Form 10QSB
period 2001-09-30
WIZBANG TECHNOLOGIES INC
filed 2001-11-08
CIK 1137883

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
         OF  1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.

COMMISSION FILE NUMBER 333-61610

                        DATE OF REPORT: NOVEMBER 8, 2001

                            WIZBANG TECHNOLOGIES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               WASHINGTON                               912061053
     (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

                        SUITE 679, 185 - 911 YATES STREET
                   VICTORIA, BRITISH COLUMBIA V8V 4Y9, CANADA
                                 (250) 519-0553

    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes       No X

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of September 30, 2001 was 10,100,000.

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .1

Item 2. Plan Of Operation . . . . . . . . . . . . . . . . . . . . . . . . . . .6

                                    PART II

Item 6 Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .8

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8



                 [This Space Has Been Intentionally Left Blank]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

Unaudited Balance Sheet At September 30, 2001 And March 31, 2001 . . . . . . . 1

Unaudited Statement Of Operations For The Six Months Ended September 30, 2001, The Three Months Ended September 30, 2001 And 2000, And For The Period September
22, 2000 (Date Of Inception) To September 30, 2001 And 2000. . . . . . . . . . 2

Unaudited Statement Of Cash Flows For The Six Months Ended September 30, 2001
And September 22, 2000 (Date Of Inception) To September 30, 2000. . . . . . . .3

Notes To Unaudited Financial Statements . . . . . . . . . . . . . . . . . . . .4




                 [This Space Has Been Intentionally Left Blank]

Wizbang Technologies, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)
(Unaudited)


                                                                   September 30,   March 31,
                                                                       2001           2001
                                                                        $              $
                                                                    (unaudited)    (audited)
                         ASSETS

Current Assets

  Cash and cash equivalents                                               48,068      53,474
  Accounts receivable                                                     22,900           -
---------------------------------------------------------------------------------------------

                                                                          70,968      53,474
---------------------------------------------------------------------------------------------
License (Note 3)
  Cost                                                                    16,000      16,000
  Accumulated amortization                                                 4,000       2,000
---------------------------------------------------------------------------------------------
Total license                                                             12,000      14,000
---------------------------------------------------------------------------------------------
Total Assets                                                              82,968      67,474
=============================================================================================

                      LIABILITIES

Current Liabilities

  Accounts payable                                                        17,300           -
  Accrued liabilities                                                        400       1,000
---------------------------------------------------------------------------------------------
Total liabilities                                                         17,700       1,000
---------------------------------------------------------------------------------------------

                 STOCKHOLDERS' EQUITY

Stockholders' Equity

Common Stock: 100,000,000 common shares authorized with a
par value of $0.0001; 10,100,000 issued and outstanding
respectively                                                               1,010       1,010

Additional Paid-in Capital                                                74,990      74,990

Donated Capital (Note 4)                                                  15,000       7,500
---------------------------------------------------------------------------------------------
                                                                          91,000      83,500
---------------------------------------------------------------------------------------------
Preferred Stock: 20,000,000 preferred shares authorized with a
par value of $.0001; none issued                                               -           -
---------------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage                         (25,732)    (17,026)
---------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                65,268      66,474
---------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                82,968      67,474
=============================================================================================

Contingent Liability (Note 1)


    The accompanying notes are an integral part of these financial statements

Wizbang Technologies, Inc.
(A Development Stage Company
Statement of Operations
(expressed in U.S. dollars)
(unaudited)

                                        Accumulated from                                               Accumulated from
                                       September 22, 2000        Three Months         Six Months      September 22, 2000
                                      (Date of Inception)            Ended               Ended        (Date of Inception)
                                        to September 30,       to September 30,       September 30,    to  September 30,
                                             2001              2001         2000          2001                2000
                                               $                $             $             $                   $

Revenue                                           22,900        22,900            -          22,900                     -

Cost of Goods Sold                                17,300        17,300            -          17,300                     -
-------------------------------------------------------------------------------------------------------------------------

Gross Margin                                       5,600         5,600            -           5,600                     -
-------------------------------------------------------------------------------------------------------------------------

Expenses

  Amortization of license                          4,000         1,000            -           2,000                     -
  Bank charges and interest                          154            13            -             136                     -
  Consulting                                      12,000         3,000            -           6,000                     -
  Filing fees                                      2,150         1,150            -           2,150                     -
  Professional fees                               10,378         1,188            -           2,870                     -
  Rent                                             3,000           750            -           1,500                     -
  Less interest income                              (350)         (276)           -            (350)                    -
-------------------------------------------------------------------------------------------------------------------------

                                                  31,332         6,825            -          14,306                     -
-------------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                          (25,732)       (1,225)           -          (8,706)                    -
=========================================================================================================================

Net Loss Per Share - Basic                                        (.01)           -            (.01)                    -
=========================================================================================================================

Weighted Average Shares Outstanding                         10,100,000    8,500,000      10,100,000             8,500,000
=========================================================================================================================


    The accompanying notes are an integral part of these financial statements

Wizbang Technologies, Inc.
(A Development Stage Company
Statement of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                         Accumulated from
                                                       Six Months      September 22, 2000
                                                            Ended     (Date of Inception)
                                                    September 30,        to September 30,
                                                             2001                    2000
                                                                $                       $

Cash Flows To Operating Activities

  Net loss                                                   (8,706)                   -

  Non-cash items
    Amortization                                              2,000                    -
    Donated consulting services                               6,000                    -
    Donated rent                                              1,500                    -

  Adjustments to reconcile net loss to cash
    Accounts receivable                                     (22,900)                   -
    Accounts payable and accrued liabilities                 16,700                    -
-----------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                        (5,406)                   -
-----------------------------------------------------------------------------------------
Cash Flows From Financing Activities

  Common shares issued                                            -               16,000
-----------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                         -               16,000
-----------------------------------------------------------------------------------------
Cash Flows To Investing Activities

  License purchased                                               -              (16,000)
-----------------------------------------------------------------------------------------
Cash Flows To Investing Activities                                -              (16,000)
-----------------------------------------------------------------------------------------
Net Decrease in Cash                                         (5,406)                   -

Cash and cash equivalents - Beginning of Period              53,474                    -
-----------------------------------------------------------------------------------------
Cash and cash equivalents - End of Period                    48,068                    -
=========================================================================================
Non-Cash Financing Activities                                     -                    -
=========================================================================================
Supplemental Disclosures

  Interest paid                                                   -                    -
  Income taxes paid                                               -                    -
=========================================================================================


    The accompanying notes are an integral part of these financial statements

Wizbang Technologies Inc.
(A Development Stage Company)
Notes To Financial Statements
(Expressed in US Dollars)
(Unaudited)

--------------------------------------------------------------------------------

1.   Development  Stage  Company

     The Company was incorporated in the state of Washington on September 22, 2000. On September 22, 2000 the Company entered into a licensing agreement with Reach Technologies, Inc., a Canadian Corporation. The agreement allows the Company to sell a Digital Data Recorder product line in the north central United States.

     The Company's principal business plan is to seek immediate earnings by exploiting the license agreement with Reach Technologies, Inc. The Company has started marketing the Digital Data Recorder product line.

     The Company is in the development stage. In a development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

2.   Summary  of  Significant  Accounting  Principles

     a)   Use  of  Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     b)   Basic  Earnings  (Loss)  Per  Share

          Basic earnings (loss) per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings per Share". The Company has a simple capital structure without potential common shares. Basic earnings (loss) per share is calculated on the weighted average number of common shares outstanding each year.

     c)   License

          The cost to acquire a license was capitalized. The costs will be amortized on a straight-line basis over four years.

          The carrying value of the License is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties.

     d)   Cash  and  Cash  Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

2.   Summary  of  Significant  Accounting  Principles  (continued)

Wizbang Technologies Inc.
(A Development Stage Company)
Notes To Financial Statements
(Expressed in US Dollars)
(Unaudited)

--------------------------------------------------------------------------------

     e)   Revenue

          Revenue from sales of the Digital Data Recorders will be recognized when goods have been shipped and collectibility is reasonably certain.

     f)   Interim  Financial  Statements

          These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.


3.   License

     The Company acquired the right to market and sell a Digital Data Recorder product line (the "License") in the states North Dakota, South Dakota, Nebraska, Kansas, Montana, Wyoming, and Colorado. The licensed product consists of 0 to 40 Megabit per second Bit Error Rate Testers that are configured for laboratory and onsite use. Models consist of laboratory, rack mount and portable versions. The licensor maintains the right to set the pricing of the licensed products. The license was acquired on September 22, 2000 and has a four year term. The license was purchased by the Company for $16,000 cash from Reach Technologies, Inc., which is one-third owned by the President of the Company and two-thirds owned by arms-length parties. The $16,000 cash payment was negotiated at arms-length and is below the cost amount of the license to Reach.


4.   Related  Party  Transactions

     The President of the Company has donated services valued at $1,000 per month and rent valued at $250 per month. These amounts have been charged to operations and classified as "donated capital" in shareholders' equity.


5.   Subsequent  Event

     On October 31, 2001 the Company agreed to pay $20,000 in the form of a note payable, due October 31, 2003, to amend the License agreement to a worldwide exclusive license, except in the territories of Washington DC, Virginia, West Virginia, Maryland, Pennsylvania, New York, Connecticut, Massachusetts, New Hampshire, Maine, Ohio, Kentucky and Tennessee where the license will be non-exclusive.

ITEM 2.  PLAN OF OPERATION

This quarterly report on Form 10-QSB contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. You should not place undue reliance on forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimated", "predicts", "potential", or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause Wizbang Technologies Inc.'s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These factors include, among other things, those discussed in this quarterly report on Form 10-QSB and in Wizbang Technologies Inc.'s other filings with the SEC. Although Wizbang Technologies Inc. believes that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are inherently uncertain, and Wizbang Technologies Inc. cannot guarantee future results, levels of activity, performance, or achievements. Wizbang Technologies Inc. is under no duty to update any of the forward-looking statements in this quarterly report on Form 10-QSB to conform forward-looking statements to actual results. All forward-looking statements should be considered in light of these risks and uncertainties.

Wizbang Technologies Inc. was incorporated under the laws of the State of Washington on September 22, 2000. To date, Wizbang Technologies Inc.'s activities have been mostly organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan.

Wizbang Technologies Inc. principal business, at present, is the marketing of its licensed product line consisting of high-tech instruments that are used to record information transferred from distant sources like aircraft and satellites. Simply put the recorders are high speed tape recorders that are capable of recording information relayed by several types of satellites and aircraft. Some of the data that can be recorded include fuel consumption, engine rotation per minute, time, pictures recorded by cameras, load stresses recorded by sensors and the status of various equipment on the craft such as batteries or radar. The recorder operates basically the same as a VCR with all the same play, fast-forward, rewind, record, scheduled operation, and other similar functions. The product line is unique in that it can record information from satellites at speeds required by those satellites. The licensed product line consists of recorders capable of recording at speeds up to 40 Megabits per second. The recorders are configured for both laboratory and onsite use. Models consist of laboratory, rack mount and portable versions.

Wizbang Technologies Inc.'s plan of operation for the next twelve months is to seek immediate earnings by exploiting the license agreement with Reach Technologies, Inc. The Company has started marketing the Digital Data Recorder product line. The market for the product includes aircraft and spacecraft manufacturers, both private and government, involved in both military and nonmilitary applications and it is anticipated that these will be the focus of selling efforts.

RESULTS OF OPERATIONS

SALES

Wizbang Technologies Inc. has generated $22,900 in sales revenues during the periods covered by this Form 10-QSB.

LOSSES

Net losses for the six months ended September 30, 2001, were $14,306. The losses are primarily attributable to the costs associated with Wizbang Technologies Inc.'s registration statement and with Consulting and rent expenses charged to operations and classified as "donated capital" in shareholders' equity.

Wizbang Technologies Inc. expects to continue to incur losses at least through fiscal year 2002 and there can be no assurance that Wizbang Technologies Inc. will achieve or maintain profitability, generate revenue or sustain future growth.

LIQUIDITY AND CAPITAL RESOURCES

Wizbang Technologies Inc. has funded its cash needs over the periods covered by this Form 10-QSB with cash on hand. It is anticipated that the cash on hand of $48,608 will be sufficient to satisfy cash requirements over the next twelve months.

PRODUCT RESEARCH AND DEVELOPMENT

Wizbang Technologies Inc. plans no product research and development over the next twelve months.

CAPITAL EXPENDITURES

Wizbang Technologies Inc. made no capital expenditures during the six months ended September 30, 2001. On October 31, 2001, subsequent to the six months ended September 30, 2001 Wizbang Technologies Inc. agreed to pay $20,000 in the form of a note payable, due October 31, 2003, to amend the License agreement to a worldwide exclusive license, except in the territories of Washington DC, Virginia, West Virginia, Maryland, Pennsylvania, New York, Connecticut, Massachusetts, New Hampshire, Maine, Ohio, Kentucky and Tennessee where the license will be non-exclusive. Other than this contract amendment there are no planned capital expenditure in the next twelve months. A Form 8K with respect to this transaction was filed on November 7, 2001.

EMPLOYEES

Other than hiring one commission sales staff, Wizbang Technologies Inc. expects no significant changes in its number of employees.

                                     PART II


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     NONE

(b)  REPORTS  ON  FORM  8-K.

     No reports were filed on Form 8-K during this quarter. On November 7, 2001, Wizbang Technologies Inc filed a Form 8-K with respect to "Acquisition or Disposition of Assets" as discussed in Item 2 "Capital Expenditures" of this form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Wizbang Technologies Inc.

                                  Date: 11/8/01

                                  /s/  Mike Frankenberger
                                  -----------------------------

                                  Mike Frankenberger
                                  President & Director