Form 10QSB
period 2001-12-31
WIZBANG TECHNOLOGIES INC
filed 2002-02-08
CIK 1137883

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 -------------

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
     OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO         .
                                             --------    --------
COMMISSION FILE NUMBER 333-61610

                        DATE OF REPORT: FEBRUARY 6, 2002

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

                                  Yes  X   No

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of December 31, 2001 was 10,100,000.

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . .   1

Item 2.   Plan Of Operation  . . . . . . . . . . . . . . . . . . . . . . . .   6

                                    PART II

Item 6 Exhibits and Reports on Form 8-K  . . . . . . . . . . . ..  . ..  . .   8

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8






                 [This Space Has Been Intentionally Left Blank]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

Unaudited Balance Sheet At December 31, 2001 And March 31, 2001 . . . . . . .  1

Unaudited Statement Of Operations For The Nine months ended December 31, 2001, The Three Months Ended December 31, 2001 And 2000, And For The Period September
22, 2000 (Date Of Inception) To December 31, 2001 And 2000 . . . . . . . . . . 2

Unaudited Statement Of Cash Flows For The Nine months ended December 31, 2001
And September 22, 2000 (Date Of Inception) To December 31, 2000 . . . . . . .  3

Notes To Unaudited Financial Statements . . . . . . . . . . . . . . . . . . .  4







                 [This Space Has Been Intentionally Left Blank]

Wizbang Technologies, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

                                                                  December 31,    March 31,
                                                                      2001          2001
                                                                       $              $
                                                                  (unaudited)     (audited)
                                 ASSETS

Current Assets

   Cash and cash equivalents                                            41,761       53,474
   Prepaid expenses                                                        750            -
-------------------------------------------------------------------------------------------
Total Current Assets                                                    42,511       53,474
-------------------------------------------------------------------------------------------
License (Note 3)
   Cost                                                                 36,000       16,000
   Accumulated amortization                                              6,622        2,000
-------------------------------------------------------------------------------------------
License - net                                                           29,378       14,000
-------------------------------------------------------------------------------------------
Total Assets                                                            71,889       67,474
===========================================================================================

                            LIABILITIES

Current Liabilities

  Accrued liabilities                                                      677        1,000
-------------------------------------------------------------------------------------------
Note payable (Note 3)                                                    9,697            -
-------------------------------------------------------------------------------------------
Total Liabilities                                                       10,374        1,000
-------------------------------------------------------------------------------------------

                       STOCKHOLDERS' EQUITY

Stockholders' Equity

Common Stock: 100,000,000 common shares authorized with a
par value of $0.0001; 10,100,000 issued and outstanding
respectively                                                             1,010        1,010

Additional Paid-in Capital                                              74,990       74,990

Donated Capital (Note 4)                                                18,750        7,500
-------------------------------------------------------------------------------------------
                                                                        94,750       83,500
-------------------------------------------------------------------------------------------
Preferred Stock: 20,000,000 preferred shares authorized with a
par value of $.0001; none issued                                             -            -
-------------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage                       (33,235)     (17,026)
-------------------------------------------------------------------------------------------
Total Stockholders' Equity                                              61,515       66,474
-------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                              71,889       67,474
===========================================================================================

Contingent Liability (Note 1)


    The accompanying notes are an integral part of these financial statements

Wizbang Technologies, Inc.
(A Development Stage Company
Statement of Operations
(expressed in U.S. dollars)
(unaudited)





                          Accumulated from                                                 Accumulated from
                         September 22, 2000         Three Months          Nine Months     September 22, 2000
                        (Date of Inception)            Ended                 Ended        (Date of Inception)
                           to December 31,          December 31,          December 31,      to December 31,
                                2001             2001         2000           2001                2000
                                  $               $             $              $                   $
Revenue                               22,900             -            -          22,900                  -

Cost of Goods Sold                    17,300             -            -          17,300                  -
------------------------------------------------------------------------------------------------------------
Gross Margin                           5,600             -            -           5,600                  -
------------------------------------------------------------------------------------------------------------

Expenses

  Amortization of license              6,622         2,622            -           4,622                  -
  Bank charges and interest              183            29            -             165                  -
  Consulting                          15,000         3,000            -           9,000                  -
  Filing fees                          2,786           636            -           2,786                  -
  Professional fees                   10,952           574          798           3,444                798
  Rent                                 3,750           750            -           2,250                  -
  Less interest income                  (458)         (108)           -            (458)                 -
------------------------------------------------------------------------------------------------------------
                                      38,835         7,503          798          21,809                798
------------------------------------------------------------------------------------------------------------
Net Loss for the Period              (33,235)       (7,503)        (798)        (16,209)              (798)
============================================================================================================

Net Loss Per Share - Basic                            (.01)           -            (.01)                 -
============================================================================================================

Weighted Average Shares
  Outstanding                                   10,100,000    8,500,000      10,100,000          8,500,000
============================================================================================================


    The accompanying notes are an integral part of these financial statements

Wizbang Technologies, Inc.
(A Development Stage Company
Statement of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                          Accumulated from
                                                         Nine Months     September 22, 2000
                                                            Ended       (Date of Inception)
                                                         December 31,     to December 31,
                                                             2001               2000
                                                              $                  $
Cash Flows To Operating Activities

 Net loss                                                     (16,209)                 (798)

 Non-cash items
  Amortization                                                  4,622                     -
  Donated consulting services                                   9,000                     -
  Donated rent                                                  2,250                     -

 Adjustments to reconcile net loss to cash
  Prepaid expenses                                               (750)                    -
  Accounts payable and accrued liabilities                       (323)                  798
--------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                          (1,410)                    -
--------------------------------------------------------------------------------------------
Cash Flows From Financing Activities

  Note repayment                                              (10,303)                    -
  Common shares issued                                              -                16,000
--------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                     (10,303)               16,000
--------------------------------------------------------------------------------------------
Cash Flows To Investing Activities

  License purchased                                                 -               (16,000)
--------------------------------------------------------------------------------------------
Cash Flows To Investing Activities                                  -               (16,000)
--------------------------------------------------------------------------------------------
Net Decrease in Cash                                          (11,713)                    -

Cash and cash equivalents - Beginning of Period                53,474                     -
--------------------------------------------------------------------------------------------
Cash and cash equivalents - End of Period                      41,761                     -
============================================================================================
Non-Cash Financing Activities                                       -                     -

  A license was purchased by issuing a promissory note         20,000                     -
============================================================================================
Supplemental Disclosures

  Interest paid                                                     -                     -
  Income taxes paid                                                 -                     -
============================================================================================

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

2.   Summary  of  Significant  Accounting  Principles  (continued)

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

     On October 31, 2001 the Company agreed to pay $20,000 in the form of a note payable, due October 31, 2003, to amend the License agreement to a worldwide exclusive license, except in the territories of Washington DC, Virginia, West Virginia, Maryland, Pennsylvania, New York, Connecticut, Massachusetts, New Hampshire, Maine, Ohio, Kentucky and Tennessee where the license will be non-exclusive. The Company has repaid $10,303 and interest accrues at 7% per annum, matures October 31, 2003 and is due on demand.

4.   Related  Party  Transactions

     The President of the Company has donated services valued at $1,000 per month and rent valued at $250 per month. These amounts have been charged to operations and classified as "donated capital" in shareholders' equity .

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

LOSSES

Net losses for the nine months ended December 31, 2001, were $16,209. The losses are primarily attributable to the costs associated with Wizbang Technologies Inc.'s registration statement and with Consulting and rent expenses charged to operations and classified as "donated capital" in shareholders' equity.

Wizbang Technologies Inc. expects to continue to incur losses at least through fiscal year 2002 and there can be no assurance that Wizbang Technologies Inc. will achieve or maintain profitability, generate revenue or sustain future growth.

LIQUIDITY AND CAPITAL RESOURCES

Wizbang Technologies Inc. has funded its cash needs over the periods covered by this Form 10-QSB with cash on hand. It is anticipated that the cash on hand of $41,761 will be sufficient to satisfy cash requirements over the next twelve months.

PRODUCT RESEARCH AND DEVELOPMENT

Wizbang Technologies Inc. plans no product research and development over the next twelve months.

CAPITAL EXPENDITURES

On October 31, 2001, Wizbang Technologies Inc. agreed to pay $20,000 in the form of a note payable, due October 31, 2003, to amend the License agreement to a worldwide exclusive license, except in the territories of Washington DC, Virginia, West Virginia, Maryland, Pennsylvania, New York, Connecticut, Massachusetts, New Hampshire, Maine, Ohio, Kentucky and Tennessee where the license will be non-exclusive. Other than this contract amendment there are no planned capital expenditure in the next twelve months. A Form 8K with respect to this transaction was filed on November 7, 2001.

EMPLOYEES

Wizbang Technologies Inc. expects no significant changes in its number of employees.

                                     PART II


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     NONE

(a)  REPORTS ON FORM 8-K.

     On November 7, 2001, Wizbang Technologies Inc filed a Form 8-K with respect to "Acquisition or Disposition of Assets" as discussed in Item 2 "Capital Expenditures" of this form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Wizbang Technologies Inc.

          Date: 02/06/02

          /s/ Mike Frankenberger
          ------------------------

          Mike Frankenberger
          President & Director