Form 10KSB
period 2002-03-31
WIZBANG TECHNOLOGIES INC
filed 2002-05-07
CIK 1137883

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
         OF  1934

               FOR THE QUARTERLY PERIOD ENDED March 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.

COMMISSION FILE NUMBER 333-61610

                        DATE OF REPORT: May 6, 2002

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

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

    Title  of  Each  Class             Name of each Exchange on Which Registered
Common  Stock  ($0.0001  Par  Value)                         None
Preferred  Stock  ($0.0001  Par  Value)                      None

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:  None

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The  issuer's  total  revenues  for the year ended March 31, 2002, were $23,436.

At May 6, 2002, the number of shares outstanding of the registrant's Common Stock, $0.0001 par value (the only class of voting stock), was 10,100,000.

TABLE OF CONTENTS

PART I


Item 1.  Description of Business                                               1

Item 2. Description of Property                                                1

Item 3. Legal Proceedings                                                      1

Item 4. Submission Of Matters To A Vote Of Security Holders                    1


PART II

Item 5.  Market For Common Equity And Related Stockholder Matters              2

Item 6. Management Discussion And Analysis Or Plan Of Operation                3

Item 7. Financial Statements                                                   4

Item 8. Changes And Disagreements With Accountants On Accounting And
Financial Disclosure                                                           5

PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance
With Section 16(A) Of The Exchang Act                                          6

Item 10. Executive Compensation                                                6

Item 11. Security Ownership Of Certain Beneficial Owners And Management        7

Item 12. Certain Relationships And Related Transactions                        7

Item 13. Exhibits And Reports On Form 8K                                       8






                 [This Space Has Been Intentionally Left Blank]

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

Wizbang Technologies Inc. was incorporated under the laws of the State of Washington on September 22, 2000, and is in its early developmental and promotional stages. To date, Wizbang Technologies Inc.'s activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. Wizbang Technologies Inc. has commenced commercial operations.

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


ITEM  2.  DESCRIPTION  OF  PROPERTY

Wizbang Technologies Inc.'s address is Suite 679, 185 - 911 Yates Street Victoria, British Columbia V8V 4Y9, Canada. Wizbang Technologies Inc. currently maintains limited office space, occupied by Mr. Frankenberger, for which it pays no rent. Its This space is valued at $250.00 per month which has been charged to operations as donated rent. Wizbang Technologies Inc. believes that this facility is generally suitable and adequate to accommodate its current operations and that such facility is adequately insured.

ITEM  3.  LEGAL  PROCEEDINGS

Wizbang Technologies Inc. is currently not a party to any pending legal proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the year ended 2002, Wizbang Technologies Inc. did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

a)  Market  Information

There  is  no  public trading market for Wizbang Technologies Inc. common stock.

b)  Holders

As of May 6, 2002, there were approximately 29 shareholders of record holding a total of 10,100,000 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

c)  Dividend

There have been no dividends declared since the inception of the company and there are no restrictions on the ability to pay dividends on common equity or that are likely to do so in the future. The payment of dividends is within the discretion of the Board of Directors and will depend on Wizbang Technologies Inc.'s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit Wizbang Technologies Inc.'s ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

d)  Recent  Sales  Of  Unregistered  Securities

     a. On September 22, 2000, Wizbang Technologies Inc. issued a total of 8,500,000 shares of common stock to Mike Frankenberger. The issuance of the common stock was exempt from registration under Regulation S. Mike Frankenberger was not a resident or citizen of the U.S. at the time it received the offer to purchase and at the closing of the purchase of the stock, and did not acquire the stock for the account or benefit of any U.S. person. Mike Frankenberger agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. The stock contains a legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. Wizbang Technologies Inc. will refuse to register any transfer of the Stock not made in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. The issuance of the shares was also exempt from registration under Rule 506 of Regulation D, and sections 3(b) and 4(2) of the Securities Act of 1933, as amended, due to Mr. Frankenberger's status as the founder and initial management of Wizbang Technologies Inc. and his status as an accredited investor.

     b. On March 3, 2001 Wizbang Technologies Inc. issued a total of 1,600,000 shares of common stock to four foreign corporations. The issuance of the common stock was exempt from registration under Regulation S. Each entity was a foreign corporation at the time it received the offer to purchase and at the closing of the purchase of the stock, and did not acquire the stock for the account or benefit of any U.S. person. Each corporation agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. The stock contains a legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. Wizbang Technologies Inc. will refuse to register any transfer of the Stock not made in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration.

ITEM  6.  PLAN  OF  OPERATION

Wizbang Technologies Inc.'s plan of operation for the next twelve months is to continue marketing the licensed product line. The market for the product includes aircraft and spacecraft manufacturers, both private and government, involved in both military and nonmilitary applications and it is anticipated that these will be the focus of selling efforts. Wizbang Technologies Inc. will begin marketing the product to new target companies as they are identified.

LIQUIDITY  AND  CAPITAL  RESOURCES

Wizbang Technologies Inc. has funded its cash needs over the periods covered by this Form 10-KSB with cash on hand. It is anticipated that the cash on hand of $36,148 will be sufficient to satisfy cash requirements over the next twelve months.

PRODUCT  RESEARCH  AND  DEVELOPMENT

Wizbang Technologies Inc. plans no product research and development over the next twelve months.

CAPITAL  EXPENDITURES

Over the period covered by this report Wizbang Technologies Inc. made the following capital expenditures:
     - On October 31, 2001, Wizbang Technologies Inc. agreed to pay $20,000 in the form of a note payable, due October 31, 2003, to amend the License agreement to a worldwide exclusive license, except in the territories of Washington DC, Virginia, West Virginia, Maryland, Pennsylvania, New York, Connecticut, Massachusetts, New Hampshire,
          Maine, Ohio, Kentucky and Tennessee where the license will be non-exclusive. Other than this contract amendment there are no planned capital expenditure in the next twelve months. A Form 8K with respect to this transaction was filed on November 7, 2001.
     - There are no other planned capital expenditure in the next twelve months.

EMPLOYEES

Other than hiring one commission sales staff, Wizbang Technologies Inc. expects no significant changes in its number of employees.

ITEM  7.  FINANCIAL  STATEMENTS



Wizbang Technologies, Inc.
(A Development Stage Company)

Index


Independent Auditors' Report . . .  F-1

Balance Sheets . . . . . . . . . .  F-2

Statements of Operations . . . . .  F-3

Statements of Cash Flows . . . . .  F-4

Statement of Stockholders' Equity.  F-5

Notes to the Financial Statements.  F-6

                               [GRAPHIC  OMITED]



                               [GRAPHIC  OMITED]







                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Wizbang Technologies, Inc.
(A  Development  Stage  Company)


We have audited the accompanying balance sheets of Wizbang Technologies, Inc. (A Development Stage Company) as of March 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the period from September 22, 2000 (Date of Inception) to March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Wizbang Technologies, Inc. (A Development Stage Company), as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the period from September 22, 2000 (Date of Inception) March 31, 2002 and the years ended March 31, 2002 and 2001, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated significant revenues since inception and has suffered recurring operating losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  "Manning  Elliott"


CHARTERED  ACCOUNTANTS
Vancouver,  Canada
April  29,  2002



Wizbang Technologies, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                        March 31,    March 31,
                                                                          2002         2001
                                                                       $            $

ASSETS

Current Assets

Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      36,148       53,474
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .         750            -
-----------------------------------------------------------------------------------------------


Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . .      36,898       53,474
-----------------------------------------------------------------------------------------------
License (Note 3)
Cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      36,000       16,000
Accumulated amortization. . . . . . . . . . . . . . . . . . . . . . .       9,244        2,000
-----------------------------------------------------------------------------------------------

License - net . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26,756       14,000
-----------------------------------------------------------------------------------------------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      63,654       67,474
===============================================================================================


LIABILITIES

Current Liabilities

Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . .       1,376        1,000

Note payable (Note 3) . . . . . . . . . . . . . . . . . . . . . . . .      10,114            -
-----------------------------------------------------------------------------------------------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .      11,490        1,000
-----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

Stockholders' Equity

Common Stock: 100,000,000 common shares authorized with a
par value of $0.0001; 10,100,000 issued and outstanding respectively.       1,010        1,010

Additional Paid-in Capital. . . . . . . . . . . . . . . . . . . . . .      74,990       74,990

Donated Capital (Note 4). . . . . . . . . . . . . . . . . . . . . . .      18,750        7,500
-----------------------------------------------------------------------------------------------

                                                                           94,750       83,500
-----------------------------------------------------------------------------------------------

Preferred Stock: 20,000,000 preferred shares authorized with a
par value of $.0001; none issued. . . . . . . . . . . . . . . . . . .           -            -


Deficit Accumulated During the Development Stage. . . . . . . . . . .     (42,586)     (17,026)
-----------------------------------------------------------------------------------------------

Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . .      52,164       66,474
-----------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity. . . . . . . . . . . . . .      63,654       67,474
===============================================================================================





Contingent  Liability  (Note  1)

   The accompanying notes are an integral part of these financial statements
                                       F-2



Wizbang Technologies, Inc.
(A Development Stage Company
Statements of Operations
(expressed in U.S. dollars)




                                        Accumulated from                    Accumulated from
                                       September 22, 2000       Year       September 22, 2000
                                      (Date of Inception)       Ended     (Date of Inception)
                                          to March 31,        March 31,         to March 31,
                                              2002              2002              2001
                                               $                 $                 $
Revenue. . . . . . . . . . . . . . .               22,900        22,900                     -

Cost of Goods Sold . . . . . . . . .               17,300        17,300                     -
----------------------------------------------------------------------------------------------

Gross Margin . . . . . . . . . . . .                5,600         5,600                     -
----------------------------------------------------------------------------------------------



Expenses

Amortization of license. . . . . . .                9,244         7,244                 2,000
Bank charges and interest. . . . . .                  669           651                    18
Consulting . . . . . . . . . . . . .               19,141        13,141                 6,000
Filing fees. . . . . . . . . . . . .                3,259         3,259                     -
Professional fees. . . . . . . . . .               11,909         4,401                 7,508
Rent . . . . . . . . . . . . . . . .                4,500         3,000                 1,500
Less interest income . . . . . . . .                 (536)         (536)                    -
----------------------------------------------------------------------------------------------
                                                   48,186        31,160                17,026
----------------------------------------------------------------------------------------------
Net Loss for the Period. . . . . . .              (42,586)      (25,560)              (17,026)
==============================================================================================


Net Loss Per Share - Basic                                         (.01)                 (.01)
==============================================================================================

Weighted Average Shares Outstanding                          10,100,000             8,767,000
==============================================================================================



   The accompanying notes are an integral part of these financial statements
                                       F-3



Wizbang Technologies, Inc.
(A Development Stage Company
Statements of Cash Flows
(expressed in U.S. dollars)


                                              Accumulated from       Year        Accumulated from
                                             September 22, 2000      Ended      September 22, 2000
                                            (Date of Inception)    March 31,   (Date of Inception)
                                             to March 31, 2002       2002       to March 31, 2001
                                                     $                 $                $
Cash Flows To Operating Activities

Net loss . . . . . . . . . . . . . . . . .              (42,586)     (25,560)              (17,026)

Non-cash items
Amortization . . . . . . . . . . . . . . .                9,244        7,244                 2,000
Donated consulting services. . . . . . . .               15,000        9,000                 6,000
Donated rent . . . . . . . . . . . . . . .                3,750        2,250                 1,500

Adjustments to reconcile net loss to cash
Prepaid expenses . . . . . . . . . . . . .                 (750)        (750)                    -
Accrued liabilities. . . . . . . . . . . .                1,376          376                 1,000
---------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities. . .              (13,966)      (7,440)               (6,526)
---------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

Note repayment . . . . . . . . . . . . . .               (9,886)      (9,886)                    -
Common shares issued . . . . . . . . . . .               76,000            -                76,000
---------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities.               66,114       (9,886)               76,000
---------------------------------------------------------------------------------------------------
Cash Flows To Investing Activities

License purchased. . . . . . . . . . . . .              (16,000)           -               (16,000)
---------------------------------------------------------------------------------------------------
Cash Flows To Investing Activities . . . .              (16,000)           -               (16,000)
---------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash. . . . . .               36,148      (17,326)               53,474

Cash - Beginning of Period . . . . . . . .                    -       53,474                     -
---------------------------------------------------------------------------------------------------

Cash - End of Period . . . . . . . . . . .               36,148       36,148                53,474
===================================================================================================

Non-Cash Financing Activities

A license was purchased by issuing a
promissory note. . . . . . . . . . . . . .               20,000       20,000                     -
===================================================================================================
Supplemental Disclosures

Interest paid. . . . . . . . . . . . . . .                    -            -                     -
Income taxes paid. . . . . . . . . . . . .                    -            -                     -
===================================================================================================




   The accompanying notes are an integral part of these financial statements
                                       F-4




Wizbang Technologies, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From September 22, 2000 (Date of Inception) to March 31, 2002
(expressed in U.S. dollars)


                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                     Additional                       During the
                                                                                       Paid-in    Donated             Development
                                                                  Shares    Amount     Capital    Capital    Total       Stage
                                                                    #          $          $          $         $           $
Balance - September 22, 2000
(Date of Inception). . . . . . . . . . . . . . . . . . . . . .           -        -            -         -        -             -

Stock issued on September 22,
2000 for cash at $0.00188 per
share. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8,500,000      850       15,150         -   16,000             -

Stock issued on March 31, 2001
for cash at $0.0375 per share. . . . . . . . . . . . . . . . .   1,600,000      160       59,840         -   60,000             -

Value of rent donated by a
related party. . . . . . . . . . . . . . . . . . . . . . . . .           -        -            -     1,500    1,500             -

Value of services donated
by a related party . . . . . . . . . . . . . . . . . . . . . .           -        -            -     6,000    6,000             -
----------------------------------------------------------------------------------------------------------------------------------

Net loss for the period. . . . . . . . . . . . . . . . . . . .           -        -            -         -        -       (17,026)
----------------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2001 . . . . . . . . . . . . . . . . . . .  10,100,000    1,010       74,990     7,500   83,500       (17,026)

Value of rent donated by
a related party. . . . . . . . . . . . . . . . . . . . . . . .           -        -            -     2,250    2,250             -

Value of services donated
by a related party . . . . . . . . . . . . . . . . . . . . . .           -        -            -     9,000    9,000             -

Net loss for the year. . . . . . . . . . . . . . . . . . . . .           -        -            -         -        -       (25,560)

----------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 2002 . . . . . . . . . . . . . . . . . . .  10,100,000    1,010       74,990    18,750   94,750       (42,586)
==================================================================================================================================



   The accompanying notes are an integral part of these financial statements
                                       F-5

Wizbang Technologies Inc.
(A Development Stage Company)
Notes To Financial Statements
YEARS ENDED March 31, 2002 AND 2001
(Expressed in US Dollars)

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

Planned principal activities have begun but significant revenues have not been realized. The Company will continue to be in the development stage until significant revenues begin. In a development stage company, management devotes most of its activities in developing a market for its products. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

The Company has enough cash resources to meet ongoing operating expenses for the next fiscal year.


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

Wizbang Technologies Inc.
(A Development Stage Company)
Notes To Financial Statements
YEARS ENDED March 31, 2002 AND 2001
(Expressed in US Dollars)

--------------------------------------------------------------------------------
2.     Summary  of  Significant  Accounting  Principles  (continued)

e)     Revenue

Revenue from sales of the Digital Data Recorders will be recognized when goods have been shipped and collectibility is reasonably certain.

f)     Income  Taxes

The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109 (SFAS 109), Accounting for Income Taxes.

Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating loss carry forwards. Potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating loss carry forwards in future years.

The Company has a tax loss of $14,600 to offset future years taxable income expiring in fiscal 2016 and 2017.

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:



                          2002      2001
                        $         $

Net Operating Losses .   14,600     7,500
Statutory Tax Rate . .       34%       34%
Effective Tax Rate . .        -         -
Deferred Tax Asset . .    4,964     2,550
Valuation Allowance. .   (4,964)   (2,550)


Net Deferred Tax Asset        -         -



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

On October 31, 2001 the Company agreed to pay $20,000 in the form of a note payable, due October 31, 2003, to amend the License agreement to a worldwide exclusive license, except in the territories of Washington DC, Virginia, West Virginia, Maryland, Pennsylvania, New York, Connecticut, Massachusetts, New
Hampshire, Maine, Ohio, Kentucky and Tennessee where the license will be non-exclusive. The Company repaid $10,303. Interest accrues on the unpaid principal amount of $9,697 at a rate of 7% per annum, matures October 31, 2003 and is due on demand. Unpaid interest of $416 is owing at March 31, 2002.
The $36,000 paid was negotiated at arms-length and is below the cost amount of the license to Reach.


4.     Related  Party  Transactions

a) The President of the Company has donated services valued at $9,000 and rent valued at $2,250 for the nine months ended December 31, 2001. These amounts have been charged to operations and classified as "donated capital" in shareholders' equity.

b) Starting January 1, 2002 a company controlled by the President of the Company was paid consulting fees of $4,141 and rent re-imbursement of $750 in the last three months of fiscal 2002.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Wizbang Technologies Inc. has had no changes in or disagreements with its accountants in its two most recent fiscal years or any later interim period.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Wizbang Technologies Inc's directors hold office until the annual meeting of shareholders next held after their election. The Officers and Directors of Wizbang Technologies Inc as of May 6, 2002 are as follows:

Name                   Age     Position
------------------     ---     -------------------------

Mike  Frankenberber     39     President,  and  Director


Mr. Frankenberger became a director and officer of Wizbang Technologies Inc.'s in September 2000. In 1987, Mr. Frankenberger graduated from the University of British Columbia with a degree in accounting and management information systems. Mr. Frankenberger qualified as a chartered accountant in 1990. During the past eight years, Mr. Frankenberger has worked with Reach Technologies Inc. as a Director and chief financial officer. While initially working with Reach
Technologies, Inc., Mr. Frankenberger worked for two years as chief financial officer of Axion Internet, an Internet service provider. Mr. Frankenberger also worked for two years as chief financial officer with Starcom Inc., a regional telecommunications company. Mr. Frankenberger devotes approximately 40% of his time to his position in Reach Technologies, Inc., in the areas of finance and administration.

ITEM  10.  EXECUTIVE  COMPENSATION

The following table provides summary information for the years 2001, and 2002 concerning cash and noncash compensation paid or accrued by Wizbang Technologies Inc. to or on behalf of the president and any other employee(s) to receive compensation in excess of $100,000.




SUMMARY COMPENSATION TABLE
                                                                                  Long Term Compensation
                                                                               -------------------------------
                                             Annual Compensation                      Awards   Payouts
                                  -----------------------------------------    --------------------------------
                                                                     Other                  Securities
                                                                     Annual    Restricted   Under-
Name and                                                             compen-   Stock        Lying        LTIP      All Other
Principal                         Salary                    Bonus    sation    Awards       Options/     Payouts   Compen-
Position . . . . . . . . .  Year    ($)                      ($)       ($)      ($)         SARs (#)       ($)     sation ($)
Mike
Frankenberger
President,
Secretary, and              2001                         -        -         -            -            -         -  $    6,000*
Director                    2002  $                  4,141        -         -            -            -         -  $    9,000*
--------------------------  ----  ------------------------  -------  --------  -----------  -----------  --------  -----------


*This is a non cash item and accounted for as donated capital in the financial statements

Compensation  of  Directors


There is no plan in place at this time for Wizbang Technologies Inc.'s directors to be compensated.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of Wizbang Technologies Inc. as of March 31, 2002, by each shareholder who is known by Wizbang Technologies Inc. to beneficially own more than 5% of the outstanding Common Stock, by each director, and by all executive officers and directors as a group.



                Name And Address Of      Amount And Nature
Title Of Class  Beneficial Owner         Of Beneficial Owner  Percent Of Class
--------------  -----------------------  -------------------  -----------------
                Mike Frankenberger
                Suite 679, 185 -
                911 Yates Street
                Victoria, British
                Columbia V6X 2T1,
Common Stock .  CANADA                            8,5000,000              84.2%
--------------  -----------------------  -------------------  -----------------
                All Executive
                Officers and Directors
Common Stock .  as a Group (1)                     8,500,000              84.2%
--------------  -----------------------  -------------------  -----------------




ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

No director, executive officer or nominee for election as a director of Wizbang Technologies Inc., and no owner of five percent or more of Wizbang Technologies Inc.'s outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000.

Mike Frankenberger is the only promoter of Wizbang Technologies Inc. Other than the 8,500,000 shares issued to Mr. Frankenberger in exchange for $16,000 upon inception of Wizbang Technologies Inc. and the salary and other compensation indicated in Item 10 of this form 10-KSB, there has been nothing of value (including money, property, contracts, options, or rights of any kind) received or to be received by Mr. Frankenberger, directly or indirectly, from the Wizbang Technologies Inc. Wizbang Technologies Inc. has not received any other assets, services or other consideration as a result. Wizbang Technologies Inc. arbitrarily determined the price of the shares issued to Mr. Frankenberger.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8K

1. Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 7 of this Form 10-KSB, which is incorporated herein by reference.
2. Wizbang Technologies Inc filed a Form 8-K with respect to an amendment to its license agreement as discussed in Item 6 of this form 10-KSB.

ITEM  2.  DESCRIPTION  OF  EXHIBITS



INDEX TO EXHIBITS

Exhibit. . . . . .  Page
No.. . . . . . . .  No.   Description
------------------  ----  --------------------------------------------------------------------------------
                          Articles Of Incorporation Of Wizbang Technologies Inc. (Incorporated by
3(a)(i). . . . . .     *  reference filed with the Company's Form S-1 on May 24, 2001 ).
------------------  ----  --------------------------------------------------------------------------------
                          By-laws Of Wizbang Technologies Inc. (Incorporated by reference filed with
3(a)(ii) . . . . .     *  the Company's Form S-1 on May 24, 2001 ).
------------------  ----  --------------------------------------------------------------------------------
                          Specimen Share of Common Stock (Incorporated by reference filed with the
4. . . . . . . . .     *  Company's Form S-1 on May 24, 2001 ).
------------------  ----  --------------------------------------------------------------------------------
                          Agreement Between Wizbang Technologies Inc. And Reach Technologies Inc
                          Dated September 22, 2000 for the right to distribute the Reach Technologies
                          Inc. licensed product line. (Incorporated by reference filed with the Company's
10.1 . . . . . . .     *  Form S-1 on May 24, 2001 )
------------------  ----  --------------------------------------------------------------------------------
                          Subscription Agreement and Investment Letter re: Bolina Investments Limited
10.2 . . . . . . .     *  (Incorporated by reference filed with the Company's Form S-1 on May 24, 2001 ).
------------------  ----  --------------------------------------------------------------------------------
                          Subscription Agreement and Investment Letter re: Decuma Corporation
10.3 . . . . . . .     *  (Incorporated by reference filed with the Company's Form S-1 on May 24, 2001 ).
------------------  ----  --------------------------------------------------------------------------------
                          Subscription Agreement and Investment Letter re: Clavie Corporation
10.4 . . . . . . .     *  (Incorporated by reference filed with the Company's Form S-1 on May 24, 2001 ).
------------------  ----  --------------------------------------------------------------------------------
                          Subscription Agreement and Investment Letter re: OPUS 1 Corporation
                          (Incorporated by reference filed with the Company's Form S-1 on May 24,
10.5 . . . . . . .     *                                                                           2001 ).
------------------  ----  --------------------------------------------------------------------------------
                          Agreement Between Wizbang Technologies Inc. And Reach Technologies Inc
                          Dated October 31, 2001 amending the Licensing Agreement with Reach
10.6 . . . . . . .    10  Technologies, Inc. dated September 22, 2000 as it pertains to new territory
------------------  ----  --------------------------------------------------------------------------------
                          Letter on change in certifying accountant (Incorporated by reference filed with
16.1 . . . . . . .     *  the Company's Form 8-K on October 19, 2001).
------------------  ----  --------------------------------------------------------------------------------
23 . . . . . . . .    15  Consent of Independent Public Accountant, dated May 6, 2002.
------------------  ----  --------------------------------------------------------------------------------

 SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of May 2002.

                                         Wizbang  Technologies  Inc

                                         /s/  Mike  Frankenberger
                                         ---------------------------
                                         Name:  Mike  Frankenberger
                                         Title:  President  and  Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                        Date
--------------------                  ------------------------     ------------



Mike  Frankenberger                   President  and  Director     May  6, 2002.




                 [This Space Has Been Intentionally Left Blank]