Form 10QSB
period 2002-06-30
WIZBANG TECHNOLOGIES INC
filed 2002-07-30
CIK 1137883

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2002.

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

     FOR  THE  TRANSITION  PERIOD  FROM  ________  TO  ________.

COMMISSION  FILE  NUMBER  333-61610

                          DATE OF REPORT: JULY 30, 2002

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

                                  Yes X      No

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of June 30, 2002 was 10,100,000.



                                TABLE OF CONTENTS

                                     PART I

Item  1.  Financial  Statements                                  1

Item  2.  Plan  Of  Operation                                    6

                                    PART II

Item  6  Exhibits  and  Reports  on  Form  8-K                   8

Signatures                                                       8












                 [This Space Has Been Intentionally Left Blank]

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS

Unaudited  Balance Sheet At June 30, 2002 And Audited Balance Sheet
at March 31, 2002                                                             1

Unaudited  Statement  Of Operations For The Three Months Ended
June 30, 2002 And 2001, And For The Period September 22, 2000
(Date Of Inception) To June 30, 2002                                          2

Unaudited  Statement  Of Cash Flows For The Three months ended
June 30, 2002 And 2002                                                        3

Notes  To  Unaudited  Financial  Statements                                   4













                 [This Space Has Been Intentionally Left Blank]

Wizbang  Technologies,  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)


                                                               June 30,   March 31,
                                                                   2002        2002
                                                                      $           $
                                                            (unaudited)   (audited)

ASSETS
Current Assets

Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34,560    36,148
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .      750       750
----------------------------------------------------------------------------------
Total Current Assets. . . . . . . . . . . . . . . . . . . . . .   35,310    36,898
----------------------------------------------------------------------------------

License (Note 3)
Cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   66,000    36,000
Accumulated amortization. . . . . . . . . . . . . . . . . . . .  (12,119)    9,244
----------------------------------------------------------------------------------
License - net . . . . . . . . . . . . . . . . . . . . . . . . .   53,881    26,756
----------------------------------------------------------------------------------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . .   89,191    63,654
==================================================================================

LIABILITIES

Current Liabilities

Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .    1,089         -
Accrued liabilities (Note 4(b)) . . . . . . . . . . . . . . . .    4,150     1,376
----------------------------------------------------------------------------------
Total Current Liabilities . . . . . . . . . . . . . . . . . . .    5,239     1,376

Notes payable (Note 3). . . . . . . . . . . . . . . . . . . . .   40,399    10,114
----------------------------------------------------------------------------------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . .   45,638    11,490
----------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

Stockholders' Equity

Common Stock: 100,000,000 common shares authorized with
a par value of $0.0001; 10,100,000 issued and outstanding . . .    1,010     1,010

Additional Paid-in Capital. . . . . . . . . . . . . . . . . . .   74,990    74,990

Donated Capital (Note 4). . . . . . . . . . . . . . . . . . . .   18,750    18,750
----------------------------------------------------------------------------------
                                                                  94,750    94,750
----------------------------------------------------------------------------------
Preferred Stock: 20,000,000 preferred shares authorized with a
par value of $.0001; none issued. . . . . . . . . . . . . . . .        -         -
----------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage. . . . . . . .  (51,197)  (42,586)
----------------------------------------------------------------------------------
Total Stockholders' Equity. . . . . . . . . . . . . . . . . . .   43,553    52,164
----------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity. . . . . . . . . . .   89,191    63,654
==================================================================================


(The accompanying notes are an integral part of the financial statements.)


Wizbang  Technologies,  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)



                                         Accumulated from
                                        September 22, 2000
                                       (Date of Inception)           Three months ended
                                           to June 30,             June 30,        June 30,
                                               2002                  2002            2001
                                                 $                     $               $
                                            (unaudited)           (unaudited)    (unaudited)
Revenue . . . . . . . . . . . . . . .               22,900                    -           -

Cost of Goods Sold. . . . . . . . . .               17,300                    -           -
--------------------------------------------------------------------------------------------
Gross Margin. . . . . . . . . . . . .                5,600                    -           -
--------------------------------------------------------------------------------------------

Expenses

Amortization of license . . . . . . .               12,119                2,875       1,000
Bank charges and interest . . . . . .                  972                  303          34
Consulting. . . . . . . . . . . . . .               22,141                3,000       3,000
Filing fees . . . . . . . . . . . . .                4,392                1,133           -
Professional fees . . . . . . . . . .               12,459                  550       1,137
Rent. . . . . . . . . . . . . . . . .                5,250                  750         750
Less interest income. . . . . . . . .                 (536)                   -           -
--------------------------------------------------------------------------------------------
                                                    56,797                8,611       5,921
--------------------------------------------------------------------------------------------
Net Loss for the Period . . . . . . .              (51,197)              (8,611)     (5,921)
============================================================================================

Net Loss Per Share - Basic. . . . . .                                         -           -
============================================================================================

Weighted Average Shares Outstanding .                                10,100,100  10,100,100
============================================================================================

(The accompanying notes are an integral part of the financial statements.)


Wizbang  Technologies,  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)




                                                                 Three Months Ended
                                                              June 30,        June 30,
                                                                2002            2001
                                                                  $               $
                                                             (unaudited)    (unaudited)
Cash Flows To Operating Activities

Net loss . . . . . . . . . . . . . . . . . . . . . . .               (8,611)    (5,921)

Adjustments to reconcile net loss to cash
Amortization . . . . . . . . . . . . . . . . . . . . .                2,875      1,000
Donated consulting services. . . . . . . . . . . . . .                    -      3,000
Donated rent . . . . . . . . . . . . . . . . . . . . .                    -        750

Change in non-cash working capital items
Accounts payable and accrued liabilities . . . . . . .                4,148       (863)
---------------------------------------------------------------------------------------
Net Cash Used In Operating Activities. . . . . . . . .               (1,588)    (2,034)
---------------------------------------------------------------------------------------
Cash Flows From Financing Activities . . . . . . . . .                    -          -
---------------------------------------------------------------------------------------
Cash Flows To Investing Activities . . . . . . . . . .                    -          -
---------------------------------------------------------------------------------------
Net Decrease in Cash . . . . . . . . . . . . . . . . .               (1,588)    (2,034)
---------------------------------------------------------------------------------------
Cash - Beginning of Period . . . . . . . . . . . . . .               36,148     53,474

Cash - End of Period . . . . . . . . . . . . . . . . .               34,560     51,440
=======================================================================================
Non-Cash Financing Activities

A license was purchased by issuing a promissory note .               30,000          -
=======================================================================================
Supplemental Disclosures

Interest paid. . . . . . . . . . . . . . . . . . . . .                    -          -
Income taxes paid. . . . . . . . . . . . . . . . . . .                    -          -
=======================================================================================


(The accompanying notes are an integral part of the financial statements.)

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

The Company has enough cash resources to meet ongoing operating expenses for the next twelve months.


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

On October 31, 2001 the Company agreed to pay $20,000 in the form of a note payable, due October 31, 2003, to amend the License agreement to a worldwide exclusive license, except in the territories of Washington DC, Virginia, West Virginia, Maryland, Pennsylvania, New York, Connecticut, Massachusetts, New
Hampshire, Maine, Ohio, Kentucky and Tennessee where the license will be non-exclusive. The Company repaid $10,303. Interest accrues on the unpaid principal amount of $9,697 at a rate of 7% per annum, matures October 31, 2003 and is due on demand. Unpaid interest of $586 is owing at June 30, 2002.

On June 10, 2002 the Company agreed to pay $30,000 in the form of a note payable, due June 30, 2004, to amend the License agreement to include a worldwide exclusive license for data recorders in the 41 to 160 mega bit per second range. Interest accrues on the unpaid principal amount of $30,000 at a rate of 7% per annum, matures June 30, 2004 and is due on demand. Unpaid interest of $115 is owing at June 30, 2002.


4.     Related  Party  Transactions

a) During the three months ended June 30, 2001 the President of the Company donated services valued at $3,000 and rent valued at $750. These amounts were charged to operations and classified as "donated capital" in shareholders' equity.

b) During the three months ended June 30, 2002 the Company owes a company controlled by the President of the Company consulting fees of $3,000 and rent reimbursement of $750. These amounts were charged to operations.

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

Wizbang Technologies Inc. was incorporated under the laws of the State of Washington on September 22, 2000. Wizbang Technologies Inc. principal business, at present, is the marketing of its licensed product line consisting of high-tech instruments that are used to record information transferred from distant sources like aircraft and satellites. Simply put the recorders are high speed tape recorders that are capable of recording information relayed by several types of satellites and aircraft. Some of the data that can be recorded include fuel consumption, engine rotation per minute, time, pictures recorded by cameras, load stresses recorded by sensors and the status of various equipment on the craft such as batteries or radar. The recorder operates basically the same as a VCR with all the same play, fast-forward, rewind, record, scheduled operation, and other similar functions. The product line is unique in that it can record information from satellites at speeds required by those satellites. The licensed product line consists of recorders capable of recording at speeds up to 160 Megabits per second. The recorders are configured for both laboratory and onsite use. Models consist of laboratory, rack mount and portable versions.

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

RESULTS  OF  OPERATIONS

SALES

Wizbang Technologies Inc. has generated $nil in sales revenues during the period covered by this Form 10-QSB.

LOSSES

Net losses for the three months ended June 30, 2002, were $8,611. The losses are primarily attributable to the costs associated with Wizbang Technologies Inc.'s amortization of its license and with Consulting and rent expenses charged to operations and classified as "donated capital" in shareholders' equity.

Wizbang Technologies Inc. expects to continue to incur losses at least through fiscal year 2002 and there can be no assurance that Wizbang Technologies Inc. will achieve or maintain profitability, generate revenue or sustain future growth.

LIQUIDITY  AND  CAPITAL  RESOURCES

Wizbang Technologies Inc. has funded its cash needs over the periods covered by this Form 10-QSB with cash on hand. It is anticipated that the cash on hand of $34,560 will be sufficient to satisfy cash requirements over the next twelve months.

PRODUCT  RESEARCH  AND  DEVELOPMENT

Wizbang Technologies Inc. plans no product research and development over the next twelve months.

CAPITAL  EXPENDITURES

On June 10, 2002 the Company agreed to pay $30,000 in the form of a note payable, due June 30, 2004, to amend the its license agreement to include a worldwide exclusive license for data recorders in the 41 to 160 Mega bit per second range. Other than this contract amendment there are no planned capital expenditure in the next twelve months. A Form 8K with respect to this transaction was filed on June 24, 2002.

EMPLOYEES

Wizbang Technologies Inc. expects no significant changes in its number of employees.

                                     PART II



ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

NONE

(B)  REPORTS  ON  FORM  8-K.

On June 24, 2002, Wizbang Technologies Inc filed a Form 8-K with respect to "Acquisition or Disposition of Assets" as discussed in Item 2 "Capital Expenditures" of this form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Wizbang  Technologies  Inc.

     Date:  30/07/02

     /s/  Mike  Frankenberger
     ------------------------

     Mike  Frankenberger
     President  &  Director