Form 10QSB
period 2002-09-30
WIZBANG TECHNOLOGIES INC
filed 2002-10-30
CIK 1137883

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  2002.

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

     FOR  THE  TRANSITION  PERIOD  FROM  ________  TO  ________.

COMMISSION  FILE  NUMBER  333-61610

                          DATE OF REPORT: OCTOBER 30, 2002

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

                                  Yes X      No

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of September 30, 2002 was 10,100,000.



                                TABLE OF CONTENTS

                                     PART I

Item  1.  Financial  Statements                                  1

Item  2.  Plan  Of  Operation                                    7

                                    PART II

Item  6  Exhibits  and  Reports  on  Form  8-K                   9

Signatures                                                       9












                 [This Space Has Been Intentionally Left Blank]

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS

Unaudited Balance Sheet At September 30, 2002 And Audited Balance
Sheet at March31, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

Unaudited  Statement  Of  Operations For The Six months ended
September 30, 2002 And 2001, For The Three months ended
September 30, 2002 And 2001, And For The Period September  22,  2000
(Date  Of  Inception)  To  September  30, 2002. . . . . . . . . . . . . . . . .2

Unaudited  Statement  Of  Cash Flows For The Six months ended
September 30, 2002 And 2002  And For The Period September 22, 2000
(Date Of Inception) To September 30, 2002 . . . . . . . . . . . . . . . . . . .3

Notes  To  Unaudited  Financial  Statements . . . . . . . . . . . . . . . . . .4













                 [This Space Has Been Intentionally Left Blank]

Wizbang  Technologies,  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)


                                                                 September 30,   March 31,
                                                                     2002           2002
                                                                      $              $
                                                                  (unaudited)     (audited)
ASSETS

Current Assets

Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          22,081      36,148
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .             750         750
-------------------------------------------------------------------------------------------

Total Current Assets . . . . . . . . . . . . . . . . . . . . .          22,831      36,898
-------------------------------------------------------------------------------------------

License (Note 3)
Cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          66,000      36,000
Accumulated amortization . . . . . . . . . . . . . . . . . . .          16,243       9,244
-------------------------------------------------------------------------------------------

License - net. . . . . . . . . . . . . . . . . . . . . . . . .          49,757      26,756
-------------------------------------------------------------------------------------------

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . .          72,588      63,654
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable . . . . . . . . . . . . . . . . . . . . . . .              21           -
Accrued liabilities (Note 4(b)). . . . . . . . . . . . . . . .           9,177       1,376
-------------------------------------------------------------------------------------------

Total Current Liabilities. . . . . . . . . . . . . . . . . . .           9,198       1,376
-------------------------------------------------------------------------------------------

Notes payable (Note 3) . . . . . . . . . . . . . . . . . . . .          32,163      10,114
-------------------------------------------------------------------------------------------

Total Liabilities. . . . . . . . . . . . . . . . . . . . . . .          41,361      11,490
-------------------------------------------------------------------------------------------

Stockholders' Equity

Common Stock: 100,000,000 common shares authorized with
a par value of $0.0001; 10,100,000 issued and outstanding. . .           1,010       1,010

Additional Paid-in Capital . . . . . . . . . . . . . . . . . .          74,990      74,990

Donated Capital (Note 4) . . . . . . . . . . . . . . . . . . .          18,750      18,750
-------------------------------------------------------------------------------------------

                                                                        94,750      94,750
-------------------------------------------------------------------------------------------

Preferred Stock: 20,000,000 preferred shares authorized with
a par value of $.0001; none issued . . . . . . . . . . . . . .               -           -
-------------------------------------------------------------------------------------------

Deficit Accumulated During the Development Stage . . . . . . .         (63,523)    (42,586)
-------------------------------------------------------------------------------------------

Total Stockholders' Equity . . . . . . . . . . . . . . . . . .          31,227      52,164
-------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity . . . . . . . . . .          72,588      63,654
===========================================================================================




Contingent  Liability  (Note  1)

   The accompanying notes are an integral part of these financial statements
                                        1


Wizbang  Technologies,  Inc.
(A  Development  Stage  Company
Statement  of  Operations
(expressed  in  U.S.  dollars)
(unaudited)



                               Accumulated from
                              September 22, 2000                 Three Months                Six Months
                             (Date of Inception)                    Ended                       Ended
                               to September 30,                  September 30,               September 30,
                                            2002             2002             2001          2002     2001
                              $                     $                $                $            $

Revenue . . . . . . . . . .               22,900                -           22,900             -   22,900

Cost of Goods Sold. . . . .               17,300                -           17,300             -   17,300
----------------------------------------------------------------------------------------------------------

Gross Margin. . . . . . . .                5,600                -            5,600             -    5,600
----------------------------------------------------------------------------------------------------------


Expenses

Amortization of license . .               16,244            4,125            1,000         7,000    2,000
Bank charges and interest .                1,568              596               13           899      136
Consulting (Note 4) . . . .               25,141            3,000            3,000         6,000    6,000
Filing fees . . . . . . . .                4,392                -            1,150         1,133    2,150
Professional fees . . . . .               16,314            3,855            1,188         4,405    2,870
Rent (Note 4) . . . . . . .                6,000              750              750         1,500    1,500
Less interest income. . . .                 (536)               -             (276)            -     (350)
----------------------------------------------------------------------------------------------------------

Total Expenses. . . . . . .               69,123           12,326            6,825        20,937   14,306
----------------------------------------------------------------------------------------------------------

Net Loss for the Period . .              (63,523)         (12,326)          (1,225)      (20,937)  (8,706)
==========================================================================================================


Net Loss Per Share - Basic.                    -                -                -             -
==========================================================================================================


Weighted Average Shares
Outstanding . . . . . . . .           10,100,000       10,100,000       10,100,000    10,100,000
==========================================================================================================



(Diluted  loss  per share has not been presented as the result is anti-dilutive)

   The accompanying notes are an integral part of these financial statements
                                        2


Wizbang  Technologies,  Inc.
(A  Development  Stage  Company
Statement  of  Cash  Flows
(expressed  in  U.S.  dollars)
(unaudited)



                                                          Accumulated from
                                                         September 22, 2000          Six Months
                                                        (Date of Inception)             Ended
                                                          to September 30,          September 30,
                                                                2002                2002      2001
                                                        $                     $              $

Cash Flows To Operating Activities

Net loss . . . . . . . . . . . . . . . . . . . . . .              (63,523)         (20,937)   (8,706)

Adjustments to reconcile net loss to cash

Amortization . . . . . . . . . . . . . . . . . . . .               16,243            7,000     2,000
Donated consulting services. . . . . . . . . . . . .               15,000                -     6,000
Donated rent . . . . . . . . . . . . . . . . . . . .                3,750                -     1,500

Changes in non-cash working capital items

(Increase) in accounts receivable. . . . . . . . . .                    -                -   (22,900)
(Increase) in prepaid expenses . . . . . . . . . . .                 (750)               -         -
Increase in accounts payable and accrued liabilities                9,198            7,821    16,700
-----------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities. . . . . . . .              (20,082)          (6,116)   (5,406)
-----------------------------------------------------------------------------------------------------

Cash Flows From (To) Financing Activities

Repayment of notes payable . . . . . . . . . . . . .              (17,837)          (7,951)        -
Common shares issued . . . . . . . . . . . . . . . .               76,000                -         -
-----------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Financing Activities.               58,163           (7,951)        -
-----------------------------------------------------------------------------------------------------

Cash Flows To Investing Activities

License purchased. . . . . . . . . . . . . . . . . .              (16,000)               -         -
-----------------------------------------------------------------------------------------------------

Cash Flows Used In Investing Activities. . . . . . .              (16,000)               -         -
-----------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash. . . . . . . . . . .               22,081          (14,067)   (5,406)

Cash - Beginning of Period . . . . . . . . . . . . .                    -           36,148    53,474
-----------------------------------------------------------------------------------------------------

Cash - End of Period . . . . . . . . . . . . . . . .               22,081           22,081    48,068
=====================================================================================================

Non-Cash Financing Activities

A license was purchased by issuing a promissory note               50,000           30,000         -
=====================================================================================================

Supplemental Disclosures

Interest paid. . . . . . . . . . . . . . . . . . . .                    -                -         -
Income taxes paid. . . . . . . . . . . . . . . . . .                    -                -         -
=====================================================================================================



   The accompanying notes are an integral part of these financial statements
                                        3

Wizbang  Technologies  Inc.
(A  Development  Stage  Company)
Notes  To  Financial  Statements
(Expressed  in  US  Dollars)
(Unaudited)
_____________________________________________________________________

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

     The Company has enough cash resources to meet ongoing operating expenses in the short-term but will need to generate positive cash flow from operations in the long-term and/or raise additional capital.


2.     Summary  of  Significant  Accounting  Principles

a)     Year  End

     The  Company's  fiscal  year  end  is  March  31.

b)     Cash  and  Cash  Equivalents

     The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

c)     License

     The cost to acquire a license was capitalized. The costs will be amortized on a straight-line basis over four years.

     The carrying value of the License is evaluated in each reporting period to determine if there were events or circumstances, which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties.

d)     Revenue

     Revenue from sales of the Digital Data Recorders will be recognized when goods have been shipped and collectibility is reasonably certain.

2.     Summary  of  Significant  Accounting  Principles  (continued)

e)     Basic  Earnings  (Loss)  Per  Share

     Basic earnings (loss) per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings per Share". The Company has a simple capital structure without potential common shares. Basic earnings (loss) per share is calculated on the weighted average number of common shares outstanding each year.

f)     Use  of  Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. g) Interim Financial Statements

     These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.


3.     License

     The Company acquired the right to market and sell a Digital Data Recorder product line (the "License") in the states North Dakota, South Dakota, Nebraska, Kansas, Montana, Wyoming, and Colorado. The licensed product consists of 0 to 40 Megabit per second Bit Error Rate Testers that are configured for laboratory and onsite use. Models consist of laboratory, rack mount and portable versions. The licensor maintains the right to set the pricing of the licensed products. The license was acquired on September 22, 2000 and has a four-year term. The license was purchased by the Company for $16,000 cash from Reach Technologies, Inc., which is one-third owned by the President of the Company and two-thirds owned by arms-length parties.

     On October 31, 2001 the Company agreed to pay $20,000 in the form of a note payable, due October 31, 2003, to amend the License agreement to a worldwide exclusive license, except in the territories of Washington DC, Virginia, West Virginia, Maryland, Pennsylvania, New York, Connecticut, Massachusetts, New Hampshire, Maine, Ohio, Kentucky and Tennessee where the license will be non-exclusive. The Company has repaid $17,837. Interest accrues on the unpaid principal amount of $2,163 at a rate of 7% per annum, matures October 31, 2003. On June 10, 2002 the Company agreed to pay
     $30,000 in the form of a note payable, due June 30, 2004, to amend the License agreement to include a worldwide exclusive license for data recorders in the 41 to 160 mega bit per second range. Interest accrues on the unpaid principal amount of $30,000 at a rate of 7% per annum, matures June 30, 2004.

4.     Related  Party  Transactions

a) During the six months ended September 30, 2001 the President of the Company donated services valued at $6,000 and rent valued at $1,500. These amounts were charged to operations and classified as "donated capital" in shareholders' equity.

b) During the six months ended September 30, 2002 the Company owes a company controlled by the President of the Company for consulting fees of $6,000 and rent reimbursement of $1,500. These amounts were charged to operations.

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

LOSSES

Net losses for the six months ended September 30, 2002, were $12,326. The losses are primarily attributable to the costs associated with Wizbang Technologies Inc.'s amortization of its license and with Consulting and rent expenses charged to operations and classified as "donated capital" in shareholders' equity.

Wizbang Technologies Inc. expects to continue to incur losses at least through fiscal year 2003 and there can be no assurance that Wizbang Technologies Inc. will achieve or maintain profitability, generate revenue or sustain future growth.

LIQUIDITY  AND  CAPITAL  RESOURCES

Wizbang Technologies Inc. has funded its cash needs over the periods covered by this Form 10-QSB with cash on hand. It is anticipated that the cash on hand of $22,081 will be sufficient to satisfy cash requirements over the next twelve months.

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

     Wizbang  Technologies  Inc.

     Date:  30/10/02

/s/  Mike  Frankenberger
------------------------

Mike  Frankenberger
President  &  Director



                                  CERTIFICATION

In connection with the accompanying form 10-QSB of Wizbang Technologies Inc. for the six months ended September 30, 2002, the following officers of Wizbang Technologies Inc., hereby certify:

     1.   I  have  reviewed  this  annual  report  on  Form  10-QSB;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all
          material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

By:       /s/  Mike  Frankenberger

Mike  Frankenberger
President,  Chief  Executive  Officer  and  Chief  Financial  Officer

Date:          October  30,  2002