Form 10KSB/A
period 2002-03-31
WIZBANG TECHNOLOGIES INC
filed 2002-11-14
CIK 1137883

FORM 10-QSB/A


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 1
                                       TO


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
         OF  1934


                        FOR THE YEAR ENDED March 31, 2002.


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

EXPLANATORY  NOTE:
------------------
THIS AMENDMENT TO OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2002 REFLECTS THE FOLLOWING CHANGES:

COVER  PAGE
-----------

The Form 10 KSB is now correctly labeled as 10KSB for the year ended March 31, 2002, whereas previously labeled as a Form 10-QSB for the quarterly period ended March 31, 2002

Previous disclosure with respect to registered common stock and preferred stock under Section 12(b) of the Exchange Act was confusing and has been changed to simply state that no common stock and preferred stock has been registered under
Section  12(b)  of  the  Exchange  Act

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

We  have  provided  a  more  robust  discussion  of  our  business.

ITEM  5.  MARKET  FOR  COMMON  EQUITY
-------------------------------------

We have added disclosure in the subsection "Recent Sales Of Unregistered Securities" to disclose the consideration received for each sale of unregistered securities.

ITEM  6.  PLAN  OF  OPERATION
-----------------------------

"Plan of Operation" has been replaced by a completely rewritten "Management's Discussion and Analysis of Financial Condition and results of operations"

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

Note  2(g)  Impact  of  Accounting  Standards  has  been  added

Note  3  License  -  has  been  changed  to  clarify  the  note  payable  terms

Note 4 Related Party Transactions - has added disclosure regarding the relationship between Wizbang Technologies Inc.'s President and Reach Technologies Inc.

SIGNATURES
----------

This section now reflects signatures of the Chief Executive Officer and Chief Financial Officer as well as sole director

WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-KSB. ALL INFORMATION IN THIS 10-KSB/A IS AS OF MARCH 31, 2002 AND DOES NOT REFLECT, UNLESS OTHERWISE NOTED, ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE AFOREMENTIONED CHANGES.

TABLE OF CONTENTS

PART I



Item 1.  Description of Business                                               4

Item 2. Description of Property                                                4

Item 3. Legal Proceedings                                                      4

Item 4. Submission Of Matters To A Vote Of Security Holders                    4


PART II

Item 5.  Market For Common Equity And Related Stockholder Matters              4

Item 6. Management Discussion And Analysis                                     6

Item 7. Financial Statements                                                   9

Item 8. Changes And Disagreements With Accountants On Accounting And
Financial Disclosure                                                          10

PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance
With Section 16(A) Of The Exchang Act                                         10

Item 10. Executive Compensation                                               10

Item 11. Security Ownership Of Certain Beneficial Owners And Management       11

Item 12. Certain Relationships And Related Transactions                       11

Item 13. Exhibits And Reports On Form 8K                                      12







                 [This Space Has Been Intentionally Left Blank]

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS


GENERAL

Wizbang Technologies Inc. was incorporated under the laws of the State of Washington on September 22, 2000, and is in its early developmental and promotional stages. To date, Wizbang Technologies Inc.'s activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan and beginning initial sales. Wizbang Technologies Inc. has no full time employees and owns no real estate. Wizbang
Technologies  Inc.  has  commenced  commercial  operations.

PRODUCT  DESCRIPTION

Wizbang Technologies Inc.'s principal asset is a license to distribute various high-tech products that are used to record information transferred from distant sources like aircraft and satellites. Simply put the recorders are high speed tape recorders that are capable of recording information relayed by several types of satellites and aircraft. Some of the data that can be recorded include fuel consumption, engine rotation per minute, time, pictures recorded by cameras, load stresses recorded by sensors and the status of various equipment on the craft such as batteries or radar. The recorder operates basically the same as a VCR with all the same play, fast-forward, rewind, record, scheduled operation, and other similar functions. The recorded information is used by developers of aircraft and spacecraft to make informed design decisions during the development process. For example, developers use engine rotation per minute information in conjunction with fuel consumption to make engine design modifications in aircraft. The licensed product line consists of recorders capable of recording at speeds up to 40 Megabits per second and the market for the product is limited to those craft that send information at rates equal to or less than that speed. The recorders are configured for both laboratory and onsite use. Models consist of laboratory, rack mount and portable versions.

THE  LICENSE

On September 22, 2000, Wizbang Technologies Inc. acquired from Reach Technologies Inc. the rights to distribute the Reach Technologies Inc. recorder product line for the purpose of selling the product in the marketplace. Wizbang Technologies Inc., which at the time was owned by Wizbang Technologies Inc.'s president, Mike Frankenberger, a one third shareholder in Reach Technologies Inc., paid $16,000 for the license. The price for the license was determined through arms length negotiation between Mr. Frankenberger and two controlling shareholders of Reach Technologies Inc. Those two shareholders are not related to Mr. Frankenberger. Reach Technologies Inc. manufactures all of the products that Wizbang Technologies Inc. sells. Under the terms of the license Wizbang Technologies Inc. acquires the products from Reach Technologies Inc. and resells them.

Under its license with Reach Technologies Inc., Wizbang Technologies Inc. has the exclusive right to distribute and market the Reach Technologies Inc. licensed product line within its licensed territories. On October 31, 2001, Wizbang Technologies Inc. agreed to pay $20,000 in the form of a note payable, due October 31, 2003, to amend the License agreement to a worldwide exclusive license, except in the territories of Washington DC, Virginia, West Virginia, Maryland, Pennsylvania, New York, Connecticut, Massachusetts, New Hampshire, Maine, Ohio, Kentucky and Tennessee where the license will be non-exclusive.

The license agreement may be renewed by mutual agreement between Wizbang Technologies Inc. and Reach Technologies Inc. for additional three-year periods. The agreement may be terminated by Wizbang Technologies Inc. at any time upon notice to Reach Technologies Inc., and by Reach Technologies Inc. for cause, which includes breach of the agreement; the bankruptcy or insolvency of Wizbang Technologies Inc.; or the conviction of Wizbang Technologies Inc., its officers or directors, of any crime involving moral turpitude.

BACKGROUND  TO  DEVELOPMENT  OF  THE  PRODUCT

Reach Technologies Inc. began developing its recorder product line in 1993. These recorders are used in satellite ground station development and operations as well as aircraft testing. These products, to be sold by Wizbang Technologies Inc., provide low cost portable data recording and playback to the satellite and aircraft industries. The products do this by relying on high performance personal computers, advanced digital tape and modern hard disk technology, custom hardware developments and innovative ways to provide real-time data handling capabilities to the non real-time Microsoft Windows 98 environment and in the Windows NT environment. The fastest product is in a range that satisfies the needs of many existing satellite systems.

The fields of science and technology that are involved in the technology include:
-     Digital  data  recording  devices;
-     Computer  software  (real-time systems and graphical user interfaces); and
-     Custom  and  off  the  shelf  computer  hardware.

The technology is proprietary and not patented. The technology behind the licensed product line was developed when Reach Technologies realized that many data recorder products were not user friendly and did not support commercially available off the shelf disk and tape transports. This meant that competitors had high life cycle costs as a result of expensive media, increased maintenance, and calibration requirements. By supporting commercially available off the shelf replacement parts the product line was able to gain a competitive edge against long established competitors in the industry. All the recorders share the same architecture and support the same transport devices. The difference between models is in the maximum sustainable speed for recording and playback of data.

ABOUT  THE  PRODUCT

Wizbang Technologies Inc. feels that the recorders' competitive advantage over other products are its relatively low price and its use of commercially available off the shelf replacement parts that are easily replaced when worn out and covered by reputable manufactures warranties.

The recorders are designed for recording data at rates from 0 to 40 Mbps. The recorders are used to record and play data. The recorders feature a design that supports the generation, manipulation, and analysis of data. Features, like scheduled operation and flexible Input/Output make the recorder ideal for operational data collection systems and for system development. The recorder is based on the standard Intel PC platform running either Windows 98, Windows 2000 or Windows NT.

The recorder supports commercially available off the shelf disk and tape transports with small computer system interfaces. The use of commercially available off the shelf components provides low life cycle costs as a result of inexpensive media, reduced maintenance, and no calibration requirements. Selection of the recording media is based on the maximum data rate, recording duration, and cost considerations.

INDUSTRY  CONDITIONS  AND  COMPETITION

Wizbang Technologies Inc. is currently aware several products that compete directly in its primary target market but is unaware of any other product that uses a standard PC platform running Windows to implement the recorder. It is possible that one of these existing established competitors or another company could develop a similar product that uses a standard PC platform running Windows to implement the recorder to compete directly with Wizbang Technologies Inc.'s product. Wizbang Technologies Inc. may therefore have to compete with a similar product offering in the future. Wizbang Technologies Inc. believes that its current product has a better hardware design and a much superior software design and therefore an overall far superior system design than any existing competitive products and although the product offers low life cycle costs as a result of, reduced maintenance, and no calibration requirements, the marketplace may not conclude that reduced costs are worth not dealing with established companies already in the marketplace. Some of these established competitors like TEAC, Sony, Synthesis Research and Racal Recorders are large and well capitalized. Wizbang Technologies Inc. does not know what sort of market share is held by its competitors. Wizbang Technologies Inc. does not yet know whether the sale of the product will result in profitability.

EMPLOYEES

Wizbang Technologies Inc. is a development stage company and currently has no employees. Wizbang Technologies Inc. is currently managed by Mike
Frankenberger, its only officer and director and a one third owner in Reach Technologies (the "Licensor"). Wizbang Technologies Inc. looks to Mr. Frankenberger for his entrepreneurial and financial skills and talents. His experience includes working with Reach Technologies Inc. since its inception in 1993. He has extensive financial experience, covering a broad spectrum of businesses. His experience includes working as chief financial officer for an Internet service provider and most recently as the as the chief financial officer of a small regional telecommunications company.

Management plans to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future. Once Wizbang Technologies Inc. completes its marketing plan, its priority will shift to implementing that plan. The marketing plan would focus on two major goals: identifying the most likely prospects for installing the recorders and retaining one or more qualified individuals to market product to those prospects. Wizbang Technologies Inc. would hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include the right to acquire stock in Wizbang Technologies Inc., which would dilute the ownership interest of holders of existing shares of Wizbang Technologies Inc.'s common stock.

GOVERNMENTAL  REGULATION

Government approval of principal products is not needed. There is no existing or probable government regulation of the business of Wizbang Technologies Inc.




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

d)  Recent  Sales  Of  Unregistered  Securities


     i On September 22, 2000, Wizbang Technologies Inc. issued a total of 8,500,000 shares of common stock to Mike Frankenberger in exchange for $16,000 in cash. . The issuance of the common stock was exempt from registration under Regulation S. Mike Frankenberger was not a resident or citizen of the U.S. at the time it received the offer to purchase and at the closing of the purchase of the stock, and did not acquire the stock for the account or benefit of any U.S. person. Mike Frankenberger agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. The stock contains a legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. Wizbang Technologies Inc. will refuse to register any transfer of the Stock not made in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. The issuance of the shares was also exempt from registration under Rule 506 of Regulation D, and sections 3(b) and 4(2) of the Securities Act of 1933, as amended, due to Mr.
          Frankenberger's status as the founder and initial management of Wizbang Technologies Inc. and his status as an accredited investor.



     ii On March 3, 2001 Wizbang Technologies Inc. issued a total of 1,600,000 shares of common stock to four foreign corporations in exchange for $60,000 in cash . The issuance of the common stock was exempt from registration under Regulation S. Each entity was a foreign corporation at the time it received the offer to purchase and at the closing of the purchase of the stock, and did not acquire the stock for the account or benefit of any U.S. person. Each corporation agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. The stock contains a legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. Wizbang Technologies Inc. will refuse to register any transfer of the Stock not made in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration.


                       This space left intentionally blank

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2002, Wizbang Technologies Inc. had $36,898 in current assets and $1,379 in current liabilities. Wizbang Technologies Inc. intends to pay the current liabilities out of cash on hand. Cash deceased by $17,326 during the year for a balance of $36,148 at year-end. During the year Wizbang Technologies Inc. paid $10,302.60 of the original $20,000 note payable resulting in the $10,114 owing at year-end, after accruing interest of $416. This note arose when Wizbang Technologies Inc. agreed to pay $20,000 in the form of a note payable to amend its license agreement with Reach Technologies Inc. to become a world wide exclusive licensee, except in the territories of Washington DC, Virginia, West
Virginia,  Maryland,  Pennsylvania,  New  York,  Connecticut, Massachusetts, New
Hampshire, Maine, Ohio, Kentucky and Tennessee where the license will be non-exclusive. This amendment of the license resulted in an increase in license cost to $36,000. After recording amortization of $9,244, net license value is $26,756. Wizbang Technologies Inc. increased the scope of its territories in the expectation of generating future sales from those new territories.

Revenues increased to $22,900 compared with $Nil in the previous year. The increase in sales was due to an increase in the sales of the digital data recorder product line licensed from Reach Technologies Inc. Gross margin was 24.5%. Wizbang Technologies Inc.'s future plans include continuing to market the licensed product line. The market for the product includes aircraft and spacecraft manufacturers, both private and government, involved in both military and nonmilitary applications and it is anticipated that these will be the focus of selling efforts. Wizbang Technologies Inc. will begin marketing the product to new target companies as they are identified.

Total expenses increased $14,034 to $31,160. This net increase was due mostly to:

     1. an increase in amortization expense of $5,244, resulting from the increased license cost discussed above,
     2. an increase in consulting expenditures of $7,141, associated with an increase of $3,000 to $9,000 in the amount which was donated by the President of Wizbang Technologies Inc. and therefore did not require cash and an increase from $Nil to $4,141 which was paid to the President,
     3. an increase in filing fees from $Nil to $3,259 for the electronic filing fees incurred with respect to Wizbang Technologies Inc.'s form S-1 registration statement,
     4. a decrease in professional fees of $3,107, associated with the completion of Wizbang Technologies Inc.'s form S-1 registration statement, and 5. an increase in rent of $1,500, due to the fact that rent was incurred for 12 months instead of 6 months, as in the prior year.

Included in total expenses is $9,000 in consulting fees and $2,250 in rent which was donated by the President of Wizbang Technologies Inc. and therefore did not require cash. On a monthly basis these amounts are consistent with the prior year and increase the donated capital on the balance sheet to $18,750 from $7,500 the year before.

Wizbang Technologies Inc. does expect the $36,148 in cash on hand to satisfy its cash requirements over the next 12 months. Wizbang Technologies Inc. hopes generate sufficient cash flow from sales to support long term continued operations. If sales are insufficient in the long term, then Wizbang Technologies Inc. may need additional capital to carry out its business plan. In the event that Wizbang Technologies Inc. requires more capital, no commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to Wizbang Technologies Inc. or at all.

Wizbang Technologies Inc.'s auditors have expressed that there is substantial doubt regarding Wizbang Technologies Inc.'s ability to continue as a going concern. Wizbang Technologies Inc. has not generated significant revenues since inception and has only just beginning conducting operations. The ability of Wizbang Technologies Inc. to achieve success with respect to its planned principal business activity is dependent upon its successful efforts to attain profitable operations. Wizbang Technologies Inc. may not be able to sell any of its products at a profit. There is therefore substantial doubt regarding Wizbang Technologies Inc.'s ability to continue as a going concern.

Other than the following, Wizbang Technologies Inc. knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on its short and long term liquidity:

Wizbang Technologies Inc.'s license with Reach Technologies Inc. expires on September 30, 2004. The license is renewable by mutual agreement between Wizbang Technologies Inc. and Reach Technologies Inc. for an additional three-year periods. Wizbang Technologies Inc. has not yet begun discussions with Reach Technologies Inc. with respect to the license renewal.

Other than the license renewal discussed above Wizbang Technologies Inc. does not have material commitments for capital expenditures. If Wizbang Technologies Inc. is successful in renewing its license agreement it intends to fund any required capital expenditure though future sales revenues and/or debt or equity financing.

Other than the license renewal discussed above Wizbang Technologies Inc. knows of no trends, events, or uncertainties that have had or are reasonably expected to have a material impact on its net sales or revenues or income for continuing operations.

Wizbang Technologies Inc. expects no significant changes in its number of employees.

The following is disclosure regarding recent accounting pronouncements and their effect or potential effect on Wizbang Technologies Inc.'s financial statements.

On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. Wizbang Technologies Inc. implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by Financial Accounting Standards Board. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Wizbang Technologies Inc. is required to implement SFAS No. 142 on April 1, 2002 and its impact, if any, is not expected to be material on its financial position or results of operations as Wizbang Technologies Inc.'s license is a finite license with a term of four years being the amortization period.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The Financial Accounting Standards Board decided to limit the scope to legal obligations and the liability will be recorded at fair value. The effect of adoption of this standard on Wizbang Technologies Inc.'s results of operations and financial positions is being evaluated.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Wizbang Technologies Inc. adopted SFAS No. 144 on April 1, 2002. The effect of adoption of this standard on Wizbang Technologies Inc.'s results of operations and financial position is not expected to be material on its financial position or results of operations.

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



h)     Impact  of  Accounting  Standards

On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. Wizbang Technologies Inc. implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by Financial Accounting Standards Board. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Wizbang Technologies Inc. is required to implement SFAS No. 142 on April 1, 2002 and its impact, if any, is not expected to be material on its financial position or results of operations as Wizbang Technologies Inc.'s license is a finite license with a term of four years being the amortization period.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The Financial Accounting Standards Board decided to limit the scope to legal obligations and the liability will be recorded at fair value. The effect of adoption of this standard on Wizbang Technologies Inc.'s results of operations and financial positions is being evaluated.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Wizbang Technologies Inc. adopted SFAS No. 144 on April 1, 2002. The effect of adoption of this standard on Wizbang Technologies Inc.'s results of operations and financial position is not expected to be material on its financial position or results of operations.



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


On October 31, 2001 the Company agreed to pay $20,000 in the form of a note payable, due October 31, 2003, to amend the License agreement to a worldwide exclusive license, except in the territories of Washington DC, Virginia, West Virginia, Maryland, Pennsylvania, New York, Connecticut, Massachusetts, New
Hampshire, Maine, Ohio, Kentucky and Tennessee where the license will be non-exclusive. The Company repaid $10,303. Interest accrues on the unpaid principal amount of $9,697 at a rate of 7% per annum, matures October 31, 2003 and is due on demand in the event of termination for cause, which includes breach of the agreement; the bankruptcy or insolvency of Wizbang Technologies Inc.; or the conviction of Wizbang Technologies Inc., its officers or directors, of any crime involving moral turpitude. . Unpaid interest of $416 is owing at March 31, 2002.


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



c) Mike FrankenbergerWizbang Technologies Inc.'s president and controlling shareholder is also a one third shareholder in Reach Technologies Inc. The two other shareholders of Reach Technologies Inc. are not related to Mr. Frankenberger. Reach Technologies Inc. manufactures all of the products that Wizbang Technologies Inc. sells. Under the terms of the license Wizbang Technologies Inc. acquires the products from Reach Technologies Inc. and resells them. The license agreement was negotiated at arms length.

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

                                        4

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

                                         Wizbang  Technologies  Inc

                                         /s/  Mike  Frankenberger
                                         ---------------------------
                                         Name:  Mike  Frankenberger

                                         Title:  Chief  Executive  Officer
                                            and  Chief  Financial  Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                        Date
--------------------                  ------------------------     ------------




/s/Mike  Frankenberger                President and sole Director  May  6, 2002.





                 [This Space Has Been Intentionally Left Blank]