Form 10QSB/A
period 2002-06-30
WIZBANG TECHNOLOGIES INC
filed 2002-11-14
CIK 1137883

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

EXPLANATORY  NOTE:

THIS AMENDMENT TO OUR QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 REFLECTS THE FOLLOWING CHANGES:

ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------

Note  2(g)  Impact  of  Accounting  Standards  has  been  added

Note 3 License - has been changed to clarify the note payable terms and add amortization disclosure

Note 4 Related Party Transactions - has added disclosure regarding the relationship between Wizbang Technologies Inc.'s President and Reach Technologies Inc.

ITEM  2.  PLAN  OF  OPERATION
-----------------------------

"Plan of Operation" has been replaced by a completely rewritten "Management's Discussion and Analysis of Financial Condition and results of operations"

ITEM  5.CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
--------

We  have  added  this  section  and  included  the  following  information

1.     "Recent  Sales  Of  Unregistered  Securities"

SIGNATURES
----------

This section now reflects signatures of the Chief Executive Officer and Chief Financial Officer as well as sole director



WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-QSB. ALL INFORMATION IN THIS 10-QSB/A IS AS OF JUNE 30, 2002 AND DOES NOT REFLECT, UNLESS OTHERWISE NOTED, ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE AFOREMENTIONED CHANGES.

                                TABLE OF CONTENTS

                                     PART I

Item  1.  Financial  Statements                                  1


Item 2. Management Discussion And Analysis of Financial
Condition and Results of Operations                              9

                                    PART II

Item  5.  Changes  in  Securities  and  Use  of  Proceeds        13


Item  6  Exhibits  and  Reports  on  Form  8-K                   14

Signatures                                                       14













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



g)     Impact  of  Accounting  Standards

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

In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material.

FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

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


On October 31, 2001 the Company agreed to pay $20,000 in the form of a note payable, due October 31, 2003, to amend the License agreement to a worldwide exclusive license, except in the territories of Washington DC, Virginia, West Virginia, Maryland, Pennsylvania, New York, Connecticut, Massachusetts, New
Hampshire, Maine, Ohio, Kentucky and Tennessee where the license will be non-exclusive. The Company repaid $10,303. Interest accrues on the unpaid principal amount of $9,697 at a rate of 7% per annum, matures October 31, 2003 and is due on demand in the event of termination for cause, which includes breach of the agreement; the bankruptcy or insolvency of Wizbang Technologies Inc.; or the conviction of Wizbang Technologies Inc., its officers or directors, of any crime involving moral turpitude . Unpaid interest of $586 is owing at June 30, 2002.



On June 10, 2002 the Company agreed to pay $30,000 in the form of a note payable, due June 30, 2004, to amend the License agreement to include a worldwide exclusive license for data recorders in the 41 to 160 mega bit per second range. Interest accrues on the unpaid principal amount of $30,000 at a rate of 7% per annum, matures June 30, 2004 and is due on demand in the event of termination for cause, which includes breach of the agreement; the bankruptcy or insolvency of Wizbang Technologies Inc.; or the conviction of Wizbang Technologies Inc., its officers or directors, of any crime involving moral turpitude . Unpaid interest of $115 is owing at June 30, 2002.

Amortization  in  each  of  the  next  five  years  is  estimated  as  follows:

Remainder  of  fiscal  2003     $16,564
Fiscal  2004                    $24,878
Fiscal  2005                    $12,439
Fiscal  2006                    $Nil
Fiscal  2007                    $Nil

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

At March 31, 2002, Wizbang Technologies Inc. had $35,310 in current assets and $5,239 in current liabilities. Wizbang Technologies Inc. intends to pay the current liabilities out of cash on hand. Cash deceased by $1,588 during the period for a balance of $34,560 at quarter-end. Notes payable increased during the period by $30,225 after accruing interest of $225. This note increase arose when Wizbang Technologies Inc. agreed to pay $30,000 in the form of a note payable to amend its license agreement with Reach Technologies Inc. to include data recorders in the 41 to 160 mega bit per second speed range. This amendment of the license resulted in an increase in license cost to $66,000. After recording amortization of $2,875, net license value is $53,881. Wizbang Technologies Inc. increased the scope of its product offering in the expectation of generating future sales from those new products.

Revenues were $Nil for the period compared with $22,900 for the whole of the previous year. Wizbang Technologies Inc.'s future plans include continuing to market the licensed product line. The market for the product includes aircraft and spacecraft manufacturers, both private and government, involved in both military and nonmilitary applications and it is anticipated that these will be the focus of selling efforts. Wizbang Technologies Inc. will begin marketing the product to new target companies as they are identified.

Total expenses increased $2,690, over the comparable period in the previous year, to $8,611. This net increase was due mostly to:

     1. an increase in amortization expense of $1,875, resulting from the increased license cost discussed above,
     2. an increase in bank charges and interest of $269 due to the increase in notes payable,
     3. an increase in filing fees from $Nil to $1,133 for the electronic filing fees incurred with respect to Wizbang Technologies Inc.'s periodic and current reports, and
     4. a decrease in professional fees of $587, associated with the completion of Wizbang Technologies Inc.'s form S-1 registration statement.

Included in total expenses is $3,000 in consulting fees and $750 in rent which was in prior periods donated by the President of Wizbang Technologies Inc. and therefore did not require cash. In this period the $3,000 in consulting fees and $750 in rent have been recorded as accrued liabilities and as such there has been no increase in donated capital during the period.

Wizbang Technologies Inc. does expect the $34,560 in cash on hand to satisfy its cash requirements over the next 12 months. Wizbang Technologies Inc. hopes generate sufficient cash flow from sales to support long term continued operations. If sales are insufficient in the long term, then Wizbang Technologies Inc. may need additional capital to carry out its business plan. In the event that Wizbang Technologies Inc. requires more capital, no commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to Wizbang Technologies Inc. or at all.

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

In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material on its financial position or results of operations.

FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

                                     PART II


ITEM  5.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

a)  Recent  Sales  Of  Unregistered  Securities

     i. On September 22, 2000, Wizbang Technologies Inc. issued a total of 8,500,000 shares of common stock to Mike Frankenberger in exchange for $16,000 in cash. The issuance of the common stock was exempt from registration under Regulation S. Mike Frankenberger was not a resident or citizen of the U.S. at the time it received the offer to purchase and at the closing of the purchase of the stock, and did not acquire the stock for the account or benefit of any U.S. person. Mike Frankenberger agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. The stock contains a legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. Wizbang Technologies Inc. will refuse to register any transfer of the Stock not made in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. The issuance of the shares was also exempt from registration under Rule 506 of Regulation D, and sections 3(b) and 4(2) of the Securities Act of 1933, as amended, due to Mr. Frankenberger's status as the founder and initial management of Wizbang Technologies Inc. and his status as an accredited investor.

     ii. On March 3, 2001 Wizbang Technologies Inc. issued a total of 1,600,000 shares of common stock to four foreign corporations in exchange for $60,000 in cash. The issuance of the common stock was exempt from registration under Regulation S. Each entity was a foreign corporation at the time it received the offer to purchase and at the closing of the purchase of the stock, and did not acquire the stock for the account or benefit of any U.S. person. Each corporation agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. The stock contains a legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. Wizbang Technologies Inc. will refuse to register any transfer of the Stock not made in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration.

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




/s/Mike  Frankenberger              President and sole Director  July  7, 2002.