Form 10QSB/A
period 2002-09-30
WIZBANG TECHNOLOGIES INC
filed 2002-11-14
CIK 1137883

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

EXPLANATORY  NOTE:

THIS AMENDMENT TO OUR QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 REFLECTS THE FOLLOWING CHANGES:

ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------

Note  2(h)  Impact  of  Accounting  Standards  has  been  added

Note 3 License - has been changed to clarify the note payable terms and add amortization disclosure

Note 4 Related Party Transactions - has added disclosure regarding the relationship between Wizbang Technologies Inc.'s President and Reach Technologies Inc.

Note 5 Restatement - The financial statements have been restated to reflect previously unrecorded revenue and cost of goods sold.

ITEM  2.  PLAN  OF  OPERATION
-----------------------------

"Plan of Operation" has been replaced by a completely rewritten "Management's Discussion and Analysis of Financial Condition and results of operations"

ITEM  5.CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
-------------------------------------------------------

We  have  added  this  section  and  included  the  following  information


1.     "Recent  Sales  Of  Unregistered  Securities"


SIGNATURES
----------

This section now reflects signatures of the Chief Executive Officer and Chief Financial Officer as well as sole director



WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-QSB. ALL INFORMATION IN THIS 10-QSB/A IS AS OF SEPTEMBER 30, 2002 AND DOES NOT REFLECT, UNLESS OTHERWISE NOTED, ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE AFOREMENTIONED CHANGES.

                                TABLE OF CONTENTS

                                     PART I

Item  1.  Financial  Statements                                  1


Item 2. Management Discussion And Analysis of Financial
Condition and Results of Operations                              8

                                    PART II

Item  5.  Changes  in  Securities  and  Use  of  Proceeds        12


Item  6  Exhibits  and  Reports  on  Form  8-K                   13

Signatures                                                       13

Certification                                                    14













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

Notes  To  Unaudited  Financial  Statements . . . . . . . . . . . . . . . . . .4













                 [This Space Has Been Intentionally Left Blank]

Wizbang  Technologies,  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)



                                                                 September 30,   March 31,
                                                                     2002           2002
                                                                      $              $
                                                                   Restated
                                                                  (unaudited)     (audited)
ASSETS

Current Assets

Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          22,081      36,148
Accounts Receivable . . . . . . . . . . . . . . . . . . . . .           12,500           -
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .             750         750
-------------------------------------------------------------------------------------------

Total Current Assets . . . . . . . . . . . . . . . . . . . . .          35,331      36,898
-------------------------------------------------------------------------------------------

License (Note 3)
Cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          66,000      36,000
Accumulated amortization . . . . . . . . . . . . . . . . . . .          16,243       9,244
-------------------------------------------------------------------------------------------

License - net. . . . . . . . . . . . . . . . . . . . . . . . .          49,757      26,756
-------------------------------------------------------------------------------------------

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . .          85,088      63,654
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable . . . . . . . . . . . . . . . . . . . . . . .           8,371           -
Accrued liabilities (Note 4(b)). . . . . . . . . . . . . . . .           9,177       1,376
-------------------------------------------------------------------------------------------

Total Current Liabilities. . . . . . . . . . . . . . . . . . .          17,548       1,376
-------------------------------------------------------------------------------------------

Notes payable (Note 3) . . . . . . . . . . . . . . . . . . . .          32,163      10,114
-------------------------------------------------------------------------------------------

Total Liabilities. . . . . . . . . . . . . . . . . . . . . . .          49,711      11,490
-------------------------------------------------------------------------------------------

Stockholders' Equity

Common Stock: 100,000,000 common shares authorized with
a par value of $0.0001; 10,100,000 issued and outstanding. . .           1,010       1,010

Additional Paid-in Capital . . . . . . . . . . . . . . . . . .          74,990      74,990

Donated Capital (Note 4) . . . . . . . . . . . . . . . . . . .          18,750      18,750
-------------------------------------------------------------------------------------------

                                                                        94,750      94,750
-------------------------------------------------------------------------------------------

Preferred Stock: 20,000,000 preferred shares authorized with
a par value of $.0001; none issued . . . . . . . . . . . . . .               -           -
-------------------------------------------------------------------------------------------

Deficit Accumulated During the Development Stage . . . . . . .         (59,373)    (42,586)
-------------------------------------------------------------------------------------------

Total Stockholders' Equity . . . . . . . . . . . . . . . . . .          35,377      52,164
-------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity . . . . . . . . . .          85,088      63,654
===========================================================================================





Contingent  Liability  (Note  1)

   The accompanying notes are an integral part of these financial statements
                                        1


Wizbang  Technologies,  Inc.
(A  Development  Stage  Company
Statement  of  Operations
(expressed  in  U.S.  dollars)
(unaudited)




                               Accumulated from
                              September 22, 2000                 Three Months                Six Months
                             (Date of Inception)                    Ended                       Ended
                               to September 30,                  September 30,               September 30,
                                            2002             2002             2001          2002     2001
                                        Restated         Restated                       Restated

                              $                     $                $                $            $

Revenue . . . . . . . . . .               35,400           12,500           22,900        12,500   22,900

Cost of Goods Sold. . . . .               25,650            8,350           17,300         8,350   17,300
----------------------------------------------------------------------------------------------------------

Gross Margin. . . . . . . .                9,750            4,150            5,600         4,150    5,600
----------------------------------------------------------------------------------------------------------


Expenses

Amortization of license . .               16,244            4,125            1,000         7,000    2,000
Bank charges and interest .                1,568              596               13           899      136
Consulting (Note 4) . . . .               25,141            3,000            3,000         6,000    6,000
Filing fees . . . . . . . .                4,392                -            1,150         1,133    2,150
Professional fees . . . . .               16,314            3,855            1,188         4,405    2,870
Rent (Note 4) . . . . . . .                6,000              750              750         1,500    1,500
Less interest income. . . .                 (536)               -             (276)            -     (350)
----------------------------------------------------------------------------------------------------------

Total Expenses. . . . . . .               69,123           12,326            6,825        20,937   14,306
----------------------------------------------------------------------------------------------------------

Net Loss for the Period . .              (59,373)          (8,176)          (1,225)      (16,787)  (8,706)
==========================================================================================================


Net Loss Per Share - Basic.                    -                -                -             -
==========================================================================================================


Weighted Average Shares
Outstanding . . . . . . . .           10,100,000       10,100,000       10,100,000    10,100,000
==========================================================================================================




(Diluted  loss  per share has not been presented as the result is anti-dilutive)

   The accompanying notes are an integral part of these financial statements
                                        2


Wizbang  Technologies,  Inc.
(A  Development  Stage  Company
Statement  of  Cash  Flows
(expressed  in  U.S.  dollars)
(unaudited)




                                                          Accumulated from
                                                         September 22, 2000          Six Months
                                                        (Date of Inception)             Ended
                                                          to September 30,          September 30,
                                                                2002                2002      2001
                                                               Restated           Restated
                                                        $                     $              $

Cash Flows To Operating Activities

Net loss . . . . . . . . . . . . . . . . . . . . . .              (59,373)         (16,787)   (8,706)

Adjustments to reconcile net loss to cash

Amortization . . . . . . . . . . . . . . . . . . . .               16,243            7,000     2,000
Donated consulting services. . . . . . . . . . . . .               15,000                -     6,000
Donated rent . . . . . . . . . . . . . . . . . . . .                3,750                -     1,500

Changes in non-cash working capital items

(Increase) in accounts receivable. . . . . . . . . .              (12,500)         (12,500)  (22,900)
(Increase) in prepaid expenses . . . . . . . . . . .                 (750)               -         -
Increase in accounts payable and accrued liabilities               17,548           16,171    16,700
-----------------------------------------------------------------------------------------------------


Net Cash Used In Operating Activities. . . . . . . .              (20,082)          (6,116)   (5,406)
-----------------------------------------------------------------------------------------------------

Cash Flows From (To) Financing Activities

Repayment of notes payable . . . . . . . . . . . . .              (17,837)          (7,951)        -
Common shares issued . . . . . . . . . . . . . . . .               76,000                -         -
-----------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Financing Activities.               58,163           (7,951)        -
-----------------------------------------------------------------------------------------------------

Cash Flows To Investing Activities

License purchased. . . . . . . . . . . . . . . . . .              (16,000)               -         -
-----------------------------------------------------------------------------------------------------

Cash Flows Used In Investing Activities. . . . . . .              (16,000)               -         -
-----------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash. . . . . . . . . . .               22,081          (14,067)   (5,406)

Cash - Beginning of Period . . . . . . . . . . . . .                    -           36,148    53,474
-----------------------------------------------------------------------------------------------------

Cash - End of Period . . . . . . . . . . . . . . . .               22,081           22,081    48,068
=====================================================================================================

Non-Cash Financing Activities

A license was purchased by issuing a promissory note               50,000           30,000         -
=====================================================================================================

Supplemental Disclosures

Interest paid. . . . . . . . . . . . . . . . . . . .                    -                -         -
Income taxes paid. . . . . . . . . . . . . . . . . .                    -                -         -
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


     On October 31, 2001 the Company agreed to pay $20,000 in the form of a note payable, due October 31, 2003, to amend the License agreement to a worldwide exclusive license, except in the territories of Washington DC, Virginia, West Virginia, Maryland, Pennsylvania, New York, Connecticut, Massachusetts, New Hampshire, Maine, Ohio, Kentucky and Tennessee where the license will be non-exclusive. The Company has repaid $17,837. Interest accrues on the unpaid principal amount of $2,163 at a rate of 7% per annum, matures October 31, 2003.and is due on demand in the event of termination for cause, which includes breach of the agreement; the bankruptcy or insolvency of Wizbang Technologies Inc.; or the conviction of Wizbang Technologies Inc., its officers or directors, of any crime involving moral turpitude.

     On June 10, 2002 the Company agreed to pay $30,000 in the form of a note payable, due June 30, 2004, to amend the License agreement to include a worldwide exclusive license for data recorders in the 41 to 160 mega bit per second range. Interest accrues on the unpaid principal amount of $30,000 at a rate of 7% per annum, matures June 30, 2004.and is due on demand in the event of termination for cause, which includes breach of the agreement; the bankruptcy or insolvency of Wizbang Technologies Inc.; or the conviction of Wizbang Technologies Inc., its officers or directors, of any crime involving moral turpitude.


     Amortization  in  each  of  the  next  five  years is estimated as follows:

     Remainder  of  fiscal  2003     $12,440
     Fiscal  2004                    $24,878
     Fiscal  2005                    $12,439
     Fiscal  2006                    $Nil
     Fiscal  2007                    $Nil





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


5.     Restatement

     During the period under review sales totaling $12,500 with associated cost of goods sold of $8,350 were not recorded. Revenue, Cost of goods sold Account receivable, and accounts payable have been adjusted to record these amounts. The effect on net loss is a decrease of $4,150 from $12,326 to $8,176. There is no effect on loss per share.

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

At March 31, 2002, Wizbang Technologies Inc. had $35,331 in current assets and $8,371 in current liabilities. Wizbang Technologies Inc. intends to pay the current liabilities out of cash on hand. Cash deceased by $14,067 during the period for a balance of $22,081 at quarter-end. Accounts receivable has increased $12,500 to $12,500 during the period as a result of sales to a new customer. Wizbang Technologies Inc. paid $7,534 of notes payable resulting in the $32,163 owing at year-end. Notes payable originally increased during the period by $30,000. This note increase arose when Wizbang Technologies Inc.
agreed to pay $30,000 in the form of a note payable to amend its license agreement with Reach Technologies Inc. to include data recorders in the 41 to 160 mega bit per second speed range. This amendment of the license resulted in an increase in license cost to $66,000. After recording amortization of $7,000, net license value is $49,757. Wizbang Technologies Inc. increased the scope of its product offering in the expectation of generating future sales from those new products.

Revenues were $12,500 for the period compared with $22,900 for the same period last year. Gross margin was 33.2% compared with 24.5% for the same period last year. The increase in gross margin % is due to achieving a higher relative sale price on one product sold. Wizbang Technologies Inc.'s future plans include continuing to market the licensed product line. The market for the product includes aircraft and spacecraft manufacturers, both private and government, involved in both military and nonmilitary applications and it is anticipated that these will be the focus of selling efforts. Wizbang Technologies Inc. will begin marketing the product to new target companies as they are identified.

Total expenses increased $6,631, over the comparable period in the previous year, to $20,937. This net increase was due mostly to:

1. an increase in amortization expense of $5,000, resulting from the increased license cost discussed above,
2. an increase in bank charges and interest of $763 due to the increase in notes payable,
3. an decrease in filing fees from $2,150 to $1,133 for the electronic filing fees incurred with respect to Wizbang Technologies Inc.'s periodic and current reports. The prior year was higher since Wizbang Technologies Inc. was in the mids of its form S-1 registration statement and
4. a increase in professional fees of $1,535, associated with the an increase in legal fees associated with the Wizbang Technologies Inc.'s form 211 filing with the National Association of Stock Dealers .

Included in total expenses is $6,000 in consulting fees and $1,500 in rent which was in prior periods donated by the President of Wizbang Technologies Inc. and therefore did not require cash. In this period the $6,000 in consulting fees and $1,500 in rent have been recorded as accrued liabilities and as such there has been no increase in donated capital during the period.

Wizbang Technologies Inc. does expect the $22,081 in cash on hand to satisfy its cash requirements over the next 12 months. Wizbang Technologies Inc. hopes generate sufficient cash flow from sales to support long term continued operations. If sales are insufficient in the long term, then Wizbang Technologies Inc. may need additional capital to carry out its business plan. In the event that Wizbang Technologies Inc. requires more capital, no commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to Wizbang Technologies Inc. or at all.

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




/s/Mike  Frankenberger         President and sole Director  October  30, 2002.

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