Form 10QSB
period 2002-12-31
WIZBANG TECHNOLOGIES INC
filed 2003-02-13
CIK 1137883

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED  DECEMBER  31,  2002.

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

     FOR  THE  TRANSITION  PERIOD  FROM  ________  TO  ________.

COMMISSION  FILE  NUMBER  333-61610

                        DATE OF REPORT: FEBRUARY 13, 2003

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

                                  Yes X      No

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of December 31, 2002 was 10,100,000.

                                TABLE OF CONTENTS

                                     PART I

Item  1.  Financial  Statements                                               .1

Item 2. Management Discussion And Analysis of Financial Condition and
Results of Operations                                                          8

Item  3.  Controls  And  Procedures                                           12


                                    PART II

Item  5.  Changes  in  Securities  and  Use  of  Proceeds                    13

Item  6  Exhibits  and  Reports  on  Form  8-K                               14

Signatures                                                                   14

Certification  Of  Chief  Executive  Officer  And  Principal  Financial
Officer Pursuant  To  Section 302 Of The Sarbanes-Oxley Act Of 2002          15

Index  To  Exhibits                                                          17









                 [This Space Has Been Intentionally Left Blank]

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS

Unaudited  Balance Sheet At December 31, 2002 And Audited Balance Sheet
at December 31,  2002  .                                                     1

Unaudited Statement Of Operations For The Nine Months Ended December 31,
2002 And 2001, For The Three Months Ended December 31, 2002 And 2001, And
For The Period September 22, 2000 (Date Of Inception) To December 31, 2002   2

Unaudited Statement Of Cash Flows For The Nine Months Ended December 31, 2002 And 2002 And For The Period September 22, 2000 (Date Of Inception) To
December  31,  2002                                                          3

Notes  To  Unaudited  Financial  Statements                                  4













                 [This Space Has Been Intentionally Left Blank]

Wizbang  Technologies,  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)



                                                                        December 31,    March 31,
                                                                                2002        2002
                                                                                   $           $
                                                                          (unaudited)   (audited)
ASSETS
Current Assets

Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,976      36,148
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .            750         750
-------------------------------------------------------------------------------------------------

Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . .         15,726      36,898
-------------------------------------------------------------------------------------------------

License (Note 3)
Cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         66,000      36,000
Accumulated amortization. . . . . . . . . . . . . . . . . . . . . . .        (24,500)     (9,244)
-------------------------------------------------------------------------------------------------

License - net . . . . . . . . . . . . . . . . . . . . . . . . . . . .         41,500      26,756
-------------------------------------------------------------------------------------------------

Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         57,226      63,654
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .            573           -
Accrued liabilities (Note 3). . . . . . . . . . . . . . . . . . . . .          2,583       1,376
Advances from related party (Note 4(d)) . . . . . . . . . . . . . . .          3,750           -
-------------------------------------------------------------------------------------------------

Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . .          6,906       1,376
-------------------------------------------------------------------------------------------------

Notes Payable (Note 3). . . . . . . . . . . . . . . . . . . . . . . .         20,974      10,114
-------------------------------------------------------------------------------------------------

Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .         27,880      11,490
-------------------------------------------------------------------------------------------------

Stockholders' Equity

Common Stock: 100,000,000 common shares authorized with a
par value of $0.0001; 10,100,000 issued and outstanding respectively.          1,010       1,010

Additional Paid-in Capital. . . . . . . . . . . . . . . . . . . . . .         74,990      74,990

Donated Capital (Note 4(a)) . . . . . . . . . . . . . . . . . . . . .         26,250      18,750
-------------------------------------------------------------------------------------------------

                                                                             102,250      94,750
-------------------------------------------------------------------------------------------------

Preferred Stock: 20,000,000 preferred shares authorized with a
par value of $.0001; none issued. . . . . . . . . . . . . . . . . . .              -           -

Deficit Accumulated During the Development Stage. . . . . . . . . . .        (72,904)    (42,586)
-------------------------------------------------------------------------------------------------

Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . .         29,346      52,164
-------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity. . . . . . . . . . . . . .         57,226      63,654
=================================================================================================




Contingent  Liability  (Note  1)

   The accompanying notes are an integral part of these financial statements
                                        1

Wizbang  Technologies,  Inc.
(A  Development  Stage  Company
Statement  of  Operations
(expressed  in  U.S.  dollars)
(unaudited)




                                        Accumulated from
                                       September 22, 2000              Three Months                  Nine Months
                                      (Date of Inception)                  Ended                        Ended
                                        to December 31,                  December 31,                December 31,
                                                     2002            2002            2001          2002      2001
                                                        $               $               $             $         $

Revenue. . . . . . . . . . . . . . .              105,789          70,389               -        82,889    22,900

Cost of Goods Sold (Note 4(c)) . . .               89,000          63,350               -        71,700    17,300
------------------------------------------------------------------------------------------------------------------

Gross Margin . . . . . . . . . . . .               16,789           7,039               -        11,189     5,600
------------------------------------------------------------------------------------------------------------------


Expenses

Amortization of license. . . . . . .               24,501           8,257           2,622        15,257     4,622
Bank charges and interest. . . . . .                2,073             505              29         1,404       165
Consulting (Note 4). . . . . . . . .               33,785           8,644           3,000        14,644     9,000
Filing fees. . . . . . . . . . . . .                6,056           1,664             636         2,797     2,786
Professional fees. . . . . . . . . .               17,064             750             574         5,155     3,444
Rent (Note 4). . . . . . . . . . . .                6,750             750             750         2,250     2,250
Less interest income . . . . . . . .                 (536)              -            (108)            -      (458)
------------------------------------------------------------------------------------------------------------------

                                                   89,693          20,570           7,503        41,507    21,809
------------------------------------------------------------------------------------------------------------------

Net Loss for the Period. . . . . . .              (72,904)        (13,531)         (7,503)      (30,318)  (16,209)
==================================================================================================================


Net Loss Per Share - Basic . . . . .                    -               -               -             -
========================================================================================================


Weighted Average Shares Outstanding.            10,100,00      10,100,000      10,100,000    10,100,000
========================================================================================================



   The accompanying notes are an integral part of these financial statements
                                        2

Wizbang  Technologies,  Inc.
(A  Development  Stage  Company
Statement  of  Cash  Flows
(expressed  in  U.S.  dollars)
(unaudited)




                                                                           Nine Months
                                                                              Ended
                                                                           December 31,
                                                                          2002      2001
                                                                             $         $

Cash Flows To Operating Activities

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (30,318)  (16,209)

Adjustments to reconcile net loss to cash
Amortization. . . . . . . . . . . . . . . . . . . . . . . . . .         15,257     4,622
Donated consulting services . . . . . . . . . . . . . . . . . .          6,000     9,000
Donated rent. . . . . . . . . . . . . . . . . . . . . . . . . .          1,500     2,250

Changes in non-cash working capital items
(Increase) in prepaid expenses. . . . . . . . . . . . . . . . .              -      (750)
Increase (decrease) in accounts payable and accrued liabilities          1,779      (323)
-----------------------------------------------------------------------------------------

Net Cash Used In Operating Activities . . . . . . . . . . . . .         (5,782)   (1,410)
-----------------------------------------------------------------------------------------

Cash Flows To Financing Activities

Advances from related party . . . . . . . . . . . . . . . . . .          3,750         -
Repayment of notes payable. . . . . . . . . . . . . . . . . . .        (19,140)  (10,303)
-----------------------------------------------------------------------------------------

Net Cash Used In Financing Activities . . . . . . . . . . . . .        (15,390)  (10,303)
-----------------------------------------------------------------------------------------

Cash Flows To Investing Activities. . . . . . . . . . . . . . .              -         -
-----------------------------------------------------------------------------------------

Decrease in Cash. . . . . . . . . . . . . . . . . . . . . . . .        (21,172)  (11,713)

Cash - Beginning of Period. . . . . . . . . . . . . . . . . . .         36,148    53,474
-----------------------------------------------------------------------------------------

Cash - End of Period. . . . . . . . . . . . . . . . . . . . . .         14,976    41,761
-----------------------------------------------------------------------------------------

Non-Cash Financing Activities

A license was purchased by issuing a promissory note. . . . . .         30,000    20,000
=========================================================================================

Supplemental Disclosures

Interest paid . . . . . . . . . . . . . . . . . . . . . . . . .              -         -
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . .              -         -
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

1.     Development  Stage  Company

The Company was incorporated in the state of Washington on September 22, 2000. On September 22, 2000 the Company entered into a licensing agreement with Reach Technologies, Inc. ("Reach"), a Canadian Corporation. The agreement allows the Company to sell a Digital Data Recorder product line in the north central United States.

The Company's principal business plan is to seek immediate earnings by exploiting the license agreement with Reach. The Company has started marketing the Digital Data Recorder product line.

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

c)     License

The cost to acquire a license was capitalized. The cost is being amortized on a straight-line basis over the license term of four years. Additional costs for amendments to the original license agreement are being amortized over the remaining life of the license.

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

h)     Recent  Accounting  Pronouncements

On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on April 1, 2002 and its impact is not expected to have a material effect on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 144 on April 1, 2002. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material.

Wizbang  Technologies  Inc.
(A  Development  Stage  Company)
Notes  To  Financial  Statements
(Expressed  in  US  Dollars)
(Unaudited)
_____________________________________________________________________

2.     Summary  of  Significant  Accounting  Principles  (continued)

h)     Recent  Accounting  Pronouncements

In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.



3.     License

The Company acquired the right to market and sell a Digital Data Recorder product line (the "License") in the states of North Dakota, South Dakota, Nebraska, Kansas, Montana, Wyoming, and Colorado. The licensed product consists of 0 to 40 Megabit per second Bit Error Rate Testers that are configured for laboratory and onsite use. Models consist of laboratory, rack mount and portable versions. The licensor maintains the right to set the minimum price of the licensed products. The license was acquired on September 22, 2000 and has a four-year term. The license was purchased by the Company for $16,000 cash from Reach, which is one-third owned by the President of the Company and two-thirds owned by arms-length parties. Reach manufactures all of the products that the Company sells. Under the terms of the License agreement, the Company purchases products from Reach and resells them.

On October 31, 2001 the Company agreed to pay $20,000 in the form of a note payable, due October 31, 2003, to amend the License agreement to a worldwide exclusive license, except in the territories of Washington DC, Virginia, West Virginia, Maryland, Pennsylvania, New York, Connecticut, Massachusetts, New
Hampshire, Maine, Ohio, Kentucky and Tennessee where the license will be non-exclusive. The Company has repaid the note payable in full.

On June 10, 2002 the Company agreed to pay $30,000 in the form of a note payable, due June 30, 2004, to amend the License agreement to include a worldwide exclusive license for data recorders in the 41 to 160 mega bit per second range. Interest accrues on the unpaid principal amount of $20,974 at a rate of 7% per annum and matures June 30, 2004 and is due on demand in the event of termination for cause, which includes breach of the agreement; the bankruptcy or insolvency of Wizbang Technologies Inc.; or the conviction of Wizbang Technologies Inc., its officers or directors, of any crime involving moral turpitude. As at December 31, 2002, included in accrued liabilities is an interest accrual of $1,747.


The amortization of the license for the remainder of the license agreement is as follows:

                                          $

Three months ended March 31, 2003     5,929
2004                                 23,714
2005                                 11,857
-------------------------------------------

                                     41,500
===========================================

Wizbang  Technologies  Inc.
(A  Development  Stage  Company)
Notes  To  Financial  Statements
(Expressed  in  US  Dollars)
(Unaudited)
_____________________________________________________________________

4.     Related  Party  Transactions/Balances

a) A Company controlled by the President of the Company (2001: the President of the Company) donated services valued at $6,000 (2001 - $9,000) and rent valued at $1,500 (2001 - $2,250). These amounts were charged to operations and classified as "donated capital" in stockholders' equity.

b) Consulting fees of $644 (2001 - Nil) were paid to the President of the Company.

c) Purchases of $71,700 (2001 - $17,300) were made from Reach, a Company which is one-third owned by the President of the Company.

d) The balance due to a company controlled by the President of the Company for consulting fees of $3,000 and rent reimbursement of $750 is non-interest bearing, unsecured and due on demand. These amounts were charged to operations.

e) Mike Frankenberger Wizbang Technologies Inc.'s president and controlling shareholder is also a one third shareholder in Reach Technologies Inc. The two other shareholders of Reach Technologies Inc. are not related to Mr. Frankenberger. Reach Technologies Inc. manufactures all of the products that Wizbang Technologies Inc. sells. Under the terms of the license Wizbang Technologies Inc. acquires the products from Reach Technologies Inc. and resells them. The license agreement was negotiated at arms length.

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


At December 31, 2002, Wizbang Technologies Inc. had $15,726 in current assets and $6,906 in current liabilities. Wizbang Technologies Inc. intends to pay the current liabilities out of cash on hand. Cash deceased by $21,172 during the period for a balance of $14,976 at quarter-end.

Wizbang Technologies Inc. paid $18,723 of notes payable resulting in the $20,974 owing at period-end. Notes payable originally increased during the period by $30,000. This note increase arose when Wizbang Technologies Inc. agreed to pay $30,000 in the form of a note payable to amend its license agreement with Reach Technologies Inc. to include data recorders in the 41 to 160 mega bit per second speed range. This amendment of the license resulted in an increase in license cost to $66,000. After recording amortization of $15,257 during the period, the net license value is $41,500. Wizbang Technologies Inc. increased the scope of its product offering in the expectation of generating future sales from those new products. Sales of this new product line are included in revenue of the period covered by this Form 10-QSB

Revenues were $82,889 for the period compared with $22,900 for the same period last year. Revenues represent sales to two different customers. Two customers accounted for all sales revenue and each represented more than 10% of revenue. Those customers were the Government of China, were the product is being used in a civilian ground station and the National Aeronautics and Space Administration
(NASA). These two customers represented approximately 85% and 15% of sales respectively and 90% and 10% of cost of goods sold respectively. Total cost of goods sold was $71,700 for the period compared with $17,300 for the same period last year. Gross margin was 13.5% compared with 24.5% for the same period last year. The decrease in gross margin % is due to a lower gross margin achieved on the sale of the new licensed product line. Wizbang Technologies Inc.'s future plans include continuing to market the licensed product line. The market for the product includes aircraft and spacecraft manufacturers, both private and government, involved in both military and nonmilitary applications and it is anticipated that these will be the focus of selling efforts. Wizbang Technologies Inc. will begin marketing the product to new target companies as they are identified.

Total expenses increased $19,698, over the comparable period in the previous year, to $41,507. This net increase was due mostly to:

1. an increase in amortization expense of $10,635, resulting from the increased license cost discussed above,
2. an increase in bank charges and interest of $1,239 due to the increase in notes payable,
3. an increase in consulting expenses due to costs associated with the companies Form 211 filing with the National Association of Stock Dealers and amendments to its prior periodic reports, and
4. a increase in professional fees of $1,711, associated with the an increase in legal fees with respect to Wizbang Technologies Inc.'s form 211 filing with the National Association of Stock Dealers.

Included in total expenses is $6,000 in consulting fees and $1,500 in rent, which was donated by the President of Wizbang Technologies Inc. and therefore did not require cash. Also included in total expenses are filing fees to $2,797 which are greater than budgeted due to unexpected electronic filing fees incurred with respect to Wizbang Technologies Inc.'s amends to its periodic and current reports.

Net loss for the period was $30,318 compared with $16,209 for the same period last year. Although expenditures with respect to filing amended periodic reports and seeking a stock exchange listing are not expected to occur in the future and sales are expected to increase, Wizbang Technologies Inc. does expect to incur losses over the next several years. The reason for this expectation of continued losses is because it is expected that in general, and specifically travel and wage, expenses are expected to increase with sales. In the long term it is expected that any increase in sales will outpace increases in expenses.

Wizbang Technologies Inc. does expect the $14,976 in cash on hand to satisfy its cash requirements over the next 12 months. Wizbang Technologies Inc. hopes generate sufficient cash flow from sales to support long term continued operations. If sales are insufficient in the long term, then Wizbang Technologies Inc. may need additional capital to carry out its business plan.

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

ITEM  3:  CONTROLS  AND  PROCEDURES

(A)  Evaluation  Of  Controls  And  Procedures

Wizbang Technologies Inc.'s principal executive officer and principal financial officer, Mike Frankenberger, has concluded, based on his evaluation as of a date within 90 days prior to the filing date of this report, that Wizbang Technologies Inc.'s disclosure controls and procedures are effective to ensure that information required to be disclosed by Wizbang Technologies Inc. in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Wizbang Technologies Inc. in such reports is accumulated and communicated to Wizbang Technologies Inc.'s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(B)  Changes  In  Internal  Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 17 of this Form 10-QSB, which is incorporated herein by reference.

(B)  REPORTS  ON  FORM  8-K.

On June 24, 2002, Wizbang Technologies Inc filed a Form 8-K with respect to "Acquisition or Disposition of Assets" as discussed in Item 2 "Capital Expenditures" of this form 10-QSB.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Wizbang  Technologies  Inc.

     Date:  February  13,  2003

/s/  Mike  Frankenberger
------------------------

Mike  Frankenberger
President,  Chief  Executive  Officer  Chief  Financial  Officer  and  Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                Date
----------------------    ----------------------------------   ----------------

/s/ Mike Frankenberger    President, Chief Executive Officer   February 13, 2003
                          Chief  Financial  Officer
                          and  Director

/s/ Mike Frankenberger    Controller  and                      February 13, 2003
                          Principal  Accounting  Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         AND PRINCIPAL FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I,  Mike  Frankenberger,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Wizbang Technologies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I as sole certifying officer am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within this entity, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I as sole certifying officer have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I as sole certifying officer have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February  13,  2003

/s/  Mike  Frankenberger
Mike  Frankenberger
President,  Chief  Executive  Officer  and  Chief  Financial  Officer

                                INDEX TO EXHIBITS


Exhibit No.  Description
-----------  -------------------------------------------------------------------------
99.1         Certification Of Chief Executive Officer And Principal Financial Officer
             Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of
             The Sarbanes-Oxley Act of 2002
-----------  -------------------------------------------------------------------------