Form 10KSB/A
period 2002-03-31
WIZBANG TECHNOLOGIES INC
filed 2003-03-03
CIK 1137883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A

                                 AMENDMENT NO. 2
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

                                  Yes  X     No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].


The  issuer's  total  revenues  for the year ended March 31, 2002, were $23,436.

At May 6, 2002, the number of shares outstanding of the registrant's Common Stock, $0.0001 par value (the only class of voting stock), was 10,100,000.

EXPLANATORY  NOTE:
------------------
THIS AMENDMENT #2 TO OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2002 REFLECTS THE FOLLOWING CHANGES:

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------


The following has been added to the end if the first paragraph of the "Description of Business" section:

During the period covered by this Form 10-KSB/A, Wizbang Technologies Inc. sold one recorder to its first customer. All of Wizbang Technologies Inc.'s revenue and cost of goods sold is attributable to this single sale to a single customer. Other than the expansion of the territories covered by its exclusive license agreement, there has been no change in Wizbang Technologies Inc.'s operations since filing its registration statement on Form S-1 on May 24, 2001.


ITEM  6.  MANAGEMENT  DISCUSSION  AND  ANALYSIS
-----------------------------------------------

The following has been added to the middle of the second paragraph in the "Management Discussion and Analysis" section:

During the fiscal year ended March 31, 2002, Wizbang Technologies Inc. generated revenues of $22,900 from the sale of a recorder to a single customer, namely Cessna Aircraft Corporation. The customer represented 100% of the cost of goods sold for the fiscal year ended March 31, 2002, which totaled $17,300 as compared with $Nil during the previous fiscal year.

The following has been added as a new fifth paragraph in the "Management Discussion and Analysis" section:

Net loss for the fiscal year ended March 31, 2002 was $25,560 as compared with $17,026 during the previous fiscal year. Although Wizbang Technologies Inc. expects expenditures from its registered offering to end and sales to increase, Wizbang Technologies Inc. also expects to incur net losses over the next two to three years. Net losses are likely to continue over the next two to three years due to increased expenses, primarily in the areas of marketing, business travel and compensation expenses, in connection with a focus on increasing sales. In the long term, Wizbang Technologies Inc. expects that increases in sales will outpace increases in expenses. Wizbang Technologies Inc. believes that the factors that will make profitability possible are:

1. A concerted sales effort including, creating awareness at trade shows and ensuring new customer satisfaction through after sales follow up,
2.   Responding quickly and professionally to potential customer enquiries, and
3. Minimizing expenses by maintaining minimal overhead and strong control over expenses.


SIGNATURES
----------


We have revised Mr. Frankenberger's title in the second part of the section where he signs in the capacities of Chief Executive Officer and Chief Financial Officer. We have also included Mr-. Frankenberger signing in the capacities of controller or principal accounting officer.

We have provided the certification required by Section 302 of the Sarbanes-Oxley Act of 2002 and the "Certification Of Chief Executive Officer And Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
Section  906  Of  The  Sarbanes-Oxley  Act  of  2002".


WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-KSB/A. ALL INFORMATION IN THIS FORM 10-KSB/A IS AS OF MARCH 31, 2002 AND DOES NOT REFLECT, UNLESS OTHERWISE NOTED, ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE AFOREMENTIONED CHANGES.

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







                 [This Space Has Been Intentionally Left Blank]

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS


GENERAL


Wizbang Technologies Inc. was incorporated under the laws of the State of Washington on September 22, 2000, and is in its early developmental and promotional stages. To date, Wizbang Technologies Inc.'s activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan and beginning initial sales. Wizbang Technologies Inc. has no full time employees and owns no real estate. Wizbang
Technologies Inc. has commenced commercial operations. During the period covered by this Form 10-KSB/A, Wizbang Technologies Inc. sold one recorder to its first customer. All of Wizbang Technologies Inc.'s revenue and cost of goods sold is attributable to this single sale to a single customer. Other than the expansion of the territories covered by its exclusive license agreement, there has been no change in Wizbang Technologies Inc.'s operations since filing its registration statement on Form S-1.


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


Revenues increased to $22,900 compared with $Nil in the previous year. The increase in sales was due to an increase in the sales of the digital data recorder product line licensed from Reach Technologies Inc. During the fiscal year ended March 31, 2002, Wizbang Technologies Inc. generated revenues of $22,900 from the sale of a recorder to a single customer, namely Cessna Aircraft Corporation. The customer represented 100% of the cost of goods sold for the fiscal year ended March 31, 2002, which totaled $17,300 as compared with $Nil during the previous fiscal year. Gross margin was 24.5%. Wizbang Technologies Inc.'s future plans include continuing to market the licensed product line. The market for the product includes aircraft and spacecraft manufacturers, both private and government, involved in both military and nonmilitary applications and it is anticipated that these will be the focus of selling efforts. Wizbang Technologies Inc. will begin marketing the product to new target companies as they are identified.


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

Net loss for the fiscal year ended March 31, 2002 was $25,560 as compared with $17,026 during the previous fiscal year. Although Wizbang Technologies Inc. expects expenditures from its registered offering to end and sales to increase, Wizbang Technologies Inc. also expects to incur net losses over the next two to three years. Net losses are likely to continue over the next two to three years due to increased expenses, primarily in the areas of marketing, business travel and compensation expenses, in connection with a focus on increasing sales. In the long term, Wizbang Technologies Inc. expects that increases in sales will outpace increases in expenses. Wizbang Technologies Inc. believes that the factors that will make profitability possible are:

1. A concerted sales effort including, creating awareness at trade shows and ensuring new customer satisfaction through after sales follow up,
2.   Responding quickly and professionally to potential customer enquiries, and
3. Minimizing expenses by maintaining minimal overhead and strong control over expenses.


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

ITEM  2.  DESCRIPTION  OF  EXHIBITS



INDEX TO EXHIBITS

Exhibit. . . . . .  Page
No.. . . . . . . .  No.   Description
------------------  ----  --------------------------------------------------------------------------------
                          Articles Of Incorporation Of Wizbang Technologies Inc. (Incorporated by
3(a)(i). . . . . .     *  reference filed with the Company's Form S-1 on May 24, 2001 ).
------------------  ----  --------------------------------------------------------------------------------
                          By-laws Of Wizbang Technologies Inc. (Incorporated by reference filed with
3(a)(ii) . . . . .     *  the Company's Form S-1 on May 24, 2001 ).
------------------  ----  --------------------------------------------------------------------------------
                          Specimen Share of Common Stock (Incorporated by reference filed with the
4. . . . . . . . .     *  Company's Form S-1 on May 24, 2001 ).
------------------  ----  --------------------------------------------------------------------------------
                          Agreement Between Wizbang Technologies Inc. And Reach Technologies Inc
                          Dated September 22, 2000 for the right to distribute the Reach Technologies
                          Inc. licensed product line. (Incorporated by reference filed with the Company's
10.1 . . . . . . .     *  Form S-1 on May 24, 2001 )
------------------  ----  --------------------------------------------------------------------------------
                          Subscription Agreement and Investment Letter re: Bolina Investments Limited
10.2 . . . . . . .     *  (Incorporated by reference filed with the Company's Form S-1 on May 24, 2001 ).
------------------  ----  --------------------------------------------------------------------------------
                          Subscription Agreement and Investment Letter re: Decuma Corporation
10.3 . . . . . . .     *  (Incorporated by reference filed with the Company's Form S-1 on May 24, 2001 ).
------------------  ----  --------------------------------------------------------------------------------
                          Subscription Agreement and Investment Letter re: Clavie Corporation
10.4 . . . . . . .     *  (Incorporated by reference filed with the Company's Form S-1 on May 24, 2001 ).
------------------  ----  --------------------------------------------------------------------------------
                          Subscription Agreement and Investment Letter re: OPUS 1 Corporation
                          (Incorporated by reference filed with the Company's Form S-1 on May 24,
10.5 . . . . . . .     *                                                                           2001 ).
------------------  ----  --------------------------------------------------------------------------------
                          Agreement Between Wizbang Technologies Inc. And Reach Technologies Inc
                          Dated October 31, 2001 amending the Licensing Agreement with Reach
10.6 . . . . . . .    **  Technologies, Inc. dated September 22, 2000 as it pertains to new territory
------------------  ----  --------------------------------------------------------------------------------
                          Letter on change in certifying accountant (Incorporated by reference filed with
16.1 . . . . . . .     *  the Company's Form 8-K on October 19, 2001).
------------------  ----  --------------------------------------------------------------------------------

23 . . . . . . . .    17  Consent of Independent Public Accountant, dated February 26, 2003.
------------------  ----  --------------------------------------------------------------------------------
                          Certification  Of  Chief  Executive  Officer  And  Principal  Financial  Officer
                          Pursuant  To  18  U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The
99.1 . . . . . . . . .18  Sarbanes-Oxley  Act  of  2002

------------------  ----  --------------------------------------------------------------------------------

* Previously filed with the SEC on May 7, 2002 with Wizbang Technologies Inc.'s annual report on Form 10-KSB for the fiscal year ended March 31, 2002.

** Previously filed with the SEC on November 14, 2002 with Wizbang Technologies Inc.'s annual report on Form 10-KSB/A for the fiscal year ended March 31, 2002.

 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     WIZBANG  TECHNOLOGIES  INC.

     Date:  March  3,  2003

/s/  Mike  Frankenberger
------------------------

Mike  Frankenberger
President,  Chief  Executive  Officer  Chief  Financial  Officer  and  Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature     Title           Date
---------     -----           ----



/s/  Mike Frankenberger     President, Chief Executive Officer     March 3, 2003
               Chief  Financial  Officer  and  Director

/s/  Mike  Frankenberger     Controller  and               March  3,  2003
                    Principal  Accounting  Officer

CERTIFICATIONS

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         AND PRINCIPAL FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I,  Mike  Frankenberger,  certify  that:

1. I have reviewed this annual report on Form 10-KSB/A of Wizbang Technologies Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I as sole certifying officer am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within this entity, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I as sole certifying officer have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I as sole certifying officer have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Date: March 3, 2003

/s/  Mike  Frankenberger
Mike  Frankenberger
President,  Chief  Executive  Officer  and  Chief  Financial  Officer

                 [This Space Has Been Intentionally Left Blank]












                                INDEX TO EXHIBITS

Exhibit
Number                   Description
--------------------------------------------------------------------------------

     23   Consent of Independent Public Accountant, dated February 26, 2003.

--------------------------------------------------------------------------------

     99.1 Certification Of Chief Executive Officer And Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
          Section 906 Of The Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------