Form 10QSB/A
period 2002-06-30
WIZBANG TECHNOLOGIES INC
filed 2003-03-03
CIK 1137883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2



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

EXPLANATORY  NOTE:


THIS AMENDMENT #2 TO OUR QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 REFLECTS THE FOLLOWING CHANGES:

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------
The following has been added as a new 7th paragraph in the Management's Discussion and Analysis of Financial Condition and results of operations section

Net loss for the period was $8,611 as compared with $5,921 during the same period in the previous fiscal year. Although Wizbang Technologies Inc. expects sales to increase, Wizbang Technologies Inc. also expects to incur net losses over the next two to three years. Net losses are likely to continue over the next two to three years due to increased expenses, primarily in the areas of marketing, business travel and compensation expenses, in connection with a focus on increasing sales. In the long term, Wizbang Technologies Inc. expects that increases in sales will outpace increases in expenses. Wizbang Technologies Inc. believes that the factors that will make profitability possible are:

1. A concerted sales effort including, creating awareness at trade shows and ensuring new customer satisfaction through after sales follow up,
2.   Responding quickly and professionally to potential customer enquiries, and
3. Minimizing expenses by maintaining minimal overhead and strong control over expenses.

SIGNATURES
----------

We have revised Mr. Frankenberger's title in the second part of the section where he signs in the capacities of chief executive officer and chief financial officer. We have also included Mr- Frankenberger signing in the capacities of controller or principal accounting officer.

We have amended this report on Form 10-QSB/A to provide the certification required by Section 302 of the Sarbanes-Oxley Act of 2002, and the "Certification Of Chief Executive Officer And Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002".


WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-QSB/A. ALL INFORMATION IN THIS 10-QSB/A IS AS OF JUNE 30, 2002 AND DOES NOT REFLECT, UNLESS OTHERWISE NOTED, ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE AFOREMENTIONED CHANGES.

                                TABLE OF CONTENTS

                                     PART I

Item  1.  Financial  Statements                                  1


Item 2. Management Discussion And Analysis of Financial
Condition and Results of Operations                              9

                                    PART II


Item  5.  Changes  in  Securities  and  Use  of  Proceeds        14


Item  6  Exhibits  and  Reports  on  Form  8-K                   15

Signatures                                                       15














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


Net loss for the period was $8,611 as compared with $5,921 during the same period in the previous fiscal year. Although Wizbang Technologies Inc. expects sales to increase, Wizbang Technologies Inc. also expects to incur net losses over the next two to three years. Net losses are likely to continue over the next two to three years due to increased expenses, primarily in the areas of marketing, business travel and compensation expenses, in connection with a focus on increasing sales. In the long term, Wizbang Technologies Inc. expects that increases in sales will outpace increases in expenses. Wizbang Technologies Inc. believes that the factors that will make profitability possible are:

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

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS



Exhibit  No.     Description
--------------------------------------------------------------------------------

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

Mike  Frankenberger
President,  Chief  Executive  Officer,  and  Chief  Financial  Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                                   Date
-----------------------    -----------------------------------     -------------


/s/  Mike Frankenberger     President, Chief Executive Officer     March 3, 2003
                            Chief  Financial  Officer  and  Director

/s/  Mike  Frankenberger     Controller  and                       March 3, 2003
                             Principal  Accounting  Officer


                                       15

CERTIFICATIONS


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         AND PRINCIPAL FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I,  Mike  Frankenberger,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Wizbang Technologies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

/s/  Mike  Frankenberger

Mike  Frankenberger
Chief  Executive  Officer  and  Chief  Financial  Officer

                                       16


















                                INDEX TO EXHIBITS

Exhibit  No.     Description
--------------------------------------------------------------------------------

99.1 Certification Of Chief Executive Officer And Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------









                 [This Space Has Been Intentionally Left Blank]