Form 10QSB/A
period 2002-09-30
WIZBANG TECHNOLOGIES INC
filed 2003-03-03
CIK 1137883

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

The following has been added as a new 7th paragraph in the Management's Discussion and Analysis of Financial Condition and results of operations section

Net loss for the period was $16,787 as compared with $8,706 during the same period in the previous fiscal year. Although Wizbang Technologies Inc. expects sales to increase, Wizbang Technologies Inc. also expects to incur net losses over the next two to three years. Net losses are likely to continue over the next two to three years due to increased expenses, primarily in the areas of marketing, business travel and compensation expenses, in connection with a focus on increasing sales. In the long term, Wizbang Technologies Inc. expects that increases in sales will outpace increases in expenses. Wizbang Technologies Inc. believes that the factors that will make profitability possible are:

1. A concerted sales effort including, creating awareness at trade shows and ensuring new customer satisfaction through after sales follow up,
2.   Responding quickly and professionally to potential customer enquiries, and
3. Minimizing expenses by maintaining minimal overhead and strong control over expenses.



ITEM  3.  CONTROLS  AND  PROCEDURES
-----------------------------------

The  information  required  by  Item  307  of Regulation S-B has been furnished.


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


Item  3.  Controls  and  Procedures                              12

                                    PART II

Item  5.  Changes  in  Securities  and  Use  of  Proceeds        13


Item  6  Exhibits  and  Reports  on  Form  8-K                   13

Signatures                                                       15

Certification                                                    16














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


Revenues were $12,500 for the period compared with $22,900 for the same period last year. Gross margin was 33.2% compared with 24.5% for the same period last year. The increase in gross margin % is due to achieving a higher relative sale price on one product sold. During the period, Wizbang Technologies Inc.
generated revenues of $12,500 from the sale product to a single customer, namely, the National Aeronautics and Space Association (NASA). The customer represented 100% of the cost of goods sold for the period, which totaled $8,350 as compared with $17,300 during the previous fiscal period. Wizbang Technologies Inc.'s future plans include continuing to market the licensed product line. The market for the product includes aircraft and spacecraft manufacturers, both private and government, involved in both military and nonmilitary applications and it is anticipated that these will be the focus of selling efforts. Wizbang Technologies Inc. will begin marketing the product to new target companies as they are identified.


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

Net loss for the period was $16,787 as compared with $8,706 during the same period in the previous fiscal year. Although Wizbang Technologies Inc. expects sales to increase, Wizbang Technologies Inc. also expects to incur net losses over the next two to three years. Net losses are likely to continue over the next two to three years due to increased expenses, primarily in the areas of marketing, business travel and compensation expenses, in connection with a focus on increasing sales. In the long term, Wizbang Technologies Inc. expects that increases in sales will outpace increases in expenses. Wizbang Technologies Inc. believes that the factors that will make profitability possible are:

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



ITEM  3.  CONTROLS  AND  PROCEDURES

(a)  EVALUATION  OF  CONTROLS  AND  PROCEDURES

The Company's principal executive officer and principal financial officer, Mike Frankenberger, has concluded, based on his evaluation as of a date within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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