Form 10KSB
period 2003-03-31
WIZBANG TECHNOLOGIES INC
filed 2003-06-27
CIK 1137883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


 [X]     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
1934

                       FOR THE YEAR ENDED MARCH 31, 2003.

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934
     FOR  THE  TRANSITION  PERIOD  FROM  ________  TO  ________.

COMMISSION  FILE  NUMBER  333-61610


                            WIZBANG TECHNOLOGIES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               WASHINGTON                                     91-2061053
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

   Yes  X           No
       ___              ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The  issuer's  total  revenues  for the year ended March 31, 2003, were $82,889.

As of June 27, 2002, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $240,000, based on the closing price reported on the OTC BB operated by the NASD. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the registrant.

At June 27, 2003, the number of shares outstanding of the Registrant's Common Stock, $0.0001 par value (the only class of voting stock), was 10,100,000.

TABLE OF CONTENTS

PART I

Item 1.  Description of Business                                               1

Item 2. Description of Property                                                4

Item 3. Legal Proceedings                                                      4

Item 4. Submission Of Matters To A Vote Of Security Holders                    4


PART II

Item 5.  Market For Common Equity And Related Stockholder Matters              4

Item 6. Management Discussion And Analysis                                     6

Item 7. Financial Statements                                                  17

Item 8. Changes And Disagreements With Accountants On Accounting And
Financial Disclosure                                                          18

PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons;
Compliance With Section 16(A) Of The Exchange Act                             18

Item 10. Executive Compensation                                               18

Item 11. Security Ownership Of Certain Beneficial Owners And Management      .19

Item 12. Certain Relationships And Related Transactions                       20

Item 13. Exhibits And Reports On Form 8K                                      20

Item 14. Controls and Procedures                                              20




                 [This Space Has Been Intentionally Left Blank]

                                     PART I

Unless we say otherwise, references in this document to "we", "us" or "our" refer to Wizbang Technologies Inc.

FORWARD-LOOKING  STATEMENTS

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB, and specifically in the sections entitled "Description of Business" and "Management's Discussion and Analysis of Financial Condition or Plan of Operation," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "plans," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. These forward-looking statements involve risks and uncertainties, including those statements incorporated by reference into this Form 10-KSB. The actual results that we achieve may differ materially from any forward-looking projections due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-KSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

ITEM  1.  DESCRIPTION  OF  BUSINESS

GENERAL

Wizbang Technologies Inc. was incorporated under the laws of the State of Washington on September 22, 2000. To date, Wizbang Technologies Inc.'s activities have been directed developing its business plan and building sales. Wizbang Technologies Inc. has no full time employees and owns no real estate.
Wizbang Technologies Inc. has commenced commercial operations. During the period covered by this Form 10-KSB, Wizbang Technologies Inc. sold product to two customers. All of Wizbang Technologies Inc.'s revenue and cost of goods sold is attributable to these sales to two customers. Other than the expansion of the territories covered by its exclusive license agreement, there has been no change in Wizbang Technologies Inc.'s operations since filing its registration statement on Form S-1.

PRODUCT  DESCRIPTION

Wizbang Technologies Inc.'s principal asset is a license to distribute various high-tech products that are used to record information transferred from distant sources like aircraft and satellites. The recorders are high speed tape recorders that are capable of recording information relayed by several types of satellites and aircraft. Some of the data that can be recorded include fuel consumption, engine rotation per minute, time, pictures recorded by cameras, load stresses recorded by sensors and the status of various equipment on the craft such as batteries or radar. The recorder operates basically the same as a VCR with all the same play, fast-forward, rewind, record, scheduled operation, and other similar functions. The recorded information is used by developers of aircraft and spacecraft to make informed design decisions during the development process. For example, developers use engine rotation per minute information in conjunction with fuel consumption to make engine design modifications in aircraft. The licensed product line consists of recorders capable of recording at speeds up to 160 Megabits per second and the market for the product is limited to those craft that send information at rates equal to or less than that speed. The recorders are configured for both laboratory and onsite use. Models consist of laboratory, rack mount and portable versions.

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

On June 10, 2002 Wizbang Technologies Inc. amended its license agreement with Reach Technologies Inc. to include an exclusive worldwide license to sell Data recorders in the 41 to 160 Megabits per second range. Under the terms of the agreement Wizbang Technologies Inc. agreed to pay $30,000 in the form of a note payable, due June 30, 2004, to amend the License agreement to include a worldwide exclusive license for the sale of Data recorders in the 41 to 160 Megabits per second range. All other terms in the Licensing Agreement remain the same.

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

BACKGROUND  TO  DEVELOPMENT  OF  THE  PRODUCT

Reach Technologies Inc. began developing its recorder product line in 1993. These recorders are used in satellite ground station development and operations as well as aircraft testing. These products, to be sold by Wizbang Technologies Inc., provide low cost portable data recording and playback to the satellite and aircraft industries. The products do this by relying on high performance personal computers, advanced digital tape and modern hard disk technology, custom hardware developments and innovative ways to provide real-time data handling capabilities to the non real-time Microsoft Windows 2000 environment and in the Windows XP environment. The fastest product is in a range that satisfies the needs of many existing satellite systems.

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

The recorders are designed for recording data at rates from 0 to 160 Mbps. The recorders are used to record and play data. The recorders feature a design that supports the generation, manipulation, and analysis of data. Features, like scheduled operation and flexible Input/Output make the recorder ideal for operational data collection systems and for system development. The recorder is based on the standard Intel PC platform running either Windows 2000 or Windows XP.

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

INDUSTRY  CONDITIONS  AND  COMPETITION

Wizbang Technologies Inc. is currently aware several products that compete directly in its primary target market but is unaware of any other product that uses a standard PC platform running Windows to implement the recorder. It is possible that one of these existing established competitors or another company could develop a similar product that uses a standard PC platform running Windows to implement the recorder to compete directly with Wizbang Technologies Inc.'s product. Wizbang Technologies Inc. may therefore have to compete with a similar product offering in the future. Wizbang Technologies Inc. believes that its current product has a better hardware design and a much superior software design and therefore an overall far superior system design than any existing competitive products and although the product offers low life cycle costs as a result of, reduced maintenance, and no calibration requirements, the marketplace may not conclude that reduced costs are worth not dealing with established companies already in the marketplace. Some of these established competitors like DSPCon Systems, Ampex Data Systems, Heim Data Systems and Sypris Data Systems are large and well capitalized. Wizbang Technologies Inc. cannot quantify the respective market share held by its competitors. Wizbang Technologies Inc. does not know whether the sale of its product will result in profitability for the Company

EMPLOYEES

Wizbang Technologies Inc. currently has no employees. Wizbang Technologies Inc. is currently managed by Mike Frankenberger, its only officer and director and a one third owner in Reach Technologies (the "Licensor"). Wizbang Technologies Inc. looks to Mr. Frankenberger for his entrepreneurial, financial skills and talents. His experience includes working with Reach Technologies Inc. since its inception in 1993. He has extensive financial experience, covering a broad spectrum of businesses. His experience includes working as chief financial officer for an Internet service provider and most recently as the chief financial officer of a small regional telecommunications company.

Management plans to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future. However if employees are hired a portion of any employee compensation likely would include the right to acquire stock in Wizbang Technologies Inc., which would dilute the ownership interest of holders of existing shares of Wizbang Technologies Inc.'s common stock.

GOVERNMENTAL  REGULATION

Government approval of the Company's principal products is not needed. There is no existing or probable government regulation of the business of Wizbang Technologies Inc.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Wizbang Technologies Inc.'s address is Suite 679, 185 - 911 Yates Street Victoria, British Columbia V8V 4Y9, Canada. Wizbang Technologies Inc. currently maintains limited office space, occupied by Mr. Frankenberger, for which it pays no rent. This space is valued at $250.00 per month, which has been charged to operations as donated rent. Wizbang Technologies Inc. believes that this facility is generally suitable and adequate to accommodate its current operations and that such facility is adequately insured.

ITEM  3.  LEGAL  PROCEEDINGS

Wizbang Technologies Inc. is currently not a party to any pending legal proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the year ended 2003, Wizbang Technologies Inc. did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

a)  Market  Information

Wizbang Technologies Inc. common stock commenced trading on the Over-the-Counter Bulletin Board (the "OTC BB") operated by the NASD under the symbol "WZBG.OB" on May 29, 2003. Since no sales of Wizbang Technologies Inc. Common Stock took place on any exchange prior to the 1st quarter of 2004, the high and low closing sales prices for the quarter to date ended June 27, 2004 for Wizbang Technologies Inc. common stock is provided at $0.15 and $0.0425, respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The source of the high and low closing sales price information is YahooFinance and can be found on the YahooFinance web-site.

Wizbang Technologies Inc. securities are subject to the Securities and Exchange Commission's "penny stock" rules. The penny stock rules may affect the ability of owners of Wizbang Technologies Inc. shares to sell them. There may be a limited market for penny stocks due to the regulatory burdens on broker-dealers. In addition the market among dealers may not be active. Investors in penny stocks often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers might be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Wizbang Technologies Inc. securities are also subject to the Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investor" means, in general terms, institutions with assets exceeding $5,000,000 or individuals having net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of the Wizbang Technologies Inc. securities to buy or sell in any market that may develop.

b)  Holders

As of June 27, 2003, there were approximately 50 shareholders of record holding a total of 10,100,000 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2003, Wizbang Technologies Inc. had $10,301 in current assets and $25,128 in current liabilities. Wizbang Technologies Inc. intends to pay the current liabilities out of cash on hand and future sales. Cash decreased by $26,152 during the year for a balance of $9,996 at year-end. Wizbang Technologies Inc. paid $19,140 of notes payable resulting in the $20,974 owing at year-end. Notes payable originally increased during the year by $30,000. This note increase arose when Wizbang Technologies Inc. agreed to pay $30,000 in the form of a note payable to amend its license agreement with Reach Technologies Inc. to include data recorders in the 41 to 160 mega bit per second speed range. This amendment of the license resulted in an increase in license cost to $66,000. After recording amortization of $21,571 during the period, the net license value is $35,185. Wizbang Technologies Inc. increased the scope of its product offering in the expectation of generating future sales from those new products. Sales of this new product line are included in revenue of the period covered by this Form 10-KSB

Revenues were $82,889 for the year compared with $22,900 for the same period last year. Revenues represent sales to two different customers. Two customers accounted for all sales revenue and each represented more than 10% of revenue. Those customers were the Government of China, were the product is being used in a civilian ground station and the National Aeronautics and Space Administration
(NASA). These two customers represented approximately 85% and 15% of sales respectively and 90% and 10% of cost of goods sold respectively. Total cost of goods sold was $71,700 for the year compared with $17,300 for the same period last year. Gross margin was 13.5% compared with 24.5% for the same period last year. The decrease in gross margin % is due to a lower gross margin achieved on the sale of the new licensed product line. Wizbang Technologies Inc.'s future plans include continuing to market the licensed product line. The market for the product includes aircraft and spacecraft manufacturers, both private and government, involved in both military and nonmilitary applications and it is anticipated that these will be the focus of selling efforts. Wizbang Technologies Inc. will begin marketing the product to new target organizations as they are identified.

Total expenses increased $26,299, over the previous year, to $57,995. This net increase was largely due to:

1. an increase in amortization expense of $14,327, resulting from the increased license cost discussed above,
2. an increase in bank charges and interest of $844 due to the increase in notes payable,
3. an increase in communication expenses of $783 associated with filing amended periodic reports,
4. an increase in consulting expenses of $4,503 due to costs associated with the companies Form 211 filing with the National Association of Stock Dealers and amendments to its prior periodic reports, and
5. an increase in professional fees of $5,842, largely associated with an increase in legal fees resulting from Wizbang Technologies Inc.'s form 211 filing with the National Association of Stock Dealers and filing amended periodic reports.

Included in total expenses is $12,000 in consulting fees and $3,000 in rent which was donated by the President of Wizbang Technologies Inc. and therefore did not require cash. On a monthly basis these amounts are consistent with the prior year and increased the donated capital on the balance sheet to $33,750 from $18,750 the year before.

Net loss for the fiscal year ended March 31, 2003 was $46,806 as compared with $26,096 during the previous fiscal year. Although expenditures with respect to filing amended periodic reports and seeking a stock exchange listing are not expected to occur in the future and sales are expected to increase, Wizbang Technologies Inc. does expect to incur losses over the next several years. Wizbang Technologies Inc. is starting to grow and it is expected that the company will spend more on selling and marketing, specifically travel and wage expenses which are expected to increase significantly with respect to sales. In the long term it is expected that any increase in sales will outpace increases in expenses. Wizbang Technologies Inc. believes that the factors that will make it profitable  are  as  follows:

1. A strong sales effort including, creating awareness at trade shows and ensuring new customer satisfaction through after sales follow up,
2.   Responding  quickly and professionally to potential customer enquiries, and
3. Minimizing expenses by maintaining minimal overhead and strong control over expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

Wizbang Technologies Inc. does expect the $9,996 in cash on hand to satisfy its cash requirements over the next 12 months. Wizbang Technologies Inc. plans to generate sufficient cash flow from sales to support long term continued operations. If sales are insufficient in the long term, then Wizbang Technologies Inc. may need additional capital to carry out its business plan.

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

CRITICAL  ACCOUNTING  POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where significant estimates have been applied include the value of donated services and recoverability of license costs. Actual results could differ from those estimates.

The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our financial statements. The SEC considers an entity's most critical accounting policies to be those policies that are both most important to the portrayal of a company's financial condition and results of operations, and those that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our financial statements:

Recoverability of license costs since commercial have recently commenced and operations and future profitability will determine if the license cost is recoverable; a judgment must be made with respect to its recoverability. Value of donated services represents a significant expense of the company that does not use cash. It is not based on an any contract and therefore requires an estimate.

RECENT  ACCOUNTING  PRONOUNCEMENTS

The following is disclosure regarding recent accounting pronouncements and their effect or potential effect on Wizbang Technologies Inc.'s financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation.

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

FASB has also issued SFAS No. 145, 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

OUTLOOK:  ISSUES  AND  UNCERTAINTIES

Shareholders and prospective purchasers of our common stock should carefully consider the following risk factors in addition to the other information appearing in this Form 10-KSB and our other filings with the Securities and Exchange Commission.

BUSINESS  RISKS
---------------

WE ARE A START UP COMPANY THAT HAS RECENTLY COMMENCED COMMERCIAL OPERATIONS AND THEREFORE DO NOT HAVE THE EXPERIENCE TO PREDICT WHETHER WE WILL GENERATE REVENUE IN THE FUTURE

We are start up company. As a result, our business model is still in an evolving stage. Since we have only recently commenced commercial operations, we do not have the benefit of the many years of experience that some other companies have and can use to modify their business plans and optimize their business strategies. Our ability to generate revenue and income is unproven.

THE SUCCESS OF OUR BUSINESS DEPENDS UPON OBTAINING SUFFICIENT CUSTOMERS FOR THE RECORDING TECHNOLOGY APPLICATION WITHIN A REASONABLE PERIOD OF TIME.

Failure to obtain sufficient customers for the recording technology application would prevent us from implementing our business plan, and could cause our stock to be worthless. Wizbang Technologies Inc.'s products compete against those of other established companies, some of which have greater financial, marketing and other resources than those of Wizbang Technologies Inc. These competitors may be able to institute and sustain price wars, or develop products that could perform similar to or better than the Reach Technologies Inc. licensed product line, resulting in a reduction of Wizbang Technologies Inc.'s share of the market and limiting or eliminating the profitability. In addition, there are no significant barriers to new competitors entering the market place.

INCREASES IN THE REACH TECHNOLOGIES INC. LICENSED PRODUCT LINE PRICES COULD DESTROY WIZBANG TECHNOLOGIES INC.'S POTENTIAL FOR FUTURE PROFITABILITY

Any material price increases by Reach Technologies Inc. could decrease or eliminate Wizbang Technologies Inc.'s potential profitability. Reach Technologies Inc. has the right to increase the Reach Technologies Inc. licensed product line prices on 30 days notice.

INTERRUPTIONS TO WIZBANG TECHNOLOGIES INC.'S ARRANGEMENTS WITH ITS SUPPLIER MAY HAVE AN ADVERSE EFFECT ON ITS ABILITY TO OPERATE

If Wizbang Technologies Inc.'s supplier were to become bankrupt, Wizbang Technologies Inc. would lose access to its manufacturing source, and its license would become meaningless. Any termination or impairment of Wizbang Technologies Inc.'s license rights and access to products would prevent Wizbang Technologies Inc. from implementing its business plan, thereby limiting its profitability and decreasing the value of its stock.

WIZBANG TECHNOLOGIES INC. MAY NOT BE ABLE TO RAISE ADDITIONAL FINANCING IF NEEDED FOR ITS BUSINESS AND IN THE EVENT OF A BANKRUPTCY SHAREHOLDERS COULD LOSE THEIR ENTIRE INVESTMENT

Wizbang Technologies Inc.'s ultimate success may depend on its ability to raise additional capital. Failure to raise the necessary funds in a timely fashion will severely limit Wizbang Technologies Inc.'s operations and it would be unable to implement its business plan. If Wizbang Technologies Inc. raises additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of its common stock and its stockholders may experience additional dilution. In the event of a bankruptcy in either case, shareholders could loose their entire investments as a result of the senior preferences or privileges. No commitments to provide additional funds have been made by management or other shareholders. Wizbang Technologies Inc. has not investigated the availability, source or terms that might govern the acquisition of additional financing. When additional capital is needed, Wizbang Technologies Inc. may not be able to source funds that can be obtained on terms acceptable to it.

WIZBANG TECHNOLOGIES INC.'S AUDITORS HAVE EXPRESSED THAT THERE IS SUBSTANTIAL DOUBT REGARDING WIZBANG TECHNOLOGIES INC.'S ABILITY TO CONTINUE AS A GOING CONCERN AND THEREFORE INVESTORS COULD LOOSE THEIR ENTIRE INVESTMENT.

Wizbang Technologies Inc.'s auditors have expressed that there is substantial doubt regarding the Company's ability to continue as a going concern. Wizbang Technologies Inc. has not generated significant revenues since inception and has only just commenced principal operations. The ability of Wizbang Technologies Inc. to achieve success with respect to its planned principal business activity is dependent upon its successful efforts to attain profitable operations. Wizbang Technologies Inc. may not be able to sell any of its products at a profit sufficient to cover operating expenses. There is therefore substantial doubt regarding Wizbang Technologies Inc.'s ability to continue as a going concern.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY, WHICH COULD INCREASE THE VOLATILITY OF OUR STOCK PRICE.

We are a start up company. For this reason, you should not rely on period-to-period comparisons of our financial results as indications of future results. Our future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of our common stock. Fluctuations in our operating results could increase the volatility of our stock price.

WE ARE DEPENDEND ON MR. FRANKENBERGER WHO HAS LITTLE MARKETING EXPERIENCE WHICH COULD RESULT IN DELAYS OR BUSINESS FAILURE

Because of lack of marketing experience, Wizbang Technologies Inc. may overestimate the marketability of the Reach Technologies Inc. licensed product line and may underestimate the costs and difficulties associated with selling and distributing the Reach Technologies Inc. licensed product line. Any such unanticipated costs or difficulties could prevent Wizbang Technologies Inc. from implementing its business plan, thereby limiting its profitability and decreasing the value of its stock. Mr. Frankenberger has no experience in implementing an extensive sales campaign for the Reach Technologies Inc. licensed product line. Mr. Frankenberger is not a sales or marketing professional by trade.

SHAREHOLDERS MUST RELY ON MR. FRANKENBERGER'S ABILITIES FOR ALL DECISIONS AS HE CONTROLS THE MAJORITY OF THE STOCK. WIZBANG TECHNOLOGIES INC. HAS NO EMPLOYMENT AGREEMENT WITH MR. FRANKENBERGER AND HE SPENDS ONLY PART-TIME ON ITS BUSINESS. HIS LEAVING MAY ADVERSELY AFFECT WIZBANG TECHNOLOGIES INC.'S ABILITY TO OPERATE

Mr. Frankenberger is serving as Wizbang Technologies Inc.'s sole officer and director. Wizbang Technologies Inc. Will be heavily dependent upon mr. Frankenberger's entrepreneurial skills and experience to implement its business plan and may, from time to time, find that his inability to devote full time and attention to its affairs will result in delay(s) in progress towards the implementation of its business plan or in a failure to implement its business plan. Moreover, Wizbang Technologies Inc. does not have an employment agreement with Mr. Frankenberger and as a result, he may not continue to manage its affairs in the future. Nor has Wizbang Technologies Inc. obtained a key man life insurance policy on Mr. Frankenberger. Wizbang Technologies Inc. could lose the services of Mr. Frankenberger, or Mr. Frankenberger could decide to join a competitor or otherwise compete directly or indirectly with Wizbang Technologies Inc., which would have a significant adverse effect on its business and could cause the price of its stock to be worthless. The services of Mr. Frankenberger would be difficult to replace.

IF WIZBANG TECHNOLOGIES INC. DOES NOT BECOME PROFITABLE, IT MAY BE UNABLE TO RENEW ITS REACH TECHNOLOGIES INC. LICENSE, WHICH WOULD ELIMINATE ITS SOLE PRODUCT LINE

If Wizbang Technologies Inc. does not become profitable; it may be unable to maintain its Reach Technologies Inc. License, which would eliminate its sole product line. If Wizbang Technologies Inc. does achieve profitability, it cannot be certain that it will sustain or increase it. An investor in Wizbang Technologies Inc.'s common stock must consider the risks and difficulties frequently encountered by start up companies in new and rapidly evolving markets. Wizbang Technologies Inc.'s ability to achieve and then sustain favorable operating results will depend on a number of factors, including costs related to:
-     identifying  prospective  purchasers,
-     marketing  to  prospective  purchasers,  and
-     initial  product  discounts,  if  any.

SIGNIFICANT INCREASES IN OPERATION EXPENDITURES MAY PREVENT WIZBANG TECHNOLOGIES INC. FROM ACHIEVING PROFITABILITY AND COULD RESULT IN BUSINESS FAILURE

Wizbang Technologies Inc. expects to significantly increase its operating expenses in order to market and distribute the Reach Technologies Inc. licensed product line. In addition, Reach Technologies Inc. has the right to increase its prices to Wizbang Technologies Inc. on 30 days notice. As a result it may not generate enough revenue to achieve profitability.

INVESTMENT  RISK

THE  PRICE  OF  OUR  STOCK  IS  EXPECTED  TO  BE  HIGHLY  VOLATILE

The market price of our common stock has fluctuated significantly in the short time it has been traded, and is likely to continue to be highly volatile. To date, the trading volume in our stock has been relatively low and significant price fluctuations can occur as a result. If the low trading volumes experienced to date continue, such fluctuations could occur in the future. We cannot provide assurance that the sale price of our common stock will not fluctuate or decline significantly in the future. Investors may therefore have difficulty selling their shares. In addition, the U.S. equity markets have from time to time experienced significant price and volume fluctuations. These broad market fluctuations may materially adversely affect the market price of our common stock in the future. Such fluctuations and variations may be the result of changes in our business or prospects, announcements of technological innovations and new products by competitors, our competitors or us entering into new contractual relationships with the strategic partners, proposed acquisitions by us or our competitors, financial results that fail to meet public market analyst expectations of performance, regulatory considerations and general market and economic conditions in the U.S. and throughout the world.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF WIZBANG TECHNOLOGIES INC. STOCK DUE TO THE WAY IN WHICH STOCK TRADES ARE HANDLED BY BROKER-DEALERS

Because of large broker-dealer spreads, investors may be unable to sell the stock immediately back to the broker-dealer at the same price the broker-dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. The market among broker-dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark ups or commissions charged by the broker-dealers may be greater than any profit a seller may make.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF WIZBANG TECHNOLOGIES INC. STOCK DUE TO STATE BLUE SKY LAWS

Because Wizbang Technologies Inc.'s securities have not been registered for resale under the blue sky laws of any state, the holders of such shares and those persons desiring to purchase them should be aware that there may be significant state blue sky law restrictions on the ability of investors to sell and on purchasers to buy Wizbang Technologies Inc.'s securities. Investors may be unable to sell their stock in Wizbang Technologies Inc. Accordingly, investors should consider the secondary market for Wizbang Technologies Inc.'s securities to be a limited one. Investors may be unable to resell their stock without the significant expense of state registration or qualification.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF WIZBANG TECHNOLOGIES INC. STOCK DUE TO FEDERAL PENNY STOCK REGULATIONS

Because Wizbang Technologies Inc.'s securities constitute "penny stock" within the meaning of the rules. It may affect the ability of owners of Wizbang Technologies Inc.'s shares to resell their securities . The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6,
15g-7, and 15g-9 under the Securities and Exchange Act of 1934. The rules require broker-dealers to make certain disclosures regarding penny stocks to potential buyers, and make a determination based upon information provided by the potential buyer about such buyer's suitability for investing in penny stocks. Because Wizbang Technologies Inc.'s securities will constitute "penny stock" within the meaning of the rules, the rules would apply to Wizbang Technologies Inc. and its securities and there may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers.

WIZBANG TECHNOLOGIES INC. MAY DILUTE EXISTING SHAREHOLDERS BY COMPENSATING SERVICE PROVIDERS BY ISSUING STOCK

Wizbang Technologies Inc. might seek to compensate providers of services by issuance of stock in lieu of cash. Any such stock issuance would dilute ownership interests of shareholders. For example, it is possible that Wizbang Technologies Inc. would grant stock to compensate its marketing and sales personnel with stock options. Irrespective of whether Wizbang Technologies Inc.'s cash assets prove to be inadequate to meet its operational needs, Wizbang Technologies Inc. might seek to compensate providers of services by issuance of stock in lieu of cash, which again would dilute ownership interests of shareholders.

ONE EXISTING SHAREHOLDER OWNS A SIGNIFICANT NUMBER OF SHARES AND HIS INTERESTS MAY DIFFER FROM OTHER SHAREHOLDERS.

Our sole director and executive officer currently beneficially owns approximately 84.2% of the outstanding shares of our common equity. See "Item
11, Security Ownership of Certain Beneficial Owners and Management". Accordingly, he may exercise control over the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of Wizbang Technologies Inc.'s assets. His interests may differ from the interests of the other shareholders, which could result in investors not being able to realize the full value of their stock in the event of a proposed transaction rejected by the control group.

WIZBANG TECHNOLOGIES INC. MAY CONSIDER BUSINESS COMBINATIONS RESULTING IN A POSSIBLE CHANGE IN BUSINESS NOT CONSIDERED BY OTHER SHAREHOLDERS

Wizbang Technologies Inc. may make investments in or acquire complementary products, technologies and businesses, or a business completely unrelated to Wizbang Technologies Inc.'s current business plan. Acquisition of a completely unrelated business would result in a change of business not contemplated by existing shareholders. Wizbang Technologies Inc. may consider a future financing or business combination that, because of the size of the related stock issuance, would result in a majority of the voting power being transferred to the investor(s). The result could be that new shareholder(s) would control Wizbang Technologies Inc. and persons unknown could replace Wizbang Technologies Inc.'s management. It is uncertain whether any such replacements would continue to implement Wizbang Technologies Inc.'s current business plan and in any event may result in a new management team not considered by existing shareholders. In such case, an investor could not only lose its entire investment, but could lose its entire investment on a business decision it did not get to evaluate at the time of investing in Wizbang Technologies Inc.

WIZBANG TECHNOLOGIES INC.'S SIGNIFICANT SHAREHOLDER COULD SELL HIS CONTROL BLOCK TO AN OUTSIDE PARTY RESULTING IN A POSSIBLE CHANGE IN BUSINESS NOT CONSIDERED BY OTHER SHAREHOLDERS

Wizbang Technologies Inc.'s significant shareholder, Mike Frankenberger, could sell his control block to an outside party resulting in a majority of the voting power being transferred to the purchaser(s). The result could be that new shareholder(s) would control Wizbang Technologies Inc. and persons unknown could replace Wizbang Technologies Inc.'s management. It is uncertain whether any such replacements would continue to implement Wizbang Technologies Inc.'s current business plan.

POTENTIAL BUSINESS COMBINATIONS COULD BE DIFFICULT TO INTEGRATE AND DISRUPT BUSINESS.

If Wizbang Technologies Inc. acquires a company; it could face difficulties in assimilating that company's personnel and operations. Acquisitions also involve the need for integration into existing administration, services marketing, and support efforts. These acquisitions and investments could disrupt its ongoing business, distract management and employees and increase its expenses. Wizbang Technologies Inc. cannot predict the extent to which its liquidity and capital resources will be diminished prior to consummation of a business combination or whether its capital will be further depleted by the operation losses (if any) of a business entity that is acquired. In addition, the key personnel of the acquired company may decide not to work for Wizbang Technologies Inc. Any amortization of goodwill or other assets, or other charges resulting from the costs of these acquisitions, could increase Wizbang Technologies Inc.'s operating costs.

CONFLICTS OF INTEREST BETWEEN WIZBANG TECHNOLOGIES INC.'S SIGNIFICANT SHAREHOLDER AND THE COMPANY COULD RESULT IN ADVERSE TREATMENT

Mike Frankenberger, Wizbang Technologies Inc's majority shareholder is a one-third owner in Reach Technologies, the licensor of the technology, which forms the basis of Wizbang Technologies Inc's business plan. As a result, Mr. Frankenberger has a potential conflict of interest between his investment and role in Wizbang Technologies Inc. and his investment in Reach Technologies, which may result in Mr. Frankenberger making decisions which may be more favorable to Reach Technologies than to Wizbang Technologies Inc. There is no procedure in place, which would allow Mr. Frankenberger to resolve potential conflicts in an arms-length fashion. Any adverse decisions could limit or eliminate Wizbang Technologies Inc.'s profitability.

LIMITED LIABILITY OF OUR EXECUTIVE OFFICERS AND DIRECTORS MAY DISCOURAGE SHAREHOLDERS FROM BRINGING A LAWSUIT AGAINST THEM.

Our Articles of Incorporation contain provisions that limit the liability of our directors for monetary damages and provide for indemnification of our officers and directors. These provisions may discourage shareholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited the shareholders. In addition, a shareholder's investment in Wizbang Technologies Inc. may be adversely affected to the extent that costs of settlement and damage awards against officers or directors are paid by Wizbang Technologies Inc. pursuant to the indemnification provisions of the articles of incorporation. The impact on a shareholder's investment in terms of the cost of defending a lawsuit may deter the shareholder from bringing suit against one of our officers or directors. We have been advised that the SEC takes the position that these provisions do not affect the liability of any director under applicable federal and state securities laws.

ITEM  7.  FINANCIAL  STATEMENTS


Wizbang Technologies, Inc.


Index


Independent Auditors' Report. . .  F-1

Balance Sheets. . . . . . . . . .  F-2

Statements of Operations. . . . .  F-3

Statements of Cash Flows. . . . .  F-4

Statement of Stockholders' Equity  F-5

Notes to the Financial Statements  F-6


















                 [This Space Has Been Intentionally Left Blank]

                               [GRAPHIC  OMITED]



                               [GRAPHIC  OMITED]







                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Wizbang Technologies, Inc.


We have audited the accompanying balance sheets of Wizbang Technologies, Inc. as of March 31, 2003 and 2002 and the related statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Wizbang Technologies, Inc., as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not attained profitable operations since inception and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  "Manning  Elliott"


CHARTERED  ACCOUNTANTS
Vancouver,  Canada
June  17,  2003



Wizbang Technologies Inc.
Balance Sheets
(Expressed in U.S. Dollars)                                     March 31,   March 31,
                                                                     2003        2002
                                                                        $           $
ASSETS

Current Assets
Cash                                                                9,996      36,148
Prepaid expenses                                                      305         750
-------------------------------------------------------------------------------------

Total Current Assets                                               10,301      36,898
-------------------------------------------------------------------------------------

Product License (Note 3)
Cost                                                               66,000      36,000
Accumulated Amortization                                          (30,815)     (9,244)
-------------------------------------------------------------------------------------

Net                                                                35,185      26,756
-------------------------------------------------------------------------------------

Total Assets                                                       45,486      63,654
=====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Liabilities                                                 4,154       1,376
Notes Payable (Note 3)                                             20,974      10,114
-------------------------------------------------------------------------------------

Total Liabilities                                                  25,128      11,490
-------------------------------------------------------------------------------------

Contingencies and Commitments (Notes 1 and 3)

STOCKHOLDERS' EQUITY
Preferred stock: 20,000,000 preferred shares authorized with
par value $.0001; none issued                                           -           -
Common stock:100,000,000 common shares authorized with
par value $.0001; 10,100,000 issued and outstanding                 1,010       1,010
Additional paid in capital                                         74,990      74,990
Donated capital (Note 4(a))                                        33,750      18,750
-------------------------------------------------------------------------------------

                                                                  109,750      94,750
-------------------------------------------------------------------------------------

Deficit                                                           (89,392)    (42,586)
-------------------------------------------------------------------------------------

Total Stockholders' Equity                                         20,358      52,164
-------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                         45,486      63,654
=====================================================================================



(The  accompanying  notes  are  an  integral  part of the financial statements)
                                      F-2




Wizbang Technologies Inc.
Statement Of Operations
(Expressed in U.S. Dollars)
                                                 Year Ended
                                                  March 31,
                                             2003         2002
                                                $            $

Revenues                                   82,889       22,900

Cost of sales                              71,700       17,300
--------------------------------------------------------------

Gross Margin                               11,189        5,600
--------------------------------------------------------------

Operating Expenses
Amortization                               21,571        7,244
Bank charges and Interest                   1,495          651
Communication                               4,042        3,259
Consulting (Note 4(a))                     17,644       13,141
Professional Fees                          10,243        4,401
Rent (Note 4(a))                            3,000        3,000
--------------------------------------------------------------

Total Operating Expenses                   57,995       31,696
--------------------------------------------------------------

Operating Income (Loss)                   (46,806)     (26,096)

Interest income                                 -          536
--------------------------------------------------------------

Net Loss                                  (46,806)     (25,560)
===============================================================

Net Loss Per Share - Basic                  (0.01)       (0.01)
===============================================================

Weighted Average Shares Outstanding    10,100,000   10,100,000
===============================================================


(Diluted loss per share has not been presented as the result is anti-dilutive).





(The  accompanying  notes  are  an  integral  part of the financial statements)
                                      F-3




Wizbang Technologies Inc.
Statement Of Cash Flows
(Expressed in U.S. Dollars)
                                                             Year Ended
                                                              March 31,
                                                            2003      2002
                                                               $         $
Cash Flows From Operating Activities
Net loss                                                 (46,806)  (25,560)

Adjustments to reconcile net loss to net cash used
by operating activities:
Amortization                                              21,571     7,244
Donated consulting services                               12,000     9,000
Donated rent                                               3,000     2,250

Change in operating assets and liabilities
Prepaid expenses                                             445      (750)
Accrued liabilities                                        2,778       376
---------------------------------------------------------------------------

Net Cash (Used In) Operating Activities                   (7,012)   (7,440)
---------------------------------------------------------------------------

Cash Flows From Financing Activities
Repayment of notes payable                               (19,140)   (9,886)
---------------------------------------------------------------------------

Net Cash Flows (Used In) Financing Activities            (19,140)   (9,886)
---------------------------------------------------------------------------

Decrease In Cash                                         (26,152)  (17,326)

Cash, Beginning of Period                                 36,148    53,474
---------------------------------------------------------------------------

Cash, End of Period                                        9,996    36,148
===========================================================================

Non-Cash Financing Activities
Notes payable issued to purchase license (Note 3)         30,000    20,000
===========================================================================

Supplemental Disclosures
Interest paid                                                  -         -
Income taxes paid                                              -         -
===========================================================================






(The  accompanying  notes  are  an  integral  part of the financial statements)
                                      F-4



Wizbang Technologies Inc.
----------------------------------
Statement Of Stockholders' Equity
(Expressed in U.S. Dollars)


                                                           Additional                           Total
                                                            Paid-in        Donated         Shareholders
                                    Shares       Amount     Capital        Capital   Deficit    Equity
                                    #            $          $              $         $          $

Balance - March 31, 2001            10,100,000      1,010          74,990     7,500   (17,026)   66,474

Value of rent donated
by related party                                                              2,250              2,250

Value of services donated
by related party                                                              9,000              9,000

Net loss for the period                                                               (25,560) (25,560)
-------------------------------------------------------------------------------------------------------

Balance - March 31, 2002            10,100,000      1,010          74,990    18,750   (42,586)   52,164

Value of rent donated
by related party                                                              3,000              3,000

Value of services donated
by related party                                                             12,000             12,000

Net loss for the period                                                               (46,806) (46,806)
-------------------------------------------------------------------------------------------------------

Balance - March 31, 2003            10,100,000      1,010          74,990    33,750   (89,392)   20,358
=======================================================================================================












(The  accompanying  notes  are  an  integral  part of the financial statements)
                                      F-5

Wizbang  Technologies  Inc.
Notes  to  the  Financial  Statements
(Expressed  in  US  Dollars)


1.     Company  Background

The Company was incorporated in the State of Washington on September 22, 2000. On this date the Company entered into a licensing agreement with Reach Technologies, Inc., a Canadian Corporation. The license agreement allows the Company to sell a Digital Data Recorder product line in the north central United States. The Company's principal business plan is to seek immediate earnings by exploiting the license agreement with Reach Technologies, Inc.

The Company emerged from being a development stage company during the fiscal year ended March 31, 2003. In a development stage company, management devoted most of its activities to establishing the business. During the current year, planned principal activities commenced and generated significant revenue however the Company has a deficit of $89,392 at March 31, 2003 and a working capital deficiency at March 31, 2003 of $14,827. The Company plans to generate sufficient cash flows from sales to meet its long-term requirements. Existing cash and cash flows from sales are expected to provide working capital, however, if future sales are insufficient, the Company may need additional financing to carry out its business plan. In the event that the Company requires additional financing, no commitments to provide additional funds have been made by management or shareholders. Accordingly, there can be no assurance that any additional funds will be available and on terms acceptable to the Company. There is substantial doubt regarding the Company's ability to continue as a going concern.

2.     Summary  of  Significant  Accounting  Principles

a)     Year  End

The  Company's  fiscal  year  end  is  March  31.

b)     Cash  and  Cash  Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

c)     Intangible  Assets

Intangible assets consist of product license, which is amortized on a straight-line basis over four years. The carrying value of the license is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application. Where an impairment loss has been determined the carrying amount is reduced to net realizable value.

d)     Use  of  Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where significant estimates have been applied include the value of donated services and recoverability of license costs. Actual results could differ from those estimates.

Wizbang  Technologies  Inc.
Notes  to  the  Financial  Statements
(Expressed  in  US  Dollars)

2.     Summary  of  Significant  Accounting  Principles  (continued)

e)     Basic  and  Diluted  Net  Income  (Loss)  Per  Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share
(EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

     f)     Revenue  Recognition

The Company recognizes revenue from sales of Digitial Data Recorders when goods have been shipped and title has passed to the customer. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

The Company follows the guidance pursuant to Emerging Issues Task Force (EITF) No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The Company records revenue on a gross basis representing the amount that has been billed to a customer. The Company has the risks and rewards of ownership including the risk of loss for collection, delivery and returns. Also the Company has latitude in establishing product pricing above a specific minimum price and bears all credit risk in the event collection is not made from a customer.

g)     Comprehensive  Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h)     Concentrations
Financial instruments consist of cash and equivalents, accrued liabilities and note payable. The fair values of these financial instruments were estimated to approximate their carrying values due to their immediate or short-term maturity. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash that is maintained in a US dollar account with a major financial institution in Canada.

The Company's products are sold to aircraft and spacecraft manufacturers both in government and the private sector. For the fiscal year ended March 31, 2003 revenues represented sales to two different customers. Two customers accounted for all sales revenue and each represented more than 10% of revenue. Those customers were the Government of China, were the product is being used in a civilian ground station and the National Aeronautics and Space Administration
(NASA). These two customers represented approximately 85% and 15% of sales respectively and 90% and 10% of cost of sales respectively.
                                       F-7

Wizbang  Technologies  Inc.
Notes  to  the  Financial  Statements
Expressed  in  US  Dollars)

2.     Summary  of  Significant  Accounting  Principles  (continued)

h)     Concentrations  (continued)

The Company currently relies on a single supplier of goods that are resold by the Company. The Company currently has no alternative supplier and may not be able to locate such a source. The inability of this supplier to fulfill supply requirements would materially impact future operating results.

i)     Recent  Accounting  Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation.

In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position was not material.

FASB has also issued SFAS No. 145, 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.
                                       F-8

Wizbang  Technologies  Inc.
Notes  to  the  Financial  Statements
(Expressed  in  US  Dollars)


     j)     Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

3.     Product  License

The Company acquired a product license to market and sell a Digital Data Recorder product line from Reach Technologies, Inc. ("Reach") in the states of North Dakota, South Dakota, Nebraska, Kansas, Montana, Wyoming, and Colorado. The licensed product consists of 0 to 40 Megabit per second Bit Error Rate Testers that are configured for laboratory and onsite use. Models consist of laboratory, rack mount and portable versions. The licensor maintains the right to set the minimum price of the licensed products. The license was acquired on September 22, 2000 and has a four-year term. The license was purchased by the Company for $16,000 cash from Reach, which is one-third owned by the President of the Company and two-thirds owned by arms-length parties. Reach manufactures all of the products that the Company sells. Under the terms of the License Agreement, the Company purchases products from Reach for resale.

On  October  31,  2001  the  Company agreed to pay $20,000 in the form of a note payable, due October 31, 2003, to amend the License Agreement to include a worldwide exclusive license, except in the states of Virginia, West Virginia, Maryland, Pennsylvania, New York, Connecticut, Massachusetts, New Hampshire, Maine, Ohio, Kentucky, Tennessee and the District of Columbia where the license will be non-exclusive. The Company repaid the note payable in full and incurred interest expense of $416 for the year ended March 31, 2002

On June 10, 2002 the Company agreed to pay $30,000 in the form of a note payable, due June 30, 2004, to amend the License Agreement to include a worldwide exclusive license for data recorders in the 41 to 160 mega bit per second range. Interest accrues on the unpaid principal amount of $20,974 at a rate of 7% per annum and matures June 30, 2004 and is due on demand in the event of termination for cause, which includes breach of the agreement; the bankruptcy or insolvency of Wizbang Technologies Inc.; or the conviction of Wizbang Technologies Inc., its officers or directors, of any crime involving moral turpitude. For the year ended March 31, 2003, the Company incurred interest expense of $1,777.

The amortization of the license for the remainder of the license agreement is as follows:


                               $
-------------------------------------
2004                           23,714
2005                           11,857
-------------------------------------

                               35,571
-------------------------------------

Wizbang  Technologies  Inc.
Notes  to  the  Financial  Statements
(Expressed  in  US  Dollars)

4.     Related  Party  Transactions/Balances

a) A Company controlled by the President of the Company donated services valued at $12,000 (2002 - $9,000) and rent valued at $3,000 (2002 - $2,250).
These amounts were charged to operations and classified as "donated capital" in stockholders' equity.

b) Consulting fees of $Nil (2002 - $644) were paid to the President of the Company.

c) The Company's President and controlling shareholder is also a one third shareholder in Reach Technologies, Inc. ("Reach"). The two other shareholders of Reach are not related to the Company. Under the terms of the license agreement with Reach, which was negotiated at arms length, the Company acquires products from Reach for sale to unrelated third parties. The Company made purchases of $71,700 (2002- $17,300) from Reach during the year ended March 31, 2003.

5.     Income  Taxes

The Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating loss carry forwards. Potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating loss carry forwards in future years.

The Company has net operating loss carry forwards of $55,683 to offset future years taxable income expiring in fiscal 2015 through 2017.

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:


                            2003     2002
                          $        $

Net Operating Losses .    33,583   14,600
Statutory Tax Rate . .        34%      34%
Effective Tax Rate . .         -        -
Deferred Tax Asset . .    11,418    4,964
Valuation Allowance. .   (11,418)  (4,964)
------------------------------------------

Net Deferred Tax Asset         -        -
------------------------------------------


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Wizbang Technologies Inc. has had no changes in or disagreements with its independent auditors on any matter of accounting principles or practices or financial statement disclosure.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Wizbang Technologies Inc's directors hold office until the annual meeting of shareholders next held after their election. The Officers and Directors of Wizbang Technologies Inc as of June 27, 2003 are as follows:

Name                            Age    Position
--------------------            ---    -------------------------

Mike  Frankenberber             40     President,  and  Director


Mr. Frankenberger became a director and officer of Wizbang Technologies Inc. in September 2000. In 1987, Mr. Frankenberger graduated from the University of British Columbia with a degree in accounting and management information systems. Mr. Frankenberger qualified as a Chartered Accountant in 1990. During the past eight years, Mr. Frankenberger has worked with Reach Technologies Inc. as a Director and Chief Financial Officer. While initially working with Reach
Technologies, Inc., Mr. Frankenberger worked for two years as Chief Financial Officer of Axion Internet, an Internet service provider. Mr. Frankenberger also worked for two years as Chief Financial Officer with Starcom Inc., a regional telecommunications company. Mr. Frankenberger devotes approximately 40% of his time to Reach Technologies, Inc.

ITEM  10.  EXECUTIVE  COMPENSATION

The following table provides summary information for the fiscal years 2001, 2002, and 2003 concerning cash and noncash compensation paid or accrued by Wizbang Technologies Inc. to or on behalf of the president and any other employee(s) to receive compensation in excess of $100,000.




                                                  SUMMARY COMPENSATION TABLE
                                                                              Long Term Compensation
                                           Annual Compensation                     Awards       Payouts
                                       ------------------------------    ------------------    ------
                                                                 Other            Securities
                                                                 Annual Restricted  Under-
Name and                                                         compen-   Stock    Lying        LTIP     All Other
Principal                             Salary       Bonus         sation    Awards   Options/    Payouts   Compen-
Position                    Year      ($)         ($)            ($)       ($)      SARs (#)    ($)       sation ($)
Mike
Frankenberger
President,                  2001             -         -              -         -       -           -    $    6,000*
Secretary, and              2002  $      4,141         -              -         -       -           -    $    9,000*
Director                    2003             -         -              -         -       -           -    $   12,000*



*This is a non cash item and accounted for as donated capital in the financial statements

Compensation  of  Directors

There is no plan in place at this time for Wizbang Technologies Inc.'s directors to be compensated.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of Wizbang Technologies Inc. as of March 31, 2003, by each shareholder who is known by Wizbang Technologies Inc. to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.


Title Of Class            Name And Address Of   Amount And Nature
                          Beneficial Owner      Of Beneficial Owner  Percent Of Class
------------------------  --------------------  -------------------  -----------------
Common Stock              Mike Frankenberger            8,5000,000              84.2%
                          Suite 679, 185 -
                          911 Yates Street
                          Victoria, British
                          Columbia V6X 2T1,
                          CANADA
------------------------  --------------------  -------------------  -----------------
Common Stock              All Executive                  8,500,000              84.2%
                          Officers and Directors
                          as a Group (1)
------------------------  --------------------  -------------------  -----------------

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


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8K

1. Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 13 of this Form 10-KSB, which is incorporated herein by reference.
2. Wizbang Technologies Inc filed a Form 8-K with respect to an amendment to its license agreement as discussed in Item 6 of this form 10-KSB.

ITEM  14.  CONTROLS  AND  PROCEDURES

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

ITEM  2.  DESCRIPTION  OF  EXHIBITS
INDEX  TO  EXHIBITS



INDEX TO EXHIBITS

Exhibit. . . . . .  Page
No.. . . . . . . .  No.   Description
------------------  ----  --------------------------------------------------------------------------------
                          Articles Of Incorporation Of Wizbang Technologies Inc. (Incorporated by
3(a)(i). . . . . .     *  reference filed with the Company's Form S-1 on May 24, 2001 ).
------------------  ----  --------------------------------------------------------------------------------
                          By-laws Of Wizbang Technologies Inc. (Incorporated by reference filed with
3(a)(ii) . . . . .     *  the Company's Form S-1 on May 24, 2001 ).
------------------  ----  --------------------------------------------------------------------------------
                          Specimen Share of Common Stock (Incorporated by reference filed with the
4. . . . . . . . .     *  Company's Form S-1 on May 24, 2001 ).
------------------  ----  --------------------------------------------------------------------------------
                          Agreement Between Wizbang Technologies Inc. And Reach Technologies Inc
                          Dated September 22, 2000 for the right to distribute the Reach Technologies
                          Inc. licensed product line. (Incorporated by reference filed with the Company's
10.1 . . . . . . .     *  Form S-1 on May 24, 2001 )
------------------  ----  --------------------------------------------------------------------------------
                          Subscription Agreement and Investment Letter re: Bolina Investments Limited
10.2 . . . . . . .     *  (Incorporated by reference filed with the Company's Form S-1 on May 24, 2001 ).
------------------  ----  --------------------------------------------------------------------------------
                          Subscription Agreement and Investment Letter re: Decuma Corporation
10.3 . . . . . . .     *  (Incorporated by reference filed with the Company's Form S-1 on May 24, 2001 ).
------------------  ----  --------------------------------------------------------------------------------
                          Subscription Agreement and Investment Letter re: Clavie Corporation
10.4 . . . . . . .     *  (Incorporated by reference filed with the Company's Form S-1 on May 24, 2001 ).
------------------  ----  --------------------------------------------------------------------------------
                          Subscription Agreement and Investment Letter re: OPUS 1 Corporation
                          (Incorporated by reference filed with the Company's Form S-1 on May 24,
10.5 . . . . . . .     *  2001 ).
------------------  ----  --------------------------------------------------------------------------------
                          Agreement Between Wizbang Technologies Inc. And Reach Technologies Inc
                          Dated October 31, 2001 amending the Licensing Agreement with Reach
10.6 . . . . . . .    **  Technologies, Inc. dated September 22, 2000 as it pertains to new territory
------------------  ----  --------------------------------------------------------------------------------
                          Agreement Between Wizbang Technologies Inc. And Reach Technologies Inc
                          Dated June 10, 2002 amending the Licensing Agreement with Reach
10.7 . . . . . . .   ***  Technologies, Inc. dated September 22, 2000 as it pertains to new territory
------------------  ----  --------------------------------------------------------------------------------
                          Letter on change in certifying accountant (Incorporated by reference filed with
16.1 . . . . . . .     *  the Company's Form 8-K on October 19, 2001).
------------------  ----  --------------------------------------------------------------------------------
23 . . . . . . . .    25  Consent of Independent Public Accountant, dated June 23, 2003.
------------------  ----  --------------------------------------------------------------------------------
                          Certification  Of  Chief  Executive  Officer  And  Principal  Financial  Officer
                          Pursuant  To  18  U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The
99.1 . . . . . . . . .26  Sarbanes-Oxley  Act  of  2002
------------------  ----  --------------------------------------------------------------------------------



* Previously filed with the SEC on May 7, 2002 with Wizbang Technologies Inc.'s annual report on Form 10-KSB for the fiscal year ended March 31, 2002.

** Previously filed with the SEC on November 14, 2002 with Wizbang Technologies Inc.'s annual report on Form 10-KSB/A for the fiscal year ended March 31, 2002.

*** Previously filed with the SEC on November 14, 2002 with Wizbang Technologies Inc.'s current report on Form 8-K/A for the fiscal year ended March 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     WIZBANG  TECHNOLOGIES  INC.

     Date:  June  27,  2003

/s/  Mike  Frankenberger
------------------------

Mike  Frankenberger
President,  Chief  Executive  Officer  Chief  Financial  Officer  and  Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature     Title           Date
-----------------------     ----------------------------------    --------------
/s/  Mike Frankenberger     President, Chief Executive Officer     June 27, 2003
                            Chief  Financial  Officer  and  Director

/s/  Mike  Frankenberger     Controller  and                       June  27,2003
                             Principal  Accounting  Officer

CERTIFICATIONS

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         AND PRINCIPAL FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I,  Mike  Frankenberger,  certify  that:

1.     I have reviewed this annual report on Form 10-KSB of Wizbang Technologies
Inc.;

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

Date:  June  27,  2003

/s/  Mike  Frankenberger
Mike  Frankenberger
President,  Chief  Executive  Officer  and  Chief  Financial  Officer

                                INDEX TO EXHIBITS


Exhibit
Number                   Description
-------------------------------------------------------------------------------------------
    23                  Consent of Independent Public Accountant, dated June 23, 2003.

-------------------------------------------------------------------------------------------
    99.1                 Certification Of Chief Executive Officer And Principal Financial
                         Officer Pursuant To 18 U.S.C. Section 1350, As Adopte
-------------------------------------------------------------------------------------------














                 [This Space Has Been Intentionally Left Blank]




















24