Form 10QSB
period 2003-06-30
WIZBANG TECHNOLOGIES INC
filed 2003-08-08
CIK 1137883

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2003.

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

     FOR  THE  TRANSITION  PERIOD  FROM  ________  TO  ________.

COMMISSION  FILE  NUMBER  333-61610

                         DATE OF REPORT: AUGUST 8, 2003

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

                                  Yes X      No

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of June 30, 2003 was 10,100,000.

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










                 [This Space Has Been Intentionally Left Blank]

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


Unaudited Balance Sheet At June 30, 2003 And
Audited Balance Sheet at March 31, 2003                1

Unaudited Statements Of Operations For The
Three Months Ended June 30, 2003 And 2002,             2

Unaudited Statements Of Cash Flows For The
Three Months Ended June 30, 2003 And 2002              3

Notes To Unaudited Financial Statements                4













                 [This Space Has Been Intentionally Left Blank]


Wizbang Technologies Inc.
Balance Sheets
(Expressed in U. S. Dollars)
                                                                June 30,    March 31,
                                                                   2003         2003
                                                                     $           $
                                                              (unaudited)   (audited)
ASSETS

Current Assets

 Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,628       9,996
 Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .        155         305
------------------------------------------------------------------------------------

Total Current Assets. . . . . . . . . . . . . . . . . . . . .      9,783      10,301
------------------------------------------------------------------------------------

Product License (Note 3)
 Cost . . . . . . . . . . . . . . . . . . . . . . . . . . . .     66,000      66,000
 Accumulated Amortization . . . . . . . . . . . . . . . . . .    (36,357)    (30,815)
------------------------------------------------------------------------------------

Net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     29,643      35,185
------------------------------------------------------------------------------------

Total Assets. . . . . . . . . . . . . . . . . . . . . . . . .     39,426      45,486
====================================================================================


LIABILITIES

Current Liabilities

 Accounts Payable . . . . . . . . . . . . . . . . . . . . . .        999           -
 Accrued Liabilities. . . . . . . . . . . . . . . . . . . . .      5,220       4,154
 Notes Payable (Note 3) . . . . . . . . . . . . . . . . . . .     20,974      20,974
------------------------------------------------------------------------------------

Total Liabilities . . . . . . . . . . . . . . . . . . . . . .     27,193      25,128
------------------------------------------------------------------------------------


Contingencies (Note 1)

STOCKHOLDERS' EQUITY

Stockholders Equity

Preferred stock: 20,000,000 preferred shares authorized with
par value $. 0001; none issued. . . . . . . . . . . . . . . .          -           -

Common stock: 100,000,000 common shares authorized with
par value $. 0001; 10,100,000 issued and outstanding. . . . .      1,010       1,010

Additional paid in capital. . . . . . . . . . . . . . . . . .     74,990      74,990

Donated capital (Note 4(a)) . . . . . . . . . . . . . . . . .     37,500      33,750
------------------------------------------------------------------------------------

                                                                 113,500     109,750
------------------------------------------------------------------------------------

Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .   (101,267)    (89,392)
------------------------------------------------------------------------------------

Total Stockholders' Equity. . . . . . . . . . . . . . . . . .     12,233      20,358
------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity. . . . . . . . . .     39,426      45,486
====================================================================================


      (The Accompanying Notes are an Integral Part of these Interim Financial
                                  Statements)




Wizbang Technologies Inc.
Statement Of Operations
(Expressed in U. S. Dollars)
(unaudited)
                                                    Three Months Ended
                                                         June 30,
                                                     2003         2002
                                                   --------------------
                                                      $            $

Sales. . . . . . . . . . . . . . . .                    -            -

Cost of goods sold . . . . . . . . .                    -            -
-----------------------------------------------------------------------

Gross Margin . . . . . . . . . . . .                    -            -
-----------------------------------------------------------------------
Operating Expenses

 Amortization. . . . . . . . . . . .                5,542        2,875
 Bank charges and Interest . . . . .                  410          303
 Communication . . . . . . . . . . .                  150        1,133
 Consulting (Note 4(a)). . . . . . .                3,000        3,000
 Professional Fees . . . . . . . . .                2,023          550
 Rent (Note 4(a)). . . . . . . . . .                  750          750
-----------------------------------------------------------------------
Total Operating Expenses . . . . . .               11,875        8,611
-----------------------------------------------------------------------
Net Loss for the Period. . . . . . .              (11,875)      (8,611)
=======================================================================


Net Loss Per Share - Basic . . . . .              (0. 001)     (0. 001)
=======================================================================

Weighted Average Shares Outstanding.           10,100,000   10,100,000
=======================================================================


      (The Accompanying Notes are an Integral Part of these Interim Financial
                                  Statements)




Wizbang Technologies Inc.
Statement Of Cash Flows
(Expressed in U. S. Dollars)
(unaudited)
                                                                                       Three Months Ended
                                                                                              June 30,
                                                                                             2003     2002
                                                                                       --------------------
                                                                                               $        $

Cash Flows From Operating Activities

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (11,875)  (8,611)

Adjustments to reconcile net loss to net cash used by operating activities:

Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                5,542    2,875
Donated consulting services. . . . . . . . . . . . . . . . . . . . . . . . .                3,000        -
Donated rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  750        -

Changes in operating assets and liabilities
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  150        -
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  999        -
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,066    4,148
-----------------------------------------------------------------------------------------------------------

Net Cash (Used In) Operating Activities. . . . . . . . . . . . . . . . . . .                 (368)  (1,588)
-----------------------------------------------------------------------------------------------------------
Decrease in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (368)  (1,588)

Cash, beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . .                9,996   36,148
-----------------------------------------------------------------------------------------------------------
Cash, end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                9,628   34,560
===========================================================================================================


Non-Cash Financing Activities

Notes payable issued to purchase license (Notes 3) . . . . . . . . . . . . .                    -   30,000
===========================================================================================================

Supplemental Disclosures
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -        -
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -        -
===========================================================================================================


      (The Accompanying Notes are an Integral Part of these Interim Financial
                                  Statements)

Wizbang  Technologies  Inc.
Notes  To  Financial  Statements
(Expressed  in  US  Dollars)
(Unaudited)
_____________________________________________________________________
1.      Company  Background

The Company was incorporated in the State of Washington on September 22, 2000. On this date the Company entered into a licensing agreement with Reach Technologies, Inc., a Canadian Corporation. The license agreement allows the Company to sell a Digital Data Recorder product line worldwide. The Company's principal business plan is to seek immediate earnings by exploiting the license agreement with Reach Technologies, Inc.

The Company emerged from being a development stage company during the fiscal year ended March 31, 2003. In a development stage company, management devoted most of its activities to establishing the business. Planned principal activities have generated significant revenue however, the Company has a deficit of $101,267 at June 30, 2003 and a working capital deficiency at June 30, 2003 of $17,410. The Company plans to generate sufficient cash flow from sales to meet its long-term requirements. Although existing cash and cash flow from sales is expected to fulfill future capital needs, if sales in the long term are insufficient, the Company may need additional capital to carry out its business plan. In the event that the Company requires more capital, no commitments to provide additional funds have been made by management or other shareholders.
Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. There is substantial doubt regarding the Company's ability to continue as a going concern.

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

d)     Use  of  Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where significant estimates have been applied include the value of donated services and recoverability of license costs. Actual results could differ from those estimates.

Wizbang  Technologies  Inc.
Notes  To  Financial  Statements
(Expressed  in  US  Dollars)
(Unaudited)
_____________________________________________________________________

2.     Summary  of  Significant  Accounting  Principles  (continued)
e)     Interim  Financial  Statements

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

f)     Basic  and  Diluted  Net  Income  (Loss)  Per  Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

g)     Revenue  Recognition

The Company recognizes revenue from sales of Digital Data Recorders when goods have been shipped and title has passed to the customer. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements. " Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

The Company follows the guidance pursuant to Emerging Issues Task Force (EITF) No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent. "The Company records revenue on a gross basis representing the amount that has been billed to a customer. The Company has the risks and rewards of ownership including the risk of loss for collection, delivery and returns. Also the Company has latitude in establishing product pricing above a specific minimum price and also has bears all credit risk in the event collection is not made from a customer.

h)     Comprehensive  Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2003 and 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

i)     Financial  Instruments

The fair values of cash and equivalents, accrued liabilities and note payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Wizbang  Technologies  Inc.
Notes  To  Financial  Statements
(Expressed  in  US  Dollars)
(Unaudited)
_____________________________________________________________________


2.     Summary  of  Significant  Accounting  Principles  (continued)

j)     Impact  of  Accounting  Standards
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

Wizbang  Technologies  Inc.
Notes  To  Financial  Statements
(Expressed  in  US  Dollars)
(Unaudited)
_____________________________________________________________________

Product  License

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

On June 10, 2002 the Company agreed to pay $30,000 in the form of a note payable, due June 30, 2004, to amend the License agreement to include a worldwide exclusive license for data recorders in the 41 to 160 mega bit per second range. Interest accrues on the unpaid principal amount of $20,974 at a rate of 7% per annum and matures June 30, 2004 and is due on demand in the event of termination for cause, which includes breach of the agreement; the bankruptcy or insolvency of Wizbang Technologies Inc. ; or the conviction of Wizbang Technologies Inc., its officers or directors, of any crime involving moral turpitude. As at June 30, 2003, included in accrued liabilities is an interest accrual of $2,143.

The amortization of the license for the remainder of the license agreement is as follows:

            $

2004     24,500
2005     11,857
         ------
         36,357
         ======


4.     Related  Party  Transactions/Balances

a) A Company controlled by the President of the Company donated services valued at $3,000 (2002 - $3,000) and rent valued at $750 (2002 - $750). These amounts were charged to operations and classified as "donated capital" in stockholders' equity.

b) The Company's President and controlling shareholder is also a one half shareholder (2002: one third shareholder) in Reach Technologies, Inc. ("Reach"). The other shareholders of Reach are not related to the Company. Under the terms of the license agreement with Reach, which was negotiated at arms length, the Company acquires products from Reach for sale to unrelated third parties. The Company made no purchases from Reach during the three month periods ended June 30, 2003 and 2002.


5.     Subsequent  Event

On July 31, 2003 the Company acquired an option to purchase the Dalhousie Mineral Claim, situated in the Stewart Area, Skeena Mining Division in the Province of British Columbia, Canada. The purchase price was $10,000 payable to the vendor within ninety days of the date of the Sale Agreement ("the Agreement"). The Company, pursuant to the Agreement, is required to split the common shares on a two for one basis and cancel an appropriate number of shares held by the Company's President to leave 10,100,000 post split shares issued and outstanding prior to any share issuances to the vendor. Pursuant to the Agreement the Company is required to issue 100,000 post split shares within ninety days of the date of the Agreement and a further 100,000 post split shares on the beginning of any exploration program which the Company carries out on the Dalhousie Claim. Also, pursuant to the Agreement, the Company is to issue 300,000 post split common shares to the vendor, upon the Dalhousie Claim being put into commercial production.

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

APPLICATION  OF  CRITICAL  ACCOUNTING  POLICIES
-----------------------------------------------
Wizbang Technologies Inc.'s financial statements are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.

Product  License
The amortization period of the license agreement coincides with the term of the license and its recoverability is reviewed quarterly.

Donated  Services
Wizbang Technologies Inc.'s president does currently draw a salary. Donated services are an estimate of the value of services that the president provides.


DESCRIPTION  OF  BUSINESS
-------------------------
Wizbang Technologies Inc. was incorporated under the laws of the State of Washington on September 22, 2000. Wizbang Technologies Inc. principal business, at present, is the marketing of its licensed product line consisting of high-tech instruments that are used to record information transferred from distant sources like aircraft and satellites. Simply put the recorders are high speed tape recorders that are capable of recording information relayed by several types of satellites and aircraft. Some of the data that can be recorded include fuel consumption, engine rotation per minute, time, pictures recorded by cameras, load stresses recorded by sensors and the status of various equipment on the craft such as batteries or radar. The recorder operates basically the same as a VCR with all the same play, fast-forward, rewind, record, scheduled operation, and other similar functions. The product line is unique in that it can record information from satellites at speeds required by those satellites. The licensed product line consists of recorders capable of recording at speeds up to 160 Megabits per second. The recorders are configured for both laboratory and onsite use. Models consist of laboratory, rack mount and portable versions.

RESULTS  OF  OPERATIONS
-----------------------
At June 30, 2003, Wizbang Technologies Inc. had $9,783 in current assets and $27,193 in current liabilities. Wizbang Technologies Inc. intends to pay the current liabilities out of cash on hand, sales from its product license line or through a share offering. Cash decreased by $368 during the period for a balance of $9,628 at quarter-end.
                                        8

Wizbang Technologies Inc. paid no notes payable resulting in the $20,974 owing at period-end. After recording amortization of $5,542 during the period, the net license value is $29,643. Wizbang Technologies Inc. increased the scope of its product offering in the expectation of generating future sales from those new products.

Revenues were $Nil for the period compared with $Nil for the same period last year. Wizbang Technologies Inc.'s future plans include continuing to market the licensed product line. The market for the product includes aircraft and spacecraft manufacturers, both private and government, involved in both military and nonmilitary applications and it is anticipated that these will be the focus of selling efforts. Wizbang Technologies Inc. will begin marketing the product to new target companies as they are identified. I addition Wizbang Technologies has begun to look for ways to diversify its business and as such after the period of this report it acquired an option to purchase the Dalhousie Mineral
Claim, situated in the Stewart Area, Skeena Mining Division in the Province of British Columbia, Canada. The purchase price was $10,000 payable to the vendor within ninety days of the date of the Sale Agreement ("the Agreement"). The Company, pursuant to the Agreement, is required to split the common shares on a two for one basis and cancel an appropriate number of shares held by the Company's President to leave 10,100,000 post split shares issued and outstanding prior to any share issuances to the vendor. Pursuant to the Agreement the Company is required to issue 100,000 post split shares within ninety days of the date of the Agreement and a further 100,000 post split shares on the beginning of any exploration program which the Company carries out on the Dalhousie Claim. Also, pursuant to the Agreement, the Company is to issue 300,000 post split common shares to the vendor, upon the Dalhousie Claim being put into commercial production.

Total expenses increased $3,264, over the comparable period in the previous year, to $11,875. This net increase was due mostly to:

1. an increase in amortization expense of $2,667, resulting from the increased license cost, discussed above, over the prior period,
2. a decrease in communications expenses associated with the company filing its own EDGAR report, and
3. a increase in professional fees of $1,473, associated with the acquisition described above.

Included in total expenses is $3,000 in consulting fees and $750 in rent, which was donated by the President of Wizbang Technologies Inc. and therefore did not require cash.

Net loss for the period was $11,875 compared with $8,611 for the same period last year. Expenditures with respect to the acquisition of the Dalhousie property and the related business expansion are expected to continue. However sales of the licensed product line are expected to increase. Wizbang Technologies Inc. does expect to incur losses over the next several years. The reason for this expectation of continued losses is because it is expected that in general, and specifically travel and wage, expenses are expected to increase with sales. In the long term it is expected that any increase in sales will outpace increases in expenses. Additionally costs associated with raising additional cash to begin an exploration program have not been quantified.
                                        9

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
Wizbang Technologies Inc. does not expect the $9,628 in cash on hand to satisfy its cash requirements over the next 12 months. Wizbang Technologies Inc. hopes to generate sufficient cash flow from sales to support long term continued operations. If sales are insufficient in the long term, then Wizbang Technologies Inc. may need additional capital to carry out its business plan.

In the event that Wizbang Technologies Inc. requires more capital, no commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to Wizbang Technologies Inc. or at all.

Wizbang Technologies Inc.'s auditors have expressed that there is substantial doubt regarding Wizbang Technologies Inc.'s ability to continue as a going concern. The ability of Wizbang Technologies Inc. to achieve success with respect to its planned principal business activity is dependent upon its successful efforts to attain profitable operations. Wizbang Technologies Inc. has not generated enough revenues to achieve overall profitability. There is therefore substantial doubt regarding Wizbang Technologies Inc.'s ability to continue as a going concern.

Other than the following, Wizbang Technologies Inc. knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on its short and long term liquidity:

Wizbang Technologies Inc.'s license with Reach Technologies Inc. expires on September 30, 2004. The license is renewable by mutual agreement between Wizbang Technologies Inc. and Reach Technologies Inc. for additional three-year periods. Wizbang Technologies Inc. has not yet commenced discussions with Reach Technologies Inc. with respect to the license renewal.

Other than the license renewal discussed above, Wizbang Technologies Inc. does not have material commitments for capital expenditures. If Wizbang Technologies Inc. is successful in renewing its license agreement it intends to fund any required capital expenditure though future sales revenues and/or debt or equity financing.

Other than the license renewal discussed above and its desire to begin an exploration program on the Dalhousie property discussed above, Wizbang Technologies Inc. knows of no trends, events, or uncertainties that have had or are reasonably expected to have a material impact on its revenues or income from continuing operations. Wizbang Technologies Inc. expects no significant changes in its number of employees.

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after June 30, 2003, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material on its financial position or results of operations.

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

(B)  REPORTS  ON  FORM  8-K.

On August 1, 2003, Wizbang Technologies Inc filed a Form 8-K with respect to "Acquisition or Disposition of Assets" as discussed in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this form 10-QSB.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Wizbang  Technologies  Inc.

     Date:  08/08/03

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

Signature     Title           Date
---------     -----           ----



/s/ Mike Frankenberger     President, Chief Executive Officer     August 8, 2003
               Chief  Financial  Officer  and  Director

/s/  Mike  Frankenberger     Controller  and                      August 8, 2003
                    Principal  Accounting  Officer



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

5. I as sole certifying officer have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                       15
6. I as sole certifying officer have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August  8,  2003

/s/  Mike  Frankenberger
Mike  Frankenberger
President,  Chief  Executive  Officer  and  Chief  Financial  Officer


































                                       16

                                INDEX TO EXHIBITS

Exhibit  No.     Description
99.1     Certification  Of  Chief  Executive  Officer  And  Principal  Financial
----     -----------------------------------------------------------------------
Officer  Pursuant  To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906
----  --------------------------------------------------------------------------
Of  The  Sarbanes-Oxley  Act  of  2002
--------------------------------------




































                                       17
                                  EXHIBIT 99.1


                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                           PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Wizbang Technologies Inc. (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mike Frankenberger, principal executive officer and principal financial officer of the Company, hereby certify, pursuant to 18 U.S.C. (section) 1350, as adopted pursuant to (section) 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/  Mike  Frankenberger
Mike  Frankenberger
Principal  executive  officer  and  principal  financial  officer
August  8,  2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section  18  of  the  Securities  Exchange  Act  of  1934,  as  amended.