Form 10QSB
period 2003-09-30
GOLDEN HAND RESOURCES INC
filed 2003-10-16
CIK 1137883

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  2003.

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

     FOR  THE  TRANSITION  PERIOD  FROM  ________  TO  ________.

COMMISSION  FILE  NUMBER  333-61610

                        DATE OF REPORT: OCTOBER 14, 2003

                           GOLDEN HAND RESOURCES INC.
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

                                  Yes X      No

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of September 30, 2003 was 20,200,000.

                                TABLE OF CONTENTS

                                     PART I

Item  1.  Financial  Statements                                               .1

Item 2. Management Discussion And Analysis of Financial Condition and
Results of Operations                                                          9

Item  3.  Controls  And  Procedures                                           13


                                    PART II

Item  2.  Changes  in  Securities  and  Use  of  Proceeds                     15

ITEM  4.  Submission  Of  Matters  To  A  Vote  Of  Security  Holders         16

Item  6  Exhibits  and  Reports  on  Form  8-K                                17

Signatures                                                                    17

Certification  Of  Chief  Executive  Officer  And  Principal  Financial
Officer pursuant  To  Section 302 Of The Sarbanes-Oxley Act Of 2002           18

Index  To  Exhibits                                                           20









                 [This Space Has Been Intentionally Left Blank]

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS

Unaudited  Balance  Sheet  At  September  30,  2003  And Audited
Balance Sheet at  March  31,  2003                                            1

Unaudited  Statements  Of  Operations  For  The  Three  And  Six
Months Ended September  30,  2003  And  2002,                                 2

Unaudited  Statements  Of  Cash  Flows  For  The  Six  Months  Ended
September  30,  2003  And  2002                                              .3

Notes  To  Unaudited  Financial  Statements                                   4













                 [This Space Has Been Intentionally Left Blank]

      (The Accompanying Notes are an Integral Part of these Interim Financial
                                  Statements)

Golden  Hand  Resources  Inc.
(formerly  Wizbang  Technologies  Inc.)
Balance  Sheets
(Expressed  in  U.  S.  Dollars)



                                                                          September 30,    March 31,
                                                                                    2003        2003
                                                                                       $           $
                                                                             (unaudited)   (audited)
ASSETS

Current Assets

Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,469       9,996
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .             155         305
----------------------------------------------------------------------------------------------------

Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . .           6,624      10,301
----------------------------------------------------------------------------------------------------

Product License (Note 3)
Cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          66,000      66,000
Accumulated Amortization . . . . . . . . . . . . . . . . . . . . . . . .         (42,286)    (30,815)
----------------------------------------------------------------------------------------------------

Net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          23,714      35,185
----------------------------------------------------------------------------------------------------

Mineral Property (Note 4). . . . . . . . . . . . . . . . . . . . . . . .          10,000           -

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          40,338      45,486
====================================================================================================



LIABILITIES

Current Liabilities

Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .             750           -
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .           3,668       4,154
Notes payable (Notes 3 and 4). . . . . . . . . . . . . . . . . . . . . .          30,974      20,974
----------------------------------------------------------------------------------------------------

Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .          35,392      25,128
----------------------------------------------------------------------------------------------------


Contingencies and Commitments (Notes 1 and 4)

STOCKHOLDERS' EQUITY

Stockholders Equity

Preferred stock: 20,000,000 preferred shares authorized with par value
..0001; none issued. . . . . . . . . . . . . . . . . . . . . . . . . . .               -           -

Common stock: 100,000,000 common shares authorized with par value
..0001; 20,200,000 issued and outstanding (Note 6) . . . . . . . . . . .           2,020       2,020

Additional paid in capital . . . . . . . . . . . . . . . . . . . . . . .          73,980      73,980

Donated capital (Note 5(a)). . . . . . . . . . . . . . . . . . . . . . .          41,250      33,750
----------------------------------------------------------------------------------------------------

                                                                                 117,250     109,750

Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (112,304)    (89,392)
----------------------------------------------------------------------------------------------------

Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . .           4,946      20,358
----------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity . . . . . . . . . . . . . . .          40,338      45,486
====================================================================================================


Golden  Hand  Resources  Inc.
(formerly  Wizbang  Technologies  Inc.)
Statement  of  Operations
(Expressed  in  U.  S.  Dollars)
(unaudited)




                                                       Three Months Ended              Six Months Ended
                                                          September 30,                  September 30,
                                                     2003                2002          2003         2002
                                                     -------------------------         -----------------
                                                     $                   $             $            $

Sales. . . . . . . . . . . . . . . .                    -              12,500             -       12,500

Cost of goods sold . . . . . . . . .                    -               8,350             -        8,350
--------------------------------------------------------------------------------------------------------

Gross Margin . . . . . . . . . . . .                    -               4,150             -        4,150
--------------------------------------------------------------------------------------------------------

Operating Expenses

Amortization . . . . . . . . . . . .                5,929               4,125        11,471        7,000
Bank charges and Interest. . . . . .                  388                 596           798          899
Communication. . . . . . . . . . . .                  220                   -           370        1,133
Consulting (Note 6). . . . . . . . .                3,000               3,000         6,000        6,000
Professional Fees. . . . . . . . . .                  750               3,855         2,773        4,405
Rent . . . . . . . . . . . . . . . .                  750                 750         1,500        1,500
--------------------------------------------------------------------------------------------------------

Total Operating Expenses . . . . . .               11,037              12,326        22,912       20,937
--------------------------------------------------------------------------------------------------------

Net Loss for the Period. . . . . . .              (11,037)             (8,176)      (22,912)     (16,787)
========================================================================================================



Net Loss Per Share - Basic . . . . .                    -                   -             -            -
--------------------------------------------------------------------------------------------------------


Weighted Average Shares Outstanding.           20,200,000          20,200,000    20,200,000   20,200,000
--------------------------------------------------------------------------------------------------------




(Diluted  loss  per share has not been presented as the result is anti-dilutive)

Golden  Hand  Resources  Inc.
(formerly  Wizbang  Technologies  Inc.)
Statement  of  Cash  Flows
(Expressed  in  U.  S.  Dollars)
(unaudited)


                                                                                    Six Months Ended
                                                                                     September 30,
                                                                                          2003      2002
                                                                                    --------------------
                                                                                          $         $

Cash Flows From Operating Activities

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (22,912)  (16,787)

Adjustments to reconcile net loss to net cash used by operating activities:

Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             11,471     7,000
Donated consulting services . . . . . . . . . . . . . . . . . . . . . . . .              6,000         -
Donated rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,500         -

Changes in operating assets and liabilities

Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                150         -
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  -   (12,500)
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                750     8,370
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (486)    7,801
--------------------------------------------------------------------------------------------------------

Net Cash (Used In) Operating Activities . . . . . . . . . . . . . . . . . .             (3,527)   (6,116)
--------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

Repayment of notes payable. . . . . . . . . . . . . . . . . . . . . . . . .                  -    (7,951)

Cash Flows (Used In) Financing Activities . . . . . . . . . . . . . . . . .                  -    (7,951)

Decrease in cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (3,527)  (14,067)

Cash, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . .              9,996    36,148

Cash, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . .              6,469    22,081


Non-Cash Financing Activities

Notes payable issued to purchase mineral claim option . . . . . . . . . . .             10,000         -
Notes payable issued to purchase license. . . . . . . . . . . . . . . . . .                  -    30,000


Supplemental Disclosures

Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  -         -
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  -         -


Golden  Hand  Resources  (Formerly  Wizbang  Technologies  Inc.)
Notes  To  Financial  Statements
(Expressed  in  US  Dollars)
(Unaudited)
_____________________________________________________________________
                                        8
1.     Company  Background

Golden Hand Resources Inc. (formerly Wizbang Technologies, Inc.) ("the Company") was incorporated in the State of Washington on September 22, 2000. On this date the Company entered into a licensing agreement with Reach Technologies, Inc., a Canadian Corporation. The license agreement allows the Company to sell a Digital Data Recorder product line worldwide. On July 31, 2003 the Company acquired an option to purchase the Dalhousie Mineral Claim, situated in the Stewart Area, Skeena Mining Division in the Province of British Columbia, Canada. The Company's principal business plan is to seek immediate earnings by exploiting the license agreement with Reach Technologies, Inc. and it intends to develop an exploration program for the Dalhousie Mineral Claim.

The Company emerged from being a development stage company during the fiscal year ended March 31, 2003. In a development stage company, management devoted most of its activities to establishing the business. Planned principal activities have generated significant revenue however; the Company has a deficit of $112,304 at September 30, 2003 and a working capital deficiency at September 30, 2003 of $28,768. The Company plans to generate sufficient cash flow from sales to meet its long-term requirements. Although existing cash and cash flow from sales is expected to fulfill future capital needs, if sales in the long term are insufficient, the Company may need additional capital to carry out its business plan. In the event that the Company requires more capital, no commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. There is substantial doubt regarding the Company's ability to continue as a going concern.

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

h)     Comprehensive  Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2003 and 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

i)     Financial  Instruments

The fair values of cash and equivalents, accrued liabilities and note payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

2.     Summary  of  Significant  Accounting  Principles  (continued)
j)     Mineral  Property  Acquisition  and  Exploration  Costs

The Company capitalizes all costs related to the acquisition of mineral properties and any exploration expenses are charged to operations. If the mineral properties are abandoned or otherwise impaired, the related capitalized costs are charged to operations. If any of the Company's mineral properties attains commercial production, capitalized costs will be amortized on a unit of production basis.

k)     Impact  of  Accounting  Standards
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

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

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position was not material.

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

On June 10, 2002 the Company agreed to pay $30,000 in the form of a note payable, due June 30, 2004, to amend the License agreement to include a worldwide exclusive license for data recorders in the 41 to 160 mega bit per second range. Interest accrues on the unpaid principal amount of $20,974 at a rate of 7% per annum and matures June 30, 2004 and is due on demand in the event of termination for cause, which includes breach of the agreement; the bankruptcy or insolvency of Golden Hand Resources Inc.; or the conviction of Golden Hand Resources Inc., its officers or directors, of any crime involving moral turpitude. As at September 30, 2003, the balance owing on the note payable is $20,974 and accrued interest of $2,511 is included in accrued liabilities.

The amortization of the license for the remainder of the license agreement is as follows:



        $

2004 .   24,500
2005 .   11,857

36,357





4.     Mineral  Claim  Option

On July 31, 2003 the Company acquired an option to purchase the Dalhousie Mineral Claim, situated in the Stewart Area, Skeena Mining Division in the Province of British Columbia, Canada. The purchase price was $10,000 payable to the vendor within ninety days of the date of the Sale Agreement ("the Agreement"). The Company, pursuant to the Agreement, is required to split the common shares on a two for one basis and cancel an appropriate number of shares held by the Company's President to leave 10,100,000 post split shares issued and outstanding prior to any share issuances to the vendor. The cancellation of shares held by the Company's President has not been completed as of September 30, 2003. Pursuant to the Agreement the Company is required to issue 100,000 post split shares within ninety days of the date of the Agreement and a further 100,000 post split shares on the beginning of any exploration program which the Company carries out on the Dalhousie Claim. Also, pursuant to the Agreement, the Company is to issue 300,000 post split common shares to the vendor, upon the Dalhousie Claim being put into commercial production.

On September 1, 2003 the Company amended its Agreement such that the cash purchase price of the Dalhousie Mineral Claim was made by way of promissory note and that upon issue of the first tranche of 100,000 shares, the option portion of the Agreement shall complete and transfer of claims and title shall pass to the Company as described in the Agreement.


5.     Related  Party  Transactions/Balances

a) A Company controlled by the President of the Company donated services valued at $6,000 (2002 - $6,000) and rent valued at $1,500 (2002 - $1,500).
These amounts were charged to operations and classified as "donated capital" in stockholders' equity.

b) The Company's President and controlling shareholder is also a one half shareholder (2002: one third shareholder) in Reach Technologies, Inc. ("Reach"). The other shareholders of Reach are not related to the Company. Under the terms of the license agreement with Reach, which was negotiated at arms length, the Company acquires products from Reach for sale to unrelated third parties. The Company made no purchases from Reach during the six-month period ended September 30, 2003.


6.     Common  Stock

During the quarter ended September 30, 2003 the Company approved a two for one split of common shares. All per share amounts have been retroactively adjusted to reflect the stock split.


7.     Subsequent  Event

On October 6, 2003 the Company completed its option on the Dalhousie Mineral Claim by issuing 100,000 shares to the seller pursuant to the Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-QSB contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. You should not place undue reliance on forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimated", "predicts", "potential", or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause Golden Hand Resources Inc.'s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These factors include, among other things, those discussed in this quarterly report on Form 10-QSB and in Golden Hand Resources Inc.'s other filings with the SEC. Although Golden Hand Resources Inc. believes that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are inherently uncertain, and Golden Hand Resources Inc. cannot guarantee future results, levels of activity, performance, or achievements. Golden Hand Resources Inc. is under no duty to update any of the forward-looking statements in this quarterly report on Form 10-QSB to conform forward-looking statements to actual results. All forward-looking statements should be considered in light of these risks and uncertainties.

APPLICATION  OF  CRITICAL  ACCOUNTING  POLICIES
------------------------------------------------
Golden Hand Resources Inc.'s financial statements are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.

Mineral  Property  Acquisition  and  Exploration  Costs
All costs related to the acquisition of mineral properties are capitalized and any exploration expenses are charged to operations. If the mineral properties are abandoned or otherwise impaired, the related capitalized costs are charged to operations. If any of the Company's mineral properties attains commercial production, capitalized costs will be amortized on a unit of production basis.

Product  License
The amortization period of the license agreement coincides with the term of the license and its recoverability is reviewed quarterly.

Donated  Services  And  Donated  Rent
Golden Hand Resources Inc.'s president does not currently draw a salary and provides office rent to the Company at no chargeDonated services and donated rent are an estimate of the fair value of services and rent that are provided.

DESCRIPTION  OF  BUSINESS
-------------------------
Golden Hand Resources Inc. was incorporated under the laws of the State of Washington on September 22, 2000. Golden Hand Resources Inc. principal business, at present, is twofold:

1. The marketing of its licensed product line consisting of high-tech instruments that are used to record information transferred from distant sources like aircraft and satellites. Simply put the recorders are high speed tape recorders that are capable of recording information relayed by several types of satellites and aircraft. Some of the data that can be recorded include fuel consumption, engine rotation per minute, time, pictures recorded by cameras, load stresses recorded by sensors and the status of various equipment on the craft such as batteries or radar. The recorder operates basically the same as a VCR with all the same play, fast-forward, rewind, record, scheduled operation, and other similar functions. The product line is unique in that it can record information from satellites at speeds required by those satellites. The licensed product line consists of recorders capable of recording at speeds up to 160
Megabits per second. The recorders are configured for both laboratory and onsite use. Models consist of laboratory, rack mount and portable versions.

2. On July 31, 2003 Golden Hand Resources Inc. acquired an option to purchase the Dalhousie Mineral Claim, situated in the Stewart Area, Skeena Mining Division in the Province of British Columbia, Canada. On October 6, 2003 Golden Hand Resources Inc. completed its option on the Dalhousie Mineral Claim by issuing 100,000 shares to the seller pursuant to the Agreement. Golden Hand Resources Inc. intends to develop an exploration program for the Dalhousie Mineral Claim

RESULTS  OF  OPERATIONS
-----------------------
At September 30, 2003, Golden Hand Resources Inc. had $6,624 in current assets and $35,392 in current liabilities. Golden Hand Resources Inc. intends to pay the current liabilities out of cash on hand, sales from its product license line or through a share offering. Cash decreased by $3,527 during the period for a balance of $6,469 at quarter-end.

Golden Hand Resources Inc. issued a promissory note payable of $10,000, upon the acquisition of the Dalhousie Mineral Claim option, resulting in the $30,974 owing at period-end. After recording amortization of $11,471 during the period, the net license value is $23,714.

Revenues were $Nil for the period compared with $12,500 for the same period last year. Golden Hand Resources Inc.'s future plans include continuing to market the licensed product line. The market for the product includes aircraft and spacecraft manufacturers, both private and government, involved in both military and nonmilitary applications and it is anticipated that these will be the focus of selling efforts. Golden Hand Resources Inc. will begin marketing the product to new target companies as they are identified. In addition Golden Hand Resources has diversified its business by acquiring an option to purchase the Dalhousie Mineral Claim, situated in the Stewart Area, Skeena Mining Division in the Province of British Columbia, Canada. The purchase price was $10,000 payable to the vendor by way of a note payable due September 1, 2004. The Company, pursuant to the Agreement, has split the common shares on a two for one basis and the president has agreed to cancel an appropriate number of shares to leave 10,100,000 post split shares issued and outstanding prior to any share issuances to the vendor. The cancellation of shares held by the company's president has not been completed as of September 30, 2003. Pursuant to the Agreement, on October 6, 2003 the Golden Hand Resources Inc. completed its option on the Dalhousie Mineral Claim by issuing 100,000 shares to the seller. A further 100,000 post split shares are to be issued on the beginning of any exploration program which the Company carries out on the Dalhousie Claim. Also, pursuant to the Agreement, the Company is to issue 300,000 post split common shares to the vendor, upon the Dalhousie Claim being put into commercial production.

Total expenses increased $1,975, over the comparable six month period in the previous year, to $22,912. This net increase was due mostly to:

1. an increase in amortization expense of $4,471, resulting from the increased license cost, discussed above, over the prior period,
2. a decrease in communications expenses associated with the company filing its own EDGAR report, and
3. a decrease in professional fees of $1,632 due to the company not having to file amended current reports as it did in the in the prior years.

Included in total expenses is $6,000 in consulting fees and $1,500 in rent, which was donated by the President of Golden Hand Resources Inc. and therefore did not require cash.

Net loss for the period was $22,912 compared with $16,787 for the same period last year. The increase is due to a lack of sales of the licensed product line compared with the comparable prior year period. Golden Hand Resources Inc. is hopeful that sales of the licensed product line will materialize however expenditures with respect to the acquisition of the Dalhousie property and the related business expansion are expected to continue. Golden Hand Resources Inc. does expect to incur losses over the next several years because it is expected that the write off of future exploration expenses will exceed revenue from sales of the licensed product line in general, and specifically travel and wage, expenses are expected to increase with sales.

Additionally  costs  associated  with  raising  additional  cash  to  begin  an exploration  program  have  not  been  quantified.
                                       11

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
Golden Hand Resources Inc. does not expect the $6,469 in cash on hand to satisfy its cash requirements over the next 12 months. Golden Hand Resources Inc. hopes to generate sufficient cash flow from sales to support long term continued operations with respect to the licensed product line and intends to raise capital to begin an exploration program on the Dalhousie Mineral Claim. No commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to Golden Hand Resources Inc. or at all.

Golden Hand Resources Inc.'s auditors have expressed that there is substantial doubt regarding Golden Hand Resources Inc.'s ability to continue as a going concern. The ability of Golden Hand Resources Inc. to achieve success with respect to its planned principal business activity is dependent upon its successful efforts to attain profitable operations. Golden Hand Resources Inc. has not generated enough revenues to achieve overall profitability. There is therefore substantial doubt regarding Golden Hand Resources Inc.'s ability to continue as a going concern.

Other than the following, Golden Hand Resources Inc. knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on its short and long term liquidity:

Golden Hand Resources Inc.'s license with Reach Technologies Inc. expires on September 30, 2004. The license is renewable by mutual agreement between Golden Hand Resources Inc. and Reach Technologies Inc. for additional three-year periods. Golden Hand Resources Inc. has not yet commenced discussions with Reach Technologies Inc. with respect to the license renewal.

Other than the license renewal discussed above, Golden Hand Resources Inc. does not have material commitments for capital expenditures. If Golden Hand Resources Inc. is successful in renewing its license agreement it intends to fund any required capital expenditure though future sales revenues and/or debt or equity financing.

Other than the license renewal discussed above and its desire to begin an exploration program on the Dalhousie property discussed above, Golden Hand Resources Inc. knows of no trends, events, or uncertainties that have had or are reasonably expected to have a material impact on its revenues or income from continuing operations. Golden Hand Resources Inc. expects no significant changes in its number of employees.

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

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

ITEM  3:  CONTROLS  AND  PROCEDURES

(a)  EVALUATION  OF  CONTROLS  AND  PROCEDURES

Golden Hand Resources Inc.'s principal executive officer and principal financial officer, Mike Frankenberger, has concluded, based on his evaluation as of a date within 90 days prior to the filing date of this report, that Golden Hand Resources Inc.'s disclosure controls and procedures are effective to ensure that information required to be disclosed by Golden Hand Resources Inc. in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Golden Hand Resources Inc. in such reports is accumulated and communicated to Golden Hand Resources Inc.'s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  CHANGES  IN  INTERNAL  CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

a)  Recent  Sales  Of  Unregistered  Securities

     i. On September 22, 2000, Golden Hand Resources Inc. issued a total of 8,500,000 shares of common stock to Mike Frankenberger in exchange for $16,000 in cash. The issuance of the common stock was exempt from registration under Regulation S. Mike Frankenberger was not a resident or citizen of the U.S. at the time it received the offer to purchase and at the closing of the purchase of the stock, and did not acquire the stock for the account or benefit of any U.S. person. Mike Frankenberger agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. The stock contains a legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. Golden Hand Resources Inc. will refuse to register any transfer of the Stock not made in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. The issuance of the shares was also exempt from registration under Rule 506 of Regulation D, and sections 3(b) and 4(2) of the Securities Act of 1933, as amended, due to Mr. Frankenberger's status as the founder and initial management of Golden Hand Resources Inc. and his status as an accredited investor.

     ii. On March 3, 2001 Golden Hand Resources Inc. issued a total of 1,600,000 shares of common stock to four foreign corporations in exchange for $60,000 in cash. The issuance of the common stock was exempt from registration under Regulation S. Each entity was a foreign corporation at the time it received the offer to purchase and at the closing of the purchase of the stock, and did not acquire the stock for the account or benefit of any U.S. person. Each corporation agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. The stock contains a legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. Golden Hand Resources Inc. will refuse to register any transfer of the Stock not made in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration.


b)  Forward  Stock  Split

     i On August 11, 2003 Golden Hand Resources Inc. split its common shares on a 2 for 1 basis. Each shareholder of record at the end of business on August 11, 2003 received two shares in Golden Hand Resources for each share outstanding in the name of the shareholder. All share amounts have been retroactively adjusted for all periods presented

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The holders of more than 50% of the outstanding shares of Common Stock of Golden Hand Resources Inc. have agreed to taken action by written consent to approve an amendment to the company's Certificate of Incorporation to:

1 Affect a 2-for-1 forward stock split. The stock split had the effect of increasing the total number of shares of Common Stock issued and outstanding from 10,100,000 to 20,200,000.
2     Affect  a  name  change  of  the  company  to  Golden  Hand Resources Inc.

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

On August 27, 2003, Wizbang Technologies Inc filed a Form 8-K with respect to "Other Information" in which the company changed its name to Golden Hand Resources Inc.

On September 2, 2003, Wizbang Technologies Inc filed a Form 8-K/A with respect to "Other Events" in which the company amended the item number used in the August 1, 2003 8K from Item 2 "Acquisition or Disposition of Assets" to Item 5 "Other Events"

On September 19, 2003, Wizbang Technologies Inc filed a Form 8-K with respect to "Other Events" were it amended its option agreement as discussed in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this form 10-QSB.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Golden  Hand  Resources  Inc.

     Date:  10/14/03

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

Signature     Title           Date
---------     -----           ----



/s/  Mike  Frankenberger     President,  Chief Executive Officer     October 14,
2003
               Chief  Financial  Officer  and  Director

/s/  Mike  Frankenberger     Controller  and               October  14,  2003
                    Principal  Accounting  Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         AND PRINCIPAL FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I,  Mike  Frankenberger,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Golden Hand Resources Inc.;

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

5. I as sole certifying officer have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
                                       18

6. I as sole certifying officer have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October  14,  2003

/s/  Mike  Frankenberger
Mike  Frankenberger
President,  Chief  Executive  Officer  and  Chief  Financial  Officer

                                INDEX TO EXHIBITS



Exhibit No  Description
------------------------------------------------------------------------------

99.1        Certification Of Chief Executive Officer And Principal Financial
            Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pu
------------------------------------------------------------------------------