Form 10QSB
period 2003-12-31
GOLDEN HAND RESOURCES INC
filed 2004-02-10
CIK 1137883

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED  DECEMBER  31,  2003.

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

     FOR  THE  TRANSITION  PERIOD  FROM  ________  TO  ________.

COMMISSION  FILE  NUMBER  333-61610

                        DATE OF REPORT:  FEBRUARY 9, 2004

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

                                  Yes X      No

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of December 31, 2003 was 10,238,000.

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Financial Statements                                                  1

Item 2. Management Discussion And Analysis of Financial Condition and
Results of Operations                                                          9

Item 3. Controls And Procedures                                               15


                                    PART II

Item 2. Changes in Securities and Use of Proceeds                             16

Item 4. Submission Of Matters To A Vote Of Security Holders                   16

Item 5. Other Information                                                     16

Item 6 Exhibits and Reports on Form 8-K                                       17

Signatures                                                                    18

Certification Of Chief Executive Officer And Principal Financial
Officer pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002             20

Index To Exhibits                                                             21









                 [This Space Has Been Intentionally Left Blank]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

Unaudited Balance Sheet At December 31, 2003 And Audited Balance Sheet
at March 31, 2003                                                         1

Unaudited Statements Of Operations For The Three And Nine Months Ended
December 31, 2003 And 2002,                                               2

Unaudited Statements Of Cash Flows For The Nine Months Ended
December 31, 2003 And 2002                                                3

Notes To Unaudited Financial Statements                                   4













                 [This Space Has Been Intentionally Left Blank]

Golden  Hand  Resources  Inc.
(formerly  Wizbang  Technologies  Inc.)
Balance  Sheets
(Expressed  in  US  Dollars)



                                                                    December 31,   March 31,
                                                                            2003        2003
                                                                               $           $
                                                                      (unaudited)   (audited)
ASSETS

Current Assets

Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,530       9,996
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .            155         305
---------------------------------------------------------------------------------------------

Total Current Assets. . . . . . . . . . . . . . . . . . . . . . .          4,685      10,301
---------------------------------------------------------------------------------------------

Product License (Note 3)
Cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         66,000      66,000
Accumulated Amortization. . . . . . . . . . . . . . . . . . . . .        (48,214)    (30,815)
---------------------------------------------------------------------------------------------

Net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,786      35,185
---------------------------------------------------------------------------------------------

Mineral Property (Note 4) . . . . . . . . . . . . . . . . . . . .         16,500           -
---------------------------------------------------------------------------------------------

Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . .         38,971      45,486
=============================================================================================


LIABILITIES

Current Liabilities

Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .          4,399       4,154
Due to related party. . . . . . . . . . . . . . . . . . . . . . .          3,000           -
Notes payable (Notes 3 and 4) . . . . . . . . . . . . . . . . . .         30,974      20,974
---------------------------------------------------------------------------------------------

Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . .         38,373      25,128
---------------------------------------------------------------------------------------------


Contingencies and Commitments (Notes 1 and 4)

STOCKHOLDERS' EQUITY

Preferred stock: 20,000,000 preferred shares authorized with par
Value $.0001; none issued . . . . . . . . . . . . . . . . . . . .              -           -

Common stock: 100,000,000 common shares authorized with par
value $.0001; 10,238,000 and 20,200,000 issued and outstanding,
respectively (Note 6) . . . . . . . . . . . . . . . . . . . . . .          1,024       2,020

Additional paid in capital. . . . . . . . . . . . . . . . . . . .         81,476      73,980

Donated capital (Note 5(a)) . . . . . . . . . . . . . . . . . . .         45,000      33,750
---------------------------------------------------------------------------------------------

                                                                         127,500     109,750

Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (126,902)    (89,392)
---------------------------------------------------------------------------------------------

Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . .            598      20,358
---------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity. . . . . . . . . . . .         38,971      45,486
=============================================================================================


      (The Accompanying Notes are an Integral Part of these Interim Financial
                                  Statements)

Golden  Hand  Resources  Inc.
(formerly  Wizbang  Technologies  Inc.)
Statement  of  Operations
(Expressed  in  US  Dollars)
(unaudited)




                                                        Three Months Ended             Nine Months Ended
                                                            December 31,                  December 31,
                                                     2003                 2002          2003         2002
                                                     -------------------------        --------------------
                                                        $                    $             $            $

Sales. . . . . . . . . . . . . . . .                    -               70,389             -       82,889

Cost of Goods Sold . . . . . . . . .                    -               63,350             -       71,700
----------------------------------------------------------------------------------------------------------

Gross Margin . . . . . . . . . . . .                    -                7,039             -       11,189
----------------------------------------------------------------------------------------------------------

Operating Expenses

Amortization . . . . . . . . . . . .                5,929                8,257        17,400       15,257
Bank charges and interest. . . . . .                  627                  505         1,426        1,404
Communication. . . . . . . . . . . .                1,687                1,664         2,057        2,797
Consulting (Note 5(a)) . . . . . . .                3,000                8,644         9,000       14,644
Professional fees. . . . . . . . . .                2,605                  750         5,377        5,155
Rent . . . . . . . . . . . . . . . .                  750                  750         2,250        2,250
----------------------------------------------------------------------------------------------------------

Total Operating Expenses . . . . . .               14,598               20,570        37,510       41,507
----------------------------------------------------------------------------------------------------------

Net Loss for the Period. . . . . . .              (14,598)             (13,531)      (37,510)     (30,318)
==========================================================================================================


Net Loss Per Share - Basic . . . . .                (0.01)               (0.01)        (0.01)       (0.01)
==========================================================================================================


Weighted Average Shares Outstanding.           15,219,000           20,200,000    18,540,000   20,200,000
==========================================================================================================




(Diluted  loss  per share has not been presented as the result is anti-dilutive)

      (The Accompanying Notes are an Integral Part of these Interim Financial
                                  Statements)
                                        2

Golden  Hand  Resources  Inc.
(formerly  Wizbang  Technologies  Inc.)
Statement  of  Cash  Flows
(Expressed  in  US  Dollars)
(unaudited)


                                                                                        Nine Months Ended
                                                                                           December 31,
                                                                                           2003      2002
                                                                                      -------------------
                                                                                              $         $

Cash Flows Used In Operating Activities

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (37,510)  (30,318)

Adjustments to reconcile net loss to net cash used by operating activities:

Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              17,400    15,257
Donated consulting services . . . . . . . . . . . . . . . . . . . . . . . .               9,000     6,000
Donated rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,250     1,500

Changes in operating assets and liabilities

Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 150         -
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -     1,779
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 244         -
----------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities . . . . . . . . . . . . . . . . . . .              (8,466)   (5,782)
----------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

Advances from related party . . . . . . . . . . . . . . . . . . . . . . . .               3,000     3,750
Repayment of notes payable. . . . . . . . . . . . . . . . . . . . . . . . .                   -   (19,140)
----------------------------------------------------------------------------------------------------------

Cash Flows Provided by (Used In) Financing Activities . . . . . . . . . . .               3,000   (15,390)
----------------------------------------------------------------------------------------------------------

Decrease in cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (5,466)  (21,172)

Cash, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . .               9,996    36,148
----------------------------------------------------------------------------------------------------------

Cash, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . .               4,530    14,976
==========================================================================================================


Non-Cash Financing Activities

Common shares issued to purchase mineral claim option . . . . . . . . . . .               6,500         -
Notes payable issued to purchase mineral claim option . . . . . . . . . . .              10,000         -
Notes payable issued to purchase license. . . . . . . . . . . . . . . . . .                   -    30,000
==========================================================================================================


Supplemental Disclosures

Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -         -
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -         -
==========================================================================================================


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

The Company emerged from being a development stage company during the fiscal year ended March 31, 2003. In a development stage company, management devoted most of its activities to establishing the business. Planned principal activities have generated significant revenue however; the Company has a deficit of $126,902 at December 31, 2003 and a working capital deficiency at December 31, 2003 of $33,688. The Company plans to generate sufficient cash flow from sales to meet its long-term requirements. Although existing cash and cash flow from sales is expected to fulfill future capital needs, if sales in the long-term are insufficient, the Company may need additional capital to carry out its business plan. In the event that the Company requires more capital, no commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. There is substantial doubt regarding the Company's ability to continue as a going concern.

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

d)     Use  of  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where significant estimates have been applied include the value of donated services and recoverability of license costs. Actual results could differ from those estimates.

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

h)     Comprehensive  Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2003 and 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

i)     Financial  Instruments

The fair values of cash and equivalents, accrued liabilities, advances from a related party, and note payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

k)     Recent  Accounting  Pronouncements
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation. In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position was not material.
FASB has also issued SFAS No. 145, 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

3.     Product  License

The Company acquired the right to market and sell a Digital Data Recorder product line (the "License") in the states of North Dakota, South Dakota, Nebraska, Kansas, Montana, Wyoming, and Colorado. The licensed product consists of 0 to 40 Megabit per second Bit Error Rate Testers that are configured for laboratory and onsite use. Models consist of laboratory, rack mount and portable versions. The licensor maintains the right to set the minimum price of the licensed products. The license was acquired on September 22, 2000 and has a four-year term. The license was purchased by the Company for $16,000 cash from Reach Technologies, Inc. ("Reach"), which is one-third owned by the President of the Company and two-thirds owned by arms-length parties. Reach manufactures all of the products that the Company sells. Under the terms of the License agreement, the Company purchases products from Reach and resells them.

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

On June 10, 2002 the Company agreed to pay $30,000 in the form of a note payable, due June 30, 2004, to amend the License agreement to include a worldwide exclusive license for data recorders in the 41 to 160 mega bit per second range. Interest accrues on the unpaid principal amount of $20,974 at a rate of 7% per annum and matures June 30, 2004 and is due on demand in the event of termination for cause, which includes breach of the agreement; the bankruptcy or insolvency of Golden Hand Resources Inc.; or the conviction of Golden Hand Resources Inc., its officers or directors, of any crime involving moral turpitude. As at December 31, 2003, the balance owing on the note payable is $20,974 and accrued interest of $2,878 is included in accrued liabilities.

The amortization of the license for the remainder of the license agreement is as follows:
                              $

2004                      5,928
2005                     11,857
-------------------------------

                         17,785
===============================

4.     Mineral  Claim

On July 31, 2003 the Company acquired an option to purchase the Dalhousie Mineral Claim, situated in the Stewart Area, Skeena Mining Division in the Province of British Columbia, Canada. The purchase price was $10,000 payable to the vendor within ninety days of the date of the Sale Agreement ("the Agreement"). The Company, pursuant to the Agreement, was required to split the common shares on a two for one basis and cancel an appropriate number of shares held by the Company's President to leave 10,100,000 post-split shares issued and outstanding prior to any share issuances to the vendor. The cancellation of shares held by the Company's President was completed as of December 31, 2003. Pursuant to the Agreement the Company was required to issue 100,000 post-split shares within ninety days of the date of the Agreement (see Note 6(a)) and 100,000 post-split shares on the beginning of any exploration program which the Company carries out on the Dalhousie Claim. Also, pursuant to the Agreement, the Company is to issue 300,000 post-split common shares to the vendor, upon the Dalhousie Claim being put into commercial production.

On September 1, 2003 the Company amended its Agreement such that the cash purchase price of the Dalhousie Mineral Claim was made by way of promissory note and that upon issue of the first tranche of 100,000 shares, the option portion of the Agreement would complete and transfer of claims and title would pass to the Company as described in the Agreement.

On October 6, 2003 the Company completed its option on the Dalhousie Mineral Claim by issuing 100,000 shares to the vendor pursuant to the Agreement. The Company's President also caused 10,062,000 shares of the Company held by him to be cancelled.

As at December 31, 2003, the balance owing on the note payable is $10,000 and accrued interest of $233 is included in accrued liabilities.


5.     Related  Party  Transactions/Balances

a) A company controlled by the President of the Company donated services valued at $9,000 (2002 - $9,000) and rent valued at $2,250 for the nine months ended December 31, 2003 (2002 - $2,250). These amounts were charged to operations and classified as "donated capital" in stockholders' equity.

b) The Company's President and controlling shareholder is also a 50% shareholder in Reach Technologies, Inc. ("Reach"). The other shareholders of Reach are not related to the Company. Under the terms of the license agreement with Reach, which was negotiated at a time when the Company's President was a one third shareholder in Reach and therefore at arms length, the Company acquires products from Reach for sale to unrelated third parties. The Company made no purchases from Reach during the nine month period ending December 31, 2003.


6.     Common  Stock
During the period the Company approved a two for one split of common shares. All per share amounts have been retroactively adjusted to reflect the stock split.

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

Donated  Services  And  Donated  Rent
Golden Hand Resources Inc.'s president does not currently draw a salary and provides office rent to the Company at no charge. Donated services and donated rent are an estimate of the fair value of services and rent that are provided.

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

2. On July 31, 2003 Golden Hand Resources Inc. acquired an option to purchase the Dalhousie Mineral Claim, situated in the Stewart Area, Skeena Mining Division in the Province of British Columbia, Canada. On October 6, 2003 Golden Hand Resources Inc. completed its option on the Dalhousie Mineral Claim by issuing 100,000 shares to the seller pursuant to the Agreement. Golden Hand Resources Inc. intends to develop an exploration program for the Dalhousie Mineral Claim

RESULTS  OF  OPERATIONS
-----------------------
At December 31, 2003, Golden Hand Resources Inc. had $4,685 in current assets and $38,373 in current liabilities. Golden Hand Resources Inc. intends to pay the current liabilities out of cash on hand, sales from its product license line or through a share offering. Cash decreased by $5,466 during the nine month period for a balance of $4,530 at December 31, 2003.

Golden Hand Resources Inc. issued a promissory note payable of $10,000, upon the acquisition of the Dalhousie Mineral Claim option, resulting in the total promissory notes owing of $30,974 at period-end. After recording amortization of $17,400 during the period, the net license value is $17,786.

Revenues were $Nil for the three and nine month period ended December 31, 2003 compared with $70,389 and $82,889 for the same periods last year respectfully. Golden Hand Resources Inc.'s future plans include continuing to market the licensed product line. The market for the product includes aircraft and spacecraft manufacturers, both private and government, involved in both military and nonmilitary applications and it is anticipated that these will be the focus of selling efforts. Golden Hand Resources Inc. will begin marketing the product to new target companies as they are identified. In addition Golden Hand Resources has diversified its business by acquiring an option to purchase the Dalhousie Mineral Claim, situated in the Stewart Area, Skeena Mining Division in the Province of British Columbia, Canada. The purchase price was $10,000 payable to the vendor by way of a note payable due September 1, 2004. The Company, pursuant to the Agreement, has split the common shares on a two for one basis and the president has cancelled 10,062,000 post split shares. Pursuant to the Agreement, on October 6, 2003 the Golden Hand Resources Inc. completed its option on the Dalhousie Mineral Claim by issuing 100,000 shares to the seller. A further 100,000 post split shares are to be issued on the beginning of any exploration program which the Company carries out on the Dalhousie Claim. Also, pursuant to the Agreement, the Company is to issue 300,000 post split common shares to the vendor, upon the Dalhousie Claim being put into commercial production.

Total expenses decreased $3,997, over the comparable nine month period in the previous year, to $37,510. This net decrease was due mostly to:

1. an increase in amortization expense of $2,143, resulting from the increased license cost, discussed above, over the prior period,
2. a decrease in communications expenses associated with the company filing its own EDGAR report, and
3. a decrease in consulting fees of $5,644 paid in the prior period for the marketing of the its licensed product line .

Included in total expenses is $9,000 in consulting fees and $2,250 in rent, which was donated by the President of Golden Hand Resources Inc. and therefore did not require cash.

Net loss for the nine month period ended December 31, 2003 was $37,510 compared with $30,318 for the same period last year. The increase is due to a lack of sales of the licensed product line compared with the comparable prior year period. Golden Hand Resources Inc. is hopeful that sales of the licensed product line will materialize however expenditures with respect to the acquisition of the Dalhousie property and the related business expansion are expected to continue. Golden Hand Resources Inc. does expect to incur losses over the next several years because it is expected that the write off of future exploration expenses will exceed revenue from sales of the licensed product line and in general, travel and wage, expenses are expected to increase with sales.

Additionally costs associated with raising additional cash to begin an exploration program have not been quantified.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
Golden Hand Resources Inc. does not expect the $4,530 in cash on hand to satisfy its cash requirements over the next 12 months. Golden Hand Resources Inc. hopes to generate sufficient cash flow from sales to support long term continued operations with respect to the licensed product line and intends to raise capital to begin an exploration program on the Dalhousie Mineral Claim. No commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to Golden Hand Resources Inc. or at all.

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

Other than the following, Golden Hand Resources Inc. knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on its short and long term liquidity:

On February 6, 2003, Golden Hand Resources Inc. filed a Form 8-K with respect to "Other Events" in which the company signed a Management Consulting Agreement with Feit Hannebauer to represent Golden Hand Resources Inc. in identifying, exploring, developing and exploiting mineral deposits in Europe and Asia. Under the terms of the agreement Mr. Hannebauer shall have the following responsibilities:

a.   To  promote  the  corporate  abilities  of  Golden  Hand  in the Territory.

b.   Target  mining  and  mining  related  opportunities  in  the  Territories.

c. Solicit and procure Mineral properties on behalf of Golden Hand on terms and conditions to be determined by Golden Hand on a case by case basis.

d. Evaluate in concert with experts the potential of mining exploration and exploitation in the territories and relate these opportunities to Golden Hand.

e. Submit Monthly reports to Golden Hand concerning new contacts established and mining opportunities under investigation, including: location, size, grade, stage of development and any government participation or problems.

f. VEIT shall not, without Golden Hand's prior written approval, alter, make representations or guarantees concerning the already negotiated agreements or commit the company in anyway on new or potential projects.

Golden Hand Resources Inc.'s license with Reach Technologies Inc. expires on September 30, 2004. The license is renewable by mutual agreement between Golden Hand Resources Inc. and Reach Technologies Inc. for additional three-year periods. Golden Hand Resources Inc. has not yet commenced discussions with Reach Technologies Inc. with respect to the license renewal.

Other than the Management Consulting Agreement and the license renewal discussed above, Golden Hand Resources Inc. does not have material commitments for capital expenditures. If Golden Hand Resources Inc. is successful in renewing its license agreement it intends to fund any required capital expenditure though future sales revenues and/or debt or equity financing.

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

ITEM  5.  OTHER  INFORMATION

1. On August 11, 2003 Golden Hand Resources Inc. split its common shares on a 2 for 1 basis. Each shareholder of record at the end of business on August 11, 2003 received two shares in Golden Hand Resources for each share outstanding in the name of the shareholder. All share amounts have been retroactively adjusted for all periods presented

2. On December 30, 2003 the President of Golden Hand Resources Inc. cancelled 10,062,000 shares held by him in his name pursuant to the agreement for the acquisition of the Dalhousie Mineral Claim.

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 17 of this Form 10-QSB, which is incorporated herein by reference.

(B)  REPORTS  ON  FORM  8-K.

On August 1, 2003, Golden Hand Resources Inc. filed a Form 8-K with respect to "Acquisition or Disposition of Assets" as discussed in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this form 10-QSB.

On August 27, 2003, Golden Hand Resources Inc. filed a Form 8-K with respect to "Other Information" in which the company changed its name to Golden Hand Resources Inc.

On September 2, 2003, Golden Hand Resources Inc. filed a Form 8-K/A with respect to "Other Events" in which the company amended the item number used in the August 1, 2003 8K from Item 2 "Acquisition or Disposition of Assets" to Item 5 "Other Events"

On September 19, 2003, Golden Hand Resources Inc. filed a Form 8-K with respect to "Other Events" were it amended its option agreement as discussed in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Golden  Hand  Resources  Inc.

     Date:  February  9,  2004

/s/  Mike  Frankenberger
------------------------

Mike  Frankenberger
President,  Chief  Executive  Officer  Chief  Financial  Officer  and  Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                Date
------------------------  ----------------------------------   -----------------
/s/  Mike  Frankenberger  President, Chief Executive Officer    February 9, 2004
                          Chief  Financial  Officer
                          and  Director

/s/  Mike  Frankenberger  Controller  and                       February 9, 2004
                          Principal  Accounting  Officer

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

Date:  February  9,  2004

/s/  Mike  Frankenberger
Mike  Frankenberger
President,  Chief  Executive  Officer  and  Chief  Financial  Officer

                                INDEX TO EXHIBITS

Exhibit No.   .Description
--------------------------------------------------------------------------------
99.1 Certification Of Chief Executive Officer And Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------