Form 10KSB
period 2004-03-31
GOLDEN HAND RESOURCES INC
filed 2004-06-14
CIK 1137883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


 [X]     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
         OF 1934

                        FOR THE YEAR ENDED MARCH 31, 2004

 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________ TO ________.

                        COMMISSION FILE NUMBER 333-61610


                          GOLDEN HAND RESOURCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               WASHINGTON                                     91-2061053
     (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                              36 DERECH BAIT LECHEM
                                JERUSALEM, ISRAEL
                                011-97-2-673-7445

    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The issuer's total revenues for the year ended March 31, 2004, were $0.

As of June 5, 2004, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $2,137,080, based on the closing price of $.66 as reported on the OTC BB operated by the NASD. Shares of common stock held by each officer and director and by each person or group who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the registrant.

At June 5, 2004, the number of shares outstanding of the Registrant's Common Stock, $0.0001 par value, was 10,238,000.

                                     PART I

Unless we say otherwise, references in this document to "we", "us" or "our" refer to Golden Hand Resources, Inc., a Washington corporation.

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

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

We were incorporated under the laws of the State of Washington on September 22, 2000, under the name Wizbang Technologies, Inc. On August 19, 2003, Wizbang Technologies Inc. amended its Certificate of Incorporation to change its name to Golden Hand Resources, Inc.

BACKGROUND

      1. The marketing of our licensed product line consists of high-tech instruments that are used to record information transferred from distant sources like aircraft and satellites. Simply put the recorders are high speed tape recorders that are capable of recording information relayed by several types of satellites and aircraft. Some of the data that can be recorded include fuel consumption, engine rotation per minute, time, pictures recorded by cameras, load stresses recorded by sensors and the status of various equipment on the craft such as batteries or radar. The recorder operates basically the same as a VCR with all the same play, fast-forward, rewind, record, scheduled operation, and other similar functions. The product line is unique in that it can record information from satellites at speeds required by those satellites. The licensed product line consists of recorders capable of recording at speeds up to 160 Megabits per second. The recorders are configured for both laboratory and onsite use. Models consist of laboratory, rack mount and portable versions.

      2. On July 31, 2003 Golden Hand Resources, Inc. acquired an option to purchase the Dalhousie Mineral Claim, situated in the Stewart Area, Skeena Mining Division in the Province of British Columbia, Canada. On October 6, 2003 Golden Hand Resources Inc. completed its option on the Dalhousie Mineral Claim by issuing 100,000 shares to the seller pursuant to the Agreement. Golden Hand Resources Inc. intended to develop an exploration program for the Dalhousie Mineral Claim. On May 4, 2004 the Dalhousie Mineral Claim was returned to the vendor in exchange for the forgiveness of $10,408 owing to the vendor.

PRODUCT  DESCRIPTION

Our principal asset is a license to distribute various high-tech products that are used to record information transferred from distant sources like aircraft and satellites. The recorders are high speed tape recorders that are capable of recording information relayed by several types of satellites and aircraft. Some of the data that can be recorded include fuel consumption, engine rotation per minute, time, pictures recorded by cameras, load stresses recorded by sensors and the status of various equipment on the craft such as batteries or radar. The recorder operates basically the same as a VCR with all the same play, fast-forward, rewind, record, scheduled operation, and other similar functions. The recorded information is used by developers of aircraft and spacecraft to make informed design decisions during the development process. For example, developers use engine rotation per minute information in conjunction with fuel consumption to make engine design modifications in aircraft. The licensed product line consists of recorders capable of recording at speeds up to 160 Megabits per second and the market for the product is limited to those craft that send information at rates equal to or less than that speed. The recorders are configured for both laboratory and onsite use. Models consist of laboratory, rack mount and portable versions.

THE REACH TECHNOLOGIES, INC. LICENSE

On September 22, 2000, we acquired from Reach Technologies Inc. the rights to distribute the Reach Technologies Inc. recorder product line for the purpose of selling the product in the marketplace. We, which at the time were owned by
Wizbang Technologies Inc.'s president, Mike Frankenberger, a one third shareholder in Reach Technologies Inc., paid $16,000 for the license. The price for the license was determined through arms length negotiation between Mr. Frankenberger and two controlling shareholders of Reach Technologies Inc. Those two shareholders are not related to Mr. Frankenberger. Reach Technologies Inc. manufactures all of the products that we sold.

Under our license with Reach Technologies Inc., Wizbang Technologies Inc. had the exclusive right to distribute and market the Reach Technologies Inc. licensed product line within our licensed territories. On October 31, 2001, we agreed to pay $20,000 in the form of a note payable, due October 31, 2003, to amend the License agreement to a worldwide exclusive license, except in the territories of Washington DC, Virginia, West Virginia, Maryland, Pennsylvania, New York, Connecticut, Massachusetts, New Hampshire, Maine, Ohio, Kentucky and Tennessee where the license will be non-exclusive.

On June 10, 2002 we amended our license agreement with Reach Technologies Inc. to include an exclusive worldwide license to sell Data recorders in the 41 to 160 Megabits per second range. Under the terms of the agreement we agreed to pay $30,000 in the form of a note payable, due June 30, 2004, to amend the License agreement to include a worldwide exclusive license for the sale of Data recorders in the 41 to 160 Megabits per second range. All other terms in the Licensing Agreement remain the same.

On May 4, 2004 we amended the License Agreement with Reach Technologies Inc. in exchange for a cash payment of $4,233 and the forgiveness of the remaining balance on the promissory note of $16,741 and accrued interest of $3,653. We agreed to convert the license to a worldwide non-exclusive license.

EVENTS SUBSEQUENT TO MARCH 31, 2004

On May 21, 2004, our President, Michael Frankenberger (the "Seller") closed on a share purchase agreement (the "Share Purchase Agreement") with certain buyers ("Buyers") pursuant to which the Buyers, in a private transaction, purchased an aggregate of 6,880,000 shares of our currently outstanding restricted shares of common stock ("Common Stock") of Golden Hand Resources, Inc. (the "Company") for an aggregate purchase price paid to the individual Seller of $160,750.

In connection with the consummation of the transaction, Michael Frankenberger resigned as President of the Company and appointed Irit Arbel as the new President and a director of the Company. Mr. Frankenberger will remain The Company's assistant Secretary and on the Company's Board of Directors. Since June 2003, Ms. Arbel has served as the President and CEO of Pluristem, Inc., a stem cell research company traded on the OTCBB. From February 1998 through December 2002, Ms. Arbel served as a sales manager for Merck, Sharp & Dohme in Israel. Ms. Arbel received a Bachelor's Degree in Biology from Hebrew University in 1983 and a Masters and PHD in Medical Sciences from Technion University in 1988. She is a member of the Neurological Association and American Society of Hematology.

As a result of these transactions, each of the following individuals may be deemed to beneficially own, as a group, an aggregate of 67.2% of the Company's outstanding shares: Irit Arbel; Rachel Even; Inon Barnea; Ilana Nehorai; Elazar Nehorai; Osnat Reuvani; Iris Nehorai; Yoram Drucker; Gil Masty; Jonathan Berlin; Elan Drucker; and Erez Shwartz.

In connection with the above stated transaction, as part of the Share Purchase Agreement, the Company has entered into an amended license agreement with Reach Technologies, Inc. Whereas the Company had licensed the right to market digital data recorders from Reach technologies, Inc., the parties agree that, in exchange for a payment of $4,233 and the foregiveness of the remaining promissory notes of $16,741 and all of the remaining accrued interest of approximately $3,653 owed by the Company to Reach Technologies, Inc., the Company agrees to convert the license agreement to a worldwide non-exclusive license.

Furthermore, the Company has entered into a letter of intent with Ramot at Tel Aviv University Ltd., a company organized under the Laws of the State of Israel which is the technology transfer company of Tel Aviv University. The Company has entered into such Letter of Intent to license certain stem cell technology developed by Professor Eldad Melamed, Dr. Danny Offen and Yossef Levy at the Felsenstein Medical Research Center of Tel Aviv University. Terms of the license agreement have not been finalized and the transaction is subject to customary closing conditions, including but not limited to consents and board approvals. There can be no assurance as to whether or when the transaction will close.

PLAN OF OPERATION

We intend to enter into a Research and License Agreement with Ramot located in Israel. In addition to granting us a license under certain stem cell technology developed by Professor Eldad Melamed (MD), Dr. Daniel Offen (PhD) and Yossef
Levy (MSc) at the Felsenstein Medical Research Center of Tel Aviv University, the Research and License Agreement would also relate to the rights of a grant to us to have a license from Ramot with regard to the results of research relating to such technology conducted and to be funded by us and conducted at the Felsenstein Medical Research Center of Tel Aviv University, under the supervision of Professor Eldad Melamed and Dr. Daniel Offen in accordance with a defined research plan and budget. We intend to sponsor the research for four years. It is intended that Prof. Melamed's and Dr. Offen's team would continue the research of applications of adult stem cell transplantation for neurodegenerative diseases with an initial focus on treatment for Parkinson's Disease. There can be no assurance that a definitive Research and License Agreement will be executed. We are currently negotiating the terms and details of such proposed arrangement.

EMPLOYEES

As of June 5, 2005, we currently only have two executive officers, and no day to day employees. We are currently managed by Ms. Irit Arbel our President. We currently use consultants, attorneys and accountants as necessary. If and when we consummate a transaction with Ramot, we may engage additional employees, researchers and/or scientific directors.

Transfer Agent

      Our transfer agent is First American Stock Transfer, located at 706 E. Bell Rd, Suite 202, Phoenix, AZ 85022-6642.

ITEM 2.  DESCRIPTION OF PROPERTY

Our address is 36 Derech Bait Lechem, Jerusalem, Israel. We are provided with such space at no charge from one of our current shareholders. We intend to lease new office space in the United States and/or in Israel, if and when, we finalize a Research and License Agreement with Ramot. Until that time, we believe that our current space facility is generally suitable and adequate to accommodate our current operations.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a)  Market Information

Our common stock commenced trading on the Over-the-Counter Bulletin Board (the "OTC BB") operated by the NASD under the symbol "WZBG.OB" on May 29, 2003. When we changed our name to Golden Hand Resources, we changed our symbol to "GDNH". The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions.

                                          Common Stock
                                          ------------
PERIOD                                HIGH             LOW
----------                            ----             ---

Quarter ending June 30, 2003         $0.15           $0.04

Quarter ending September 30, 2003    $0.51           $0.05

Quarter ending December 31, 2003     $1.20           $0.40

Quarter ending March 31, 2004        $1.25           $0.90


Such prices account for a 2:1 stock split of our common stock in August 2003. Our securities are subject to the Securities and Exchange Commission's "penny stock" rules. The penny stock rules may affect the ability of owners of shares of our common stock to sell them. There may be a limited market for penny stocks due to the regulatory burdens on broker-dealers. In addition the market among dealers may not be active. Investors in penny stocks often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers might be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

b)  Holders

As of June 6, 2004, there were approximately fifty shareholders of record holding a total of 10,238,000 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

c)  Dividend

      We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. Our Board of Directors intends to follow a policy of using retained earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, if any, financial condition, capital requirements and other factors.

d) Recent Sales Of Unregistered Securities from January 1, 2004 through March 31, 2004.

      We did not issue any shares of unregistered securities for the fourth Quarter ended March 31, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2004, we had $4,759 in total current assets and $47,667 in current liabilities. Cash decreased by $5,392 during the year for a balance of $4,604 at year-end.

Revenues were $0 for the year ended March 31, 2004 compared with $82,889 for the same period last year.

Total operating expenses increased $15,300, over the previous year, to $73,295. This net increase was largely due to:

1. an increase in amortization expense of $2,143 resulting from the increased license cost discussed above,
2. an increase in bank charges and interest of $853 due to the increase in notes payable,
3.   an increase in mineral properties of $16,000, and
4.   an increase in travel expenses of $3,916.

Included in total expenses is $12,000 in consulting fees and $3,000 in rent which was donated by the former President of the Company, Michael Frankenberger, and therefore did not require cash.

Net loss for the fiscal year ended March 31, 2004 was $73,295 as compared with $46,806 during the previous fiscal year.

The Company has a deficit of $162,687 at March 31, 2004 and a working capital deficiency of $42,908 as of March 31, 2004. In the event that the Company requires more capital, no commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. There is substantial doubt regarding the Company's ability to continue as a going concern.

Our license with Reach Technologies Inc. expires on September 30, 2004. The license is renewable by mutual agreement between us and Reach Technologies Inc. for an additional three-year periods. We have not yet begun discussions with Reach Technologies Inc. with respect to the license renewal.

We do not foresee any significant changes in the number of our employees over the next twelve months except in the event we finalize our Research and License Agreement with Ramot or complete any other acquisitions which would require the Company to hire additional employees related to that business.

We have not paid dividends on our common stock, and we intend to reinvest our earnings, if any, to support its working capital and expansion requirements.

We do not expect to sell any manufacturing facilities or significant equipment over the next twelve months except within the demands of potential acquisitions that the Company may pursue.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The following is disclosure regarding recent accounting pronouncements and their effect or potential effect on our financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN No. 46") as superseded in December 2003 by FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities--an interpretation of ARB 51 ("FIN No. 46R"). FIN No. 46R requires the primary beneficiary of a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. FIN No. 46R is applicable for the Company starting February 1, 2004. We do not expect the adoption of FIN No. 46R to have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not impact our financial position, cash flows or results of operations.

In December 2003, the SEC issued SAB 104. This staff accounting bulletin revises or rescinds certain sections of SAB 101, which gives interpretation guidance about revenue recognition. SAB 104 makes the interpretive guidance of SAB 101 consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 in the fourth quarter of fiscal 2004 did not impact our financial position, cash flows or results of operations.

RISK FACTORS

You should carefully consider the following risks and the other information contained in this Annual Report. The price of our common stock could decline due to any of these risks, and you could lose all or part of your investment. You also should refer to the other information included in this Report, including the financial statements and related notes thereto. In addition, the risks described below are not the only ones facing us. We have described only the risks we consider material. However, there may be additional risks that we view as not material or of which we are not presently aware. If any of the events described below were to occur, our business, prospects, financial condition or results of operations or cash flow could be materially adversely affected. When we say that something could or will have a material adverse effect on it, we mean that it could or will have one or more of these effects.

WE ARE A START UP COMPANY THAT HAS RECENTLY COMMENCED COMMERCIAL OPERATIONS AND THEREFORE DO NOT HAVE THE EXPERIENCE TO PREDICT WHETHER WE WILL GENERATE REVENUE IN THE FUTURE

We are start up company. As a result, our business model is still in an evolving stage. Since we have only recently commenced operations, we do not have the benefit of the many years of experience that some other companies have and can use to modify their business plans and optimize their business strategies. Our ability to generate revenue and income is unproven.

WE MAY NOT BE ABLE TO RAISE ADDITIONAL FINANCING IF NEEDED FOR OUR BUSINESS AND IN THE EVENT OF A BANKRUPTCY SHAREHOLDERS COULD LOSE THEIR ENTIRE INVESTMENT

Our ultimate success may depend on our ability to raise additional capital. Failure to raise the necessary funds in a timely fashion will severely effect our operations and we would be unable to implement our business plan. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of its common stock and its stockholders may experience additional dilution. In the event of a bankruptcy in either case, shareholders could loose their entire investments as a result of the senior preferences or privileges. No definitive commitments to provide additional funds have been made by management or other shareholders. When additional capital is needed, we may not be able to source funds that can be obtained on terms acceptable to us.

OUR AUDITORS HAVE EXPRESSED THAT THERE IS SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN AND THEREFORE INVESTORS COULD LOOSE THEIR ENTIRE INVESTMENT.

Our auditors have expressed that there is substantial doubt regarding the Company's ability to continue as a going concern. We have not generated significant revenues since inception. We may not be able to sell any of our products at a profit sufficient to cover operating expenses and may not be able to consummate a Research and License Agreement with Ramot. There is therefore substantial doubt regarding our ability to continue as a going concern.

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

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR STOCK DUE TO THE WAY IN WHICH STOCK TRADES ARE HANDLED BY BROKER-DEALERS

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

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR STOCK DUE TO FEDERAL PENNY STOCK REGULATIONS

      The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

      o that a broker or dealer approve a person's account for transactions in penny stocks; and
      o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      o obtain financial information and investment experience objectives of the person; and
      o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

      The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

      o sets forth the basis on which the broker or dealer made the suitability determination; and
      o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

      Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

      Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

LIMITED LIABILITY OF OUR EXECUTIVE OFFICERS AND DIRECTORS MAY DISCOURAGE SHAREHOLDERS FROM BRINGING A LAWSUIT AGAINST THEM.

Our Articles of Incorporation contain provisions that limit the liability of our directors for monetary damages and provide for indemnification of our officers and directors. These provisions may discourage shareholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited the shareholders. In addition, a shareholder's investment in our Company may be adversely affected to the extent that costs of settlement and damage awards against officers or directors are paid by us pursuant to the indemnification provisions of the articles of incorporation. The impact on a shareholder's investment in terms of the cost of defending a lawsuit may deter the shareholder from bringing suit against one of our officers or directors. We have been advised that the SEC takes the position that these provisions do not affect the liability of any director under applicable federal and state securities laws.

ITEM 7.  FINANCIAL STATEMENTS


Golden Hand Resources Inc.
(formerly Wizbang Technologies, Inc.)


                                                                           Index


Independent Auditors' Report...............................................F-1

Balance Sheets.............................................................F-2

Statements of Operations...................................................F-3

Statements of Cash Flows...................................................F-4

Statement of Stockholders' Equity..........................................F-5

Notes to the Financial Statements..........................................F-6

                         [LETTERHEAD OF MANNING ELLIOTT]

                          Independent Auditors' Report
                          ----------------------------


To the Stockholders and Board of Directors of Golden Hand Resources Inc. (formerly Wizbang Technologies, Inc.)


We have audited the accompanying balance sheets of Golden Hand Resources Inc. (formerly Wizbang Technologies, Inc.) as of March 31, 2004 and 2003 and the related statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Golden Hand Resources Inc. (formerly Wizbang Technologies, Inc.), as of March 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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


/s/ "Manning Elliott"
---------------------------------

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 26, 2004

Golden Hand Resources Inc.
(formerly Wizbang Technologies, Inc.)
Balance Sheets
(Expressed in U.S. Dollars)


                                                            March 31,  March 31,
                                                              2004       2003
                                                                $          $

ASSETS

Current Assets

  Cash                                                         4,604      9,996
  Prepaid expenses                                               155        305
--------------------------------------------------------------------------------

Total Current Assets                                           4,759     10,301
--------------------------------------------------------------------------------

Product License (Note 3)
  Cost                                                        66,000     66,000
  Accumulated Amortization                                   (54,529)   (30,815)
--------------------------------------------------------------------------------

Net                                                           11,471     35,185
--------------------------------------------------------------------------------

Total Assets                                                  16,230     45,486
================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable                                               140         --
  Accrued liabilities                                          6,509      4,154
  Notes payable (Notes 3 and 4)                               30,974     20,974
  Advance from related party (Note 5(b))                      10,044         --
--------------------------------------------------------------------------------

Total Liabilities                                             47,667     25,128
--------------------------------------------------------------------------------

Contingencies and Commitments (Notes 1, 3 and 4)

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 20,000,000 preferred shares authorized
with par value $.0001; none issued                                --         --

Common stock: 100,000,000 common shares authorized with
par value $.0001; 10,238,000 and 20,200,000 issued and
outstanding, respectively                                      1,024      2,020

Additional paid in capital                                    81,476     73,980

Donated capital (Note 5(a))                                   48,750     33,750
--------------------------------------------------------------------------------

                                                             131,250    109,750

Deficit                                                     (162,687)   (89,392)
--------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                         (31,437)    20,358
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)          16,230     45,486
================================================================================


   (The accompanying notes are an integral part of the financial statements)

Golden Hand Resources Inc.
(formerly Wizbang Technologies, Inc.)
Statements of Operations
(Expressed in U.S. Dollars)


                                                                Year Ended
                                                                 March 31,
                                                            2004          2003
                                                             $             $

Revenues                                                       --        82,889

Cost of Sales                                                  --        71,700
--------------------------------------------------------------------------------

Gross Margin                                                   --        11,189
--------------------------------------------------------------------------------

Operating Expenses

  Amortization                                             23,714        21,571
  Bank charges and interest                                 2,348         1,495
  Communication                                             3,240         4,042
  Consulting (Note 5(a))                                   12,000        17,644
  Mineral properties                                       16,500            --
  Professional fees                                         8,577        10,243
  Rent                                                      3,000         3,000
  Travel                                                    3,916            --
--------------------------------------------------------------------------------

Total Operating Expenses                                   73,295        57,995
--------------------------------------------------------------------------------

Net Loss for the Year                                     (73,295)      (46,806)
================================================================================


Net Loss Per Share - Basic and Diluted                      (0.00)        (0.00)
================================================================================


Weighted Average Shares Outstanding                    17,100,000    20,200,000
================================================================================


   (The accompanying notes are an integral part of the financial statements)

Golden Hand Resources Inc.
(formerly Wizbang Technologies, Inc.)
Statements of Cash Flows
(Expressed in U.S. Dollars)


                                                                Year Ended
                                                                 March 31,
                                                             2004        2003
                                                              $           $

Cash Flows From Operating Activities

  Net loss                                                 (73,295)     (46,806)

Adjustments to reconcile net loss to net cash used by operating activities:

  Amortization                                              23,714       21,571
  Donated consulting services                               12,000       12,000
  Donated rent                                               3,000        3,000
  Mineral property acquisition                              16,500           --

Change in operating assets and liabilities

  Decrease in prepaid expenses                                 150          445
  Increase in accounts payable                                 140           --
  Increase in accrued liabilities                            2,355        2,778
--------------------------------------------------------------------------------

Net Cash Used In Operating Activities                      (15,436)      (7,012)
--------------------------------------------------------------------------------

Cash Flows From Financing Activities

  Advances from related party                               10,044           --
  Repayment of notes payable                                    --      (19,140)
--------------------------------------------------------------------------------

Net Cash Flows From (Used In) Financing Activities          10,044      (19,140)
--------------------------------------------------------------------------------

Decrease In Cash                                            (5,392)     (26,152)

Cash, Beginning of Year                                      9,996       36,148
--------------------------------------------------------------------------------

Cash, End of Year                                            4,604        9,996
================================================================================


Non-Cash Financing Activities

  Note payable issued to purchase mineral claim option      10,000           --
  Common shares issued to purchase mineral claim option      6,500           --
  Notes payable issued to purchase license                      --       30,000
================================================================================


Supplemental Disclosures

  Interest paid                                                 --           --
  Income taxes paid                                             --           --
================================================================================


   (The accompanying notes are an integral part of the financial statements)

Golden Hand Resources Inc.
(formerly Wizbang Technologies, Inc.)
Statement of Stockholders' Equity
(Expressed in U.S. Dollars)


                                                                             Additional                               Total
                                                                              Paid-in     Donated                 Stockholders
                                                    Shares         Amount     Capital     Capital     Deficit   Equity (Deficit)
                                                       #             $           $           $           $             $
Balance - March 31, 2002                           20,200,000       2,020       73,980     18,750     (42,586)        52,164

Value of rent donated by related party                     --          --           --      3,000          --          3,000

Value of services donated by related party                 --          --           --     12,000          --         12,000

Net loss for the year                                      --          --           --         --     (46,806)       (46,806)
---------------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2003                           20,200,000       2,020       73,980     33,750     (89,392)        20,358

Common shares issued to purchase mineral option
at $0.065 per share (Note 4)                          100,000          10        6,490         --          --          6,500

Cancellation of common shares (Note 4)            (10,062,000)     (1,006)       1,006         --          --             --

Value of rent donated by related party                     --          --           --      3,000          --          3,000

Value of services donated by related party                 --          --           --     12,000          --         12,000

Net loss for the year                                      --          --           --         --     (73,295)       (73,295)
---------------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2004                           10,238,000       1,024       81,476     48,750    (162,687)       (31,437)
=================================================================================================================================

See Note 6(a) for a two for one split of shares. All per share amounts have been retroactively adjusted to reflect the stock split.


   (The accompanying notes are an integral part of the financial statements)

1.    Company Background

      Golden Hand Resources Inc. (formerly Wizbang Technologies, Inc.) ("the Company") was incorporated in the State of Washington on September 22, 2000. On this date the Company entered into a licensing agreement with Reach Technologies, Inc., a Canadian Corporation. The license agreement allow the Company to sell a Digital Data Recorder product line worldwide.

      On July 31, 2003 the Company acquired an option to purchase the Dalhousie Mineral Claim, situated in the Stewart Area, Skeena Mining Division in the Province of British Columbia, Canada but this agreement was terminated (See Note 8). The Company's principal business plan is to seek immediate earnings by exploiting the license agreement with Reach Technologies, Inc.

      The Company emerged from being a development stage company during the fiscal year ended March 31, 2003. In a development stage company, management devoted most of its activities to establishing the business. The Company has a deficit of $162,687 at March 31, 2004 and a working capital deficiency of $42,908 as of March 31, 2004; however, plans to generate sufficient cash flow from sales to meet its long-term requirements. Existing cash and cash flow from sales is expected to fulfill future capital needs, if sales in the long-term are insufficient, the Company may need additional capital to carry out its business plan. In the event that the Company requires more capital, no commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. There is substantial doubt regarding the Company's ability to continue as a going concern.


2.    Summary of Significant Accounting Principles

      a)    Year End

            The Company's fiscal year end is March 31.

      b)    Cash and Cash Equivalents

            The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

      c)    Long-lived Assets

            Long-lived assets such as licenses and patents are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

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

      g)    Comprehensive Loss

            SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

      h)    Concentrations

            Financial instruments consist of cash and equivalents, accounts payable, accrued liabilities and notes payable. The fair values of these financial instruments were estimated to approximate their carrying values due to their immediate or short-term maturity. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash that is maintained in a US dollar account with a major financial institution in Canada.

            The Company's products are sold to aircraft and spacecraft manufacturers both in government and the private sector. For the fiscal year ended March 31, 2004 the Company had no sales revenues. For the fiscal year ended March 31, 2003 revenues represented sales to two different customers. Two customers accounted for all sales revenue and each represented more than 10% of revenue. Those customers were the Government of China, were the product is being used in a civilian ground station and the National Aeronautics and Space Administration (NASA). These two customers represented approximately 85% and 15% of sales and 90% and 10% of cost of sales, respectively.

      h)    Concentrations

            The Company currently relies on a single supplier of goods that are resold by the Company. The Company currently has no alternative supplier and may not be able to locate such a source. The inability of this supplier to fulfill supply requirements would materially impact future operating results.

      i)    Mineral Property Acquisition and Exploration Costs

            All costs related to the acquisition of mineral properties and any exploration expenses are charged to operations. If any of the Company's mineral properties attains commercial production, any capitalized costs will be amortized on a unit of production basis. If the mineral properties are abandoned or otherwise impaired, any costs that were capitalized are charged to operations.

      j)    Recent Accounting Pronouncements

            In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supercedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.


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

      On June 10, 2002 the Company agreed to pay $30,000 in the form of a note payable, due June 30, 2004, to amend the License agreement to include a worldwide exclusive license for data recorders in the 41 to 160 mega bit per second range. Interest is accrued on the unpaid principal amount of $20,974 at a rate of 7% per annum and matures June 30, 2004 and is due on demand in the event of termination for cause, which includes breach of the agreement; the bankruptcy or insolvency of Golden Hand Resources Inc.; or the conviction of Golden Hand Resources Inc., its officers or directors, of any crime involving moral turpitude. As at March 31, 2004, the balance owing on the note payable is $20,974 and accrued interest of $3,550 is included in accrued liabilities.

      The product license is being amortized on a straight-line basis over four years.

      On May 4, 2004 the Company amended the License Agreement with Reach Technologies Inc. in exchange for a cash payment of $4,233 and the forgiveness of the remaining balance on the promissory note of $16,741 and accrued interest of $3,653. The Company agreed to convert the license to a worldwide non-exclusive license.

      The amortization of the license for the remainder of the license agreement is as follows:

                                      $

      2005                           11,471
      =====================================

4.    Mineral Claim

      On July 31, 2003 the Company acquired an option to purchase the Dalhousie Mineral Claim, situated in the Stewart Area, Skeena Mining Division in the Province of British Columbia, Canada. The purchase price was $10,000 payable to the vendor within ninety days of the date of the Sale Agreement ("the Agreement"). The Company, pursuant to the Agreement, was required to split the common shares on a two for one basis and cancel an appropriate number of shares held by the Company's President to leave 10,100,000 post-split shares issued and outstanding prior to any share issuances to the vendor. The cancellation of shares held by the Company's President was completed as of December 31, 2003. Pursuant to the Agreement the Company was required to issue 100,000 post-split shares within ninety days of the date of the Agreement (see Note 6(a)) and 100,000 post-split shares on the beginning of any exploration program which the Company carries out on the Dalhousie Claim. Also, pursuant to the Agreement, the Company was to issue 100,000 post-split common shares to the vendor, upon the Dalhousie Claim being put into commercial production.

      On September 1, 2003 the Company amended its Agreement such that the cash purchase price of the Dalhousie Mineral Claim was made by way of promissory note and that upon issue of the first tranche of 100,000 shares, the option portion of the Agreement would complete and transfer of claims and title would pass to the Company as described in the Agreement. As at March 31, 2004, the balance owing on the note payable was $10,000 and accrued interest of $408 was included in accrued liabilities.

      On October 6, 2003 the Company completed its option on the Dalhousie Mineral Claim by issuing 100,000 shares to the vendor pursuant to the Agreement. Also pursuant to the Agreement, the Company cancelled 10,062,000 shares owned by the President.

      On May 4, 2004 the Dalhousie Mineral Claim was returned to the vendor in exchange for the forgiveness of $10,408 owing to the vendor.


5.    Related Party Transactions/Balances

      a) A company controlled by the President of the Company donated services valued at $12,000 (2002 - $12,000) and rent valued at $3,000 for the years ended March 31, 2004 (2003 - $3,000). These amounts were charged to operations and classified as "Donated capital" in stockholders' equity.

      b) The President of the Company advanced $10,044 for working capital purposes. The amount is unsecured, non-interest bearing and payable on demand.

      c) The Company's President and controlling shareholder is also a 50% shareholder in Reach Technologies, Inc. ("Reach"). The other shareholders of Reach are not related to the Company. Under the terms of the license agreement with Reach, which was negotiated at a time when the Company's President was a one third shareholder in Reach and therefore at arms length, the Company acquires products from Reach for sale to unrelated third parties. The Company made no purchases from Reach during the year ending March 31, 2004 (2003 - $71,700).


6.    Common Stock

      a) On August 12, 2003. pursuant to the Dalhousie Sale Agreement referred to in Note 4, the Company executed a two for one split of common shares. All per share amounts have been retroactively adjusted to reflect the stock split.

      b) On September 12, 2003, pursuant to the Dalhousie Sale Agreement referred to in Note 4, the Company issued 100,000 common shares to the original vendor of the Dalhousie Mineral Claim.

      c) In December 2003, pursuant to the Dalhousie Sales Agreement referred to in Note 4, the Company cancelled 10,062,000 shares owned by the President.


7.    Income Taxes

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

      The Company has net operating loss carry forwards of $113,000 to offset future years taxable income expiring in fiscal 2015 through 2018.

      The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                               2004       2003
                                                $          $

          Net Operating Losses                57,000     33,583
          Statutory Tax Rate                      34%        34%
          Effective Tax Rate                      --         --
          Deferred Tax Asset                  19,380     11,418
          Valuation Allowance                (19,380)   (11,418)
       ---------------------------------------------------------

          Net Deferred Tax Asset                  --         --
       =========================================================


8.    Subsequent Events

      a) On May 4, 2004 the Company amended the Dalhousie Sale Agreement with the original vendor. In exchange for the forgiveness of the promissory note of $10,000 and accrued interest of $408 owed by the Company, the Dalhousie mineral claim was returned to the vendor.

      b) On May 4, 2004 the Company amended the License Agreement with Reach Technologies Inc. in exchange for a cash payment of $4,233 and the forgiveness of the remaining balance on the promissory note of $16,741 and accrued interest of $3,653. The Company agreed to convert the license to a worldwide non-exclusive license.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with its independent auditors on any matter of accounting principles or practices or financial statement disclosure.


                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,   AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Our directors hold office until the next annual meeting of our shareholders or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.


Name                            Age    Position
--------------------            ---    -------------------------

Irit Arbel                      44     President and Director

Mike  Frankenberber             41     Assistant Secretary and Director


Irit Arbel has served as our President and Director Since April 28, 2004. Dr. Arbel earned her Post Doctorate degree in 1997 in Neurobiology, after performing research in the area of Multiple Sclerosis. Following years of research in the fields of Alzheimer disease, immunology and osteoporosis with numerous publications, Dr. Arbel acquired managerial experience through her position as Israeli Sales Manager of Merck, Sharp & Dohme, a pharmaceutical company, from 1998 to 2002. From 1995 to 1997, Dr. Arbel served as the head of research for Hadassa - Ein Karem Hospital in Jerusalem, Israel. Dr Arbel specialized in the use of pharmaceuticals for neurology, ophthalmology and dermatology treatments. Dr. Arbel also holds a Chemical Engineering degree from the Technion, Israel Institute of Technology.

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

Involvement in Certain Legal Proceedings

      We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 10.  EXECUTIVE COMPENSATION

The following table provides summary information for the fiscal years 2002 and 2003 concerning cash and noncash compensation paid or accrued by us to or on behalf of the president and any other employee(s) to receive compensation in excess of $100,000.

                                                  SUMMARY COMPENSATION TABLE

                                                                                     Long Term Compensation
                                             Annual Compensation                    Awards           Payouts
                                      -----------------------------------   ----------------------   -------
                                                                 Other                  Securities
                                                                 Annual     Restricted  Under-
Name and                                                         compen-    Stock       Lying        LTIP      All Other
Principal                             Salary       Bonus         sation     Awards      Options/     Payouts   Compen-
Position                    Year      ($)          ($)           ($)        ($)         SARs (#)     ($)       sation ($)
-----------------         ------------------------------------------------------------------------------------------------

Irit Arbel                  2003          --          --               --           --           --       --   $        0
President

Mike
Frankenberger
Former President            2001          --          --               --           --           --       --   $    6,000*
And Director                2002  $    4,141          --               --           --           --       --   $    9,000*
                            2003          --          --               --           --           --       --   $   12,000*
                            2004          --          --               --           --           --       --


* This is a non cash item and accounted for as donated capital in the financial statements

Compensation of Directors

There is no plan in place at this time for our directors to be compensated.

We do not have any Stock Option Plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common as of June 5, 2004, by each shareholder who is known by us to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.


Title Of Class     Name And Address Of     Amount And Nature
                   Beneficial Owner        Of Beneficial Owner  Percent Of Class
-----------------  ----------------------  -------------------  ----------------

Common Stock       Irit Arbel                      2,300,000            22.46%
                   c/o Golden Hand
                   Resources, Inc.
                   Suite 679, 185 -
                   911 Yates Street
                   Victoria, British
                   Columbia V6X 2T1,
                   CANADA
-----------------  ----------------------  -------------------  ----------------

Common Stock       Mike Frankenberger                120,000               (*)
                   c/o Golden Hand
                   Resources, Inc.
                   Suite 679, 185 -
                   911 Yates Street
                   Victoria, British
                   Columbia V6X 2T1,
                   CANADA
-----------------  ----------------------  -------------------  ----------------

Common Stock       All Executive                   2,420,000            23.63%
                   Officers and Directors
                   as a Group (2)
-----------------  ----------------------  -------------------  ----------------

(*) Represents less than one percent of our total share of common stock currently outstanding.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A company controlled by our former President, Mike Frankenberger, donated services valued at $12,000 and rent valued at $3,000 for the years ended March 31, 2004. These amounts were charged to operations and classified as "Donated capital" in our stockholders' equity.

Our former President, Mike Frankenberger, advanced $10,044 for working capital purposes. The amount is unsecured, non-interest bearing and payable on demand. Such amount has been repaid in full.

Our former President and controlling shareholder, Mike Frankenberger, is also a 50% shareholder in Reach Technologies, Inc. ("Reach"). The other shareholders of Reach are not related to the Company. Under the terms of the license agreement with Reach, which was negotiated at a time Mike Frankenberger was a one third shareholder in Reach and therefore at arms length, the Company acquires products from Reach for sale to unrelated third parties. The Company made no purchases from Reach during the year ending March 31, 2004.

ITEM 14.  CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures.

      Within the 90 days prior to the date of this Annual Report for the year ended March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's period SEC filings.

      (b) Changes in Internal Control.

      Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

Item 14.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits



Exhibit
Number                    Description
------------------        ------------------------------------------------------

3(a)(i). . . . . .        Articles Of Incorporation Of Wizbang Technologies Inc.
                          (Incorporated  by reference  filed with the  Company's
                          Form S-1 on May 24, 2001).

3(a)(ii) . . . . .        By-laws Of Wizbang Technologies Inc.  (Incorporated by
                          reference filed with the Company's Form S-1 on May 24, 2001 ).

4. . . . . . . . .        Specimen  Share  of  Common  Stock   (Incorporated  by
                          reference filed with the Company's Form S-1 on May 24,
                          2001).

10.1 . . . . . . .        Agreement Between Wizbang  Technologies Inc. And Reach
                          Technologies  Inc  Dated  September  22,  2000 for the
                          right  to  distribute  the  Reach   Technologies  Inc.
                          licensed product line. (Incorporated by reference filed with the Company's Form S-1 on May 24, 2001)

10.2 . . . . . . .        Agreement Between Wizbang  Technologies Inc. And Reach
                          Technologies  Inc Dated  October 31, 2001 amending the
                          Licensing  Agreement  with  Reach  Technologies,  Inc.
                          dated September 22, 2000 as it pertains to new territory. Previously filed with the SEC on November
                          14, 2002 with Wizbang Technologies Inc.'s annual report on Form 10-KSB/A for the fiscal year ended
                          March 31, 2002.

10.3 . . . . . . .        Agreement Between Wizbang  Technologies Inc. And Reach
                          Technologies  Inc Dated  June 10,  2002  amending  the
                          Licensing  Agreement  with  Reach  Technologies,  Inc.
                          dated September 22, 2000 as it pertains to new territory. Previously filed with the SEC on November
                          14, 2002 with Wizbang Technologies Inc.'s current report on Form 8-K/A for the fiscal year ended March
                          31, 2002.

10.4 . . . . . . .        Agreement  Between  Golden Hand  Resources,  Inc.  And
                          Reach  Technologies Inc Dated May 4, 2004 amending the
                          Licensing  Agreement  with  Reach  Technologies,  Inc.
                          dated September 22, 2000.

31.1 . . . . . . .        Certification  of  Principal   Executive  Officer  and
                          Principal  Financial  Officer Pursuant to Exchange Act
                          Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 . . . . . . .        Certification  of  Principal   Executive  Officer  and
                          Principal  Financial  Officer  Pursuant  to 18  U.S.C.
                          1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      (b)  Reports on Form 8-K.

      The Company did not file a Current Report on Form 8-K for the fourth quarter ended March 31, 2004.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GOLDEN HAND RESOURCES, INC.

Date: June 11, 2004                      By: /s/ Irit Arbel
                                        ----------------------------------------
                                        Irit Arbel
                                        President (Principal Executive Officer
                                        and Principal Accounting Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                   Title                               Date
-----------------------     --------------------------------    --------------

/s/ Irit Arbel              President and Director              June 11, 2004
-----------------------
Irit Arbel


/s/ Mike Frankenberger      Director                            June 11, 2004
-----------------------
Mike Frankenberger

                               INDEX TO EXHIBITS

Exhibit
Number                   Description
-------   ---------------------------------------------------------------------

10.4 Agreement Between Golden Hand Resources, Inc. And Reach Technologies Inc Dated May 4, 2004 amending the Licensing Agreement with Reach Technologies, Inc. dated September 22, 2000.

31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.