Form 10QSB
period 2004-06-30
GOLDEN HAND RESOURCES INC
filed 2004-08-17
CIK 1137883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED June 30, 2004
                                    --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________


                         Commission File Number 0-21931

                             GOLDEN HAND RESOURCES INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Washington                                            912061053
           ----------                                            ---------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification  No.)


                              36 Derech Bait Lechem
                                Jerusalem, Israel
                    ----------------------------------------
                    (Address of principal executive offices)

                                 011-972-6737445
                           ---------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |X|   No |_|


The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of August 13, 2004 was 10,428,000.

PART  1  -  FINANCIAL  INFORMATION

Golden Hand Resources Inc.
(formerly Wizbang Technologies Inc.)
Balance Sheets
(Expressed in U.S. Dollars)

                                                           June 30,    March 31,
                                                            2004         2004
                                                              $            $
                                                         (unaudited)   (audited)
ASSETS

Current Assets
    Cash                                                    67,817       4,604
    Prepaid expenses                                           155         155
--------------------------------------------------------------------------------
Total Current Assets                                        67,972       4,759
--------------------------------------------------------------------------------
Product License (Note 3)
    Cost                                                        --      66,000
    Accumulated amortization                                    --     (54,529)
--------------------------------------------------------------------------------
Product License, Net                                            --      11,471
--------------------------------------------------------------------------------
Total Assets                                                67,972      16,230
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                            --         140
    Accrued liabilities                                      4,950       6,509
    Notes payable (Notes 3 and 4)                               --      30,974
    Advance from related party (Note 5(d))                      --      10,044
--------------------------------------------------------------------------------
Total Liabilities                                            4,950      47,667
--------------------------------------------------------------------------------

Contingencies and Commitments (Notes 1, 3 and 4)
Subsequent event (Note 7)

STOCKHOLDERS' EQUITY

Preferred stock: 20,000,000 preferred shares authorized
with par value $.0001; none issued                              --          --
Common stock:100,000,000 common shares authorized with
par value $.0001; 10,428,000 and 10,238,000 issued and
outstanding, respectively (Note 6(a))                        1,043       1,024

Common shares subscribed  (Note 6(b))                       67,792          --
Additional paid in capital                                  83,507      81,476
Donated capital (Note 5(a))                                 52,500      48,750
--------------------------------------------------------------------------------
                                                           204,842     131,250
Deficit                                                   (141,820)   (162,687)
--------------------------------------------------------------------------------
Total Stockholders' Equity                                  63,022     (31,437)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                  67,972      16,230
--------------------------------------------------------------------------------

   (The accompanying notes are an integral part of these financial statements)

Golden Hand Resources Inc.
(formerly Wizbang Technologies Inc.)
Statement of Operations
(Expressed in U.S. Dollars)
(unaudited)

                                                                     Three Months Ended
                                                                          June 30,
                                                                    2004          2003
                                                                     $              $
Sales                                                                   -             -

Cost Sales                                                              -             -
----------------------------------------------------------------------------------------

Gross Margin                                                            -             -
----------------------------------------------------------------------------------------

Operating Expenses
       Amortization                                                     -         5,542
       Bank charges and interest                                       15           410
       Communication                                                1,972           150
       Donated services (Note 5(a))                                 3,000         3,000
       Mineral properties expense                                       -             -
       Professional Fees                                            2,976         2,023
       Donated rent (Note 5(a))                                       750           750
       Loss on impairment of intangible asset (Note 3)             11,471             -
----------------------------------------------------------------------------------------
Total Operating Expenses                                           20,184        11,875
----------------------------------------------------------------------------------------

Other Income
       Consulting revenue (Note 5(c))                              10,350             -
       Gain on forgiveness of debt (Notes 3 and 4)                 26,742             -
       Gain on forgiveness of interest (Notes 3 and 4)              3,958             -
----------------------------------------------------------------------------------------
Total Other Income                                                 41,050             -
----------------------------------------------------------------------------------------

Provision For Income Taxes                                              -             -
----------------------------------------------------------------------------------------

Net Income (Loss) for the Period                                   20,866       (11,875)
----------------------------------------------------------------------------------------

Net Loss Per Share - Basic and Diluted                                  -             -
----------------------------------------------------------------------------------------

Weighted Average Shares Outstanding                            10,303,000    10,100,000
----------------------------------------------------------------------------------------

   (The accompanying notes are an integral part of these financial statements)

Golden Hand Resources Inc.
(formerly Wizbang Technologies Inc.)
Statement of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

                                                                      Three Months Ended
                                                                           June 30,
                                                                      2004           2003
                                                                       $              $
Cash Flows From Operating Activities
       Net loss for the period                                        20,866        (11,875)
Adjustments to reconcile net loss to net cash used by
  operating activities:
       Amortization                                                        -          5,542
       Donated consulting services                                     3,000          3,000
       Shares issued for services                                      2,050
       Donated rent                                                      750            750
       Gain on forgiveness of debt                                   (26,742)             -
       Gain on forgiveness of interest                                (3,958)
       Loss on impairment of intangible asset                        (11,471)             -
Changes in operating assets and liabilities
       Prepaid expenses                                                    -            150
       Accounts payable                                                 (139)           999
       Accrued liabilities                                             2,399          1,066
--------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Operating Activities                  (13,244)          (368)
--------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
       Repayment of related party advances                           (10,044)             -
       Proceeds from common share subscriptions                       67,792
       Repayment of notes payable                                     (4,233)             -
--------------------------------------------------------------------------------------------
Cash Flows Provided by (Used In) Financing Activities                 53,515              -
--------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                           40,271           (368)

Cash, Beginning of Period                                              4,604          9,996
--------------------------------------------------------------------------------------------

Cash, End of Period                                                   44,875          9,628
--------------------------------------------------------------------------------------------

Non-cash Financing Activities
       Common shares were issued for services                          2,050              -
       Forgiveness of notes payable                                   26,742              -
       Forgiveness of interest owing on notes payable                  3,958              -
--------------------------------------------------------------------------------------------
                                                                      32,750              -
--------------------------------------------------------------------------------------------

Supplemental Disclosures
       Interest paid                                                       -              -
       Income taxes paid                                                   -              -
--------------------------------------------------------------------------------------------

   (The accompanying notes are an integral part of these financial statements)

Golden Hand Resources, Inc.
(formerly Wizbang Technologies Inc.)
Notes To Financial Statements
(Expressed in US Dollars)

1.    Company Background

      Golden Hand Resources Inc. (formerly Wizbang Technologies, Inc.) ("the Company") was incorporated in the State of Washington on September 22, 2000. On this date the Company entered into a licensing agreement with Reach Technologies, Inc., a Canadian Corporation. The license agreement allows the Company to sell a Digital Data Recorder product line worldwide. On July 31, 2003 the Company acquired an option to purchase the Dalhousie Mineral Claim, situated in the Stewart Area, Skeena Mining Division in the Province of British Columbia, Canada. On May 8, 2004 the claim was returned to the vendor. The Company's principal business plan was to seek immediate earnings by exploiting the license agreement with Reach Technologies, Inc. and intended to develop an exploration program for the Dalhousie Mineral Claim.

      On July 8, 2004 the Company entered into a licensing agreement with Ramot, an Israel corporation, to acquire certain stem cell technology (see Note
      7). The Company's business plan will now focus on the treatment for Parkinson's disease based on the results of the acquired technology and research to be conducted and funded by the Company.

      The Company emerged from being a development stage company during the fiscal year ended March 31, 2003. In a development stage company, management devoted most of its activities to establishing the business. Planned principal activities originally generated significant revenue however sales have decreased substantially. The Company has a deficit of $141,820 at June 30, 2004. However because of recent share subscriptions the Company has working capital at June 30, 2004 of $63,022. The Company plans to generate sufficient cash flow from sales to meet its long-term requirements. Although existing cash and cash flow from sales is expected to fulfill future capital needs, if sales in the long-term are insufficient, the Company may need additional capital to carry out its business plan. In the event that the Company requires more capital, no commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. There is substantial doubt regarding the Company's ability to continue as a going concern.

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

Golden Hand Resources, Inc.
(formerly Wizbang Technologies Inc.)
Notes To Financial Statements
(Expressed in US Dollars)

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

      g)    Revenue Recognition

            The Company recognizes revenue from sales of Digital Data Recorders when goods have been shipped and title has passed to the customer. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements. " Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

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

      h)    Comprehensive Loss

            SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Golden Hand Resources, Inc.
(formerly Wizbang Technologies Inc.)
Notes To Financial Statements
(Expressed in US Dollars)

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

      k)    Recent Accounting Pronouncements

            In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

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

      l)    Interim Financial Statements

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

Golden Hand Resources, Inc.
(formerly Wizbang Technologies Inc.)
Notes To Financial Statements
(Expressed in US Dollars)

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

      On June 10, 2002 the Company agreed to pay $30,000 in the form of a note payable, due June 30, 2004, to amend the License agreement to include a worldwide exclusive license for data recorders in the 41 to 160 mega bit per second range. Interest accrues on the unpaid principal amount of $20,974 at a rate of 7% per annum and matures June 30, 2004 and is due on demand in the event of termination for cause, which includes breach of the agreement; the bankruptcy or insolvency of Golden Hand Resources Inc.; or the conviction of Golden Hand Resources Inc., its officers or directors, of any crime involving moral turpitude. The product license was being amortized on a straight-line basis over four years.

      On May 4, 2004 the Company amended the License Agreement with Reach Technologies Inc. in exchange for a cash payment of $4,233 and the forgiveness of the remaining balance on the promissory note of $16,741 and accrued interest of $3,653. The Company agreed to convert the license to a worldwide non-exclusive license.

      Due to the non-exclusivity of the license the Company cannot determine whether the license will generate any future sales. As a result, the Company has recognized impairment in the value of product license equal to its net book value of $11,471, which was charged to operations.

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

Golden Hand Resources, Inc.
(formerly Wizbang Technologies Inc.)
Notes To Financial Statements
(Expressed in US Dollars)

4.    Mineral Claim (continued)

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

      On May 4, 2004 the Dalhousie Mineral Claim was returned to the vendor in exchange for the forgiveness of $10,305 includes accrued interest of $305 owing to the vendor.

5.    Related Party Transactions/Balances

      a) A company controlled by the former President of the Company donated services valued at $3,000 (2002 - $3,000) and rent valued at $750 for the three months ended June 30, 2004 (2003 - $750). These amounts were charged to operations and classified as "donated capital" in stockholders' equity.

      b) A Company director is also a 50% shareholder in Reach Technologies, Inc. ("Reach"). The other shareholders of Reach are not related to the Company. Under the terms of the license agreement with Reach, which was negotiated at a time when the Company's President was a one third shareholder in Reach and therefore at arms length, the Company acquires products from Reach for sale to unrelated third parties. The Company made no purchases from Reach during the three-month period ending June 30, 2004.

      c) The former President of the Company advanced $10,044 for working capital purposes, which was paid during the three months ended June 30, 2004. This amount was unsecured, non-interest bearing and payable on demand.

6.    Common Stock

      a) During the three months ended June 30, 2004 the Company issued 190,000 common shares valued at $2,050 for services.

      b) During the three months ended June 30, 2004 the Company accepted subscription agreements for 10,210,000 common shares for aggregate proceeds of $110,172. Cash of $67,792 with respect to this offering was received prior to June 30, 2004 with the balance of $42,380 received in July 2004.

7.    Subsequent Event

      On July 8, 2004 the Company entered into a Research and License Agreement ("Agreement") with Ramot, a technology licensing company of Tel Aviv University Ltd. The Agreement grants the Company Licensing rights to: certain stem cell technology and related patent application; results of further research to be performed; and intellectual property to be developed.

Golden Hand Resources, Inc.
(formerly Wizbang Technologies Inc.)
Notes To Financial Statements
(Expressed in US Dollars)

7.    Subsequent Event (continued)

      In consideration for the license the Company is required to remit an upfront license fee payment of $100,000 within 45 days; 5% of all net sales of products; and 30% of all sublicense receipts.

      The Company has also agreed to fund further research of US$570,000 per year for an initial two-year period and for a further two-year period if certain research milestones are met.

      The license remains in effect until the expiration of all payment obligations have been met. Ramot may terminate the Agreement if the
      Company: fails to reach certain development milestones; fails to raise a minimum of US$750,000 of investment capital within the next six months; or materially breaches the agreement.

Item 2. Management's Discussion and Analysis

The Research and License Agreement with Ramot grants us a license under certain stem cell technology developed by Professor Eldad Melamed (MD), Dr. Daniel Offen
(PhD) and Yossef Levy (MSc) at the Felsenstein Medical Research Center of Tel Aviv University, and provides us with a license to the results of research relating to such technology conducted and to be funded by us in accordance with a defined research plan and budget. It is intended that Prof. Melamed's and Dr. Offen's team would continue the research of applications of adult stem cell transplantation for neurodegenerative diseases with an initial focus on treatment for Parkinson's Disease. We believe, although we cannot provide assurances, that this technology has the potential to provide an alternative to current therapies for a number of unmet medical needs in large markets.

Parkinson's disease (PD) is a chronic, progressive neurodegenerative disorder, affecting certain nerve cells in the brain that produce dopamine. Dopamine is a chemical messenger (neurotransmitter) in a part of the brain that directs and controls movement. In PD, these dopamine-producing nerve cells break down, causing dopamine levels to drop and brain signals that direct movement to become abnormal. The cause of the disease is unknown.

The classic symptoms of Parkinson's disease are shaking (tremor), stiff muscles (rigidity) and slow movement. A person with fully developed PD may also have a stooped posture, a blank stare or fixed facial expression, speech problems and difficulties with balance or walking.

Our approach is intended to focus on the processing of human mesenchymal stem cells, present in adult marrow, which are capable of self-renewal, as well as differentiation into many mesenchymal-derived tissues. Our aim is to "repair" damaged cells and diseased tissue by augmentation with healthy cells provided by stem cell transplants.

At June 30, 2004, we had $67,972 in total assets and $4,950 in total liabilities. Cash increased by $63,212 as compared to $4,604 at March 31, 2004. We received share subscriptions of $67,792.

We had no revenue from the sales of our products for the period ended June 30, 2004, but received $10,350 in the form of consulting revenue.

Total operating expenses increased $8,309 over the previous year, to $20,184. This net decrease was largely due to:

1. an decrease in amortization expense from $5,542 to 0, and
2. an decrease in bank charges and interest from $410 to $15
3. On May 4, 2004 the Company amended the License Agreement with Reach Technologies Inc. in exchange for a cash payment of $4,233 and the forgiveness of the remaining balance on the promissory note of $16,741 and accrued interest of $3,653. The Company agreed to convert the license to a worldwide non-exclusive license. Due to the non-exclusivity of the license the Company cannot determine whether the license will generate any future sales. As a result, the Company has recognized impairment in the value of product license equal to its net book value of $11,471, which was charged to operations.

Included in total expenses is $3,000 in servies and $750 in rent, which was donated by the President of the Company, and therefore did not require cash.

Also included in operations is the forgiveness of another note payable of $10,000 plus accrued interest of $305 which related to a mineral claim purchased by the company in fiscal 2003. On May 4, 2004 the mineral claim was returned to the lender.

Net Income for the fiscal period ended June 30, 2004 was $20,866 as compared with A net loss of $11,875 during the previous fiscal year for that same period.

The Company has a net loss per share (basic and diluted) of $0 per share.

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

We do not foresee any significant changes in the number of our employees over the next twelve months except in connection with our Research and License Agreement with Ramot or if we complete any other acquisitions which would require the Company to hire additional employees related to that business.

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

Recoverability of license costs since commercial have recently commenced and operations and future profitability will determine if the license cost is recoverable; a judgment must be made with respect to its recoverability. Due to the non-exclusivity of the Company's license agreement the Company cannot determine whether its license will generate any future sales. As a result, the Company has recognized impairment in the value of product license equal to its net book value of $11,471, which was charged to operations. Value of donated services and rent represents a significant expense of the company that does not use cash. It is not based on an any contract and therefore requires an estimate.

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

CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of the Quarterly Report for the period ended June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 3a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the report that it files under the Exchange Act is recorded, processed summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's period SEC filings.

      (b) Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 2. CHANGE IN RESTRICTED SECURITIES

In our first quarter of 2004 we issued 150,000 shares of our common stock to our legal counsel for services rendered to the Company and issued an additional 40,000 shares of our restricted common stock to two individuals, one of which is also our legal counsel, for edgar services rendered to the Company. We believe these issuances were pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a. Exhibits

      31.1 Certification by the Chief Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b. On May 24, 2004 we filed a Current Report on Form 8-K discussing a change in control of the registrant which was subsequently update on June 10, 2004. (SEC File Number - 333-61610). Also, subsequent to the first quarter, on July 27th, we filed a Form 8-K with the SEC disclosing our Research and License Agreement with Ramot.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GOLDEN HAND RESOURCES, INC.

Dated: August 13, 2004
                                     By: /s/ Irit Arbel
                                         ------------------------
                                  Name:  Irit Arbel
                                 Title:  President, Director
                                         Principal Executive Officer and
                                         Principal  Accounting Officer