Form 10QSB/A
period 2004-06-30
GOLDEN HAND RESOURCES INC
filed 2004-10-26
CIK 1137883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE QUARTERLY PERIOD ENDED June 30, 2004
                                     -------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

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

EXPLANATORY  NOTE:

THIS AMENDMENT TO OUR QUARTERLY REPORT ON FORM 10-QSB/A FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004 REFLECTS THE FOLLOWING CHANGES:

      1. The Loss on impairment of intangible asset in the Statement of Cash Flows in the amount of $11,471 has been inadvertently subtracted instead of added. This has been corrected.

      2. The Professional Fees in the Statement of Operations were increased from $2,916 to $3,116 to reflect a $200 fee that had inadvertently not been included and the Accrued Liabilities were increased by $2 from $2,399 to $2,401.

      3. Changes to correspond to the above corrections were made throughout the Balance Sheet, Statement of Operations, Statement of Cash Flows and Management's Discussion and Analysis. The resulting Cash, End of Period was $67,817 as opposed to the previously reported $44,875.

WE HAVE MADE NO OTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004. ALL INFORMATION IN THIS 10-QSB/A IS AS OF JUNE 30, 2004 AND DOES NOT REFLECT, UNLESS OTHERWISE NOTED, ANY SUBSEQUENT INFORMATION OR EVENTS.

PART  1  -  FINANCIAL  INFORMATION

Golden Hand Resources Inc.
(formerly Wizbang Technologies Inc.)
Balance Sheets
(Expressed in U.S. Dollars)

                                                           June 30,    March 31,
                                                            2004         2004
                                                              $            $
                                                         (unaudited)   (audited)
ASSETS

Current Assets
    Cash                                                    67,817       4,604
    Prepaid expenses                                           155         155
--------------------------------------------------------------------------------
Total Current Assets                                        67,972       4,759
--------------------------------------------------------------------------------
Product License (Note 3)
    Cost                                                        --      66,000
    Accumulated amortization                                    --     (54,529)
--------------------------------------------------------------------------------
Product License, Net                                            --      11,471
--------------------------------------------------------------------------------
Total Assets                                                67,972      16,230
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                           200         140
    Accrued liabilities                                      4,950       6,509
    Notes payable (Notes 3 and 4)                               --      30,974
    Advance from related party (Note 5(d))                      --      10,044
--------------------------------------------------------------------------------
Total Liabilities                                            5,150      47,667
--------------------------------------------------------------------------------

Contingencies and Commitments (Notes 1, 3 and 4)
Subsequent event (Note 7)

STOCKHOLDERS' EQUITY

Preferred stock: 20,000,000 preferred shares authorized
with par value $.0001; none issued                              --          --
Common stock:100,000,000 common shares authorized with
par value $.0001; 10,428,000 and 10,238,000 issued and
outstanding, respectively (Note 6(a))                        1,043       1,024

Common shares subscribed  (Note 6(b))                       67,792          --
Additional paid in capital                                  83,507      81,476
Donated capital (Note 5(a))                                 52,500      48,750
--------------------------------------------------------------------------------
                                                           204,842     131,250
Deficit                                                   (142,020)   (162,687)
--------------------------------------------------------------------------------
Total Stockholders' Equity                                  62,822     (31,437)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                  67,972      16,230
--------------------------------------------------------------------------------

   (The accompanying notes are an integral part of these financial statements)

Golden Hand Resources Inc.
(formerly Wizbang Technologies Inc.)
Statement of Operations
(Expressed in U.S. Dollars)
(unaudited)

                                                                     Three Months Ended
                                                                          June 30,
                                                                    2004          2003
                                                                     $              $
Sales                                                                  --            --

Cost Sales                                                             --            --
------------------------------------------------------------------------------------------

Gross Margin                                                           --            --
------------------------------------------------------------------------------------------

Operating Expenses
       Amortization                                                    --         5,542
       Bank charges and interest                                       15           410
       Communication                                                1,972           150
       Donated services (Note 5(a))                                 3,000         3,000
       Mineral properties expense                                      --            --
       Professional Fees                                            3,176         2,023
       Donated rent (Note 5(a))                                       750           750
       Loss on impairment of intangible asset (Note 3)             11,471            --
------------------------------------------------------------------------------------------
Total Operating Expenses                                           20,384        11,875
------------------------------------------------------------------------------------------

Other Income
       Consulting revenue (Note 5(c))                              10,350            --
       Gain on forgiveness of debt (Notes 3 and 4)                 26,742            --
       Gain on forgiveness of interest (Notes 3 and 4)              3,958            --
------------------------------------------------------------------------------------------
Total Other Income                                                 41,050            --
------------------------------------------------------------------------------------------

Provision For Income Taxes                                             --            --
------------------------------------------------------------------------------------------

Net Income (Loss) for the Period                                   20,666       (11,875)
------------------------------------------------------------------------------------------

Net Loss Per Share - Basic and Diluted                                 --            --
------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding                            10,303,000    10,100,000
------------------------------------------------------------------------------------------

   (The accompanying notes are an integral part of these financial statements)

Golden Hand Resources Inc.
(formerly Wizbang Technologies Inc.)
Statement of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

                                                                      Three Months Ended
                                                                           June 30,
                                                                      2004           2003
                                                                       $              $
Cash Flows From Operating Activities
       Net loss for the period                                        20,666        (11,875)
Adjustments to reconcile net loss to net cash used by
  operating activities:
       Amortization                                                       --          5,542
       Donated consulting services                                     3,000          3,000
       Shares issued for services                                      2,050
       Donated rent                                                      750            750
       Gain on forgiveness of debt                                   (26,742)            --
       Gain on forgiveness of interest                                (3,958)
       Loss on impairment of intangible asset                         11,471             --
Changes in operating assets and liabilities
       Prepaid expenses                                                   --            150
       Accounts payable                                                   60            999
       Accrued liabilities                                             2,401          1,066
----------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Operating Activities                    9,698           (368)
----------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
       Repayment of related party advances                           (10,044)            --
       Proceeds from common share subscriptions                       67,792
       Repayment of notes payable                                     (4,233)            --
----------------------------------------------------------------------------------------------
Cash Flows Provided by (Used In) Financing Activities                 53,515             --
----------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                           63,213           (368)

Cash, Beginning of Period                                              4,604          9,996
----------------------------------------------------------------------------------------------

Cash, End of Period                                                   67,817          9,628
----------------------------------------------------------------------------------------------

Non-cash Financing Activities
       Common shares were issued for services                          2,050             --
       Forgiveness of notes payable                                   26,742             --
       Forgiveness of interest owing on notes payable                  3,958             --
----------------------------------------------------------------------------------------------
                                                                      32,750             --
----------------------------------------------------------------------------------------------

Supplemental Disclosures
       Interest paid                                                      --             --
       Income taxes paid                                                  --             --
----------------------------------------------------------------------------------------------

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

5.    Related Party Transactions/Balances

      a)    The President of the Company donated services valued at $3,000 (2002
            - $3,000) and rent valued at $750 for the three months ended June 30, 2004 (2003 - $750). These amounts were charged to operations and classified as "donated capital" in stockholders' equity.

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

At June 30, 2004, we had $67,972 in total assets and $4,950 in total liabilities. Cash increased by $63,213 as compared to $4,604 at March 31, 2004. We received share subscriptions of $67,792.

We had no revenue from the sales of our products for the period ended June 30, 2004, but received $10,350 in the form of consulting revenue.

Total operating expenses increased $8,509 over the previous year, to $20,384. This net decrease was largely due to:

1.    a decrease in amortization expense from $5,542 to 0, and

2.    a decrease in bank charges and interest from $410 to $15

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

Included in total expenses is $3,176 in services and $750 in rent, which was donated by the President of the Company, and therefore did not require cash.

Also included in operations is the forgiveness of another note payable of $10,000 plus accrued interest of $305 which related to a mineral claim purchased by the company in fiscal 2003. On May 4, 2004 the mineral claim was returned to the lender.

Net Income for the fiscal period ended June 30, 2004 was $20,666 as compared with A net loss of $11,875 during the previous fiscal year for that same period.

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

                                         GOLDEN HAND RESOURCES, INC.

Dated: October 25, 2004
                                         By: /s/ Irit Arbel
                                             -----------------------------------
                                         Name:  Irit Arbel
                                         Title: President, Director
                                                Principal Executive Officer and
                                                Principal  Accounting Officer