Form 10QSB
period 2004-09-30
GOLDEN HAND RESOURCES INC
filed 2004-11-15
CIK 1137883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

                FOR THE QUARTERLY PERIOD ENDED September 30, 2004

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                        Commission File Number 333-61610

                           GOLDEN HAND RESOURCES INC.

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


                                011-972-2-6737445
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

The number of shares outstanding of the Issuer's Common Stock, $0.00005 Par Value, as of September 30, 2004 was 20,773,000.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                                      GOLDEN HAND RESOURCES INC.
                                           (FORMERLY: WIZBANG TECHNOLOGIES INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                         SEPTEMBER 30,       MARCH 31,
                                                                                             2004               2004
                                                                                       -----------------  ----------------
                                                                                           UNAUDITED          AUDITED
                                                                                       -----------------  ----------------

     ASSETS

CURRENT ASSETS:
   Cash                                                                                        54,598                --
                                                                                           ----------          --------

 Total current assets                                                                          54,598                --
                                                                                           ----------          --------

 ASSETS ATTRIBUTED TO DISCONTINUED OPERATIONS                                                      --            16,230
                                                                                           ----------          --------

 Total assets                                                                                  54,598            16,230
 -----                                                                                     ==========          ========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

 CURRENT LIABILITIES:
     Accounts payable                                                                           5,000                --
     Accrued liabilities                                                                       11,870                --
                                                                                           ----------          --------

                                                                                               16,870                --
                                                                                           ----------          --------

 LIABILITIES ATTRIBUTED TO DISCONTINUED OPERATIONS                                                 --            47,667
                                                                                           ----------          --------

 Total current liabilities                                                                     16,870            47,667
 -----                                                                                     ----------          --------

 STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock of $ 0.00005 par value - Authorized: 200,000,000 shares at
     September 30, 2004 and March 31, 2004; Issued and outstanding:
     20,773,000 and 10,238,000 at September 30, 2004 and March 31, 2004,
     respectively (Note 5)                                                                      1,039               512
   Preferred stock of $ 0.00005 par value - Authorized: 40,000,000 shares at
     September 30, 2004 and March 31, 2004; none issued                                            --                --
 Additional paid-in capital                                                                 1,719,386            81,988
 Donated capital (Note 5)                                                                      56,250            48,750
 Deficit accumulated during the development stage                                          (1,738,947)         (162,687)
                                                                                           ----------          --------

 Total stockholders' equity (deficiency)                                                       37,728           (31,437)
 -----                                                                                     ----------          --------

 Total liabilities and stockholders' equity (deficiency)                                       54,598            16,230
                                                                                           ==========          ========

The accompanying notes are an integral part of the financial statements.

                                                      GOLDEN HAND RESOURCES INC.
                                           (FORMERLY: WIZBANG TECHNOLOGIES INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)


STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT PER SHARE DATA)

                                                                                                                  PERIOD FROM
                                                                                                                 SEPTEMBER 22,
                                                                                                                2000 (INCEPTION
                                                  THREE MONTHS ENDED             SIX MONTHS ENDED SEPTEMBER      DATE) THROUGH
                                                     SEPTEMBER 30,                       30,                     SEPTEMBER 30,
                                              ----------------------------      ----------------------------
                                                  2004             2003             2004             2003            2004
                                              -----------      -----------      -----------      -----------      ----------
                                                                                 UNAUDITED
                                             ---------------------------------------------------------------------------------
 Operating expenses:
   Communication                                    1,709               --            1,709               --           1,709
   Donated services (Note 5)                        3,000               --            3,000               --           3,000
   Professional fees                               15,625               --           15,625               --          15,625
   Expenses related to shares granted to
     service providers for consulting,
     legal and accounting services              1,553,550               --        1,553,550               --       1,553,550
   Donated rent (Note 5)                              750               --              750               --             750
                                              -----------      -----------      -----------      -----------      ----------

                                                1,574,634               --        1,574,634               --       1,574,634

 Financial expenses, net                              342               --              342               --             342
                                              -----------      -----------      -----------      -----------      ----------

 Net loss from continuing operations           (1,574,976)              --       (1,574,976)              --      (1,574,976)
 Net loss from discontinued operations of
   a segment of a business                             --          (11,037)          (1,284)         (22,912)       (163,971)
                                              -----------      -----------      -----------      -----------      ----------

 Net loss for the period                       (1,574,976)         (11,037)      (1,576,260)         (22,912)     (1,738,947)
                                              ===========      ===========      ===========      ===========      ==========

 Basic net loss per share from continuing
   operations                                        (0.1)              --             (0.1)             --
                                              ===========      ===========      ===========      ==========

 Basic net loss per share from
   discontinued operations                             --               --               --               --
                                              ===========      ===========      ===========      ==========

 Weighted average number of shares
   outstanding                                 15,509,250       10,100,000       15,509,250      10,100,000
                                              ===========      ===========      ===========      ==========


The accompanying notes are an integral part of the financial statements.

                                                      GOLDEN HAND RESOURCES INC.
                                           (FORMERLY: WIZBANG TECHNOLOGIES INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                                   DEFICIT
                                                                                                  ACCUMULATED        TOTAL
                                              COMMON STOCK             ADDITIONAL                  DURING THE      DURING THE
                                         --------------------------
                                           NUMBER                        PAID-IN       DONATED      DEVELOPMENT      EQUITY
                                          OF SHARES        AMOUNT        CAPITAL       CAPITAL        STAGE       (DEFICIENCY)
                                         -----------    -----------    -----------   -----------   -----------    -----------

Balance as of September 22, 2000
   (date of inception)                            --             --             --            --            --             --

Stock issued on September 22,
  2000 for cash at $ 0.00188 per share     8,500,000            850         15,150            --            --         16,000
Stock issued on March 31, 2001 for
   cash at $ 0.0375 per share              1,600,000            160         59,840            --            --         60,000
Value of rent donated by a related
   party                                          --             --             --         1,500            --          1,500
Value of services donated by a
   related party                                  --             --             --         6,000            --          6,000
Net loss                                          --             --             --            --       (17,026)       (17,026)
                                         -----------    -----------    -----------   -----------   -----------    -----------

Balance as of March 31, 2001              10,100,000          1,010         74,990         7,500       (17,026)        66,474

Value of rent donated by related party            --             --             --         2,250            --          2,250
Value of services donated by related
   party                                          --             --             --         9,000            --          9,000
Net loss                                          --             --             --            --       (25,560)       (25,560)
                                         -----------    -----------    -----------   -----------   -----------    -----------

Balance as of March 31, 2002              10,100,000          1,010         74,990        18,750       (42,586)        52,164

Value of rent donated by related party            --             --             --         3,000            --          3,000
Value of services donated by related
   party                                          --             --             --        12,000            --         12,000
Net loss                                          --             --             --            --       (46,806)       (46,806)
                                         -----------    -----------    -----------   -----------   -----------    -----------

Balance as of March 31, 2003              10,100,000          1,010         74,990        33,750       (89,392)        20,358

2 for 1 stock split                       10,100,000             --             --            --            --             --
Stock issued on August 31, 2003 to
   purchase mineral option at $ 0.065
   per share                                 100,000              5          6,495            --            --          6,500
Cancellation of shares granted to
   Company's President                   (10,062,000)          (503)           503            --            --             --
Value of rent donated by related party            --             --             --         3,000            --          3,000
Value of services donated by related
   party                                          --             --             --        12,000            --         12,000
Net loss                                          --             --             --            --       (73,295)       (73,295)
                                         -----------    -----------    -----------   -----------   -----------    -----------

Balance as of March 31, 2004              10,238,000            512         81,988        48,750      (162,687)       (31,437)

Stock issued on June 24, 2004 for
   private placement at $ 0.01 per
   share, net of $ 25,000 issuance
   expenses                                8,510,000            426         59,749            --            --         60,175
Stock based compensation related to
   shares granted to service
   providers (note 6 a, c and d)           2,025,000            101      1,577,649            --            --      1,577,750
Value of rent donated by related party            --             --             --         1,500            --          1,500
Value of services donated by related
   party                                          --             --             --         6,000            --          6,000

Net loss                                          --             --             --            --    (1,576,260)    (1,576,260)
                                         -----------    -----------    -----------   -----------   -----------    -----------

Balance as of September 30, 2004
   (unaudited)                            20,773,000          1,039      1,719,386        56,250    (1,738,947)        37,728
                                         ===========    ===========    ===========   ===========   ===========    ===========

The accompanying notes are an integral part of the financial statements.

                                                      GOLDEN HAND RESOURCES INC.
                                           (FORMERLY: WIZBANG TECHNOLOGIES INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)


STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                                     PERIOD FROM
                                                                                                    SEPTEMBER 22,
                                                                                                   2000 (INCEPTION
                                                                          SIX MONTHS ENDED          DATE) THROUGH
                                                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                                  -----------------------------
                                                                     2004              2003              2004
                                                                  ----------        ----------        ----------
                                                                                      UNAUDITED
                                                                  ----------------------------------------------
Cash flows form operating activities:
  Net loss                                                        (1,574,976)               --        (1,574,976)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Donated consulting services                                        3,000                --             3,000
    Expenses related to shares granted to service providers        1,553,550                --         1,553,550
    Donated rent                                                         750                --               750
    Decrease in prepaid expenses                                         155                --               155
    Increase in accounts payable                                       4,800                --             4,800
    Increase in accrued liabilities                                    6,920                --             6,920
                                                                  ----------        ----------        ----------

Net cash used in continuing operating activities                      (5,801)               --            (5,801)
Net cash provided by (used in) discontinued operating
activities                                                             9,897            (3,527)          (26,517)
                                                                  ----------        ----------        ----------

Total net cash provided by (used in) operating activities              4,096            (3,527)          (32,318)
                                                                  ----------        ----------        ----------

Cash flows from financing activities:
  Proceeds from issuance of Common stock, net                         60,175                --            60,175
                                                                  ----------        ----------        ----------

Net cash flows provided by continuing financing activities            60,175                --            60,175
Net cash flows provided by (used in) discontinued financing
activities                                                           (14,277)               --            42,741
                                                                  ----------        ----------        ----------

Total net cash flows provided by financing activities                 45,898                --           102,916
                                                                  ----------        ----------        ----------

Cash flows from investing activities:

Net cash flows used in discontinued investing activities                  --                --           (16,000)
                                                                  ----------        ----------        ----------

Total net cash flows used in investing activities                         --                --           (16,000)
                                                                  ----------        ----------        ----------

Increase (decrease) in cash                                           49,994            (3,527)           54,598
Cash at beginning of the period                                        4,604             9,996                --
                                                                  ----------        ----------        ----------

Cash at end of the period                                             54,598             6,469            54,598
                                                                  ==========        ==========        ==========

                                                      GOLDEN HAND RESOURCES INC.
                                           (FORMERLY: WIZBANG TECHNOLOGIES INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)


NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                                                  FROM
                                                                                                             SEPTEMBER 22,
                                                                                                            2000 (INCEPTION
                                                                                SIX MONTHS ENDED             DATE) THROUGH
                                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                                          -----------------------------
                                                                              2004            2003                2004
                                                                          ------------    -------------   --------------------
                                                                                               UNAUDITED
                                                                          ----------------------------------------------------
 Non-cash financing activities:

 Non-cash financing activities from discontinued operations                    30,700           10,000                 90,700
                                                                          ============    =============   ====================



The accompanying notes are an integral part of the financial statements.

                                                      GOLDEN HAND RESOURCES INC.
                                           (FORMERLY: WIZBANG TECHNOLOGIES INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS


NOTE1:-  GENERAL

         a. Golden Hand Resources Inc. (formerly: Wizbang Technologies Inc.) ("the Company") was incorporated in the State of Washington on September 22, 2000.

         b. The Company acquired the right to market and sell a digital data recorder product line ("the license") in certain states in the U.S. The license was acquired on September 22, 2000 and has a four-year term. The license was purchased by the Company for $ 16,000 in cash from Reach Technologies Inc. ("Reach"), which is 33% owned by the President of the Company. Reach manufactured all of the products that the Company sold. Under the terms of the license agreement, the Company purchased products from Reach and resold them.

                  On October 31, 2001, the Company agreed to pay $ 20,000 in the form of a note payable, due October 31, 2003, to amend the license agreement to a worldwide exclusive license, except in certain territories where the license will be non-exclusive. The Company has repaid the note payable in full.

                  On June 10, 2002, the Company agreed to pay $ 30,000 in the form of a note payable, due June 30, 2004, to amend the license agreement to include a worldwide exclusive license for data recorders in the 41 to 160 mega bit per second range. Interest is accrued on the unpaid principal amount of $ 20,974 at a rate of 7% per annum, matures June 30, 2004 and is due on demand in the event of certain termination terms. The product license was amortized on a straight-line basis over four years.

                  On May 4, 2004, the Company amended the license agreement with Reach to a worldwide non-exclusive license, in exchange for a cash payment of $ 4,233 and the forgiveness of the remaining balance on the promissory note of $ 16,741 and accrued interest of $ 3,653.

                  Due to the non-exclusivity of the license, the Company cannot determine whether the license will generate any future sales. As a result, in the first quarter of 2004, the Company has recognized impairment in the value of product license equal to its net book value of $ 11,471, which has been charged to the statement of operations.

         c. On July 31, 2003, the Company acquired an option to purchase the Dalhousie Mineral Claim, situated in the Stewart Area, Skeena Mining Division in the Province of British Columbia, Canada. The purchase price was $ 10,000 payable to the vendor within 90 days of the date of the sale agreement ("the agreement"). The Company, pursuant to the agreement, was required to split the shares of Common stock on a two for one basis and cancel an appropriate number of shares held by the Company's president to leave 10,100,000 post-split shares issued and outstanding prior to any share issuances to the vendor. The cancellation of shares held by the Company's president was completed as of December 31, 2003. Pursuant to the sale agreement, the Company was required to issue 100,000 post-split shares within 90 days of the date of the agreement and 100,000 post-split shares on the beginning of any exploration program which the Company carries out on the Dalhousie Claim. Also, pursuant to the agreement, the Company was to issue 100,000 shares of post-split Common stock to the vendor, upon the Dalhousie Claim being put into commercial production.

                                                      GOLDEN HAND RESOURCES INC.
                                           (FORMERLY: WIZBANG TECHNOLOGIES INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS


NOTE 1:-      GENERAL (Cont.)

                  On September 1, 2003, the Company amended the agreement such that the cash purchase price of the Dalhousie Mineral Claim was made by way of promissory note and that upon issuance of the first tranche of 100,000 shares, the option portion of the agreement would complete, and transfer of claims and title would pass to the Company as described in the agreement.

                  On October 6, 2003, the Company completed its option on the Dalhousie Mineral Claim by issuing 100,000 shares to the vendor pursuant to the agreement. Also pursuant to the agreement, the Company cancelled 10,062,000 shares owned by the president.

                  On May 4, 2004, the Dalhousie Mineral Claim was returned to the vendor in exchange for the forgiveness of $ 10,305 including accrued interest of $ 305 owed to the vendor. As a result, in the first quarter of 2004, the Company has recorded a gain from forgiveness of debt, which has been charged to the statement of operations.

         d. On July 8, 2004, the Company entered into a licensing agreement with Ramot Tel Aviv University Ltd. (hereafter "Ramot"), an Israeli corporation, to acquire certain stem cell technology (see Note 3(a)). The Company's business will now focus on the treatment for Parkinson's disease based on the results of the acquired technology and research to be conducted and funded by the Company.

                  Following the licensing agreement dated July 8, 2004, the management of the Company has decided to discontinue all activities related to the sales of Digital Data Recorder product. The discontinuation of their activity was accounted for under the provision of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

                  The results of discontinued operations are summarized as follows:

                                                                                       Six months ended
                                                                                        September 30,
                                                                                    ----------------------
                                                                                       2004         2003
                                                                                    --------      --------
                                                                                           Unaudited
                                                                                    ----------------------
                        Amortization                                                $     --      $ 11,471
                        Communication                                                  1,972           370
                        Donated services                                               3,000         6,000
                        Professional fees                                                926         2,773
                        Expenses related to shares granted to service providers       24,200            --
                        Donated rent                                                     750         1,500
                                                                                    --------      --------
                                                                                      30,848        22,114
                        Other income:
                        Consulting revenue                                            10,350            --
                        Gain on forgiveness of debt                                   30,700            --
                        Loss on impairment of intangible asset                        11,471            --
                                                                                    --------      --------

                                                                                      20,681        22,114
                        Financial expenses, net                                           15           798
                                                                                    --------      --------

                        Net loss                                                    $ (1,284)     $(22,912)
                                                                                    ========      ========

                                                      GOLDEN HAND RESOURCES INC.
                                           (FORMERLY: WIZBANG TECHNOLOGIES INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 1:- GENERAL (Cont.)

         e. The Company has an accumulated deficit of $ 1,738,947 at September 30, 2004. The company's ability to continue to operate is dependant upon additional financing support.

                  These financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                  The Company is in advanced stages of negotiating and signing a private placement agreements with investors for the sale of up to 2,000,000 units, at a price per unit of $ 0.75. Each unit consists of one share of Common stock, one year warrant to purchase one share of Common stock at $ 1.50 per share and a three year warrant to purchase one share of Common stock at $
                  2.50 per share. As of November 3, 2004, the Company issued 941,412 units in consideration for $ 706,059.

                  In the event the Company is unable to successfully raise capital and generate revenues, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

                  The company's management is in the opinion that it currently has the necessary financial resources to carry out its operations for the next 6 months.


NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

         a.       Basis of presentation:

                  The financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles.

                  The significant accounting policies applied in the annual consolidated financial statements of the Company as of March 31, 2004 are applied consistently in these consolidated financial statements.

                  These financial statements should be read in conjunction with the audited annual financial statements of the Company as of March 31, 2004 and their accompanying notes.

         b.       Year end:

                  The Company's fiscal year end is March 31.

                                                      GOLDEN HAND RESOURCES INC.
                                           (FORMERLY: WIZBANG TECHNOLOGIES INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

         c.       Discontinued operations:

                  In July 2004, the Company has decided to discontinue all activities related to the sales of Digital Data Recorder product. The Company ceased the operations and disposed of all assets related to this operation. The operations and cash flows of the Digital Data Recorder business have been eliminated from the operations of the entity as a result of the disposal transaction. The Company has no intent to continue its activity in the Digital Data Recorder business.

         d.       Accounting for stock-based compensation:

                  The Company applies SFAS No. 123 and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in conjunction with selling, goods or Services" ("EITF 96-18"), with respect to options and warrants issued to non-employees.

         e.       Long-lived assets:

                  The company's long-lived assets are certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial standard No. 144, "Accounting for Impairment or Disposal of Long-Lived Assents" ("SFAS No. 144"), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assents to be held and used in measured by a comparison of the carrying amount of an assent to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying out amount of the assets exceeds the fair value of the assets.

                  The company's Long-lived assets consisted of a product license, which was amortized on a straight-line basis over four years. The carrying value of the license was evaluated in each reporting period to determine if there were events or circumstances, which would indicate a possible inability to recover the carrying amount. Such evaluation was based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application. Where an impairment loss has been determined, the carrying amount is written-down to fair market value. During the six months ended September 30, 2004, the product license was impaired and an impairment charge of $ 11,471 was charged to operations.

         f.       Interim financial statements:

                  The accompanying unaudited interim financial statements have been prepared in a condensed format as of September 30, 2004 and for the three and six months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005.

                                                      GOLDEN HAND RESOURCES INC.
                                           (FORMERLY: WIZBANG TECHNOLOGIES INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 3:- RESEARCH AND LICENSE AGREEMENT

                  On July 8, 2004, the Company entered into a research and license agreement ("the agreement") with Ramot, a technology licensing company of Tel Aviv University Ltd. ("Ramot"). The license agreement grants the Company an exclusive, worldwide, royalty-bearing license to develop, use and sell its technology. In consideration of the license, the Company is required to remit an upfront license fee payment of $ 100,000 within 45 days (which was extended until completion of a future financing); royalties at a rate of 5% of all net sales of products and 30% of all sublicense receipts. In addition the company shall grant Ramot, upon the completion of an investment of $ 750,000 in the company, a warrant to purchase 29% of the issued and outstanding shares of the company on a fully diluted basis, at an exercise price of $ 0.01 per share. The Company will also fund, through Ramot, further research of $ 570,000 per year for an initial two-year period and for a further two-year period if certain research milestones are met. Ramot may terminate the agreement if the Company fails to reach certain development milestones; fails to raise a minimum of $ 750,000 of investment capital within the next six months, or materially breaches the agreement. As of today, the company raised the minimum investment as described above.


NOTE 4:- CONSULTING AGREEMENTS

                  On July 2004, the company entered into two consulting agreements, upon which the consultants shall provide the company consulting services in consideration for a monthly payment of $ 6,000 each. In addition, the Company shall grant each consultant, upon the completion of an investment of $ 750,000 in the company, a warrant to purchase 3% of the issued and outstanding shares of the company, on a fully diluted basis, at an exercise price of $ 0.01 per share. The investment of $ 750,000 was completed in the third quarter of 2004 (see Note 1e).


NOTE 5:- TRANSACTIONS AND BALANCES WITH RELATED PARTIES

         a. The president of the Company donated services valued at $ 6,000 (2003 - $ 6,000) and rent valued at $ 1,500 for the six months ended September 30, 2004 (2003 - $ 1,500). These amounts were charged to the statement of operations and classified as "donated capital" in stockholders' equity.

         b. A director in the company holds 50% in Reach Technologies, Inc. ("Reach"). Under the terms of the license agreement with Reach, the Company acquired products from Reach for sale to unrelated third parties. The license expired on September 2004. The Company made no purchases from Reach during the six-month period ended September 30, 2004.

         c. The former president of the Company advanced $ 10,044 for working capital purposes, which was repaid to him during the six months ended September 30, 2004. This amount was unsecured, non-interest bearing and payable on demand.

NOTE 6:- SHAREHOLDERS' EQUITY

         a. On June 1 and June 4, the Company issued 40,000 and 150,000 Common shares for 12 months filing services, legal and due-diligence services with respect to private placement, respectively. Compensation expenses related to filing expenses, totaling $ 26,400, are amortized over a period of 12 months and were charged to the statement of operations. Compensation expenses related to legal and due-diligence services, totaling $ 105,000, were recorded and deducted from additional paid in capital.

         b. On June 24, 2004, the Company issued 8,510,000 Common shares for total proceeds of $ 60,175 (net of $ 25,000 issuance expenses) .

         c. On August 10, 2004, the Company issued 1,800,000 shares to two consultants for past and future consulting services. The compensation is deemed earned upon the issuance of the shares. As a result, compensation expenses, totaling $ 1,530,000, were charged to the statement of operations in the second quarter of 2004.

         d. On July 1 and September 22, 2004, the Company issued 20,000 and 15,000 shares to a director for financial services for the first and second quarters of 2004, respectively. Compensation expenses, totaling $ 22,000 and $ 16,950, were charged to the statement of operations in the first and second quarters of 2004, respectively.

         e.       As for warrants, see Notes 3 and 4.


NOTE 7:- SUBSEQUENT EVENTS

                  On November 8, 2004, the Company appointed a new officer (the "Officer") that will perform as a President and Chief Executive. Pursuant to the agreement that was signed with the officer (the "Agreement"), the Company will grant the officer options to purchase 1,828,692 shares of the Company's common stock at a price per share of $ 0.15 each, which options will vest and become exercisable in thirty-six equal monthly installments from November 8, 2004 (the "Effective Date"). Two years from the Effective Date, the officer will be entitled to receive an additional stock option to purchase the number of shares of the Company's common stock that represents two percent (2%) of the Company's issued and outstanding share capital as of that date at a price per share of $ 0.15. The additional option shall vest and become exercisable in thirty six equal monthly installments commencing as of such date. Each of these options shall be exercisable for a ten 10 year period following the Effective Date, but in any case not later than four 4 years after termination of the Agreement.

                  The Officer will be entitled to an annual bonus in connection with the achievement of milestones and/or objectives, in each case as determined by the board of directors. In addition, within a 10 days period following the 12 months anniversary of the effective date of the Officer's employment agreement, the Officer will receive an additional bonus as determined by the board of directors of at least $ 50,000.

ITEM 2. PLAN OF OPERATION

This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes" or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you immediately if they do. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption "Risk Factors" in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

Overview; Ramot Agreement

On July 8, 2004, we entered into a Research and License Agreement with Ramot at Tel Aviv University Ltd. ("Ramot"), the technology licensing company of Tel Aviv University. Under the terms of this Agreement, Ramot granted to us an exclusive license to (a) certain stem cell technology developed at the Felsenstein Medical Research Center of Tel Aviv University and related patent applications, and (b) the results of further research to be performed at Tel Aviv University relating to this technology under the supervision of Professor Eldad Melamed and Dr. Daniel Offen, the lead inventors. Simultaneously with the execution of the Research and License Agreement with Ramot, we entered into individual consulting agreements with Prof. Melamed and Dr. Offen pursuant to which, all intellectual property developed by Prof. Melamed or Dr. Offen in the performance of services thereunder will be owned by Ramot and licensed to us under the Research and License Agreement. Prof. Melamed's and Dr. Offen's team will continue the research of applications of adult stem cell transplantation for neurodegenerative diseases with an initial focus on treatment for Parkinson's Disease.

Stem Cell Therapy

Our activities are within the overall stem cell therapy market. Stem cells are non-specialized cells with a potential for both self-renewal and differentiation into cell types with a specialized function, such as muscle, blood or brain cells. Stem cell therapy aims to "cure" diseased tissue by the replacement and/or addition of healthy cells by stem cell transplants.

Currently, two principal platforms for cell therapy products are being explored: embryonic stem cells (ESC), isolated from the inner mass of a few day old embryo, and adult stem cells, sourced from bone arrow, cord blood and various organs. Although embryonic stem cells are the easiest to grow and differentiate, their use in human therapy has generated much legal and ethical debate due to their origin in early human embryos. Cell therapy using adult stem cells does not suffer from the same controversy. Bone marrow harbors stem cells capable of differentiation into both hemopoeitic (blood and lymph) and mesenchymal (muscle, bone, fat and other) tissues. Bone marrow stem cells have even been shown capable of differentiating into nerve and skin cells.

Parkinson's Disease (PD)

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

Our approach

We intend to focus our efforts to develop cell therapeutic treatments for PD based on the processing of human mesenchymal stem cells, present in adult bone marrow, which are capable of self-renewal as well as differentiation into many mesenchymal-derived tissues. Our aim is to "replace" damaged nerve cells and diseased tissue by augmentation with healthy cells provided by stem cell transplants.

The scientific team of Prof. Melamed and Dr. Offen is among the first to have successfully demonstrated the physiological release of dopamine in vitro in differentiated bone marrow cells. Moreover, in research conducted by this team, implantation of these cells into the brains of mice and rats induced to Parkinsonian behavior markedly improved their symptoms. We intend to optimize this proprietary process for generation of neuron-like human bone marrow derived cells that produce dopamine in a controlled manner for implantation to PD patients. The optimization and process development will be conducted in an effort to adhere strictly to FDA guidelines for Good Tissue Practice. In an attempt to increase patient safety and minimize any chance of rejection or immune reaction, we intend to develop NurOwnTM , as an autologous cell therapeutic modality, comprising extracted bone marrow, processed into the appropriate neuronal cells and re-implanted into the patient's brain.

Business strategy

Our efforts are currently focused on the development of the technology from the lab to the clinic with the main objectives:

      o Developing the cell differentiation process according to FDA guidelines
      o Demonstrating safety and efficacy, first in animals and then in patients
      o Setting up centralized facilities to provide NurOwnTM therapeutic products and services for transplantation in patients.

We intend to enter into strategic partnerships as we progress towards advanced clinical development and commercialization with companies responsible for advanced clinical development and commercialization. We intend to provide strategic partners with services required to process the NurOwnTM products for the clinical trials. This approach is intended to generate an early inflow of up-front and milestone payments and to enhance our capacities in regulatory and clinical infrastructure while minimizing expenditure and risk.

Employees

As of November 11, 2004, we currently only have one executive officer, Dr. Beck and no day-to-day employees. We have used consultants, attorneys and accountants as necessary. We are in the process of recruiting additional officers and employees and expect to increase our staff significantly in the near future.

Facilities; Equipment

Our address is 36 Derech Bait Lechem, Jerusalem, Israel. We are provided with such space at no charge from one of our current shareholders. We intend to lease new office space in Israel in the near future and to purchase certain laboratory equipment necessary for us to undertake our development efforts.

Cash requirements

We have begun to increase our spending to execute our development programs. In October 2004, we made a $402,000 payment to Ramot to cover the up-front license fee, reimbursement of certain patent expenses and initial research funding obligations under our agreement. Beginning January 1,we will be obligated to pay Ramot $142,500 on a quarterly basis through April 2006, and, if certain research milestones are met, for an additional two-year period. Our other material cash needs for the next 12 months will include employee salaries and benefits and facility lease and capital equipment expenses.

We will need to raise additional funds through public or private debt or equity financings within the next 6 months to meet these expenses so that we can execute against our business plan. At September 30, 2004, we had $54,598 in total current assets and $16,870 in total current liabilities. In October and November 2004, we raised approximately $706,000 in connection with several closings on a private placement pursuant, of which $402,000 was used to pay Ramot. We may raise up to an additional $794,000 pursuant to additional closings under this private placement, but we cannot assure you that any additional closings will occur. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds, we will be unable to execute our business plan and we may be forced to cease our operations.

Risk Factors

      Any investment in our common stock involves a high degree of risk. You should consider carefully the risks described below, together with the other information contained in this report. If any of the following events actually occurs, our business, financial condition and results of operations may suffer materially. As a result, the market price of our common stock could decline, and you could lose all or part of your investment in our common stock.

WE HAVE A LIMITED OPERATING HISTORY WHICH WILL LIMIT YOUR ABILITY TO EVALUATE OUR OPERATIONS AND PROSPECTS.

We were incorporated under the laws of the State of Washington on September 22, 2000, but only changed our business model to focus on stem cell research in connection with the signing of the Research and License Agreement with Ramot in July 2004. We have a limited operating history upon which you may evaluate our operations and prospects. Our limited operating history makes it difficult to evaluate our commercial viability. Our potential success should be evaluated in light of the problems, expenses and difficulties frequently encountered by new businesses in general and biotechnology businesses specifically.

OUR COMPANY HAS A HISTORY OF LOSSES AND WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

We had no revenues for the fiscal year ended March 31, 2004 or for any interim period since then. As a development stage company, we are at the earliest stages of executing against our business plan, our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. Most notably, we do not expect that any drugs resulting from our or our and our collaborators' research and development efforts will be commercially available for a significant number of years, if at all. We do also not expect to generate revenues from strategic partnerships or otherwise for at least the next 12 months, and likely longer. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have, an adverse impact on our working capital, total assets and stockholders' equity, and we may never achieve profitability.

IN ORDER TO EXECUTE OUR BUSINESS PLAN, WE WILL NEED TO RAISE ADDITIONAL CAPITAL IN THE NEXT 6 MONTHS. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, WE WILL NOT BE ABLE TO ACHIEVE OUR BUSINESS PLAN, WE MAY BE FORCED TO CEASE OUR OPERATIONS AND YOU COULD LOSE YOUR INVESTMENT.

We expect to incur substantial and increasing net losses for the foreseeable future as we increase our spending to execute our development programs. Our auditors have expressed that there is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funds through public or private debt or equity financings within the next 6 months to execute against our business plan. At September 30, 2004, we had $54,598 in total current assets and $16,870 in total current liabilities. In October and November 2004, we raised approximately $706,000 in connection with several closings on a private placement pursuant, of which $402,000 was used to pay Ramot. We may raise up to an additional $793,941 pursuant to additional closings under this private placement, but we cannot assure you that any additional closings will occur. No definitive commitments to provide additional funds have been made by management or other shareholders. When additional capital is needed, we may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds in a timely fashion, we will be unable to execute our business plan , we may be forced to cease our operations and you could lose your investment. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. In the event of a bankruptcy in either case, shareholders could loose their entire investments as a result of the senior preferences or privileges.

OUR BUSINESS IN THE FORESEEABLE FUTURE WILL BE BASED ON TECHNOLOGY LICENSED FROM RAMOT AND IF THIS LICENSE WERE TO BE TERMINATED FOR ANY REASON, INCLUDING FAILURE TO PAY THE REQUIRED RESEARCH FUNDING OR ROYALTIES, WE WOULD NEED TO CHANGE OUR BUSINESS STRATEGY AND WE MAY BE FORCED TO CEASE OUR OPERATIONS.

Our Research and License Agreement with Ramot imposes on us development and commercialization obligations, milestone and royalty payment obligations and other obligations. In October 2004, we made payments to Ramot to cover the up-front license fee, reimbursement of certain patent expenses and initial research funding. Beginning January 1,we will be obligated to pay Ramot $142,500 on a quarterly basis through April 2006, and, if certain research milestones are met, for an additional two-year period. If we fail to comply with these obligations to Ramot, Ramot may have the right to terminate the license. If Ramot elects to terminate our license, we would need to change our business strategy and we may be forced to cease operations.

STEM CELL THERAPY IS NEW AND OUR DEVELOPMENT EFFORTS MAY NOT YIELD AN EFFECTIVE TREATMENT OF HUMAN DISEASES.

The field of stem cell therapy is new and, except for bone marrow transplants for neoplastic disease, it remains largely untested in the clinical setting. Our intended cell therapeutic treatment methods for PD involve a new approach that has never proven to work in human testing. We are still conducting experimental testing in animals for our treatment which, together with other stem cell therapies, may ultimately prove ineffective in treatment of human diseases. If we cannot successfully implement our stem cell therapy in human testing, we would need to change our business strategy and we may be forced to cease operations.

WE DEPEND UPON KEY PERSONNEL, NEED ADDITIONAL PERSONNEL AND IF WE ARE UNABLE TO MAINTAIN OUR CURRENT PERSONNEL OR OBTAIN NEW PERSONNEL OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY IMPACTED.

Our success depends on services of our President and Chief Executive Officer, Dr. Yaffa Beck and our consultants, Prof. Melamed and Dr. Offen. The loss of any of these individuals could have a material and adverse effect on our business operations. Additionally, the success of our company will largely depend upon our ability to successfully attract and maintain competent and qualified key management and scientific personnel. As with any startup company, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for our company. Our inability to attract and retain key personnel may materially and adversely affect our business operations.

OUR ABILITY TO COMMERCIALIZE THE PRODUCTS WE INTEND TO DEVELOP WILL DEPEND UPON OUR ABILITY TO PROVE THE EFFICACY AND SAFETY OF THESE PRODUCTS ACCORDING TO GOVERNMENT REGULATIONS

Our present and proposed activities are subject to extensive and rigorous regulation by governmental authorities in the United States and other countries. To clinically test, produce and market our proposed future products for human use, we must satisfy mandatory procedural and safety and efficacy requirements established by the FDA and comparable state and foreign regulatory agencies. Typically, such rules require that products be approved by the government agency as safe and effective for their intended use prior to being marketed. The approval process is expensive, time consuming and subject to unanticipated delays. It takes years to complete the testing of a product, and failure can occur at any stage of testing. Our product candidates may not be approved. In addition, our product approvals could be withdrawn for failure to comply with regulatory standards or due to unforeseen problems after the product's marketing approval.

Testing is necessary to determine safety and efficacy before a submission may be filed with the FDA to obtain authorization to market regulated products. In addition, the FDA imposes various requirements on manufacturers and sellers of products under its jurisdiction, such as labeling, Good Manufacturing Practices, record keeping and reporting requirements. The FDA also may require post-marketing testing and surveillance programs to monitor a product's effects. Furthermore, changes in existing regulations or the adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals or could negatively affect the marketing of our existing products.

We may not be able to obtain regulatory approval of potential products, or may experience delays in obtaining such approvals, and we may consequently never generate revenues from product sales because of any of the following risks inherent in the regulation of our business:

      o we may not be successful in obtaining the approval to perform clinical studies, an investigational new drug application, or IND, with respect to a proposed product;

      o preclinical or clinical trials may not demonstrate the safety and efficacy of proposed products satisfactory to the FDA or foreign regulatory authorities; or

      o completion of clinical trials may be delayed, or costs of clinical trials may exceed anticipated amounts (for example, negative or inconclusive results from a preclinical test or clinical trial or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated, additional tests to be conducted or a program to be terminated, even if other studies or trials relating to the program are successful).

WE MAY NOT BE ABLE TO SUCCEED IN OUR BUSINESS MODEL OF SEEKING TO ENTER INTO COLLABORATIONS AT APPROPRIATE STAGES OF DEVELOPMENT.

We intend to enter into strategic partnerships as we progress towards advanced clinical development and commercialization with companies responsible for such activities. We intend to provide strategic partners with services required to process the NurOwnTM products for the clinical trials. It may be difficult for us to find third parties that are willing to enter into collaborations for our potential products at the appropriate stage of development, on economic terms that are attractive to us or at all. If we are not able to continue to enter into acceptable collaborations, we could fail in our strategy of generating an early inflow of up-front and milestone payments and to enhance our capacities in regulatory and clinical infrastructure while minimizing expenditure and risk and we could be required to undertake and fund further development, clinical trials, manufacturing and marketing activities solely at our own expense.

WE MAY BE DEPENDENT UPON ANY COMPANY WITH WHICH WE ENTER INTO COLLABORATIONS TO CONDUCT CLINICAL TRIALS AND TO COMMERICALIZE OUR POTENTIAL PRODUCTS.

If we are ultimately successful in executing on our strategy of securing collaborations with companies that would undertake advanced clinical development and commercialization of our products, we may not have day-to-day control over their activities. Any such collaborator may adhere to criteria for determining whether to proceed with clinical development program under circumstances where we might have continued such a program. Potential collaborators may have significant discretion in determining the efforts and amount of resources that they dedicate to our collaborations or may be unwilling or unable to fulfill its obligations to us, including its development and commercialization. Potential collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or other development of our products. They may also not properly maintain or defend our intellectual property rights or they may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability. Potential collaboration partners may have the right to terminate the collaboration on relatively short notice and if they do so or if they fail to perform or satisfy their obligations to us, the development or commercialization of products would be delayed and our ability to realize any potential milestone payments and royalty revenue would be adversely affected.

WE FACE SIGNIFICANT COMPETITION IN OUR EFFORTS TO DEVELOP CELL THERAPIES FOR PD AND OTHER NEURODEGENERATIVE DISEASES.

We face significant competition in our efforts to develop cell therapies and other treatment or procedures to cure or slow the effects of PD and other neurodegenerative diseases. Among our competitors are companies that are involved in the fetal cell transplant or embryonic stem cell derived cell therapy and companies developing adult stem cells. Other companies are developing traditional chemical compounds, new biological drugs, cloned human proteins and other treatments which are likely to impact the markets which we intend to target. Many of our competitors possess longer operating histories and greater financial, managerial, scientific and technical resources than we do and some possess greater name recognition and established customer bases. Many also have significantly more experience in preclinical testing, human clinical trials, product manufacturing, the regulatory approval process and marketing and distribution than we do. All of these factors put us at a competitive disadvantage.

IF RAMOT IS UNABLE TO OBTAIN PATENTS ON THE PATENT APPLICATIONS AND TECHNOLOGY EXCLUSIVELY LICENSED TO US OR IF PATENTS ARE OBTAINED BUT DO NOT PROVIDE MEANINGFUL PROTECTION, WE MAY NOT BE ABLE TO SUCCESSFULLY MARKET OUR PROPOSED PRODUCTS.

We rely upon the patent application as filed by Ramot with the Israeli Patent Office and the license granted to us by Ramot under the Research and License Agreement. We have agreed with Ramot in the Research and License Agreement to seek comprehensive patent protection for all inventions licensed to us under the Research and License Agreement. However, we cannot be sure that any patents will be issued to Ramot as a result of its domestic or future foreign patent applications or that any issued patents will withstand challenges by others.

We also rely upon unpatented proprietary technology, know-how and trade secrets and seek to protect them through confidentiality agreements with employees, consultants and advisors. If these confidentiality agreements are breached, we may not have adequate remedies for the breach. In addition, others may independently develop or otherwise acquire substantially the same proprietary technology as our technology and trade secrets.

AS A RESULT OF OUR RELIANCE ON CONSULTANTS, WE MAY NOT BE ABLE TO PROTECT THE CONFIDENTIALITY OF OUR TECHNOLOGY, WHICH, IF DISSEMINATED, COULD NEGATIVELY IMPACT OUR PLAN OF OPERATIONS

We currently have relationships with two academic consultants who are not employed by us, and we may enter into additional such relationships in the future. We have limited control over the activities of these consultants and can expect only limited amounts of their time to be dedicated to our activities. These persons may have consulting, employment or advisory arrangements with other entities that may conflict with or compete with their obligations to us. Our consultants typically sign agreements that provide for confidentiality of our proprietary information and results of studies. However, in connection with every relationship, we may not be able to maintain the confidentiality of our technology, the dissemination of which could hurt our competitive position and results of operations. To the extent that our scientific consultants develop inventions or processes independently that may be applicable to our proposed products, disputes may arise as to the ownership of the proprietary rights to such information, we may expend significant resources in such disputes and we may not win those disputes.

THE PRICE OF OUR STOCK IS EXPECTED TO BE HIGHLY VOLATILE

The market price of our common stock has fluctuated significantly in the short time it has been traded, and is likely to continue to be highly volatile. To date, the trading volume in our stock has been relatively low and significant price fluctuations can occur as a result. An active public market for our common stock may not continue to develop or be sustained. If the low trading volumes experienced to date continue, such price fluctuations could occur in the future and the sale price of our common stock could decline significantly. Investors may therefore have difficulty selling their shares.

ACTUAL OR PERCEIVED SUBSTANTIAL SALES OF SHARES OF OUR COMMON STOCK COULD RESULT IN A SIGNIFICANT DECLINE IN OUR STOCK PRICE.

In late October and early November 2004, we issued a total of 941,412 Units for $.75 per Unit pursuant to a private placement, each unit of which consists of
(i) one share of our common stock, (ii) a warrant to purchase one share of our common stock at an exercise price of $1.50 per share, which warrant is exercisable for a one-year period from the date of issuance, and (iii) a warrant to purchase one share of our common stock at an exercise price of $2.50 per share, which warrant is exercisable for a three-year period from the date of issuance. We may issue up to an additional 1,058,588 of these Units for $.75 per Unit pursuant to additional closings under this offering in the near future, although no assurance can be given that these additional closings will occur. The shares of common stock and warrants that comprise the Units have "piggy back" registration rights, subject to underwriter discretion, to be included by the Company in a registration statement filed with the Securities and Exchange Commission.

We are also obligated to issue the following convertible securities, each of which we expect to issue in the near future: (i) to Ramot, a warrant to purchase 10,606,415 shares of our common stock at a purchase price of $.01 per share, which represents 29% of the issued and outstanding shares of our capital stock on a fully diluted and as converted basis as of November 4, 2004 (including the Units issued as of such date); (ii) to each of our consultants, Dr. Daniel Offen and Professor Eldad Melamed, warrants to purchase 1,097,215 shares of our common stock at a purchase price of $.01 per share, which represents 3% of the issued and outstanding shares of our capital stock on a fully diluted and as converted basis as of November 4, 2004 (including the Units issued as of such date); and
(iii) to our President and CEO, Dr. Beck, options to purchase 1,828,692 shares of our common stock at a price per share of $0.15 each, which options will vest and become exercisable in thirty six equal monthly installments from November 8, 2004. In addition, in November 2006, Dr. Beck will be entitled to receive an additional stock option grant to purchase the number of shares of our common stock that represents two percent (2%) of our issued and outstanding share capital as of that date at a price per share of $0.15 each, which additional options shall vest and become exercisable in thirty six equal monthly installments commencing as of such date. We are in the process of negotiating the additional terms of the Ramot and consultant warrants, including registration rights, and we have agreed to register the shares underlying Dr. Beck's options on an S-8 registration statement; provided that this obligation shall not take effect until the one year anniversary of the grant of the options.

If we register the shares underlying these convertible securities, they can be sold in the public market. They will also become eligible for sale into the public market subject to and in accordance with applicable SEC rules and regulations which provide exemptions from registration requirements. If any of the holders of these shares or convertible securities, or any other of our existing stockholders, sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly.

YOUR PERCENTAGE OWNERSHIP WILL BE DILUTED BY OPTIONS WE INTEND TO GRANT TO MANAGEMENT, EMPLOYEES, DIRECTORS AND CONSULTANTS.

In anticipation of hiring new management members and employees, recruiting new directors and retaining additional advisors and consultants, we intend to adopt a stock option plan, pursuant to which we expect issue options to such individuals. Such issuances will, if and when made, dilute your percentage ownership in the company.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR STOCK DUE TO THE WAY IN WHICH STOCK TRADES ARE HANDLED BY BROKER-DEALERS

Brokers may be less willing to execute transactions in securities subject to "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Because of large broker-dealer spreads, investors may be unable to sell the stock immediately back to the broker-dealer at the same price the broker-dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. The market among broker-dealers may not be active. Investors in penny stocks often are unable to sell stock back to the dealer that sold them the stock. The mark ups or commissions charged by the broker-dealers may be greater than any profit a seller may make.

YOU MAY EXPERIENCE DIFFICULTIES IN ATTEMPTING TO ENFORCE LIABILITIES BASED UPON U.S. FEDERAL SECURITIES LAWS AGAINST US AND OUR NON-U.S. RESIDENT DIRECTORS AND OFFICERS.

Our principal operations are located through our subsidiary in Israel and our principal assets are located outside the United States. Our President and directors are foreign citizens and do not reside in the United States. It may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or these persons and as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our directors or executive officers in United States courts. Thus, should any situation arise in the future in which you have a cause of action against these persons or entities, you are at greater risk in investing in our company rather than a domestic company because of greater potential difficulties in bring lawsuits or, if successful, collecting judgments against these persons or entities as opposed to domestic persons or entities.

POLITICAL, ECONOMIC AND MILITARY INSTABILITY IN ISRAEL MAY IMPEDE OUR ABILITY TO EXECUTE OUR PLAN OF OPERATIONS.

Our subsidiary's offices and the research and development facilities of Ramot are located in Israel. Accordingly, political, economic and military conditions in Israel may affect directly our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Since October 2000, terrorist violence in Israel has increased significantly and negotiations between Israel and Palestinian representatives have effectively ceased. Ongoing and revived hostilities or other factors related to Israel could harm our operations and research and development process and could impede on our ability to execute our plan of operations.


ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of the Quarterly Report for the period ended September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 3a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the report that it files under the Exchange Act is recorded, processed summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely providing alerts to material information relating to the company required to be included in the company's period SEC filings.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 10, 2004, we issued 1,800,000 shares to two consultants for consulting services. On July 1 and September 22, 2004, we issued 20,000 and 15,000 shares to a director for accounting and consulting services for the first and second quarters of 2004, respectively. Based on facts known to us, we believe that each of these issuances is exempt from the registration requirements of the Securities Act based on Section 4(2).

ITEM 6. EXHIBITS.

31.1 Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GOLDEN HAND RESOURCES, INC.


Dated: November 15, 2004

                                       By: /s/ Yaffa Beck
                                           -----------------------------------
                                       Name:   Yaffa Beck
                                       Title:  President & CEO, Director
                                               Principal Executive Officer and
                                               Principal Financial Officer