Form 10KSB/A
period 2004-03-31
BRAINSTORM CELL THERAPEUTICS INC
filed 2004-12-07
CIK 1137883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                        FOR THE YEAR ENDED MARCH 31, 2004

 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.

                        COMMISSION FILE NUMBER 333-61610


                        BRAINSTORM CELL THERAPEUTICS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                           GOLDEN HAND RESOURCES INC.
                           (FORMER NAME OF REGISTRANT)


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

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K dated August 1, 2003, on July 31, 2003 our Board of Directors adopted a resolution to effect a 2 for 1 stock split with a record date of August 11, 2003. We inadvertently neglected to file the articles of amendment reflecting the amendment to our articles of incorporation reflecting the split with the Secretary of State of the State of Washington until November 9, 2004. The effect of this split was (1) to double the number of issued and outstanding shares of common stock, which has been correctly reflected in our financial statements, (2) to change our authorized shares of common stock from 100,000,000 shares par value $0.0001 to 200,000,000 shares of common stock par value $0.00005 and (3) to change our authorized shares of preferred stock from 20,000,000 par value $0.0001 to 40,000,000 shares of preferred stock par value $0.00005. In addition, our Common Stock as at March 31, 2004 changed from $1,024 to $512 and our Additional Paid In Capital as at March 31, 2004 changed from $81,476 to $81,988. We have filed this amendment to our annual report on Form 10-KSB/A for the fiscal year ended March 31, 2004 to reflect these changes which were not previously reflected in our financial statements. These changes are all reflected in Item 7 (Financial Statements) of
Part II of this Report and such item also contains a new Note 8 to our financial statements explaining them. We have also attached hereto as Exhibit 3.i.02, a copy of the Articles of Amendment filed on November 9, 2004 with the Secretary of State of Washington.

We are concurrently filing an amendment to our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 that will reflect these same changes. No amendments will be made to our Quarterly Reports on Form 10-QSB for the quarterly periods ended September 30, 2003 or December 31, 2003 as all relevant changes will be reflected in the Form 10-KSB/A for the year ended March 31, 2003 and the Form 10-Q/A for the quarterly period ended June 30, 2004.

This Amendment does not reflect events that have occurred after the period for which this Annual Report on Form 10-KSB was originally filed. Information with respect to those events has been or will be set forth, as appropriate, in the Company's subsequent periodic filings, including its Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K. Any reference to facts and circumstances at a "current" date refer to such facts and circumstances as of such original filing date.

PART II

ITEM 7. FINANCIAL STATEMENTS

Golden Hand Resources Inc.
(formerly Wizbang Technologies, Inc.)



Index


Independent Auditors' Report.................................................F-1

Balance Sheets...............................................................F-2

Statements of Operations.....................................................F-3

Statements of Cash Flows.....................................................F-4

Statement of Stockholders' Equity............................................F-5

Notes to the Financial Statements............................................F-6

                         [LETTERHEAD OF MANNING ELLIOTT]


                          Independent Auditors' Report


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

As discussed in Note 8 to the aforementioned financial statements, the accompanying financial statements have been restated to reflect a stock split and increase in authorized capital. The restatement resulted in changes within the statement of stockholders equity. There was no restatement of net loss or net loss per share.

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

As discussed in Note 8 to the accompanying financial statements, the Company has restated its financial statements for the year ended March 31, 2004.

/s/ "Manning Elliott"

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 26, 2004 except as to Note 8
which is as of November 16, 2004

Golden Hand Resources Inc.
(formerly Wizbang Technologies, Inc.)
Balance Sheets
(Expressed in U.S. Dollars)

                                                                             March 31,    March 31,
                                                                               2004         2003
                                                                                 $            $
                                                                             Restated
                                                                             (Note 8)
ASSETS

Current Assets

   Cash                                                                        4,604        9,996
   Prepaid expenses                                                              155          305
--------------------------------------------------------------------------------------------------

Total Current Assets                                                           4,759       10,301
--------------------------------------------------------------------------------------------------

Product License (Note 3)
   Cost                                                                       66,000       66,000
   Accumulated Amortization                                                  (54,529)     (30,815)
--------------------------------------------------------------------------------------------------

Net                                                                           11,471       35,185
--------------------------------------------------------------------------------------------------

Total Assets                                                                  16,230       45,486
--------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

   Accounts payable                                                              140            -
   Accrued liabilities                                                         6,509        4,154
   Notes payable (Notes 3 and 4)                                              30,974       20,974
   Advance from related party (Note 5(b))                                     10,044            -
--------------------------------------------------------------------------------------------------

Total Liabilities                                                             47,667       25,128
--------------------------------------------------------------------------------------------------

Contingencies and Commitments (Notes 1, 3 and 4)

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 40,000,000 preferred shares authorized with
par value $.00005; none issued                                                     -            -

Common stock:  200,000,000 common shares authorized with par value
$.00005;  10,238,000 and 20,200,000 issued and outstanding, respectively         512        1,010

Additional paid in capital                                                    81,988       74,990

Donated capital (Note 5(a))                                                   48,750       33,750

Deficit                                                                     (162,687)     (89,392)
--------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                         (31,437)      20,358
--------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                          16,230       45,486
--------------------------------------------------------------------------------------------------


    (The accompanying notes are an integral part of the financial statements)

Golden Hand Resources Inc.
(formerly Wizbang Technologies, Inc.)
Statements of Operations
(Expressed in U.S. Dollars)


                                                              Year Ended
                                                               March 31,
                                                         2004            2003
                                                           $              $

Revenues                                                    -           82,889

Cost of Sales                                               -           71,700
--------------------------------------------------------------------------------

Gross Margin                                                -           11,189
--------------------------------------------------------------------------------

Operating Expenses

   Amortization                                        23,714           21,571
   Bank charges and interest                            2,348            1,495
   Communication                                        3,240            4,042
   Consulting (Note 5(a))                              12,000           17,644
   Mineral properties                                  16,500                -
   Professional fees                                    8,577           10,243
   Rent                                                 3,000            3,000
   Travel                                               3,916                -
--------------------------------------------------------------------------------

Total Operating Expenses                               73,295           57,995
--------------------------------------------------------------------------------

Net Loss for the Year                                 (73,295)         (46,806)
--------------------------------------------------------------------------------

Net Loss Per Share - Basic and Diluted                 (0.00)           (0.00)
--------------------------------------------------------------------------------

Weighted Average Shares Outstanding                17,100,000       20,200,000
--------------------------------------------------------------------------------


    (The accompanying notes are an integral part of the financial statements)

Golden Hand Resources Inc.
(formerly Wizbang Technologies, Inc.)
Statements of Cash Flows
(Expressed in U.S. Dollars)

                                                                       Year Ended
                                                                        March 31,
                                                                   2004             2003
                                                                    $                 $
Cash Flows From Operating Activities

   Net loss                                                       (73,295)        (46,806)

Adjustments to reconcile net loss to net cash used by operating activities:

   Amortization                                                    23,714          21,571
   Donated consulting services                                     12,000          12,000
   Donated rent                                                     3,000           3,000
   Mineral property acquisition                                    16,500               -

Change in operating assets and liabilities

   Decrease in prepaid expenses                                       150             445
   Increase in accounts payable                                       140               -
   Increase in accrued liabilities                                  2,355           2,778
-------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                             (15,436)         (7,012)
-------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

   Advances from related party                                     10,044               -
   Repayment of notes payable                                           -         (19,140)
-------------------------------------------------------------------------------------------

Net Cash Flows From (Used In) Financing Activities                 10,044         (19,140)
-------------------------------------------------------------------------------------------

Decrease In Cash                                                   (5,392)        (26,152)

Cash, Beginning of Year                                             9,996          36,148
-------------------------------------------------------------------------------------------

Cash, End of Year                                                   4,604           9,996
-------------------------------------------------------------------------------------------

Non-Cash Financing Activities

   Note payable issued to purchase mineral claim option            10,000               -
   Common shares issued to purchase mineral claim option            6,500               -
   Notes payable issued to purchase license                             -          30,000
-------------------------------------------------------------------------------------------

Supplemental Disclosures

   Interest paid                                                        -               -
   Income taxes paid                                                    -               -
-------------------------------------------------------------------------------------------


    (The accompanying notes are an integral part of the financial statements)

Golden Hand Resources Inc.
(formerly Wizbang Technologies, Inc.)
Statement of Stockholders' Equity
(Expressed in U.S. Dollars)

                                                                            Additional                               Total
                                                                              Paid-in     Donated                 Stockholders
                                                    Shares        Amount      Capital     Capital     Deficit   Equity (Deficit)
                                                       #            $            $           $           $             $

Balance - March 31, 2002                           20,200,000       1,010       74,990     18,750     (42,586)        52,164

Value of rent donated by related party                      -           -            -      3,000           -          3,000

Value of services donated by related party                  -           -            -     12,000           -         12,000

Net loss for the year                                       -           -            -          -     (46,806)       (46,806)
---------------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2003                           20,200,000       1,010       74,990     33,750     (89,392)        20,358

Common shares issued to purchase mineral
option at $0.065 per share (Note 4)                   100,000           5        6,495          -           -          6,500

Cancellation of common shares (Note 4)            (10,062,000)       (503)         503          -           -              -

Value of rent donated by related party                      -           -            -      3,000           -          3,000

Value of services donated by related party                  -           -            -     12,000           -         12,000

Net loss for the year                                       -           -            -          -     (73,295)       (73,295)
---------------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2004                           10,238,000         512       81,988     48,750    (162,687)       (31,437)
---------------------------------------------------------------------------------------------------------------------------------


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

     The amortization of the license for the remainder of the license agreement is as follows:

                                                        $

     2005                                            11,471
     -------------------------------------------------------


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

6.   Common Stock

     a) On August 12, 2003, pursuant to the Dalhousie Sale Agreement referred to in Note 4, the Company executed a two for one split of common shares. All per share amounts have been retroactively adjusted to reflect the stock split.

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

     The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                                    2004            2003
                                                      $               $

               Net Operating Losses                 57,000         33,583
               Statutory Tax Rate                      34%           34%
               Effective Tax Rate                        -              -
               Deferred Tax Asset                   19,380         11,418
               Valuation Allowance                 (19,380)       (11,418)
          -----------------------------------------------------------------

               Net Deferred Tax Asset                    -              -
          -----------------------------------------------------------------


8.   Restatement

     The Company has restated its financial statements for the year ended March 31, 2004 due to correction of an error. On August 12, 2003, pursuant to the Dalhousie Sale Agreement referred to in Note 4, the Company executed a two for one split of common shares. Although all issued share amounts had been retroactively adjusted to reflect the stock split, the Company did not account for the increase in the authorized share capital and reduce the par value of preferred and common shares. The authorized preferred stock increased to 40,000,000 shares from 20,000,000 shares and the par value decreased to $0.00005 from $0.0001. The authorized common stock increased to 200,000,000 shares from 100,000,000 shares and the par value decreased to $0.00005 from $0.0001. The nature of the restatement is as follows:

                                                       March 31,
                                                         2004                      March 31,
                                                      Previously                     2004
                                                       Reported     Adjustment    As Restated
     Balance Sheet                                         $            $              $

     Common stock: 10,238,000 issued and outstanding
     with par value of $0.00005                            1,024      (512)             512

     Additional paid in capital                           81,476       512           81,988
     ----------------------------------------------------------------------------------------

     Total Stockholders' Deficit                         (31,437)        -          (31,437)
     ----------------------------------------------------------------------------------------

9.   Subsequent Events

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit
Number         Description
--------       -----------------------------------------------------------------

3(a)(i)        Articles   Of   Incorporation   Of  Wizbang   Technologies   Inc.
               (Incorporated by reference filed with the Company's Form S-1 on May 24, 2001).

3(a)(ii) By-laws Of Wizbang Technologies Inc. (Incorporated by reference filed with the Company's Form S-1 on May 24, 2001 ).

3(i)(02)       Amendment to Articles Of  Incorporation  of Golden Hand Resources
               Inc.

4 Specimen Share of Common Stock (Incorporated by reference filed with the Company's Form S-1 on May 24, 2001).

10.1 Agreement Between Wizbang Technologies Inc. And Reach Technologies Inc Dated September 22, 2000 for the right to distribute the Reach Technologies Inc. licensed product line. (Incorporated by reference filed with the Company's Form S-1 on May 24, 2001)

10.2 Agreement Between Wizbang Technologies Inc. And Reach Technologies Inc Dated October 31, 2001 amending the Licensing Agreement with Reach Technologies, Inc. dated September 22, 2000 as it pertains to new territory. Previously filed with the SEC on November 14, 2002 with Wizbang Technologies Inc.'s annual report on Form 10-KSB/A for the fiscal year ended March 31, 2002.

10.3 Agreement Between Wizbang Technologies Inc. And Reach Technologies Inc Dated June 10, 2002 amending the Licensing Agreement with Reach Technologies, Inc. dated September 22, 2000 as it pertains to new territory. Previously filed with the SEC on November 14, 2002 with Wizbang Technologies Inc.'s current report on Form 8-K/A for the fiscal year ended March 31, 2002.

10.4 Agreement Between Golden Hand Resources Inc. And Reach Technologies Inc Dated May 4, 2004 amending the Licensing Agreement with Reach Technologies, Inc. dated September 22, 2000. Previously filed with the SEC with Golden Hand Resources Inc.'s annual report on Form 10-KSB for the fiscal year ended March 31, 2004.

23.1           Consent of Manning Elliott.

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

                                      BRAINSTORM CELL THERAPEUTICS INC.
                                      (formerly GOLDEN HAND RESOURCES INC.)


Date: December 3, 2004                By: /s/ Yaffa Beck
                                          -------------------------------------
                                          Name:  Yaffa Beck
                                          Title: President & CEO (Principal
                                                 Executive Officer and Principal
                                                 Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                             Date
-----------------------     ----------------------------      --------------

/s/ Yaffa Beck              President & CEO and Director      December 5, 2004
-----------------------
Yaffa Beck


/s/ Irit Arbel              Director                          December 5, 2004
-----------------------
Irit Arbel

                                INDEX TO EXHIBITS

Exhibit
Number         Description
----------     -----------------------------------------------------------------

3(a)(i)        Articles   Of   Incorporation   Of  Wizbang   Technologies   Inc.
               (Incorporated by reference filed with the Company's Form S-1 on May 24, 2001).

3(a)(ii) By-laws Of Wizbang Technologies Inc. (Incorporated by reference filed with the Company's Form S-1 on May 24, 2001 ).

3(i)(02)       Amendment to Articles Of  Incorporation  of Golden Hand Resources
               Inc.

4 Specimen Share of Common Stock (Incorporated by reference filed with the Company's Form S-1 on May 24, 2001).

10.1 Agreement Between Wizbang Technologies Inc. And Reach Technologies Inc Dated September 22, 2000 for the right to distribute the Reach Technologies Inc. licensed product line. (Incorporated by reference filed with the Company's Form S-1 on May 24, 2001)

10.2 Agreement Between Wizbang Technologies Inc. And Reach Technologies Inc Dated October 31, 2001 amending the Licensing Agreement with Reach Technologies, Inc. dated September 22, 2000 as it pertains to new territory. Previously filed with the SEC on November 14, 2002 with Wizbang Technologies Inc.'s annual report on Form 10-KSB/A for the fiscal year ended March 31, 2002.

10.3 Agreement Between Wizbang Technologies Inc. And Reach Technologies Inc Dated June 10, 2002 amending the Licensing Agreement with Reach Technologies, Inc. dated September 22, 2000 as it pertains to new territory. Previously filed with the SEC on November 14, 2002 with Wizbang Technologies Inc.'s current report on Form 8-K/A for the fiscal year ended March 31, 2002.

10.4 Agreement Between Golden Hand Resources Inc. and Reach Technologies Inc Dated May 4, 2004 amending the Licensing Agreement with Reach Technologies, Inc. dated September 22, 2000. Previously filed with the SEC with Golden Hand Resources Inc.'s annual report on Form 10-KSB for the fiscal year ended March 31, 2004.

23.1           Consent of Manning Elliott.

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