Form 10QSB/A
period 2004-06-30
BRAINSTORM CELL THERAPEUTICS INC
filed 2004-12-07
CIK 1137883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A
                                (AMENDMENT NO. 2)

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


                                011-972-2-6737445
                                -----------------
                           (Issuer's telephone number)

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

EXPLANATORY NOTE:

As disclosed in our Current Report on Form 8-K dated August 1, 2003, on July 31, 2003 our Board of Directors adopted a resolution to effect a 2 for 1 stock split with a record date of August 11, 2003. We inadvertently neglected to file the articles of amendment reflecting the amendment to amend our articles of incorporation reflecting the split with the Secretary of State of the State of Washington until November 9, 2004. The effect of this split was (1) to double the number of issued and outstanding shares of common stock, which has been correctly reflected in our financial statements, (2) to change our authorized shares of common stock from 100,000,000 shares par value $0.0001 to 200,000,000 shares of common stock par value $0.00005 and (3) to change our authorized shares of preferred stock from 20,000,000 par value $0.0001 to 40,000,000 shares of preferred stock par value $0.00005. In addition, our Common Stock as at March 31, 2004 changed from $1,024 to $512 and our Additional Paid In Capital as at March 31, 2004 changed from $81,476 to $81,988. We have filed this amendment to our quarterly report on Form 10-QSB/A for the quarterly period ended June 30, 2004 to reflect these changes which were not previously reflected in our financial statements.

We are concurrently filing an amendment to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004 that will reflect these same changes. No amendments will be made to our Quarterly Reports on Form 10-QSB for the quarterly periods ended September 30, 2003 or December 31, 2003 as all relevant changes will be reflected in the Form 10-KSB/A for the year ended March 31, 2003 and the Form 10-Q/A for the quarterly period ended June 30, 2004.

In addition, we have included in this amendment to our quarterly report for the quarterly period ended June 30, 2004 a $21,950 expense related to 60,000 shares granted to service providers for consulting, legal and accounting services that was not previously recorded in such financial statements.

This Amendment does not reflect events that have occurred after the period for which this Quarterly Report on Form 10-QSB was originally filed. Information with respect to those events has been or will be set forth, as appropriate, in the Company's subsequent periodic filings, including its Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K. Any reference to facts and circumstances at a "current" date refer to such facts and circumstances as of such original filing date.

                         PART 1 - FINANCIAL INFORMATION


Golden Hand Resources Inc.
(formerly Wizbang Technologies Inc.)
Balance Sheets
(Expressed in U.S. Dollars)

                                                           June 30,    March 31,
                                                            2004         2004
                                                              $            $
                                                         (unaudited) (audited)
                                                         As restated
                                                          (Note 7)
ASSETS

Current Assets
    Cash                                                    67,817       4,604
    Prepaid expenses                                           155         155
------------------------------------------------------------------------------
Total Current Assets                                        67,972       4,759
------------------------------------------------------------------------------
Product License (Note 3)
    Cost                                                        --      66,000
    Accumulated amortization                                    --     (54,529)
------------------------------------------------------------------------------
Product License, Net                                            --      11,471
------------------------------------------------------------------------------
Total Assets                                                67,972      16,230
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                           200         140
    Accrued liabilities                                     29,950       6,509
    Notes payable (Notes 3 and 4)                               --      30,974
    Advance from related party (Note 5(d))                      --      10,044
------------------------------------------------------------------------------
Total Liabilities                                           30,150      47,667
------------------------------------------------------------------------------

Contingencies and Commitments (Notes 1, 3 and 4)
Subsequent event (Note 8)

STOCKHOLDERS' EQUITY

Preferred stock:40,000,000 preferred shares authorized
with par value $.00005; none issued                             --          --
Common stock:200,000,000 common shares authorized with
par value $.00005; 10,428,000 and 10,238,000 issued and
outstanding, respectively (Note 6(a))                          522       1,024

Common shares subscribed  (Note 6(b))                       67,792          --
Additional paid in capital                                  80,978      81,476
Donated capital (Note 5(a))                                 52,500      48,750
------------------------------------------------------------------------------
                                                           201,792     131,250
Deficit                                                   (163,970)   (162,687)
------------------------------------------------------------------------------
Total Stockholders' Equity                                  37,822     (31,437)
------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                  67,972      16,230
------------------------------------------------------------------------------

   (The accompanying notes are an integral part of these financial statements)

GOLDEN HAND RESOURCES INC.
(formerly Wizbang Technologies Inc.)
STATEMENT OF OPERATIONS
(Expressed in U.S. Dollars)
(unaudited)

                                                                     Three Months Ended
                                                                          June 30,
                                                                    2004          2003
                                                                     $              $
                                                                 As restated
                                                                   (Note 7)

Sales                                                                  --            --

Cost Sales                                                             --            --
---------------------------------------------------------------------------------------

Gross Margin                                                           --            --
---------------------------------------------------------------------------------------

Operating Expenses
       Amortization                                                    --         5,542
       Bank charges and interest                                       15           410
       Communication                                                1,972           150
       Donated services (Note 5(a))                                 3,000         3,000
       Mineral properties expense                                      --            --
       Professional Fees                                           25,126         2,023
       Donated rent (Note 5(a))                                       750           750
       Loss on impairment of intangible asset (Note 3)             11,471            --
---------------------------------------------------------------------------------------
Total Operating Expenses                                           42,334        11,875
---------------------------------------------------------------------------------------

Other Income
       Consulting revenue (Note 5(c))                              10,350            --
       Gain on forgiveness of debt (Notes 3 and 4)                 26,742            --
       Gain on forgiveness of interest (Notes 3 and 4)              3,958            --
---------------------------------------------------------------------------------------
Total Other Income                                                 41,050            --
---------------------------------------------------------------------------------------

Provision For Income Taxes                                             --            --
---------------------------------------------------------------------------------------

Net Loss for the Period                                            (1,284)      (11,875)
---------------------------------------------------------------------------------------

Net Loss Per Share - Basic and Diluted                                 --            --
---------------------------------------------------------------------------------------

Weighted Average Shares Outstanding                            10,303,000    10,100,000
---------------------------------------------------------------------------------------


   (The accompanying notes are an integral part of these financial statements)

GOLDEN HAND RESOURCES INC.
(formerly Wizbang Technologies Inc.)
STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)
(unaudited)

                                                                      Three Months Ended
                                                                           June 30,
                                                                      2004           2003
                                                                       $              $
                                                                   As restated
                                                                    (Note 7)
Cash Flows From Operating Activities
       Net loss for the period                                        (1,284)       (11,875)
Adjustments to reconcile net loss to net cash used by
  operating activities:
       Amortization                                                       --          5,542
       Donated consulting services                                     3,000          3,000
       Shares issued for services                                     24,000
       Donated rent                                                      750            750
       Gain on forgiveness of debt                                   (26,742)            --
       Gain on forgiveness of interest                                (3,958)
       Loss on impairment of intangible asset                         11,471             --
Changes in operating assets and liabilities
       Prepaid expenses                                                   --            150
       Accounts payable                                                   60            999
       Accrued liabilities                                             2,401          1,066
-------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Operating Activities                    9,698           (368)
-------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
       Repayment of related party advances                           (10,044)            --
       Proceeds from common share subscriptions                       67,792
       Repayment of notes payable                                     (4,233)            --
-------------------------------------------------------------------------------------------
Cash Flows Provided by (Used In) Financing Activities                 53,515             --
-------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                           63,213           (368)

Cash, Beginning of Period                                              4,604          9,996
-------------------------------------------------------------------------------------------

Cash, End of Period                                                   67,817          9,628
-------------------------------------------------------------------------------------------

Non-cash Financing Activities
                    --
       Forgiveness of notes payable                                   26,742             --
       Forgiveness of interest owing on notes payable                  3,958             --
       Issuance expenses against accrued liabilities                  25,000             --
-------------------------------------------------------------------------------------------
                                                                      55,700             --
-------------------------------------------------------------------------------------------

Supplemental Disclosures
       Interest paid                                                      --             --
       Income taxes paid                                                  --             --
-------------------------------------------------------------------------------------------

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

On July 8, 2004 the Company entered into a licensing agreement with Ramot Tel Aviv University Ltd. (hereafter "Ramot"), an Israel corporation, to acquire certain stem cell technology (see Note 7). The Company's business plan will now focus on the treatment for Parkinson's disease based on the results of the acquired technology and research to be conducted and funded by the Company.

The Company has an accumulated deficit of $ 163,970 at June 30, 2004. The company's ability to continue to operate is dependant upon additional financing support.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

a) Basis of presentation:

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

b) Year End

The Company's fiscal year end is March 31.

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

d.) Accounting for stock-based compensation:

The Company applies SFAS No. 123 and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in conjunction with selling, goods or Services" ("EITF 96-18"), with respect to options and warrants issued to non-employees.

GOLDEN HAND RESOURCES INC.
(formerly Wizbang Technologies Inc.)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)

e) Long-lived assets:

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

f) Interim financial statements:

The accompanying unaudited interim financial statements have been prepared in a condensed format as of June 30, 2004 and for the three months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005.


3. PRODUCT LICENSE

The Company acquired the right to market and sell a Digital Data Recorder product line (the "License") in the states of North Dakota, South Dakota, Nebraska, Kansas, Montana, Wyoming, and Colorado. The licensed product consists of 0 to 40 Megabit per second Bit Error Rate Testers that are configured for laboratory and onsite use. Models consist of laboratory, rack mount and portable versions. The licensor maintains the right to set the minimum price of the licensed products. The license was acquired on September 22, 2000 and has a four-year term. The license was purchased by the Company for $16,000 cash from Reach Technologies, Inc. ("Reach"), which is one-third owned by the President of the Company. Reach manufactured all of the products that the Company sold. Under the terms of the License agreement, the Company purchased products from Reach and resold them.

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

Due to the non-exclusivity of the license the Company cannot determine whether the license will generate any future sales. As a result, the Company has recognized impairment in the value of product license equal to its net book value of $11,471, which was charged to the statement of operations.

GOLDEN HAND RESOURCES INC.
(formerly Wizbang Technologies Inc.)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)

4. MINERAL CLAIM

On July 31, 2003 the Company acquired an option to purchase the Dalhousie Mineral Claim, situated in the Stewart Area, Skeena Mining Division in the Province of British Columbia, Canada. The purchase price was $10,000 payable to the vendor within ninety days of the date of the Sale Agreement ("the Agreement"). The Company, pursuant to the Agreement, was required to split the common shares on a two for one basis and cancel an appropriate number of shares held by the Company's President to leave 10,100,000 post-split shares issued and outstanding prior to any share issuances to the vendor. The cancellation of shares held by the Company's President was completed as of December 31, 2003. Pursuant to the Agreement the Company was required to issue 100,000 post-split shares within ninety days of the date of the Agreement and 100,000 post-split shares on the beginning of any exploration program which the Company carries out on the Dalhousie Claim. Also, pursuant to the Agreement, the Company was to issue 100,000 post-split common shares to the vendor, upon the Dalhousie Claim being put into commercial production.

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

On May 4, 2004 the Dalhousie Mineral Claim was returned to the vendor in exchange for the forgiveness of $10,305 includes accrued interest of $305 owing to the vendor. As a result the Company has recorded a gain from forgiveness of debt, which has been charged to the statement of operations.

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

6. COMMON STOCK

a) On June 1 and June 4, the Company issued 40,000 and 150,000 Common shares for 12 months filing services, legal and due-diligence services with respect to private placement, respectively. Compensation expenses related to filing expenses, totaling $ 26,400, are amortized over a period of 12 months and were charged to the statement of operations. Compensation expenses related to legal and due-diligence services, totaling $ 105,000, were recorded and deducted from additional paid in capital.

b) During the three months ended June 30, 2004 the Company accepted subscription agreements for 10,210,000 common shares for aggregate proceeds of $110,172. Cash of $67,792 with respect to this offering was received prior to June 30, 2004 with the balance of $42,380 received in July 2004. During July 2004 the Company cancelled two subscriptions for an aggregate of 1,800,000 shares and returned those proceeds. Thus, the number of shares subscribed for totaled 8,510,000 shares for proceeds of $60,175 (net of $25,000 issuance expenses).

GOLDEN HAND RESOURCES INC.
(formerly Wizbang Technologies Inc.)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)

7. RESTATEMENT

a) On September 2004, the Company paid to its legal consultant $25,000 for legal services with respect to private placement occurred on the first quarter. The Company did not accrue the liability for the quarter ended June 30, 2004. The expenses were accrued and deducted from additional paid in capital.

b) On August 12, 2003, pursuant to the Dalhousie Sale Agreement referred to in
Note 4, the Company executed a two for one split of common shares. Although all issued share amounts had been retroactively adjusted to reflect the stock split, the Company did not account for the increase in the authorized share capital and the decrease in the par value of preferred and common shares. The authorized preferred stock increased from 20,000,000 shares to 40,000,000 shares and the par value decreased from $0.0001 to $0.00005. The authorized common stock increased from 100,000,000 shares to 200,000,000 shares and the par value decreased from $0.0001 to $0.00005.

c) On June 1 and June 4, the Company issued 40,000 and 150,000 Common shares for 12 months filing services, legal and due-diligence services with respect to private placement, respectively. The Company calculated its revised Compensation expenses based on the shares' market price, which was higher then its earlier calculation, based on the price per share received in the last investment round. The Compensation expenses related to filing expenses, totaling $26,400, are amortized over a period of 12 months and were charged to the statement of operations. Compensation expenses related to legal and due-diligence services, totaling $105,000, were recorded and deducted from additional paid in capital.

d) On July 1, 2004, the Company issued 20,000 shares to a director for accounting services for the first quarter of 2004. The Company calculated its revised Compensation expenses based on the shares' market price, which was higher then its earlier calculation, based on the price per share received in the last investment round. The Compensation expenses, totaling $22,000, were charged to the statement of operations.

The nature of the restatement is as follows:

                                                                         June 30,
                                                                           2004                         June 30,
                                                                        Previously                        2004
                                                                         Reported       Adjustment     As Restated
     Balance Sheet                                                           $              $               $

     Accrued liabilities                                                       4,950          25,000         29,950

     Common stock: 10,238,000 issued and outstanding with par value of $0.00005
                                                                               1,043            (521)           522

     Additional paid in capital                                               83,507          (2,529)        80,978

     --------------------------------------------------------------------------------------------------------------
     Total Stockholders' Deficit                                            (142,020)         21,950        163,970)
     ==============================================================================================================

     Statement of Operations

     Professional fees                                                         3,176          21,950         25,126

     --------------------------------------------------------------------------------------------------------------
     Income (loss) for the period                                             20,666         (21,950)        (1,284)
     ==============================================================================================================

GOLDEN HAND RESOURCES INC.
(formerly Wizbang Technologies Inc.)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)

8. SUBSEQUENT EVENT

a) On July 8, 2004, the Company entered into a research and license agreement ("the agreement") with Ramot, a technology licensing company of Tel Aviv University Ltd. ("Ramot"). The license agreement grants the Company an exclusive, worldwide, royalty-bearing license to develop, use and sell its technology. In consideration of the license, the Company is required to remit an upfront license fee payment of $ 100,000 within 45 days (which was extended until completion of a future financing); royalties at a rate of 5% of all net sales of products and 30% of all sublicense receipts. In addition the company shall grant Ramot, upon the completion of an investment of $ 750,000 in the company, a warrant to purchase 29% of the issued and outstanding shares of the company on a fully diluted basis, at an exercise price of $ 0.01 per share. The Company will also fund, through Ramot, further research of $ 570,000 per year for an initial two-year period and for a further two-year period if certain research milestones are met. Ramot may terminate the agreement if the Company fails to reach certain development milestones; fails to raise a minimum of $ 750,000 of investment capital within the next six months, or materially breaches the agreement. As of today, the company raised the minimum investment as described above.

b) On July 2004, the company entered into two consulting agreements, upon which the consultants shall provide the company consulting services in consideration for a monthly payment of $ 6,000 each. In addition, the Company shall grant each consultant, upon the completion of an investment of $ 750,000 in the company, a warrant to purchase 3% of the issued and outstanding shares of the company, on a fully diluted basis, at an exercise price of $ 0.01 per share. The investment of $ 750,000 was completed in the third quarter of 2004 (see Note 1).

c) On August 10, 2004, the Company issued 1,800,000 shares to two consultants for past and future consulting services. The compensation is deemed earned upon the issuance of the shares. As a result, compensation expenses, totaling $ 1,530,000, were charged to the statement of operations in the second quarter of 2004.

d) On July 1 and September 22, 2004, the Company issued 20,000 and 15,000 shares to a director for financial services for the first and second quarters of 2004, respectively. Compensation expenses, totaling $ 22,000 and $ 16,950, were charged to the statement of operations in the first and second quarters of 2004, respectively.

e) On November 8, 2004, the Company appointed a new officer (the "Officer") that will perform as a President and Chief Executive. Pursuant to the agreement that was signed with the officer (the "Agreement"), the Company will grant the officer options to purchase 1,828,692 shares of the Company's common stock at a price per share of $ 0.15 each, which options will vest and become exercisable in thirty-six equal monthly installments from November 8, 2004 (the "Effective Date"). Two years from the Effective Date, the officer will be entitled to receive an additional stock option to purchase the number of shares of the Company's common stock that represents two percent (2%) of the Company's issued and outstanding share capital as of that date at a price per share of $ 0.15. The additional option shall vest and become exercisable in thirty six equal monthly installments commencing as of such date. Each of these options shall be exercisable for a ten 10 year period following the Effective Date, but in any case not later than four 4 years after termination of the Agreement.

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

At June 30, 2004, we had $67,972 in total assets and $5,150in total liabilities. Cash increased by $63,213 as compared to $4,604 at March 31, 2004. We received share subscriptions of $67,792.

We had no revenue from the sales of our products for the period ended June 30, 2004, but received $10,350 in the form of consulting revenue.

Total operating expenses increased $30,459over the previous year, to $42,334. This net decrease was largely due to:

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

Netloss for the fiscal period ended June 30, 2004 was $1,284 as compared with A net loss of $11,875 during the previous fiscal year for that same period.

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

                                             BRAINSTORM CELL THERAPEUTICS INC.
                                           (formerly GOLDEN HAND RESOURCES INC.)






Dated: December 5, 2004
                                         By:    /s/ Yaffa Beck
                                                --------------------------------
                                         Name:  Yaffa Beck
                                         Title: President & CEO
                                                Principal Executive Officer and
                                                Principal  Financial Officer