Form 10QSB
period 2004-12-31
BRAINSTORM CELL THERAPEUTICS INC
filed 2005-02-14
CIK 1137883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                        Commission File Number 333-61610

                        BRAINSTORM CELL THERAPEUTICS INC.

        (Exact name of small business issuer as specified in its charter)



           Washington                                            912061053
           ----------                                            ---------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification  No.)

                           1350 Avenue of the Americas
                               New York, NY 10019
                    ----------------------------------------
                    (Address of principal executive offices)


                                  212-557-9000
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

The number of shares outstanding of the Issuer's Common Stock, $0.00005 Par Value, as of December 31, 2004 was 19,914,407.

                         PART 1 - FINANCIAL INFORMATION

       ITEM 1.    FINANCIAL STATEMENTS.


                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

BALANCE SHEETS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                      December 31,        March 31,
                                                                                          2004              2003
                                                                                    ---------------    ---------------
                                                                                       Unaudited           Audited
                                                                                    ---------------    ---------------
ASSETS
 CURRENT ASSETS:
 Cash                                                                                       274,855               --
Accounts receivable and prepaid expenses                                                     31,605               --
                                                                                    ---------------    ---------------

Total current assets                                                                        306,460               --
                                                                                    ---------------    ---------------

 PROPERTY AND EQUIPMENT, NET                                                                  1,518               --
                                                                                    ---------------    ---------------

 ASSETS ATTRIBUTED TO DISCONTINUED OPERATIONS                                                  --               16,230
                                                                                    ---------------    ---------------

 Total assets                                                                               307,978             16,230
                                                                                    ===============    ===============


   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

 CURRENT LIABILITIES:

     Accounts payable                                                                        10,595               --
     Other accounts payable and accrued expenses                                             97,633               --
                                                                                    ---------------    ---------------

                                                                                            108,228               --
                                                                                    ---------------    ---------------

 LIABILITIES ATTRIBUTED TO DISCONTINUED OPERATIONS                                             --               47,667
                                                                                    ---------------    ---------------

 Total current liabilities                                                                  108,228             47,667
                                                                                    ---------------    ---------------

 STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock of $ 0.00005 par value - Authorized: 200,000,000 shares at
     December 31, 2004 and March 31, 2004; Issued and outstanding: 19,914,407 and
     10,238,000 at December 31, 2004 and March 31, 2004, respectively (Note 5)                  996                512
   Preferred stock of $ 0.00005 par value - Authorized: 40,000,000 shares at
     December 31, 2004 and March 31, 2004; none issued                                         --                 --
 Additional paid-in capital                                                              24,906,715             81,988
 Deferred compensation                                                                   (6,325,187)              --
 Donated capital (Note 5)                                                                    56,250             48,750
 Deficit accumulated during the development stage                                       (18,439,024)          (162,687)
                                                                                    ---------------    ---------------

 Total stockholders' equity (deficiency)                                                    199,750            (31,437)
                                                                                    ---------------    ---------------

 Total liabilities and stockholders' equity (deficiency)                                    307,978             16,230
                                                                                    ===============    ===============

    The accompanying notes are an integral part of the financial statements.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)



STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
In U.S. dollars (except per share data)

                                                                                                      Period from
                                                                                                      September 22,
                                              Three months ended           Nine months ended        2000 (inception
                                                  December 31,                December 31,           date) through
                                           -------------------------  ---------------------------     December 31,
                                               2004          2003         2004           2003             2004
                                           ------------   ----------  ------------    -----------   ---------------
                                                                               Unaudited
                                           ------------------------------------------------------------------------
 Operating expenses:
   Research and development cost
     (including cost related to warrants
     granted to non-employees at the
     amount of $15,873,048 and $0 for
     the nine months ended December
     31, 2004 and 2003, respectively)        16,299,048         --      16,299,048           --         16,299,048

   General & Administrative cost
     (including cost related warrants
     granted to services providers and
     to employees at the amount of
     $1,860,641 and $0 for the nine
     months ended December 31, 2004
     and 2003, respectively)                    399,572         --       1,974,206           --          1,974,206

                                           ------------   ----------  ------------    -----------   ---------------

                                             16,698,620         --      18,273,254           --         18,273,254

Financial expenses, net                           1,457         --           1,799           --              1,799
                                           ------------   ----------  ------------    -----------   ---------------

 Net loss from continuing operations        (16,700,077)        --     (18,275,053)          --        (18,275,053)
 Net loss from discontinued operations
   of a segment of a business                      --        (14,598)       (1,284)       (37,510)        (163,971)
                                           ------------   ----------  ------------    -----------   ---------------

 Net loss for the period                   (16,700,077)      (14,598)  (18,276,337)      (37,510)      (18,439,024)
                                           ============   ==========   ===========    ===========   ==============

 Basic net loss per share from
   continuing operations                         (1.107)        (0.1)       (1.212)          (0.1)
                                           ============   ==========   ===========    ===========

 Basic net loss per share from
   discontinued operations                         --           --             --            --
                                           ============   ==========   ===========    ===========

 Weighted average number of shares
   outstanding                               20,343,706   15,219,000    15,076,203     18,540,000
                                           ============   ==========   ===========    ===========


The accompanying notes are an integral part of the financial statements.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                      Common stock
                                                                               ------------------------
                                                                                                          Additional     Deferred
                                                                                Number of                  paid-in         Stock
                                                                                 shares        Amount      capital     compensation
                                                                               ----------   -----------  ------------  ------------
Balance as of September 22, 2000 (date of inception)                                 --            --            --           --

Stock issued on September 22, 2000 for cash at $ 0.00188 per share              8,500,000           850        15,150         --
Stock issued on March 31, 2001 for cash at $ 0.0375 per share                   1,600,000           160        59,840         --
Value of rent donated by a related party                                             --            --            --           --
Value of services donated by a related party                                         --            --            --           --
Net loss                                                                             --            --            --           --
                                                                               ----------   -----------  ------------  ------------

Balance as of March 31, 2001                                                   10,100,000         1,010        74,990         --

Value of rent donated by related party                                               --            --            --           --
Value of services donated by related party                                           --            --            --           --
Net loss                                                                             --            --            --           --
                                                                               ----------   -----------  ------------  ------------

Balance as of March 31, 2002                                                   10,100,000         1,010        74,990         --

Value of rent donated by related party                                               --            --            --           --
Value of services donated by related party                                           --            --            --           --
Net loss                                                                             --            --            --           --
                                                                               ----------   -----------  ------------  ------------

Balance as of March 31, 2003                                                   10,100,000         1,010        74,990         --

2 for 1 stock split                                                            10,100,000          --            --           --
Stock issued on August 31, 2003 to purchase mineral option at $ 0.065 per
   share                                                                          100,000             5         6,495         --

Cancellation of shares granted to Company's President                         (10,062,000)         (503)          503         --
Value of rent donated by related party                                               --            --            --           --
Value of services donated by related party                                           --            --            --           --
Net loss                                                                             --            --            --           --
                                                                               ----------   -----------  ------------  ------------

Balance as of March 31, 2004                                                   10,238,000           512        81,988         --

Stock issued on June 24, 2004 for private placement at $ 0.01 per share, net of
  $ 25,000 issuance expenses                                                    8,510,000           426        59,749         --
Stock based compensation related to shares granted to service providers
   (note 5 a, c and d)                                                          2,025,000           101     1,577,649         --
Value of rent donated by related party                                               --            --            --           --
Value of services donated by related party                                           --            --            --           --
Stock issued on Nov 3, 2004 for private placement at $ 0.75 per unit (note
   1 h )                                                                          941,412            47       706,012         --
Cancellation of shares granted to service providers (note 5 c )                (1,800,000)          (90)           90         --
Deferred stock based compensation related to options granted to employees
 (note 6 a and b )                                                                   --            --       6,601,579   (6,601,579)
Amortization of deferred stock based compensation related to option granted
   to employees                                                                      --            --         276,392         --

Compensation related to options granted to non-employees (notes 3 and 4 )            --            --      15,879,648         --
Net loss                                                                             --            --            --           --
                                                                               ----------   -----------  ------------  ------------
Balance as of December 31, 2004                                                19,914,412           996    24,906,715    (6,325,187)
                                                                               ==========    ===========  ============  ============

                                                                                                 Deficit
                                                                                             accumulated
                                                                                             during the      Total during
                                                                                 Donated     development     the equity
                                                                                 capital        Stage        (deficiency)
                                                                               -----------   -----------    -------------
Balance as of September 22, 2000 (date of inception)                                  --            --             --

Stock issued on September 22, 2000 for cash at $ 0.00188 per share                    --            --             16,000
Stock issued on March 31, 2001 for cash at $ 0.0375 per share                         --            --             60,000
Value of rent donated by a related party                                             1,500          --              1,500
Value of services donated by a related party                                         6,000          --              6,000
Net loss                                                                              --         (17,026)         (17,026)
                                                                               -----------   -----------    -------------

Balance as of March 31, 2001                                                         7,500       (17,026)          66,474

Value of rent donated by related party                                               2,250          --              2,250
Value of services donated by related party                                           9,000          --              9,000
Net loss                                                                              --         (25,560)         (25,560)
                                                                               -----------   -----------    -------------

Balance as of March 31, 2002                                                        18,750       (42,586)          52,164

Value of rent donated by related party                                               3,000          --              3,000
Value of services donated by related party                                          12,000          --             12,000
Net loss                                                                              --         (46,806)         (46,806)
                                                                               -----------   -----------    -------------

Balance as of March 31, 2003                                                        33,750       (89,392)          20,358

2 for 1 stock split                                                                   --            --             --
Stock issued on August 31, 2003 to purchase mineral option at $ 0.065 per
   share                                                                              --            --              6,500

Cancellation of shares granted to Company's President                                 --            --             --
Value of rent donated by related party                                               3,000          --              3,000
Value of services donated by related party                                          12,000          --             12,000
Net loss                                                                              --         (73,295)         (73,295)
                                                                               -----------   -----------    -------------

Balance as of March 31, 2004                                                        48,750      (162,687)         (31,437)

Stock issued on June 24, 2004 for private placement at $ 0.01 per share, net of
  $ 25,000 issuance expenses                                                          --            --             60,175
Stock based compensation related to shares granted to service providers
   (note 5 a, c and d)                                                                --            --          1,577,750
Value of rent donated by related party                                               1,500          --              1,500
Value of services donated by related party                                           6,000          --              6,000
Stock issued on Nov 3, 2004 for private placement at $ 0.75 per unit (note
   1 h )                                                                              --            --            706,059
Cancellation of shares granted to service providers (note 5 c )                       --            --             --
Deferred stock based compensation related to options granted to employees
 (note 6 a and b )                                                                    --            --             --
Amortization of deferred stock based compensation related to option granted
   to employees                                                                       --         276,392

Compensation related to options granted to non-employees (notes 3 and 4 )             --            --         15,879,648
Net loss                                                                              --     (18,276,337)     (18,276,337)
                                                                               -----------   -----------    -------------
Balance as of December 31, 2004                                                     56,250   (18,439,024)         199,750
                                                                                ===========   ===========    =============

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
In U.S. dollars


                                                                                                            Period from
                                                                                                           September 22,
                                                                             nine months ended            2000 (inception
                                                                                December 31,               date) through
                                                                      --------------------------------      December 31,
                                                                           2004              2003              2004
                                                                      --------------    --------------    ---------------
                                                                                             Unaudited
                                                                      ---------------------------------------------------
Cash flows form operating activities:
  Net loss                                                               (18,275,053)             --          (18,275,053)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
    Donated consulting services                                                3,000              --                3,000
    Expenses related to shares granted to service providers and to
    non-employees                                                         17,433,198              --           17,433,198
    Donated rent                                                                 750                                  750
    Amortization of stock based compensation related option
    granted to employees                                                     276,392                              276,392
    Increase in prepaid expenses                                             (31,450)                             (31,450)
    Increase in accounts payable                                              10,395              --              10,395
    Increase in accrued liabilities                                           92,683                               92,683
                                                                      --------------    --------------    ---------------

Net cash used in continuing operating activities                            (490,085)             --             (490,085)
Net cash provided by (used in) discontinued operating
activities                                                                     9,897            (8,466)           (26,517)
                                                                      --------------    --------------    ---------------

Total net cash provided by (used in) operating activities                   (480,188)           (8,466)          (516,602)
                                                                      --------------    --------------    ---------------

Cash flows from investing activities
Purchase of property and equipment                                            (1,518)             --               (1,518)
                                                                      --------------    --------------    ---------------

Net cash provided by (used in)investing activities                            (1,518)             --               (1,518)
Net cash flows provided by (used in) discontinued investing
activities                                                                      --                --              (16,000)

Total net cash provided by (used in) investing activities                     (1,518)             --              (17,518)
                                                                      --------------    --------------    ---------------

Cash flows from financing activities:
  Proceeds from issuance of Common stock, net                                766,234              --              766,234
                                                                      --------------    --------------    ---------------

Net cash flows provided by continuing financing activities                   766,234              --              766,234
Net cash flows provided by (used in) discontinued financing
activities                                                                   (14,277)            3,000             42,741
                                                                      --------------    --------------    ---------------

Total net cash flows provided by financing activities                        751,957              --              808,975
                                                                      --------------    --------------    ---------------

Increase (decrease) in cash and cash equivalents                             270,251            (5,466)           274,855
Cash and cash equivalents at beginning of the period                           4,604             9,996               --
                                                                      --------------    --------------    ---------------

Cash at end of the period                                                    274,855             4,530            274,855
                                                                      ==============    ==============    ===============

Non-cash financing activities:

Non-cash financing activities from discontinued operations                    30,700            10,000            90,700
                                                                      ==============    ==============    ==============


The accompanying notes are an integral part of the financial statements.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 1:- GENERAL

      a. Brainstorm Cell Therapeutics Inc. (formerly: Golden Hand Resources Inc.) ("the Company") was incorporated in the State of Washington on September 22, 2000.

      b. The Company acquired the right to market and sell a digital data recorder product line ("the license") in certain states in the U.S. The license was acquired on September 22, 2000 and had a four-year term. The license was purchased by the Company for $ 16,000 in cash from Reach Technologies Inc. ("Reach"), which was 33% owned by the President of the Company at that time. Reach manufactured all of the products that the Company sold. Under the terms of the license agreement, the Company purchased products from Reach and resold them.

            On October 31, 2001, the Company agreed to pay $ 20,000 in the form of a note payable, due October 31, 2003, to amend the license agreement to a worldwide exclusive license, except in certain territories where the license will be non-exclusive. The Company has repaid the note payable in full.

            On June 10, 2002, the Company agreed to pay $ 30,000 in the form of a note payable, due June 30, 2004, to amend the license agreement to include a worldwide exclusive license for data recorders in the 41 to 160 mega bit per second range. Interest was accrued on the unpaid principal amount of $ 20,974 at a rate of 7% per annum, was to mature on June 30, 2004 and was due to be payable on demand in the event of certain termination terms. The product license was amortized on a straight-line basis over four years.

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

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

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

      d. On July 8, 2004, the Company entered into a licensing agreement with Ramot of Tel Aviv University Ltd. (hereafter "Ramot"), an Israeli corporation, to acquire certain stem cell technology (see Note 3). The Company's business will now focus on the development of novel cell therapies for neurodegenerative diseases, particularly, Parkinson's disease, based on the results of the acquired technology and research to be conducted and funded by the Company.

            Following the licensing agreement dated July 8, 2004, the management of the Company has decided to discontinue all activities related to the sales of Digital Data Recorder product. The discontinuation of their activity was accounted for under the provision of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

            The results of discontinued operations are summarized as follows:


                                                          Nine months ended December 31,
                                                          ------------------------------
                                                              2004              2003
                                                          -----------        -----------
                                                                    Unaudited
                                                          ------------------------------
Amortization                                              $      --          $    17,400
Bank changes and interest                                                          1,426
Communication                                                   1,972              2,057
Donated services                                                3,000
Professional fees                                                 926              5,377
Expenses related to shares granted to service providers        24,200              9,000
Donated rent                                                      750              2,250
                                                          -----------        -----------
                                                               30,848             37,510
Other income:
Consulting revenue                                             10,350               --
Gain on forgiveness of debt                                    30,700               --
Loss on impairment of intangible asset                         11,471               --
                                                          -----------        -----------

                                                               29,579             37,510
Financial expenses, net                                            15               --
                                                          -----------        -----------

Net loss                                                  $    (1,284)       $   (37,510)
                                                          ===========        ===========

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 1:- GENERAL (cont.)


      e. On November 22, 2004, the Company changed its name from Golden Hand Resources Inc. to Brainstorm Cell Therapeutics Inc. to better reflect its new line of business in development of novel cell therapies for neurodegenerative diseases.

      f. On October 25, 2004, the company incorporated a wholly owned subsidiary in Israel, named Brainstorm Cell Therapeutics Ltd. (the "BCT"). BCT issued 100 shares with par value of $0.23 to the Company. The Company and BCT signed an agreement for the provision of R&D services by BCT to the Company. On December 13, 2004 the Company has advanced BCT $150,000 on account of services provided.

      g. The Company has an accumulated deficit of $18,439,024 at December 31, 2004. The company's ability to continue to operate is dependant upon additional financing support. These financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

      h. The Company is close to completing a private placement round for the sale of up to 2,000,000 units, at a price per unit of $ 0.75. Each unit consists of one share of Common stock, a one year warrant to purchase one share of Common stock at $ 1.50 per share and a three year warrant to purchase one share of Common stock at $ 2.50 per share. As of December 31, 2004, the Company issued 941,412 units in consideration for $ 706,059.

            As of February 14, 2005 the Company has signed agreements with additional investors for the issuance of additional 930,833 units in consideration for $698,124, transferred to an escrow account. The money has not yet been transferred to the Company's account.

            The Company intends to raise additional capital for the continued funding of its operations. In the event the Company is unable to successfully raise capital and generate revenues, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

            The company's management is of the opinion that it currently has the necessary financial resources to carry out its operations for the next 6 months.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

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

      d.    Accounting for stock-based compensation:

            The Company applies SFAS No. 123 and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in conjunction with selling, goods or Services" ("EITF 96-18"), with respect to options and warrants issued to employees and to non-employees.

      e.    Long-lived assets:

            The company's long-lived assets are certain identifiable intangibles reviewed for impairment in accordance with Statement of Financial standard No. 144, "Accounting for Impairment or Disposal of Long-Lived Assents" ("SFAS No. 144"), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying out amount of the assets exceeds the fair value of the assets.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (cont.)

            The company's Long-lived assets consisted of: A product license, which was amortized on a straight-line basis over four years. The carrying value of the license was evaluated in each reporting period to determine if there were events or circumstances, which would indicate a possible inability to recover the carrying amount. Such evaluation was based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application. Where an impairment loss has been determined, the carrying amount is written-down to fair market value. During the nine months ended December 31, 2004, the product license was impaired and an impairment charge of $ 11,471 was charged to operations.

      f.    Interim financial statements:

            The accompanying unaudited interim financial statements have been prepared in a consolidated format and include the financial operations of the Company's fully owned subsidiary as of December 31, 2004 and for the three months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005.


NOTE 3:- RESEARCH AND LICENSE AGREEMENT

      a. On July 8, 2004, the Company entered into a research and license agreement ("the agreement") with Ramot, the technology transfer company of Tel Aviv University Ltd. ("Ramot"). The license agreement grants the Company an exclusive, worldwide, royalty-bearing license to develop, use and sell its technology. In consideration of the license, the Company was required to remit an upfront license fee payment of $ 100,000; royalties at a rate of 5% of all net sales of products and 30% of all sublicense receipts. In addition the company shall grant Ramot, upon the completion of an investment of $ 750,000 in the company, a warrant to purchase 29% of the issued and outstanding shares of the company on a fully diluted basis, at an exercise price of $ 0.01 per share. The Company will also fund, through Ramot, further research of $ 570,000 per year for an initial two-year period and for a further two-year period if certain research milestones are met. Ramot may terminate the agreement if the Company fails to reach certain development milestones; fails to raise a minimum of $ 750,000 of investment capital, or materially breaches the agreement. As of December 31, the company raised the minimum investment as described above.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 3:- RESEARCH AND LICENSE AGREEMENT (Cont.)


            The warrants to be issued pursuant to the agreement were issued to Ramot and its designees effective as of November 4, 2004. Each of the warrants is exercisable for a five-year period beginning on November 4, 2005. Ramot and its designees were granted certain registration rights.

            Ramot has instructed the Company that the warrants will be issued as follows: Ramot shall be issued 60% of the warrants, the two consultants (or trustees for their benefits) shall each be issued, in addition to the consultants' warrants, 16% of Ramot warrants (see note 4), and Mr. Yosef Levy (or a trustee for his benefit) shall be issued 8% of the Ramot warrants.

            Compensation expenses, totaling $13,151,955 were charged to the statement of operations as research and development expenses.

      b. On October 29, 2004, the Company transferred to Ramot $ 100,000 as the upfront payment, $17,000 as reimbursement for patent expenses and $ 285,000 as the first installment of the annual research funding, on account of the research and license agreement.


NOTE 4:- CONSULTING AGREEMENTS

      a. On July 8, 2004, the company entered into two consulting agreements, with Prof. Eldad Melamed and Dr. Daniel Offen (together the "Consultants"), upon which the Consultants shall provide the company scientific and medical consulting services in consideration for a monthly payment of $ 6,000 each. In addition, the Company shall grant each of the Consultants, upon the completion of an investment of $ 750,000 in the company, a warrant to purchase 3% of the issued and outstanding shares of the company, on a fully diluted basis, at an exercise price of $ 0.01 per share.

      b. Compensation expenses, totaling $2,721,093 were charged to the statement of operations as research and development expenses.

      c. As of December 31, 2004, the Company has paid the Consultants a total of $24,000 for services rendered.


NOTE 5:- SHAREHOLDERS' EQUITY

      a. On June 1 and June 4, 2004, the Company issued 40,000 and 150,000 Common shares for 12 months filing services, legal and due-diligence services with respect to private placement, respectively. Compensation expenses related to filing expenses, totaling $ 26,400, are amortized over a period of 12 months and were charged to the statement of operations. Compensation expenses related to legal and due-diligence services, totaling $ 105,000, were recorded and deducted from additional paid in capital.

      b. On June 24, 2004, the Company issued to investors 8,510,000 Common shares for total proceeds of $ 60,175 (net of $ 25,000 issuance expenses).

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 5:- SHAREHOLDERS' EQUITY (Cont.)

      c. On August 10, 2004, the Company issued 1,800,000 shares to two consultants for past and future consulting services. The compensation is deemed earned upon the issuance of the shares. As a result, compensation expenses, totaling $ 1,530,000, were charged to the statement of operations in the second quarter of 2004.

            On December 23, 2004, the consultants surrendered the shares to the company and the shares were cancelled and returned to the status of authorized but unissued shares. The consultants were granted immediately vested options to purchase 1,800,000 shares of the Company, exercisable for a period of ten years at an exercise price of $0.0005 per share. The compensation is deemed earned upon the issuance of the option. According to SFAS 123 the incremental value of the shares was not materially different from the options value.

      d. On July 1 and September 22, 2004, the Company issued 20,000 and 15,000 shares to a director for financial services for the first and second quarters of 2004, respectively. Compensation expenses, totaling $ 22,000 and $ 16,950, were charged to the statement of operations in the first and second quarters of 2004, respectively.

      e.    As for warrants and options, see Notes 3, 4, 5c, and 6.


NOTE 6:- NEW OFFICERS

      a. On November 8, 2004, the Company appointed a new officer to perform as President and Chief Executive (the "President & CEO)"). Pursuant to the agreement that was signed with the President & CEO (the "Agreement"), on December 31, 2004, the Company has granted her an option to purchase 1,828,692 shares of the Company's common stock at a price per share of $ 0.15 each, which option will vest and become exercisable in thirty-six equal monthly installments from November 8, 2004 (the "Effective Date"). Two years from the Effective Date, the President & CEO will be entitled to receive an additional stock option to purchase the number of shares of the Company's common stock that represents two percent (2%) of the Company's issued and outstanding share capital as of that date at a price per share of $
            0.15. The additional option shall vest and become exercisable in thirty six equal monthly installments commencing as of such date. Each of these options shall be exercisable for a ten 10 year period following the Effective Date, but in any case not later than four 4 years after termination of the Agreement.

            The President & CEO will be entitled to an annual bonus in connection with the achievement of milestones and/or objectives, in each case as determined by the board of directors. In addition, within a 10 days period following the 12 months anniversary of the effective date of the President & CEO's employment agreement, she will receive an additional bonus as determined by the board of directors of at least $ 50,000.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 6:- NEW OFFICERS (Cont.)

      b. On November 16, 2004, the Company appointed a new officer to perform as Chief Operating Officer (the "COO"). Pursuant to the agreement that was signed with the COO (the "Agreement"), on December 31, 2004, the Company has granted the COO an option to purchase 685,760 shares of the Company's common stock at a price per share of $ 0.15 each, which options will vest and become exercisable in thirty-six equal monthly installments from November 16, 2004 (the "Effective Date"). The option shall be exercisable for a ten 10 year period following the Effective Date, but in any case not later than four 4 years after termination of the Agreement.

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

EMPLOYEES

As of February 12, 2004, we have two executive officers, Dr. Yaffa Beck, our President and CEO and Yoram Drucker our Chief Operating Officer. Dudy Stolick became our Chief Financial Officer effective February 13. We also have a part-time controller. We have used consultants, attorneys and accountants as necessary. We are in the process of recruiting additional employees and expect to increase our staff significantly in the near future.

FACILITIES; EQUIPMENT

The address of our principal executive offices is 1350 Avenue of the Americas, New York, NY 10019, where in consideration for $350 per month we have a license to use office space and receive general office services until November 30, 2005 with a one-year renewal option.

On December 1, our Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the "Subsidiary") entered into a lease agreement for the lease of premises in Petach Tikva, Israel, which include approximately 600 square meters of office and laboratory space. The term of the lease is 36 months, with two options to extend same - one for an additional 24 months (the "First Option"), and one for an additional 36 months (the "Second Option"). Rent is to be paid on a quarterly basis in the following amounts: (i) NIS 17,965 (approximately $US4,120) per month during the first 12 months of the lease, (ii) NIS 19,527 (approximately $US4,478) per month during the following 24 months of the lease, (iii) NIS 22,317 (approximately $US5,120) per month during the First Option period and
(iv) NIS 23,712 (approximately $US5,440) per month during the Second Option period.

The Subsidiary undertook to design and construct the interior layout of the leased premises, in accordance with a plan to be authorized by the lessor and the lessor agreed to pay NIS 660 (approximately $US150) per square meter towards this construction. We also intend to purchase certain laboratory equipment necessary for us to undertake our development efforts.

CASH REQUIREMENTS

We have begun to increase our spending to execute our development programs. In October 2004, we made a $402,000 payment to Ramot to cover the up-front license fee, reimbursement of certain patent expenses and initial research funding obligations under our agreement. Beginning May 1, 2005, we will be obligated to pay Ramot $142,500 on a quarterly basis through April 2006, and, if certain research milestones are met, for an additional two-year period. Our other material cash needs for the next 12 months will include employee salaries and benefits and facility lease and capital equipment expenses.

We will need to raise additional funds through public or private debt or equity financings within the next 6 months to meet these expenses so that we can execute against our business plan. At December 31, 2004, we had $306,460 in total current assets and $108,228 in total current liabilities. In October and November 2004, we raised approximately $706,000 in connection with several closings on a private placement pursuant, of which $402,000 was used to pay Ramot. We expect to close on an additional approximately $698,000 under this private placement in the near future. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds, we will be unable to execute our business plan and we may be forced to cease our operations.

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

We expect to incur substantial and increasing net losses for the foreseeable future as we increase our spending to execute our development programs. Our auditors have expressed that there is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funds through public or private debt or equity financings within the next 6 months to execute against our business plan. At December 31, 2004, we had $306,460 in total current assets and $108,228 in total current liabilities. In October and November 2004, we raised approximately $706,000 in connection with several closings on a private placement pursuant, of which $402,000 was used to pay Ramot. We expect to close on an additional approximately $698,000 under this private placement in the near future, but we cannot assure you that any additional closings will occur. No definitive commitments to provide additional funds have been made by management or other shareholders. When additional capital is needed, we may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds in a timely fashion, we will be unable to execute our business plan, we may be forced to cease our operations and you could lose your investment. If we raise additional funds through the issuance of equity, equity related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. In the event of a bankruptcy in either case, shareholders could loose their entire investments as a result of the senior preferences or privileges.

OUR BUSINESS IN THE FORESEEABLE FUTURE WILL BE BASED ON TECHNOLOGY LICENSED FROM RAMOT AND IF THIS LICENSE WERE TO BE TERMINATED FOR ANY REASON, INCLUDING FAILURE TO PAY THE REQUIRED RESEARCH FUNDING OR ROYALTIES, WE WOULD NEED TO CHANGE OUR BUSINESS STRATEGY AND WE MAY BE FORCED TO CEASE OUR OPERATIONS.

Our Research and License Agreement with Ramot imposes on us development and commercialization obligations, milestone and royalty payment obligations and other obligations. In October 2004, we made payments to Ramot to cover the up-front license fee, reimbursement of certain patent expenses and initial research funding. Beginning May 1, 2005 we are obligated to pay Ramot $142,500 on a quarterly basis through April 2006, and, if certain research milestones are met, for an additional two-year period. If we fail to comply with these obligations to Ramot, Ramot may have the right to terminate the license. If Ramot elects to terminate our license, we would need to change our business strategy and we may be forced to cease operations.

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

ACTUAL OR PERCEIVED SUBSTANTIAL SALES OF SHARES OF OUR COMMON STOCK THAT ARE CURRENTLY AND MAY IN THE FUTURE BE SUBJECT TO REGISTRATION RIGHTS COULD RESULT IN A SIGNIFICANT DECLINE IN OUR STOCK PRICE.

In late October and early November 2004, we issued a total of 941,412 Units for $.75 per Unit pursuant to a private placement, each unit of which consists of
(i) one share of our common stock, (ii) a warrant to purchase one share of our common stock at an exercise price of $1.50 per share, which warrant is exercisable for a one-year period from the date of issuance, and (iii) a warrant to purchase one share of our common stock at an exercise price of $2.50 per share, which warrant is exercisable for a three-year period from the date of issuance. We expect to issue an additional approximately 930,000 of these Units for $.75 per Unit pursuant to an additional closing under this offering in the near future. The shares of common stock and warrants that comprise the Units have "piggy back" registration rights, subject to underwriter discretion, to be included by the Company in a registration statement filed with the Securities and Exchange Commission.

We are also issued the following warrants effective the fourth quarter of 2004:
(i) to Ramot and its designees, Dr. Daniel Offen, Professor Eldad Melamed and Mr. Yosef Levy, warrants to purchase, in the aggregate, 10,606,415 shares of our common stock at a purchase price of $.01 per share; (ii) to each of our consultants, Dr. Daniel Offen and Professor Eldad Melamed, warrants to purchase 1,097,215 shares of our common stock at a purchase price of $.01 per share. We have agreed to register the shares underlying these warrants (whether by demand, piggy back registration or otherwise) by no later than twenty-one (21) months from July 8, 2004 (the execution date of our License Agreement with Ramot) and agreed to maintain the effectiveness of a registration statement covering such shares until the earlier of (i) the time at which, in the opinion of counsel to the Company, all of the shares underlying the warrant then held by the Holder could be sold in any 90 day period pursuant to Rule 144 under the Securities Act or (ii) the expiration date of the warrant. These registration rights shall be set forth fully in a separate registration rights agreement to be entered into between us and the holders which agreement shall include customary provisions regarding, inter alia, deferrals, cutbacks, lockups and indemnification by the Company of the Holder.

In November 2004, our Board of Directors approved our 2004 Global Share Option Plan (the "2004 Plan") as well as the reservation of 9,143,162 shares of our Common Stock for issuance thereunder, subject to the approval of our shareholders. Pursuant to this Plan, on December 31, 2004, our Board issued (i) to our President and CEO, Dr. Beck, options to purchase 1,828,692 shares of our common stock at a price per share of $0.15 each, which options will vest and become exercisable in thirty six equal monthly installments from November 8, 2004; and (ii) to our COO, Yoram Drucker, options to purchase 685,760 shares of our common stock at a price per share of $0.15 each, which options will vest and become exercisable in thirty six equal monthly installments from November 16, 2004. In addition, (i) we have signed an agreement with David Stolick to join us as our CFO effective February 13, 2005 pursuant to which Mr. Stolick will be granted options to purchase 400,000 shares of our common stock at a price per share of $0.75 each, which options will vest and become exercisable in thirty six equal monthly installments from February 13, 2005; and (ii) in November 2006, Dr. Beck will be entitled to receive an additional stock option grant to purchase the number of shares of our common stock that represents two percent (2%) of our issued and outstanding share capital as of that date at a price per share of $0.15 each, which additional options shall vest and become exercisable in thirty six equal monthly installments commencing as of such date. We have agreed to register the shares underlying Dr. Beck's, Mr. Drucker's and Mr. Stolick's options on an S-8 registration statement; provided that this obligation shall not take effect until the one year anniversary of the grant of the options.

If we register the shares underlying these convertible securities, they can be sold in the public market. They will also become eligible for sale into the public market subject to and in accordance with applicable SEC rules and regulations, which provide exemptions from registration requirements. If any of the holders of these shares or convertible securities, or any other of our existing stockholders, sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly.

YOUR PERCENTAGE OWNERSHIP WILL BE DILUTED BY OPTIONS WE INTEND TO GRANT TO MANAGEMENT, EMPLOYEES, DIRECTORS AND CONSULTANTS.

In anticipation of hiring new management members and employees, recruiting new directors and retaining additional advisors and consultants, we intend to issue options to such individuals. Such issuances will, if and when made, dilute your percentage ownership in the company.

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

POLITICAL, ECONOMIC AND MILITARY INSTABILITY IN ISRAEL MAY IMPEDE OUR ABILITY TO EXECUTE OUR PLAN OF OPERATIONS.

Our principal offices and the research and development facilities of Ramot are located in Israel. Accordingly, political, economic and military conditions in Israel may affect directly our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Since October 2000, terrorist violence in Israel has increased significantly and until they were recently revived, negotiations between Israel and Palestinian representatives had effectively ceased. Ongoing or revived hostilities or other factors related to Israel could harm our operations and research and development process and could impede on our ability to execute our plan of operations.


ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of the Quarterly Report for the period ended December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 3a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the report that it files under the Exchange Act is recorded, processed summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely providing alerts to material information relating to the company required to be included in the company's period SEC filings.

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

ITEM 6. EXHIBITS.


      4.05 Warrant to purchase common stock dated as of December 23, 2004 issued to Malcolm E. Taub (incorporated by reference to Current Report on form 8-K dated December 23, 2004).

      4.06 Warrant to purchase common stock dated as of December 23, 2004 issued to Ernest Muller (incorporated by reference to Current Report on form 8-K dated December 23, 2004).

      4.07 Form of Warrant to purchase common stock dated as of November 4, 2004 issued pursuant to research and license agreement with Ramot at Tel-Aviv University Ltd. (incorporated by reference to Amendment No. 1 to Current Report on Form 8-K/A dated November 4, 2004, filed on February 14, 2005).

      4.08 Form of Warrant to purchase common stock dated as of November 4, 2004 issued pursuant to consulting agreements with Eldad Melamed and Daniel Offen (incorporated by reference to Amendment No. 1 to Current Report on Form 8-K/A dated November 4, 2004, filed on February 14, 2005).

      10.05 Employment agreement, dated as of November 8, 2004, between Yaffa Beck and the Company (incorporated by reference to Current Report on Form 8-K dated November 9, 2004).

      10.06 Employment agreement, dated as of November 16, 2004, between Yoram Drucker and the Company (incorporated by reference to Current Report on Form 8-K dated November 16, 2004).

      10.07 Consulting agreement, dated December 23, 2004 between Malcolm E. Taub and the Company (incorporated by reference to Current Report on Form 8-K dated December 23, 2004).

      10.08 Consulting agreement, dated December 23, 2004 between Ernest Muller and the Company (incorporated by reference to Current Report on Form 8-K dated December 23, 2004).

      10.09 Employment agreement, dated as of January 16, 2005, between David Stolick and the Company (incorporated by reference to Current Report on Form 8-K dated January 16, 2005).

      10.10 Lease Agreement, dated as of December 1, 2004, between Brainstorm Cell Therapeutics Ltd. and Kiryat HaMada VeHaTechnologia `A' Petach Tikva Ltd., Kiryat HaMada VeHaTechnologia `B' Petach Tikva Ltd., and Otzma & Co., Investment Maccabim Ltd.

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

                                  BRAINSTORM CELL THERAPEUTICS INC.





 Dated: February 14, 2005
                                    By: /s/ Yaffa Beck
                                        -----------------------------------
                                    Name:  Yaffa Beck
                                    Title: President & CEO, Director
                                           Principal Executive Officer and
                                           Principal Financial Officer