Form 10KSB
period 2005-03-31
BRAINSTORM CELL THERAPEUTICS INC
filed 2005-06-07
CIK 1137883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
      1934

                        FOR THE YEAR ENDED MARCH 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           1350 Avenue of the Americas
                               New York, NY 10019
                                  212-557-9000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|.

The issuer's total revenues for the year ended March 31, 2005, were $0.

As of May 11, 2005, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $24,908,491, based on the closing price of $1.60 as reported on the OTC BB operated by the NASD. Shares of common stock held by each officer and director and by each person who owns ten percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the registrant.

At May 11, 2004, the number of shares outstanding of the Registrant's Common Stock, $0.00005 par value, was 20,867,808.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one):   Yes |_|;   No |X|.

PART I

Item 1. Description of Business.

Forward Looking Statements

This annual report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. and its potential future business operations and performance. These statements, descriptions, forecasts and projections constitute "forward-looking statements," and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such "forward-looking statements". Some of these are described in the "risk factors" section of this annual report. In some cases you can identify such "forward-looking statements" by the use of works like "may," "will," "should," "could," "expects," "hopes," "anticipates," "believes," "intends," "plans," "estimates," "predicts," "likely," "potential," or "continue" or the negative of any of these terms or similar words. These "forward-looking statements" are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated "forward-looking statements" and projections will not be correct. Although we believe that the expectations reflected in these "forward-looking statements" are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption "Risk Factors" in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

Company Overview

BrainStorm Cell Therapeutics Inc. ("Brainstorm", the "Company", or "we") is an emerging company developing stem cell therapeutic products based on breakthrough technologies enabling the in vitro differentiation of bone marrow stem cells to neural-like cells. We aim to become a leader in adult stem cell transplantation for neurodegenerative diseases. Our focus is on utilizing the patients own bone marrow stem cells to generate neuron-like cells that may provide an effective treatment initially for Parkinson's Disease (PD), and thereafter for Multiple Sclerosis and other neurodegenerative disorders.

Our core technology, NurOwn(TM), was developed through a collaboration between prominent neurologist, Prof Eldad Melamed, Head of Neurology of the Rabin Medical Center and member of the Scientific Committee of Michael J. Fox Foundation for Parkinson's Research and expert cell biologist Dr. Daniel Offen, at the Felsenstein Medical Research Center of Tel-Aviv University.

This scientific team is among the first to have successfully demonstrated release of dopamine from in vitro differentiated bone marrow cells. Moreover, in research conducted by this team, implantation of these differentiated cells into brains of animal models that had been induced to Parkinsonian behaviour markedly improved their symptoms. We intend to apply the patent-pending technology to the development of innovative autologous cell therapeutic products, NurOwn(TM), for treatment of neurological diseases.

BrainStorm holds exclusive worldwide rights to commercialize the NurOwn(TM) technology, through a licensing agreement with Ramot at Tel Aviv University Ltd. ("Ramot"), the technology transfer company of Tel Aviv University (further described below). The agreement also provides for further research, funded by BrainStorm, to be performed by Prof. Melamed, Dr. Offen and members of their research team at the Felsenstein Medical Research Center. The results of this research are licensed to us under the terms of the license agreement. Thus, although a development stage company, we have access to the research results of an R&D team comprising about 12 experts in the technology, including molecular and cell biologists, pharmacologists and animal model experts.

We are currently only in the developmental stage of our technology and product and we have not yet begun the process of seeking regulatory approval from regulatory agencies. Our efforts are directed at the development of the technology from the lab to the clinic with the main objectives:

      o Developing the cell differentiation process according to Food and Drug Administration (FDA) guidelines.

      o Demonstrating safety and efficacy first in animals and then in patients.

      o Setting up centralized facilities to provide NurOwn(TM) therapeutic products and services for transplantation in patients.

We intend to enter into strategic partnerships as we progress towards advanced clinical development and commercialization.

History

The Company was incorporated under the laws of the State of Washington on September 22, 2000, under the name Wizbang Technologies, Inc. and acquired the right to market and sell a digital data recorder product line in certain states in the U.S. Subsequently the Company changed its name to Golden Hand Resources Inc.. On July 8, 2004, the Company entered into the licensing agreement with Ramot to acquire certain stem cell technology and decided to discontinue all activities related to the sales of digital data recorder product. On November 22, 2004, the Company changed its name from Golden Hand Resources Inc. to Brainstorm Cell Therapeutics Inc. to better reflect its new line of business in development of novel cell therapies for neurodegenerative diseases. On October 25, 2004, the Company opened its wholly-owned subsidiary, BrainStorm Cell Therapeutics Ltd. in Israel.

Stem Cell Therapy

Our activities are within the overall stem cell therapy market. Stem cells are non-specialized cells with a potential for both self-renewal and differentiation into cell types with a specialized function, such as muscle, blood or brain cells. The cells have the ability to undergo asymmetric division such that one of the two daughter cells retains the properties of the stem cell, while the other begins to differentiate into a more specialized cell type. Stem cells are therefore central to normal human growth and development, and also are a potential source of new cells for the regeneration of diseased and damaged tissue. Stem cell therapy aims to restore diseased tissue function by the replacement and/or addition of healthy cells by stem cell transplants.

Currently, two principal platforms for cell therapy products are being explored: embryonic stem cells (ESC), isolated from the inner mass of a few day old embryo, and adult stem cells, sourced from bone arrow, cord blood and various organs. Although embryonic stem cells are the easiest to grow and differentiate, their use in human therapy has generated much political and ethical debate due to their origin in early human embryos. Cell therapy using adult stem cells does not suffer from the same controversy. Bone marrow is the tissue where differentiation of stem cells into blood cells (haematopoiesis) occurs. In addition, it harbors stem cells capable of differentiation into mesenchymal (muscle, bone, fat and other) tissues. Such mesenchymal stem cells have also been shown capable of differentiating into nerve, skin and other cells. Stem cells have been used successfully in bone marrow transplants for many years, primarily for treating leukemia, immune deficiency diseases, severe blood cell diseases, lymphoma and multiple myeloma. Thus, we believe bone marrow presents a preferable source of stem cells, capable of in vitro growth and multipotential differentiation. Moreover, bone marrow may be obtained through a simple procedure of aspiration, from the patient himself, enabling autologous cell therapy, thus obviating the need for donor matching, circumventing rejection and other immunological mismatch risks, as well as avoiding the need for immunosuppressive therapy.

Neurodegenerative Diseases

Studies of neurodegenerative diseases suggest that symptoms that arise in afflicted individuals are secondary to defects in neuron cell function and neural circuitry and, to date, cannot be treated effectively with systemic drug delivery. Consequently, alternative approaches for treating neurodegenerative diseases have been attempted, such as transplantation of cells capable of replacing or supplementing the function of damaged neurons. For such cell replacement therapy to work, implanted cells must survive and integrate, both functionally and structurally, within the damaged tissue.

Parkinson's Disease

Background

PD is a chronic, progressive disorder, affecting certain nerve cells in the brain that produce dopamine, a neurotransmitter in a part of the brain that directs and controls movement. In PD, these dopamine-producing nerve cells break down, causing dopamine levels to drop and brain signals directing movement to become abnormal. The cause of the disease is unknown.

Over four million people suffer from PD in the Western World, of whom about 1.5 million are in the U.S. alone. The numbers are increasing in line with the general ageing of the population. In over 85% of cases PD occurs in people over the age of 65. We believe the markets for pharmaceutical treatments for PD have a combined value of approximately $4 billion per year. However, these costs are dwarfed when compared to the total economic burden of the disease costs including medical treatment, caring, facilities and other services as well as loss of productivity of both patients and caregivers, which has been estimated by the National Institute of Neurological Disease (NINDS) to exceed $26 billion each year.

Description

The classic symptoms of Parkinson's disease are shaking (tremor), stiff muscles (rigidity) and slow movement (bradykinesia). A person with fully developed PD may also have a stooped posture, a blank stare or fixed facial expression, speech problems and difficulties with balance or walking.

Current Treatments

Current drug therapy for PD comprises of dopamine replacement, either directly (levodopa), with dopamine mimetics or by inhibition of its breakdown. Thus, the current drugs focus on treating the symptoms of the disease and do not presume to provide a cure.

Levodopa, which remains the standard and most potent PD medication available, has a propensity to cause serious motor response complications (MRCs) with long-term use. Moreover, effective drug dosage often requires gradual increase, leading to more adverse side effects and eventual `resistance' to their therapeutic action. This greatly limits patient benefit. Therefore, physicians and researchers are continuously seeking levodopa-sparing strategies in patients with early-stage disease to delay the need for levodopa, as well as in patients with late stage disease who no longer respond to therapy.

Prescription drugs to treat PD currently generate sales of over $1 billion and the market is expected to grow to approximately $2.3 billion by 2010, driven by the increase in size of the elderly population and the introduction of new PD therapies that carry higher price tags.

There is a greatly unsatisfied need for novel approaches towards management of PD. These include neuroprotection and/or neurorestoration, controlling levodopa-induced adverse side effects, controlling the motor dysfunction such as gait, freezing, and postural imbalance, treating and delaying the onset of disease-related dementia and providing simplified dosing regimens.

New therapies under development include novel dopamine agonists and other compounds targeting nondopaminergic systems (e.g., glutamate antagonists) and neurotrophic factor therapies that may offer neuroprotection and/or neurorestoration. In addition, there is an intense effort to develop cell therapeutic "curative" approaches to restore the neural function in patients with PD, by replacing the dysfunctional cells with healthy, dopamine producing, cell transplant.

PD is the first neurodegenerative disease for which cell transplantation has been attempted in humans, first with adrenal medullary cells and, later, with tissue grafts from fetal brain. About 300 such fetal transplants have already been performed and some benefit has been observed, mainly in younger patients. However, this approach is greatly limited by the ethical issues influencing the availability of human fetuses. Therefore, there are intensive efforts to define and develop appropriate cells from stem cells.

Brainstorm's Technology

Our approach is based on the processing and differentiation of human mesenchymal stem cells, present in adult bone marrow, into functional neural-like cells. Bone marrow harbors stem cells capable of differentiation into both hemopoeitic (blood and lymph) and mesenchymal (muscle, bone, fat, brain and other) tissues. Our aim is to "replace" damaged nerve cells and restore function by augmentation with healthy cells provided by stem cell derived transplants.

The research team led by Prof. Melamed and Dr. Offen has achieved differentiation of bone marrow mesenchymal stem cells into neuronal-like cells with typical morphology, electrophysiology and neuron specific markers. Moreover, the in vitro differentiated cells produce and release dopamine. Further research conducted by this team in Parkinson's models, showed that upon implantation in the animals' brains, the cells show long term engraftment, survival and function, as measured by presence of dopamine production enzymes. Most importantly, the implantation of these cells into the brains of mice and rats induced to Parkinsonian behaviour markedly improved their symptoms.

We intend to optimize this proprietary process for generation of neuron-like human bone marrow derived cells that produce dopamine in a controlled manner for implantation to PD patients. The optimization and process development will be conducted in an effort to adhere strictly to FDA guidelines for Good Tissue Practice (GTP) and Good Manufacturing Practice (GMP). Once the optimization process is complete, we intend to evaluate the safety and efficacy of cell transplants in animal models, according to regulatory guidelines. Based on our results in animals we intend to produce the cells in accordance with GMP and to conduct clinical trials to assess safety and efficacy of the cell therapy in humans. In an attempt to increase patient safety and minimize any chance of rejection or immune reaction, we intend to develop NurOwnTM, as an autologous cell therapeutic modality, comprising extracted bone marrow, processed into the appropriate neuronal cells and re-implanted into the patient's brain.

We believe that the therapeutic modality will comprise the following:

      o     Extracting the bone marrow from patient

      o     Expanding the mesenchymal stem cells

      o Differentiating the expanded stem cells into neuronal-like cells that produce dopamine

      o     Implantation of the differentiated cells into same patient

Business Model

Our objective is to have the proprietary procedure adopted by an expanding user base of hospitals, throughout the United States and Europe, for the treatment of PD, and later MS. Our intended procedure for the replacement of the degenerated dopaminergic neurons with healthy functional dopaminergic cells derived by differentiation of bone marrow, may be among the earliest successes of stem cell technologies and will be the starting point for a massive market potential in the area of autologous transplantation. A central laboratory would be responsible for processing bone marrow extracted from patients, enabling the production of the cells required for the transplantation. Transplantation would be carried out by the medical center, with revenues shared with us on an agreed basis.

We will consider seeking cooperation with a major strategic marketing partner, having established distribution channels and the ability to gain relatively fast access to the target markets.

Working with a major partner will optimize our approach. We believe there is a substantial market opportunity and cooperation with a strategic partner would facilitate a more rapid and broad market penetration, by leveraging the partner's market credibility and the proven ability to provide service and support across a large and geographically spread target market.

Potential strategic partners include:

      o Private Hospital Chains - interested in expanding their service offerings and being associated with an innovative technology, thereby enhancing their professional standing and revenue potential.

      o Major Pharmaceutical and/or Medical Device Companies - seeking new product opportunities and/or wishing to maintain interest in the market, which may shift away from drugs towards surgical treatment.

We cannot assure you that we will succeed in finding strategic partners that are willing to enter into collaborations for our potential products at the appropriate stage of development, on economic terms that are attractive to us or at all.

Intellectual Property

The NurOwnTM technology is covered by a PCT patent application filed in November 2003 and published in June 2004 and licensed from Ramot. BrainStorm intends to work with Ramot to protect and enhance its intellectual property rights by filing continuations and new patent applications on any improvements to NurOwnTM and any new discoveries arising in the course of research and development.

Research and License Agreement with Ramot

On July 8, 2004, we entered into our Research and License Agreement (the "Ramot Agreement") with Ramot at Tel Aviv University Ltd. ("Ramot"), the technology licensing company of Tel Aviv University. Under the terms of the Ramot Agreement, Ramot granted to us an exclusive license to (a) the know how and patent applications on the above mentioned stem cell technology developed by the team led by Prof. Melamed and Dr. Offen, and (b) the results of further research to be performedby the same team on the development of the stem cell technology. Simultaneously with the execution of the Ramot Agreement, we entered into individual consulting agreements with Prof. Melamed and Dr. Offen pursuant to which, all intellectual property developed by Prof. Melamed or Dr. Offen in the performance of services thereunder will be owned by Ramot and licensed to us under the Ramot Agreement.

We agreed to fund further research relating to the licensed technology in an amount of $570,000 per year for an initial period of two years, and for an additional two-year period if certain research milestones are met.

In consideration for the license, we agreed to pay Ramot:

      -     an up front license fee payment of $100,000;

      - an amount equal to 5% of all Net Sales of Products as those terms are defined in the Research and License Agreement ; and

      - an amount equal to all 30% of all Sublicense Receipts as such term is defined in the Research and License Agreement.

In addition, we issued to Ramot and its designees, warrants to purchase an aggregate of 10,606,415 shares of our common stock (29% of our issued and outstanding shares as of November 4, 2004).

As of November 4, 2004, we implemented our consulting agreements with Professor Melamed and Dr. Offen, under which we pay each of them an annual consulting fee of $72,000 and we issued each of them warrants to purchase 1,097,215 shares of our common stock (3% of our issued and outstanding shares on the same terms as the warrants issued to Ramot).

 Each of the warrants is exercisable for a five-year period beginning on November 4, 2005.

Government Regulations and Supervision

Once fully developed, we intend to market our bone marrow derived differentiated neural-like cell products, NurOwnTM, for transplantation in patients by neurosurgeons in medical facilities in the United States, Europe, Japan and the Pacific rim. Accordingly, we believe our research and development activities and the manufacturing and marketing of our technology are subject to the laws and regulations of governmental authorities in the United States and other countries in which our technology and products will be marketed. Specifically, in the United States, the Food and Drug Administration (FDA), among other agencies, regulates new biological product approvals (BLA) to establish safety and efficacy, as well as appropriate production of these products. Governments in other countries have similar requirements for testing and marketing.

As we are currently only in the developmental stage of our technology and NurOwnTM cell product, we have not yet begun the process of seeking regulatory approval from the FDA or other regulatory agencies. We intend to retain expert regulatory consultants to assist us in our approach to the FDA in our efforts to achieve regulatory approval.

Regulatory Process in the United States

Regulatory approval of new biological products is a lengthy procedure leading from development of a new product through pre-clinical animal testing and clinical studies in humans. This process takes a number of years, is regulated by the FDA and requires the expenditure of significant resources. There can be no assurance that our technology will ultimately receive regulatory approval. We summarize below our understanding of the regulatory approval requirements that may be applicable to us if we begin the process of seeking an approval from the Food and Drug Administration.

The Federal Food, Drug, and Cosmetic Act and other Federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, use, reporting, advertising and promotion of our future products. Non-compliance with applicable requirements can result in civil penalties, recall, injunction or seizure of products, refusal of the government to approve or clear product approval applications or to allow us to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

The FDA has developed and is continuously updating the requirements with respect to cell and gene therapy products and has issued documents concerning the regulation of cellular and tissue-based products, as new biological products. In order to file for a BLA, we will be required to develop our stem cell product in accordance with the regulatory guidelines for cell therapy and manufacture the cell products under GMP. GMP, or Good Manufacturing Practice, is a standard set of guidelines for pharmaceutical and bio-pharmaceutical production operations and facilities by the FDA and other health regulatory authorities, which apply caution in allowing any biologically active material to be administered into the human body.

Although there can be no assurance that the FDA will not choose to change its regulations, current regulation proposes that cell products which are manipulated, allogeneic, or as in our case, autologous but intended for a different purpose than the natural source cells (NurOwnTM are bone marrow derived and are intended for brain transplantation) must be regulated through a "tiered approach intended to regulate human cellular and tissue based products only to the extent necessary to protect public health". Thus the FDA requires:
(i) preclinical laboratory and animal testing; (ii) submission of an Investigational New Drug (IND) exemption which must be effective prior to the initiation of human clinical studies; (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use; (iv) submission to the FDA of a BLA; and (v) review and approval of the BLA as well as inspections of the manufacturing facility for GMP compliance, prior to commercial marketing of the product.

Generally, in seeking an approval from the FDA for sale of a new medical product, an applicant must submit proof of safety and efficacy. Such proof entails extensive pre-clinical studies in the lab and in animals and, if approved by the agency, in humans. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There can be no assurance that the FDA will act favorably or in a timely manner in reviewing submitted applications, and an applicant may encounter significant difficulties or costs in its efforts to obtain FDA approvals. This, in turn, could delay or preclude the applicant from marketing any products it may develop. The FDA may also require post-marketing testing and surveillance of approved products, or place other conditions on the approvals. These requirements could cause it to be more difficult or expensive to sell the products, and could therefore restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. For patented technologies, delays imposed by the governmental approval process may materially reduce the period during which an applicant will have the exclusive right to exploit such technologies.

In order to conduct clinical trials of the proposed product, the manufacturer or distributor of the product will have to file an IND submission with the FDA for its approval to commencing human clinical trials. The submission must be supported by data, typically including the results of pre-clinical and laboratory testing. Following submission of the IND, the FDA has 30 days to review the application and raise safety and other clinical trial issues. If an applicant is not notified of objections within that period, clinical trials may be initiated at a specified number of investigational sites with the number of patients, as applied. Clinical trials which are to be conducted in accordance with good clinical practice (GCP) guidelines are typically conducted in three sequential phases. Phase I represents the initial administration of the drug or biologic to a small group of humans, either healthy volunteers or patients, to test for safety and other relevant factors. Phase II involves studies in a small number of patients to explore the efficacy of the product, to ascertain dose tolerance and the optimal dose range and to gather additional data relating to safety and potential adverse affects. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, multi-center Phase III studies are initiated to establish safety and efficacy in an expanded patient population and multiple clinical study sites. The FDA reviews both the clinical plans and the results of the trials and may request an applicant to discontinue the trials at any time if there are significant safety issues.

In addition, the manufacturing of our cell therapy, whether it is performed by us or by a contract manufacturer, will be required to be registered as a biologic product manufacturer with the FDA product approval process. The FDA will inspect us on a routine basis for compliance with the GMP and Good Tissue Practice (GTP) guidelines for cell therapy products. The regulations of the FDA would require that we, and any contract manufacturer, design, manufacture and service products and maintain documents in the prescribed manner with respect to manufacturing, testing, distribution, storage, design control and service activities. The FDA may prohibit a company from promoting an approved product for unapproved applications and reviews product labelling for accuracy.

Competition

We face significant competition in our efforts to develop our products and services: (i) cell therapies competing with NurOwnTM and its applications and
(ii) other treatments or procedures to cure or slow the effects of PD and other neurodegenerative diseases. There are a number of companies developing cell therapies. Among them, are companies that are involved in the controversial fetal cell transplant or ESC-derived cell therapy, as well as companies developing adult stem cells. Other companies are developing traditional chemical compounds, new biological drugs, cloned human proteins and other treatments, which are likely to impact the markets, which we intend to target. We believe that as an autologous bone marrow derived product that has shown proof of concept in vitro and in animal studies, NurOwnTM has a first mover advantage in the adult stem cell space and that such space has competitive advantages over the fetal cell or ESC-derived cell space as it has a long safety record and does not have the same ethical limitations

Employees

As of May 25, 2005, we have three executive officers, Dr. Yaffa Beck, our President and CEO, Yoram Drucker, our Chief Operating Officer, and David Stolick, our Chief Financial Officer. We have used consultants, attorneys and accountants as necessary. We currently have two scientific and administrative employees and are in the process of recruiting additional employees as we expect to increase our staff significantly in the near future.

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

IN ORDER TO EXECUTE OUR BUSINESS PLAN, WE WILL NEED TO RAISE ADDITIONAL CAPITAL IN THE NEXT 3 MONTHS. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, WE WILL NOT BE ABLE TO ACHIEVE OUR BUSINESS PLAN, WE MAY BE FORCED TO CEASE OUR OPERATIONS AND YOU COULD LOSE YOUR INVESTMENT.

We expect to incur substantial and increasing net losses for the foreseeable future as we increase our spending to execute our development programs. Our auditors have expressed that there is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funds through public or private debt or equity financings within the next 3 months to execute against our business plan.

At March 31, 2005, we had $645,219 in total current assets and $169,082 in total current liabilities and on May 10, 2005, we had approximately $ 200,000 in cash. In October and November 2004 and February 2005, we raised approximately $1.4 million in connection with several closings on a private placement. On May 12, 2005, we raised an additional $149,500 through a private placement of our Common Stock at $0.80 per share. In late 2004 and early 2005 we began to increase our spending significantly to execute our development programs. In October 2004, we made a $402,000 payment to Ramot to cover the up-front license fee, reimbursement of certain patent expenses and initial research funding obligations under our agreement. We are obligated to pay Ramot $142,500 on a quarterly basis through April 2006, and, if certain research milestones are met, for an additional two-year period. We have also made capital expenditures in the approximate amount of $385,000 in order to build out our laboratory and office facilities to which we relocated in the beginning of June 2005. Our other material cash needs for the next 12 months will include, among others, employee salaries and benefits, facility lease, capital equipment expenses, legal and audit fees, patent prosecution fees, and consulting fees. For the twelve months ending March 31, 2006, we estimate that our research and development costs will be approximately $2,000,000 and our general and administrative expenses will be approximately $900,000.

We will need to raise additional funds through public or private debt or equity financings within the next 3 months to meet our anticipated expenses so that we can execute against our business plan. Although we have begun to seek such additional financings and have retained a financial advisor to assist us in our efforts, no definitive commitments to provide additional funds have been made by management, other shareholders or third parties. When additional capital is needed, we may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds in a timely fashion, we will be unable to execute our business plan, we may be forced to cease our operations and you could lose your investment. If we raise additional funds through the issuance of equity, equity related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. In the event of a bankruptcy in either case, shareholders could loose their entire investments as a result of the senior preferences or privileges.

OUR COMPANY HAS A HISTORY OF LOSSES AND WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

We had no revenues for the fiscal years ended March 31, 2004 or 2005 or for any interim period since then. As a development stage company, we are at the earliest stages of executing against our business plan, our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. Most notably, we do not expect that any drugs resulting from our or our collaborators' research and development efforts will be commercially available for a significant number of years, if at all. We do also not expect to generate revenues from strategic partnerships or otherwise for at least the next 12 months, and likely longer. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have, an adverse impact on our working capital, total assets and stockholders' equity, and we may never achieve profitability.

WE HAVE A LIMITED OPERATING HISTORY, WHICH WILL LIMIT YOUR ABILITY TO EVALUATE OUR OPERATIONS AND PROSPECTS.

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

STEM CELL THERAPY IS NEW AND OUR DEVELOPMENT EFFORTS MAY NOT YIELD AN EFFECTIVE TREATMENT OF HUMAN DISEASES.

The field of stem cell therapy is new and, except for bone marrow transplants for neoplastic disease, it remains largely untested in the clinical setting. Our intended cell therapeutic treatment methods for PD involve a new approach that has never proven to work in human testing. We are still conducting experimental testing in animals for our treatment, which, together with other stem cell therapies, may ultimately prove ineffective in treatment of human diseases. If we cannot successfully implement our stem cell therapy in human testing, we would need to change our business strategy and we may be forced to cease operations.

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

We may not be able to obtain regulatory approval of potential products, or may experience delays in obtaining such approvals, and we may consequently never generate revenues from product sales because of any of the following risks inherent in the regulation of our business:

      o we may not be successful in obtaining the approval to perform clinical studies with respect to a proposed product;

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

WE FACE SIGNIFICANT COMPETITION IN OUR EFFORTS TO DEVELOP CELL THERAPIES FOR PARKINSON'S DISEASE (PD) AND OTHER NEURODEGENERATIVE DISEASES.

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

We rely upon the patent application as filed by Ramot and licensed to us under the Ramot Agreement. We have also agreed with Ramot in the Ramot Agreement to seek comprehensive patent protection for the initial patent and for all future inventions licensed to us under the Research and License Agreement. However, we cannot be sure that any patents will be issued to Ramot as a result of its current or future foreign patent applications or that any issued patents will withstand challenges by others.

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

We currently have relationships with two academic consultants who are not employed by us, and we may enter into additional such relationships in the future. We have limited control over the activities of these consultants and can expect only limited amounts of their time to be dedicated to our activities. These persons may have consulting, employment or advisory arrangements with other entities that may conflict with their obligations to us. Our consultants typically sign agreements that provide for confidentiality of our proprietary information and results of studies. However, in connection with every relationship, we may not be able to maintain the confidentiality of our technology, the dissemination of which could hurt our competitive position and results of operations. To the extent that our scientific consultants develop inventions or processes independently that may be applicable to our proposed products, disputes may arise as to the ownership of the proprietary rights to such information, we may expend significant resources in such disputes and we may not win those disputes.

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

In late October and early November 2004 and in February 2005, we issued a total of 1,894,808 Units for $.75 per Unit pursuant to a private placement, each unit of which consists of (i) one share of our common stock, (ii) a warrant to purchase one share of our common stock at an exercise price of $1.50 per share, which warrant is exercisable for a one-year period from the date of issuance, and (iii) a warrant to purchase one share of our common stock at an exercise price of $2.50 per share, which warrant is exercisable for a three-year period from the date of issuance. The shares of common stock and warrants that comprise the Units have "piggy back" registration rights, subject to underwriter discretion, to be included by the Company in a registration statement filed with the Securities and Exchange Commission.

In May 2005, we issued 186,875 shares at $.80 per share pursuant to a private placement to non-U.S. investors. We have begun to seek such additional financings and have retained a financial advisor to assist us in our efforts.

We issued the following warrants effective the fourth quarter of 2004: (i) to Ramot and its designees, warrants to purchase, in the aggregate, 10,606,415 shares of our common stock at a purchase price of $.01 per share; (ii) to each of our consultants, Dr. Daniel Offen and Professor Eldad Melamed, warrants to purchase 1,097,215 shares of our common stock at a purchase price of $.01 per share. We have agreed to use best efforts to register the shares underlying these warrants (whether by demand, piggy back registration or otherwise) by no later than twenty-one (21) months from July 8, 2004 (the execution date of our License Agreement with Ramot) and agreed to maintain the effectiveness of a registration statement covering such shares until the earlier of (i) the time at which, in the opinion of counsel to the Company, all of the shares underlying the warrant then held by the Holder could be sold in any 90 day period pursuant to Rule 144 under the Securities Act or (ii) the expiration date of the warrant. These registration rights shall be set forth fully in a separate registration rights agreement to be entered into between us and the holders which agreement shall include customary provisions regarding, inter alia, deferrals, cutbacks, lockups and indemnification by the Company of the Holder. We also issued a warrant in May 2005 to purchase 47,500 shares of our Common Stock as a retainer to the financial advisor, which warrant has certain piggy back registration rights.

In November 2004 and February 2005, the Company's Board of Directors adopted and ratified the 2004 Global Share Option Plan and the 2005 U.S. Stock Option Plan and Incentive Plan (the "Global Plan" and "U.S. Plan" respectively and the "Plans" together), respectively, and further approved the reservation of 9,143,462 shares of the Company's common stock for issuance thereunder. The Company's shareholders approved the Plans and the shares reserved for issuance thereunder in a special meeting of shareholders that was held on March 28, 2005. Under the Global Plan, we granted a total of 3,009,452 options with various exercise prices (a weighted average exercise price of $0.249) and expiration dates, to officers and employees. Under the U.S. Plan we have reserved for issuance an additional 500,000 shares of restricted stock for grants to Scientific Advisory Board members and to a consultant. Furthermore, we expect to issue 100,000 options and 200,000 restricted shares in accordance with the compensation of directors that we recently adopted as described in Item 10 below.

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

When we register the shares or those underlying these convertible securities referred to above for which we have undertaken to register, they can be sold in the public market. In addition, the shares that we will not register will become eligible for sale into the public market subject to and in accordance with applicable SEC rules and regulations, which provide exemptions from registration requirements. If any of the holders of these shares or convertible securities, or any other of our existing stockholders, sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly.

YOUR PERCENTAGE OWNERSHIP WILL BE DILUTED BY OPTIONS WE INTEND TO GRANT TO MANAGEMENT, EMPLOYEES, DIRECTORS AND CONSULTANTS.

In anticipation of hiring new management members and employees, recruiting new directors and retaining additional advisors, such as Scientific Advisory Board members, and consultants, we intend to make further grants under our stock option and incentive plans, pursuant to which we expect issue options to such individuals. Such issuances will, when made, dilute your percentage ownership in the company.

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

Our principal operations are located through our subsidiary in Israel and our principal assets are located outside the United States. Our President and some of our directors are foreign citizens and do not reside in the United States. It may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or these persons and as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our directors or executive officers in United States courts. Thus, should any situation arise in the future in which you have a cause of action against these persons or entities, you are at greater risk in investing in our company rather than a domestic company because of greater potential difficulties in bring lawsuits or, if successful, collecting judgments against these persons or entities as opposed to domestic persons or entities.

POLITICAL, ECONOMIC AND MILITARY INSTABILITY IN ISRAEL MAY IMPEDE OUR ABILITY TO EXECUTE OUR PLAN OF OPERATIONS.

Our principal offices and the research and development facilities of the scientific team funded by us under the Ramot Agreement are located in Israel. Accordingly, political, economic and military conditions in Israel may affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbours. Since October 2000, terrorist violence in Israel increased significantly and until they were recently revived, negotiations between Israel and Palestinian representatives had effectively ceased. Ongoing or revived hostilities or other factors related to Israel could harm our operations and research and development process and could impede on our ability to execute our plan of operations.

Item 2. Description of Property.

The address of our principal executive offices is 1350 Avenue of the Americas, New York, NY 10019, where in consideration for $350 per month we have a license to use office space and receive general office services until November 30, 2005 with a one-year renewal option.

On December 1, our Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the "Subsidiary") entered into a lease agreement for the lease of premises in 12 Basel Street, Petach Tikva, Israel, which include approximately 600 square meters of office and laboratory space. The term of the lease is 36 months, with two options to extend same - one for an additional 24 months (the "First Option"), and one for an additional 36 months (the "Second Option"). Rent is to be paid on a quarterly basis in the following amounts: (i) NIS 17,965 (approximately $4,120) per month during the first 12 months of the lease, (ii) NIS 19,527 (approximately $4,478) per month during the following 24 months of the lease, (iii) NIS 22,317 (approximately $5,120) per month during the First Option period and (iv) NIS 23,712 (approximately $5,440) per month during the Second Option period.

We recently completed significant leasehold improvements of the Petach Tikva facility for which we paid the contractor approximately $368,000 and issued it options to purchase 30,000 shares of our Common Stock at an exercise price of $0.75 per share. The lessor agreed to reimburse us $75,000 in connection with these improvements. We currently intend to purchase certain additional laboratory equipment at an estimated cost of $100,000.

Item 3.  Legal Proceedings

We are not a party to any pending litigation and, to our knowledge, none is contemplated or threatened.

Item 4.  Submission of Matters to Vote of Security Holders

On March 28, 2005 at a Special Meeting, our shareholders approved our 2004 Global Share Option Plan and the Israeli Appendix thereto which applies solely to participants who are residents of Israel (the " Global Plan"), our 2005 U.S. Stock Option and Incentive Plan (the "U.S. Plan"), and the reservation of 9,143,462 shares of our Common Stock for issuance in aggregate under the Global Plan and the U.S. Plan (the "Special Meeting"). Any awards granted under the Global Plan and the U.S. Plan will reduce the total number of shares available for future issuance under each plan. The Global Plan and U.S. Plan had been adopted by our Board of Directors on November 25, 2004 and February 24, 2005, respectively.

Holders of an aggregate 20,867,808 shares of our common stock at the close of business on February 24, 2005 were entitled to vote at the Special Meeting, of which 15,782,267 were present in person or represented by proxy. At such meeting, the Company's stockholders voted as follows:

Total Votes For            Total Votes Against                      Abstentions
----------------------------------------------                     ------------

 15,782,267                      0                                        0

There were no broker non-votes at the Special Meeting.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

On May 29, 2003, our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board (OTC BB) under the name "Wizbang Technologies Inc." and under the symbol "WZBG.OB". On August 19, 2003 we changed our name to Golden Hand Resources, Inc. and our symbol to "GDNH.OB". On November 18, 2004, we changed our name to Brainstorm Cell Therapeutics Inc. and our symbol to "BCLI.OB".

The following table reflects the high and low information for our common stock for each fiscal quarter during the fiscal years ended March 31, 2004 and March 31, 2005. The information was obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.


Quarter Ended                               High(1)                   Low(1)

March 31, 2005                               $3.50                    $1.80

December 31, 2004                            $2.00                    $1.03

September 30, 2004                           $1.20                    $0.70

June 30, 2004                                $1.20                    $0.60

March 31, 2004                               $1.25                    $0.90

December 31, 2003                            $1.2                      $0.4

September 30, 2003                           $0.51                    $0.05

June 30, 2003                                $0.15                    $0.04

      (1) Prices reflect a 2 for 1 stock split with an August 11, 2003 record date.

On May 9, 2005, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $1.60.

As of May 10, 2005, there were 98 holders of record of our common stock. As of such date, 20,867,808 common shares were issued and outstanding.

First American Stock Transfer, 706 E. Bell Road, Suite 202, Phoenix, Arizona 85022 (Telephone: (602) 485-1346; Facsimile (602) 788-0423 is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. We have not had any revenues for the past two fiscal years. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

All information relating to sales of unregistered securities in the fiscal year ended March 31, 2005 has been included in current reports on Form 8-K or quarterly reports on Form 10-QSB previously filed with the Securities and Exchange Commission.

Item 6. Plan of Operation

You should read the following plan of operation together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Overview

The Company was incorporated under the laws of the State of Washington on September 22, 2000, under the name Wizbang Technologies, Inc. and acquired the right to market and sell a digital data recorder product line in certain states in the U.S. Subsequently the Company changed its name to Golden Hand Resources, Inc. On July 8, 2004, the Company entered into licensing agreement with Ramot to acquire certain stem cell technology and decided to discontinue all activities related to the sales of digital data recorder product. On November 22, 2004, the Company changed its name from Golden Hand Resources Inc. to Brainstorm Cell Therapeutics Inc. to better reflect its new line of business in development of novel cell therapies for neurodegenerative diseases. On October 25, 2004, the company incorporated a wholly owned subsidiary in Israel, which provides research, development and other services to the Company.

Plan of Operations

Our primary objective over the twelve months ending March 31, 2006 will be to define and optimize our NurOwnTM technology in human bone marrow cells, so as to enable future processing and manufacturing for clinical studies in accordance with FDA guidelines. We intend to perfect methods for the stem cell growth and differentiation in specialized growth medias, as well as methods for freezing, thawing, transporting and storing the expanded mesenchymal stem cells, as well as the differentiated neuronal-like cells. The development process will be conducted in parallel with animal studies in animal models of Parkinson's disease (mice and rats) to evaluate the engraftment, survival and efficacy of our cell implants. In addition, we intend to develop analytical methodology and specifications to be used as release criteria in setting up a quality control system for the processing of our cells. Following the optimization of our bioprocess and analytical methodologies, we intend to conduct feasibility studies in non-primate models of Parkinson's disease (MPTP - monkeys) to evaluate engraftment, survival and functionality of our cell implants. All of these activities will be coordinated with a view towards the execution of safety and efficacy evaluation studies in MPTP - Parkinson's disease model monkeys, in preparation for IND submission for conducting clinical trials. We intend to crystallize our development plans with the assistance of our scientific advisory board members as well as to retain external regulatory consultants, expert in the FDA cell therapy regulation guidelines.

We will also continue our close cooperation and funding of the research programs conducted by the scientific team led by Prof. Melamed and Dr. Offen at the Tel Aviv University. These programs will focus on further understanding and optimization of the technology towards the generation of better processes for generation of dopaminergic and other neurons as well as Oligodendrocytes, to target addional neurodegenerative diseases, such Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig disease) and Multiple Sclerosis (MS).

In addition we intend to seek to identify and evaluate in-licensing opportunities for development of innovative technologies utilizing cell and gene therapy for diabetes, cardiac disease and other indications.

Cash requirements

At March 31, 2005, we had $645,219 in total current assets and $169,082 in total current liabilities and on May 9, 2005, we had approximately $200,000 in cash. In October and November 2004 and February 2005, we raised approximately $1.4 million in connection with several closings on a private placement. In May 2005, we raised an additional $149,500 through a private placement of our Common Stock at $0.80 per share.

In late 2004 and early 2005 we begun to increase our spending significantly to execute our development programs. In October 2004, we made a $402,000 payment to Ramot to cover the up-front license fee, reimbursement of certain patent expenses and initial research funding obligations under our agreement. We are obligated to pay Ramot $142,500 on a quarterly basis through April 2006, and, if certain research milestones are met, for an additional two-year period. We have also made capital expenditures in the approximate amount of $385,000 in order to build out our laboratory and office facilities to which we expect to relocate in the end of May 2005.

Our other material cash needs for the next 12 months will include, among others, employee salaries and benefits, facility lease, capital equipment expenses, legal and audit fees, patent prosecution fees, consulting fees, payments for outsourcing of certain animal experiments and possibly, upfront payments for in-licensing opportunities.

We will need to raise additional funds through public or private debt or equity financings within the next 3 months to meet our anticipated expenses so that we can execute against our business plan. Although we have begun to seek such additional financings and have retained a financial advisor to assist us in our efforts, no definitive commitments to provide additional funds have been made by management, other shareholders or third parties. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds, we will be unable to execute our business plan and we may be forced to cease our operations.

Research and Development

During the last 10 months, commencing upon entry into the Ramot Agreement and ended March 31, 2005, we provided funding for the research performed at the Felsenstein Medical Research Center by the team led by Prof. Melamed and Dr. Offen. The research and development efforts have focused on development of growth conditions and tools to evaluate the differentiation of bone marrow stem cells into neural-like cells, suitable for transplantation as a restorative therapy for neurodegenerative diseases. Some highlights achieved in this research include:

      o Demonstration that bone marrow stem cells may be expanded prior to differentiation

      o Identification and profiling of cell markers in the expanded mesenchymal cell population

      o     Development of molecular tools to evaluate cell differentiation

      o Demonstration that the bone marrow derived differentiated cells produce multiple neuron-specific markers

      o Determination of timing and growth conditions for the differentiation process

      o Demonstration of expression of enzymes and proteins associated with dopamine production and release, including tyrosine hydroxilase

      o Identifying the production and release of dopamine and dopamine precursors in the bone marrow derived differentiated cells

      o Evaluation of methodologies for cryopreserving the expanded bone marrow cells prior to differentiation

      o Implantation of the bone marrow derived neural-like cells in striatum of model animals results in long term engraftment and, survival, as well as expression of dopamine neuron specific markers, such as tyrosine hydroxilase

      o Model animals implanted with the bone marrow derived neural-like show significant improvement in their rotational behavior

We intend to continue to fund our collaborators at the university lab. In parallel, we have constructed and set up a facility, which includes laboratories for continued development of our proprietary processes.

For the twelve months ending March 31, 2006, we estimate that our research and development costs will be approximately $2,000,000. We intend to spend our research and development costs on development of our core NurOwn(TM) technology by developing the cell differentiation process according to FDA guidelines. We also intend to extend our business to the development of novel adult stem cell and/or genetic therapy for diabetes and/or cardiac disease.

General and Administrative Expenses

For the twelve months ending March 31, 2006, we estimate that our general and administrative expenses will be approximately $900,000. These expenses will include among others salaries, legal and audit expenses, business development, investor and public relations and office maintenance.

We do not expect to generate any revenues in the 12-month period ending March 31, 2006.

In our management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to reach clinical trials for our NurOwn(TM) process as planned within two to three years:

      o Raise equity or debt financing or a combination of equity and debt financing of at least $10,000,000

      o Complete optimization of our NurOwn(TM) process for further evaluation in monkeys

      o Conduct preclinical studies in rodents Parkinson's model to confirm assess safety and efficacy

      o Conduct feasibility studies in MPTP-monkeys to evaluate cell engraftment and survival of the cell implants

Purchase or Sale of Equipment

The company's subsidiary leases a facility in Petach Tikva, Israel. The facility was designed to include 600 square meters or lab space, in addition to administrative and executive offices. We signed an agreement for the construction of this facility with an expert contractor in consideration for $ 368,585 and options to purchase 30,000 company's shares at an exercise price of $ 0.75. As of March 31, 2005 the remaining obligation for this construction amounted to $ 204,815 and the options had not been granted yet. As of March 31, 2005, the Company has purchased laboratory equipment and furniture for a total sum of approximately $36,000 and we intend to purchase additional lab and office equipment at an estimated cost of approximately $100,000

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended March 31, 2005, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $19,002,482 since inception through the year ended March 31, 2005.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 7. Financial Statements


                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                          (A development stage company)

                     (Formerly: Golden Hand Resources Inc.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2005

                                 IN U.S. DOLLARS

                                      INDEX

                                                                              Page
                                                                        -----------------

   Report of Independent Registered Public Accounting Firm                     F-2

   Consolidated Balance Sheets                                                 F-4

   Consolidated Statements of Operations                                       F-5

   Statements of Changes in Stockholders' Equity (Deficiency)                  F-6

   Consolidated Statements of Cash Flows                                       F-7

   Notes to Consolidated Financial Statements                              F-8 - F-24

                      - - - - - - - - - - - - - - - - - - -

[logo Ernst & Young]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             To the stockholders of

                        BRAINSTORM CELL THERAPEUTICS INC.
                          (A development stage company)

       We have audited the accompanying consolidated balance sheet of Brainstorm Cell Therapeutics Inc. (Formerly: Golden Hand Resources Inc.) ("the Company") (a development stage company) and its subsidiary as of March 31, 2005 and the related consolidated statements of operations, statements of changes in shareholders' equity and the consolidated statements of cash flows for the year then ended and for the period from September 22, 2000 (inception) through March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of March 31, 2004 and for the period from September 22, 2000 (inception) through March 31, 2004, were audited by other auditors whose report dated May 26, 2004 expressed an unqualified opinion on those statements. The consolidated financial statements for the period from September 22, 2000 (inception) through March 31, 2004 included an accumulated deficit of $ 162,687. Our opinion on the consolidated statements of operations, changes in shareholders' equity and cash flows for the period from September 22, 2000 (inception) through March 31, 2005, insofar as it relates to amounts for prior periods through March 31, 2004, is based solely on the report of other auditors.

       We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

       In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of March 31, 2005, and the consolidated results of their operations and cash flows for the year then ended and for the period from September 22, 2000 (inception) through March 31, 2005, in conformity with U.S generally accepted accounting principles.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1(g), the Company is in a development stage and as such has incurred operating losses and has a negative cash flow from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                           /s/   Kost Forer Gabbay & Kasierer
 Tel-Aviv, Israel                          KOST FORER GABBAY & KASIERER
 June 2, 2005                              A Member of Ernst & Young Global


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

/s/ "Manning Elliott"

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 26, 2004 except as to Note 8
which is as of November 16, 2004


                              BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                        (Formerly: Golden Hand Resources Inc.)
                                                 (A development stage company)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

                                                                                March 31,
                                                                                   2005
                                                                               -----------
     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                         526,519
 Restricted cash                                                                    31,134
 Accounts receivable and prepaid expenses (Note 5)                                  87,566
                                                                               -----------

Total current assets                                                               645,219
                                                                               -----------

 SEVERANCE PAY FUND                                                                  5,871
                                                                               -----------

 PROPERTY AND EQUIPMENT, NET (Note 6)                                              228,315
                                                                               -----------

 Total assets                                                                      879,405
                                                                               ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

 CURRENT LIABILITIES:

     Trade payables                                                                 37,850
     Other accounts payable and accrued expenses (Note 7)                          131,232
                                                                               -----------

  Total current liabilities                                                        169,082
                                                                               -----------

 ACCRUED SEVERANCE PAY                                                               5,871
                                                                               -----------

 Total liabilities                                                                 174,953
                                                                               -----------

 STOCKHOLDERS' EQUITY :
 Share capital:
   Common stock of $ 0.00005 par value - Authorized: 200,000,000 shares at
     March 31, 2005; Issued and outstanding: 20,867,808 at March 31, 2005
      (Note 9)                                                                       1,044
   Preferred stock of $ 0.00005 par value - Authorized: 40,000,000 shares at
     March 31, 2005; none issued                                                        --
   Additional paid-in capital                                                   25,100,625
   Deferred stock- based compensation                                           (5,394,735)
   Deficit accumulated during the development stage                            (19,002,482)
                                                                               -----------

 Total stockholders' equity                                                        704,452
                                                                               -----------

 Total liabilities and stockholders' equity                                        879,405
                                                                               ===========

The accompanying notes are an integral part of the consolidated financial statements.


                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

                                                                                                      Period from
                                                                                                     September 22,
                                                                                                    2000 (inception
                                                                               Year ended            date) through
                                                                                March 31,              March 31,
                                                                          2004             2005          2005
                                                                        -----------    -----------    -----------
 Operating expenses:
 Research and development                                                        --        472,042        472,042
 Research and development expenses related to shares, warrants and
   options granted to employees and service providers                            --     15,878,451     15,878,451
 General  and administrative                                                     --        265,131        265,131
 General  and administrative expenses related to shares, warrants and
   options granted to employees and services providers                           --      2,211,422      2,211,422

                                                                        -----------    -----------    -----------

 Total operating expenses                                                        --     18,827,046     18,827,046

 Financial expenses, net                                                         --          5,996          5,996
                                                                        -----------    -----------    -----------

 Loss from continuing operations                                                 --    (18,833,042)   (18,833,042)
 Income taxes (Note 10)                                                          --         (5,469)        (5,469)
                                                                        -----------    -----------    -----------

 Loss from continuing operations                                                 --    (18,838,511)   (18,838,511)

 Net loss from discontinued operations                                      (73,295)        (1,284)      (163,971)
                                                                        -----------    -----------    -----------

 Net loss                                                                   (73,295)   (18,839,795)   (19,002,482)
                                                                        ===========    ===========    ===========

Basic net loss per share from continuing operations                              --          (1.01)
                                                                        ===========    ===========

 Weighted average number of shares outstanding                           17,100,000     18,587,317
                                                                        ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.


                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

                                                                                                      Deficit
                                                                                                     accumulated        Total
                                                  Common stock          Additional      Deferred       uring the     stockholders'
                                           --------------------------     paid-in     stock -based    development       equity
                                             Number         Amount        capital     compensation       stage       (deficiency)
                                           -----------    -----------    -----------   -----------    -----------    -----------
Balance as of September 22, 2000 (date
  of inception)                                     --             --             --            --             --             --

Stock issued on September 22, 2000 for
  cash at $ 0.00188 per share                8,500,000            850         15,150            --             --         16,000
Stock issued on March 31, 2001 for cash
  at $ 0.0375 per share                      1,600,000            160         59,840            --             --         60,000
Contribution of capital                             --             --          7,500            --             --          7,500
Net loss                                            --             --             --            --        (17,026)       (17,026)
                                           -----------    -----------    -----------   -----------    -----------    -----------

Balance as of March 31, 2001                10,100,000          1,010         82,490            --        (17,026)        66,474

Contribution of capital                             --             --         11,250            --             --         11,250
Net loss                                            --             --             --            --        (25,560)       (25,560)

Balance as of March 31, 2002                10,100,000          1,010         93,740            --        (42,586)        52,164

Contribution of capital                             --             --         15,000            --             --         15,000
Net loss                                            --             --             --            --        (46,806)       (46,806)
                                           -----------    -----------    -----------   -----------    -----------    -----------

Balance as of March 31, 2003                10,100,000          1,010        108,740            --        (89,392)        20,358

2 for 1 stock split                         10,100,000             --             --            --             --             --
Stock issued on August 31, 2003 to
  purchase mineral option at $ 0.065 per
  share                                        100,000              5          6,495            --             --          6,500
Cancellation of shares granted to
  Company's President                      (10,062,000)          (503)           503            --             --             --
Contribution of capital                             --             --         15,000            --             --         15,000
Net loss                                            --             --             --            --        (73,295)       (73,295)
                                           -----------    -----------    -----------   -----------    -----------    -----------

Balance as of March 31, 2004                10,238,000            512        130,738            --       (162,687)       (31,437)

Stock issued on June 24, 2004 for
  private placement at $ 0.01 per share,
  net of $ 25,000 issuance expenses          8,510,000            426         59,749            --             --         60,175
Stock-based compensation related to
  shares granted to service providers        2,025,000            101      1,632,699            --             --      1,632,800
Contribution of capital (Note 9b)                   --             --          7,500            --             --          7,500
Stock issued in 2004 for private
  placement at $ 0.75 per unit (Note
  1(h))                                      1,894,808             95      1,418,042            --             --      1,418,137
Cancellation of shares granted to
  service providers (Note 9(b))             (1,800,000)           (90)            90            --             --             --
Deferred stock-based compensation
  related to options granted to
  employees                                         --             --      5,978,759    (5,978,759)            --             --
Amortization of deferred stock-based
  compensation related to options
  granted to employees                              --             --             --       584,024             --        584,024
Compensation related to options granted
  to  service providers                             --             --     15,873,048            --             --     15,873,048

Net loss                                            --             --             --            --    (18,839,795)   (18,839,795)
                                           -----------    -----------    -----------   -----------    -----------    -----------

Balance as of March 31, 2005                20,867,808          1,044     25,100,625    (5,394,735)   (19,002,482)       704,452
                                           ===========    ===========    ===========   ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.


                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                Period from
                                                                                               September 22,
                                                                          Year ended          2000 (inception
                                                                            March 31,          date) through
                                                                   --------------------------     ,March 31,
                                                                      2005           2004           2005
                                                                   -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                                           (18,839,795)            --    (19,002,482)
Less- loss for the period from discontinued operations                   1,284        163,971
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                               245            245
Expenses related to shares and options granted to service
   providers                                                        17,481,648             --     17,481,648
Amortization of deferred stock-based compensation related to
   options granted to employees                                        584,024             --        584,024
Increase in accounts receivable and prepaid expenses                   (82,822)            --        (82,822)
Increase in trade payables                                              37,850             --         37,850
Increase in other accounts payable and accrued expenses                126,082             --        126,082
                                                                   -----------    -----------    -----------

Net cash used in continuing operating activities                      (691,484)            --       (691,484)
Net cash provided by (used in) discontinued operating activities        13,648        (15,436)       (22,766)
                                                                   -----------    -----------    -----------

Total net cash used in operating activities                           (677,836)       (15,436)      (714,250)
                                                                   -----------    -----------    -----------

Cash flows from investing activities:
Purchase of property and equipment                                    (228,560)            --       (228,560)
Restricted cash                                                        (31,134)            --        (31,134)
Investment in lease deposit                                             (4,590)            --         (4,590)
                                                                   -----------    -----------    -----------

Net cash used in continuing investing activities                      (264,284)            --       (264,284)
Net cash flows used in discontinued investing activities                    --             --        (16,000)
                                                                   -----------    -----------    -----------

Total net cash used in investing activities                           (264,284)            --       (280,284)
                                                                   -----------    -----------    -----------

Cash flows from financing activities:
Proceeds from issuance of Common stock and warrants, net             1,478,312             --      1,478,312
                                                                   -----------    -----------    -----------

Net cash  provided by continuing financing activities                1,478,312             --      1,478,312
Net cash provided by(used in) discontinued financing activities        (14,277)        10,044         42,741
                                                                   -----------    -----------    -----------

Total net cash provided by financing activities                      1,464,035         10,044      1,521,053
                                                                   -----------    -----------    -----------

Increase (decrease) in cash and cash equivalents                       521,915         (5,392)       526,519
Cash and cash equivalents at the beginning of the period                 4,604          9,996             --
                                                                   -----------    -----------    -----------

Cash and cash equivalents at end of the period                         526,519          4,604        526,519
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


                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 1:-      GENERAL

              a. Brainstorm Cell Therapeutics Inc. (formerly: Golden Hand Resources Inc.) ("the Company") was incorporated in the State of Washington on September 22, 2000.

              b. On July 31, 2003, the Company acquired an option to purchase the Dalhousie Mineral Claim, situated in Canada. The purchase price was $ 10,000 and was made by way of promissory note. On October 6, 2003, the Company issued 100,000 shares to the vendor pursuant to the agreement.

                     On May 4, 2004, the Dalhousie Mineral Claim was returned to the vendor. As a result, in the first quarter of 2004, the Company has recorded a gain from forgiveness of debt, which has been charged to the statement of operations.

              c. The Company acquired the right to market and sell a digital data recorder product line in certain States in the U.S. The license was acquired on September 22, 2000 and had a four years term. Under the terms of the license agreement, the Company purchased products and resold them.

                     On May 4, 2004, the Company amended the license agreement to a worldwide non-exclusive license. Due to the non-exclusivity of the license, the Company could not determine whether the license would generate any future sales. As a result, in the first quarter of 2004, the Company recognized impairment in the value of the license, which has been charged to the statement of operations. Since the end of the first quarter of 2004 the Company has not engaged in any activities related to the sale of the digital data recorder product.

              d. On July 8, 2004, the Company entered into a licensing agreement with Ramot of Tel Aviv University Ltd. ("Ramot"), an Israeli corporation, to acquire certain stem cell technology (see Note 3). Subsequent to this agreement, the Company decided to change its line of business and to focus on the development of novel cell therapies for neurodegenerative diseases, particularly, Parkinson's disease, based on the acquired technology and research to be conducted and funded by the Company.

                     Following the licensing agreement dated July 8, 2004, the management of the Company has decided to abandon all activities related to the sale of the digital data recorder product. The discontinuation of this activity was accounted for under the provision of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 1:-      GENERAL (Cont.)

              The results of the discontinued operations are summarized as follows:

                                                           Year ended March 31,
                                                         ----------------------
                                                              2005        2004
                                                          --------    --------
Amortization                                              $     --    $ 23,714
Donated services and rent                                    3,750      15,000
Professional fees                                              926       8,577
Expenses related to shares granted to service providers     24,200          --
Consulting revenue                                         (10,350)         --
Mineral properties                                              --      16,500
Gain on forgiveness of debt                                (30,700)         --
Loss on impairment of intangible asset                      11,471          --
 Other                                                       1,987       9,504
                                                          --------    --------

Net loss                                                  $  1,284    $ 73,295
                                                          ========    ========

              e. On October 25, 2004, the Company formed a wholly-owned subsidiary in Israel, Brainstorm Cell Therapeutics Ltd. ("BCT"). On March 14, 2005, the Company signed an agreement with its subsidiary effective as of November, 2004, according to which the subsidiary will provide research, development and other services to the Company. In return, the subsidiary will be entitled to receive reimbursement of expenses incurred by it in the process of performing the research and development services plus 10% of such reimbursement amounts.

              f. On February 23, 2005, the Company completed a private placement round for the sale of 1,894,808 units, at a price per unit of $ 0.75 (see Note 9c).

              g. The Company's ability to continue to operate as a going concern is dependent upon additional financial support.

                     These financial statements do not include any adjustments relating to the recoverability and classification of assets' carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

                     The Company intends to raise additional capital to fund its operations. In the event the Company is unable to successfully raise capital and generate revenues, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated, until profitability is achieved. Accordingly, the Company will likely reduce general and administrative expenses and cease or delay the development project until it is able to obtain sufficient financing. There can be no assurance that sufficient revenues will be generated and that additional funds will be available on terms acceptable to the Company, or at all.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES

      a.    Basis of presentation:

            The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.

      b.    Use of estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      c.    Financial statement in U.S. dollars:

            The functional currency of the Company is the U.S. dollar ("dollar") since the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. Part of the transactions of the subsidiary is recorded in new Israeli shekels ("NIS"); however, a substantial portion of the subsidiary's costs is incurred in dollars and parts of the expenses are linked to the dollar. Accordingly, management has designated the dollar as the currency of its subsidiary's primary economic environment and thus it is their functional and reporting currency.

            Transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been remeasured to dollars in accordance with the provisions of Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation". All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

      d.    Principles of consolidation:

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated upon consolidation.

      e.    Cash equivalents:

            Cash equivalents are short-term highly liquid investments that are readily convertible to cash with maturities of three months or less as of the date acquired.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

      f.    Property and equipment :

            Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. The annual depreciation rates are as follows:

                                                %
                                             ------

Office furniture and equipment                    7
Computer software and electronic equipment       33
Laboratory equipment                             15
Leasehold improvements                       Over the term of the lease

      g.    Impairment of long-lived assets:

            The Company and it subsidiary's long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During 2004, no impairment losses were identified.

      h.    Research and development costs:

            Research and development costs are charged to expenses as incurred.

      i.    Severance pay:

            The liability of the subsidiary for severance pay is calculated pursuant to the Severance Pay Law in Israel, based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is presented on an undiscounted basis.

            The subsidiary's employees are entitled to one month's salary for each year of employment or a portion thereof. The subsidiary's liability for all of its employees is fully provided by monthly deposits with insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company's balance sheet.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

            The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israel's Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

            Severance expenses for the year ended March 31, 2005, were $ 5,871.

      j.    Accounting for share-based compensation:

            The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB-25"), and FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") in accounting for its employee stock options. Under APB-25, when the exercise price of the Company's stock options is less than the market price of the underlying stocks on the date of grant, compensation expense is recognized over the option's vesting period.

            Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standard No. 123, and has been determined assuming the Company had accounted for its employee stock options under the fair value method prescribed by that Statement. The fair value for these options was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for grants during the year ended March 31, 2005: weighted average volatility of 109%, risk-free interest rate of 4.51%, dividend yields of 0% and an expected life of five years.

            For purposes of pro forma disclosures, the estimated fair value of the options is amortized as an expense over the option's vesting period. The Company's pro forma information is as follows:

                                                                      Year ended March 31,
                                                                ----------------------------
                                                                     2005           2004
                                                                ------------    ------------
Net loss as reported                                            $ 18,839,795    $     73,295

Deduct: share-based employee compensation expense included in
  reported net loss in accordance with APB-25                       (584,024)             --
Add: stock-based employee compensation expense determined
  under fair value method                                            626,631              --
                                                                ------------    ------------

Pro forma net loss                                              $ 18,882,402    $     73,295
                                                                ============    ============

Pro forma net loss per share (basic and diluted)                $       1.02    $         --
                                                                ============    ============

            The Company applies SFAS 123 and EITF 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18") with respect to options and warrants issued to non-employees. SFAS 123 and EITF 96-18 require the use of an option valuation model to measure the fair value of the options at the grant date.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

      k.    Basic and diluted net loss per share:

            Basic net loss per share is computed based on the weighted average number of shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares outstanding during each year, plus the dilutive potential of the Common stock considered outstanding during the year, in accordance with Statement of Financial Standard No. 128, "Earnings per Share" ("SFAS No. 128").

            All outstanding share options and warrants have been excluded from the calculation of the diluted loss per share for the year ended March 31, 2005, because all such securities have an anti-dilutive effect.

            Such outstanding securities consist of the following:

                                                                      Year ended
                                                                       March 31,
                                                                         2005
                                                                      ----------

Options                                                                3,009,452
Warrants                                                              18,390,458
                                                                      ----------

Total                                                                 21,399,910
                                                                      ==========

      l.    Income taxes:

            The Company and its subsidiary account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". This Statement requires the use of the liability method of accounting for income taxes, whereby deferred tax asset and liability account balances are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiary provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

      m.    Fair value of financial instruments:

            The following methods and assumptions were used by the Company and its subsidiary in estimating their fair value disclosures for financial instruments:

            The carrying values of cash and cash equivalents, accounts receivable and prepaid expenses, trade payables and other accounts payable and accrued expenses, approximate their fair value due to the short-term maturity of these instruments.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

      n.    Concentrations of credit risks:

            Financial instruments that potentially subject the Company and its subsidiary to concentrations of credit risk consist principally of cash and cash equivalents.

            Cash and cash equivalents are deposited in banks in the United States and in Israel. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

            The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

      o.    Impact of recently issued accounting standards:

            On December 16, 2004, the Financial Accounting Standards Board
            (FASB) issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new Standard will be effective for the Company in the first interim period beginning after April 1, 2006.

            As permitted by Statement 123, the company currently accounts for share-based payments to employees using APB 25's intrinsic value method. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on the Company result of operations, although it will have no impact on the Company overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2k to the consolidated financial statements.

            In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB 107) to give guidance on implementation of statement 123R, which the Company plans to consider in implementing statement 123R.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

      p.    Reclassification:

            Amounts from prior years, that were classified as "Donated capital" in stockholders' deficiency have been reclassified and subtotaled into additional paid-in capital. The reclassification has no effect on previously reported net loss, total stockholders' equity and cash flows.

NOTE 3:-      RESEARCH AND LICENSE AGREEMENT

      a. On July 8, 2004, the Company entered into a research and license agreement ("the agreement") with Ramot, the technology transfer company of Tel Aviv University Ltd. The license agreement grants the Company an exclusive, worldwide, royalty-bearing license to develop, use and sell certain stem cell technology. In consideration of the license, the Company was required to remit an upfront license fee payment of $ 100,000; royalties at a rate of 5% of all net sales of products and 30% of all sublicense receipts. In addition the company granted Ramot and certain of its designees fully vested warrants to purchase 10,606,415 shares of its common stock at an exercise price of $ 0.01 per share. The Company will also fund, through Ramot, further research in consideration of $ 570,000 per year for an initial two-year period and for a further two-year period if certain research milestones are met. Ramot may terminate the agreement if the Company fails to reach certain development milestones or materially breaches the agreement. As of the date of these financial statements, the Company fulfilled all its obligations.

            The warrants issued pursuant to the agreement were issued to Ramot and its designees effective as of November 4, 2004. Each of the warrants is exercisable for a five-year period beginning on November 4, 2005. Ramot and its designees were granted certain registration rights.

            Ramot has instructed the Company that the warrants will be issued as follows: Ramot shall be issued 60% of the warrants, the two consultants (or trustees for their benefits) shall each be issued, in addition to the consultants' warrants described in note 4, 16% of Ramot warrants, and Mr. Yosef Levy (a member of the research team) shall be issued 8% of the Ramot warrants.

            The fair value of the warrants granted, totaling $ 13,151,955 was charged to the statement of operations as research and development expenses.

            On March 21, 2005, the Company entered into lock up agreements with Ramot with respect to warrants held by it .Under the lock-up agreements, Ramot may not transfer their securities to anyone other than permitted transferees without the prior consent of the Company's Board of Directors, for the period of time as follows: (i) eighty-five percent (85%) of the securities shall be restricted from transfer for the twenty-four month period following July 8, 2004 and
            (ii) fifteen percent (15%) of the securities shall be restricted from transfer for the twelve month period following July 8, 2004.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 3:-      RESEARCH AND LICENSE AGREEMENT (cont.)

      b. On October 29, 2004, the Company transferred to Ramot $ 100,000 as the upfront payment, $ 17,000 as reimbursement for patent related expenses and $ 285,000 as the first installment of the annual research funding, on account of the research and license agreement.

NOTE 4:-      CONSULTING AGREEMENTS

      a. On July 8, 2004, the Company entered into two consulting agreements with Prof. Eldad Melamed and Dr. Daniel Offen (together "the Consultants"), upon which the Consultants shall provide the Company scientific and medical consulting services in consideration for a monthly payment of $ 6,000 each. In addition, the Company granted each of the Consultants, a fully vested warrant to purchase 1,097,215 shares of the Company's Common stock, at an exercise price of $ 0.01 per share. The warrants issued pursuant to the agreement were issued to the consultants effective as of November 4, 2004. Each of the warrants is exercisable for a five-year period beginning on November 4, 2005.

            The fair value of the warrants granted, totaling $ 2,721,093 were charged to the statement of operations as research and development expenses.

            On March 21, 2005, the Company entered into lock up agreements with the Consultants with respect to warrants held by them (see Note 3a).

      b. As of March 31, 2005, the Company has paid a total of $ 60,000 for services rendered in respect of the Consultants.

NOTE 5:-      ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

                                                                       March 31,
                                                                          2005
                                                                         ------
Government authorities                                                   36,661

Prepaid expenses                                                         50,905
                                                                         ------
                                                                         87,566
                                                                         ======

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 6:-      PROPERTY AND EQUIPMENT
                                                                       March 31,
                                                                         2005
                                                                    ------------
Cost:

  Office furniture and equipment                                             946
  Computer software and electronic equipment                               4,096
  Laboratory equipment                                                    35,649
  Leasehold improvements                                                 187,869
                                                                    ------------

                                                                         228,560
                                                                    ------------
Accumulated depreciation:
  Office furniture and equipment                                              --
  Computer software and electronic equipment                                 245
  Laboratory equipment                                                        --
  Leasehold improvements                                                      --
                                                                    ------------

                                                                             245
                                                                    ------------

Depreciated cost                                                         228,315
                                                                    ============


            Depreciation expenses for the year ended March 31, 2005 were $ 245.

            The Company has not yet started to use the leasehold improvement, office furniture and equipment and therefore no depreciation in respect thereof has been recorded.

NOTE 7:-      OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                       March 31,
                                                                        2005
                                                                    ------------

Employees and payroll accruals                                            34,346
Accrued expenses                                                          96,886
                                                                    ------------
                                                                         131,232
                                                                    ============

NOTE 8:-      COMMITMENTS AND CONTINGENCIES

      a. The Company signed an agreement for the lease of its facilities commencing June 2005. The facilities and vehicles of the Company are rented under operating leases that expire on various dates. Aggregate minimum rental commitments under non-cancelable leases as of March 31, 2005 are as follows:

    Year ending March 31,            Facilities           Vehicles             Total
------------------------------    ----------------    ----------------    ----------------

            2006                          59,029              30,166              89,195
            2007                          63,327              30,166              93,493
            2008                          63,327              27,793              91,120

                                  ----------------    ----------------    ----------------
                                         185,683              88,125             273,808
                                  ================    ================    ================


                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

            Total rent expenses for the year ended March 31, 2005 were $ 1,555

NOTE 8:-      COMMITMENTS AND CONTINGENCIES (Cont.)

      b. The Company's subsidiary gave a bank guarantee in the amount of $ 31,134 to secure its obligation under the facilities lease agreement.

      c. On March 23, 2005, the Company signed an agreement for the construction of its research and development facility in consideration for $ 368,585 and options to purchase 30,000 of the company's common shares at an exercise price of $ 0.75 per share. As of March 31, 2005 the remaining obligation amount to $ 204,815 and the options have not been granted yet.

NOTE 9:-      STOCK CAPITAL

      a.    The rights of Common stock are as follows:

            Common shares confer their holders the right to receive notice to participate and vote in general meetings of the Company, the right to a share in the excess of assets upon liquidation of the Company and the right to receive dividends, if declared.

            The Common stock are registered and publicly traded on the Over-the-Counter Bulletin Board service of the National Association of Securities Dealers, Inc. under the symbol BCLI.

      b. The former president of the Company donated services valued at $ 6,000 and rent valued at $ 1,500 for the six months ended September 30, 2004. These amounts were charged to the statement of operations as part of discontinued operations and classified as additional paid in capital in the stockholders' equity.

      c.    Issuance of shares, warrants and options:

            Private placements

      1. On June 24, 2004, the Company issued to investors 8,510,000 Common shares for total proceeds of $ 60,175 (net of $ 25,000 issuance expenses).

      2. On February 23, 2005, the Company completed a private placement round for sale of 1,894,808 units for total proceeds of $ 1,418,137. Each unit consists of one share of Common stock, a one year warrant to purchase one share of Common stock at $ 1.50 per share and a three year warrant to purchase one share of Common stock at $ 2.50 per share. This private placement was consummated in four tranches which closed in October 2004, November 2004 and February 2005.

      3. On March 21, 2005, the company entered into lock up agreements with its 29 shareholders with respect to 15,290,000 shares held by them .Under these lock-up agreements, these security holders may not transfer their shares to anyone other than permitted transferees without the prior consent of the Company's Board of Directors, for the period of time as follows: (i) eighty-five percent (85%) of the securities shall be restricted from transfer for the twenty-four month period following July 8, 2004 and (ii) fifteen percent (15%) of the securities shall be restricted from transfer for the twelve month period following July 8, 2004.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 9:-      STOCK CAPITAL (Cont.)

            Shares and warrants to service providers

      4.    Summary of warrants issued to service providers and to investors:

            The Company's outstanding warrants that were granted to service providers and to investors as of March 31, 2005 are as follows:

            Issuance date                  Number of      Exercise       Warrants        Exercisable
                                           warrants         price       exercisable        through
--------------------------------------  -------------- -------------- -------------- ------------------
                                                             $
 October 2004 (see Note 9(c)2)            1,256,260      $      1.5-2.5           0     October 2014
 November 2004 (see Note 9(c)2)           626,554        $      1.5-2.5           0     November 2014
 November 2004 (see Note 3 and 4)         12,800,844     $      0.01              0     November 2009
 December 2004 (see Note 9(c)6)           1,800,000      $      0.00005   1,800,000     December 2014
 February 2005 (see Note 9(c)2)           1,906,800      $      1.5-2.5           0     February 2015
                                        --------------                --------------
                                          18,390,458                      1,800,000
                                        ==============                ==============

            The fair value for the warrants to service providers was estimated on the date of grant using Black-Scholes option pricing model, with the following weighted-average assumptions for for the year ended March 31, 2005; weighted average volatility of 109%, risk-free interest rates of 3.91% dividend yields of 0% and a weighted average life of the options of ten years.

      5. On June 1 and June 4, 2004, the Company issued 40,000 and 150,000 Common shares for 12 months filing services and legal and due-diligence services with respect to private placement, respectively. Compensation expenses related to filing services, totaling $ 26,400, are amortized over a period of 12 months. Compensation related to legal services, totaling $105,000, were recorded as equity issuance cost and did not effect the statement of operations.

      6. On August 10, 2004, the Company issued 1,800,000 shares to two consultants for past and future consulting services. The compensation is deemed earned upon the issuance of the shares. As a result, compensation expenses, totaling $ 1,530,000, were charged in 2005 to the statement of operations for the year ended March 31, 2005.

            On December 23, 2004, the consultants surrendered the shares to the company and the shares were cancelled and are considered authorized but unissued shares. Instead of the cancelled shares, the consultants were granted immediately vested options to purchase 1,800,000 shares of the Company, exercisable for a period of ten years at an exercise price of $ 0.0005 per share. The compensation is deemed earned upon the issuance of the option.

      7. On July 1 and September 22, 2004, the Company issued 20,000 and 15,000 shares to a former director for financial services for the first and second quarters of 2004, respectively. Compensation expenses, totaling $ 22,000 and $ 16,950, were charged to the statement of operations for the year ended March 31, 2005.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

      8. On November 4, 2004, the Company granted Ramot, 10,606,415 warrants at an exercise price of $ 0.01 per share (see Note 3a).

NOTE 9:-      STOCK CAPITAL (Cont.)

      9. On November 4, 2004, the Company granted two consultants 2,194,430 warrants at an exercise price of $ 0.01 per share (see Note 4a).

      10. On February 10, 2005, the Company signed an agreement with one of its service providers according to which the Company shall issue to the service provider 100,000 shares of restricted stock at a purchase price $0.00005 under the U.S Stock Option and Incentive Plan of the Company. The restricted shares will be subject to the Company's right to repurchase them within one year of the grant date as follows: (i) in the event that service provider breaches his obligations under the agreement, the Company shall have the right to repurchase the restricted shares at a purchase price equal to par value; and (ii) in the event that the service provider has not breached his obligations under the agreement, the Company shall have the right to repurchase the restricted shares at a purchase price equal to the then fair market value of the restricted shares. The restricted shares were not issued yet.

      11. On March 15 and March 28, 2005, the Company signed an agreement with two members of its Scientific Advisory Board according to which the Company shall issue to the members of the Scientific Advisory Board 200,000 share of restricted stock at a purchase price $ 0.00005 under the U.S Stock Option and Incentive Plan (100,000 each). The restricted shares will be subject to the Company's right to repurchase them if the grantees cease to be members of the Company's Advisory Board for any reason. The restrictions of the stocks shall lapse in three annual and equal portions commencing the grant date. The restricted shares were not issued yet.

            Options to employees and to directors

      12. On March 28, 2005 the Company's shareholders approved the 2004 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel), the 2005 U.S. Stock Option and Incentive Plan, and the reservation of 9,143,462 shares of Common Stock for issuance in aggregate under these stock option plans.

            Unless sooner terminated, the options shall terminate ten (10) years from the date of grant. In the event of termination of optionee's employment or service, all options granted to such optionee's shall immediately expire.

            As of March 31, 2005, 3,309,452 warrants were issued under the plans (3,009,452 to employees and directors and 300,000 to service providers) leaving 5,834,010 shares available for future grants.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 9:-      STOCK CAPITAL (Cont.)

      13. A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

                                             March 31, 2005                  March 31, 2004
                                     ------------------------------- -------------------------------
                                                        Weighted
                                                         average                        Weighted
                                       Amount of        exercise       Amount of        average
                                        options           price         options      exercise price
                                     --------------  --------------- -------------- ----------------
                                                            $                              $
                                                       -------------                  -------------
Outstanding at the beginning of the              --              --              --              --
  year

Granted                                   3,009,452           0.249              --              --
Exercised                                        --              --              --              --
                                      -------------                   -------------

Outstanding at the end of the year        3,009,452            0.24              --              --
                                      =============   =============   =============   =============
Exercisable options at the end of
  the year                                  291,327            0.17              --              --
                                      =============   =============   =============   =============

      14. The options outstanding as of March 31, 2005, have been separated into exercise prices, as follows:

                                      Options
                                    outstanding            Weighted average      Options exercisable
                                       as of                  remaining                 as of
         Exercise                    March 31,               contractual              Marchy 31,
           price                        2005                     life                    2005
----------------------------   -----------------------                           ---------------------
             $                                                  Years
----------------------------                             ---------------------

       0.15                          2,514,452                   9.62                   279,383
       0.75                           495,000                    9.88                    11,944
                               -----------------------                           ---------------------

                                     3,009,452                                          291,327
                               =======================                           =====================

      15. All options were granted with exercise prices that were lower than the market price of the Company's Common stock on the date of grant. Weighted average fair values and weighted average exercise prices of options at date of grant are as follows:

                                                                  March 31,
                                                             -------------------
                                                                 2005       2004
                                                             --------   --------

Weighted average exercise price                                 0.249         --
Weighted average fair value on date of grant                     1.49         --

            Compensation expenses recorded by the Company in respect of its share-based employee compensation awards in accordance with APB 25 amounted to $ 584,024 for the year ended March 31, 2005.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 10:-     TAXES ON INCOME

      a.    Tax rates applicable to the income of the subsidiary:

            Until December 31, 2003, the regular corporate tax rate applicable to income of companies in Israel was 36%. In June 2004, an amendment to the Income Tax Ordinance (No. 140 and Temporary Provision), 2004 was passed by the "Knesset" (Israeli parliament), which determines, among other things, that the corporate tax rate is to be gradually reduced to the following tax rates: 2004 - 35%, 2005 - 34%, 2006 - 32% and 2007 and thereafter - 30%.

      b.    Deferred income taxes:

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                       March 31,
                                                                        2005
                                                                    ------------

Operating loss carryforward                                              199,698
Reserves and allowances                                                    1,963
                                                                    ------------

Net deferred tax asset before valuation allowance                        201,661
Valuation allowance                                 )                   (201,661
                                                                    ------------

Net deferred tax asset                                                        --
                                                                    ============

            As of March 31, 2005, the Company has provided valuation allowances of $ 201,661 in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that since the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

      c.    Available carryforward tax losses:

            As of March 31, 2005, the Company has an accumulated tax loss carryforward of approximately $ 633,962. Carryforward tax losses in the U.S. can be carried forward and offset against taxable income in the future for a period of 20 years. Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 10:- TAXES ON INCOME (Cont.)

      d. Loss from continuing operations, before taxes on income, consists of the following:

                                                                Year ended March
                                                                       31,
                                                                      2005
                                                                   -----------

United States                                                      (18,848,668)
Israel                                                                  15,626
                                                                   -----------

                                                                   (18,833,042)
                                                                   ===========

      e.    Taxes on income included in the statement of operations:

                                                                    Year ended
                                                                     March 31,
                                                                       2005
                                                                   -----------

Current taxes:
   United States                                                         --
   Israel                                                            (5,469)
                                                                     ------

                                                                     (5,469)
                                                                     ======

NOTE 11:-     TRANSACTIONS WITH RELATED PARTIES

                                                                                               Year ended March 31,
                                                                                      --------------------------------------
                                                                                            2005                 2004
                                                                                      -----------------   ------------------
              a.       Fees and related benefits and compensation expenses in                396,000                   -
                       respect of options granted to member of the Board of
                       Directors
                                                                                      =================   ==================

                       Salary and related benefits and compensation
                       expenses in respect of options granted to an employee
                       who is a shareholder                                                  126,041                   -
                                                                                      =================   ==================

              b.       As for transactions with Ramot see Note 3.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 12:-     SUBSEQUENT EVENTS

      a. On May 12, 2005, the Company issued to a certain investor 186,875 of its Common shares for total proceeds of $ 149,500.

      b. On May 27, 2005, two of the Company's non-employee directors were granted 100,000 restricted shares, which are subject to the Company's right to repurchase them at a purchase price of par value ($ 0.00005), and one of the Company's non-employee directors was granted an option to purchase 100,000 shares of its common stock, at an exercise price of $ 0.75, vesting in three equal annual installments beginning on May 27, 2006.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 3a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to provide reasonable assurances that information required to be disclosed by a company in the report that it files under the Exchange Act is recorded, processed summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely providing alerts to material information relating to the company required to be included in the company's periodic SEC filings.

(b) Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no changes in our internal controls or other factors that could materially affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

Item 8B. Other Information

None.

PART III

Item 9. Directors and Executive Officers

Directors and Executive Officers, Promoters and Control Persons

Set forth below is a summary description of the principal occupation and business experience of each of the Company's directors and executive officers for at least the last five years.

Name                                    Age    Position
---------------------------            -----   ---------------------------------
Dr. Yaffa Beck                          53     President, Chief Executive Officer, and Director
Yoram Drucker                           40     Chief Operating Officer
David Stolick                           39     Chief Financial Officer
Irit Arbel                              45     Director
Michael Greenfield (Ben-Ari)            45     Director
Robert Shorr                            51     Director

Dr. Yaffa Beck joined the Company as our President and CEO and as a director in November 2004. Before joining the Company, she was President and CEO of VentuRx Holdings Ltd., her own consulting company from April 2002 to her appointment. From May 1995 until April 2002 she was Executive Vice President and Chief Operating Officer of D-Pharm Ltd., a company she co-founded. Prior to 1995 she held management positions at Orgenics Ltd. and Biotechnology General Ltd. Dr. Beck serves on the Boards of several privately held life sciences companies and continues to provide consulting services through VentuRx Holdings to the Tel-Aviv University Future Technology Development Limited Partnership which is an affiliate of Ramot, the technology transfer company of Tel-Aviv University. Dr. Beck holds a D.SC. from the University of Pretoria, RSA and a degree in Management and Administration from Bradford University (UK).

Mr. Yoram Drucker joined the Company as our Chief Operating Officer in November 2004. Since 1998, Mr. Drucker has been an independent consultant regarding business development, finance, strategy, and operations. From 1997 to 1998, Mr. Drucker managed a real estate brokerage firm. From 1995 through 1996, Mr. Drucker managed his own promotion company and created and designed marketing and promotion concepts for various Israeli Companies. From 1990 through 1995, Mr. Drucker served as manager of the production department of one of Israel's largest diamond factories. Mr. Drucker also serves as director of Pluristem Life Systems, Inc.

Mr. David Stolick joined the Company in February 2005. From 1995 to 2005, Mr. Stolick was Corporate Controller of M-Systems Flash Disk Pioneers Ltd., a NASDAQ listed company. In 1994 he served as Deputy Controller of Electronics Line Ltd., an Israeli publicly traded Company, and from 1991 until 1994 he was Audit Manager at Goldstein, Sabbo, and Tebet Accountants. Mr. Stolick holds a B.A. in Economics and Accounting from Ben-Gurion University. He has been qualified as a certified accountant in Israel since 1993.

Dr. Irit Arbel joined the Company in May 2004 as a director and as our President. She served as President until she resigned in November 2004 in order to enable Dr. Beck's appointment. Dr. Arbel was President and CEO of Pluristem Life Systems, Inc. from 2003 to June 2004, and was Israeli Sales Manager of Merck, Sharp & Dohme from 1998 to 2002. From 1995 to 1997, Dr. Arbel served as the head of research for Hadassa-Ein Karem Hospital in Jerusalem. Dr. Arbel specialized in the use of pharmaceuticals for neurology, ophthalmology and dermatology treatments. Dr. Arbel earned her Post Doctorate degree in 1997 in Neurobiology, after performing research in the area of Multiple Sclerosis. Dr. Arbel also holds a Chemical Engineering degree from the Technion, Israel's Institute of Technology.

Mr. Michael Greenfield (Ben-Ari) became a director of the Company in December 2004. Mr. Greenfield (Ben-Ari) manages Evergreen Field Enterprises, his own consulting company which he formed in 1997. From 1991 to 1997, Mr. Greenfield (Ben-Ari) served as Vice President of Marketing at Bank Leumi. Mr. Greenfield holds an MBA from Tel-Aviv University and a BA from Brandeis University.

Dr. Robert Shorr joined the Company as a director in March 2005. Since 2000, Dr. Shorr serves as President and CEO of Cornerstone Pharmaceuticals, a bio-technology company. Since 1998 he has also served as Director of Business Development at the State University of New York at the Stony Brook Center for Advanced Technology. From 1998 until 2002 Dr. Shorr was Vice-President of Science and Technology (CSO) of United Therapeutics, a NASDAQ listed company. From 1999 he serves as trustee at the Tissue Engineering Charities, Imperial College, London. Prior to 1998 he held management positions at Enzon Inc., a NASDAQ listed company, and AT Biochem of which he was also founder. Dr. Shorr also served on the Board of Directors of Biological Delivery Systems Inc., a NASDAQ listed company. Dr. Shorr holds both a Ph.D and a D.I.C from the University of London, Imperial College of Science and Technology as well as a BSc. from the State University of New York.

Committees of the Board

The Board of Directors has not yet created an audit committee. We added two "independent" directors (as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended) to our Board in December 2004 and March 2005, and we intend to constitute an audit committee as well as a compensation committee consisting of such independent directors in the near future. Until then, however, our Board of Directors serves these functions.

Family Relationships

There are no family relationships between the executive officers or directors of the Company.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

       1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

       2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

       3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

       4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

Effective May 27, 2005, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our officers including our Chief Executive Officer (being our principal executive officer) and our Chief Financial Officer (being our principal financial and accounting officer), contractors, consultants and advisors.

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to BrainStorm Cell Therapeutics Inc., 1350 Avenue of the Americas New York, NY 10019, Attn: Chief Financial Officer.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2005, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the Form 3 - Initial Statement of Beneficial Ownership of Securities - of our director Michael Greenfield (Ben
Ari) which was filed three days late.

Item 10. Executive Compensation.

The following table summarizes, to the end of fiscal year ended March 31, 2005, the compensation of Dr. Yaffa Beck, our President and CEO since November 2004, Yoram Drucker, our Chief Operating Officer since November 2004, David Stolick, our Chief Financial Officer since February 2005, and Dr. Irit Arbel, who served as President from April 2004 until November 2004 and as a director since November 2004. No officers or directors received annual compensation in excess of $100,000 during the most recently completed fiscal year. The listed individuals are hereinafter referred to as the "2004 Executive Officers".

                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation                   Long Term Compensation

                                                                                     Awards              Payouts

Name and Principal       Year       Salary       Bonus       Other        Securities     Restricted    LTIP        All Other
Position                 ended      (US$)        (US$)       Annual       Underlying     Shares or     Payouts     Compen-
                         March 31,                           Compen-      Options/       Restricted    (US$)       sation
                                                             sation       SARs           Share
                                                             (US$)        Granted        Units
----------------------   ---------  -------    --------    ----------    -----------   ------------  --------     ----------
Dr. Yaffa Beck,          2005       42,675       --          7,075        1,828,692      --            --          --
President and Chief
Executive Officer and
Director

Yoram Drucker, Chief     2005       19,457       --          3,720        685,760        --            --          --
Operating Officer

David Stolick, Chief     2005       18,872       --          349          400,000        --            --          --
Financial Officer

Dr. Irit Arbel,          2005       --           --          --           --             --            --          --
Director and Former
President

OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth for our 2004 Executive Officers, certain information concerning the number of stock options granted in the fiscal year ended March 31, 2005.

Name                Number of Securities  Percent of total      Exercise or base price ($/Sh)        Expiration Date
                    Underlying            options/SARs granted
                    Options/SARs granted  to employees in
                    (#)                   fiscal year
-----------------   --------------------  --------------------- -------------------------------    -------------------
Dr. Yaffa Beck,     1,828,692             60.76                              0.15                   November 8, 2014
President and
Chief Executive
Officer and
Director

Yoram Drucker,      685,760               22.79                              0.15                   November 16, 2014
Chief Operating
Officer

David Stolick,      400,000               13.29                              0.75                   February 13, 2005
Chief Financial
Officer

Dr. Irit Arbel,     --                    --                                  --                           N/A
Director and
Former President

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND 2005 FISCAL YEAR END OPTION VALUES

The following table sets forth for our 2004 Executive Officers, certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of March 31, 2005.

                                                    Number of Securities Underlying   Value of Unexercised In-the
                                                      Unexercised Options/SARs at     -Money Options/SARs at FY-
                                                              FY-End (#)                        end ($)
                      Shares         Aggregate
                      Acquired on    Value                   Exercisable /            Exercisable / Unexercisable
Name                  Exercise (#)   Realized                Unexercisable

                                                    Exercisable    Unexercisable    Exercisable   Unexercisable
------------------   -----------   ------------    ------------   --------------   ------------   -------------
Dr. Yaffa Beck,       --             --             203,188        1,625,504        536,416       4,291,331
President and Chief
Executive Officer
and Director

Yoram Drucker, Chief  --             --             76,195         609,565          201,155       1,609,252
Operating Officer

David Stolick, Chief  --             --             11,111         388,889          22,666        793,334
Financial Officer

Dr. Irit Arbel,       --             --             --             --               N/A           N/A
Director and Former
President

REPRICING OF OPTIONS/SARS

We did not reprice any options during fiscal year ended March 31, 2005.

LONG-TERM INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR

We have no long-term incentive plans, other than the Stock Incentive Plans described below.

STOCK INCENTIVE PLANS

In November 2004 and February 2005, the Company's Board of Directors adopted and ratified the 2004 Global Share Option Plan and the 2005 U.S. Stock Option Plan and Incentive Plan (the "Global Plan" and "U.S. Plan" respectively and the "Plans" together), respectively, and further approved the reservation of 9,143,462 shares of the Company's common stock for issuance thereunder. The Company's shareholders approved the Plans and the shares reserved for issuance thereunder in a special meeting of shareholders that was held on March 28, 2005.

Under the Global Plan, we granted a total of 3,009,452 options with various exercise prices (a weighted average exercise price of $0.249) and expiration dates, to officers and employees. Under the U.S. Plan we have reserved for issuance an additional 500,000 shares of restricted stock for grants to Scientific Advisory Board members and consultants. Furthermore, we expect to issue 100,000 options and 200,000 restricted shares in accordance with the compensation of directors that we recently adopted as set forth below.

As at March 31, 2005, there were 6,134,010 shares available for issuance pursuant to the Plans, not including the 500,000 shares of restricted stock for Scientific Advisory Board members and one consultant nor does it include the 100,000 options and 200,000 restricted shares to be issued in accordance with the compensation of directors that we recently adopted as set forth below.

COMPENSATION OF DIRECTORS

We reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attending board meetings. In fiscal year 2005 we did not pay our directors any compensation, but on May 27, 2005, we approved the following compensation for non-employee directors beginning for fiscal year 2006: annual retainer of $10,000; meeting participation fees of $1,000 for each board meeting or duly constituted committee thereof attended in person and $500 for each meeting attended by telephone. In addition, as initial compensation, two of our non-employee directors were granted 100,000 restricted shares, which are subject to the Company's right to repurchase at a purchase price of par value ($0.00005), which repurchase right expires in 3 equal annual installments beginning on May 27, 2006, and one of our non-employee directors was granted an option to purchase 100,000 shares of our common stock, at an exercise price of $0.75, vesting in three (3) equal annual installments beginning on May 27, 2006 .

EXECUTIVE EMPLOYMENT AGREEMENTS

Dr. Yaffa Beck. Pursuant to her employment agreement dated November 8, 2004 (the "Beck Effective Date"), Dr. Beck is entitled to an initial base salary of $8,000 per month, which shall be increased six (6) months subsequent to the Beck Effective Date to $12,000 per month. Dr. Beck will also be entitled to an annual bonus in connection with the achievement of milestones and/or objectives, in each case as determined by the Board of Directors. In addition, within a 10 day period following the 12 month anniversary of the Beck Effective Date, she will receive an additional bonus as determined by the Board of Directors of at least $50,000.

Dr. Beck will receive the following executive benefits: 22 vacation days per year, a manager's insurance policy, contributions to her continuing education fund, a company car and a cell phone. Dr. Beck will also be entitled to coverage under our Directors and Officers' liability insurance policy and to a written undertaking from the Company and its subsidiary to indemnify and release her to the full extent possible in accordance with the Israeli Companies Law 5759-1999 and the applicable laws of the State of Washington.

Pursuant to her employment agreement and the Company's Global Plan, Dr. Beck was granted options to purchase 1,828,692 shares of our Common Stock at a price per share of $0.15, which options began to vest and become exercisable in thirty-six equal monthly installments from the Beck Effective Date. In addition, two years from the Beck Effective Date, Dr. Beck will be entitled to receive an additional stock option grant to purchase the number of shares of our Common Stock that represents two percent (2%) of our issued and outstanding share capital as of that date at a price per share of $0.15, which additional options shall vest and become exercisable in thirty-six monthly installments commencing as of such date. Each of these options are/shall be exercisable by Dr. Beck for a ten (10) year period following the Beck Effective Date, but in any case not later than four (4) years after termination of her employment agreement.

Dr. Beck's employment agreement has no stated term and is terminable by either party upon 90 days prior notice or by the Company with 30 days prior notice in the event of a termination for cause (including a 15 day opportunity to cure). In the event that the Company terminates Dr. Beck's employment without cause, or in the event that Dr. Beck resigns as a result of constructive discharge, she is entitled to receive 6 months' severance pay, based on her then-current base salary, payable over the 6-month period following termination. Dr. Beck is prohibited, during the term of her employment and for a period of 12 months thereafter, from competing with the Company or its subsidiary or soliciting any of the Company's or its subsidiary's customers or employees. Moreover, Dr. Beck's employment agreement provides that in the event that the Company terminates Dr. Beck's employment without cause, or in the event that Dr. Beck resigns as a result of a constructive discharge or in the event of termination of employment by reason of Dr. Beck's disability or death, all of the remaining unvested options granted to Dr. Beck shall vest immediately as of the notice of termination, and Dr. Beck or her successor shall be entitled to exercise the vested options from the date of such termination until the earlier of four (4) years thereafter or their expiration date. In the event that Dr. Beck's employment is terminated by reason of disability or death or within two (2) years of the Beck Effective Date, only 67% of the remaining unvested options shall vest immediately as of the date of the notice of termination. In the event that the Company terminates Dr. Beck's employment with cause, she shall be entitled to exercise the options vested as of the date of the notice of termination until 12 months following such date.

Yoram Drucker. Pursuant to his employment agreement dated November 16, 2004 (the "Drucker Effective Date") Mr. Drucker is entitled to an initial base salary of $4,000 per month, which shall be increased six (6) months subsequent to the Drucker Effective Date to $6,000 per month. Mr. Drucker shall be employed on a part-time basis. Drucker will be entitled to an annual bonus in connection with the achievement of milestones and/or objectives, in each case as determined by the Board of Directors.

 Mr. Drucker will receive the following executive benefits: 14 vacation days per year, a manager's insurance policy, contributions to his continuing education fund, a company car and a cell phone. Mr. Drucker will also be entitled to coverage under our Directors and Officers' liability insurance policy and to a written undertaking from the Company and its subsidiary to indemnify and release him to the full extent possible in accordance with the Israeli Companies Law 5759-1999 and the applicable laws of the State of Washington.

Pursuant to his employment agreement and the Company's Global Plan, Mr. Drucker was granted options to purchase 685,760 shares of our Common Stock at a price per share of $0.15, which options began to vest and become exercisable in thirty-six equal monthly installments from the Drucker Effective Date. These options are exercisable by Mr. Drucker for a ten (10) year period following the Drucker Effective Date, but in any case not later than four (4) years after termination of the Agreement.

Mr. Drucker's employment agreement has no stated term and is terminable by either party upon 90 days prior notice or by the Company with 30 days prior notice in the event of a termination for cause (including a 15 day opportunity to cure). Mr. Drucker is prohibited, during the term of his employment and for a period of 12 months thereafter, from competing with the Company or its subsidiary or soliciting any of the Company's or its subsidiary's customers or employees. Moreover, Mr. Drucker's employment agreement provides that in the event that the Company terminates his employment without cause, or in the event that Mr. Drucker resigns as a result of a constructive discharge or in the event of termination of employment by reason of his disability or death, all of the remaining unvested options granted to Mr. Drucker shall vest immediately as of the notice of termination, and Mr. Drucker or his successor shall be entitled to exercise the vested options from the date of such termination until the earlier of four (4) years thereafter or their expiration date. In the event that Mr. Drucker's employment is terminated by reason of disability or death or within two (2) years of the Drucker Effective Date, only 67% of the remaining unvested options shall vest immediately as of the date of the notice of termination. In the event that the Company terminates Mr. Drucker's employment with cause, he shall be entitled to exercise the options vested as of the date of the notice of termination until 12 months following such date.

David Stolick. Pursuant to his employment agreement effective as of February 13, 2005 (the "Stolick Effective Date"), Mr. Stolick is entitled to an initial base salary of 20,000 New Israeli Shekel (NIS) per month, which shall be increased six (6) months subsequent to the Stolick Effective Date, to NIS 28,000 per month. Mr. Stolick shall be employed on a part-time basis for the period of six months from the Stolick Effective Date, and on a full-time basis thereafter. Mr. Stolick was granted, pursuant to the Company's Global Plan, options to purchase 400,000 shares of the Company's common stock at a price per share of $0.75 each, which options will vest and become exercisable in thirty-six equal monthly installments from the Stolick Effective Date. These options shall be exercisable by Mr. Stolick for a ten (10) year period following the Stolick Effective Date, but in any case not later than two (2) years after termination of the Agreement.

Mr. Stolick is entitled to receive the following executive benefits: 18 vacation days per year, a manager's insurance policy, contributions to an education fund, a company car and a cell phone. Mr. Stolick will also be entitled to coverage under the Company's Directors' and Officers' liability insurance policy and to a written undertaking from the Company and its subsidiary to indemnify and release him to the full extent possible in accordance with the Israeli Companies Law 5759-1999 and the applicable laws of the State of Washington.

Mr. Stolick's employment agreement has no stated term and is terminable by either party upon 90 days prior notice or by the Company without prior notice in the event of a termination for cause. In the event that Mr. Stolick resigns as a result of constructive discharge, or in the event of termination of employment by reason of Mr. Stolick's disability or death, 67% of the remaining unvested options granted to Mr. Stolick shall vest immediately as of the date of the notice of termination, and Mr. Stolick or his successor shall be entitled to exercise the vested options from the date of such termination until the earlier of two (2) years thereafter or their expiration date. Mr. Stolick is prohibited, during the term of his employment and for a period of 12 months thereafter, from competing with the Company or its subsidiary or soliciting any of the Company's or its subsidiary's customers or employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information with regard to the beneficial ownership of the (i) each of the Company's current directors, (ii) each of its executive officers, (iii) all of its directors and officers as a group, and (iv) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company's common stock. Unless otherwise indicated, management believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the common stock beneficially owned by them, subject to community property laws, where applicable.

                                                Shares Beneficially Owned*
                                                Number             Percent
Yaffa Beck (1)                                     304,782          1.09%
Yoram Drucker (2)                                  514,293          1.85
David Stolick (3)                                   33,333          0.12
Irit Arbel (4)                                   2,300,000          8.29
Michael Ben Ari                                          -             -
Robert Shorr                                             -             -
All directors and executive officers
  as a group (5 persons) (5)                     3,152,408         11.08
Zegal & Ross Capital (6)                         2,600,000          9.37
Basad Holdings Ltd. (7)                          1,610,000           5.8
Shareholder group (8)                            7,254,293         25.80
-----------------------------------------
* Gives effect to the shares of common stock issuable upon the exercise of all options exercisable within 60 days of March 31, 2005 and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Percentage ownership is calculated based on shares of our 20,867,808 shares of Common Stock outstanding as of March 31, 2005.

(1) Consists of currently exercisable options to purchase 304,782 shares of common stock at an exercise price of $0.15.

(2) Consists of 400,000 shares and currently exercisable options to purchase 114,293 shares of common stock at an exercise price of $0.15. Mr. Drucker is also considered to be a member of a group within the meaning of Section 13(d)(3) of the Securities Exchange Act (see note 8 below). Other than the Lock-up agreements described below, the members of the group have not entered into any agreement relating to the acquisition, disposition or voting of such shares.
(3) Consists of currently exercisable options to purchase 33,333 shares of common stock at an exercise price of $0.75.
(4) Dr. Arbel is also considered to be a member of a group within the meaning of Section 13(d)(3) of the Securities Exchange Act (see note 8 below). The members of the group have not entered into any agreement relating to the acquisition, disposition or voting of such shares. Dr. Arbel's address is 6 Hadison Street, Jerusalem, Israel.
(5) Includes: Yaffa Beck, Yoram Drucker, David Stolick, Irit Arbel, Michael Ben Ari, and Robert Shorr.
(6) The principal address of Zegal & Ross Capital is 1748 54th Street Brooklyn, New York 11204. (7) The principal address of Basad Holdings Ltd. is 55 Ameer Avenue Suite 9050 Ontario Canada M6A2Z1.
 (8) Information is based on Schedule 13Ds received by the Company from the following persons indicating beneficial ownership of the following number of shares, respectively: Irit Arbel (2,300,000), Inon Barnea (40,000), Jonatan Berlin (300,000), Yoram Drucker (400,000), Ilan Drucker (300,000), Rachel Even (460,000), Gil Mastey (190,000), Iris Nehorai (700,000), Ilana Nehorai (750,000), Elazar Nehorai (700,000) Osnat Reuveni (700,000), Erez Schwartz (300,000). The Schedule 13Ds indicate that (i) such persons are considered to a group within the meaning of Section 13(d)(3) of the Securities Exchange Act; (ii) the members of the group have not entered into any agreement relating to the acquisition, disposition or voting of such shares and (iii) each person has sole voting and dispositve power with respect to his or her shares. Information also includes Yoram Drucker's currently exercisable options to purchase 114,293 shares of common stock at an exercise price of $0.15.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plan as of March 31, 2005:

Plan Category                            Number of securities    Weighted-average           Number of securities
                                         to be issued upon       exercise price of          remaining available
                                         exercise of             outstanding options,       for future issuance
                                         outstanding options,    warrants and rights        under equity
                                         warrants and rights                                compensation plans (1)
---------------------------------------  -------------------      ------------------        ----------------------
2004 Global Share Option Plan (Equity          3,009,452                  $0.249                 6,134,010 (2)
compensation plan approved by security
holders)

2005 U.S. Stock Option and Incentive              0(2)                     0(2)                  6,134,010 (2)
Plan (Equity compensation plan
approved by security holders)

Equity compensation plans not approved             0                         0                         0
by security holders

Total                                          3,009,452                                         6,134,010 (2)

      (1) A total of 9,143,462 shares of our Common Stock were reserved for issuance in aggregate under the Global Plan and the U.S. Plan. Any awards granted under the Global Plan or the U.S. Plan will reduce the total number of shares available for future issuance under the other plan.

      (2) Does not include (i) 500,000 shares of restricted stock that Company has agreed to issue in the future pursuant to the U.S. Plan to four scientific advisory board members and one consultant, or (ii) 100,000 options and 200,000 restricted shares to be issued in accordance with the compensation of directors that we recently adopted as described further in Item 10 below, as the actual issuance of these shares/options has yet to take place.

Lock-up Agreements

On March 21, 2005, we entered into lock-up agreements with (a) 29 shareholders with respect to 15,290,000 shares of our common stock held by them, and (b) holders of warrants to purchase 12,800,844 shares of our common stock. Under these lock-up agreements, these security holders may not transfer these securities to anyone other than permitted transferees without the prior consent of our Board of Directors, for the period of time as follows: (i) eighty-five percent (85%) of the securities shall be restricted from transfer for the twenty-four (24) month period following July 8, 2004 (the date of our research and license agreement with Ramot at Tel Aviv University Ltd.) and (ii) fifteen percent (15%) of the securities shall be restricted from transfer for the twelve
(12) month period following July 8, 2004.



Item 12. Certain Relationships and Related Transactions.

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.


Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit       Description
Number        ------------
------
3.i Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 dated May 24, 2001).

3.i.01 Articles of Amendment to the Articles of Incorporation, dated as of November 15, 2004 (incorporated by reference to Current Report on Form 8-K dated November 18, 2004.)

3(ii) By-laws (incorporated by reference to Registration Statement on Form
      S-1 dated May 24, 2001).

4.01 Form of Warrant to purchase common stock for $1.50 per share dated as of October 2004 issued to certain buyers pursuant to Common Stock Purchase Agreement with certain buyers (incorporated by reference to Current Report on Form 8-K dated October 22, 2004).

4.02 Form of Warrant to purchase common stock for $2.50 per share dated as of October 2004 issued to certain buyers pursuant to Common Stock Purchase Agreement with certain buyers (incorporated by reference to Current Report on Form 8-K dated October 22, 2004).

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

10.01 Restricted Stock Purchase Agreement, dated as of April 28, 2003, between certain buyers and Michael Frankenberger (incorporated by reference to Current Report on Form 8-K dated May 21, 2004).

10.02 Letter of Intent, dated as of April 30, 2004, with Ramot at Tel-Aviv University Ltd. (incorporated by reference to Current Report on Form 8-K dated May 21, 2004).

10.03 Research and License Agreement, dated as of July 8, 2004, between Ramot at Tel-Aviv University Ltd. and the Company (incorporated by reference to Current Report on Form 8-K dated July 8, 2004).

10.04 Consulting Agreement, dated as of July 8, 2004, between Professor Eldad Melamed and the Company (incorporated by reference to Current Report on Form 8-K dated July 8, 2004).

10.05 Consulting Agreement, dated as of July 8, 2004, between Professor Daniel Offen and the Company (incorporated by reference to Current Report on Form 8-K dated July 8, 2004).

10.06 Common Stock Purchase Agreement and Subscription Agreement, dated as of October 22, 2004, between certain buyers and the Company (incorporated by reference to Current Report on Form 8-K dated October 22, 2004).

10.07 Employment agreement, dated as of November 8, 2004, between Yaffa Beck and the Company (incorporated by reference to Current Report on Form 8-K dated November 4, 2004).

10.08 Employment agreement, dated as of November 16, 2004, between Yoram Drucker and the Company (incorporated by reference to Current Report on Form 8-K dated November 16, 2004).

10.09 Consulting agreement, dated as of December 23, 2004, between Malcolm E. Taub and the Company (incorporated by reference to Current Report on Form 8-K dated December 23, 2004).

10.10 Consulting agreement, dated as of December 23, 2004, between Ernest Muller and the Company (incorporated by reference to Current Report on Form 8-K dated December 23, 2004).

10.11 Employment agreement, dated as of January 16, 2005, between David Stolick and the Company (incorporated by reference to Current Report on Form 8-K dated January 16, 2005).

10.12 Lease Agreement, dated as of December 1, 2004, between Brainstorm Cell Therapeutics Ltd. and Kiryat HaMada VeHaTechnologia `A' Petach Tikva Ltd., Kiryat HaMada VeHaTechnologia `B' Petach Tikva Ltd., and Otzma & Co., Investment Maccabim Ltd. (incorporated by reference to Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2004).

10.13 Lock-up Agreement, dated as of March 21, 2005, between certain security holders and the Company (incorporated by reference to Current Report on Form 8-K dated March 21, 2005).

10.14 2004 Global Share Option Plan and its Israeli Appendix A (incorporated by reference to Current Report on Form 8-K dated March 28, 2005).

10.15 2005 U.S. Stock Option and Incentive Plan (incorporated by reference to Current Report on Form 8-K dated March 28, 2005).

10.16 Option Agreement, dated as of December 31, 2004, between Yaffa Beck and the Company (incorporated by reference to Current Report on Form 8-K dated March 28, 2005).

10.17 Option Agreement, dated as of December 31, 2004, between Yoram Drucker and the Company (incorporated by reference to Current Report on Form 8-K dated March 28, 2005).

10.18 Option Agreement, dated as of December 31, 2004, between David Stolick and the Company (incorporated by reference to Current Report on Form 8-K dated March 28, 2005).

31.1 Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed and accrued by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ending March 31, 2005 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending September 30, 2004 and December 31, 2004 were $55,000. The aggregate fees billed and accrued by Manning Elliott, our former auditors, for review of the quarterly financial report ending June 30, 2004 were $ 4,600. The aggregate fees billed by Manning Elliott, for services rendered for our annual financial statements included in our Annual Report and for review of Quarterly Reports for the year ended March 31, 2004 was $5,625.

All Other Fees

For the fiscal year ended March 31, 2005, the aggregate fees billed for other services by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, not relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $3,500, and for the fiscal year ended March 31, 2004, Nil. The fees reported under this caption include consulting services provided with respect to financial and accounting aspects of the Plans.

 We do not use Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, to provide compliance outsourcing services.

The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board before the services were rendered.

The Board of Directors has considered the nature and amount of fees billed by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Kost Forer Gabbay & Kasierer's independence.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        BRAINSTORM CELL THERAPEUTICS INC.
                      (formerly GOLDEN HAND RESOURCES INC.)



Date: June 6, 2005                By:     /s/ Yaffa Beck
                                        ----------------------------------------
                                        Name:  Yaffa Beck
                                        Title: President & CEO (Principal
                                               Executive Officer)

Date: June 6, 2005                By:     /s/ David Stolick
                                        ----------------------------------------
                                        Name:  David Stolick
                                        Title: Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                   Title                               Date
-----------------------     --------------------------------    --------------

/s/ Yaffa Beck             President & CEO and Director      June 6, 2005
-----------------------
Yaffa Beck

/s/ David Stolick          Chief Financial Officer           June 6, 2005
-----------------------
David Stolick

/s/ Irit Arbel             Director                          June 6, 2005
-----------------------
Irit Arbel

/s/ Michael Greenfield     Director                          June 6, 2005
-----------------------
Michael Greenfield (Ben-Ari)

/s/ Robert Shorr           Director                          June 6, 2005
-----------------------
Robert Shorr

                                INDEX TO EXHIBITS



Exhibit    Description
Number     -----------
--------
3.i Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 dated May 24, 2001).

3.i.01 Articles of Amendment to the Articles of Incorporation, dated as of November 15, 2004 (incorporated by reference to Current Report on Form 8-K dated November 18, 2004.)

3(ii) By-laws (incorporated by reference to Registration Statement on Form
      S-1 dated May 24, 2001).

4.01 Form of Warrant to purchase common stock for $1.50 per share dated as of October 2004 issued to certain buyers pursuant to Common Stock Purchase Agreement with certain buyers (incorporated by reference to Current Report on Form 8-K dated October 22, 2004).

4.02 Form of Warrant to purchase common stock for $2.50 per share dated as of October 2004 issued to certain buyers pursuant to Common Stock Purchase Agreement with certain buyers (incorporated by reference to Current Report on Form 8-K dated October 22, 2004).

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

4.09 Form of Warrant to purchase common stock dated as of November 4, 2004 issued pursuant to consulting agreements with Eldad Melamed and Daniel Offen (incorporated by reference to Amendment No. 1 to Current Report on Form 8-K/A dated November 4, 2004, filed on February 14, 2005).

10.01 Restricted Stock Purchase Agreement, dated as of April 28, 2003, between certain buyers and Michael Frankenberger (incorporated by reference to Current Report on Form 8-K dated May 21, 2004).

10.02 Letter of Intent, dated as of April 30, 2004, with Ramot at Tel-Aviv University Ltd. (incorporated by reference to Current Report on Form 8-K dated May 21, 2004).

10.03 Research and License Agreement, dated as of July 8, 2004, between Ramot at Tel-Aviv University Ltd. and the Company (incorporated by reference to Current Report on Form 8-K dated July 8, 2004).

10.04 Consulting Agreement, dated as of July 8, 2004, between Professor Eldad Melamed and the Company (incorporated by reference to Current Report on Form 8-K dated July 8, 2004).

10.05 Consulting Agreement, dated as of July 8, 2004, between Professor Daniel Offen and the Company (incorporated by reference to Current Report on Form 8-K dated July 8, 2004).

10.06 Common Stock Purchase Agreement and Subscription Agreement, dated as of October 22, 2004, between certain buyers and the Company (incorporated by reference to Current Report on Form 8-K dated October 22, 2004).

10.07 Employment agreement, dated as of November 8, 2004, between Yaffa Beck and the Company (incorporated by reference to Current Report on Form 8-K dated November 4, 2004).

10.08 Employment agreement, dated as of November 16, 2004, between Yoram Drucker and the Company (incorporated by reference to Current Report on Form 8-K dated November 16, 2004).

10.09 Consulting agreement, dated as of December 23, 2004, between Malcolm E. Taub and the Company (incorporated by reference to Current Report on Form 8-K dated December 23, 2004).

10.10 Consulting agreement, dated as of December 23, 2004, between Ernest Muller and the Company (incorporated by reference to Current Report on Form 8-K dated December 23, 2004).

10.11 Employment agreement, dated as of January 16, 2005, between David Stolick and the Company (incorporated by reference to Current Report on Form 8-K dated January 16, 2005).

10.12 Lease Agreement, dated as of December 1, 2004, between Brainstorm Cell Therapeutics Ltd. and Kiryat HaMada VeHaTechnologia `A' Petach Tikva Ltd., Kiryat HaMada VeHaTechnologia `B' Petach Tikva Ltd., and Otzma & Co., Investment Maccabim Ltd. (incorporated by reference to Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2004).

10.13 Lock-up Agreement, dated as of March 21, 2005, between certain security holders and the Company (incorporated by reference to Current Report on Form 8-K dated March 21, 2005).

10.14 2004 Global Share Option Plan and its Israeli Appendix A (incorporated by reference to Current Report on Form 8-K dated March 28, 2005).

10.15 2005 U.S. Stock Option and Incentive Plan (incorporated by reference to Current Report on Form 8-K dated March 28, 2005).

10.16 Option Agreement, dated as of December 31, 2004, between Yaffa Beck and the Company (incorporated by reference to Current Report on Form 8-K dated March 28, 2005).

10.17 Option Agreement, dated as of December 31, 2004, between Yoram Drucker and the Company (incorporated by reference to Current Report on Form 8-K dated March 28, 2005).

10.18 Option Agreement, dated as of December 31, 2004, between David Stolick and the Company (incorporated by reference to Current Report on Form 8-K dated March 28, 2005).

31.1 Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.