Form 10QSB
period 2005-06-30
BRAINSTORM CELL THERAPEUTICS INC
filed 2005-08-10
CIK 1137883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2005

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

Yes |X| No |_|

The number of shares outstanding of the Issuer's common stock, $0.00005 par value, as of June 30, 2005 was 21,754,683.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                          (A development stage company)

                     (Formerly: Golden Hand Resources Inc.)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2005

                                 IN U.S. DOLLARS

                                    UNAUDITED

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

                                                                                        June 30,       March 31,
                                                                                          2005           2005
                                                                                       -----------    -----------
                                                                                        Unaudited       Audited
                                                                                       -----------    -----------
  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                305,545        526,519
  Restricted cash                                                                           29,515         31,134
  Accounts receivable and prepaid expenses                                                 116,459         87,566
                                                                                       -----------    -----------

Total current assets                                                                       451,519        645,219
                                                                                       -----------    -----------

SEVERANCE PAY FUND                                                                          10,783          5,871
                                                                                       -----------    -----------

PROPERTY AND EQUIPMENT, NET                                                                408,097        228,315
                                                                                       -----------    -----------

Total assets                                                                               870,399        879,405
                                                                                       ===========    ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                                           211,617         37,850
  Other accounts payable and accrued expenses                                              216,380        131,232
                                                                                       -----------    -----------

Total current liabilities                                                                  427,997        169,082
                                                                                       -----------    -----------

ACCRUED SEVERANCE PAY                                                                       10,783          5,871
                                                                                       -----------    -----------

Total liabilities                                                                          438,780        174,953
                                                                                       -----------    -----------

STOCKHOLDERS' EQUITY:
  Share capital:
    Common stock of $ 0.00005 par value - Authorized: 200,000,000 shares at June 30,
      2005 and at March 31, 2005; Issued and outstanding: 21,754,683 and 20,867,808
      at June 30, 2005 and at March 31, 2005 respectively (Note 5)                           1,088          1,044
    Preferred stock of $ 0.00005 par value - Authorized: 40,000,000 shares at June
      30, 2005 and at March 31, 2005; none issued                                               --             --
  Additional paid-in capital                                                            24,116,523     25,100,625
  Deferred stock-based compensation                                                     (3,943,722)    (5,394,735)
  Deficit accumulated during the development stage                                     (19,742,270)   (19,002,482)
                                                                                       -----------    -----------

Total stockholders' equity                                                                 431,619        704,452
                                                                                       -----------    -----------

Total liabilities and stockholders' equity                                                 870,399        879,405
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

                                                                                                 Period from
                                                                                                September 22,
                                                                         Three months ended     2000 (inception
                                                                             June 30,            date) through
                                                                    --------------------------     June 30,
                                                                       2005           2004           2005
                                                                    -----------    -----------    -----------
                                                                                    Unaudited
                                                                    -----------------------------------------
Operating expenses:
  Research and development                                              180,637             --        652,679
  Research and development expenses related to shares ,warrants
    and options granted to employees and service providers                9,855             --     15,888,306
  General and administrative                                            234,708             --        499,839
  General and administrative expenses related to shares ,warrants
    and options granted to employees and service providers              307,600             --      2,519,022
                                                                    -----------    -----------    -----------

Total operating expenses                                                732,800             --     19,559,846

Financial expenses, net                                                   2,379             --          8,375
                                                                    -----------    -----------    -----------

Loss before income taxes                                               (735,179)   (19,568,221)
Income taxes (Note 10)                                                    4,609             --         10,078
                                                                    -----------    -----------    -----------

Loss from continuing operations                                        (739,788)            --    (19,578,299)

Net loss from discontinued operations                                        --        (20,866)      (163,971)
                                                                    -----------    -----------    -----------

Net loss                                                               (739,788)       (20,866)   (19,742,270)
                                                                    ===========    ===========    ===========

Basic net loss per share from continuing operations                       (0.04)            --
                                                                    ===========    ===========

Weighted average number of shares outstanding                        21,137,142     10,303,000
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

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

--------------------------------------------------------------------------------
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
In U.S. dollars (except share data)

                                                                                                          Deficit
                                                                                                        accumulated       Total
                                                    Common stock            Additional    Deferred      during the    stockholders'
                                              -------------------------       paid-in    stock-based    development      equity
                                                 Number        Amount         capital    compensation      stage       (deficiency)
                                              -----------    -----------    -----------   -----------    -----------   -----------
Balance as of September 22, 2000 (inception
  date)                                                --             --             --            --             --            --
  Stock issued on September 22, 2000 for
    cash at $ 0.00188 per share                 8,500,000            850         15,150            --             --        16,000
  Stock issued on March 31, 2001 for cash
      at
    $ 0.0375 per share                          1,600,000            160         59,840            --             --        60,000
  Contribution of capital                              --             --          7,500            --             --         7,500
  Net loss                                             --             --             --            --        (17,026)      (17,026)
                                              -----------    -----------    -----------   -----------    -----------   -----------

Balance as of March 31, 2001 (audited)         10,100,000          1,010         82,490            --        (17,026)       66,474
  Contribution of capital                              --             --         11,250            --             --        11,250
  Net loss                                             --             --             --            --        (25,560)      (25,560)
                                              -----------    -----------    -----------   -----------    -----------   -----------

Balance as of March 31, 2002 (audited)         10,100,000          1,010         93,740            --        (42,586)       52,164
  Contribution of capital                              --             --         15,000            --             --        15,000
  Net loss                                             --             --             --            --        (46,806)      (46,806)
                                              -----------    -----------    -----------   -----------    -----------   -----------

Balance as of March 31, 2003 (audited)         10,100,000          1,010        108,740            --        (89,392)       20,358
  2 for 1 stock split                          10,100,000             --             --            --             --            --
  Stock issued on August 31, 2003 to
      purchase
    mineral option at $ 0.065 per share           100,000              5          6,495            --             --         6,500
  Cancellation of shares granted to
    Company's President                       (10,062,000)          (503)           503            --             --            --
  Contribution of capital                              --             --         15,000            --             --        15,000
  Net loss                                             --             --             --            --        (73,295)      (73,295)
                                              -----------    -----------    -----------   -----------    -----------   -----------

Balance as of March 31, 2004 (audited)         10,238,000            512        130,738            --       (162,687)      (31,437)
  Stock issued on June 24, 2004 for private
    placement at $ 0.01 per share, net of
    $ 25,000 issuance expenses                  8,510,000            426         59,749            --             --        60,175
  Stock-based compensation related to
    shares granted to service providers         2,025,000            101      1,632,699            --             --     1,632,800
  Contribution of capital                              --             --          7,500            --             --         7,500
  Stock issued in 2004 for private
    placement at $ 0.75 per unit (Note
    5c(2))                                      1,894,808             95      1,418,042            --             --     1,418,137
  Cancellation of shares granted to service
    providers (Note 5c(6))                     (1,800,000)           (90)            90            --             --            --
  Deferred stock-based compensation related
      to
    options granted to employees                       --             --      5,978,759    (5,978,759)            --            --
  Amortization of deferred stock-based
    compensation related to options granted
    to employees                                       --             --             --       584,024             --       584,024
  Compensation related to options granted
    to service providers                               --             --     15,873,048            --             --    15,873,048
  Net loss                                             --             --             --            --    (18,839,795)  (18,839,795)
                                              -----------    -----------    -----------   -----------    -----------   -----------

Balance as of March 31, 2005 (audited)         20,867,808          1,044     25,100,625    (5,394,735)   (19,002,482)      704,452
                                              -----------    -----------    -----------   -----------    -----------   -----------

The accompanying notes are an integral part of the consolidated financial statements.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

--------------------------------------------------------------------------------
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
In U.S. dollars (except share data)

                                                                                                        Deficit
                                                                                                      accumulated       Total
                                                  Common stock            Additional    Deferred      during the    stockholders'
                                            -------------------------       paid-in    stock-based    development      equity
                                               Number        Amount         capital    compensation      stage       (deficiency)
                                            -----------    -----------    -----------   -----------    -----------   -----------
Balance as of March 31, 2005 (audited)      20,867,808         1,044      25,100,625     (5,394,735)   (19,002,482)       704,452
  Stock issued on May 12, 2005 for
    private placement at $ 0.8 per share
    (Note 5c(3))                               186,875             9         149,491             --             --        149,500
  Deferred stock-based compensation
    related to options granted to
    employees                                       --            --      (1,543,059)     1,543,059             --             --
  Deferred stock-based compensation
      related
    to shares granted to directors             200,000            10         307,990       (308,000)            --             --
  Amortization of deferred stock-based
    compensation related to options and
    shares granted to employees and
    directors                                       --            --              --        215,954             --        215,954
  Stock-based compensation related to
    options and shares granted to
    service providers                          500,000            25         101,476             --             --        101,501
  Net loss                                          --            --              --             --       (739,788)      (739,788)
                                           -----------   -----------     -----------    -----------    -----------    -----------

Balance as of June 30, 2005 (unaudited)     21,754,683         1,088      24,116,523     (3,943,722)   (19,742,270)       431,619
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

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. dollars

                                                                                                 Period from
                                                                                                September 22,
                                                                        Three months ended     2000 (inception
                                                                            June 30,            date) through
                                                                    -------------------------      June 30,
                                                                     2005             2004           2005
                                                                    -----------    -----------   -----------
                                                                                    Unaudited
                                                                    ----------------------------------------
Cash flows from operating activities:
  Net loss                                                             (739,788)            --   (19,742,270)
  Less - loss for the period from discontinued operations                    --             --       163,971
  Adjustments to reconcile net loss to net cash provided by (used
     in) operating activities:
    Depreciation                                                          5,374             --         5,619
    Expenses related to shares and options granted to service
       providers                                                        101,501             --    17,583,149
    Amortization of deferred stock-based compensation related to
       options granted to employees                                     215,954             --       799,978
    Increase in accounts receivable and prepaid expenses                (28,893)            --      (111,715)
    Increase in trade payables                                          173,767             --       211,617
    Increase in other accounts payable and accrued expenses              85,148             --       211,230
                                                                    -----------    -----------   -----------

Net cash used in continuing operating activities                       (186,937)            --      (878,421)
Net cash provided by (used in) discontinued operating activities             --          9,698       (22,766)
                                                                    -----------    -----------   -----------

Total net cash provided by (used in) operating activities              (186,937)         9,698      (901,187)
                                                                    -----------    -----------   -----------

Cash flows from investing activities:
  Purchase of property and equipment                                   (185,156)            --      (413,716)
  Restricted cash                                                         1,619             --       (29,515)
  Investment in lease deposit                                                --             --        (4,590)
                                                                    -----------    -----------   -----------

Net cash used in continuing investing activities                       (183,537)            --      (447,821)
Net cash used in discontinued investing activities                           --             --       (16,000)
                                                                    -----------    -----------   -----------

Total net cash used in investing activities                            (183,537)            --      (463,821)
                                                                    -----------    -----------   -----------

Cash flows from financing activities:

Proceeds from issuance of Common stock and warrants, net                149,500             --     1,627,812
                                                                    -----------    -----------   -----------

Net cash provided by continuing financing activities                    149,500             --     1,627,812
Net cash provided by discontinued financing activities                       --         53,515        42,741
                                                                    -----------    -----------   -----------

Total net cash provided by financing activities                         149,500         53,515     1,670,553
                                                                    -----------    -----------   -----------

Increase (decrease) in cash and cash equivalents                       (220,974)        63,213       305,545
Cash and cash equivalents at the beginning of the period                526,519          4,604            --
                                                                    -----------    -----------   -----------

Cash and cash equivalents at end of the period                          305,545         67,817       305,545
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

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except share data)

NOTE 1:- GENERAL

      a. Brainstorm Cell Therapeutics Inc. (formerly: Golden Hand Resources Inc.) ("the Company") was incorporated in the State of Washington on September 22, 2000.

      b. On May 21, 2004, the former major shareholders of the Company entered into a purchase agreement with a group of private investors, who purchased from the former major shareholders 6,880,000 shares of the then issued and outstanding 10,238,000 shares of the Company's Common stock.

      c. On July 31, 2003, the Company acquired an option to purchase the Dalhousie Mineral Claim, situated in Canada. The purchase price was $ 10,000 and was made by way of a promissory note. On October 6, 2003, the Company issued 100,000 shares to the vendor pursuant to the agreement.

      d. The Company acquired the right to market and sell a digital data recorder product line in certain States in the U.S. The license was acquired on September 22, 2000 and had a four-year term. Under the terms of the license agreement, the Company purchased products and resold them.

            On May 4, 2004, the Company amended the license agreement to a worldwide non-exclusive license. Due to the non-exclusivity of the license, the Company could not determine whether the license would generate any future sales. As a result, in the first quarter of 2004, the Company recognized impairment in the value of the license, which has been charged to the statement of operations. Since the end of the first quarter of 2004, the Company has not engaged in any activities related to the sale of the digital data recorder product.

      e. On July 8, 2004, the Company entered into a licensing agreement with Ramot of Tel Aviv University Ltd. ("Ramot"), an Israeli corporation, to acquire certain stem cell technology (see Note 3). Subsequent to this agreement, the Company decided to change its line of business and to focus on the development of novel cell therapies for neurodegenerative diseases, particularly, Parkinson's disease, based on the acquired technology and research to be conducted and funded by the Company.

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

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except share data)

NOTE 1:- GENERAL (Cont.)

      f. On October 25, 2004, the Company formed a wholly-owned subsidiary in Israel, Brainstorm Cell Therapeutics Ltd. ("BCT"). On March 14, 2005, the Company signed an agreement with its subsidiary effective as of November, 2004, according to which the subsidiary will provide research, development and other services to the Company. In return, the subsidiary will be entitled to receive reimbursement of expenses incurred by it in the process of performing the research and development services plus 10% of such reimbursement amounts.

      g. As of June 30, 2005, the Company had an accumulated deficit of $ 19,742,270 and incurred negative cash flows from operating activities in the amount of $ 186,937 for the three months ended June 30, 2005. In addition, the Company has not generated any revenues yet.

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

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

      a. The significant accounting policies applied in the consolidated financial statements as of June 30, 2005, are consistent with those applied in the consolidated financial statements as of March 31, 2005.

            These financial statements should be read in conjunction with the audited annual financial statements of the Company as of March 31, 2005 and their accompanying notes.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except share data)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

      b.    Accounting for share-based compensation:

            The  Company  has  elected  to follow  Accounting  Principles  Board
            Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB-25"), and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") in accounting for its employee stock options. Under APB-25, when the exercise price of the Company's stock options is less than the market price of the underlying stocks on the date of grant, compensation expense is recognized over the option's vesting period.

            Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standard No. 123, and has been determined assuming the Company had accounted for its employee stock options under the fair value method prescribed by that Statement. The fair value for these options was estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions for grants during the year ended March 31, 2005: weighted average volatility of 109%, risk-free interest rate of 4.51%, dividend yield of 0% and an expected life of five years.

            For purposes of pro forma disclosures, the estimated fair value of the options is amortized as an expense over the option's vesting period. The Company's pro forma information is as follows:

                                                                              Year ended June 30,
                                                                            ----------------------
                                                                             2005          2004
                                                                            ---------    ---------
                                                                                   Unaudited
                                                                            ----------------------

            Net loss as reported                                            $ 739,788    $  20,866

            Deduct: share-based employee compensation expense included in
              reported net loss in accordance with APB-25                    (206,543)          --
            Add: stock-based employee compensation expense determined
              under fair value method                                         249,373           --
                                                                            ---------    ---------

            Pro forma net loss                                              $ 782,618    $  20,866
                                                                            =========    =========

            Pro forma net loss per share (basic)                            $    0.04    $      --
                                                                            =========    =========

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

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except share data)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

            SFAS 123 and EITF 96-18 require the use of an option valuation model to measure the fair value of the options at the grant date.

      c.    Interim financial statements:

            The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its fully owned subsidiary as of June 30, 2005 and for the three months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006.

NOTE 3:- RESEARCH AND LICENSE AGREEMENT

            On July 8, 2004, the Company entered into a research and license agreement ("the agreement") with Ramot, the technology transfer company of Tel Aviv University Ltd. The license agreement grants the Company an exclusive, worldwide, royalty-bearing license to develop, use and sell certain stem cell technology. In consideration of the license, the Company was required to remit an upfront license fee payment of $ 100,000; royalties at a rate of 5% of all net sales of products and 30% of all sublicense receipts. In addition, the Company granted Ramot and certain of its designees fully vested warrants to purchase 10,606,415 shares of its Common stock at an exercise price of $ 0.01 per share. The Company will also fund, through Ramot, further research in consideration of $ 570,000 per year for an initial two-year period and for a further two-year period if certain research milestones are met. Ramot may terminate the agreement if the Company fails to reach certain development milestones or materially breaches the agreement.

            The warrants issued pursuant to the agreement were issued to Ramot and its designees effective as of November 4, 2004. Each of the warrants is exercisable for a five-year period beginning on November 4, 2005. Ramot and its designees were granted certain registration rights.

            Ramot has instructed the Company that the warrants will be issued as follows: Ramot shall be issued 60% of the warrants, the two consultants (or trustees for their benefits) shall each be issued, in addition to the consultants' warrants described in Note 4, 16% of the Ramot warrants, and Mr. Yosef Levy (a member of the research team) shall be issued 8% of the Ramot warrants.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except share data)

NOTE 3:- RESEARCH AND LICENSE AGREEMENT (Cont.)

      On March 21, 2005, the Company entered into lock up agreements with Ramot with respect to warrants held by it .Under the lock-up agreements, Ramot may not transfer its securities to anyone other than permitted transferees without the prior consent of the Company's Board of Directors, for the period of time as follows: (i) eighty-five percent (85%) of the securities shall be restricted from transfer for the twenty-four-month period following July 8, 2004 and (ii) fifteen percent (15%) of the securities shall be restricted from transfer for the twelve-month period following July 8, 2004.

NOTE 4:- CONSULTING AGREEMENTS

      On July 8, 2004, the Company entered into two consulting agreements with Prof. Eldad Melamed and Dr. Daniel Offen (together "the Consultants"), upon which the Consultants shall provide the Company scientific and medical consulting services in consideration for a monthly payment of $ 6,000 each. In addition, the Company granted each of the Consultants a fully vested warrant to purchase 1,097,215 shares of the Company's Common stock, at an exercise price of $ 0.01 per share. The warrants issued pursuant to the agreement were issued to the Consultants effective as of November 4, 2004. Each of the warrants is exercisable for a five-year period beginning on November 4, 2005.

      On March 21, 2005, the Company entered into lock up agreements with the Consultants with respect to warrants held by them .Under the lock-up agreements, the Consultants may not transfer their securities to anyone other than permitted transferees without the prior consent of the Company's Board of Directors, for the period of time as follows: (i) eighty-five percent (85%) of the securities shall be restricted from transfer for the twenty-four-month period following July 8, 2004 and (ii) fifteen percent (15%) of the securities shall be restricted from transfer for the twelve-month period following July 8, 2004.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars  (except share data)

NOTE 5:- STOCK CAPITAL

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

      b. The former president of the Company donated services valued at $ 6,000 and rent valued at $ 1,500 for the six months ended September 30, 2004. These amounts were charged to the statement of operations as part of discontinued operations and classified as additional paid-in capital in the stockholders' equity.

      c.    Issuance of shares, warrants and options:

            Private placements

            1. On June 24, 2004, the Company issued to investors 8,510,000 Common shares for total proceeds of $ 60,175 (net of $ 25,000 issuance expenses).

            2. On February 23, 2005, the Company completed a private placement round for the sale of 1,894,808 units for total proceeds of $ 1,418,137. Each unit consists of one share of Common stock, a one-year warrant to purchase one share of Common stock at $ 1.50 per share and a three-year warrant to purchase one share of Common stock at $ 2.50 per share. This private placement was consummated in four tranches which closed in October 2004, November 2004 and February 2005.

            3. On May 12, 2005, the Company issued to a certain investor 186,875 shares of its Common stock for total proceeds of $ 149,500 at a price per share of $ 0.8.

            4. On March 21, 2005, the Company entered into lock up agreements with its 29 shareholders with respect to 15,290,000 shares held by them .Under these lock-up agreements, these security holders may not transfer their shares to anyone other than permitted transferees without the prior consent of the Company' Board of Directors, for the period of time as follows: (i) eighty-five percent (85%) of the securities shall be restricted from transfer for the twenty-four-month period following July 8, 2004 and (ii) fifteen percent (15%) of the securities shall be restricted from transfer for the twelve-month period following July 8, 2004.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars  (except share data)

NOTE 5:- STOCK CAPITAL (Cont.)

            Shares and warrants to service providers

            5. On June 1 and June 4, 2004, the Company issued 40,000 and 150,000 Common shares for 12 months filing services and legal and due-diligence services with respect to private placement, respectively. Compensation expenses related to filing services, totaling $ 26,400, are amortized over a period of 12 months. Compensation related to legal services, totaling $ 105,000, was recorded as equity issuance cost and did not effect the statement of operations.

            6. On August 10, 2004, the Company issued 1,800,000 shares to two consultants for past and future consulting services. The compensation is deemed earned upon the issuance of the shares. As a result, compensation expenses, totaling $ 1,530,000, were charged to the statement of operations for the year ended March 31, 2005.

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

            10. On February 10, 2005, the Company signed an agreement with one of its service providers according to which the Company shall issue to the service provider 100,000 shares of restricted stock at a purchase price of $ 0.00005 under the U.S Stock Option and Incentive Plan of the Company. The restricted shares will be subject to the Company's right to repurchase them within one year of the grant date as follows: (i) in the event that the service provider breaches his obligations under the agreement, the Company shall have the right to repurchase the restricted shares at a purchase price equal to par value; and (ii) in the event that the service provider has not breached his obligations under the agreement, the Company shall have the right to repurchase the restricted shares at a purchase price equal to the then fair market value of the restricted shares. The restricted shares were issued in June 2005.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars  (except share data)

NOTE 5:- STOCK CAPITAL (Cont.)

            11. In March and April 2005, the Company signed an agreement with four members of its Scientific Advisory Board according to which the Company shall issue to the members of the Scientific Advisory Board 400,000 share of restricted stock at a purchase price of $ 0.00005 under the U.S Stock Option and Incentive Plan (100,000 each). The restricted shares are subject to the Company's right to repurchase them if the grantees cease to be members of the Company's Advisory Board for any reason. The restrictions of the shares shall lapse in three annual and equal portions commencing the grant date. The restricted shares were issued in June 2005.

            12. On June 6, 2005, the Company granted the constructor of its facility options to purchase 30,000 of the Company's Common stock at an exercise price of $ 0.75 per share as part of the agreement signed on March 23, 2005.

            13. On May 16, 2005, the Company issued to a financial consultant warrants to purchase 47,500 shares of the Company's Common stock, at an exercise price of $ 1.62 per share. The warrants are exercisable immediately over a term of five years.

                  Options and shares to employees and to directors

            14. On March 28, 2005, the Company's shareholders approved the 2004 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel), the 2005 U.S. Stock Option and Incentive Plan, and the reservation of 9,143,462 shares of Common stock for issuance in aggregate under these stock option plans.

                  Unless sooner terminated, the options shall terminate ten (10) years from the date of grant.

                  As of June 30, 2005, 3,916,952 warrants were issued under the plans (3,339,452 to employees and directors and 500,000 to service providers, see 10 and 11 above) leaving 5,226,510 shares available for future grants.

            15. On May 27, 2005, the Company granted two of its directors 200,000 restricted shares (100,000 each). The restricted shares are subject to the Company's right to repurchase them at a purchase price of par value ($ 0.00005). The restrictions of the shares shall lapse in three annual and equal portions commencing the grant date.

            16. On May 27, 2005, the Company granted one of its directors an option to purchase 100,000 shares of its Common stock, at an exercise price of $ 0.75. The options shall vest in three annual and equal portions commencing the grant date.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars  (except share data)

NOTE 6:- SUBSEQUENT EVENT

      On July 27, 2005, the Company issued to certain investors 165,000 shares of its Common stock, for total proceeds of $ 99,000.

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

Overview

Since July 8, 2004, the Company's business has focused on development of adult stem cell therapies for treatment of neurodegenerative diseases. The Company's business activities are based on technology, know-how and patent applications exclusively licensed world-wide from Ramot at Tel Aviv University Ltd. ("Ramot"). Under the terms of the Research and License Agreement with Ramot (which are described in more detail below), Ramot granted to us an exclusive license to (a) certain stem cell technology developed at the Felsenstein Medical Research Center of Tel Aviv University and related patent applications, and (b) the results of further research to be performed at Tel Aviv University relating to this technology under the supervision of Professor Eldad Melamed and Dr. Daniel Offen, the lead inventors.

Stem Cell Therapy

Our activities are within the overall stem cell therapy field. Stem cells are non-specialized cells with a potential for both self-renewal and differentiation into cell types with a specialized function, such as muscle, blood or brain cells. The cells have the ability to undergo asymmetric division such that one of the two daughter cells retains the properties of the stem cell, while the other begins to differentiate into a more specialized cell type. Stem cells are therefore central to normal human growth and development, and also are a potential source of new cells for the regeneration of diseased and damaged tissue. Stem cell therapy aims to restore diseased tissue function by the replacement and/or addition of healthy cells by stem cell transplants.

Currently, two principal platforms for cell therapy products are being explored: embryonic stem cells (ESC), isolated from the inner mass of a few days old embryo, and adult stem cells, sourced from bone arrow, cord blood and various organs. Although embryonic stem cells are the easiest to grow and differentiate, their use in human therapy is limited by safety concerns associated with their tendency to develop Teratomas (a form of tumor) and their potential to elicit an immune reaction. In addition, ESC have generated much political and ethical debate due to their origin in early human embryos.

Cell therapy using adult stem cells does not suffer from the same concerns. Bone marrow is the tissue where differentiation of stem cells into blood cells (haematopoiesis) occurs. In addition, it harbors stem cells capable of differentiation into mesenchymal (muscle, bone, fat and other) tissues. Such mesenchymal stem cells have also been shown capable of differentiating into nerve, skin and other cells. In fact, bone marrow transplants have been safely and successfully performed for many years, primarily for treating leukemia, immune deficiency diseases, severe blood cell diseases, lymphoma and multiple myeloma. Moreover, bone marrow may be obtained through a simple procedure of aspiration, from the patient himself, enabling autologous cell therapy, thus obviating the need for donor matching, circumventing immune rejection and other immunological mismatch risks, as well as avoiding the need for immunosuppressive therapy. Thus, we believe bone marrow, in particular autologous bone marrow, capable of in vitro growth and multipotential differentiation, presents a preferable source of therapeutic stem cells.

Parkinson's Disease (PD)

PD is a chronic, progressive disorder, affecting certain nerve cells, which reside in the Substantia Nigra of the brain and which produce dopamine, a neurotransmitter that directs and controls movement. In PD, these dopamine-producing nerve cells break down, causing dopamine levels to drop below the threshold levels and resulting in brain signals directing movement to become abnormal. The cause of the disease is unknown.

Over four million people suffer from PD in the western world, of whom about 1.5 million are in the United States. In over 85% of cases, PD occurs in people over the age of 65. Thus, prevalence is increasing in line with the general aging of the population. We believe the markets for pharmaceutical treatments for PD have a combined value of approximately $4 billion per year. However, these costs are dwarfed when compared to the total economic burden of the disease which has been estimated by the National Institute of Neurological Disease (NINDS) to exceed an annual $26 billion in the U.S alone, including costs of medical treatment, caring, facilities and other services, as well as loss of productivity of both patients and caregivers.

Description

The classic symptoms of PD are shaking (tremor), stiff muscles (rigidity) and slow movement (bradykinesia). A person with fully developed PD may also have a stooped posture, a blank stare or fixed facial expression, speech problems and difficulties with balance or walking. Although highly debilitating, the disease is not life threatening and an average patient's life span is about 15 years.

Current Treatments

Current drug therapy for PD comprises dopamine replacement, either directly (levodopa), with dopamine mimetics or by inhibition of its breakdown. Thus, the current drugs focus on treating the symptoms of the disease and do not presume to provide a cure.

Levodopa, which remains the standard and most potent PD medication available, has a propensity to cause serious motor response complications with long-term use. Moreover, effective drug dosage often requires gradual increase, leading to more adverse side effects and eventual `resistance' to their therapeutic action. This greatly limits patient benefit. Therefore, physicians and researchers are continuously seeking levodopa-sparing strategies in patients with early-stage disease to delay the need for levodopa, as well as in patients with late stage disease who no longer respond to therapy.

Prescription drugs to treat PD currently generate sales of over $1 billion a year in the U.S and the market is expected to grow to approximately $2.3 billion by 2010, driven by the increase in size of the elderly population and the introduction of new PD therapies that carry a higher price tag than the generic levodopa.

There is a greatly unsatisfied need for novel approaches towards management of PD. These include development of neurotrophic agents for neuroprotection and/or neurorestoration, controlling levodopa-induced adverse side effects, developing compounds targeting nondopaminergic systems (e.g., glutamate antagonists) controlling the motor dysfunction such as gait, freezing, and postural imbalance, treating and delaying the onset of disease-related dementia and providing simplified dosing regimens.

In addition to the symptomatic drug development approaches, there is an intense effort to develop cell and gene therapeutic "curative" approaches to restore the neural function in patients with PD, by (i) replacing the dysfunctional cells with dopamine producing cell transplant, or by (ii) providing growth factors and proteins, such as glial derived neurotrophic factor (GDNF), that can maintain or preserve the patient's remaining dopaminergic cells, protecting them from further degeneration. Preclinical evaluation of cell therapeutic approaches based on transplantation of dopaminergic neurons differentiated in vitro from ESC, have been successful in ameliorating the parkinsonian behavior of animal models, as has direct gene therapy with vectors harboring the GDNF gene. However these approaches are limited, in the first case, by the safety and ethical considerations associated with use of ESC, and in the second case, by the safety risks inherent to gene therapy.

In fact, PD is the first neurodegenerative disease for which cell transplantation has been attempted in humans, first with adrenal medullary cells and, later, with tissue grafts from fetal brain. About 300 such fetal transplants have already been performed and some benefit has been observed, mainly in younger patients. However, this approach is not only impractical but greatly limited by the ethical issues influencing the availability of human fetuses.

The above considerations have led to intensive efforts to define and develop appropriate cells from adult stem cells.

Our approach

We intend to focus our efforts to develop cell therapeutic treatments for PD based on the expansion of human mesenchymal stem cells from adult bone marrow and their differentiation into neuron like cells, such as neurons that produce dopamine and astrocytes (glial cells) that produce GDNF. Our aim is to provide neural stem cell transplants that (i) "replace" damaged dopaminergic nerve cells and diseased tissue by augmentation with healthy dopamine producing cells; and that (ii) maintain and preserve the remaining dopaminergic cells in the patient's brain, protecting them from further degeneration.

The research team led by Prof. Melamed and Dr. Offen has achieved expansion of human bone marrow mesenchymal stem cells and their differentiation into both two types of brain cells, neurons and astrocytes, each having therapeutic potential, as follows:

o NurOwnTM program 1 - human bone marrow derived dopamine producing neural cells for restorative treatment in Parkinson's disease. Human bone marrow mesenchymal stem cells were isolated and expanded. Subsequent differentiation of the cell cultures in a proprietary differentiation medium generated cells with neuronal-like morphology and showing protein markers specific to neuronal cells. Moreover, the in vitro differentiated cells were shown to express enzymes and proteins required for dopamine metabolism, particularly the enzyme tyrosine hydroxylase. Most importantly, the cells produce and release dopamine in vitro. Further research consisting of implanting these cells in an animal model of Parkinson's disease (6-OHDA induced lesions), showed the differentiated cells exhibit long term engraftment, survival and function in vivo. Most importantly, such implantation resulted in marked attenuation of their symptoms, essentially reversing their Parkinsonian movements.

o NurOwnTM program 2 - human bone marrow derived GDNF producing astrocyte for treatment of Parkinson's disease, ALS and spinal cord injury. In vitro differentiation of the expanded human bone marrow derived mesenchymal stem cells in a special proprietary medium, generated cells with astrocyte-like morphology that expressed astrocyte specific markers. Moreover, the in vitro differentiated cells were shown to express and secrete GDNF into the growth medium. GDNF is a protein, previously been shown to protect and preserve neurons in various models of neurodegenrative diseases. We intend to study the therapeutic potential of such GDNF producing cells in animal models of PD and ALS is underway.

We intend to optimize the proprietary processes for transformation of human bone marrow expanded mesenchymal stem cells into differentiated cells that produce dopamine and/or GDNF for implantation to PD patients. The optimization and process development will be conducted in an effort to adhere strictly to FDA guidelines for Good Tissue Practice (GTP) and Good Manufacturing Practice (GMP). Once the optimization process is complete, we intend to evaluate the safety and efficacy of each of our cell transplants in animal models, separately and in combination, according to regulatory guidelines in rodents as well as in non-human primates. Based on our results in animals we intend to produce the differentiated cell products for conducting clinical trials to assess safety and efficacy of the cell therapies in Parkinson's patients. In an attempt to increase patient safety and minimize any chance of rejection or immune reaction, we intend to develop the NurOwnTM products as an autologous cell therapeutic modality, comprising extracted bone marrow, processed into the appropriate neuronal cells and re-implanted into the patient's brain.

We believe that the therapeutic modality will comprise the following: o bone marrow aspiration from patient;

o     isolating and expanding the mesenchymal stem cells;

o Differentiating the expanded stem cells into neuronal-like dopamine producing cells and/or astrocytes-like GDNF producing cells; and

o implantation of the differentiated cells into patient from whom the bone marrow was extracted

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

Intellectual Property

o     The  NurOwnTM   technology  for   differentiation  of  dopamine  producing
      neuron-like   cells  is   covered  by  PCT   patent   application   number
      PCT/IL03/00972 filed in November 17, 2003.

o A provisional patent application 60/690,879 was filed for the NurOwnTM technology for differentiation of GDNF producing cells on June 16, 2005.

o     The Company has filed for a trademark on NurOwnTM.

The patent applications, as well as relevant know-how and research results are licensed from Ramot. BrainStorm intends to work with Ramot to protect and enhance its intellectual property rights by filing continuations and new patent applications on any improvements to NurOwnTM and any new discoveries arising in the course of research and development.

Research and License Agreement with Ramot

On July 8, 2004, we entered into our Research and License Agreement (the "Ramot Agreement") with Ramot, the technology licensing company of Tel Aviv University. Under the terms of the Ramot Agreement, Ramot granted to us an exclusive license to (a) the know how and patent applications on the above mentioned stem cell technology developed by the team led by Prof. Melamed and Dr. Offen, and (b) the results of further research to be performed by the same team on the development of the stem cell technology. We agreed to fund further research relating to the licensed technology in an amount of $570,000 per year for an initial period of two years, and for an additional two-year period if certain research milestones are met.

In consideration for the license, we agreed to pay Ramot:

o     an up front license fee payment of $100,000;

o an amount equal to 5% of all Net Sales of Products as those terms are defined in the Research and License Agreement ; and

o an amount equal to all 30% of all Sublicense Receipts as such term is defined in the Research and License Agreement.

In addition, we issued to Ramot and its designees, warrants to purchase an aggregate of 10,606,415 shares of our common stock (29% of our issued and outstanding shares as of November 4, 2004). Simultaneously with the execution of the Ramot Agreement, we entered into individual consulting agreements with Prof. Melamed and Dr. Offen pursuant to which, all intellectual property developed by Prof. Melamed or Dr. Offen in the performance of services thereunder will be owned by Ramot and licensed to us under the Ramot Agreement. As of November 4, 2004, we implemented these consulting agreements, under which we pay each of Professor Melamed and Dr. Offen an annual consulting fee of $72,000, and we issued each of them warrants to purchase 1,097,215 shares of our common stock (3% of our issued and outstanding shares on the same terms as the warrants issued to Ramot). Each of the warrants is exercisable for a five-year period beginning on November 4, 2005.

In October 2004 we paid Ramot a total of $402,000 to cover the upfront license fee payment, the first installment of research funding and patent expenses reimbursement. Ramot has agreed to defer our second and third research funding payments for the sum of $142,500 each, which were originally due May 1, 2005 and August 1, 2005 until October 1, 2005. If we fail to make these payments by such time (for which we will need to consummate an additional financing), or to obtain an additional deferral from Ramot until we raise such capital, and Ramot elects to terminate our license, we would need to change our business strategy and we may be forced to cease operations.

Employees

As of June 30, 2005, we have three executive officers, Dr. Yaffa Beck, our President and CEO, Yoram Drucker, our Chief Operating Officer, and David Stolick, our Chief Financial Officer. We currently have four scientific and administrative employees and are in the process of recruiting additional employees. Assuming we consummate our intended financings, we expect to increase our staff significantly in the near future.

Facilities; Equipment

The address of our principal executive offices is 1350 Avenue of the Americas, New York, NY 10019, where in consideration for $350 per month we have a license to use office space and receive general office services until November 30, 2005 with a one-year renewal option.

On December 1, 2004 our Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the "Subsidiary"), entered into a lease agreement for the lease of premises in Petach Tikva, Israel, which include approximately 600 square meters of office and laboratory space. The term of the lease is 36 months, with two options to extend same - one for an additional 24 months (the "First Option"), and one for an additional 36 months (the "Second Option"). Rent is to be paid on a quarterly basis in the following amounts: (i) NIS 17,965 (approximately $US3,928) per month during the first 12 months of the lease, (ii) NIS 19,527 (approximately $US4,270) per month during the following 24 months of the lease, (iii) NIS 22,317 (approximately $US4,879) per month during the First Option period and
(iv) NIS 23,712 (approximately $US5,184) per month during the Second Option period.

We recently completed leasehold improvements of the Petach Tikva facility for which we paid the contractor approximately $368,000 and issued it fully-vested options to purchase 30,000 shares of our common stock at an exercise price of $0.75 per share. The lessor has reimbursed $82,000 in connection with these improvements. We relocated to the new facility in May 2005 and we currently intend to purchase certain additional laboratory equipment at an estimated cost of $102,000.

Plan of Operations

Assuming we can successfully consummate our contemplated financings, our primary objectives over the twelve months ending June 30, 2006 will be:

1. To define and optimize our NurOwnTM technology in human bone marrow cells, so as to enable future processing and manufacturing for clinical studies in accordance with FDA guidelines. We intend to perfect methods for the stem cell growth and differentiation in specialized growth medias, as well as methods for freezing, thawing, transporting and storing the expanded mesenchymal stem cells, as well as the differentiated cells.

2. To conduct further studies in animal models of Parkinson's disease (mice and rats) to evaluate the engraftment, survival and efficacy of our cell implants for our dopamine producing and/or GDNF cells, separately and in combination.

3. To develop analytical methodology and specifications to be used as release criteria in setting up a quality control system for the processing of our cells.

4.    To  conduct  feasibility  studies  in  non-primate  models of  Parkinson's
      disease   (MPTP  -  monkeys)  to  evaluate   engraftment,   survival   and
      functionality of our cell implants.

All of these activities will be coordinated with a view towards the execution of safety and efficacy evaluation studies of the dopamine- and/or GDNF- producing differentiated cell implants in MPTP - Parkinson's disease model monkeys, in preparation for IND submission for conducting clinical trials. We intend to crystallize our development plans with the assistance of our scientific advisory board members as well as to retain external regulatory consultants, expert in the FDA cell therapy regulation guidelines.

We also intend to continue our close cooperation and funding of the research programs conducted by the scientific team led by Prof. Melamed and Dr. Offen at the Tel Aviv University. These programs will focus on further understanding and optimization of the technology towards the generation of better processes for generation of dopaminergic and other neurons as well as oligodendrocytes, and, longer-term, to target additional neurodegenerative diseases, such Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig disease) and Multiple Sclerosis (MS).

In addition we intend to identify and evaluate in-licensing opportunities for development of innovative technologies utilizing cell and gene therapy for diabetes, cardiac disease and other indications

Cash requirements

At June 30, 2005, we had $451,519 in total current assets and $427,997 in total current liabilities and on July 31, 2005, we had approximately $180,000 in cash. On July 27, 2005, we raised an additional $99,000 through private placement of 165,000 shares of our common stock at $0.60 per share. We will need to raise additional funds through public or private debt or equity financings within the next two months to meet our anticipated expenses so that we can execute against our business plan. Although we have begun to seek such additional financings and have retained a financial advisor to assist us in our efforts, no definitive commitments to provide additional funds have been made by management, other shareholders or third parties. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds in a timely manner, we will be unable to execute our business plan and we may be forced to cease our operations.

In May 2005, we raised $149,500 through a private placement of our common stock at $0.80 per share. This followed a private placement in which we raised about $1.4 million that closed in three tranches in October and November 2004 and February 2005.

In late 2004 and early 2005 we began to increase our spending significantly in order to execute our development programs. In October 2004, we made a $402,000 payment to Ramot to cover the up-front license fee, reimbursement of certain patent expenses and initial research funding obligations under our agreement. We have also made capital expenditures in the approximate amount of $335,000 in order to build out our laboratory and office facilities to which we relocated in the end of May 2005.

We are obligated to pay Ramot $142,500 on a quarterly basis through April 2006, and, if certain research milestones are met, for an additional two-year period. Ramot has agreed to defer our second and third research funding payment for the sum of $142,500 each, which were originally due May 1, 2005 and August 1, 2005 until October 1, 2005. If we fail to make these payments by such time (for which we will need to consummate an additional financing), or to obtain an additional deferral from Ramot until we raise such capital, and Ramot elects to terminate our license, we would need to change our business strategy and we may be forced to cease operations. Our other material cash needs for the next 12 months will include, among others, employee salaries and benefits, facility lease, capital equipment expenses, legal and audit fees, patent prosecution fees, consulting fees, payments for outsourcing of certain animal experiments and possibly, upfront payments for in-licensing opportunities.

Research and Development

Our research and development efforts have focused on development of growth conditions and tools to evaluate the differentiation of bone marrow stem cells into neural-like cells, suitable for transplantation as a restorative therapy for neurodegenerative diseases.

For the twelve months ending June 30, 2006, we estimate that our research and development costs will be approximately $1,350,000. We intend to spend our research and development costs on development of our core NurOwn(TM) technology by developing the cell differentiation process according to FDA guidelines. We intend to continue to fund our collaborators at the university lab and in parallel, we have constructed and set up a facility, which includes laboratories for continued development of our proprietary processes. We also intend to extend our business to the development of novel adult stem cell and/or genetic therapy for diabetes and/or cardiac disease.

General and Administrative Expenses

For the twelve months ending June 30, 2006, we estimate that our general and administrative expenses will be approximately $1,000,000. These expenses will include among others salaries, legal and audit expenses, business development, investor and public relations and office maintenance.

We do not expect to generate any revenues in the twelve month period ending June 30, 2006.

In our management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to reach clinical trials for our NurOwn(TM) dopamine producing cell differentiation process as planned within two to three years:

o Raise equity or debt financing or a combination of equity and debt financing of at least $7,000,000

o Complete optimization of our NurOwn(TM) process for further evaluation in monkeys

o Conduct preclinical studies in rodents Parkinson's model to confirm safety and efficacy

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

IN ORDER TO EXECUTE OUR BUSINESS PLAN, WE WILL NEED TO RAISE ADDITIONAL CAPITAL IN THE NEXT TWO MONTHS. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, WE WILL NOT BE ABLE TO ACHIEVE OUR BUSINESS PLAN, WE MAY BE FORCED TO CEASE OUR OPERATIONS AND YOU COULD LOSE YOUR INVESTMENT.

We expect to incur substantial and increasing net losses for the foreseeable future as we increase our spending to execute our development programs. Our auditors have expressed that there is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funds through public or private debt or equity financings within the next two months to meet our anticipated expenses so that we can execute against our business plan.

As highlights of our cash position, recent financings and recent and planned expenditures:

      o At June 30, 2005, we had $451,519 in total current assets and $427,997 in total current liabilities and on July 31, 2005, we had approximately $ 180,000 in cash.

      o     In  October  and  November   2004  and  February   2005,  we  raised
            approximately $1.4 million in connection with several closings on a private placement.

      o On May 12, 2005 we raised an additional $149,500 through a private placement of our common stock at $0.80 per share and on July 27, 2005 we raised an additional $99,000 through a private placement of 165,000 shares of our common stock at $0.60 per share. .

      o In late 2004 and early 2005 we began to increase our spending significantly to execute our development programs.

      o In October 2004, we made a $402,000 payment to Ramot to cover the up-front license fee, reimbursement of certain patent expenses and initial research funding obligations under our agreement. We are obligated to pay Ramot $142,500 on a quarterly basis through April 2006, and, if certain research milestones are met, for an additional two-year period. Ramot has agreed to defer our second and third research funding payments for the sum of $142,500 each, which were originally due May 1, 2005 and August 1, 2005 until October 1, 2005.

      o We have also made capital expenditures in the approximate amount of $335,000 in order to build out our laboratory and office facilities to which we relocated in the end of May 2005.

      o Our other material cash needs for the next 12 months will include, among others, employee salaries and benefits, facility lease, capital equipment expenses, legal and audit fees, patent prosecution fees, and consulting fees.

      o For the twelve months ending June 30, 2006, we estimate that our research and development costs will be approximately $1,350,000 and our general and administrative expenses will be approximately $1,000,000.

Although we have begun to seek such additional financings and have retained a financial advisor to assist us in our efforts, no definitive commitments to provide additional funds have been made by management, other shareholders or third parties. When additional capital is needed, we may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds in a timely fashion, we will be unable to execute our business plan, we may be forced to cease our operations and you could lose your investment. If we raise additional funds through the issuance of equity, equity related or convertible debt securities, these securities may have rights, preferences or privileges (including registration rights) senior to those of the rights of our common stock and our stockholders will experience additional dilution. In the event of a bankruptcy in either case, shareholders could loose their entire investments as a result of the senior preferences or privileges.

OUR BUSINESS IN THE FORESEEABLE FUTURE WILL BE BASED ON TECHNOLOGY LICENSED FROM RAMOT AND IF THIS LICENSE WERE TO BE TERMINATED FOR ANY REASON, INCLUDING FAILURE TO PAY THE REQUIRED RESEARCH FUNDING OR ROYALTIES, WE WOULD NEED TO CHANGE OUR BUSINESS STRATEGY AND WE MAY BE FORCED TO CEASE OUR OPERATIONS.

Our Research and License Agreement with Ramot imposes on us development and commercialization obligations, milestone and royalty payment obligations and other obligations. In October 2004, we made payments to Ramot to cover the up-front license fee, reimbursement of certain patent expenses and initial research funding. Beginning May 1, 2005 we are obligated to pay Ramot $142,500 on a quarterly basis through April 2006, and, if certain research milestones are met, for an additional two-year period. If we fail to comply with these obligations to Ramot, Ramot may have the right to terminate the license. Ramot has agreed to defer our second and third research funding payments for the sum of $142,500 each, which were originally due May 1, 2005 and August 1, 2005 until October 1, 2005. If we fail to make these payments by such time (for which we will need to consummate an additional financing), or to obtain an additional deferral from Ramot until we raise such capital, and Ramot elects to terminate our license, we would need to change our business strategy and we may be forced to cease operations.

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

OUR COMPANY HAS A HISTORY OF LOSSES AND WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

We had no revenues for the fiscal years ended March 31, 2004 or March 31, 2005 or for any interim period since then. As a development stage company, we are at the earliest stages of executing against our business plan, our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. Most notably, we do not expect that any therapies resulting from our or our collaborators' research and development efforts will be commercially available for a significant number of years, if at all. We do also not expect to generate revenues from strategic partnerships or otherwise for at least the next 12 months, and likely longer. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have, an adverse impact on our working capital, total assets and stockholders' equity, and we may never achieve profitability.

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

WE MAY BE DEPENDENT UPON ANY COMPANY WITH WHICH WE ENTER INTO COLLABORATIONS TO CONDUCT CLINICAL TRIALS AND TO COMMERICALIZE OUR POTENTIAL PRODUCTS.

If we are ultimately successful in executing our strategy of securing collaborations with companies that would undertake advanced clinical development and commercialization of our products, we may not have day-to-day control over their activities. Any such collaborator may adhere to criteria for determining whether to proceed with clinical development program under circumstances where we might have continued such a program. Potential collaborators may have significant discretion in determining the efforts and amount of resources that they dedicate to our collaborations or may be unwilling or unable to fulfill its obligations to us, including its development and commercialization. Potential collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or other development of our products. They may also not properly maintain or defend our intellectual property rights or they may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability. Potential collaboration partners may have the right to terminate the collaboration on relatively short notice and if they do so or if they fail to perform or satisfy their obligations to us, the development or commercialization of products would be delayed and our ability to realize any potential milestone payments and royalty revenue would be adversely affected.

WE FACE SIGNIFICANT COMPETITION IN OUR EFFORTS TO DEVELOP CELL THERAPIES FOR PARKINSON'S DISEASE AND OTHER NEURODEGENERATIVE DISEASES.

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

YOUR PERCENTAGE OWNERSHIP WILL BE DILUTED BY OPTIONS, WARRANTS OR SHARES WE INTEND TO GRANT TO MANAGEMENT, EMPLOYEES, DIRECTORS AND CONSULTANTS.

In anticipation of hiring new management members and employees, recruiting new directors and retaining additional advisors and consultants, in November 2004 and February 2005, our Board of Directors approved our 2004 Global Share Option Plan and the 2005 U.S. Stock Option Plan and Incentive Plan (the "Global Plan" and "U.S. Plan" respectively and the "Plans" together), respectively, and further approved the reservation of 9,143,462 shares of the Company's common stock for issuance thereunder. The Company's shareholders approved the Plans and the shares reserved for issuance thereunder in a special meeting of shareholders that was held on March 28, 2005. We have made and intend to make further option and restricted stock grants under our stock option and incentive plans or otherwise issue warrants or shares of our common stock to such individuals. For example:

      o under our Global Plan, we have granted a total of 3,466,952 options with various exercise prices (a weighted average exercise price of $0.27) and expiration dates, to officers, services providers and employees;

      o under our U.S. Plan we have issued an additional 750,000 shares of restricted stock for grants to Scientific Advisory Board members, consultants and directors;

      o we have agreed to issue, in November 2006, to our President and CEO, Dr. Beck, an additional stock option grant to purchase the number of shares of our common stock that represents two percent (2%) of our issued and outstanding share capital as of that date at a price per share of $0.15 each, which additional options shall vest and become exercisable in thirty six equal monthly installments commencing as of such date.

Such issuances will, if and when made (and if options or warrants, subsequently exercised), dilute your percentage ownership in the company.

ACTUAL OR PERCEIVED SUBSTANTIAL SALES OF SHARES OF OUR COMMON STOCK THAT ARE CURRENTLY AND MAY IN THE FUTURE BE SUBJECT TO REGISTRATION RIGHTS OR THAT MAY BE SOLD PURSUANT TO EXEMPTIONS FROM REGISTRATION REQUIREMENTS COULD RESULT IN A SIGNIFICANT DECLINE IN OUR STOCK PRICE.

On July 8, 2005, lockup agreements that we had entered into with (a) 29 shareholders with respect to 15,290,000 shares of our common stock held by them, and (b) holders of warrants to purchase 12,800,844 shares of our common stock, expired with respect to fifteen percent (15%) of these securities (it remains in place with respect to the remaining eighty-five percent (85%) of the securities until July 8, 2006).

An additional 1,894,808 shares of our common stock were issued in private placements in late October and early November 2004 and in February 2005 (each share accompanied by a warrant to purchase one share of our common stock at an exercise price of $1.50 per share, which warrant is exercisable for a one-year period from the date of issuance, and (ii) a warrant to purchase one share of our common stock at an exercise price of $2.50 per share, which warrant is exercisable for a three-year period from the date of issuance. The shares of common stock will be eligible for sale in the public markets pursuant to Rule 144 later this year and in early 2006 and also have "piggy back" registration rights, subject to underwriter discretion, to be included by the Company in a registration statement filed with the Securities and Exchange Commission.

In May 2005, we issued 186,875 shares at $.80 per share pursuant to a private placement and in August 2005 we issued an additional 165,000 shares at $0.60 per share pursuant to a private placement. We are seeking additional financings and have retained a financial advisor to assist us in our efforts.

We also issued the following warrants effective the fourth quarter of 2004: (i) to Ramot and its designees, Dr. Daniel Offen, Professor Eldad Melamed and Mr. Yosef Levy, warrants to purchase, in the aggregate, 10,606,415 shares of our common stock at a purchase price of $.01 per share; (ii) to each of our consultants, Dr. Daniel Offen and Professor Eldad Melamed, warrants to purchase 1,097,215 shares of our common stock at a purchase price of $.01 per share. We have agreed to register the shares underlying these warrants (whether by demand, piggy back registration or otherwise) by no later than twenty-one (21) months from July 8, 2004 (the execution date of our License Agreement with Ramot) and agreed to maintain the effectiveness of a registration statement covering such shares until the earlier of (i) the time at which, in the opinion of counsel to the Company, all of the shares underlying the warrant then held by the Holder could be sold in any 90 day period pursuant to Rule 144 under the Securities Act or (ii) the expiration date of the warrant. These registration rights shall be set forth fully in a separate registration rights agreement to be entered into between us and the holders which agreement shall include customary provisions regarding, inter alia, deferrals, cutbacks, lockups and indemnification by the Company of the Holder. We also issued (i) a warrant in May 2005 to purchase 47,500 shares of our common stock as a retainer to the financial advisor, which warrant has certain piggy back registration rights and (ii) 50,000 shares of common stock to consultants in consideration for EDGAR filing services, which shares have certain piggy-back registration rights.

Finally, we expect to register the shares subject to our Global Plan and U.S. Plan pursuant to an S-8 registration statement, and have agreed to register the shares underlying Dr. Beck's, Mr. Drucker's and Mr. Stolick's options on an S-8 registration statement; provided that this obligation shall not take effect until the one year anniversary of the grant of the options.

When we register the shares or those underlying these convertible securities referred to above for which we have undertaken to register, they can be sold in the public market. In addition, the shares that we will not register will become eligible for sale into the public market subject to and in accordance with applicable SEC rules and regulations, which provide exemptions from registration requirements. As these registrations are effected or restrictions on resale end, if any of the holders of these shares or convertible securities, or any other of our existing stockholders, sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of the Quarterly Report for the period ended June 30, 2005, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 3a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to provide reasonable assurances that information required to be disclosed by a company in the report that it files under the Exchange Act is recorded, processed summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely providing alerts to material information relating to the company required to be included in the company's period SEC filings.

(b) Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 27, 2005 we raised $99,000 through a private placement of 165,000 shares of our common stock at $0.60 per share, which shares were issued under Regulation D promulgated under the Securities Act.

On June 7, 2005, we issued 100,000 restricted shares to each of the four members of our Scientific Advisory Board, which restricted shares are subject to the terms and conditions of our 2005 U.S. Stock Option Plan and Incentive Plan and the Restricted Stock Award Agreement between the Company and each of the members, providing for the Company's right to repurchase them at a purchase price of par value ($0.00005), which repurchase right expires in three (3) equal annual installments beginning on April 2006.

On July 7, 2005, in consideration for EDGAR filing services, we issued to certain consultants 50,000 shares of our common stock, which shares have certain piggy-back registration rights.

On June 6, 2005, as partial consideration for certain leasehold improvements at out subsidiary's Petach Tikva facility, we issued to the contractor a fully-vested option to purchase 30,000 shares of our common stock at an exercise price of $0.75 per share, which option is subject to the terms and conditions of our Global Plan and the Israeli Appendix thereto.

On May 12, 2005 we raised $149,500 through a private placement of 186,875 shares of our common stock at $0.80 per share, which shares were issued under Regulation S promulgated under the Securities Act.

On May 16, 2005, in consideration for certain financial services, we issued to a financial advisor a fully exercisable warrant to purchase 47,500 shares of our common stock at an exercise price of $1.62, which warrant has a term of five (5) years and has certain piggy-back registration rights.

On May 27, 2005, pursuant to the new compensation scheme for non-employee directors, (i) two of our non-employee directors were granted 100,000 restricted shares, which are subject to the terms and conditions of our Incentive Plan and to the Restricted Stock Award Agreement between the Company and the director, providing for the Company's right to repurchase them at a purchase price of par value ($0.00005), which repurchase right expires in three (3) equal annual installments beginning on May 27, 2006 and (ii) one of our non-employee directors was granted an option to purchase 100,000 shares of our common stock at an exercise price of $0.75, which option is subject to the terms and conditions of our Global Plan and the Israeli Appendix thereto and shall vest in three (3) equal annual installments beginning on May 27, 2006.

None of these transactions involved any underwriters, underwriting discounts or commissions and we believe that such transactions were exempt from the registration requirements of the Securities Act of 1933.

ITEM 6. EXHIBITS

10.18 Form of Restricted Stock Award Agreement with C. Warren Olanow, Ole Isacson, Andres Lozano, and Jeffery H. Kordower dated March and April 2005.

10.19 Warrant to purchase 47,500 shares issued to Trout Capital LLC dated May 16, 2005.

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

                                       BRAINSTORM CELL THERAPEUTICS INC.

Dated: August 10, 2005
                                       By: /s/ Yaffa Beck
                                       -----------------------------------------
                                       Name: Yaffa Beck
                                       Title: President & CEO, Director
                                              Principal Executive Officer