Form 10QSB
period 2005-09-30
BRAINSTORM CELL THERAPEUTICS INC
filed 2005-11-21
CIK 1137883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Yes |X| No |_|

The number of shares outstanding of the Issuer's common stock, $0.00005 par value, as of September 30, 2005 was 21,969,683.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                     (FORMERLY: GOLDEN HAND RESOURCES INC.)


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                            AS OF SEPTEMBER 30, 2005


                                 IN U.S. DOLLARS


                                    UNAUDITED

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (FORMERLY: GOLDEN HAND RESOURCES INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT SHARE DATA)


                                                                                        SEPTEMBER 30,     MARCH 31,
                                                                                            2005             2005
                                                                                        -------------   -------------
                                                                                          UNAUDITED        AUDITED
                                                                                        -------------   -------------
  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                   300,972         526,519
  Restricted cash                                                                              29,609          31,134
  Accounts receivable and prepaid expenses                                                     47,126          87,566
                                                                                        -------------   -------------
Total current assets                                                                          377,707         645,219
                                                                                        -------------   -------------
SEVERANCE PAY FUND                                                                             17,076           5,871
                                                                                        -------------   -------------
PROPERTY AND EQUIPMENT, NET                                                                   433,105         228,315
                                                                                        -------------   -------------
Total assets                                                                                  827,888         879,405
                                                                                        =============   =============


  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                                              265,167          37,850
  Other accounts payable and accrued expenses                                                 320,924         131,232
                                                                                        -------------   -------------
Total current liabilities                                                                     586,091         169,082
                                                                                        -------------   -------------
ACCRUED SEVERANCE PAY                                                                          17,076           5,871
                                                                                        -------------   -------------
Total liabilities                                                                             603,167         174,953
                                                                                        -------------   -------------

STOCKHOLDERS' EQUITY:
  Share capital:
    Common stock of $ 0.00005 par value - Authorized: 200,000,000 shares at
      September 30, 2005 and at March 31, 2005; Issued and outstanding: 21,969,683
      and 20,867,808 at September 30, 2005 and at March 31, 2005 respectively (Note 5)          1,099           1,044
    Preferred stock of $ 0.00005 par value - Authorized: 40,000,000 shares at
      September 30, 2005 and at March 31, 2005; none issued                                      --              --
  Additional paid-in capital                                                               24,347,757      25,100,625
  Receipts on account of shares                                                               225,000            --
  Deferred stock-based compensation                                                        (3,568,740)     (5,394,735)
  Deficit accumulated during the development stage                                        (20,780,395)    (19,002,482)
                                                                                        -------------   -------------
Total stockholders' equity                                                                    224,721         704,452
                                                                                        -------------   -------------
Total liabilities and stockholders' equity                                                    827,888         879,405
                                                                                        =============   =============


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


                                                                                                     PERIOD FROM
                                                                                                    SEPTEMBER 22,
                                              THREE MONTHS ENDED           SIX MONTHS ENDED        2000 (INCEPTION
                                                  SEPTEMBER 30,              SEPTEMBER 30,         DATE) THROUGH
                                           -------------------------   -------------------------   SEPTEMBER 30,
                                               2005          2004          2005          2004          2005
                                           -----------   -----------   -----------   -----------   ---------------
                                                                                 UNAUDITED
                                           -----------------------------------------------------------------------
Operating expenses:
   Research and development                    311,295          --         491,932          --             963,974
   Research and development expenses
     related to shares ,warrants and
     options granted to employees and
     service providers                          13,056          --          22,911          --          15,901,362
   General and administrative                  236,825        21,084       471,533        21,084           736,664
   General and administrative expenses
     related to shares ,warrants and
     options granted to employees and
     service providers                         467,771     1,553,550       775,371     1,553,550         2,986,793
                                           -----------   -----------   -----------   -----------   ---------------


 Total operating expenses                    1,028,947     1,574,634     1,761,747     1,574,634        20,588,973


 Financial Income (expenses), net                  591          (342)       (1,788)         (342)           (7,784)
                                           -----------   -----------   -----------   -----------   ---------------

 Loss before income taxes                   (1,028,356)   (1,574,976)   (1,763,535)   (1,574,976)      (20,596,576)
 Income taxes                                    9,769          --          14,378          --              19,847
                                           -----------   -----------   -----------   -----------   ---------------

 Loss from continuing operations            (1,038,125)   (1,574,976)   (1,777,913)   (1,574,976)      (20,616,424)

 Net loss from discontinued operations            --            --            --          (1,284)         (163,971)
                                           -----------   -----------   -----------   -----------   ---------------

 Net loss                                   (1,038,125)   (1,574,976)   (1,777,913)   (1,576,260)      (20,780,395)
                                           ===========   ===========   ===========   ===========   ===============

 Basic net loss per share from continuing
    operations                                   (0.05)        (0.10)        (0.08)        (0.10)
                                                         ===========   ===========   ===========   ===============

 Weighted average number of shares
    outstanding                             21,917,455    15,509,250    21,529,430    15,509,250
                                                         ===========   ===========   ===========   ===============


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



                                                                                  COMMON STOCK           ADDITIONAL  RECEIPTS ON
                                                                            -------------------------     PAID-IN     ACCOUNT OF
                                                                               NUMBER        AMOUNT       CAPITAL       SHARES
                                                                            -----------   -----------   -----------  -----------
Balance as of September 22, 2000 (inception date)                                  --            --            --           --
  Stock issued on September 22, 2000 for cash at $ 0.00188 per share          8,500,000           850        15,150         --
  Stock issued on March 31, 2001 for cash at $ 0.0375 per share               1,600,000           160        59,840         --
  Contribution of capital                                                          --            --           7,500         --
  Net loss accumulated during the development stage                                --            --            --           --
                                                                            -----------   -----------   -----------  -----------

Balance as of March 31, 2001 (audited)                                       10,100,000         1,010        82,490         --
  Contribution of capital                                                          --            --          11,250         --
  Net loss accumulated during the development stage                                --            --            --           --
                                                                            -----------   -----------   -----------  -----------

Balance as of March 31, 2002 (audited)                                       10,100,000         1,010        93,740         --
  Contribution of capital                                                          --            --          15,000         --
  Net loss accumulated during the development stage                                --            --            --           --
                                                                            -----------   -----------   -----------  -----------

Balance as of March 31, 2003 (audited)                                       10,100,000         1,010       108,740         --
  2 for 1 stock split                                                        10,100,000          --            --           --
  Stock issued on August 31, 2003 to purchase mineral option at $ 0.065
      per share                                                                 100,000             5         6,495         --
  Cancellation of shares granted to Company's President                     (10,062,000)         (503)          503         --
  Contribution of capital                                                          --            --          15,000         --
  Net loss accumulated during the development stage                                --            --            --           --
                                                                            -----------   -----------   -----------  -----------

Balance as of March 31, 2004 (audited)                                       10,238,000           512       130,738         --
  Stock issued on June 24, 2004 for private placement at $ 0.01 per share,
    net of $ 25,000 issuance expenses                                         8,510,000           426        59,749         --
  Stock-based compensation related to shares granted to service providers     2,025,000           101     1,632,699         --
  Contribution of capital                                                          --            --           7,500         --
  Stock issued in 2004 for private placement at $ 0.75 per unit (Note
    5c(2))                                                                    1,894,808            95     1,418,042         --
  Cancellation of shares granted to service providers (Note 5c(6))           (1,800,000)          (90)           90         --
    Deferred stock-based compensation related to options granted to
        employees                                                                  --            --       5,978,759         --
  Amortization of deferred stock-based compensation related to options
    granted to employees                                                           --            --            --           --
  Compensation related to options granted to service providers                     --            --      15,873,048         --
  Net loss accumulated during the development stage                                --            --            --           --
                                                                            -----------   -----------   -----------  -----------

Balance as of March 31, 2005 (audited)                                       20,867,808         1,044    25,100,625         --
                                                                            -----------   -----------   -----------  -----------

                                                                            DEFERRED      DURING THE    STOCKHOLDERS'
                                                                           STOCK-BASED    DEVELOPMENT       EQUITY
                                                                           COMPENSATION      STAGE       (DEFICIENCY)
                                                                           ------------   -----------   -------------
Balance as of September 22, 2000 (inception date)                                  --            --              --
  Stock issued on September 22, 2000 for cash at $ 0.00188 per share               --            --            16,000
  Stock issued on March 31, 2001 for cash at $ 0.0375 per share                    --            --            60,000
  Contribution of capital                                                          --            --             7,500
  Net loss accumulated during the development stage                                --         (17,026)        (17,026)
                                                                           ------------   -----------   -------------

Balance as of March 31, 2001 (audited)                                             --         (17,026)         66,474
  Contribution of capital                                                          --            --            11,250
  Net loss accumulated during the development stage                                --         (25,560)        (25,560)
                                                                           ------------   -----------   -------------

Balance as of March 31, 2002 (audited)                                             --         (42,586)         52,164
  Contribution of capital                                                          --            --            15,000
  Net loss accumulated during the development stage                                --         (46,806)        (46,806)
                                                                           ------------   -----------   -------------

Balance as of March 31, 2003 (audited)                                             --         (89,392)         20,358
  2 for 1 stock split                                                              --            --              --
  Stock issued on August 31, 2003 to purchase mineral option at $ 0.065
      per share                                                                    --            --             6,500
  Cancellation of shares granted to Company's President                            --            --              --
  Contribution of capital                                                          --            --            15,000
  Net loss accumulated during the development stage                                --         (73,295)        (73,295)
                                                                           ------------   -----------   -------------

Balance as of March 31, 2004 (audited)                                             --        (162,687)        (31,437)
  Stock issued on June 24, 2004 for private placement at $ 0.01 per share,
    net of $ 25,000 issuance expenses                                              --            --            60,175
  Stock-based compensation related to shares granted to service providers          --            --         1,632,800
  Contribution of capital                                                          --            --             7,500
  Stock issued in 2004 for private placement at $ 0.75 per unit (Note
    5c(2))                                                                         --            --         1,418,137
  Cancellation of shares granted to service providers (Note 5c(6))                 --            --              --
    Deferred stock-based compensation related to options granted to
        employees                                                            (5,978,759)         --              --
  Amortization of deferred stock-based compensation related to options
    granted to employees                                                        584,024          --           584,024
  Compensation related to options granted to service providers                     --            --        15,873,048
  Net loss accumulated during the development stage                                --     (18,839,795)    (18,839,795)
                                                                           ------------   -----------   -------------

Balance as of March 31, 2005 (audited)                                       (5,394,735)  (19,002,482)        704,452
                                                                           ------------   -----------   -------------


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




                                                                                      COMMON STOCK      ADDITIONAL
                                                                             ------------------------    PAID-IN
                                                                                NUMBER       AMOUNT      CAPITAL
                                                                             -----------  -----------  -----------
Balance as of March 31, 2005 (audited)                                        20,867,808        1,044   25,100,625
  Stock issued on May 12, 2005 for private placement at $ 0.8 per share
      (Note 5c(4))                                                               186,875            9      149,491
  Stock issued on July 27, 2005 for private placement at $ 0.6 per share
      (Note 5c(5))                                                               165,000            8       98,992
  Receipts on account of shares on September 30, 2005                               --           --        225,000
  Decrease in deferred stock-based compensation related to options granted
      to employees and directors                                                    --           --     (1,547,060)
  Deferred stock-based compensation related to shares granted to directors       200,000           10      307,990
  Amortization of deferred stock-based compensation related to options and
    shares granted to employees and directors                                       --           --           --
  Stock-based compensation related to options and shares granted to service
      providers                                                                  550,000           28      237,719
  Net loss accumulated during the development stage                                 --           --           --
                                                                             -----------  -----------  -----------

Balance as of September 30, 2005 (unaudited)                                  21,969,683        1,099   24,347,757
                                                                             ===========  ===========  ===========

                                                                                                          DEFICIT
                                                                                                        ACCUMULATED      TOTAL
                                                                             RECEIPT ON     DEFERRED     DURING THE   STOCKHOLDERS'
                                                                             ACCOUNT OF   STOCK-BASED   DEVELOPMENT      EQUITY
                                                                               SHARES    COMPENSATION      STAGE      (DEFICIENCY)
                                                                            -----------  ------------   -----------   -------------
Balance as of March 31, 2005 (audited)                                             --      (5,394,735)  (19,002,482)        704,452
  Stock issued on May 12, 2005 for private placement at $ 0.8 per share
      (Note 5c(4))                                                                 --            --            --           149,500
  Stock issued on July 27, 2005 for private placement at $ 0.6 per share
      (Note 5c(5))                                                                 --            --            --            99,000
  Receipts on account of shares on September 30, 2005                              --            --         225,000
  Decrease in deferred stock-based compensation related to options granted
      to employees and directors                                                   --       1,547,060          --              --
  Deferred stock-based compensation related to shares granted to directors         --        (308,000)         --              --
  Amortization of deferred stock-based compensation related to options and
    shares granted to employees and directors                                      --         586,935          --           586,935
  Stock-based compensation related to options and shares granted to service
      providers                                                                    --            --            --           237,747
  Net loss accumulated during the development stage                                --            --      (1,777,913)     (1,777,913)
                                                                            -----------  ------------   -----------   -------------

Balance as of September 30, 2005 (unaudited)                                    225,000    (3,568,740)  (20,780,395)        224,721
                                                                            ===========  ============   ===========   =============


The accompanying notes are an integral part of the consolidated financial statements.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (FORMERLY: GOLDEN HAND RESOURCES INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
IN U.S. DOLLARS


                                                                                             PERIOD FROM
                                                                                            SEPTEMBER 22,
                                                                    SIX MONTHS ENDED       2000 (INCEPTION
                                                                      SEPTEMBER 30,         DATE) THROUGH
                                                               -------------------------     SEPTEMBER 30,
                                                                  2005          2004            2005
                                                               -----------   -----------   ---------------
                                                                                UNAUDITED
                                                               -------------------------------------------
Cash flows from operating activities:
  Net loss                                                      (1,777,913)   (1,576,260)      (20,780,395)
  Less - loss for the period from discontinued operations             --           1,284           163,971
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
    Depreciation                                                    23,577          --              23,822
    Expenses related to shares, warrants and options granted
       to service providers                                        211,347     1,553,550        17,692,995
    Amortization of deferred stock-based compensation related
       to options and shares granted to employees                  586,935          --           1,170,959
    Decrease (Increase) in accounts receivable and prepaid
    expenses                                                        40,440           155           (42,382)
    Increase in trade payables                                     227,317          --             265,167
    Increase in other accounts payable and accrued expenses        189,692        11,720           315,774
                                                               -----------   -----------   ---------------

Net cash used in continuing operating activities                  (498,605)       (9,551)       (1,190,089)
Net cash provided by (used in) discontinued operating
   activities                                                         --          13,647           (22,766)
                                                               -----------   -----------   ---------------

Total net cash provided by (used in) operating activities         (498,605)        4,096        (1,212,855)
                                                               -----------   -----------   ---------------

Cash flows from investing activities:
  Purchase of property and equipment                              (201,967)         --            (430,527)
  Restricted cash                                                    1,525          --             (29,609)
  Investment in lease deposit                                         --            --              (4,590)
                                                               -----------   -----------   ---------------

Net cash used in continuing investing activities                  (200,442)         --            (464,726)
Net cash used in discontinued investing activities                    --            --             (16,000)
                                                               -----------   -----------   ---------------

Total net cash used in investing activities                       (200,442)         --            (480,726)
                                                               -----------   -----------   ---------------

Cash flows from financing activities:

Proceeds from issuance of Common stock and warrants, net           248,500        60,175         1,726,812
Receipts on account of shares                                      225,000          --             225,000
                                                               -----------   -----------   ---------------

Net cash provided by continuing financing activities               473,500        60,175         1,951,812
Net cash provided by (used in) discontinued financing
   activities                                                         --         (14,277)           42,741
                                                               -----------   -----------   ---------------

Total net cash provided by financing activities                    473,500        45,898         1,994,553
                                                               -----------   -----------   ---------------

Increase (decrease) in cash and cash equivalents                  (225,547)       49,994           300,972
Cash and cash equivalents at the beginning of the period           526,519         4,604              --
                                                               -----------   -----------   ---------------

Cash and cash equivalents at end of the period                     300,972        54,598           300,972
                                                               ===========   ===========   ===============

Non-cash investing activities:

Non-cash investing activities from continued operations             26,400          --              26,400
                                                               ===========   ===========   ===============


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

                     On May 4, 2004, the Company amended the license agreement to a worldwide non-exclusive license. Due to the non-exclusivity of the license, the Company could not determine whether the license would generate any future sales. As a result, in the first quarter of 2004, the Company recognized impairment in the value of the license, which has been charged to the statement of operations. Since the end of the first quarter of 2004, the Company has not been engaged in any activities related to the sale of the digital data recorder product.

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

              f. On October 25, 2004, the Company formed a wholly-owned subsidiary in Israel, Brainstorm Cell Therapeutics Ltd. ("BCT) which provides research, development and other services to the Company.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (FORMERLY: GOLDEN HAND RESOURCES INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 1:-      GENERAL (CONT.)

              g. As of September 30, 2005, the Company had an accumulated deficit and a working capital deficiency of $ 20,780,395 and $208,384 respectively and incurred negative cash flows from operating activities in the amount of $ 498,605 for the six months ended September 30, 2005. In addition, the Company has not yet generated any revenues.

                     These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might be necessary should the Company be unable to continue as a going concern

                     The Company's ability to continue to operate as a going concern is dependent upon additional financial support.

                     The Company is in the process of raising additional capital to fund its operations (see Note 5c (6)). In the event the Company is unable to successfully raise capital and generate revenues, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated.

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES

              a. The significant accounting policies applied in the consolidated financial statements as of September 30, 2005, are consistent with those applied in the consolidated financial statements as of March 31, 2005.

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

                     Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standard No. 123, and has been determined assuming the Company had accounted for its employee stock options under the fair value method prescribed by that Statement. The fair value for these options was estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions for grants during the 6 months period ended September 30, 2005: weighted average volatility of 109%, risk-free interest rate of 4.49%, dividend yield of 0% and an expected life of five years.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (FORMERLY: GOLDEN HAND RESOURCES INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES (CONT.)

                     For purposes of pro forma disclosures, the estimated fair value of the options is amortized as an expense over the option's vesting period. The Company's pro forma information is as follows:


                                                                                                 SIX MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                       --------------------------------------
                                                                                              2005                2004
                                                                                       -----------------   ------------------
                                                                                                      UNAUDITED
                                                                                       --------------------------------------
                      Net loss as reported                                              $      1,777,913    $       1,576,260

                      Deduct: share-based employee compensation expense included in
                        reported net loss in accordance with APB-25                     (586,935)          -
                      Add: stock-based employee compensation expense determined
                        under fair value method                                         663,481            -
                                                                                       -----------------   ------------------

                      Pro forma net loss                                                $      1,854,459   $        1,576,260
                                                                                       =================   ==================

                      Pro forma net loss per share (basic)                              $           0.09   $             0.01
                                                                                       =================   ==================


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

              c. Interim financial statements:

                     The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its wholly owned subsidiary as of September 30, 2005 and for the six months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (FORMERLY: GOLDEN HAND RESOURCES INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES (CONT.)

              d. Impact of recently issued accounting standards:

                     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB 25, and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new Standard will be effective for the Company in the first interim period beginning after April 1, 2006.

                     As permitted by Statement 123, the company currently accounts for share-based payments to employees using APB 25's intrinsic value method. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on the Company result of operations, although it will have no impact on the Company overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and loss per share in
                     Note 2b to the consolidated financial statements.

                     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on implementation of Statement 123R, which the Company will consider in implementing statement 123R.

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

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (FORMERLY: GOLDEN HAND RESOURCES INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS


NOTE 3:-      RESEARCH AND LICENSE AGREEMENT (CONT.)

              Ramot has instructed the Company that the warrants will be issued as follows: Ramot shall be issued 60% of the warrants, the two consultants (or trustees for their benefits) shall each be issued, in addition to the consultants' warrants described in Note 4, 15% of the Ramot warrants, Mr. Yosef Levy (a member of the research team) shall be issued 8% of the Ramot warrants and Mrs. Pnina Green (a member of the research team ) shall be issued 2% of Ramot warrants . .

              On March 21, 2005, the Company entered into lock up agreements with Ramot with respect to warrants held by it. Under the lock-up agreements, Ramot may not transfer its securities to anyone other than permitted transferees without the prior consent of the Company's Board of Directors, for the period of time as follows:
              (i) eighty-five percent (85%) of the securities shall be restricted from transfer for the twenty-four-month period following July 8, 2004 and (ii) fifteen percent (15%) of the securities shall be restricted from transfer for the twelve-month period following July 8, 2004.


NOTE 4:-      CONSULTING AGREEMENTS

              On July 8, 2004, the Company entered into two consulting agreements with Prof. Eldad Melamed and Dr. Daniel Offen (together "the Consultants"), upon which the Consultants shall provide the Company scientific and medical consulting services in consideration for a monthly payment of $ 6,000 each. In addition, the Company granted each of the Consultants a fully vested warrant to purchase 1,097,215 shares of the Company's Common stock, at an exercise price of $ 0.01 per share. The warrants issued pursuant to the agreement were issued to the Consultants effective as of November 4, 2004. Each of the warrants is exercisable for a five-year period beginning on November 4, 2005. The compensation related to the warrants, in the amount of $2,194,430, was recorded as research and development expenses.

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


NOTE 5:-      STOCK CAPITAL (CONT.)

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

              c.     Issuance of shares, warrants and options:

                     Private placements

                     1. On June 24, 2004, the Company issued to investors 8,510,000 Common shares for total proceeds of $ 60,175 (net of $ 25,000 issuance expenses).

                     2. On February 23, 2005, the Company completed a private placement round for the sale of 1,894,808 units for total proceeds of $ 1,418,137. Each unit consists of one share of Common stock, a one-year warrant to purchase one share of Common stock at $
                            1.50 per share and a three-year warrant to purchase one share of Common stock at $ 2.50 per share. This private placement was consummated in four tranches which closed in between October 2004 and February 2005.

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

                     4. On May 12, 2005, the Company issued to a certain investor 186,875 shares of its Common stock for total proceeds of $ 149,500 at a price per share of $ 0.8.


                     5. On July 27, 2005, the Company issued to certain investors 165,000 shares of its Common stock for total proceeds of $ 99,000 at a price per share of $ 0.6.

                     6. On August 11, 2005, the Company entered into a private placement agreement ("PPM") with investors for the sale of 1,250,000 units at a price per unit of $ 0.8. Each unit consists of one Common share and one warrant to purchase one Common share at $1.00 per share. The warrants are exercisable for a period of three years from the issuance date. On September 30, 2005 the Company sold 312,500 units for total net proceeds of $225,000. The shares were issued on October 2005.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (FORMERLY: GOLDEN HAND RESOURCES INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS


NOTE 5:-      STOCK CAPITAL (CONT.)

                     Stock option plan

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

                            As of September 30, 2005, 4,075,952 warrants were issued under the plans (3,339,452 to employees and directors and 736,500 to service providers, see note 5(c) 10 and 5(c) 11) leaving 5,067,510 shares available for future grants.

                     Shares and warrants to service providers

                     1. On June 1 and June 4, 2004, the Company issued 40,000 and 150,000 Common shares for filing services and legal and due-diligence services for 12 months with respect to private placement, respectively. Compensation expenses related to filing services, totaling $ 26,400, are amortized over a period of 12 months. Compensation related to legal services, totaling $ 105,000 was recorded as equity issuance cost and did not effect the statement of operations.

                     2. On August 10, 2004, the Company issued 1,800,000 shares to two consultants for past and future consulting services. The compensation is deemed earned upon the issuance of the shares. As a result, compensation expenses, totaling $ 1,530,000, were charged to the statement of operations for the year ended March 31, 2005.

                            On December 23, 2004, the consultants surrendered the shares to the Company and the shares were cancelled and are considered authorized but unissued shares. Instead of the cancelled shares, the consultants were granted immediately vested options to purchase 1,800,000 shares of the Company, exercisable for a period of ten years from August 10, 2004, at an exercise price of $ 0.0005 per share.

                     3. On July 1 and September 22, 2004, the Company issued 20,000 and 15,000 shares to a former director for financial services for the first and second quarters of 2004, respectively. Compensation expenses, totaling $ 22,000 and $ 16,950, were charged to the statement of operations for the year ended March 31, 2005.

                     4. On November 4, 2004, the Company granted Ramot, 10,606,415 warrants at an exercise price of $ 0.01 per share (see Note 3a).

                     5. On November 4, 2004, the Company granted two consultants 2,194,430 warrants at an exercise price of $ 0.01 per share (see Note 4).

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (FORMERLY: GOLDEN HAND RESOURCES INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS


NOTE 5:-      STOCK CAPITAL (CONT.)

                  6. On February 10, 2005, the Company signed an agreement with one of its service providers according to which the Company shall issue to the service provider 100,000 shares of restricted stock at a purchase price of $
                        0.00005 under the U.S Stock Option and Incentive Plan of the Company. The restricted shares will be subject to the Company's right to repurchase them within one year of the grant date as follows: (i) in the event that the service provider breaches his obligations under the agreement, the Company shall have the right to repurchase the restricted shares at a purchase price equal to par value; and (ii) in the event that the service provider has not breached his obligations under the agreement, the Company shall have the right to repurchase the restricted shares at a purchase price equal to the then fair market value of the restricted shares. The restricted shares were issued in June 2005.

                  7. In March and April 2005, the Company signed an agreement with four members of its Scientific Advisory Board according to which the Company shall issue to the members of the Scientific Advisory Board 400,000 shares of restricted stock at a purchase price of $ 0.00005 under the U.S Stock Option and Incentive Plan (100,000 each). The restricted shares are subject to the Company's right to repurchase them if the grantees cease to be members of the Company's Advisory Board for any reason. The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date. The restricted shares were issued in June 2005. The compensation related to the shares, in the amount of $52,268, was recorded as general and administrative expenses.

                  8. On May 16, 2005, the Company issued to a financial consultant warrants to purchase 47,500 shares of the Company's Common stock, at an exercise price of $ 1.62 per share. The warrants are fully vested and exercisable over a term of five years. The compensation related to the warrants, in the amount of $51,300, was recorded as general and administrative expenses.

                  9. On June 6, 2005, the Company granted the constructor of its facility options to purchase 30,000 of the Company's Common stock at an exercise price of $ 0.75 per share as part of the agreement signed on March 23, 2005. The options are fully vested and exercisable over a term of five years. The compensation related to the warrants, in the amount of $26,400, was recorded as property and equipment.

                  10. On July 7, 2005, the Company issued 50,000 Common shares for filing and edgarize services for 12 months. The compensation related to the shares, in the amount of $37,500, was recorded as general and administrative expenses.

                  11. On August 1, 2005, the Company granted to a consultant warrants to purchase 36,000 common shares of the Company common shares at an exercise price of $0.75 per share. The options vest over a period of three years commencing the grant date, and exercisable over a term of five years. The compensation related to the shares, in the amount of $18,000, will be reduced over the vesting period.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (FORMERLY: GOLDEN HAND RESOURCES INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 5:-      STOCK CAPITAL (CONT.)

                  12. On August 30, 2005, the Company granted to its legal advisor warrants to purchase 70,000 common shares of the company common shares at an exercise price of $ 0.15 per share. The warrants are in lieu of $ 51,800 payable to the legal advisor, and are fully vested upon grant date and expire after three years .

                  13. On September 9, 2005 the Company granted to a consultant for services regarding grant proposal to the European Commission warrants to purchase 3,000 common shares of the Company at an exercise price of $ 0.15 per share. The warrants are fully vested upon the grant date and expire after three years. The compensation related to the shares, in the amount of $2,010, was recorded as research and development expenses.

                  Options and shares to employees and to directors

                  1. On May 27, 2005, the Company granted to two of its directors 200,000 restricted shares (100,000 each). The restricted shares are subject to the Company's right to repurchase them at a purchase price of par value ($ 0.00005). The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date.

                  2. On May 27, 2005, the Company granted to one of its directors an option to purchase 100,000 shares of its Common stock, at an exercise price of $ 0.75. The options shall vest in three annual and equal portions commencing the grant date.

NOTE 6:-   SUBSEQUENT EVENT

                        On November 10, 2005 Dr. Yaffa Beck resigned from her position as Chief Executive officer and director of the company. Mr. Yoram Drucker the company's Chief Operating Officer, has assumed Dr. Beck's responsibilities principal executive officer immediately. Dr. Beck indicated her belief that she was doing so for "constructive discharge "as such term is defined in her employment agreement. To the extent that this would have been true, Dr. Beck would have been entitled to certain acceleration of vesting of her outstanding options as well as to six months salary pay that she would otherwise not receive. The company believes that Dr.Beck's claim lack merit and intends to dispute it vigorously.

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

Over four million people suffer from PD in the western world, of whom about 1.5 million are in the United States. In over 85% of cases, PD occurs in people over the age of 65. Thus, prevalence is increasing in line with the general aging of the population. We believe the markets for pharmaceutical treatments for PD have a combined value of approximately $4 billion per year. However, these costs are dwarfed when compared to the total economic burden of the disease, which has been estimated by the National Institute of Neurological Disease (NINDS) to exceed an annual $26 billion in the U.S alone, including costs of medical treatment, caring, facilities and other services, as well as loss of productivity of both patients and caregivers.

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

Levodopa, which remains the standard and most potent PD medication available, has a propensity to cause serious motor response complications with long-term use. Moreover, effective drug dosage often requires gradual increase, leading to more adverse side effects and eventual resistance' to their therapeutic action. This greatly limits patient benefit. Therefore, physicians and researchers are continuously seeking levodopa-sparing strategies in patients with early-stage disease to delay the need for levodopa, as well as in patients with late stage disease who no longer respond to therapy.

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

OUR APPROACH

We intend to focus our efforts to develop cell therapeutic treatments for PD based on the expansion of human mesenchymal stem cells from adult bone marrow and their differentiation into neuron like cells, such as neurons that produce dopamine and astrocytes (glial cells) that produce GDNF. Our aim is to provide neural stem cell transplants that (i) "replace" damaged dopaminergic nerve cells and diseased tissue by augmentation with healthy dopamine producing cells; and that (ii) maintain, preserve and restore the damaged and remaining dopaminergic cells in the patient's brain, protecting them from further degeneration.

The research team led by Prof. Melamed and Dr. Offen has achieved expansion of human bone marrow mesenchymal stem cells and their differentiation into both two types of brain cells, neurons and astrocytes, each having therapeutic potential, as follows:

NUROWNTM PROGRAM 1 - DA NEURON-LIKE CELLS - human bone marrow derived dopamine producing neural cells for restorative treatment in Parkinson's disease. Human bone marrow mesenchymal stem cells were isolated and expanded. Subsequent differentiation of the cell cultures in a proprietary differentiation medium generated cells with neuronal-like morphology and showing protein markers specific to neuronal cells. Moreover, the in vitro differentiated cells were shown to express enzymes and proteins required for dopamine metabolism, particularly the enzyme tyrosine hydroxylase. Most importantly, the cells produce and release dopamine in vitro. Further research consisting of implanting these cells in an animal model of Parkinson's disease (6-OHDA induced lesions), showed the differentiated cells exhibit long term engraftment, survival and function in vivo. Most importantly, such implantation resulted in marked attenuation of their symptoms, essentially reversing their Parkinsonian movements.

NUROWNTM PROGRAM 2 - GDNF ASTROCYTE-LIKE CELLS - human bone marrow derived GDNF producing astrocyte for treatment of Parkinson's disease, ALS and spinal cord injury. In vitro differentiation of the expanded human bone marrow derived mesenchymal stem cells in a special proprietary medium, generated cells with astrocyte-like morphology that expressed astrocyte specific markers. Moreover, the in vitro differentiated cells were shown to express and secrete GDNF into the growth medium. GDNF is a protein, previously been shown to protect, preserve and even restore neurons, particularly dopaminergic cells in Parkinson's disease, but also neuron function in other neurodegenerative pathologies such as ALS and Huntington's. Unfortunately, therapeutic application of GDNF is hampered by its poor brain penetration and stability. Attempts to directly infuse the protein directly to the brain is impractical and the alternative, using GDNF gene therapy, suffers the limitations and risks of using viral vectors. Our preliminary results show that our GDNF astrocyte-like cells, when transplanted into Parkinson's disease rats with a 6-OHDA lesion, show significant efficacy. Within weeks of the transplantation, there was an improvement of more than 50% in the animals' characteristic disease symptoms.


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

RESEARCH AND LICENSE AGREEMENT WITH RAMOT

On July 8, 2004, we entered into our Research and License Agreement (the "Ramot Agreement") with Ramot, the technology licensing company of Tel Aviv University. Under the terms of the Ramot Agreement, Ramot granted to us an exclusive license to (a) the know how and patent applications on the above mentioned stem cell technology developed by the team led by Prof. Melamed and Dr. Offen, and (b) the results of further research to be performed by the same team on the development of the stem cell technology. We agreed to fund further research relating to the licensed technology in an amount of $570,000 per year for an initial period of two yearsand for an additional two-year period if certain research milestones are met.

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

In October 2004 we paid Ramot a total of $402,000 to cover the upfront license fee payment, the first installment of research funding and patent expenses reimbursement. Ramot has agreed to defer our second, third, and fourth research funding payments for the sum of $142,500 each, which were originally due May 1, 2005, August 1, 2005, and November 1, 2005 until January 1, 2006. In October 2005, we made an $80,000 payment to Ramot to cover part of these license fees, research funding payments, and patent expenses reimbursement owed to Ramot. If we fail to make these payments by such time (for which we will need to consummate an additional financing), or to obtain an additional deferral from Ramot until we raise such capital, and Ramot elects to terminate our license, we would need to change our business strategy entirely and would be forced to cease our operations.

EMPLOYEES

As of September 30, 2005, we had three executive officers, Dr. Yaffa Beck, who acted as our President and CEO, Yoram Drucker, our Chief Operating Officer, and David Stolick, our Chief Financial Officer. On November 10, 2005, Dr. Beck, resigned from her positions as officer and director of the company. Mr. Yoram Drucker, our Chief Operating Officer, has assumed Dr. Beck's responsibilities as principal executive officer effective immediately and our Board of Directors has initiated a search for a new CEO. . We currently have five scientific and administrative employees. Assuming we consummate our intended financings, we expect to increase our staff significantly in the future.

FACILITIES; EQUIPMENT

The address of our principal executive offices is 1350 Avenue of the Americas, New York, NY 10019, where in consideration for $350 per month we have a license to use office space and receive general office services until November 30, 2005 with a one-year renewal option.

On December 1, 2004 our Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the "Subsidiary"), entered into a lease agreement for the lease of premises in Petach Tikva, Israel, which include approximately 600 square meters of office and laboratory space. The term of the lease is 36 months, with two options to extend same - one for an additional 24 months (the "First Option"), and one for an additional 36 months (the "Second Option"). Rent is to be paid on a quarterly basis in the following amounts: (i) NIS 17,965 (approximately $US 3907) per month during the first 12 months of the lease, (ii) NIS 19,527 (approximately $US4,247) per month during the following 24 months of the lease, (iii) NIS 22,317 (approximately $US4,854) per month during the First Option period and
(iv) NIS 23,712 (approximately $US5,157) per month during the Second Option period.

In May 2005 we completed leasehold improvements of the Petach Tikva facility for which we paid the contractor approximately $368,000 and issued it fully-vested options to purchase 30,000 shares of our common stock at an exercise price of $0.75 per share. The lessor has reimbursed $82,000 in connection with these improvements. We relocated to the new facility in May 2005 and, assuming we complete additional financings, we intend to purchase certain additional laboratory equipment at an estimated cost of $120,000.

PLAN OF OPERATIONS

Assuming we can successfully consummate our additional financings, our primary objectives over the twelve months ending September 30, 2006 will be:

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

At September 30, 2005, we had $377,707 in total current assets and $586,091 in total current liabilities and on November 10, 2005, we had approximately $95,000 in cash. On September 30, 2005, we raised an additional $225,000 (net of expenses) in connection with a closing on a private placement of 312,500 units comprising shares of our common stock and warrants for our common stock at $0.80 per unit. We will need to raise additional funds through public or private debt or equity financings within the next month to meet our anticipated expenses so that we can execute against our business plan. Although we have been seeking such additional financings and have retained a financial advisor to assist us in our efforts, no commitments to provide additional funds have been made by management, other shareholders or third parties. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds in a timely manner, we will be unable to execute our business plan and we will be forced to cease our operations.

In May 2005, we raised $149,500 through a private placement of our common stock at $0.80 per share. In July 2005, we raised $99,000 through a private placement of our common stock at $0.6 per share. Those followed a private placement in which we raised about $1.4 million that closed in three tranches in October and November 2004 and February 2005.

In late 2004 and 2005 we began to increase our spending significantly in order to execute our development programs. In October 2004, we made a $402,000 payment to Ramot to cover the up-front license fee, reimbursement of certain patent expenses and initial research funding obligations under our agreement. We have also made capital expenditures in the approximate amount of $335,000 in order to build out our laboratory and office facilities to which we relocated in the end of May 2005.

We are obligated to pay Ramot $142,500 on a quarterly basis through April 2006, and, if certain research milestones are met, for an additional two-year period. Ramot has agreed to defer our second, third, and fourth research funding payments for the sum of $142,500 each, which were originally due May 1, 2005, August 1, and November 1, 2005 until January 1, 2006. In October 2005, we made an $80,000 payment to Ramot to cover part of these license fees, research funding payments, and patent expenses reimbursement owed to Ramot. If we fail to make these payments by such time (for which we will need to consummate additional financings), or to obtain an additional deferral from Ramot until we raise such capital, and Ramot elects to terminate our license, we would need to change our business strategy entirely or would be forced to cease our operations. Our other material cash needs for the next 12 months will include, among others, employee salaries and benefits, facility lease, capital equipment expenses, legal and audit fees, patent prosecution fees, consulting fees, payments for outsourcing of certain animal experiments and possibly, upfront payments for in-licensing opportunities.

RESEARCH AND DEVELOPMENT


Our research and development efforts have focused on development of growth conditions and tools to evaluate the differentiation of bone marrow stem cells into neural-like cells, suitable for transplantation as a restorative therapy for neurodegenerative diseases.

For the twelve months ending September 30, 2006, we estimate that our research and development costs will be approximately $1,350,000. We intend to spend our research and development costs on development of our core NurOwn(TM) technology by developing the cell differentiation process according to FDA guidelines. We intend to continue to fund our collaborators at the university lab and in parallel, we have constructed and set up a facility, which includes laboratories for continued development of our proprietary processes. We also intend to extend our business to the development of novel adult stem cell and/or genetic therapy for diabetes and/or cardiac disease.

GENERAL AND ADMINISTRATIVE EXPENSES

If we can successfully complete our financings, for the twelve months ending September 30, 2006, we estimate that our general and administrative expenses will be approximately $1,000,000. These expenses will include among others salaries, legal and audit expenses, business development, investor and public relations and office maintenance.

We do not expect to generate any revenues in the twelve-month period ending September 30, 2006.

In our management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to reach clinical trials for our NurOwn(TM) dopamine producing cell differentiation process as planned within two to three years:

o Raise equity or debt financing or a combination of equity and debt financing of at least $5,000,000

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

RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should consider carefully the risks described below, together with the other information contained in this report. If any of the following events actually occurs, our business, financial condition and results of operations may suffer materially. As a result, the market price of our common stock could decline, and you could lose all or part of your investment in our common stock

IN ORDER TO EXECUTE OUR BUSINESS PLAN, WE WILL NEED TO RAISE ADDITIONAL CAPITAL IN THE COMING MONTH. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL ON FAVORABLE TERMS AND IN A TIMELY MANNER, WE WILL NOT BE ABLE TO ACHIEVE OUR BUSINESS PLAN, WE WILL BE FORCED TO RESTRICT OR CEASE OUR OPERATIONS AND YOU COULD LOSE YOUR INVESTMENT.

We will need to raise additional funds within the coming month to meet our anticipated expenses so that we can execute against our business plan. We expect to incur substantial and increasing net losses for the foreseeable future as we increase our spending to execute our development programs. Our auditors have expressed that there is substantial doubt regarding our ability to continue as a going concern. As highlights of our cash position, recent financings and recent and planned expenditures:

o At September 30, 2005, we had $377,707 in total current assets and $586,091 in total current liabilities and on November 10, 2005, we had approximately $95,000 in cash.

o In October and November 2004 and February 2005, we raised approximately $1.4 million in connection with several closings on a private placement.

o On May 12, 2005 we raised an additional $149,500 through a private placement of our common stock at $0.80 per share and in July 27, 2005 we raised an additional $99,000 through a private placement of 165,000 shares of our common stock at $0.60 per share.

o On September 30, 2005 we raised an additional $225,000 (net of expenses) in connection with a closing on a private placement of 312,500 units comprising shares of our common stock and warrants for our common stock at $0.80 per unit.

o In late 2004 and early 2005 we began to increase our spending significantly to execute our development programs.

o In October 2004, we made a $402,000 payment to Ramot to cover the up-front license fee, reimbursement of certain patent expenses and initial research funding obligations under our agreement. We are obligated to pay Ramot $142,500 on a quarterly basis through April 2006, and, if certain research milestones are met, for an additional two-year period. Ramot has agreed to defer our second, third, and fourth research funding payments for the sum of $142,500 each, which were originally due May 1, 2005, August 1, 2005, and November 1, 2005 until January 1, 2006. In October 2005, we made an $80,000 payment to Ramot to cover part of these license fees, research funding payments, and patent expenses reimbursement owed to Ramot.

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

o For the twelve months ending September 30, 2006, we estimate that our research and development costs will be approximately $1,350,000 and our general and administrative expenses will be approximately $1,000,000.

We continue to seek additional financings although we have so far been unsuccessful in our efforts beyond as described above. Even if we complete an interim or bridge financing we would still need to secure additional funds to effect our plan of operations. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds on favorable terms and in a timely fashion, we will be unable to execute our business plan, we will be forced to restrict or cease our operations and you could lose your investment.

Assuming we raise additional funds through the issuance of equity, equity related or convertible debt securities, these securities may have rights, preferences or privileges (including registration rights) senior to those of the rights of our common stock and our stockholders will experience additional dilution. If we raise capital on such terms, in the event of a bankruptcy, shareholders could lose their entire investments as a result of any such senior preferences or privileges.

WE FACE CERTAIN RISKS DUE TO THE RECENT RESIGNATION OF OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER. IF WE FAIL TO REPLACE HER IN A TIMELY MANNER, OUR BUSINESS COULD BE NEGATIVELY IMPACTED AND WE MAY FAIL TO ACHIEVE OUR GOALS.

As a small company engaged, at this stage, in research and development, our success depends greatly on our personnel, especially our senior management. Our President and Chief Executive Officer, Dr. Yaffa Beck, resigned from her positions as an officer and director of the company on November 10, 2005. Mr. Yoram Drucker, the Company's Chief Operating Officer, has assumed Dr. Beck's responsibilities as the Registrant's principal executive officer effective immediately and our Board of Directors has initiated a search for a new CEO. If we fail to find a new CEO in a timely manner, our business could be negatively impacted and we may fail to achieve our goals.

Assuming we move successfully through this transition, in the future, the success of our company will continue to depend largely upon our ability to successfully attract and maintain competent and qualified key management and scientific personnel. As with any startup company, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for our company. Our inability to attract and retain key personnel may materially and adversely affect our business operations.

OUR BUSINESS IN THE FORESEEABLE FUTURE WILL BE BASED ON TECHNOLOGY LICENSED FROM RAMOT AND IF THIS LICENSE WERE TO BE TERMINATED FOR ANY REASON, INCLUDING FAILURE TO PAY THE REQUIRED RESEARCH FUNDING OR ROYALTIES, WE WOULD NEED TO CHANGE OUR BUSINESS STRATEGY AND WE WILL BE FORCED TO CEASE OUR OPERATIONS.

Our Research and License Agreement with Ramot imposes on us development and commercialization obligations, milestone and royalty payment obligations and other obligations. In October 2004, we made payments to Ramot to cover the up-front license fee, reimbursement of certain patent expenses and initial research funding. Beginning May 1, 2005 we are obligated to pay Ramot $142,500 on a quarterly basis through April 2006, and, if certain research milestones are met, for an additional two-year period. If we fail to comply with these obligations to Ramot, Ramot may have the right to terminate the license. Ramot has agreed to defer our second, third, and fourth research funding payments for the sum of $142,500 each, which were originally due May 1, 2005, August 1, 2005, and November 1, 2005 until January 1, 2006. In October 2005, we made an $80,000 payment to Ramot to cover part of these license fees, research funding payments, and patent expenses reimbursement owed to Ramot. If we fail to make these payments by such time (for which we will need to consummate another financing), or to obtain an additional deferral from Ramot until we raise such capital, and Ramot elects to terminate our license, we would need to change our business strategy and we will be forced to cease operations.

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

OUR COMPANY HAS A HISTORY OF LOSSES AND WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

We had no revenues for the fiscal years ended March 31, 2004 or March 31, 2005 or for any interim period since then. As a development stage company, we are at the earliest stages of executing against our business plan, our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. Most notably, we do not expect that any therapies resulting from our or our collaborators' research and development efforts will be commercially available for a significant number of years, if at all. We do also not expect to generate revenues from strategic partnerships or otherwise for at least the next 12 months, and likely longer. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have an adverse impact on our working capital, total assets and stockholders' equity, and we may never achieve profitability.

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

AS A RESULT OF OUR RELIANCE ON CONSULTANTS, WE MAY NOT BE ABLE TO PROTECT THE CONFIDENTIALITY OF OUR TECHNOLOGY, WHICH, IF DISSEMINATED, COULD NEGATIVELY IMPACT OUR PLAN OF OPERATIONS.

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

YOUR PERCENTAGE OWNERSHIP WILL BE DILUTED BY FUTURE OFFERINGS OF OUR SECURITIES AND BY OPTIONS, WARRANTS OR SHARES WE GRANT TO MANAGEMENT, EMPLOYEES, DIRECTORS AND CONSULTANTS.

In order to meet our financing needs described above, we intend to initiate a significantly larger offering of units comprising Common Shares and warrants for Common Shares (the "Subsequent Offering"). The precise terms of the Subsequent Offering will be determined by the Company and potential investors. Assuming the Subsequent Offering is successfully consummated, it will have a significant dilutive effect on your percentage ownership in the Company.

In addition, in anticipation of hiring new management members and employees, recruiting new directors and retaining additional advisors and consultants, in November 2004 and February 2005, our Board of Directors approved our 2004 Global Share Option Plan and the 2005 U.S. Stock Option Plan and Incentive Plan (the "Global Plan" and "U.S. Plan" respectively and the "Plans" together), respectively, and further approved the reservation of 9,143,462 shares of the Company's common stock for issuance thereunder. The Company's shareholders approved the Plans and the shares reserved for issuance thereunder in a special meeting of shareholders that was held on March 28, 2005. We have made and intend to make further option grants under our stock option and incentive plans or otherwise issue warrants or shares of our common stock to such individuals. For example:

o under our Global Plan, we have granted a total of 3,575,952 options with various exercise prices and expiration dates, to officers, services providers, consultants, and employees.

o under our U.S. Plan we have issued an additional 750,000 shares of restricted stock for grants to Scientific Advisory Board members, consultants and directors.

Such issuances will, if and when made (and if options or warrants subsequently exercised), dilute your percentage ownership in the company.

ACTUAL OR PERCEIVED SUBSTANTIAL SALES OF SHARES OF OUR COMMON STOCK THAT ARE CURRENTLY AND MAY IN THE FUTURE BE SUBJECT TO REGISTRATION RIGHTS OR THAT MAY BE SOLD PURSUANT TO EXEMPTIONS FROM REGISTRATION REQUIREMENTS COULD RESULT IN A SIGNIFICANT DECLINE IN OUR STOCK PRICE.

On July 8, 2005, lockup agreements that we had entered into with (a) 29 shareholders with respect to 15,290,000 shares of our common stock held by them, and (b) holders of warrants to purchase 12,800,844 shares of our common stock, expired with respect to fifteen percent (15%) of these securities. The lockup agreements remain in place with respect to the remaining eighty-five percent (85%) of the securities until July 8, 2006.

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

In May 2005, we issued 186,875 shares at $.80 per share pursuant to a private placement and in July 2005 we issued an additional 165,000 shares at $0.60 per share pursuant to a private placement. We are seeking additional financings through a contemplated Subsequent Financing described above that would likely include the granting of demand registration rights, and have retained a placement agent to assist us in our efforts.

On September 30, 2005, we issued 312,500 shares of our common stock at $0.80 per share pursuant to a closing on a private placement (each share accompanied by a warrant to purchase one share of our common stock at an exercise price of $1.00 per share, which warrant is exercisable for a three-year period from the date of issuance). We have agreed to file a Registration Statement on Form SB-2 (or an alternative available form if we are not eligible to file a Form SB-2) covering the above shares no later than forty five (45) days after the final closing under the Subsequent Offering (as defined in the preceding risk factor) and will use our reasonable best efforts to cause such Registration Statement to be declared effective within one hundred and twenty (120) days thereafter. In the event the Registration Statement has not been declared effective within 165 days of the closing of the Subsequent Offering (or, if the Subsequent Offering is ultimately not consummated, within 285 days of the closing of the private placement described above), we are obligated to pay the buyers of the above shares liquidated damages equal to 1.0% of the amount invested for each subsequent 30-day period until such Registration Statement is declared effective

We also issued the following warrants effective the fourth quarter of 2004: (i) to Ramot and its designees, Dr. Daniel Offen, Professor Eldad Melamed, Pnina Green, and Mr. Yosef Levy, warrants to purchase, in the aggregate, 10,606,415 shares of our common stock at a purchase price of $.01 per share; (ii) to each of our consultants, Dr. Daniel Offen and Professor Eldad Melamed, warrants to purchase 1,097,215 shares of our common stock at a purchase price of $.01 per share. We have agreed to register the shares underlying these warrants (whether by demand, piggy back registration or otherwise) by no later than twenty-one
(21) months from July 8, 2004 (the execution date of our License Agreement with Ramot) and agreed to maintain the effectiveness of a registration statement covering such shares until the earlier of (i) the time at which, in the opinion of counsel to the Company, all of the shares underlying the warrant then held by the Holder could be sold in any 90 day period pursuant to Rule 144 under the Securities Act or (ii) the expiration date of the warrant. These registration rights shall be set forth fully in a separate registration rights agreement to be entered into between us and the holders which agreement shall include customary provisions regarding, inter alia, deferrals, cutbacks, lockups and indemnification by the Company of the Holder. We also issued (i) two warrants in December 2004 to two different consultants to purchase respectively 1,350,000 and 450,000 shares of our common stock, which warrants have certain piggy back registration rights (ii) a warrant in May 2005 to purchase 47,500 shares of our common stock as a retainer to the placement agent, which warrant has certain piggy back registration rights and (iii) 50,000 shares of common stock to consultants in consideration for EDGAR filing services, which shares have certain piggy-back registration rights.

Finally, we expect to register the shares subject to our Global Plan and U.S. Plan pursuant to an S-8 registration statement, and have agreed to register the shares underlying Dr. Beck's, Mr. Drucker's and Mr. Stolick's options on such a S-8 registration statement; provided that this obligation shall not take effect until the one year anniversary of the grant of the options.

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

YOU MAY EXPERIENCE DIFFICULTIES IN ATTEMPTING TO ENFORCE LIABILITIES BASED UPON U.S. FEDERAL SECURITIES LAWS AGAINST U.S. AND OUR NON-U.S. RESIDENT DIRECTORS AND OFFICERS.

Our principal operations are located through our subsidiary in Israel and our principal assets are located outside the United States. Our Chief Operating Officer and part of our directors are foreign citizens and do not reside in the United States. It may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or these persons and as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our directors or executive officers in United States courts. Thus, should any situation arise in the future in which you have a cause of action against these persons or entities, you are at greater risk in investing in our company rather than a domestic company because of greater potential difficulties in bring lawsuits or, if successful, collecting judgments against these persons or entities as opposed to domestic persons or entities.

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


THE FOREGOING IS A SUMMARY OF CERTAIN SIGNIFICANT RISKS RELATING TO AN INVESTMENT IN THE COMPANY. THIS SUMMARY SHOULD NOT BE INTERPRETED AS CONSTITUTING A REPRESENTATION THAT THE MATTERS SPECIFICALLY REFERENCED HEREIN ARE THE ONLY RISKS INVOLVED IN THIS INVESTMENT OR THAT THE MAGNITUDE OF SUCH RISKS ARE NECESSARILY EQUAL.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.


As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Principal Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Principal Executive Officer and the Chief Financial Officer concluded that the Company's controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Principal Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

On November 10, 2005, our President and Chief Executive Officer, Dr. Yaffa Beck, resigned from her positions as officer and director of the company. In connection with her resignation, Dr. Beck indicated her belief that she was doing so for "constructive discharge" as such term is defined in her employment agreement. To the extent that this would have been true, Dr. Beck would have been entitled to certain acceleration of vesting of her outstanding options as well as to six months severance pay that she would otherwise not receive. We believe that Dr. Beck's claim lacks merit and intend to dispute it vigorously.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 1, 2005 the Company granted a consultant options to purchase 36,000 shares of the Company's common stock at a price per share of $0.75, which options were issued under the Plan and shall vest over a period of three (3) years commencing on the date of the grant and shall be exercisable during a period of five (5) years.

On August 30, 2005, in lieu of $51,800 owed to a Company service provider, the Company granted such service provider fully-vested options to purchase 70,000 shares of the company's common stock at a price per share of $ 0.15, which options were issued under the Plan and shall be exercisable during a period of three (3) years.

On September 9, 2005 the Company granted a consultant fully-vested options to purchase 3,000 shares of the Company's common stock at a price per share of $ 0.15, which options were issued under the Plan and shall be exercisable during a period of three (3) years.

None of these transactions involved any underwriters, underwriting discounts or commissions and we believe that such transactions were exempt from the registration requirements of the Securities Act of 1933

On September 30, 2005 we raised $225,000 (net of expenses) in connection with a closing on a private placement of 312,500 units comprising shares of our common stock and warrants for our common stock at $0.80 per unit, which units were issued under Regulation D promulgated under the Securities Act. We retained Octagon Trading Group LLC as a placement agent in connection with the above private placement. Under the terms of our agreement, Octagon is to (i) receive a cash fee of ten percent (10%) of the total proceeds raised in the private placement (and six percent (6.0%) of the proceeds actually received by us from the exercise of any warrants issued as part of the private placement) and (ii) be issued a warrant valid for five years post closing to purchase a total of ten percent (10.0%) of the total proceeds raised in the private placement at an exercise price of $1.50 per share, which will be determined using a black scholes calculation. Octagon has received $25,000 as the cash consideration owing to it resulting from the first closing described herein. The warrant will be issued following subsequent closings under the private placement.

We believe that such transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Regulation D promulgated thereunder.


ITEM 6. EXHIBITS


10.21 Form of October 2005 Subscription Agreement (incorporated by reference to Current Report on form 8-K dated September 30, 2005).

4.10 Form of Warrant to purchase common stock for $1.00 per share (incorporated by reference to Current Report on form 8-K dated September 30, 2005).

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

                        BRAINSTORM CELL THERAPEUTICS INC.





Dated: November 21, 2005

                                           By: /s/ Yoram Drucker
                                               ---------------------------------
                                           Name:  Yoram Drucker
                                           Title: Chief Operating Officer
                                                  (Principal Executive Officer)