Form 10QSB
period 2005-12-31
BRAINSTORM CELL THERAPEUTICS INC
filed 2006-02-06
CIK 1137883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

                FOR THE QUARTERLY PERIOD ENDED December 31, 2005

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

                                  212-557-9000
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

The number of shares outstanding of the Issuer's common stock, $0.00005 par value, as of December 31, 2005 was 22,469,683.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
















                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                          (A development stage company)

                     (Formerly: Golden Hand Resources Inc.)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2005

                                 IN U.S. DOLLARS

                                    UNAUDITED

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                          (Formerly: Golden Hand Resources Inc.)
                                                   (A development stage company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                      December 31,    March 31,
                                                                                          2005          2005
                                                                                      -----------    -----------
                                                                                       Unaudited
                                                                                      -----------
  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                86,743        526,519
  Restricted cash                                                                          29,329         31,134
  Accounts receivable and prepaid expenses                                                 28,408         87,566
                                                                                      -----------    -----------

Total current assets                                                                      144,480        645,219
                                                                                      -----------    -----------

SEVERANCE PAY FUND                                                                         23,671          5,871
                                                                                      -----------    -----------

PROPERTY AND EQUIPMENT, NET                                                               420,915        228,315
                                                                                      -----------    -----------

Total assets                                                                              589,066        879,405
                                                                                      ===========    ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Trade payables                                                                          208,136         37,850
  Other accounts payable and accrued expenses                                             520,631        131,232
                                                                                      -----------    -----------

Total current liabilities                                                                 728,767        169,082
                                                                                      -----------    -----------

ACCRUED SEVERANCE PAY                                                                      23,671          5,871
                                                                                      -----------    -----------

Total liabilities                                                                         752,438        174,953
                                                                                      -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Share capital:
    Common stock of $ 0.00005 par value - Authorized: 200,000,000 shares at
      December 31, 2005 and at March 31, 2005; Issued and outstanding: 22,469,683 and 20,867,808 shares at December 31, 2005 and at March 31, 2005 respectively
      (Note 5)                                                                              1,125          1,044
    Preferred stock of $ 0.00005 par value - Authorized: 40,000,000 shares at
      December 31, 2005 and at March 31, 2005; none issued                                     --             --
  Additional paid-in capital                                                           24,356,809     25,100,625
  Deferred stock-based compensation                                                    (2,817,024)    (5,394,735)
  Deficit accumulated during the development stage                                    (21,,704,282)  (19,002,482)
                                                                                      -----------    -----------

Total stockholders' equity (deficiency)                                                  (163,372)       704,452
                                                                                      -----------    -----------

Total liabilities and stockholders' equity (deficiency)                                   589,066        879,405
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

                                                                                                    Period from
                                                                                                   September 22,
                                                                                                       2000
                                                                                                    (inception
                                           Three months ended            Nine months ended        date) through
                                               December 31,                  December 31,          December 31,
                                       --------------------------    --------------------------    -----------
                                          2005            2004           2005          2004            2005
                                       -----------    -----------    -----------    -----------    -----------
                                                                       Unaudited
                                       -----------------------------------------------------------------------
Operating costs and expenses:
  Research and development cost            278,834        426,000        770,766        426,000      1,242,808
  Research and development expenses
    related to shares, warrants and
    options granted to employees and
    service providers                       61,298     15,873,048         84,209     15,873,048     15,962,660
  General and administrative               239,847        113,565        711,380        113,565        976,511
  General and administrative
    expenses related to shares,
    warrants and options granted to
    employees and service providers        334,997        189,141      1,110,368      1,766,790      3,321,790
                                       -----------    -----------    -----------    -----------    -----------

Total operating expenses                   914,976     16,601,754      2,676,723     18,179,403     21,503,769

Financial expenses, net                        435          1,457          2,223          1,799          8,219
                                       -----------    -----------    -----------    -----------    -----------

Loss before income taxes                  (915,411)   (16,603,211)    (2,678,946)   (18,181,202)   (21,511,988)
Income taxes                                 8,476             --         22,854             --         28,323
                                       -----------    -----------    -----------    -----------    -----------

Loss from continuing operations           (923,887)   (16,603,211)    (2,701,800)   (18,181,202)   (21,540,311)

Net loss from discontinued
  operations                                    --             --             --         (1,284)      (163,971)
                                       -----------    -----------    -----------    -----------    -----------

Net loss                                  (923,887)   (16,603,211)    (2,701,800)   (18,182,486)   (21,704,282)
                                       ===========    ===========    ===========    ===========    ===========

Basic net loss per share from
  continuing operations                      (0.04)        (0.816)        (0.124)        (1.206)
                                       ===========    ===========    ===========    ===========

Basic net loss per share from
  discontinued operations                       --             --             --             (*
                                       ===========    ===========    ===========    ===========

Weighted average number of shares
  outstanding                           22,331,096     20,343,706     21,797,624     15,076,203
                                       ===========    ===========    ===========    ===========

(* Less then $ 0.01

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



                                                                                 Common stock           Additional  Receipts on
                                                                          --------------------------     paid-in     account of
                                                                             Number        Amount        capital       shares
                                                                          -----------    -----------    -----------   -------
Balance as of September 22, 2000 (inception date)                                  --             --             --      --
  Stock issued on September 22, 2000 for cash at $ 0.00188 per share        8,500,000            850         15,150      --
  Stock issued on March 31, 2001 for cash at $ 0.0375 per share             1,600,000            160         59,840      --
  Contribution of capital                                                          --             --          7,500      --
  Net loss                                                                         --             --             --      --
                                                                          -----------    -----------    -----------   -------

Balance as of March 31, 2001                                               10,100,000          1,010         82,490      --
  Contribution of capital                                                          --             --         11,250      --
  Net loss                                                                         --             --             --      --
                                                                          -----------    -----------    -----------   -------

Balance as of March 31, 2002                                               10,100,000          1,010         93,740      --
  Contribution of capital                                                          --             --         15,000      --
  Net loss                                                                         --             --             --      --
                                                                          -----------    -----------    -----------   -------

Balance as of March 31, 2003                                               10,100,000          1,010        108,740      --
  2 for 1 stock split                                                      10,100,000             --             --      --
  Stock issued on August 31, 2003 to purchase mineral option at $ 0.065
    per share                                                                 100,000              5          6,495      --
  Cancellation of shares granted to Company's President                   (10,062,000)          (503)           503      --
  Contribution of capital                                                          --             --         15,000      --
  Net loss                                                                         --             --             --      --
                                                                          -----------    -----------    -----------   -------

Balance as of March 31, 2004                                               10,238,000            512        130,738      --
  Stock issued on June 24, 2004 for private placement at $ 0.01 per
    share, net of $ 25,000 issuance expenses                                8,510,000            426         59,749      --
  Stock-based compensation related to shares granted to service
    providers                                                               2,025,000            101      1,632,699      --
  Contribution of capital                                                          --             --          7,500      --
  Stock issued in 2004 for private placement at $ 0.75 per unit (Note
    6c(2))                                                                  1,894,808             95      1,418,042      --
  Cancellation of shares granted to service providers (Note 6c(6))         (1,800,000)           (90)            90      --
    Deferred stock-based compensation related to options granted to
        employees                                                                  --             --      5,978,759      --
  Amortization of deferred stock-based compensation related to options
    granted to employees                                                           --             --             --      --
  Compensation related to options granted to service providers                     --             --     15,873,048      --
  Net loss                                                                         --             --             --      --
                                                                          -----------    -----------    -----------   -------

Balance as of March 31, 2005                                               20,867,808          1,044     25,100,625      --
                                                                          -----------    -----------    -----------   -------
                                                                                           Deficit
                                                                                          accumulated       Total
                                                                             Deferred     during the     stockholders'
                                                                           stock-based    development       equity
                                                                          compensation       stage       (deficiency)
                                                                          ------------    -----------    -----------
Balance as of September 22, 2000 (inception date)                                   --             --             --
  Stock issued on September 22, 2000 for cash at $ 0.00188 per share                --             --         16,000
  Stock issued on March 31, 2001 for cash at $ 0.0375 per share                     --             --         60,000
  Contribution of capital                                                           --             --          7,500
  Net loss                                                                          --        (17,026)       (17,026)
                                                                           -----------    -----------    -----------

Balance as of March 31, 2001                                                        --        (17,026)        66,474
  Contribution of capital                                                           --             --         11,250
  Net loss                                                                          --        (25,560)       (25,560)
                                                                           -----------    -----------    -----------

Balance as of March 31, 2002                                                        --        (42,586)        52,164
  Contribution of capital                                                           --             --         15,000
  Net loss                                                                          --        (46,806)       (46,806)
                                                                           -----------    -----------    -----------

Balance as of March 31, 2003                                                        --        (89,392)        20,358
  2 for 1 stock split                                                               --             --             --
  Stock issued on August 31, 2003 to purchase mineral option at $ 0.065
    per share                                                                       --             --          6,500
  Cancellation of shares granted to Company's President                             --             --             --
  Contribution of capital                                                           --             --         15,000
  Net loss                                                                          --        (73,295)       (73,295)
                                                                           -----------    -----------    -----------

Balance as of March 31, 2004                                                        --       (162,687)       (31,437)
  Stock issued on June 24, 2004 for private placement at $ 0.01 per
    share, net of $ 25,000 issuance expenses                                        --             --         60,175
  Stock-based compensation related to shares granted to service
    providers                                                                       --             --      1,632,800
  Contribution of capital                                                           --             --          7,500
  Stock issued in 2004 for private placement at $ 0.75 per unit (Note
    6c(2))                                                                          --             --      1,418,137
  Cancellation of shares granted to service providers (Note 6c(6))                  --             --             --
    Deferred stock-based compensation related to options granted to
        employees                                                           (5,978,759)            --             --
  Amortization of deferred stock-based compensation related to options
    granted to employees                                                       584,024             --        584,024
  Compensation related to options granted to service providers                      --             --     15,873,048
  Net loss                                                                          --    (18,839,795)   (18,839,795)
                                                                           -----------    -----------    -----------

Balance as of March 31, 2005                                                (5,394,735)   (19,002,482)       704,452
                                                                           -----------    -----------    -----------

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



                                                                                               Common stock         Additional
                                                                                        -------------------------     paid-in
                                                                                          Number         Amount       capital
                                                                                        -----------   -----------   -----------
Balance as of March 31, 2005                                                             20,867,808         1,044    25,100,625
  Stock issued on May 12, 2005 for private placement at $ 0.8 per share (Note6c(4))         186,875             9       149,491
  Stock issued on July 27, 2005 for private placement at $ 0.6 per share (Note 6c(5))       165,000             8        98,992
  Stock issued on November  10, 2005 for private placement at $ 0.8 per share
    (Note 6c(6))                                                                            312,500            16       224,984
  Stock issued on December  07, 2005 for private placement at $ 0.8 per share
    (Note 6c(6))                                                                            187,500            10       134,990
  Forfeiture of options granted to employees                                                     --            --    (2,231,735)
  Deferred stock-based compensation related to shares granted to directors                  200,000            10       486,490
  Amortization of deferred stock-based compensation related to options and shares
    granted to employees and directors                                                           --            --            --
  Stock-based compensation related to options and shares granted to service providers       550,000            28       392,972
  Net loss                                                                                       --            --            --
                                                                                        -----------   -----------   -----------

Balance as of December 31, 2005 (unaudited)                                              22,469,683         1,125    24,356,809
                                                                                        ===========   ===========   ===========
                                                                                                         Deficit
                                                                                                        accumulated        Total
                                                                                          Deferred      during the     stockholders'
                                                                                        stock-based     development       equity
                                                                                        compensation       stage        (deficiency)
                                                                                        -------------   -------------   -----------
Balance as of March 31, 2005                                                              (5,394,735)   (19,002,482)      704,452
  Stock issued on May 12, 2005 for private placement at $ 0.8 per share (Note6c(4))               --             --       149,500
  Stock issued on July 27, 2005 for private placement at $ 0.6 per share (Note 6c(5))             --             --        99,000
  Stock issued on November  10, 2005 for private placement at $ 0.8 per share
    (Note 6c(6))                                                                                  --             --       225,000
  Stock issued on December  07, 2005 for private placement at $ 0.8 per share
    (Note 6c(6))                                                                                  --             --       135,000
  Forfeiture of options granted to employees                                               2,231,735             --            --
  Deferred stock-based compensation related to shares granted to directors                  (486,500)            --            --
  Amortization of deferred stock-based compensation related to options and shares
    granted to employees and directors                                                       832,476             --       832,476
  Stock-based compensation related to options and shares granted to service providers             --             --       393,000
  Net loss                                                                                        --     (2,201,800)   (2,701,800)
                                                                                         -----------    -----------   -----------

Balance as of December 31, 2005 (unaudited)                                               (2,718,024)   (21,704,282)     (163,372)
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

                                                                                                  Period from
                                                                                                  September 22,
                                                                                                 2000 (inception
                                                                         Nine months ended        date) through
                                                                            December 31,          December 31,
                                                                    --------------------------    -----------
                                                                       2005           2004           2005
                                                                    -----------    -----------    -----------
                                                                                    Unaudited
                                                                    -----------------------------------------
Cash flows form operating activities:

  Net loss                                                           (2,701,800)   (18,182,486)   (21,704,282)
  Less - loss for the period from discontinued operations                    --          1,284        163,971
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                         40,682             --         40,928
    Erosion of restricted cash                                            1,805             --        (29,329)
    Expenses related to shares granted to service providers and
      to non-employees                                                  362,100     17,433,198     17,843,752
    Amortization of stock based compensation related option
      granted to employees                                              832,476        182,541      1,416,498
    Decrease (Increase) in accounts receivable and prepaid
      expenses                                                           61,730        (31,450)       (21,092)
    Increase in trade payables                                          170,286         10,395        208,136
    Increase in other accounts payable and accrued expenses             389,399         92,683        515,481
                                                                    -----------    -----------    -----------

Net cash used in continuing operating activities                       (843,322)      (493,835)    (1,565,937)
Net cash provided by (used in) discontinued operating activities             --         13,647        (22,766)
                                                                    -----------    -----------    -----------

Total net cash used in operating activities                            (843,322)      (480,188)    (1,588,703)
                                                                    -----------    -----------    -----------

Cash flows from investing activities

  Purchase of property and equipment                                   (202,382)        (1,518)      (430,942)
  Investment in lease deposit                                            (2,572)            --         (7,162)
                                                                    -----------    -----------    -----------

Net cash used in investing activities                                  (204,954)        (1,518)      (438,104)
Net cash flows used in discontinued investing activities                     --             --        (16,000)
                                                                    -----------    -----------    -----------

Total net cash used in investing activities                            (204,954)        (1,518)      (454,104)
                                                                    -----------    -----------    -----------

Cash flows from financing activities:

  Proceeds from issuance of Common stock, net                           608,500        766,234      2,086,809
                                                                    -----------    -----------    -----------

Net cash flows provided by continuing financing activities              608,500        766,234      2,086,809
Net cash flows provided by (used in) discontinued financing
activities                                                                   --        (14,277)        42,741
                                                                    -----------    -----------    -----------

Total net cash flows provided by financing activities                   608,500        751,957      2,129,550
                                                                    -----------    -----------    -----------

Increase (decrease) in cash and cash equivalents                       (439,776)       270,251         86,743
Cash and cash equivalents at beginning of the period                    526,519          4,604             --
                                                                    -----------    -----------    -----------

Cash and cash equivalents at end of the period                           86,743        274,855         86,743
                                                                    ===========    ===========    ===========

Non-cash financing activities:

  Non-cash financing activities from discontinued operations             30,900             --         30,900
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

              b. On July 31, 2003, the Company acquired an option to purchase the Dalhousie Mineral Claim, situated in Canada. The purchase price was $ 10,000 and was made by way of a promissory note. On October 6, 2003, the Company issued 100,000 shares to the vendor pursuant to the agreement

              c. On May 21, 2004, the former major shareholders of the Company entered into a purchase agreement with a group of private investors, who purchased from the former major shareholders 6,880,000 shares of the then issued and outstanding 10,238,000 shares of the Company's Common stock.

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

NOTE 1:-      GENERAL (Cont.)

              g. As of December 31, 2005, the Company had an accumulated deficit, working capital deficiency and shareholders deficiency of $ 21,704,282, $ 584,287 and $ 163,372 respectively and incurred negative cash flows from operating activities in the amount of $ 845,124 for the nine months ended December 31, 2005. In addition, the Company has not yet generated any revenues

                     These factors raise substantial doubt about the Company's ability to continue it's operations as a going concern. The financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might be necessary should the Company be unable to continue as a going concern

                     The Company's ability to continue to operate as a going concern is dependent upon additional financial support.

                     The Company is in the process of raising additional capital to fund its operations (see Note 6c(6)). In the event the Company is unable to successfully raise capital and generate revenues, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated.

              h. Risk factors:

                     The Company depends on Ramot to conduct its research and development activities. As discussed in Note 3, the Company is currently in negotiations with Ramot for additional deferral of the payment due to it pursuant to the research and development agreement. In case a deferral of payment will not be obtained, the Company will be in breach of the agreement and Ramot may terminate the research and license agreement.

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES

              a. The significant accounting policies applied in the consolidated financial statements as of December 31, 2005, are consistent with those applied in the consolidated financial statements as of March 31, 2005.

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

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

                     Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standard No. 123, and has been determined assuming the Company had accounted for its employee stock options under the fair value method prescribed by that Statement. The fair value for these options was estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions for grants during the 9 months period ended December 31, 2005: weighted average volatility of 112%, risk-free interest rate of 4.46%, dividend yield of 0% and an expected life of five years.

                     For purposes of pro forma disclosures, the estimated fair value of the options is amortized as an expense over the option's vesting period. The Company's pro forma information is as follows:

                                                                                             Nine months ended
                                                                                                December 31,
                                                                                       ----------------------------
                                                                                           2005             2004
                                                                                       -----------      -----------
                                                                                                Unaudited
                                                                                       ----------------------------
                     Net loss as reported                                                2,701,800       18,182,486

                     Deduct: share-based employee compensation expense included in
                       reported net loss in accordance with APB-25                        (832,476)        (182,541)
                     Add: stock-based employee compensation expense determined
                       under fair value method                                             956,542          194,698
                                                                                       -----------      -----------

                     Pro forma net loss                                                  2,825,866       18,194,643
                                                                                       ===========      ===========

                     Pro forma net loss per share (basic)                                    0.130            1.207
                                                                                       ===========      ===========

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

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

              c. Interim financial statements:

                     The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its wholly owned subsidiary as of December 31, 2005 and for the nine months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006.

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

NOTE 3:-      RESEARCH AND LICENSE AGREEMENT

              On July 8, 2004, the Company entered into a research and license agreement ("the agreement") with Ramot, the technology transfer company of Tel Aviv University Ltd. The license agreement grants the Company an exclusive, worldwide, royalty-bearing license to develop, use and sell certain stem cell technology. In consideration of the license, the Company was required to remit an upfront license fee payment of $ 100,000; royalties at a rate of 5% of all net sales of products and 30% of all sublicense receipts. In addition, the Company granted Ramot and certain of its designees fully vested warrants to purchase 10,606,415 shares of its Common stock at an exercise price of $ 0.01 per share. The Company will also fund, through Ramot, further research in consideration of $ 570,000 per year for an initial two-year period and for a further two-year period if certain research milestones are met. Ramot has agreed to defer the second, third, forth and fifth research payments until March 1, 2006. The Company is currently in negotiations with Ramot for additional deferral of its payment obligation pursuant to the agreement. Ramot may terminate the agreement if the Company fails to reach certain development milestones or materially breaches the agreement.

              The warrants issued pursuant to the agreement were issued to Ramot and its designees effective as of November 4, 2004. Each of the warrants is exercisable for a five-year period beginning on November 4, 2005. Ramot and its designees were granted certain registration rights.

              Ramot has instructed the Company that the warrants will be issued as follows: Ramot shall be issued 60% of the warrants, the two consultants ,or trustees for their benefits, shall each be issued, in addition to the consultants' warrants described in Note 4, 15% of the Ramot warrants, Mr. Yosef Levy, a member of the research team, shall be issued 8% of the Ramot warrants and Mrs. Pnina Green, a member of the research team , shall be issued 2% of Ramot warrants.

              On March 21, 2005, the Company entered into lock up agreements with Ramot with respect to warrants held by Ramot .Under the lock-up agreements, Ramot may not transfer its securities to anyone other than permitted transferees without the prior consent of the Company's Board of Directors, for the period of time as follows: (i) eighty-five percent (85%) of the securities shall be restricted from transfer for the twenty-four-month period following July 8, 2004 and (ii) fifteen percent (15%) of the securities shall be restricted from transfer for the twelve-month period following July 8, 2004.As of December 31, 2005, 15% of the securities are exercisable .

NOTE 4:-      CONSULTING AGREEMENTS

              On July 8, 2004, the Company entered into two consulting agreements with Prof. Eldad Melamed and Dr. Daniel Offen (together "the Consultants"), upon which the Consultants shall provide the Company with scientific and medical consulting services in consideration for a monthly payment of $ 6,000 each. In addition, the Company granted each of the Consultants a fully vested warrant to purchase 1,097,215 shares of the Company's Common stock, at an exercise price of $ 0.01 per share. The warrants issued pursuant to the agreement were issued to the Consultants effective as of November 4, 2004. Each of the warrants is exercisable for a five-year period beginning on November 4, 2005. The compensation related to the warrants, in the amount of $ 2,721,093, was recorded as research and development expenses.

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

NOTE 4:-      CONSULTING AGREEMENTS (Cont.)

              On March 21, 2005, the Company entered into lock up agreements with the Consultants with respect to warrants held by them .Under the lock-up agreements, the Consultants may not transfer their securities to anyone other than permitted transferees without the prior consent of the Company's Board of Directors, for the period of time as follows: (i) eighty-five percent (85%) of the securities shall be restricted from transfer for the twenty-four-month period following July 8, 2004 and (ii) fifteen percent (15%) of the securities shall be restricted from transfer for the twelve-month period following July 8, 2004. As of December 31, 2005 15% of the securities are exercisable.

NOTE 5:-      COMMITMENTS AND CONTINGENT LIABILITIES

              On November 10, 2005 Dr. Yaffa Beck resigned from her position as Chief Executive Officer and director of the Company. Mr. Yoram Drucker the Company's Chief Operating Officer, has assumed Dr. Beck's responsibilities as the Company principal executive officer immediately. Dr. Beck indicated her belief that she was terminating her employment for "constructive discharge" as such term is defined in her employment agreement. To the extent that this would have been true, Dr. Beck would have been entitled to acceleration of vesting of all her outstanding options (which will cause recognition of compensation expenses in the amount of $ 1,242,325) as well as to six months salary pay. Dr. Beck claims the company should pay her an aggregate amount of $182 thonsand. The Company believes that Dr. Beck's claim lack merit and intends to dispute it vigorously. The company provided in its books adequate provision in respect of such a claim.

NOTE 6:-      STOCK CAPITAL

              a. The rights of Common stock are as follows:

                     Common shares confer their holders the right to receive notice to participate and vote in general meetings of the Company, the right to a share in the excess of assets upon liquidation of the Company and the right to receive dividends, if declared.

                     The company's Common stock is registered and publicly traded on the Over-the-Counter Bulletin Board service of the National Association of Securities Dealers, Inc. under the symbol BCLI.

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

NOTE 6:-      STOCK CAPITAL (Cont.)

                     2. On February 23, 2005, the Company completed a private placement for the sale of 1,894,808 units for total proceeds of $ 1,418,137. Each unit consists of one share of Common stock, a one-year warrant to purchase one share of Common stock at $
                            1.50 per share and a three-year warrant to purchase one share of Common stock at $ 2.50 per share. This private placement was consummated in four tranches which closed in between October 2004 and February 2005.

                     3. On March 21, 2005, the Company entered into lock up agreements with its 29 shareholders with respect to 15,290,000 shares held by them. Under these lock-up agreements, these security holders may not transfer their shares to anyone other than permitted transferees without the prior consent of the Company' Board of Directors, for the period of time as follows: (i) eighty-five percent (85%) of the securities shall be restricted from transfer for the twenty-four-month period following July 8, 2004 and
                            (ii) fifteen percent (15%) of the securities shall be restricted from transfer for the twelve-month period following July 8, 2004.

                     4. On May 12, 2005, the Company issued to a certain investor 186,875 shares of its Common stock for total proceeds of $ 149,500 at a price per share of $ 0.8.

                     5. On July 27, 2005, the Company issued to certain investors 165,000 shares of its Common stock for total proceeds of $ 99,000 at a price per share of $ 0.6.

                     6. On August 11, 2005, the Company signed a private placement agreement ("PPM") with investors for the sale of 1,250,000 units at a price per unit of $
                            0.8. Each unit consists of one Common share and one warrant to purchase one Common share at $1.00 per share. The warrants are exercisable for a period of three years from issuance. On September 30, 2005 the Company sold 312,500 units for total net proceeds of $225,000. On December 7, 2005, the Company sold 187,500 units for total net proceed of $135,000.

                     Stock option plan

                     On November 25, 2004, the Company's shareholders approved the 2004 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) and on March 28, 2005 the Company's shareholders approved the 2005 U.S. Stock Option and Incentive Plan, and the reservation of 9,143,462 shares of Common stock for issuance in aggregate under these stock option plans.

                     Unless sooner terminated, the options shall terminate ten
                     (10) years from the date of grant.

                     As of December 31, 2005, 4,803,115 warrants and shares were issued under the plans (3,589,452 to employees and directors and 1,213,663 options to service providers, see note 6(c)10 and 6(c)11) leaving 4,340,347shares available for future grants.

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

NOTE 6:-      STOCK CAPITAL (Cont.)

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

                     4. On November 4, 2004, the Company granted Ramot, 10,606,415 warrants at an exercise price of $ 0.01 per share (see Note 3).

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

NOTE 6:-      STOCK CAPITAL (Cont.)

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

                     8. On May 16, 2005, the Company issued to a financial consultant warrants to purchase 47,500 shares of the Company's Common stock, at an exercise price of $
                            1.62 per share. The warrants are fully vested and exercisable over a term of five years. The compensation related to the warrants, in the amount of $ 64,125, was recorded as general and administrative expenses.

                     9. On June 6, 2005, the Company granted the constructor of its facility options to purchase 30,000 of the Company's Common stock at an exercise price of $
                            0.75 per share as part of the agreement signed on March 23, 2005. The warrants are fully vested and exercisable over a term of five years. The compensation related to the warrants, in the amount of $ 30,900, was recorded as property and equipment.

                     10. On July 7, 2005, the Company issued 50,000 Common shares for filing services for 12 months. The compensation related to the shares, in the amount of $ 37,500, was recorded as general and administrative expenses.

                     11. On August 1, 2005, the Company granted to a consultant warrant to purchase 36,000 Common shares of the Company at an exercise price of $ 0.75 per share. The options vest over a period of three years commencing the grant date, and exercisable over a term of five years.

                     12. On August 30, 2005, the Company granted to its legal advisor warrants to purchase 70,000 Common shares of the Company at an exercise price of $ 0.15 per share. The warrants are in lieu of $ 53,900 payable to the legal advisor, are fully vested at grant date and expire after three years.

                     13. On September 9, 2005 and December 20, 2005 the Company granted to a consultant for services regarding project supported by European commission warrants to purchase 3,000 and 20,000, respectively, Common shares of the Company at an exercise price of $ 0.15 per share. The warrants are fully vested upon the grant date and expire after three years. The aggregate compensation related to the warrants, in the amount of $ 11,530, was recorded as general and administrative expenses.

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

NOTE 6:-      STOCK CAPITAL (Cont.)

                     14. On December 14, 2005, the Company granted to its technology and development advisor 457,163 warrants to purchase the Company's Common shares at an exercise price of $ 0.70 per share. The options vest over a period of three years beginning on August 1, 2005 and shall be exercisable over a term of ten years. The compensation related to the shares, in the amount of $ 33,866 was reduced as research and development expenses.

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

                     3. On November 14, 2005, the Company granted to one of its employees an option to purchase 250,000 shares of its Common stock, at an exercise price of $ 0.75. The options shall vest in three annual and equal portions commencing the grant date.

NOTE 7:-      SUBSEQUENT EVENTS

              a. On January 7, 2006, the Company signed an agreement with a public relation consultant according to which the Company shall issue to the service provider 150,000 shares of restricted stock at a purchase price of $ 0.00005 under the U.S Stock Option and Incentive Plan of the Company. The restricted shares will be subject to the Company's right to repurchase them within one year of the grant date, in the event that the service provider breaches its obligations under the agreement or in the event the agreement is terminated. The shares have not yet been issued.

              b. On January 4, 2006, the Company signed an agreement with a public relation consultant, according to which the Company shall issue to the consultant 200,000 shares of restricted stock at a purchase price of $ 0.00005 under the U.S Stock Option and Incentive Plan of the Company. The restricted shares will be subject to the Company's right to repurchase them within one year of the grant date, in the event that the service provider breaches its obligations under the agreement or in the event the agreement is terminated. The shares have not yet been issued.

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

NOTE 7:-      SUBSEQUENT EVENTS (Cont.)

                     In addition, the Company shall grant the consultant option to purchase 230,000 shares of the Company's Common stock at a purchase price of $ 0.65 per share. The options shall vest in three annual and equal portions commencing the grant date' and shall be exercisable over a term of ten years.

              c. On January 8, 2006, the Company signed an agreement with a service provider, according to which the Company shall grant to the service provider 8,000 options to purchase shares of the Company's Common stock at a purchase price of $0.15 per share. The options shall vest in one year commencing with the grant date, and shall be exercisable over a term of five years.

                         - - - - - - - - - - - - - - - -

ITEM 2. PLAN OF OPERATION

Forward-Looking Statements

This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "may", "will", "should", "plans", "expects", "anticipates", "intends", "believes", "estimates", "predicts", "continue" or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you immediately if they do. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption "Risk Factors " in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

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

Currently, two principal platforms for cell therapy products are being explored: embryonic stem cells ("ESC"), isolated from the inner mass of a few days old embryo, and adult stem cells, sourced from bone marrow, cord blood and various organs. Although embryonic stem cells are the easiest to grow and differentiate, their use in human therapy is limited by safety concerns associated with their tendency to develop Teratomas (a form of tumor) and their potential to elicit an immune reaction. In addition, ESC has generated much political and ethical debate due to their origin in early human embryos.

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

Parkinson's Disease ("PD")

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

Amyotrophic Lateral Sclerosis ("ALS")

ALS, often referred to as "Lou Gehrig's disease," is a progressive neurodegenerative disease that affects nerve cells in the brain and the spinal cord. Motor neurons reach from the brain to the spinal cord and from the spinal cord to the muscles throughout the body. The progressive degeneration of the motor neurons in ALS eventually leads to death. As motor neurons degenerate, they can no longer send impulses to the muscle fibers that normally result in muscle movement. With voluntary muscle action progressively affected, patients in the later stages of the disease may become completely paralyzed. However, in most cases, mental faculties are not affected.

Approximately 5,600 people in the U.S. are diagnosed with ALS each year. It is estimated that as many as 30,000 Americans may have the disease at any given time, with 100,000 across the Western world. Consequently, the total estimated cost of treating ALS patients is approximately $1.25 billion.

Description

Early symptoms of ALS often include increasing muscle weakness or stiffness, especially involving the arms and legs, speech, swallowing or breathing.

ALS is most often found in the 40 to 70 year age group, where it is actually quite common, with the same incidence as Multiple Sclerosis (MS). There appear to be more MS sufferers because MS patients tend to live much longer, some for 30 years or more. The life expectancy of an ALS patient averages about two to five years from the time of diagnosis. However, up to 10% of ALS patients will survive more than ten years.

Current Treatment

The physician bases medication decisions on the patient's symptoms and the stage of the disease. Some medications used for ALS patients include:

|_| Riluzole - the only medication approved by the FDA to slow the progress of ALS. While it does not reverse ALS, riluzole has been shown to reduce nerve damage. Riluzole may extend the time before a patient needs a ventilator (a machine to help breathe) and may prolong the patient's life by several months.

|_| Baclofen or Diazepam - these medications may be used to control muscle spasms, stiffness or tightening (spasticity) that interfere with daily activities.

|_| Trihexyphenidyl or Amitriptyline - these medications may help patients who have excess saliva or secretions, and emotional changes.

Other medications may be prescribed to help reduce such symptoms as fatigue, pain, sleep disturbances, constipation, and excess saliva and phlegm.

Our approach

We intend to focus our efforts to develop cell therapeutic treatments for PD based on the expansion of human mesenchymal stem cells from adult bone marrow and their differentiation into neuron like cells, such as neurons that produce dopamine and astrocytes (glial cells) that produce GDNF. Our aim is to provide neural stem cell transplants that (i) "replace" damaged dopaminergic nerve cells and diseased tissue by augmentation with healthy dopamine producing cells; and
(ii) maintain, preserve and restore the damaged and remaining dopaminergic cells in the patient's brain, protecting them from further degeneration.

In parallel, we will use the GDNF-secreted cells for cell therapy in ALS patients. The motoneurons in those patients are rapidly degenerated in the limbs followed by cell destruction in the spinal cords. In several studies over the world GDNF have been shown to be highly protective, in both in-vitro and in-vivo models of ALS. Therefore, we intend to restore the motoneurons cell bodies by injecting the GDNF-secreted cells into the muscles and/or the spinal cords in ALS patients.

The research team led by Prof. Melamed and Dr. Offen has achieved expansion of human bone marrow mesenchymal stem cells and their differentiation into both two types of brain cells, neurons and astrocytes, each having therapeutic potential, as follows:

      NurOwnTM program 1 - DA neuron-like cells - human bone marrow derived dopamine producing neural cells for restorative treatment in Parkinson's disease. Human bone marrow mesenchymal stem cells were isolated and expanded. Subsequent differentiation of the cell cultures in a proprietary differentiation medium generated cells with neuronal-like morphology and showing protein markers specific to neuronal cells. Moreover, the in vitro differentiated cells were shown to express enzymes and proteins required for dopamine metabolism, particularly the enzyme tyrosine hydroxylase. Most importantly, the cells produce and release dopamine in vitro. Further research consisting of implanting these cells in an animal model of Parkinson's disease (6-OHDA induced lesions), showed the differentiated cells exhibit long-term engraftment, survival and function in vivo. Most importantly, such implantation resulted in marked attenuation of their symptoms, essentially reversing their Parkinsonian movements.

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

We intend to optimize the proprietary processes for transformation of human bone marrow expanded mesenchymal stem cells into differentiated cells that produce dopamine and/or GDNF for implantation to PD and ALS patients. The optimization and process development will be conducted in an effort to comply with FDA guidelines for Good Tissue Practice (cGTP) and Good Manufacturing Practice
(GMP). Once the optimization of the process is completed, we intend to evaluate the safety and efficacy of our various cell transplants in animal models, (separately and in combination). Based on the results in animals we intend to use the differentiated cell products for conducting clinical trials to assess the efficacy of the cell therapies in PD and ALS patients.

Our technology is based on the NurOwnTM products - an autologous cell therapeutic modality, comprising the extraction of the patient bone marrow, processed into the appropriate neuronal cells and re-implanted into the patient's brain. This approach is taken in order to increase patient safety and minimize any chance of immune reaction or cell rejection.

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

o differentiating the expanded stem cells into neuronal-like dopamine producing cells and/or astrocytes-like GDNF producing cells; and

o implantation of the differentiated cells into patient from whom the bone marrow was extracted

Business strategy

Our efforts are currently focused on the development of the technology from the lab to the clinic with the main objectives:

o     Developing the cell differentiation process according to FDA guidelines;

o     Demonstrating safety and efficacy, first in animals and then in patients;
      and

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

o A provisional patent application 60/748,219 was filed for covering methods of generating oligodendrocytes astrocytes from bone marrow stem cells on December 8, 2005.

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

Research and License Agreement with Ramot

On July 8, 2004, we entered into our Research and License Agreement (the "Ramot Agreement") with Ramot, the technology licensing company of Tel Aviv University. Under the terms of the Ramot Agreement, Ramot granted to us an exclusive license to (a) the know how and patent applications on the above mentioned stem cell technology developed by the team led by Prof. Melamed and Dr. Offen, and (b) the results of further research to be performed by the same team on the development of the stem cell technology. We agreed to fund further research relating to the licensed technology in an amount of $570,000 per year for an initial period of two years and for an additional two-year period if certain research milestones are met.

In consideration for the license, we agreed to pay Ramot:

o     an up-front license fee payment of $100,000;

o an amount equal to 5% of all Net Sales of Products as those terms are defined in the Research and License Agreement ; and

o an amount equal to 30% of all Sublicense Receipts as such term is defined in the Research and License Agreement.

In addition, we issued to Ramot and its designees, warrants to purchase an aggregate of 10,606,415 shares of our common stock (29% of our share capital on a fully diluted basis as of November 4, 2004). Simultaneously with the execution of the Ramot Agreement, we entered into individual consulting agreements with Prof. Melamed and Dr. Offen pursuant to which, all intellectual property developed by Prof. Melamed or Dr. Offen in the performance of services thereunder will be owned by Ramot and licensed to us under the Ramot Agreement. As of November 4, 2004, we implemented these consulting agreements, under which we pay each of Professor Melamed and Dr. Offen an annual consulting fee of $72,000, and we issued each of them warrants to purchase 1,097,215 shares of our common stock (3% of our issued and outstanding shares on the same terms as the warrants issued to Ramot). Each of the warrants is exercisable for a five-year period beginning on November 4, 2005.

In October 2004, we paid Ramot a total of $402,000 to cover the upfront license fee payment, the first installment of research funding and patent expenses reimbursement. Ramot has agreed to defer our second, third, fourth, and fifth research funding payments for the sum of $142,500 each, which were originally due May 1, 2005, August 1, 2005, November 1, 2005, and February 1, 2006, until March 1, 2006. In October 2005, we made an $80,000 payment to Ramot to cover part of these license fees, research funding payments, and patent expenses reimbursement owed to Ramot. If we fail to make these payments by such time (for which we will need to obtain additional financing), or to obtain an additional deferral from Ramot until we raise such capital, and Ramot elects to terminate our license, we would need to change our business strategy entirely and would be forced to cease our operations.

Employees

As of December 31, 2005, we had two executive officers, Yoram Drucker, our Chief Operating Officer, and David Stolick, our Chief Financial Officer. On November 10, 2005, Dr. Yaffa Beck, resigned from her positions as President and CEO and director of the Company. Mr. Yoram Drucker, our Chief Operating Officer, has assumed Dr. Beck's responsibilities as principal executive officer effective immediately and our Board of Directors has initiated a search for a new CEO. We currently have six scientific and administrative employees. Assuming we consummate our intended financings, we expect to increase our staff significantly in the future.

Facilities; Equipment

The address of our principal executive offices is 1350 Avenue of the Americas, New York, NY 10019, where in consideration for $ US 350 per month we have a license to use office space and receive general office services until November 30, 2006. On December 1, 2004 our Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the "Subsidiary"), entered into a lease agreement for the lease of premises in Petach Tikva, Israel, which include approximately 600 square meters of office and laboratory space. The term of the lease is 36 months, with two options to extend same - one for an additional 24 months (the "First Option"), and one for an additional 36 months (the "Second Option"). Rent is to be paid on a quarterly basis in the following amounts: (i) NIS 17,965 (approximately $US 3,902) per month during the first 12 months of the lease,
(ii) NIS 19,527 (approximately $US 4,242) per month during the following 24 months of the lease, (iii) NIS 22,317 (approximately $US 4,848) per month during the First Option period and (iv) NIS 23,712 (approximately $US 5,151) per month during the Second Option period.

In May 2005 we completed leasehold improvements of the Petach Tikva facility for which we paid the contractor approximately $US 368,000 and issued it fully-vested options to purchase 30,000 shares of our common stock at an exercise price of $US0.75 per share. The lessor has reimbursed $US 82,000 in connection with these improvements. We relocated to the new facility in May 2005 and, assuming we complete additional financings, we intend to purchase certain additional laboratory equipment at an estimated cost of $US 150,000.

Plan of Operations

Assuming we can successfully consummate our additional financings, our primary objectives over the twelve months ending December 31, 2006 will be:

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

3. To evaluate and better define the induction of human bone marrow cells to oligodendrocyes-like cells and to test the efficacy in animal models of multiple sclerosis.

4. To develop analytical methodology and specifications to be used as release criteria in setting up a quality control system for the processing of our cells.

5.    To set up standard and reproducible production procedures.

6. In parallel, to continue to gather information on the efficacy in animal models.

7.    To conduct a full safety study of the final cell product for ALS/PD.

8.    To write up clinical protocols for phase 1and 2 clinical studies.

All of these activities will be coordinated with a view towards the execution of clinical trials of the dopamine- and/or GDNF- producing differentiated cell implants in humans. We intend to crystallize our development plans with the assistance of our scientific advisory board members as well as to retain external regulatory consultants, expert in the FDA cell therapy regulation guidelines.

We also intend to continue our close cooperation and funding of the research programs conducted by the scientific team led by Prof. Melamed and Dr. Offen at the Tel Aviv University. These programs will focus on further understanding and optimization of the technology towards the generation of better processes for generation of dopaminergic and other neurons as well as oligodendrocytes, and, longer-term, to target additional neurodegenerative diseases, such as ALS and Multiple Sclerosis (MS).

In addition, we intend to identify and evaluate in-licensing opportunities for development of innovative technologies utilizing cell and gene therapy for diabetes, cardiac disease and other indications.

Cash requirements

At December 31, 2005, we had $144,480 in total current assets and $728,767 in total current liabilities and on February 1, 2006, we had approximately $US 39,000 in cash. On December 7, 2005 we raised an additional $ US 135,000 (net of expenses) in connection with a closing on a private placement of 187,500 units comprising shares of our common stock and warrants for our common stock at $0.80 per unit. We will need to raise additional funds through public or private debt or equity financings within the next month to meet our anticipated expenses so that we can execute our business plan. Although we have been seeking such additional financings, no commitments to provide additional funds have been made by management, other shareholders or third parties. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds in a timely manner, we will be unable to execute our business plan and we will be forced to cease our operations.

In September 2005, we raised an additional $225,000 (net of expenses) in connection with a closing on a private placement of 312,500 units comprising shares of our common stock and warrants for our common stock at $0.80 per unit. In May 2005, we raised $US 149,500 through a private placement of our common stock at $0.80 per share. In July 2005, we raised $US 99,000 through a private placement of our common stock at $0.60 per share. Those followed a private placement in which we raised about $1.4 million that closed in three tranches in October and November 2004 and February 2005.

In late 2004 and 2005 we began to increase our spending significantly in order to execute our development programs. In October 2004, we made a $US 402,000 payment to Ramot to cover the up-front license fee, reimbursement of certain patent expenses and initial research funding obligations under our agreement. We have also made capital expenditures in the approximate amount of $US 335,000 in order to build out our laboratory and office facilities to which we relocated in the end of May 2005.

We are obligated to pay Ramot $US 142,500 on a quarterly basis through April 2006, and, if certain research milestones are met, for an additional two-year period. Ramot has agreed to defer our second, third, fourth, and fifth research funding payments for the sum of $US 142,500 each, which were originally due May 1, 2005, August 1, 2005, November 1, 2005, and February 1, 2006 until March 1, 2006. In October 2005, we made an $US 80,000 payment to Ramot to cover part of these license fees, research funding payments, and patent expenses reimbursement owed to Ramot. If we fail to make these payments by such time (for which we will need to consummate additional financings), or to obtain an additional deferral from Ramot until we raise such capital, and Ramot elects to terminate our license, we would need to change our business strategy entirely or would be forced to cease our operations. Our other material cash needs for the next 12 months will include, among others, employee salaries and benefits, facility lease, capital equipment expenses, legal and audit fees, patent prosecution fees, consulting fees, payments for outsourcing of certain animal experiments and possibly, upfront payments for in-licensing opportunities.

Research and Development

Our research and development efforts have focused on development of growth conditions and tools to evaluate the differentiation of bone marrow stem cells into neural-like cells, suitable for transplantation as a restorative therapy for neurodegenerative diseases.

For the twelve months ending December 31, 2006, we estimate that our research and development costs will be approximately $US 1,600,000. We intend to spend our research and development costs on development of our core NurOwn(TM) technology by developing the cell differentiation process according to FDA guidelines. We intend to continue to fund our collaborators at the university lab and in parallel, we have constructed and set up a facility, which includes laboratories for continued development of our proprietary processes. We also intend to find and finance collaborations with medical centers for future clinical trials.

General and Administrative Expenses

If we can successfully complete our financings, for the twelve months ending December 31, 2006, we estimate that our general and administrative expenses will be approximately $US 1,000,000. These expenses will include, among others, salaries, legal and audit expenses, business development, investor and public relations and office maintenance.

We do not expect to generate any revenues in the twelve-month period ending December 31, 2006.

In our management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to reach clinical trials for our NurOwn(TM) dopamine or GDNF producing cell differentiation process as planned within one to two years:

o Raise equity or debt financing or a combination of equity and debt financing of at least $5,000,000.

o Conduct preclinical studies in rodents Parkinson's model to confirm safety and efficacy.

o     Conduct full safety study of the final cell product for ALS/PD.

o     Write up clinical protocols for phase I & II clinical studies.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We will need to raise additional funds within the coming month to meet our anticipated expenses so that we can execute our business plan. We expect to incur substantial and increasing net losses for the foreseeable future as we increase our spending to execute our development programs. Our auditors have expressed that there is substantial doubt regarding our ability to continue as a going concern. As highlights of our cash position, recent financings and recent and planned expenditures:

o At December 31, 2005, we had $US 144,480 in total current assets and $US 728,767 in total current liabilities and on February 1, 2006, we had approximately $US 39,000 in cash.

o In October and November 2004 and February 2005, we raised approximately $1.4 million in connection with several closings on a private placement.

o On May 12, 2005, we raised an additional $US 149,500 through a private placement of our common stock at $0.80 per share and in July 27, 2005, we raised an additional $US 99,000 through a private placement of 165,000 shares of our common stock at $0.60 per share.

o On September 30, 2005, we raised an additional $US 225,000 (net of expenses) in connection with a closing on a private placement of 312,500 units comprising shares of our common stock and warrants for our common stock at $0.80 per unit.

o On December 7, 2005, we raised an additional $US 135,000 (net of expenses) in connection with a closing on a private placement of 187,500 units comprising shares of our common stock and warrants for our common stock at $0.80 per unit.

o In late 2004 and early 2005, we began to increase our spending significantly to execute our development programs.

o In October 2004, we made a $US 402,000 payment to Ramot to cover the up-front license fee, reimbursement of certain patent expenses and initial research funding obligations under our agreement. We are obligated to pay Ramot $US 142,500 on a quarterly basis through April 2006, and, if certain research milestones are met, for an additional two-year period. Ramot has agreed to defer our second, third, fourth and fifth research funding payments for the sum of $US 142,500 each, which were originally due May 1, 2005, August 1, 2005, November 1, 2005, and February 1, 2006 until March 1, 2006. In October 2005, we made an $US 80,000 payment to Ramot to cover part of these license fees, research funding payments, and patent expenses reimbursement owed to Ramot.

o We have also made capital expenditures in the approximate amount of $US 335,000 in order to build out our laboratory and office facilities to which we relocated in the end of May 2005.

o Our other material cash needs for the next 12 months will include, among others, employee salaries and benefits, facility lease, capital equipment expenses, legal and audit fees, patent prosecution fees, and consulting fees.

o For the twelve months ending December 31, 2006, we estimate that our research and development costs will be approximately $US 1,600,000 and our general and administrative expenses will be approximately $US 1,000,000.

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

Assuming we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges (including registration rights) senior to those of the rights of our common stock and our stockholders will experience additional dilution. If we raise capital on such terms, in the event of a bankruptcy, shareholders could lose their entire investments as a result of any such senior preferences or privileges.

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

Our Research and License Agreement with Ramot imposes on us development and commercialization obligations, milestone and royalty payment obligations and other obligations. In October 2004, we made payments to Ramot to cover the up-front license fee, reimbursement of certain patent expenses and initial research funding. Beginning May 1, 2005 we are obligated to pay Ramot $142,500 on a quarterly basis through April 2006, and, if certain research milestones are met, for an additional two-year period. If we fail to comply with these obligations to Ramot, Ramot may have the right to terminate the license. Ramot has agreed to defer our second, third, fourth and fifth research funding payments for the sum of $142,500 each, which were originally due May 1, 2005, August 1, 2005, November 1, 2005, and February 1, 2006 until March 1, 2006. In October 2005, we made an $80,000 payment to Ramot to cover part of these license fees, research-funding payments, and patent expenses reimbursement owed to Ramot. If we fail to make these payments by such time (for which we will need to obtain additional financing), or to obtain an additional deferral from Ramot until we raise such capital, and Ramot elects to terminate our license, we would need to change our business strategy and we will be forced to cease operations.

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

OUR COMPANY HAS A HISTORY OF LOSSES AND WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

We had no revenues for the fiscal years ended March 31, 2004 or March 31, 2005 or for any interim period since then. As a development stage company, we are at the earliest stages of executing our business plan. Our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. Most notably, we do not expect that any therapies resulting from our or our collaborators' research and development efforts will be commercially available for a significant number of years, if at all. We also do not expect to generate revenues from strategic partnerships or otherwise for at least the next 12 months, and likely longer. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have an adverse impact on our working capital, total assets and stockholders' equity, and we may never achieve profitability.

STEM CELL THERAPY IS NEW AND OUR DEVELOPMENT EFFORTS MAY NOT YIELD AN EFFECTIVE TREATMENT OF HUMAN DISEASES.

The field of stem cell therapy is new and, except for bone marrow transplants for neoplastic disease, it remains largely untested in the clinical setting. Our intended cell therapeutic treatment methods for PD and ALS involve a new approach that has never proven to work in human testing. We are still conducting experimental testing in animals for our treatment, which, together with other stem cell therapies, may ultimately prove ineffective in treatment of human diseases. If we cannot successfully implement our stem cell therapy in human testing, we would need to change our business strategy and we may be forced to cease operations.

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

WE MAY BE DEPENDENT UPON ANY COMPANY WITH WHICH WE ENTER INTO COLLABORATIONS TO CONDUCT CLINICAL TRIALS AND TO COMMERICALIZE OUR POTENTIAL PRODUCTS.

If we are ultimately successful in executing our strategy of securing collaborations with companies that would undertake advanced clinical development and commercialization of our products, we may not have day-to-day control over their activities. Any such collaborator may adhere to criteria for determining whether to proceed with a clinical development program under circumstances where we might have continued such a program. Potential collaborators may have significant discretion in determining the efforts and amount of resources that they dedicate to our collaborations or may be unwilling or unable to fulfill their obligations to us, including their development and commercialization. Potential collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or other development of our products. They may also not properly maintain or defend our intellectual property rights or they may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability. Potential collaboration partners may have the right to terminate the collaboration on relatively short notice and if they do so or if they fail to perform or satisfy their obligations to us, the development or commercialization of products would be delayed and our ability to realize any potential milestone payments and royalty revenue would be adversely affected.

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

THE PRICE OF OUR STOCK IS EXPECTED TO BE HIGHLY VOLATILE.

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

In addition, in anticipation of hiring new management members and employees, recruiting new directors and retaining additional advisors and consultants, in November 2004 and February 2005, our Board of Directors approved our 2004 Global Share Option Plan and the 2005 U.S. Stock Option Plan and Incentive Plan (the "Global Plan" and "U.S. Plan" respectively and the "Plans" together), respectively, and further approved the reservation of 9,143,462 shares of the Company's common stock for issuance thereunder. The Company's shareholders approved the Plans and the shares reserved for issuance thereunder in a special meeting of shareholders that was held on March 28, 2005. We have made and intend to make further option grants under our stock option and incentive plans or otherwise issue warrants or shares of our common stock to such individuals. For example:

o under our Global Plan, we have granted a total of 4,053,115 options with various exercise prices and expiration dates, to officers, services providers, consultants, and employees.

o under our U.S. Plan we have issued an additional 750,000 shares of restricted stock for grants to Scientific Advisory Board members, consultants and directors.

Such issuances will, if and when made (and if options or warrants are subsequently exercised), dilute your percentage ownership in the company.

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

An additional 1,894,808 shares of our common stock were issued in private placements in late October and early November 2004 and in February 2005 (each share accompanied by a warrant to purchase one share of our common stock at an exercise price of $1.50 per share, which warrant is exercisable for a one-year period from the date of issuance, and a warrant to purchase one share of our common stock at an exercise price of $2.50 per share, which warrant is exercisable for a three-year period from the date of issuance. The shares of common stock will be eligible for sale in the public markets pursuant to Rule 144 later this year and in early 2006 and also have "piggy back" registration rights, subject to underwriter discretion, to be included by the Company in a registration statement filed with the Securities and Exchange Commission.

In May 2005, we issued 186,875 shares at $0.80 per share pursuant to a private placement and in July 2005 we issued an additional 165,000 shares at $0.60 per share pursuant to a private placement. We are seeking additional financings through a contemplated subsequent financing described above that would likely include the granting of demand registration rights.

On September 30, 2005, we issued 312,500 shares of our common stock at $0.80 per share pursuant to a first closing under the offering of up to 1,250,000 shares (the "Offering") (each share accompanied by a warrant to purchase one share of our common stock at an exercise price of $1.00 per share, which warrant is exercisable for a three-year period from the date of issuance). We have agreed to file a Registration Statement on Form SB-2 (or an alternative available form if we are not eligible to file a Form SB-2) covering the above shares no later than forty five (45) days after the final closing under the Offering and will use our reasonable best efforts to cause such Registration Statement to be declared effective within ninety (90) days thereafter. In the event the Registration Statement has not been declared effective within 135 days of such closing of the Offering, we are obligated to pay the buyers of the above shares liquidated damages equal to 1.0% of the amount invested for each subsequent 30-day period until such Registration Statement is declared effective.

On December 7, 2005 we issued 187,500 shares of our common stock at $0.80 per share pursuant to a second closing under the Offering (each share accompanied by a warrant to purchase one share of our common stock at an exercise price of $
1.00 per share, which warrant is exercisable for a three-year period from the date of issuance). The above shares have the same registration rights as the shares issued under the first closing of the Offering.

We also issued the following warrants effective the fourth quarter of 2004: (i) to Ramot and its designees, Dr. Daniel Offen, Professor Eldad Melamed, Pnina Green, and Mr. Yosef Levy, warrants to purchase, in the aggregate, 10,606,415 shares of our common stock at a purchase price of $0.01 per share; (ii) to each of our consultants, Dr. Daniel Offen and Professor Eldad Melamed, warrants to purchase 1,097,215 shares of our common stock at a purchase price of $0.01 per share. We have agreed to register the shares underlying these warrants (whether by demand, piggy back registration or otherwise) by no later than twenty-one
(21) months from July 8, 2004 (the execution date of our License Agreement with Ramot) and agreed to maintain the effectiveness of a registration statement covering such shares until the earlier of (i) the time at which, in the opinion of counsel to the Company, all of the shares underlying the warrant then held by the Holder could be sold in any 90 day period pursuant to Rule 144 under the Securities Act or (ii) the expiration date of the warrant. These registration rights shall be set forth fully in a separate registration rights agreement to be entered into between us and the holders which agreement shall include customary provisions regarding, inter alia, deferrals, cutbacks, lockups and indemnification by the Company of the Holder. We also issued (i) two warrants in December 2004 to two different consultants to purchase respectively 1,350,000 and 450,000 shares of our common stock, which warrants have certain piggy back registration rights (ii) a warrant in May 2005 to purchase 47,500 shares of our common stock as a retainer to the placement agent, which warrant has certain piggy back registration rights and (iii) 50,000 shares of common stock to consultants in consideration for EDGAR filing services, which shares have certain piggy-back registration rights.

Finally, we expect to register the shares subject to our Global Plan and U.S. Plan pursuant to a Form S-8 registration statement in the coming future, and have agreed to register the shares underlying Dr. Beck's, Mr. Drucker's and Mr. Stolick's options on such a Form S-8 registration statement; provided that this obligation shall not take effect until the one year anniversary of the grant of the options.

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

Our principal operations are located through our subsidiary in Israel and our principal assets are located outside the United States. Our Chief Operating Officer, Chief Financial Officer and some of our directors are foreign citizens and do not reside in the United States. It may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or these persons and as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our directors or executive officers in United States courts. Thus, should any situation arise in the future in which you have a cause of action against these persons or entities, you are at greater risk in investing in our company rather than a domestic company because of greater potential difficulties in bring lawsuits or, if successful, collecting judgments against these persons or entities as opposed to domestic persons or entities.

POLITICAL, ECONOMIC AND MILITARY INSTABILITY IN ISRAEL MAY IMPEDE OUR ABILITY TO EXECUTE OUR PLAN OF OPERATIONS.

Our principal offices and the research and development facilities of the scientific team funded by us under the Ramot Agreement are located in Israel. Accordingly, political, economic and military conditions in Israel may affect directly our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Since October 2000, terrorist violence in Israel has increased significantly and until they were recently revived, negotiations between Israel and Palestinian representatives had effectively ceased. Ongoing or revived hostilities or other factors related to Israel could harm our operations and research and development process and could impede our ability to execute our plan of operations.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Principal Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Principal Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Principal Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2006, the Company entered into an agreement with Princeton Research, Inc. ("PRI") pursuant to which in consideration for the services provided by PRI, the Company will issue PRI 150,000 shares of restricted stock at a purchase price equal to a par value of $0.00005 each, which shares shall be subject to the Company's right to repurchase such shares at the Purchase Price in the event PRI breaches its obligations or in the event the agreement is terminated for any reason. Such repurchase right shall expire twelve (12) months from the date thereof.

On January 4, 2006, the Company entered into an agreement with Friedland Corporate Investor Services LLC ("Friedland") pursuant to which in consideration for the services provided by Friedland, the Company will issue Friedland 200,000 shares of restricted stock at a purchase price equal to a par value of $0.00005 each ("Purchase Price"), which shares shall be subject to the Company's right to repurchase such shares at the Purchase Price in the event Friedland breaches its obligations or in the event the agreement is terminated for any reason. Such repurchase right shall expire twelve (12) months from the date thereof. In addition to the above shares, Friedland will also be granted options to purchase 230,00 shares of the Company's common stock at a price per share of $0.65, which options shall be issued under the US Plan and shall vest in three (3) equal annual installments commencing on the date thereof and shall be exercisable during a period of ten (10) years.

On January 8, 2006, the Company entered into an agreement with Daronet Ltd. ("Daronet") pursuant to which in consideration for the services provided by Daronet, the Company will grant Daronet options to purchase 8,000 shares of the Company's common stock at a price per share of $0.15, which options shall be issued under the Global Plan and shall vest over a period of twelve (12) months commencing on the date thereof and shall be exercisable during a period of five
(5) years.

On December 14, 2005, the Company granted Rainbow Biotechnologies Sarl options to purchase 457,163 shares of the Company's common stock at a price per share of $0.70, which options were issued under the Global Plan and shall vest over a period of three (3) months commencing on the date of the grant and shall be exercisable during a period of ten (10) years.

On December 14, 2005, the Company granted Arttic Israel-Halevy Dweck Ltd. fully-vested options to purchase 20,000 shares of the Company's common stock at a price per share of $ 0.15, which options were issued under the Global Plan and shall be exercisable during a period of three (3) years.

None of these transactions involved any underwriters, underwriting discounts or commissions and we believe that such transactions were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

ITEM 6. EXHIBITS

10.1  Form of December 2005 Subscription Agreement (incorporated by reference to
      Exhibit 10.21 of the Registrant's Current Report on Form 8-K dated December 7, 2005).

10.2 Form of Warrant to purchase common stock for $1.00 per share (incorporated by reference to Exhibit 4.10 of the Registrant's Current Report on Form 8-K dated December 7, 2005).

31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BRAINSTORM CELL THERAPEUTICS INC.

Dated: February 6, 2006
                                      By: /s/ Yoram Drucker
                                          -----------------------------------
                                      Name:  Yoram Drucker
                                      Title: Chief Operating Officer
                                             (Principal Executive Officer)

Dated: February 6, 2006

                                      By: /s/ David Stolick
                                          -----------------------------------
                                      Name:  David Stolick
                                      Title: Chief Financial Officer
                                             (Principal Financial Officer)