Form 10KSB
period 2006-03-31
BRAINSTORM CELL THERAPEUTICS INC
filed 2006-06-29
CIK 1137883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2006

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

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $.00005 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [X]

The registrant did not have any revenues for the fiscal year ended March 31, 2006.

As of June 9, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $9,195,280, based on the closing price of $0.51 as reported on the OTC Bulletin Board operated by the NASD.

As of June 9, 2006, the number of shares outstanding of the Registrant's Common Stock, $0.00005 par value per share, was 23,329,961.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

                                                                     Page Number
                                                                     -----------

                                     PART I

Item1.   Description of Business                                             1

Item 2.  Description of Property                                            13

Item 3.  Legal Proceedings                                                  13

Item 4.  Submission of Matters to a Vote of Security Holders                13

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters           13

Item 6.  Plan of Operation                                                  15

Item 7.  Financial Statements                                               18

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure                                           47

Item 8A. Controls and Procedures                                            47

Item 8B. Other Information                                                  47

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act         47

Item 10. Executive Compensation                                             49

Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                         52

Item 12. Certain Relationships and Related Transactions                     56

Item 13. Exhibits                                                           57

Item 14. Principal Accountant Fees and Services                             57

                                     PART I
                                  SPECIAL NOTE

Unless otherwise specified in this annual report, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars and all payments hereunder shall be made in U.S. dollars.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains numerous statements, descriptions, forecasts and projections, regarding BrainStorm Cell Therapeutics Inc. and its potential future business operations and performance. These statements, descriptions, forecasts and projections constitute "forward-looking statements," and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such "forward-looking statements." Some of these are described under "Certain Risk Factors That May Affect Future Results" in this annual report. In some cases you can identify such "forward-looking statements" by the use of words like "may," "will," "should," "could," "expects," "hopes," "anticipates," "believes," "intends," "plans," "estimates," "predicts," "likely," "potential," or "continue" or the negative of any of these terms or similar words. These "forward-looking statements" are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated "forward-looking statements" and projections will not be correct. Although we believe that the expectations reflected in these "forward-looking statements" are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption "Certain Risk Factors That May Affect Future Results" in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

Item 1. Description of Business.

Company Overview

BrainStorm Cell Therapeutics Inc. ("BrainStorm" or the "Company") is an emerging company developing stem cell therapeutic products based on breakthrough technologies enabling the in vitro differentiation of bone marrow stem cells to neural-like cells. We aim to become a leader in adult stem cell transplantation for neurodegenerative diseases. Our focus is on utilizing the patient's own bone marrow stem cells to generate neuron-like cells that may provide an effective treatment initially for Parkinson's Disease (PD), and thereafter for Multiple Sclerosis and other neurodegenerative disorders.

Our core technology, NurOwn(TM), was developed through a collaboration between prominent neurologist, Prof. Eldad Melamed, Head of Neurology of the Rabin Medical Center and member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research, and expert cell biologist Dr. Daniel Offen, of the Felsenstein Medical Research Center of Tel-Aviv University.

This scientific team is among the first to have successfully demonstrated release of dopamine from in vitro differentiated bone marrow cells. Moreover, in research conducted by this team, implantation of these differentiated cells into brains of animal models that had been induced to Parkinsonian behavior markedly improved their symptoms. We intend to apply the patent-pending technology to the development of innovative autologous cell therapeutic products, NurOwn(TM), for treatment of neurological diseases.

BrainStorm holds exclusive worldwide rights to commercialize the NurOwn(TM) technology, through a licensing agreement with Ramot at Tel Aviv University Ltd. ("Ramot"), the technology transfer company of Tel Aviv University. The agreement also provides for further research, funded by BrainStorm, to be performed by Prof. Melamed, Dr. Offen and members of their research team at the Felsenstein Medical Research Center. The results of this research are licensed to us under the terms of the license agreement. Thus, although a development stage company, we have access to the research results of an R&D team comprised of approximately 12 experts in the technology field, including molecular and cell biologists, pharmacologists and animal model experts.

We are currently in the developmental stage of our technology and products and we have not yet begun the process of seeking regulatory approval from regulatory agencies. Our efforts are directed at the development of the technology from the lab to the clinic with the following main objectives:

      o Developing the cell differentiation process according to Food and Drug Administration (FDA) guidelines;

      o Demonstrating safety and efficacy first in animals and then in patients; and

      o Setting up centralized facilities to provide NurOwn(TM) therapeutic products and services for transplantation in patients.

We intend to enter into strategic partnerships as we progress towards advanced clinical development and commercialization.

History

The Company was incorporated under the laws of the State of Washington on September 22, 2000, under the name Wizbang Technologies, Inc. and acquired the right to market and sell a digital data recorder product line in certain states in the U.S. Subsequently, the Company changed its name to Golden Hand Resources Inc. On July 8, 2004, the Company entered into the licensing agreement with Ramot to acquire certain stem cell technology and decided to discontinue all activities related to the sales of digital data recorder product. On November 22, 2004, the Company changed its name from Golden Hand Resources Inc. to BrainStorm Cell Therapeutics Inc. to better reflect its new line of business in development of novel cell therapies for neurodegenerative diseases. On October 25, 2004, the Company opened its wholly-owned subsidiary, BrainStorm Cell Therapeutics Ltd. in Israel.

Stem Cell Therapy

Our activities are within the stem cell therapy field. Stem cells are non-specialized cells with a potential for both self-renewal and differentiation into cell types with a specialized function, such as muscle, blood or brain cells. The cells have the ability to undergo asymmetric division such that one of the two daughter cells retains the properties of the stem cell, while the other begins to differentiate into a more specialized cell type. Stem cells are therefore central to normal human growth and development, and also are a potential source of new cells for the regeneration of diseased and damaged tissue. Stem cell therapy aims to restore diseased tissue function by the replacement and/or addition of healthy cells by stem cell transplants.

Currently, two principal platforms for cell therapy products are being explored:
(i) embryonic stem cells ("ESC"), isolated from the inner mass of a few days old embryo; and (ii) adult stem cells, sourced from bone marrow, cord blood and various organs. Although ESCs are the easiest to grow and differentiate, their use in human therapy is limited by safety concerns associated with their tendency to develop Teratomas (a form of tumor) and their potential to elicit an immune reaction. In addition, ESC has generated much political and ethical debate due to their origin in early human embryos.

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

Parkinson's Disease ("PD")

Background

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

Over four million people suffer from PD in the western world, of whom about 1.5 million are in the United States. In over 85% of cases, PD occurs in people over the age of 65. Thus, prevalence is increasing in line with the general aging of the population. We believe the markets for pharmaceutical treatments for PD have a combined value of approximately $4 billion per year. However, these costs are dwarfed when compared to the total economic burden of the disease, which has been estimated by the National Institute of Neurological Disease (NINDS) to exceed an annual $26 billion in the U.S. alone, including costs of medical treatment, caring, facilities and other services, as well as loss of productivity of both patients and caregivers.

Description

The classic symptoms of PD are shaking (tremor), stiff muscles (rigidity) and slow movement (bradykinesia). A person with fully developed PD may also have a stooped posture, a blank stare or fixed facial expression, speech problems and difficulties with balance or walking. Although highly debilitating, the disease is not life threatening and an average patient's life span is approximately 15 years.

Current Treatments

Current drug therapy for PD comprises dopamine replacement, either directly (levodopa), with dopamine mimetics or by inhibition of its breakdown. Thus, the current drugs focus on treating the symptoms of the disease and do not presume to provide a cure.

Levodopa, which remains the standard and most potent PD medication available, has a propensity to cause serious motor response complications (MRCs) with long-term use. Moreover, effective drug dosage often requires gradual increase, leading to more adverse side effects and eventual resistance to their therapeutic action. This greatly limits patient benefit. Therefore, physicians and researchers are continuously seeking levodopa-sparing strategies in patients with early-stage disease to delay the need for levodopa, as well as in patients with late stage disease who no longer respond to therapy.

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

In addition to the symptomatic drug development approaches, there is an intense effort to develop cell and gene therapeutic "curative" approaches to restore the neural function in patients with PD, by (i) replacing the dysfunctional cells with dopamine producing cell transplant, or by (ii) providing growth factors and proteins, such as glial derived neurotrophic factor (GDNF), that can maintain or preserve the patient's remaining dopaminergic cells, protecting them from further degeneration. Preclinical evaluation of cell therapeutic approaches based on transplantation of dopaminergic neurons differentiated in vitro from ESC, have been successful in ameliorating the parkinsonian behavior of animal models, as has direct gene therapy with vectors harboring the GDNF gene. However, these approaches are limited, in the first case, by the safety and ethical considerations associated with use of ESC, and, in the second case, by the safety risks inherent to gene therapy.

In fact, PD is the first neurodegenerative disease for which cell transplantation has been attempted in humans, first with adrenal medullary cells and, later, with tissue grafts from fetal brain. About 300 such fetal transplants have already been performed and some benefits have been observed, mainly in younger patients. However, this approach is not only impractical but greatly limited by the ethical issues influencing the availability of human fetuses. The above considerations have led to intensive efforts to define and develop appropriate cells from adult stem cells.

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

Current Treatment

The physician bases medication decisions on the patient's symptoms and the stage of the disease. Some medications used for ALS patients include:

      o Riluzole - the only medication approved by the FDA to slow the progress of ALS. While it does not reverse ALS, riluzole has been shown to reduce nerve damage. Riluzole may extend the time before a patient needs a ventilator (a machine to help breathe) and may prolong the patient's life by several months;

      o Baclofen or Diazepam - these medications may be used to control muscle spasms, stiffness or tightening (spasticity) that interfere with daily activities; and

      o Trihexyphenidyl or Amitriptyline - these medications may help patients who have excess saliva or secretions, and emotional changes.

Other medications may be prescribed to help reduce such symptoms as fatigue, pain, sleep disturbances, constipation, and excess saliva and phlegm.

BrainStorm's Technology

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

In parallel, we will use the GDNF-secreted cells for cell therapy in ALS patients. The motoneurons in those patients are rapidly degenerated in the limbs followed by cell destruction in the spinal cords. In several studies over the world, GDNF have been shown to be highly protective, in both in vitro and in vivo models of ALS. Therefore, we intend to restore the motoneurons cell bodies by injecting the GDNF-secreted cells into the muscles and/or the spinal cords in

ALS patients.

The research team led by Prof. Melamed and Dr. Offen has achieved expansion of human bone marrow mesenchymal stem cells and their differentiation into both types of brain cells, neurons and astrocytes, each having therapeutic potential, as follows:

NurOwn(TM) program 1 - DA neuron-like cells - human bone marrow derived dopamine producing neural cells for restorative treatment in PD. Human bone marrow mesenchymal stem cells were isolated and expanded. Subsequent differentiation of the cell cultures in a proprietary differentiation medium generated cells with neuronal-like morphology and showing protein markers specific to neuronal cells. Moreover, the in vitro differentiated cells were shown to express enzymes and proteins required for dopamine metabolism, particularly the enzyme tyrosine hydroxylase. Most importantly, the cells produce and release dopamine in vitro. Further research consisting of implanting these cells in an animal model of PD (6-OHDA induced lesions), showed the differentiated cells exhibit long-term engraftment, survival and function in vivo. Most importantly, such implantation resulted in marked attenuation of their symptoms, essentially reversing their Parkinsonian movements.

NurOwn(TM) program 2 - GDNF astrocyte-like cells - human bone marrow derived GDNF producing astrocyte for treatment of PD, ALS and spinal cord injury. In vitro differentiation of the expanded human bone marrow derived mesenchymal stem cells in a special proprietary medium and generated cells with astrocyte-like morphology that expressed astrocyte specific markers. Moreover, the in vitro differentiated cells were shown to express and secrete GDNF into the growth medium. GDNF is a protein, previously been shown to protect, preserve and even restore neurons, particularly dopaminergic cells in PD, but also neuron function in other neurodegenerative pathologies such as ALS and Huntington's. Unfortunately, therapeutic application of GDNF is hampered by its poor brain penetration and stability. Attempting to infuse the protein directly to the brain is impractical and the alternative, using GDNF gene therapy, suffers from the limitations and risks of using viral vectors. Our preliminary results show that our GDNF astrocyte-like cells, when transplanted into PD rats with a 6-OHDA lesion, show significant efficacy. Within weeks of the transplantation, there was an improvement of more than 50% in the animals' characteristic disease symptoms.

We intend to optimize the proprietary processes for transformation of human bone marrow expanded mesenchymal stem cells into differentiated cells that produce dopamine and/or GDNF for implantation to PD and ALS patients. The optimization and process development will be conducted in an effort to comply with FDA guidelines for Good Tissue Practice (GTP) and Good Manufacturing Practice (GMP). Once the optimization of the process is completed, we intend to evaluate the safety and efficacy of our various cell transplants in animal models, (separately and in combination). Based on the results in animals we intend to use the differentiated cell products for conducting clinical trials to assess the efficacy of the cell therapies in PD and ALS patients.

Our technology is based on the NurOwn(TM) products - an autologous cell therapeutic modality, comprising the extraction of the patient bone marrow, processed into the appropriate neuronal cells and re-implanted into the patient's brain. This approach is taken in order to increase patient safety and minimize any chance of immune reaction or cell rejection.

We believe that the therapeutic modality will comprise the following:

      o     Bone marrow aspiration from patient;

      o     Isolating and expanding the mesenchymal stem cells;

      o Differentiating the expanded stem cells into neuronal-like dopamine producing cells and/or astrocytes-like GDNF producing cells; and

      o Implantation of the differentiated cells into patient from whom the bone marrow was extracted.


Business Strategy

Our efforts are currently focused on the development of the technology to convert the process from the lab stage to the clinical stage, with the following main objectives:

      o Developing the cell differentiation process according to health regulation guidelines;

      o Demonstrating safety and efficacy, first in animals and then in patients; and

      o Setting up centralized facilities to provide NurOwn(TM) therapeutic products and services for transplantation in patients.

We intend to enter into strategic partnerships as we progress towards advanced clinical development and commercialization with companies responsible for advanced clinical development and commercialization. We intend to provide strategic partners with services required to process the NurOwn(TM) products for the clinical trials. This approach is intended to generate an early inflow of up-front and milestone payments and to enhance our capacities in regulatory and clinical infrastructure while minimizing expenditure and risk.

Business Model

Our objective is to have the proprietary procedure adopted by an expanding user base of medical centers, throughout the U.S. and Europe, for the treatment of PD, ALS and later MS. Our intended procedure for the replacement of the degenerated neurons with healthy functional cells derived by differentiation of bone marrow, may be among the earliest successes of stem cell technologies and could be the starting point for a massive market potential in the area of autologous transplantation. A central laboratory would be responsible for processing bone marrow extracted from patients, enabling the production of the cells required for the transplantation. Transplantation would be carried out by the medical center, with revenues shared with us on an agreed basis.

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

Potential strategic partners include:

      o Private Medical Center Chains - interested in expanding their service offerings and being associated with an innovative technology, thereby enhancing their professional standing and revenue potential; and

      o Major Pharmaceutical and/or Medical Device Companies - seeking new product opportunities and/or wishing to maintain interest in the market, which may shift away from drugs towards surgical treatment.

We cannot assure you that we will succeed in finding strategic partners that are willing to enter into collaborations for our potential products at the appropriate stage of development, on economic terms that are attractive to us or at all.

Intellectual Property

      o The NurOwn(TM) technology for differentiation of dopamine producing neuron-like cells is covered by PCT patent application number PCT/IL03/00972 filed on November 17, 2003.

      o A provisional patent application 60/690,879 was filed for the NurOwn(TM) technology for differentiating astrocyte-like cells in June 2005. This application was later filed as a PCT (number still not available) in June 2006.

      o A provisional patent application 60/748,219 was filed for covering methods of generating oligodendrocytes astrocytes from bone marrow stem cells on December 8, 2005.

      o     The Company has filed for a trademark on NurOwn(TM).

The patent applications, as well as relevant know-how and research results are licensed from Ramot. BrainStorm intends to work with Ramot to protect and enhance its intellectual property rights by filing continuations and new patent applications on any improvements to NurOwn(TM) and any new discoveries arising in the course of research and development.

Research and License Agreement with Ramot

On July 8, 2004, we entered into our Research and License Agreement (the "Original Ramot Agreement") with Ramot at Tel Aviv University Ltd. ("Ramot"), the technology licensing company of Tel Aviv University, which Agreement was amended on March 30, 2006 by the Amended Research and License Agreement (described below). Under the terms of the Original Ramot Agreement, Ramot granted to us an exclusive license to (i) the know how and patent applications on the above mentioned stem cell technology developed by the team led by Prof. Melamed and Dr. Offen, and (ii) the results of further research to be performed by the same team on the development of the stem cell technology. Simultaneously with the execution of the Original Ramot Agreement, we entered into individual consulting agreements with Prof. Melamed and Dr. Offen pursuant to which all intellectual property developed by Prof. Melamed or Dr. Offen in the performance of services thereunder will be owned by Ramot and licensed to us under the Original Ramot Agreement.

As of November 4, 2004, we entered into consulting agreements with Prof. Melamed and Dr. Offen, under which we pay each of them an annual consulting fee of $72,000 and we issued each of them warrants to purchase 1,097,215 shares of our Common Stock (3% of our issued and outstanding shares at such time).

Each of the warrants is exercisable for a five-year period beginning on November 4, 2005.

Under the Original Ramot Agreement, we agreed to fund further research relating to the licensed technology in an amount of $570,000 per year for an initial period of two years, and for an additional two-year period if certain research milestones are met.

In consideration for the license, we originally agreed to pay Ramot:

      o     An up-front license fee payment of $100,000;

      o An amount equal to 5% of all Net Sales of Products as those terms are defined in the Original Ramot Agreement; and

      o An amount equal to 30% of all Sublicense Receipts as such term is defined in the Original Ramot Agreement.

In addition, under the Original Ramot Agreement, we issued to Ramot and its designees, warrants to purchase an aggregate of 10,606,415 shares of our Common Stock (29% of our issued and outstanding shares as of November 4, 2004). Each of the warrants is exercisable for a five-year period beginning on November 4, 2005.

On March 30, 2006, we entered into an Amended Research and License Agreement (the "Amended Research and License Agreement") with Ramot. Under the Amended Research and License Agreement, the funding of research relating to the licensed technology in an amount of $570,000 per year has been reduced to $380,000 per year, retroactively. Moreover, under the Amended Research and License Agreement, the initial period of time that the Company has agreed to fund the research has been extended from an initial period of two (2) years to an initial period of three (3) years. The Amended Research and License Agreement also extends the additional two-year period in the Original Ramot Agreement to an additional three-year period, if certain research milestones are met. In addition, the Amended Research and License Agreement reduces certain royalties payments that the Company may have to pay from five percent (5%) to three percent (3%) of all Net Sales (as defined therein). The Amended Research and License Agreement also reduces potential payments concerning sublicenses from 30% to 20-25% of Sublicense Receipts (as defined therein).

Government Regulations and Supervision

Once fully developed, we intend to market our bone marrow derived differentiated neural-like cell products, NurOwn(TM), for transplantation in patients by neurosurgeons in medical facilities in the U.S., Europe, Japan and the Pacific Rim. Accordingly, we believe our research and development activities and the manufacturing and marketing of our technology are subject to the laws and regulations of governmental authorities in the United States and other countries in which our technology and products will be marketed. Specifically, in the U.S., the FDA, among other agencies, regulates new biological product approvals
(BLA) to establish safety and efficacy, as well as appropriate production of these products. Governments in other countries have similar requirements for testing and marketing.

As we are currently only in the developmental stage of our technology and NurOwn(TM) cell product, we have not yet begun the process of seeking regulatory approval from the FDA or other regulatory agencies. We intend to retain expert regulatory consultants to assist us in our approach to the FDA in our efforts to achieve regulatory approval.

Regulatory Process in the United States

Regulatory approval of new biological products is a lengthy procedure leading from development of a new product through pre-clinical animal testing and clinical studies in humans. This process takes a number of years, is regulated by the FDA and requires the expenditure of significant resources. There can be no assurance that our technology will ultimately receive regulatory approval. We summarize below our understanding of the regulatory approval requirements that may be applicable to us if we begin the process of seeking an approval from the FDA.

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

Although there can be no assurance that the FDA will not choose to change its regulations, current regulation proposes that cell products which are manipulated, allogeneic, or as in our case, autologous but intended for a different purpose than the natural source cells (NurOwn(TM) are bone marrow derived and are intended for brain transplantation) must be regulated through a "tiered approach intended to regulate human cellular and tissue based products only to the extent necessary to protect public health". Thus the FDA requires:
(i) preclinical laboratory and animal testing; (ii) submission of an Investigational New Drug (IND) exemption which must be effective prior to the initiation of human clinical studies; (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use; (iv) submission to the FDA of a BLA; and (v) review and approval of the BLA as well as inspections of the manufacturing facility for GMP compliance, prior to commercial marketing of the product.

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

Competition

We face significant competition in our efforts to develop our products and services: (i) cell therapies competing with NurOwn(TM) and its applications and
(ii) other treatments or procedures to cure or slow the effects of PD and other neurodegenerative diseases. There are a number of companies developing cell therapies. Among them, are companies that are involved in the controversial fetal cell transplant or ESC-derived cell therapy, as well as companies developing adult stem cells. Other companies are developing traditional chemical compounds, new biological drugs, cloned human proteins and other treatments, which are likely to impact the markets, which we intend to target. We believe that as an autologous bone marrow derived product that has shown proof of concept in vitro and in animal studies, NurOwn(TM) has a first mover advantage in the adult stem cell space and that such space has competitive advantages over the fetal cell or ESC-derived cell space as it has a long safety record and does not have the same ethical limitations

Employees

As of June 9, 2006, we have two executive officers, Yoram Drucker, Chief Operating Officer and David Stolick, Chief Financial Officer. On November 10, 2005, Dr. Yaffa Beck resigned from her positions as President and CEO and director of the Company. Mr. Drucker has assumed Dr. Beck's responsibilities as principal executive officer. We have used consultants, attorneys and accountants as necessary. We currently have seven scientific and administrative employees. Assuming we consummate our intended financings, we expect to increase our staff significantly in the near future. None of our employees is represented by a labor union and we believe that we have good relations with our employees.

Certain Risk Factors That May Affect Future Results

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

In order to execute our business plan, we will need to raise additional capital in the coming months. If we are unable to raise additional capital on favorable terms and in a timely manner, we will not be able to achieve our business and we could be forced to restrict or cease our operations. We will need to raise additional funds within the coming months to meet our anticipated expenses so that we can execute our business plan. We expect to incur substantial and increasing net losses for the foreseeable future as we increase our spending to execute our development programs. Our auditors have expressed in their audit report that there is substantial doubt regarding our ability to continue as a going concern.The financial statements have been prepared assuming the Company will continue as a going concern. The financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and amounts and classification of liabilities that may result from the outcome of this uncertainly.

We continue to seek additional financings although we have so far been unsuccessful in our efforts. Even if we complete an interim or bridge financing we would still need to secure additional funds to effect our plan of operations. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds on favorable terms and in a timely fashion, we will be unable to execute our business plan and we will be forced to restrict or cease our operations.

Assuming we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges (including registrations rights) senior to those of the rights of our Common Stock and our stockholders will experience additional dilution.

Our company has a history of losses and we expect to incur losses for the foreseeable future. We had no revenues for the fiscal years ended March 31, 2004, March 31, 2005 or March 31, 2006 or for any interim period since then. As a development stage company, we are in the early stages of executing against our business plan. Our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. Most notably, we do not expect that any therapies resulting from our or our collaborators' research and development efforts will be commercially available for a significant number of years, if at all. We also do not expect to generate revenues from strategic partnerships or otherwise for at least the next 12 months, and likely longer. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have an adverse impact on our working capital, total assets and stockholders' equity, and we may never achieve profitability.


We have a limited operating history, which will limit your ability to evaluate our operations and prospects. We were incorporated under the laws of the State of Washington on September 22, 2000, but only changed our business model to focus on stem cell research in connection with the signing of the Original Ramot Agreement in July 2004. We have a limited operating history upon which you may evaluate our operations and prospects. Our limited operating history makes it difficult to evaluate our commercial viability. Our potential success should be evaluated in light of the problems, expenses and difficulties frequently encountered by new businesses in general and biotechnology businesses specifically.

Our business in the foreseeable future will be based on technology licensed from Ramot and if this license were to be terminated for any reason, including failure to pay the required research funding or royalties, we would need to change our business strategy and we may be forced to cease our operations. The Original Ramot Agreement imposes on us development and commercialization obligations, milestone and royalty payment obligations and other obligations. In October 2004, we made payments to Ramot to cover the up-front license fee, reimbursement of certain patent expenses and initial research funding. Under the Amended Research and License Agreement, we are obligated to pay Ramot $95,000 on a quarterly basis through April 2007, and, if certain research milestones are met, we are obligated to pay Ramot such amount for an additional three-year period. If we fail to comply with these obligations to Ramot, Ramot may have the right to terminate the license. If Ramot elects to terminate our license, we would need to change our business strategy and we may be forced to cease our operations.

The field of stem cell therapy is new and our development efforts may not yield an effective treatment of human diseases. The field of stem cell therapy is new and, except for bone marrow transplants for neoplastic disease, it remains largely untested in the clinical setting. Our intended cell therapeutic treatment methods for PD and ALS involve a new approach that has never proven to work in human testing. We are still conducting experimental testing in animals for our treatment, which, together with other stem cell therapies, may ultimately prove ineffective in treatment of human diseases. If we cannot successfully implement our stem cell therapy in human testing, we would need to change our business strategy and we may be forced to cease our operations.

Our ability to commercialize the products we intend to develop will depend upon our ability to prove the efficacy and safety of these products according to government regulations. Our present and proposed activities are subject to extensive and rigorous regulation by governmental authorities in the U.S. and other countries. To clinically test, produce and market our proposed future products for human use, we must satisfy mandatory procedural and safety and efficacy requirements established by the FDA and comparable state and foreign regulatory agencies. Typically, such rules require that products be approved by the government agency as safe and effective for their intended use prior to being marketed. The approval process is expensive, time consuming and subject to unanticipated delays. It takes years to complete the testing of a product, and failure can occur at any stage of testing. Our product candidates may not be approved. In addition, our product approvals could be withdrawn for failure to comply with regulatory standards or due to unforeseen problems after the product's marketing approval.

Testing is necessary to determine safety and efficacy before a submission may be filed with the FDA to obtain authorization to market regulated products. In addition, the FDA imposes various requirements on manufacturers and sellers of products under its jurisdiction, such as labeling, GMP, record keeping and reporting requirements. The FDA also may require post-marketing testing and surveillance programs to monitor a product's effects. Furthermore, changes in existing regulations or the adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals or could negatively affect the marketing of our existing products.

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

We may not be able to succeed in our business model of seeking to enter into collaborations at appropriate stages of development. We intend to enter into strategic partnerships as we progress towards advanced clinical development and commercialization with companies responsible for such activities. We intend to provide strategic partners with services required to process the NurOwn(TM) products for the clinical trials. It may be difficult for us to find third parties that are willing to enter into collaborations for our potential products at the appropriate stage of development, on economic terms that are attractive to us or at all. If we are not able to continue to enter into acceptable collaborations, we could fail in our strategy of generating an early inflow of up-front and milestone payments and to enhance our capacities in regulatory and clinical infrastructure while minimizing expenditure and risk and we could be required to undertake and fund further development, clinical trials, manufacturing and marketing activities solely at our own expense.

We may be dependent upon a company with which we enter into collaborations to conduct clinical trials and to commercialize our potential products. If we are ultimately successful in executing our strategy of securing collaborations with companies that would undertake advanced clinical development and commercialization of our products, we may not have day-to-day control over their activities. Any such collaborator may adhere to criteria for determining whether to proceed with a clinical development program under circumstances where we might have continued such a program. Potential collaborators may have significant discretion in determining the efforts and amount of resources that they dedicate to our collaborations or may be unwilling or unable to fulfill their obligations to us, including their development and commercialization. Potential collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or other development of our products. They may also not properly maintain or defend our intellectual property rights or they may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability. Potential collaboration partners may have the right to terminate the collaboration on relatively short notice and if they do so or if they fail to perform or satisfy their obligations to us, the development or commercialization of products would be delayed and our ability to realize any potential milestone payments and royalty revenue would be adversely affected.

We face significant competition in our efforts to develop cell therapies for PD, ALS and other neurodegenerative diseases. We face significant competition in our efforts to develop cell therapies and other treatment or procedures to cure or slow the effects of PD, ALS and other neurodegenerative diseases. Among our competitors are companies that are involved in the fetal cell transplant or embryonic stem cell derived cell therapy and companies developing adult stem cells. Other companies are developing traditional chemical compounds, new biological drugs, cloned human proteins and other treatments, which are likely to impact the markets, which we intend to target. Many of our competitors possess longer operating histories and greater financial, managerial, scientific and technical resources than we do and some possess greater name recognition and established customer bases. Many also have significantly more experience in preclinical testing, human clinical trials, product manufacturing, the regulatory approval process and marketing and distribution than we do. All of these factors put us at a competitive disadvantage.

If Ramot is unable to obtain patents on the patent applications and technology exclusively licensed to us or if patents are obtained but do not provide meaningful protection, we may not be able to successfully market our proposed products. We rely upon the patent application as filed by Ramot and the license granted to us by Ramot under the Original Ramot Agreement. We agreed under the Original Ramot Agreement to seek comprehensive patent protection for all inventions licensed to us under the Original Ramot Agreement. However, we cannot be sure that any patents will be issued to Ramot as a result of its domestic or future foreign patent applications or that any issued patents will withstand challenges by others.

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

As a result of our reliance on consultants, we may not be able to protect the confidentiality of our technology, which, if disseminated, could negatively impact our plan of operations. We currently have relationships with two academic consultants who are not employed by us, and we may enter into additional relationships of such nature in the future. We have limited control over the activities of these consultants and can expect only limited amounts of their time to be dedicated to our activities. These persons may have consulting, employment or advisory arrangements with other entities that may conflict with or compete with their obligations to us. Our consultants typically sign agreements that provide for confidentiality of our proprietary information and results of studies. However, in connection with every relationship, we may not be able to maintain the confidentiality of our technology, the dissemination of which could hurt our competitive position and results of operations. To the extent that our scientific consultants develop inventions or processes independently that may be applicable to our proposed products, disputes may arise as to the ownership of the proprietary rights to such information, we may expend significant resources in such disputes and we may not win those disputes.

The price of our stock is expected to be volatile. The market price of our Common Stock has fluctuated significantly in the short time it has been traded, and is likely to continue to be highly volatile. To date, the trading volume in our stock has been relatively low and significant price fluctuations can occur as a result. An active public market for our Common Stock may not continue to develop or be sustained. If the low trading volumes experienced to date continue, such price fluctuations could occur in the future and the sale price of our Common Stock could decline significantly. Investors may therefore have difficulty selling their shares.

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

In November 2004 and February 2005, the Company's Board of Directors adopted and ratified the 2004 Global Share Option Plan and the 2005 U.S. Stock Option Plan and Incentive Plan (the "Global Plan" and "U.S. Plan" respectively and the "Plans" together), respectively, and further approved the reservation of 9,143,462 shares of the Company's Common Stock for issuance thereunder (the "Shares"). The Company's shareholders approved the Plans and the Shares in a special meeting of shareholders that was held on March 28, 2005. We have made and intend to make further option grants under the Plans or otherwise issue warrants or shares of our Common Stock to such individuals.

      o under our Global Plan, we have granted a total of 3,032,423 options with various exercise prices and expiration dates, to officers, directors, services providers, consultants and employees.

      o under our U.S. Plan we have issued an additional 1,330,000 shares of restricted stock and options for grants to Scientific Advisory Board members, service providers, consultants and directors.

Such issuances will, if and when made (and if options or warrants are subsequently exercised), dilute your percentage ownership in the Company.

Since October 2004, we have issued 3,881,587 shares to investors and consultants. When we register the shares or those underlying convertible securities for which we have undertaken to register, they can be sold in the public market. In addition, the shares that we will not register will become eligible for sale into the public market subject to and in accordance with applicable SEC rules and regulations, which provide exemptions from registration requirements. If any of the holders of these shares or convertible securities, or any of our existing stockholders, sell a large number of shares of our Common Stock, or the public market perceives that existing stockholders might sell shares of Common Stock, the market price of our Common Stock could decline significantly.

Investors may face significant restrictions on the resale of our stock due to the way in which stock trades are handled by broker-dealers. Brokers may be less willing to execute transactions in securities subject to "penny stock" rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock. Because of large broker-dealer spreads, investors may be unable to sell the stock immediately back to the broker-dealer at the same price the broker-dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. The market among broker-dealers may not be active. Investors in penny stocks often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make.

You may experience difficulties in attempting to enforce liabilities based upon U.S. federal securities laws against us and our non-U.S. resident directors and officers. Our principal operations are located through our subsidiary in Israel and our principal assets are located outside the U.S. Our Chief Operating Officer, Chief Financial Officer, and some of our directors are foreign citizens and do not reside in the U.S. It may be difficult for courts in the U.S. to obtain jurisdiction over our foreign assets or these persons and as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our directors or executive officers in U.S. courts. Thus, should any situation arise in the future in which you have a cause of action against these persons or entities, you are at greater risk in investing in our company rather than a domestic company because of greater potential difficulties in bring lawsuits or, if successful, collecting judgments against these persons or entities as opposed to domestic persons or entities.

Political, economic and military instability in Israel may impede our ability to execute our plan of operations. Our principal operations and the research and development facilities of the scientific team funded by us under the Original Ramot Agreement are located in Israel. Accordingly, political, economic and military conditions in Israel may affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Since October 2000, terrorist violence in Israel increased significantly and until they were recently revived, negotiations between Israel and Palestinian representatives had effectively ceased. Ongoing or revived hostilities or other factors related to Israel could harm our operations and research and development process and could impede on our ability to execute our plan of operations.

Item 2. Description of Property.

The address of our principal executive offices is 1350 Avenue of the Americas, New York, NY 10019, where in consideration for $350 per month we have a license to use office space and receive general office services until November 30, 2006.

On December 1, 2004, our Israeli subsidiary, BrainStorm Cell Therapeutics Ltd. (the "Subsidiary") entered into a lease agreement for the lease of premises in 12 Basel Street, Petach Tikva, Israel, which include approximately 600 square meters of office and laboratory space. The term of the lease is 36 months, with two options to extend: one for an additional 24 months (the "First Option"); and one for an additional 36 months (the "Second Option"). Rent is to be paid on a quarterly basis in the following amounts: (i) NIS 17,965 (approximately $3,851) per month during the first 12 months of the lease; (ii) NIS 19,527 (approximately $4,186) per month during the following 24 months of the lease;
(iii) NIS 22,317 (approximately $4,783) per month during the First Option period; and (iv) NIS 23,712 (approximately $5,082) per month during the Second Option period.

In May 2005, we completed leasehold improvements of the Petach Tikva facility for which we paid the contractor approximately $364,000 and issued it fully-vested options to purchase 30,000 shares of our Common Stock at an exercise price of $0.75 per share. The lessor has reimbursed us $82,000 in connection with these improvements. We relocated to the new facility in May 2005 and, assuming we complete additional financings, we intend to purchase certain additional laboratory equipment at an estimated cost of $150,000.

Item 3.  Legal Proceedings.

We are not a party to any pending litigation and, to our knowledge, none is contemplated or threatened.

Item 4.  Submission of Matters to Vote of Security Holders.

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our Common Stock is currently traded on the Over-The-Counter Bulletin Board operated by the NASD (OTC BB) under the symbol "BCLI.OB".

The following table sets forth for the periods indicated the high and low sales prices for our Common Stock. The information was obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended        High     Low
------------------   ------  -----
March 31, 2006       $0.66   $0.40

December 31, 2005    $0.86   $0.43

September 30, 2005   $1.19   $0.63

June 30, 2005        $2.90   $0.80

March 31, 2005       $3.50   $1.80

December 31, 2004    $2.00   $1.03

September 30, 2004   $1.20   $0.70

June 30, 2004        $1.20   $0.60

On June 9, 2006, the closing price for the Common Stock as reported by the quotation service operated by the OTC Bulletin Board was $0.51.

As of June 9, 2006, there were 111 holders of record of our Common Stock. As of such date, 23,329,961 shares of Common Stock were issued and outstanding.

Transfer Agent

First American Stock Transfer, 706 E. Bell Road, Suite 202, Phoenix, Arizona 85022 (Telephone: (602) 485-1346; Facsimile: (602) 788-0423) is the registrar and transfer agent for our common shares.

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

Recent Sales of Unregistered Securities

On February 8, 2006, in connection with a loan that we have undertaken, we issued to Double U Master Fund L.P. a fully exercisable warrant to purchase 189,000 shares of our Common Stock at an exercise price of $0.50, which warrant has a term of three (3) years and has certain piggy-back registration rights.

On February 28, 2006 and May 2, 2006, in consideration for certain legal services, we issued to BRL Law Group LLC 34,904 and 65,374 shares, respectively, of our Common Stock, which shares have certain piggy-back registration rights.

On May 2, 2006, in consideration for certain services, we issued Mr. Ernest Muller a fully-vested warrant to purchase 50,000 shares of our Common Stock at an exercise price of $0.00005, which warrant has a term of ten (10) years and has certain piggy-back registration rights.

On May 2, 2006, in accordance with the Consulting Agreement entered into by the Company and Levi Israel LLC ("Levi"), the Company issued to Levi 200,000 shares of the Company's Common Stock, which shares have piggy-back registration rights, subject to certain limitations and conditions, including, among others, cutback provisions and underwriter discretion, to be included by the Company in a registration statement filed with the Securities and Exchange Commission.

None of these transactions involved any underwriters, underwriting discounts or commissions and we believe that such transactions were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

Item 6.  Plan of Operation.

You should read the following plan of operation together with the consolidated audited financial statements and the notes to our consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the U.S. This section contains statements that are forward-looking. These statements are based on expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Certain Risk Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date of issue. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of issue.

Overview

The Company was incorporated under the laws of the State of Washington on September 22, 2000, under the name Wizbang Technologies, Inc. and acquired the right to market and sell a digital data recorder product line in certain states in the U.S. Subsequently the Company changed its name to Golden Hand Resources Inc. On July 8, 2004, the Company entered into a licensing agreement with Ramot to acquire certain stem cell technology and decided to discontinue all activities related to the sales of digital data recorder product. On November 22, 2004, the Company changed its name from Golden Hand Resources Inc. to BrainStorm Cell Therapeutics Inc. to better reflect its new line of business in development of novel cell therapies for neurodegenerative diseases. On October 25, 2004, the Company incorporated a wholly owned subsidiary in Israel, which provides research, development and other services to the Company.

Plan of Operations

Assuming we can successfully complete our additional necessary financings, our primary objectives over the next twelve (12) months will be:

      o To define and optimize our NurOwn(TM) technology in human bone marrow cells, in order to prepare the final process and production for clinical studies in accordance with health authorities' guidelines. We intend to perfect methods for the stem cell growth and differentiation in specialized growth media, as well as methods for freezing, thawing, storing and transporting the expanded mesenchymal stem cells, as well as the differentiated neuronal cells;

      o To conduct further studies in animal models of PD (mice and rats) to evaluate the engraftment, survival and efficacy of our cell implants for our dopamine producing and/or GDNF cells;

      o To evaluate and better define the induction of human bone marrow cells to oligodendrocyes-like cells and to test the efficacy in animal models of multiple sclerosis;

      o To develop analytical methodology and specifications to be used as release criteria in setting up a quality control system for the processing of our cells;

      o     To set up standard and reproducible production procedures;

      o     To continue to gather information on the efficacy in animal models;

      o To conduct a full safety study of the final cell product for clinical trials in humans; and

      o     To write up clinical protocols for phase I & II clinical studies.

All of these activities will be coordinated with a view towards the execution of clinical trials of the dopamine and/or GNDF-producing differentiated cell implants in humans. We intend to crystallize our development plans with the assistance of our scientific advisory board members as well as to retain external regulatory consultants, expert in the FDA cell therapy regulation guidelines.

We also intend to continue our close cooperation and funding of the research programs conducted by the scientific team led by Prof. Melamed and Dr. Offen at the Tel-Aviv University. These programs will focus on further understanding and optimization of the technology towards the generation of better processes for generation of dopaminergic and other neurons as well as Oligodendrocytes, to target additional neurodegenerative diseases, such as ALS and Multiple Sclerosis
(MS).

In addition, we intend to identify and evaluate in-licensing opportunities for development of innovative technologies utilizing cell and gene therapy for diabetes, cardiac disease and other indications.

Cash Requirements

At March 31, 2006, we had $364,609 in total current assets and $1,066,920 in total current liabilities and on June 9, 2006, we had approximately $400,000 in cash. We will need to raise additional funds through public or private debt or equity financings within the next month to meet our anticipated expenses so that we can execute our business plan. Although we have been seeking such additional financings, no commitments to provide additional funds have been made by management, other shareholders or third parties. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds in a timely manner, we will be unable to execute our business plan and we may be forced to cease our operations.

On February 7, 2006, we borrowed a net amount of $450,000 from an investor. In connection with such loan, the Company issued said investor a $500,000 10% Convertible Promissory Note due February 7, 2007 (the "February Note"). On June 5, 2006, we borrowed an additional net amount of $450,000 from said investor. In connection with such loan, the Company issued said investor a $500,000 10% Convertible Promissory Note due June 5, 2007 (the "June Note," and, together with the February Note, the "Notes"). Interest on the February Note will accrue at the rate of ten percent (10%) per annum and will be due and payable in full on February 7, 2007 (the "February Maturity Date"). Interest on the June Note will accrue at the rate of ten percent (10%) per annum and will be due and payable in full on June 5, 2007 (the "June Maturity Date"). Any amount overdue on the February Note or the June Note shall bear interest from the date it became overdue at an annual rate of fifteen percent (15%) per annum. The Notes will become immediately due and payable upon the occurrence of certain Events of Default, as defined in the respective Note. Under the Notes, the Holder has the right at any time prior to the close of business on the February Maturity Date or the June Maturity Date, as applicable, to convert all or part of the outstanding principal and interest amount of the February Note or the June Note, as applicable, into shares of our Common Stock, $0.00005 par value per share (the "Common Stock"). The Conversion Price, as defined in the Notes, will be 75% (50% upon the occurrence of an Event of Default) of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the Holder's written notice of election to convert. The Conversion Price will be adjusted in the event of a stock dividend or reclassification.

On June 14, 2006, we entered into an Amendment of Convertible Promissory Notes (the "Amendment") with said investor. Under the Amendment, a cap was placed on the number of shares that may be acquired by said investor upon conversion of the February Note and the June Note such that the Company shall not issue greater than 50,000,000 shares of Common Stock, in the aggregate, to said investor upon conversion of the February Note and the June Note.

On February 8, 2006, we borrowed a net amount of $152,500 from an additional investor. In connection with such loan, we entered into a subscription agreement with said investor (the "Subscription Agreement") pursuant to which the Company sold and issued to the investor $189,000 of principal amount (the "Purchase Price") of promissory notes of the Company with an original issue discount of 8% (the "Promissory Notes") and warrants to purchase shares of our Common Stock for every one dollar of the Purchase Price on the Closing Date (the "Warrants"). Under the Promissory Notes, any amount overdue shall bear interest from the date it became overdue at an annual rate of fifteen percent (15%) per annum. The Promissory Notes shall become immediately due and payable upon the occurrence of certain Events of Default, as defined therein. The Promissory Notes shall be payable within 120 days after the Closing Date of the Subscription Agreement. The warrants have an exercise price of $0.50 per share and are exercisable for a three-year period from the date of the issuance thereof.

On December 7, 2005, we raised an additional $135,000 (net of expenses) in connection with a closing in a private placement of 187,500 units comprising shares of our Common Stock and warrants for our Common Stock at $0.80 per unit.

In September 2005, we raised an additional $225,000 (net of expenses) in connection with a closing in a private placement of 312,500 units comprising shares of our Common Stock and warrants for our Common Stock at $0.80 per unit. In May 2005, we raised $149,500 through a private placement of our Common Stock at $0.80 per share. In July 2005, we raised $99,000 through a private placement of our Common Stock at $0.60 per share. Those followed a private placement in which we raised about $1.4 million that closed in three tranches in October and November 2004 and February 2005.

In late 2004 and throughout 2005, we began to increase our spending significantly to execute our development programs. In October 2004, we made a $402,000 payment to Ramot to cover the up-front license fee, reimbursement of certain patent expenses and initial research funding obligations under our agreement. We have also made capital expenditures in the approximate amount of $335,000 in order to build out our laboratory and office facilities to which we relocated at the end of May 2005.

Under the Amended Research and License Agreement, we are obligated to pay Ramot $95,000 on a quarterly basis through April 2007, and, if certain research milestones are met, for an additional three-year period. If we fail to comply with these obligations to Ramot, Ramot may have the right to terminate the license. Ramot has agreed to defer the two research funding payments for the sum of $95,000 each, until July 1, 2006. If we fail to make these payments by such time (for which we will need to consummate additional financings), or to obtain an additional deferral from Ramot until we raise such capital, and Ramot elects to terminate our license, we would need to change our business strategy entirely or would be forced to cease our operations.

Our other material cash needs for the next 12 months will include, among others, employee salaries and benefits, facility lease, capital equipment expenses, legal and audit fees, patent prosecution fees, consulting fees, payments for outsourcing of certain animal experiments and, possibly, upfront payments for in-licensing opportunities.

Research and Development

Our research and development efforts have focused on development of growth conditions and tools to evaluate the differentiation of bone marrow stem cells into neural-like cells, suitable for transplantation as a restorative therapy for neurodegenerative diseases. Some highlights achieved in this research include:

      o Demonstration that bone marrow stem cells may be expanded prior to differentiation;

      o Identification and profiling of cell markers in the expanded mesenchymal cell population;

      o     Development of molecular tools to evaluate cell differentiation;

      o Demonstration that the bone marrow derived differentiated cells produce multiple neuron-specific markers;

      o Determination of timing and growth conditions for the differentiation process;

      o Demonstration of expression of enzymes and proteins associated with dopamine production and release, including tyrosine hydroxilase;

      o Identifying the production and release of dopamine and dopamine precursors in the bone marrow derived differentiated cells;

      o Evaluation of methodologies for cryopreserving the expanded bone marrow cells prior to differentiation;

      o Implantation of the bone marrow derived neural-like cells in striatum of model animals results in long term engraftment and, survival, as well as expression of dopamine neuron specific markers, such as tyrosine hydroxilase; and

      o Model animals implanted with the bone marrow derived neural-like cells show significant improvement in their rotational behavior.

For the twelve months ending March 31, 2007, we estimate that our research and development costs will be approximately $2,600,000(excluding compensation expenses related to options and warrants). We intend to spend our research and development costs on the development of our core NurOwn(TM) technology by developing the cell differentiation process according to FDA guidelines. We intend to continue to fund our collaborators at the university lab and in parallel, we have constructed and set up a facility, which includes laboratories for continued development of our proprietary processes. We also intend to fund and finance collaborations with medical centers for future clinical trials.

General and Administrative Expenses

If we can successfully complete our financings, for the twelve months ending March 31, 2007, we estimate that our general and administrative expenses will be approximately $1,000,000 (excluding compensation expenses related to options and warrants). These expenses will include, among others, salaries, legal and audit expenses, business development, investor and public relations and office maintenance.

We do not expect to generate any revenues in the 12-month period ending March 31, 2007.

In management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to reach clinical trials for our NurOwn(TM) dopamine or GDNF producing cell differentiation process as planned within one to two years:

      o Raise equity or debt financing or a combination of equity and debt financing of at least $10,000,000.

      o Complete preclinical studies in rodents to confirm safety and efficacy.

      o     Conduct full safety study of the final cell product for PD and ALS.

      o     Write up clinical protocols for Phase I & II clinical studies.

Purchase or Sale of Equipment

The Company's subsidiary leases a facility in Petach Tikva, Israel, which includes approximately 600 square meters of laboratory and office space. In May 2005, we completed leasehold improvements of the facility for which we paid the contractor approximately $364,000 and issued it fully vested options to purchase 30,000 shares of our Common Stock at an exercise price of $0.75 per share. The lessor has reimbursed us $82,000 in connection with these improvements. We relocated to the new facility in May 2005. As of March 31, 2006, the Company has purchased laboratory equipment and furniture for a total sum of approximately $65,000 and assuming we complete additional financings, we intend to purchase certain additional laboratory equipment at an estimated cost of $150,000.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 7. Financial Statements.

                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                          (A development stage company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2006

                                 IN U.S. DOLLARS

                                      INDEX

                                                                       Page
                                                                 ---------------
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Statements of Changes in Stockholders' Equity (Deficiency)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

                      - - - - - - - - - - - - - - - - - - -

ERNST & YOUNG


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             To the stockholders of

                        BRAINSTORM CELL THERAPEUTICS INC.
                          (A development stage company)

      We have audited the accompanying consolidated balance sheets of Brainstorm Cell Therapeutics Inc. ("the Company") (a development stage company) and its subsidiary as of March 31, 2006 and 2005, and the related consolidated statements of operations, statements of changes in stockholders' equity (deficiency) and the consolidated statements of cash flows for each of the two years in the period ended March 31, 2006 and for the period from September 22, 2000 (inception) through March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from September 22, 2000 (inception) through March 31, 2004, were audited by other auditors whose report dated May 26, 2004 expressed an unqualified opinion on those statements. The consolidated financial statements for the period from September 22, 2000 (inception) through March 31, 2004 included a net loss of $ 162,687. Our opinion on the consolidated statements of operations, changes in stockholders' equity and cash flows for the period from September 22, 2000 (inception) through March 31, 2006, insofar as it relates to amounts for prior periods through March 31, 2004, is based solely on the report of other auditors.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of March 31, 2006 and 2005, and the consolidated results of their operations and cash flows for each of the two years then ended March 31, 2006 and for the period from September 22, 2000 (inception) through March 31, 2006, in conformity with U.S generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1g, the Company has incurred operating losses and has a negative cash flow from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


Tel-Aviv, Israel                                  KOST FORER GABBAY & KASIERER
June 28, 2006                                   A Member of Ernst & Young Global

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
In U.S. dollars (except stock data)

                                                                                           March 31,
                                                                                   --------------------------
                                                                                       2006          2005
                                                                                   -----------    -----------
     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                            290,219        526,519
  Restricted cash                                                                       28,939         31,134
  Accounts receivable and prepaid expenses (Note 5)                                     45,451         82,976
                                                                                   -----------    -----------

Total current assets                                                                   364,609        640,629
-----                                                                              -----------    -----------

LONG-TERM INVESTMENTS:
  Prepaid expenses                                                                       7,067          4,590
  Severance pay fund                                                                    19,093          5,871
                                                                                   -----------    -----------

                                                                                        26,160         10,461
                                                                                   -----------    -----------

PROPERTY AND EQUIPMENT, NET (Note 6)                                                   411,454        228,315
                                                                                   -----------    -----------

OTHER ASSETS (Notes 8, 9)                                                               57,590             --
                                                                                   -----------    -----------

Total assets                                                                           859,813        879,405
-----                                                                              ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Trade payables                                                                       200,624         37,850
  Other accounts payable and accrued expenses (Note 7)                                 370,445        131,232
  Short-term convertible loan (Note 8a)                                                367,292             --
  Short-term loan (Note 9)                                                             128,559             --
                                                                                   -----------    -----------

Total current liabilities                                                            1,066,920        169,082
-----                                                                              -----------    -----------

OPTIONS AND WARRANTS (Note 8b)                                                       7,679,009             --
                                                                                   -----------    -----------

ACCRUED SEVERANCE PAY                                                                   24,563          5,871
                                                                                   -----------    -----------

Total liabilities                                                                    8,770,492        174,953
-----                                                                              -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 10)
                                                                                   -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Stock capital: (Note 11)
    Common stock of $ 0.00005 par value - Authorized: 200,000,000 stocks at
      March 31, 2006 and 2005; Issued and outstanding: 22,854,587 and 20,867,808
      at March 31, 2006 and 2005, respectively.                                           1,14          1,044
    Preferred stock of $ 0.00005 par value - Authorized: 40,000,000 stocks at
      March 31, 2006 and 2005; none issued.                                                 --             --
  Additional paid-in capital                                                        15,802,847     25,100,625
  Deferred stock-based compensation                                                 (1,395,439)    (5,394,735)
  Deficit accumulated during the development stage                                 (22,319,231)   (19,002,482)
                                                                                   -----------    -----------

Total stockholders' equity (deficiency)                                             (7,910,679)       704,452
-----                                                                              -----------    -----------

Total liabilities and stockholders' equity (deficiency)                                859,813        879,405
-----                                                                              ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
In U.S. dollars (except stock data)

                                                                                              Period from
                                                                                             September 22,
                                                                       Year ended           2000 (inception
                                                                        March 31,            date) through
                                                                --------------------------     March 31,
                                                                    2006           2005          2006
                                                                -----------    -----------    -----------
Operating costs and expenses:

Research and development                                            970,891        472,042      1,442,933
Research and development expenses (income) related to stocks, warrants and options granted to employees and service
  providers                                                        (123,944)    15,878,451     15,754,507
 General and administrative                                         817,366        265,131      1,082,497
 General and administrative related to stocks, warrants and
  options granted to employees and service providers              1,636,692      2,211,422      3,848,114
                                                                -----------    -----------    -----------

Total operating costs and expenses                              (3,301,005)    (18,827,046)   (22,128,051)

Financial income (expenses), net                                     14,689         (5,996)         8,693
                                                                -----------    -----------    -----------

                                                                 (3,286,316)   (18,833,042)   (22,119,358)

Taxes on income (Note 12)                                            30,433          5,469         35,902
                                                                -----------    -----------    -----------

Loss from continuing operations                                  (3,316,749)   (18,838,511)   (22,155,260)

Net loss from discontinued operations                                    --         (1,284)      (163,971)
                                                                -----------    -----------    -----------

Net loss                                                         (3,316,749)   (18,839,795)   (22,319,231)
                                                                ===========    ===========    ===========

Basic and diluted net loss per stock from continuing
   operations                                                         (0.15)         (1.01)
                                                                ===========    ===========

Weighted average number of stocks outstanding used in
  computing basic and diluted net loss per stock                 22,011,370     18,587,317
                                                                ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------
In U.S. dollars (except stock data)

                                                                                                   Deficit
                                                                                                 accumulated        Total
                                             Common stock             Additional    Deferred      during the     stockholders'
                                       --------------------------      paid-in    stock-based    development       equity
                                          Number        Amount         capital    compensation      stage        (deficiency)
                                       -----------    -----------    -----------  ------------   ------------    -----------
Balance as of September 22, 2000
  (date of inception)                           --             --             --            --             --             --
  Stock issued on September 22, 2000
    for cash at $ 0.00188 per stock      8,500,000            850         15,150            --             --         16,000
  Stock issued on March 31, 2001 for
    cash at $ 0.0375 per stock           1,600,000            160         59,840            --             --         60,000
  Contribution of capital                       --             --          7,500            --             --          7,500
  Net loss                                      --             --             --            --        (17,026)       (17,026)
                                       -----------    -----------    -----------  ------------   ------------    -----------

Balance as of March 31, 2001            10,100,000          1,010         82,490            --        (17,026)        66,474
  Contribution of capital                       --             --         11,250            --             --         11,250
  Net loss                                      --             --             --            --        (25,560)       (25,560)
                                       -----------    -----------    -----------  ------------   ------------    -----------

Balance as of March 31, 2002            10,100,000          1,010         93,740            --        (42,586)        52,164
  Contribution of capital                       --             --         15,000            --             --         15,000
  Net loss                                      --             --             --            --        (46,806)       (46,806)
                                       -----------    -----------    -----------  ------------   ------------    -----------

Balance as of March 31, 2003            10,100,000          1,010        108,740            --        (89,392)        20,358
  2 for 1 stock split                   10,100,000             --             --            --             --             --
  Stock issued on August 31, 2003 to
    purchase mineral option at
    $ 0.065 per stock                      100,000              5          6,495            --             --          6,500
  Cancellation of stocks granted to
    Company's President                (10,062,000)          (503)           503            --             --             --
  Contribution of capital                       --             --         15,000            --             --         15,000
  Net loss                                      --             --             --            --        (73,295)       (73,295)
                                       -----------    -----------    -----------  ------------   ------------    -----------

Balance as of March 31, 2004            10,238,000            512        130,738            --       (162,687)       (31,437)
  Stock issued on June 24, 2004 for
    private placement at $ 0.01 per
    stock, net of $ 25,000 issuance
    expenses (Note 11c(1)(a))            8,510,000            426         59,749            --             --         60,175
  Contribution capital (Note 11b)               --             --          7,500            --             --          7,500
  Stock issued in 2004 for private
    placement at $ 0.75 per unit
    (Note 12c(1)(a))                     1,894,808             95      1,418,042            --             --      1,418,137
  Cancellation of stocks granted to
    service providers                   (1,800,000)           (90)            90            --             --             --
  Deferred stock-based compensation
    related to options granted to
    employees                                   --             --      5,978,759    (5,978,759)            --             --
  Amortization of deferred
    stock-based compensation related
    to stocks and options granted to
    employees (Note 11c(2))                     --             --             --       584,024             --        584,024
  Compensation related to stocks and
    options granted to service
    providers (Note 11c(3)(c))           2,025,000            101     17,505,747            --             --     17,505,848

  Net loss                                      --             --             --            --    (18,839,795)   (18,839,795)
                                       -----------    -----------    -----------  ------------   ------------    -----------

Balance as of March 31, 2005            20,867,808          1,044     25,100,625    (5,394,735)   (19,002,482)       704,452
                                       ===========    ===========    ===========  ============   ============    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------
In U.S. dollars (except stock data)


                                                                                                   Deficit
                                                                                                 accumulated        Total
                                            Common stock             Additional     Deferred      during the    stockholders'
                                      -------------------------       paid-in     stock-based    development        equity
                                          Number        Amount        capital     compensation      stage        (deficiency)
                                      -----------    -----------    -----------   ------------    -----------    -----------
Balance as of March 31, 2005           20,867,808          1,044     25,100,625     (5,394,735)   (19,002,482)       704,452
  Stock issued on May 12, 2005 for
    private placement at $ 0.8 per
    stock (Note 11c(1)(d))                186,875              9        149,491             --             --        149,500
  Stock issued on July 27, 2005
    for private placement at $ 0.6
    per stock (Note 11c(1)(e))            165,000              8         98,992             --             --         99,000
  Stock issued on September 30,
    2005 for private placement at
    $0.8 per share(Note 11c(1)(f))        312,500             16        224,984             --             --        225,000
  Stock issued on December 07,
    2005 for private placement at
    $0.8 per share (Note 11c(1)(f))       187,500             10        134,990             --             --        135,000
  Forfeiture of options granted to
    employees                                  --             --     (3,363,296)     3,363,296             --             --
  Deferred stock-based
    compensation related to stocks
    and options granted to
    directors and employees               200,000             10        486,490       (486,500)            --             --
  Amortization of deferred
    stock-based compensation
    related to options and stocks
    granted to employees and
    directors (Note 11c(2))                    --             --         51,047      1,122,500             --      1,173,547
  Stock-based compensation related
    to options and stocks granted
    to service providers (Note
    11c(3)(c))                            934,904             47        662,069             --             --        662,116
  Reclassification due to
    application of EITF 00-19
    (Note 8b)                                                        (7,906,289)                                  (7,906,289)
  Beneficial conversion feature
    related to a convertible
    bridge loan (Note 8a)                      --             --        163,744             --             --        163,744
  Net loss                                     --             --             --             --     (3,316,749)    (3,316,749)
                                      -----------    -----------    -----------    -----------    -----------    -----------

Balance as of March 31, 2006           22,854,587          1,144     15,802,847     (1,395,439)   (22,319,231)    (7,910,679)
                                      ===========    ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                                  Period from
                                                                                                 September 22,
                                                                                                     2000
                                                                            Year ended            (inception
                                                                             March 31,           date) through
                                                                     -------------------------     March 31,
                                                                        2006           2005           2006
                                                                     ----------    -----------    -----------
Cash flows from operating activities:

  Net loss                                                           (3,316,749)   (18,839,795)   (22,319,231)
  Less - loss for the period from discontinued operations                    --          1,284        163,971
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                         57,408            245         57,653
    Accrued severance pay, net                                            5,470             --          5,470
    Accrued interest on loans                                            13,210             --         13,210
    Amortization of discount on short-term loans                         50,765                        50,765
    Change in fair value of options and warrants                       (306,660)            --       (306,660)
    Expenses related to stocks and options granted to service
       providers                                                        631,216     17,481,648     18,112,864
    Amortization of deferred stock-based compensation related to
       options granted to employees                                   1,173,547        584,024      1,757,571
    Decrease (increase) in accounts receivable and prepaid
       expenses                                                          37,525        (82,822)       (45,297)
    Increase in trade payables                                          162,774         37,850        200,624
    Increase in other accounts payable and accrued expenses             239,213        126,082        365,295
                                                                    -----------    -----------    -----------

Net cash used in continuing operating activities                     (1,252,281)      (691,484)    (1,943,765)
Net cash provided by (used in) discontinued operating activities             --         13,648        (22,766)
                                                                    -----------    -----------    -----------

Total net cash used in operating activities                          (1,252,281)      (677,836)    (1,966,531)
                                                                    -----------    -----------    -----------

Cash flows from investing activities:

  Purchase of property and equipment                                   (209,647)      (228,560)      (438,207)
  Restricted cash                                                         2,195        (31,134)       (28,939)
  Investment in lease deposit                                            (2,477)        (4,590)        (7,067)
                                                                    -----------    -----------    -----------

Net cash used in continuing investing activities                       (209,929)      (264,284)      (474,213)
Net cash used in discontinued investing activities                           --             --        (16,000)
                                                                    -----------    -----------    -----------

Total net cash used in investing activities                            (209,929)      (264,284)      (490,213)
                                                                    -----------    -----------    -----------

Cash flows from financing activities:

  Proceeds from issuance of Common stock and warrants, net              608,500      1,478,312      2,086,812
  Proceeds from loans                                                   617,410             --        617,410
                                                                    -----------    -----------    -----------

Net cash provided by continuing financing activities                  1,225,910      1,478,312      2,704,222
Net cash provided by provided by (used in) discontinued financing
   activities                                                                --        (14,277)        42,741
                                                                    -----------    -----------    -----------

Total net cash provided by financing activities                       1,225,910      1,464,035      2,746,963
                                                                    -----------    -----------    -----------

Increase (decrease) in cash and cash equivalents                       (236,300)       521,915        290,219
Cash and cash equivalents at the beginning of the period                526,519          4,604             --
                                                                    -----------    -----------    -----------

Cash and cash equivalents at end of the period                          290,219        526,519        290,219
                                                                    ===========    ===========    ===========

Non-cash financing activities:

  Non-cash financing activities from continued operations:               30,900             --         30,900
                                                                    ===========    ===========    ===========

Cash paid during the year for:
  Taxes                                                                       2             --              2
                                                                    ===========    ===========    ===========
  Interest                                                                    1             --              1
                                                                    ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)


NOTE 1:- GENERAL

      a. Brainstorm Cell Therapeutics Inc. (formerly: Golden Hand Resources Inc.) ("the Company") was incorporated in the State of Washington on September 22, 2000.

      b. On May 21, 2004, the former major stockholders of the Company entered into a purchase agreement with a group of private investors, who purchased from the former major stockholders 6,880,000 stocks of the then issued and outstanding 10,238,000 stocks of the Company's Common stock.

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

      e. On November 22, 2004, the Company changed its name from Golden Hand Resources Inc. to Brainstorm Cell Therapeutics Inc. to better reflect its new line of business in the development of novel cell therapies for neurodegenerative diseases.

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

      g. As of March 31, 2006, the Company had accumulated a deficit of $ 22,319,231, and working capital deficiency of $ 702,311, respectively, and incurred net loss of $ 3,316,675 and negative cash flows from operating activities in the amount of $ 1,252,281 for the year ended March 31, 2006. In addition, the Company has not generated any revenues yet.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

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

      h.    Risk factors:

            The Company depends on Ramot to conduct its research and development activities. (See Note 3). Termination of the research and license agreement may impact the Company's ability to continue to operate as a going concern.


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

      c.    The Company's fiscal year ends on March 31 of each year.

      d.    Financial statement in U.S. dollars:

            The functional currency of the Company is the U.S dollar ("dollar") since the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. Part of the transactions of the subsidiary is recorded in new Israeli shekels ("NIS"); however, a substantial portion of the subsidiary's costs is incurred in dollars and parts of the expenses are linked to the dollar. Accordingly, management has designated the dollar as the currency of its subsidiary's primary economic environment and thus it is their functional and reporting currency.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

            Transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been remeasured to dollars in accordance with the provisions of Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation". All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

      e.    Principles of consolidation:

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated upon consolidation.

      f.    Cash equivalents:

            Cash equivalents are short-term highly liquid investments that are readily convertible to cash with maturities of three months or less as of the date acquired.

      g.    Property and equipment:

            Property  and  equipment  are  stated  at  cost,  less   accumulated
            depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets.

            The annual depreciation rates are as follows:

                                                               %
                                                 -------------------------------

   Office furniture and equipment                              7
   Computer software and electronic equipment                  33
   Laboratory equipment                                        15
                                                 Over the shorter of the lease
                                                  term (including the option)
   Leasehold improvements                                or useful life

      h.    Impairment of long-lived assets:

            The Company and it subsidiary's long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During 2004 and 2005, no impairment losses were identified.

      i.    Research and development costs:

            Research and development costs are charged to expenses as incurred.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars


NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

      j.    Severance pay:

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

            Severance expenses for the years ended March 31, 2006 and 2005 were $ 18,692 and $ 5,871, respectively.

      k.    Accounting for stock-based compensation:

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

            Pro forma information regarding net loss and loss per stock is required by Statement of Financial Accounting Standard No. 123 ("SFas 123"), and has been determined assuming the Company had accounted for its employee stock options under the fair value method prescribed by that Statement. The fair value for these options was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for grants during the year ended March 31, 2006 and 2005 respectively: weighted average volatility of 115% and 109%, risk-free interest rate of 4.53% and 4.51%, dividend yields of 0% and an expected life of five and four years.

            For purposes of pro forma disclosures, the estimated fair value of the options is amortized as an expense over the option's vesting period. The Company's pro forma information is as follows:

                                                                                  Year ended March 31,
                                                                              --------------------------
                                                                                  2006           2005
                                                                              -----------    -----------

            Net loss as reported                                                3,316,749     18,839,795
            Deduct: stock-based employee and directors compensation expense
               included in reported net loss in accordance with APB-25         (1,122,500)      (584,024)
            Add: stock-based employee and directors compensation expense
               determined under fair value method                               1,330,447        626,631
                                                                              -----------    -----------

            Pro forma net loss                                                  3,524,696     18,882,402
                                                                              ===========    ===========

            Pro forma net loss per stock (basic and diluted)                         0.16           1.02
                                                                              ===========    ===========

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

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

      l.    Basic and diluted net loss per stock:

            Basic net loss per stock is computed based on the weighted average number of stocks outstanding during each year. Diluted net loss per stock is computed based on the weighted average number of stocks outstanding during each year, plus the dilutive potential of the Common stock considered outstanding during the year, in accordance with Statement of Financial Standard No. 128, "Earnings per Stock" ("SFAS No. 128").

            All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per stock for the years ended March 31, 2006 and 2005, because all such securities have an anti-dilutive effect.

            Such outstanding securities consist of the following:

                               Year ended March 31,
                             -----------------------
                                2006         2005
                             ----------   ----------

                  Options     2,360,760    3,009,452
                  Warrants   18,126,315   18,390,458
                             ----------   ----------

                  Total      20,487,075   21,399,910
                             ==========   ==========

      m.    Income taxes:

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

      n.    Fair value of financial instruments:

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

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars


NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

      o.    Concentrations of credit risks:

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

      p.    Impact of recently issued accounting standards:

            On December 16,  2004,  the  Financial  Accounting  Standards  Board
            (FASB) issued FASB Statement No. 123 (revised 2004), "Stock-Based Payment" ("Statement 123(R)"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB 25, and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement
            123(R) requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new Standard will be effective for the Company in the first interim period beginning after April 1, 2006.

            As permitted by Statement 123, the Company currently accounts for stock-based payments to employees using APB 25's intrinsic value method. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on the Company result of operations, although it will have no impact on the Company overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of stock-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per stock in Note 2k to the consolidated financial statements.

            In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB 107) to give guidance on implementation of Statement 123(R), which the Company plans to consider in implementing Statement 123(R).

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 3:- RESEARCH AND LICENSE AGREEMENT

      a. On July 8, 2004, the Company entered into a research and license agreement ("the original agreement") with Ramot, the technology transfer company of Tel Aviv University Ltd. ("Ramot"). The license agreement grants the Company an exclusive, worldwide, royalty-bearing license to develop, use and sell certain stem cell technology. In consideration of the license, the Company was required to remit an upfront license fee payment of $ 100,000; royalties at a rate of 5% of all net sales of products and 30% of all sublicense receipts. In addition, the Company granted Ramot and certain of its designees fully vested warrants to purchase 10,606,415 stocks of its common stock at an exercise price of $ 0.01 per stock. The Company will also fund, through Ramot, further research in consideration of $ 570,000 per year for an initial two-year period and for a further two-year period if certain research milestones are met. Ramot may terminate the agreement if the Company fails to reach certain development milestones or materially breaches the agreement. As of the Balance sheet date the Company fulfilled all its obligations.

            On March 30, 2006, the Company entered into Amended Research and License Agreement with Ramot, for the purpose of amending and restating the original agreement. According to the agreement, the initial period was amended to an initial research period of three years. The Amended Research and License Agreement also extends the additional two-year research period in the Original Agreement to an additional three-year research period if certain research milestones are met. The Amended Research and License Agreement retroactively amends the consideration to $ 380,000 per year, instead of $ 570,000 per year. As a consequence, an amount of $ 300 thousand was charged to the statement of operations as research and development expenses in 2006 ($237 was charged in 2005). In addition, the Amended Research and License Agreement reduces royalties that the Company may have to pay Ramot, in certain cases ,from 5% to 3% of net sales and also reduces the sublicenses receipt from 30% to 20%-25% of sublicense receipts.

            The warrants issued pursuant to the agreement were issued to Ramot and its designees effective as of November 4, 2004. Each of the warrants is exercisable for a five-year period beginning on November 4, 2005. Ramot and its designees were granted certain registration rights.

            Ramot has instructed the Company that the warrants will be issued as follows: Ramot shall be issued 60% of the warrants, the two consultants, or trustees for their benefits, shall each be issued, in addition to the consultants' warrants described in Note 4, 15% of the Ramot warrants, Mr. Yosef Levy, a member of the research team, shall be issued 8% of the Ramot warrants and Mrs. Pnina Green, a member of the research team , shall be issued 2% of Ramot warrants.

            The fair value of the warrants granted, totaling $ 13,151,955 was charged in the year ended March 31, 2005, to the statement of operations as research and development expenses.

            The fair value of the warrants was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.9 %, dividend yield of 0%, volatility of 109% and an expected life of 5 years.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 3:- RESEARCH AND LICENSE AGREEMENT (Cont.)

            On March 21, 2005, the Company entered into lock up agreements with Ramot with respect to warrants held by it. Under the lock-up agreements, Ramot may not transfer their securities to anyone other than permitted transferees without the prior consent of the Company's Board of Directors, for the period of time as follows: (i) eighty-five percent (85%) of the securities shall be restricted from transfer for the twenty-four month period following July 8, 2004 and
            (ii) fifteen percent (15%) of the securities shall be restricted from transfer for the twelve month period following July 8, 2004.

            According to the Amended Research and License Agreement the Company will postpone the date by which the stocks underlying the warrant must be registered no later than December 31, 2006.

      b. The Company's total current obligation to Ramot as of March 31, 2006 is in the amount of $ 153,888. In June 2006, the Company paid Ramot $ 95,000 in respect of to the aforementioned obligation.

NOTE 4:- CONSULTING AGREEMENTS

      a. On July 8, 2004, the Company entered into two consulting agreements with Prof. Eldad Melamed and Dr. Daniel Offen (together "the Consultants"), upon which the Consultants shall provide the Company scientific and medical consulting services in consideration for a monthly payment of $ 6,000 each. In addition, the Company granted each of the Consultants, a fully vested warrant to purchase 1,097,215 stocks of the Company's Common stock, at an exercise price of $ 0.01 per stock. The warrants issued pursuant to the agreement were issued to the consultants effective as of November 4, 2004. Each of the warrants is exercisable for a five-year period beginning on November 4, 2005.

            The fair value of the warrants granted, totaling $ 2,721,093 was charged in the year ended March 31, 2005 to the statement of operations as research and development expenses.

            The fair value of the warrants was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.9 %, dividend yield of 0%, volatility of 109% and an expected life of 5 years.

            On March 21, 2005, the Company entered into lock up agreements with the Consultants with respect to warrants held by them .Under the lock-up agreements, the Consultants may not transfer their securities to anyone other than permitted transferees without the prior consent of the Company's Board of Directors, for the period of time as follows: (i) 85% of the securities shall be restricted from transfer for the twenty-four month period following July 8, 2004 and
            (ii) 15% of the securities shall be restricted from transfer for the twelve month period following July 8, 2004 .

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 4:- CONSULTING AGREEMENTS (Cont.)

            According to the Amended Research and License  Agreement,  (see Note
            3) the Company will postpone the date by which the stocks underlying the warrant must be registered no later than December 31, 2006.

      b. As of March 31, 2006, the Company has a total obligation of $ 12,000 for services rendered in respect of the Consultants.


NOTE 5:- ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

                                         March 31,
                                     ---------------
                                      2006     2005
                                     ------   ------

            Government authorities   15,411   36,661
            Prepaid expenses         30,040   46,315
                                     ------   ------

                                     45,451   82,976
                                     ======   ======


NOTE 6:-      PROPERTY AND EQUIPMENT

            Cost:
               Office furniture and equipment                 5,309       946
               Computer software and electronic equipment    34,876     4,096
               Laboratory equipment                          65,341    35,649
               Leasehold improvements                       363,581   187,869
                                                            -------   -------

                                                            469,107   228,560
                                                            -------   -------
            Accumulated depreciation:
               Office furniture and equipment                   301        --
               Computer software and electronic equipment     9,892       245
               Laboratory equipment                           8,253        --
               Leasehold improvements                        39,207        --
                                                            -------   -------

                                                             57,653       245
                                                            -------   -------

            Depreciated cost                                411,454   228,315
                                                            =======   =======

            Depreciation expenses for the years ended March 31, 2006 and 2005 were $ 57,408 and $ 245, respectively.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 7:- OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                   March 31,
                                             -----------------
                                               2006      2005
                                             -------   -------

            Employees and payroll accruals   121,911    34,346
            Accrued expenses (1)             248,534    96,886
                                             -------   -------

                                             370,445   131,232
                                             =======   =======

            (1)   Includes $ 158 thousand in respect of Ramot in 2006


NOTE 8:- SHORT-TERM CONVERTIBLE LOAN

      a. On February 7, 2006, the Company issued a $ 500,000 Convertible Promissory Note (the "Note") to a third party in connection with the third party's loan to the Company. Interest on the Note will accrue at the rate of 10% per Annum and will be due and payable in full on February 7, 2007 (the "Maturity Date"). The Note will become immediately due and payable upon the occurrence of certain Events of Default, as defined in the Note. The third party has the right at any time prior to the close of business on the Maturity Date to convert all or part of the outstanding principal and interest amount of the Note into stocks of the Company's Common stock (the "Common Stock"). The Conversion Price, as defined in the Note, will be 75% (50% upon the occurrence of an Event of Default) of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert. The Conversion Price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

            The Company agreed to pay finder's fee of 10% of the loan. The finder fee totaling $ 50,000 were charged to deferred charges and are amortized over the Note period (12 months).

            The beneficial conversion feature embedded in the Note amounted to o $ 163,744.

            Such amount was recorded as discount against additional paid-in capital and is amortized to financial expenses over a 12 month period.

            The balance as of March 31, 2006 is comprised as follows:

            Loan                500,000
            Discount           (139,968)
            Accrued interest      7,260
                               --------

                                367,292
                               ========

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 8:- SHORT-TERM CONVERTIBLE LOAN (Cont.)

      b. According to EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and potentially settled in a Company's Own Stock" (EITF 00-19), in order to classify warrants and options
            (other than employee stock options) as equity and not as liabilities, the Company must have sufficient authorized and unissued shares of common stock to provide for settlement of those instruments that may require share settlement. Under the terms of the Note, the Company may be required to issue an unlimited number of shares to satisfy the Note's contractual requirements. As such, the Company's warrants and options (other than employee stock options) are required to be classified as liabilities and measured at fair value with changes recognized currently in earnings.

            Consequently, on February 7, 2006, the Company reclassified at fair value, options and warrants previously issued to consultants and investors from equity to liability. Such reclassification amounted to $7,906 thousand. Gains and losses derive from the remeasurement of the options and warrants to their fair value as of balance sheet date are recorded as R&D, general & administrative expenses and financial expenses.

            On June 14, 2006, the Company signed an amendment to the convertible loan agreement, according to which the Company limited the number of stocks to be issued upon conversion of such loan to an amount of 50,000,000 stocks of Common stock. As a consequence, the options and warrants will be reclassified into equity according to their fair value as of June 14, 2006.

NOTE 9:- SHORT-TERM LOAN

            On February 8, 2006, the Company issued a $ 189,000 Promissory Note due June 8, 2006 (the "Note"), with an interest of 8% to a third party. In addition, the Company granted the third party warrants to purchase 189,000 of the Company's Common stock at an exercise price of $ 0.50 per stock. The warrants are fully vested and are exercisable at any time after February 8, 2006 until the third anniversary of the issue date.

            The Company agreed to pay $ 22,500 for due diligence and legal fees .The fees were recorded to deferred charges and are amortized over a four month period.

            The fair value of the warrant amounted to approximately $ 79,380. The Company estimated the fair value of the warrants using a Black and Scholes option pricing model, with the following assumptions: volatility of 119%, risk free interest rate of 4.66%, dividend yield of 0%, and an expected life of 36 months.

            In accordance with EITF 00-19 (see Note 8b for further discussion), the warrants were recorded as a liability at their entire fair value and the residual amount (the difference between the amounts invested and the fair value of the warrants at the date of issuance) was allocated to the Note as follows: $ 79,380 to the warrants and $ 95,620 to the Note.

            As a result, an amount equal to the fair value allocated to the warrants was recorded as discount on the Note, and is amortized to financial expenses over a four month period.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 9:- SHORT-TERM LOAN (Cont.)

            The balance as of March 31, 2006 is comprised as follows:

            Loan                175,000
            Discount            (52,391)
            Accrued interest      5,950
                               --------

                                128,559
                               ========

            The Company recorded, in the period ended March 31, 2006, $26,989 and $5,950 as financial expenses in respect to the discount amortization and accrued interest, respectably.

NOTE 10:- COMMITMENTS AND CONTINGENCIES

      a. The Company has a license to use office space and receive general office services until November 30, 2006 in consideration for $ 350 per month.

      b. On December 1, 2004, the Israeli subsidiary entered into a lease agreement for the lease of its facilities. The term of the lease is 36 months, with two options to extend: one for an additional 24 months (the "First Option"); and one for an additional 36 months (the "Second Option"). Rent is to be paid on a quarterly basis in the following amounts: (i) NIS 17,965 (approximately $ 3,851) per month during the first 12 months of the lease; (ii) NIS 19,527 (approximately $ 4,186) per month during the following 24 months of the lease; (iii) NIS 22,317 (approximately $ 4,783) per month during the First Option period; and (iv) NIS 23,712 (approximately $ 5,082) per month during the Second Option period.

            The facilities and vehicles of the Company and it's subsidiary are rented under operating leases that expire on various dates. Aggregate minimum rental commitments under non-cancelable leases as of March 31, 2006 are as follows:

            Year ending March 31,  Facilities   Vehicles      Total
            ---------------------  ----------   --------    --------

            2007                    64,989        29,288      94,277
            2008                    60,789        26,063      86,852
            2009                    68,158            --      68,158
                                   -------       -------     -------

                                   193,936        55,351     249,287
                                   =======       =======     =======

            Total rent expenses for the years ended March 31, 2006 and 2005 were $ 55,218 and $ 1,555 respectively.

      b.    The Company's  subsidiary  gave a bank  guarantee in the amount of $
            28,939  to  secure  its  obligation   under  the  facilities   lease
            agreement.

      c. On March 20, 2006, The Company entered into a Termination Agreement and General Release with Dr. Yaffa Beck, the Company's former President and Chief Executive Officer who resigned her position as an officer and director of the Company on November 10, 2005.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 10:- COMMITMENTS AND CONTINGENCIES (Cont.)

            Under the Termination Agreement, the Company and Dr. Beck have agreed to terminate their employment relationship effective February 9, 2006. Pursuant to the Termination Agreement, the Company will pay in 10 monthly installments beginning on March 1, 2006 a total of $ 47,355 to Dr. Beck. In the event that the Company raises an aggregate of $ 1,000,000 through equity financings after February 9, 2006, the Company will pay the then total outstanding amount in one lump-sum payment. The Company provided a provision in respect of such amount. In addition, as per original terms of the grant, options previously granted to Dr. Beck to acquire 800,000 stocks of the Company's Common Stock at an exercise price of $ 0.15 per stock which are fully vested will be exercisable until February 9, 2010. All compensation expenses related to such vested options were previously recorded in the statement of operations. All other options previously granted to Dr. Beck were forfeited. As a consequence a deferred stock compensation in the amount of
            $3,363,296 was eliminated against additional paid in capital and compensation expenses in the amount of $103,966 were reversed.

            Such termination agreement settles all Dr. Beck's claims against the Company. No further claims can be raised by both parties following the signing of the termination agreement.

NOTE 11:- STOCK CAPITAL

      a.    The rights of Common stock are as follows:

            Common stocks confer their holders the right to receive notice to participate and vote in general meetings of the Company, the right to a stock in the excess of assets upon liquidation of the Company and the right to receive dividends, if declared.

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

      c.    Issuance of stocks, warrants and options:

            1.    Private placements

                  a) On June 24, 2004, the Company issued to investors 8,510,000 Common stocks for total proceeds of $ 60,175 (net of $ 25,000 issuance expenses).

                  b) On February 23, 2005, the Company completed a private placement round for sale of 1,894,808 units for total proceeds of $ 1,418,137. Each unit consists of one stock of Common stock and a three year warrant to purchase one stock of Common stock at $ 2.50 per stock. This private placement was consummated in four trances which closed in October 2004, November 2004 and February 2005.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 11:- STOCK CAPITAL (Cont.)

                  c) On March 21, 2005, the Company entered into lock up agreements with its 29 stockholders with respect to 15,290,000 stocks held by them .Under these lock-up agreements, these security holders may not transfer their stocks to anyone other than permitted transferees without the prior consent of the Company' Board of Directors, for the period of time as follows: (i) 85% of the securities shall be restricted from transfer for the twenty-four month period following July 8, 2004 and (ii) 15% of the securities shall be restricted from transfer for the twelve month period following July 8, 2004.

                        On March 26, 2005, the Company completed Amended lock up agreements with five from the twenty nine stockholders mentioned above with respect to 7,810,000 stocks held by them .These Lock-Up Agreements amend and restate the previous lock-up agreements.

                        Under the Lock-Up Agreements, these stockholders may not sell or otherwise transfer their stocks to anyone other than permitted transferees without the prior written consent of the Company's Board of Directors, as follows:
                        (i) 85% of the stocks will be restricted from transfer until December 31, 2006 and (ii) 15% of the stocks will be free from the transfer restrictions. All of the restrictions under the Lock-Up Agreements will automatically terminate upon the effectiveness of any registration statement filed by the Company for the benefit of Ramot.

                  d) On May 12, 2005, the Company issued to a certain investor 186,875 stocks of its Common stock for total proceeds of $ 149,500 at a price per stock of $ 0.8.

                  e)    On  July  27,  2005,   the  Company  issued  to  certain
                        investors 165,000 stocks of its Common stock for total proceeds of $ 99,000 at a price per stock of $ 0.6.

                  f) On August 11, 2005, the Company signed a private placement agreement ("PPM") with investors for the sale of up to 1,250,000 units at a price per unit of $ 0.8. Each unit consists of one Common stock and one warrant to purchase one Common stock at $1.00 per stock. The warrants are exercisable for a period of three years from issuance. On September 30, 2005 the Company sold 312,500 units for total net proceeds of $ 225,000. On December 7, 2005, the Company sold 187,500 units for total net proceeds of $ 135,000.

            2.    Options to employees and to directors

                  On November 25, 2004, the Company's stockholders approved the 2004 Global Stock Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) and on March 28, 2005, the Company's stockholders approved the 2005 U.S. Stock Option and Incentive Plan, and the reservation of 9,143,462 stocks of Common stock for issuance in aggregate under these stock option plans.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 11:- STOCK CAPITAL (Cont.)

                  Each option granted under the plans is exercisable until the earlier of ten years from the date of grant of the option or the expiration dates of the respective option plans. The 2004 and 2005 options plans will expire on November 25, 2014 and March 28, 2015, respectively. The exercise price of the options granted under the plans may not be less than the nominal value of the stocks into which such options are exercised. The options vest primarily over three or four years. Any options, which are canceled or forfeited before expiration, become available for future grants.

                  As of March 31, 2006, 4,781,039 stocks are available for future grants.

                  A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

                                           March 31, 2006                March 31, 2005
                                        ------------------------     ------------------------
                                                       Weighted                      Weighted
                                                       average                       average
                                        Amount of      exercise       Amount of      exercise
                                         options        price          options        price
                                        ---------     ----------      ---------      ---------
                                                          $                             $
                                                      ----------                    ----------

Outstanding at beginning of year        3,009,452          0.249              -              -
Granted                                   380,000           0.75      3,009,452          0.249
forfeited                              (1,028,692)          0.15              -              -
                                       ----------                     ---------

Outstanding at end of year              2,360,760          0.271      3,009,452          0.249
                                        =========     ==========      =========      =========

Exercisable options at end of year      1,351,599          0.189        291,327          0.175
                                        =========     ==========      =========      =========


                  The options outstanding as of March 31, 2006, have been separated into exercise prices, as follows:

                       Options                           Options
                     outstanding    Weighted average   exercisable
                        as of          remaining          as of
                      March 31,       contractual       March 31,
Exercise price           2006             life             2006
---------------      -----------    ----------------   -----------
      $                                  Years
---------------                     ----------------

          0.15         1,885,760          6.66           1,113,132
          0.75           475,000          9.20             238,467
                     -----------                       -----------

                       2,360,760                         1,351,599
                     ===========                       ===========

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 11:- STOCK CAPITAL (Cont.)

            All options were granted with exercise prices that were lower than the market price of the Company's Common stock on the date of grant. Weighted average fair values and weighted average exercise prices of options at date of grant are as follows:

                                                                  March 31,
                                                               ---------------
                                                                2006     2005
                                                               ------   ------

            Weighted average exercise price                     0.271    0.249
            Weighted average fair value on date of grant        1.46     1.49

            On May 27, 2005, the Company granted two of its directors 200,000 restricted stocks (100,000 each). The restricted stocks are subject to the Company's right to repurchase them at a purchase price of par value ($ 0.00005). The restrictions of the stocks shall lapse in three annual and equal portions commencing the grant date.

            Compensation expenses recorded by the Company in respect of its stock-based employee compensation awards in accordance with APB 25 amounted to $ 1,173,547 and $ 584,024 for the years ended March 31, 2006 and 2005, respectively.

            On February 6, 2006, the Company entered into an amendment to the Company's option agreement with Mr. David Stolick, the Company's Chief Financial Officer. The amendment changes the exercise price of the 400,000 options granted to him on March 29, 2005 to $ 0.15 per stock from $ 0.75 per stock. Due to the modification, the award is accounted for as a variable from the date of modification.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)


NOTE 11:-     STOCK CAPITAL (Cont.)

                  3.    Stocks and warrants to service providers:

                        a)    Warrants:

                                               Number of      Exercise       Warrants      Exercisable
             Issuance date                     warrants         price       exercisable      through
----------------------------------------       ----------    ------------  -------------  --------------------

November 2004 (see Notes 3 and 4)              12,800,845    $    0.01                --  November 2009
 December 2004                                  1,800,000    $    0.00005      1,800,000  December 2014
 October 2004 - February 2005 (see Note                                                   October 2007 -February
   12c(1,2))                                    1,894,808    $    2.5          1,894,808     2008
May 2005                                           47,500    $    1.62            47,500  May 2010
June 2005                                          30,000    $    0.75            30,000  June 2010
August 2005                                        70,000    $    0.15            98,000  August 2008
September 2005                                      3,000    $    0.15             3,000  September 2008
September 2005                                     36,000    $    0.75             6,000  September 2010
September - December 2005                         500,000    $    1              500,000  September - December 2008
December 2005                                      20,000    $    0.15            20,000  December 2008
December 2005                                     457,163    $    0.7             64,446  July 2010
February 2006                                     230,000    $    0.65           241,779  January-February 2008
February 2006                                      40,000    $    1.5                 --  February 2011
February 2006                                       8,000    $    0.15                --  February 2011
February 2006                                     189,000    $    0. 5           189,000  February 2009
                                               ----------                      ---------

                                               18,126,316                      4,894,533
                                               ==========                      =========


                        The fair value for the warrants to service providers was estimated on the date of grant using Black-Scholes option pricing model, with the following weighted-average assumptions for the years ended March 31, 2006 and 2005; weighted average volatility of 115% and 109% respectively, risk-free interest rates of 4.605% and 3.091% respectively dividend yields of 0% and a weighted average life of the options of 4 and 5 years, respectively.

                        b)    Stocks:

                        On June 1 and June 4, 2004, the Company issued 40,000 and 150,000 Common stocks for 12 months filing services and legal and due-diligence services with respect to private placement, respectively. Compensation expenses related to filing services, totaling $ 26,400, are amortized over a 12-month period. Compensation related to legal services, totaling $ 105,000 were recorded as equity issuance cost and did not affect the statement of operations.

                        On July 1 and September 22, 2004, the Company issued 20,000 and 15,000 stocks to a former director for financial services for the first and second quarters of 2004, respectively. Compensation expenses of $ 38,950 were recorded as general and administrative expenses.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 11:- STOCK CAPITAL (Cont.)

                        On February 10, 2005, the Company signed an agreement with one of its service providers according to which the Company issued the service provider 100,000 stocks of restricted stock at a purchase price of $ 0.00005 par value under the U.S Stock Option and Incentive Plan of the Company. The restricted stocks are subject to the Company's right to repurchase them within one year of the grant date as follows: (i) in the event that service provider breaches his obligations under the agreement, the Company shall have the right to repurchase the restricted stocks at a purchase price equal to par value; and (ii) in the event that the service provider has not breached his obligations under the agreement, the Company shall have the right to repurchase the restricted stocks at a purchase price equal to the then fair market value of the restricted stocks.

                        In March and April 2005, the Company signed an agreement with four members of its Scientific Advisory Board according to which the Company issued to the members of the Scientific Advisory Board 400,000 restricted stock at a purchase price of $ 0.00005 par value under the U.S Stock Option and Incentive Plan (100,000 each). The restricted stocks will be subject to the Company's right to repurchase them if the grantees cease to be members of the Company's Advisory Board for any reason. The restrictions of the stocks shall lapse in three annual and equal portions commencing with the grant date.

                        In July 2005, the Company issued to its legal advisors 50,000 stocks for legal services for 12 months. The compensation related to the stocks in the amount of $ 37,500 was recorded as general and administrative expenses.

                        In January 2006, the Company issued to two service providers 350,000 restricted stocks at a purchase price of $ 0.00005 par value under the U.S Stock Option and Incentive Plan of the Company. The restricted stocks are subject to the company's right to repurchase them within 12 months of the grant date as follows: (i) in the event that the service providers breach their obligations under the agreement, the Company shall have the right to repurchase the restricted stocks at a purchase price equal to the par value ;and (ii)in the event that the service providers have not breached their obligations under the service agreements the Company shall have the right to repurchase the restricted stocks at a purchase price equal to the fair market value of the restricted stocks. The compensation related to the stocks in the amount of $ 23,343 was recorded as general and administrative expenses.

                        On March 6, 2006, the Company issued to its legal advisor 34,904 stocks of the Company common stock. The stocks are in lieu of $ 18,500 payable to the legal advisor. The compensation related to the stocks, in the amount of $ 18,500 was recorded as general and administrative expenses.

                        c) Stock-based compensation recorded by the Company in respect of stocks and warrants granted to service providers amounted to $ 662,069 and $ 17,505,848 for the years ended March 31, 2006 and 2005, respectively.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 12:- TAXES ON INCOME

      a.    Tax rates applicable to the income of the subsidiary:

            Until December 31, 2003, the regular tax rate applicable to income of companies was 36%. In June 2004, an amendment to the Income Tax Ordinance (No. 140 and Temporary Provision), 2004 was passed by the "Knesset" (Israeli parliament) and on July 25, 2005, another law was passed, the amendment to the Income Tax Ordinance (No. 147) 2005, according to which the corporate tax rate is to be progressively reduced to the following tax rates: 2004 - 35%, 2005 - 34%, 2006 - 31%, 2007 - 29%, 2008 - 27%, 2009 - 26%, 2010 and thereafter - 25%.

      b.    Deferred income taxes:

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                          March 31,
                                                    --------------------
                                                      2006        2005
                                                    --------    --------

Operating loss carryforward                          945,229     199,698
                                                    --------    --------

Net deferred tax asset before valuation allowance    945,229     199,698
Valuation allowance                                 (945,229)   (199,698)
                                                    --------    --------

Net deferred tax asset                                    --          --
                                                    ========    ========

            As of March 31, 2006, the Company has provided valuation allowances of $ 945,229 in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that since the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

      c.    Available carryforward tax losses:

            As of March 31, 2006, the Company has an accumulated tax loss carryforward of approximately $ 2,625,000. Carryforward tax losses in the U.S. can be carried forward and offset against taxable income in the future for a period of 20 years. Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 12:- TAXES ON INCOME (Cont.)

      d. Loss from continuing operations, before taxes on income, consists of the following:

                                           Year ended March 31,
                                        --------------------------
                                           2006           2005
                                        -----------    -----------

       United States                     (3,375,824)   (18,848,668)
       Israel                                89,508         15,626
                                        -----------    -----------

                                         (3,286,316)   (18,833,042)
                                        ===========    ===========

      e.    Taxes on income included in the statement of operations:

       Current taxes:
          United States                          --             --
          Israel                            (30,433)        (5,469)
                                        -----------    -----------

                                            (30,433)        (5,469)
                                        ===========    ===========


NOTE 13:-     TRANSACTIONS WITH RELATED PARTIES


                                                                      Year ended March 31,
                                                                   --------------------------
                                                                      2006           2005
                                                                   -----------    -----------

      a.    Fees  and  related   benefits   and   compensation         139,993             --
            expenses in respect of options granted to a member     ===========    ===========
            of the Board of Directors

      b.    As for transactions with Ramot see Note 3.

NOTE 14:- SUBSEQUENT EVENTS

      a. On April 1, 2006, the Company signed a consulting agreement, according to which the Company will issue to the consultant 240,000 stocks of common stock of the Company in consideration for its services.

      b.    On May 2, 2006, the Company reached the following resolutions:

            1. Issuance of 65,374 stocks of Common stock of the Company to its legal consultant in exchange of legal services in the amount of $ 31,675.

            2. Repricing of option to purchase 457,163 stocks of Common stock of the company, granted to its service provider on December 21, 2005 at an exercise price of $ 0.7 to an exercise price of $ 0.15.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except share data)

NOTE 14:- SUBSEQUENT EVENTS (Cont.)

            3. Issuance of 250,000 stocks of Common stock of the Company to certain consultants in consideration for their services.

            4. Grant of options to purchase 300,000 stocks of Common stock of the Company, to its chief operating officer, chief financial officer and one of its directors at an exercise price of $
                  0.15. The options shall be fully vested from the grant date. In addition, the Company Board of Directors resolved to issue 200,000 restricted stocks to two of its Directors.

            5. Granting of options to purchase 19,355 stocks of Common stock of the Company, to its Public relation consultants at an exercise price of $ 0.15. The options will vest in one annual from the day of grant and be exercisable for a period of 5 years.

            6. Grant of options to purchase 272,000 stocks of Common stock of the Company, to its consultant. 36,000 options will be granted at an exercise price of $ 0.75, 36,000 will be granted at an exercise price of $ 0.35 and 200,000 options will be granted at an exercise price of $ 1. All options shall be fully vested on the of grant date.

            c. On June 5, 2006, the Company issued a $ 500,000 Convertible Promissory Note (the "Note") in connection with a third party's loan to the Company. Interest on the Note will accrue at the rate of ten percent per annum and will be due and payable in full on June 5, 2007 (the "Maturity Date"). The
                  Note will become immediately due and payable upon the occurrence of certain Events of Default, as defined in the Note. The third party has the right at any time prior to the close of business on the Maturity Date to convert all or part of the outstanding principal and interest amount of the Note into stocks of the Company's Common stock, $ 0.00005 par value per stock (the "Common Stock"). The Conversion Price, as defined in the Note, will be 75% (50% upon the occurrence of an Event of Default) of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert. The Conversion Price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

                  On June 14, 2006, the Company signed an amendment to the convertible loan agreement, according to which the Company limited the number of stocks to be issued upon conversion of such loan to an amount of 50,000,000 stocks of Common stock.

                  - - - - - - - - - - - - - - - - - - - - - - -

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of its Principal Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Principal Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in the reports filed by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Principal Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in the Company's internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

None.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Set forth below is a summary description of the principal occupation and business experience of each of the Company's directors and executive officers.

Name                          Age  Position
----------------------------  ---  --------------------------------------------
Yoram Drucker                  41  Chief Operating Officer (Principal Executive
                                   Officer)
David Stolick                  40  Chief Financial Officer
Irit Arbel                     46  Director
Michael Greenfield (Ben-Ari)   46  Director
Robert Shorr                   52  Director

Mr. Yoram Drucker joined the Company as our Chief Operating Officer in November 2004. In connection with Dr. Beck's resignation from her positions as President and Chief Executive Officer and director of the Company on November 10, 2005 (discussed above), Mr. Drucker has also assumed Dr. Beck's responsibilities as the Company's principal executive officer. Since 1998, Mr. Drucker has been an independent consultant regarding business development, finance, strategy, and operations. From 1997 to 1998, Mr. Drucker managed a real estate brokerage firm. From 1995 through 1996, Mr. Drucker managed his own promotion company and created and designed marketing and promotion concepts for various Israeli companies. From 1990 through 1995, Mr. Drucker served as manager of the production department of one of Israel's largest diamond factories.

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

Dr. Robert Shorr joined the Company as a director in March 2005. Since 2000, Dr. Shorr serves as President and CEO of Cornerstone Pharmaceuticals, a bio-technology company. Since 1998, he has also served as Director of Business Development at the State University of New York at the Stony Brook Center for Advanced Technology. From 1998 until 2002, Dr. Shorr was Vice-President of Science and Technology (CSO) of United Therapeutics, a NASDAQ listed company. From 1999, he has served as trustee at the Tissue Engineering Charities, Imperial College, London. Prior to 1998 he held management positions at Enzon Inc., a NASDAQ listed company, and AT Biochem of which he was also founder. Dr. Shorr also served on the Board of Directors of Biological Delivery Systems Inc., a NASDAQ listed company. Dr. Shorr holds both a Ph.D. and a D.I.C. from the University of London, Imperial College of Science and Technology as well as a B.Sc. from the State University of New York.

Committees of the Board

The Board of Directors has not yet created an audit committee, and therefore does not have an audit committee financial expert. Two "independent" directors (as the term is defined in Nasdaq Rule 4200(a)(15)) were elected to our Board in December 2004 and March 2005, and we intend to create an audit committee as well as a compensation committee consisting of such independent directors in the future. Until then, however, our Board of Directors performs these functions.

Family Relationships

There are no family relationships between the executive officers or directors of the Company.

Involvement in Certain Legal Proceedings

None.

Code of Ethics

On May 27, 2005, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our officers including our Chief Operating Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), contractors, consultants and advisors.

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to BrainStorm Cell Therapeutics Inc., 1350 Avenue of the Americas, New York, NY 10019, Attn: Chief Financial Officer.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our Common Stock (collectively, the "Reporting Persons"), to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe that during the fiscal year ended March 31, 2006, all Reporting Persons complied with the applicable requirements of Section 16(a) of the Exchange Act. There are no known failures to file a required Form 3, Form 4 or Form 5.

Item 10. Executive Compensation.

Summary Compensation

The following table sets forth certain summary information with respect to he compensation paid during the fiscal years ended March 31, 2006 and 2005 earned by each of the following individuals: (i) the Chief Operating Officer, (ii) the Chief Financial Officer and (iii) our former President and Chief Executive Officer (collectively, the "Named Executive Officers"). None of the Named Executive Officers earned any compensation in the fiscal year ended March 31, 2004. Each of the Named Executive Officers is paid in New Israeli Shekel (NIS); the amounts below are the U.S. dollar equivalent. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

                           SUMMARY COMPENSATION TABLE

                                    Annual Compensation        Long Term Compensation
                                ---------------------------   ------------------------
                                                                           Awards
                                                              -----------------------
                                                              Securities
                                                Other         Underlying
                                                 Annual        Options/    All Other
Name and Principal                               Compen-        SARs        Compen-
Position                 Year   Salary ($)    ation ($)(1)     Granted     sation ($)
----------------------   ----   ----------   --------------   ----------   ----------
Dr. Yaffa Beck, Former   2006     83,760         14,372               --    47,355(2)
President and Chief      2005     42,675          7,075        1,828,692          --
Executive Officer

Yoram Drucker, Chief     2006     60,462         11,025               --          --
Operating Officer        2005     19,457          3,720          685,760          --
(principal executive
officer)

David Stolick, Chief     2006     60,500         11,280        400,000(3)         --
Financial Officer        2005     18,872            349          400,000          --

(1) Includes management insurance (which includes pension, disability insurance and severance pay), payments towards such employee's education fund and Israeli social security.

(2) Represents the full amount of the severance payment owed to Dr. Beck, to be paid to Dr. Beck in ten (10) monthly installments pursuant to the Termination Agreement and General Release. During the fiscal year ended March 31, 2006, $5,000 of such amount was paid to Dr. Beck.

(3) Due to the amendment of the exercise price of the option originally granted to Mr. Stolick on March 29, 2005, there was a deemed cancellation of that option and a grant of a replacement option on February 6, 2006. Mr. Stolick only has an option to purchase 400,000 shares of Common Stock, not 800,000.

Option Grants During Fiscal Year Ended March 31, 2006

The following table sets forth information regarding options to purchase Common Stock granted to Mr. Stolick during the fiscal year ended March 31, 2006. No options were granted to any other Named Executive Officer during the fiscal year ended March 31, 2006. The Company has never granted any stock appreciation rights.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                               Percent of Total
                      Number of Securities    Options Granted to
                       Underlying Options    Employees in Fiscal   Exercise or Base
Name                        Granted (#)            Year             Price ($/Sh)      Expiration Date
-------------------  ---------------------   -------------------   ----------------   ---------------
David Stolick               400,000(1)               100%               0.15              2/13/2015

(1) Due to the amendment of the exercise price of an outstanding option originally granted to Mr. Stolick on March 29, 2005, there was a deemed cancellation of that option and a grant of a replacement option on February 6, 2006.

Options Exercised During Fiscal Year Ended March 31, 2006

The following table sets forth the number of exercisable and unexercisable options to purchase BrainStorm Common Stock held by the Named Executive Officers as of March 31, 2006. No stock options to purchase BrainStorm Common Stock were exercised by any Named Executive Officer during the fiscal year ended March 31, 2006.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND 2005 FISCAL YEAR END
                                  OPTION VALUES

                      Number of Securities Underlying   Value of Unexercised In-the
                          Unexercised Options at           -Money Options at FY-
                                FY-End (#)                        end ($)

                               Exercisable /                   Exercisable /
Name                           Unexercisable                    Unexercisable
-------------------   -------------------------------   ----------------------------
                      Exercisable       Unexercisable   Exercisable    Unexercisable
                      -----------       -------------   -----------    -------------
Dr. Yaffa Beck           800,000                 --       272,000              --

Yoram Drucker            313,132            372,628       106,465         126,693

David Stolick            150,137            249,863        51,047          84,953


Report of Board of Directors on Repricing of Options/SARs

On February 6, 2006, in light of the significant decline in the Company's share price in the last fiscal year, the Company's Board of Directors approved the repricing of Mr. Stolick's option to purchase 400,000 shares of Common Stock granted pursuant to his employment agreement with the Company, such that said option shall have an exercise price of $0.15 per share.

Stock Incentive Plans

In November 2004 and February 2005, the Company's Board of Directors adopted and ratified the 2004 Global Share Option Plan and the 2005 U.S. Stock Option Plan and Incentive Plan (the "Global Plan" and "U.S. Plan" respectively and the "Plans" together), respectively, and further approved the reservation of 9,143,462 shares of the Company's Common Stock for issuance thereunder. The Company's shareholders approved the Plans and the shares reserved for issuance thereunder at a special meeting of shareholders that was held on March 28, 2005.

Under the Global Plan, we granted a total of 3,032,423 options with various exercise prices (a weighted average exercise price of $0.363) and expiration dates, to service providers, subcontractors, directors, officers, and employees. Such options do not include 1,028,692 options that were previously granted to Dr. Beck pursuant to her employment agreement, which, following the termination of her employment with the Company on February 9, 2006 expired and were returned to the Company's option pool. Under the U.S. Plan, we have issued an additional 1,330,000 shares of restricted stock and options to Scientific Advisory Board members, consultants, and directors.

As at March 31, 2006, there were 4,781,039 shares available for issuance pursuant to the Plans, not including the following shares of restricted stock and options that we issued subsequent to March 31, 2006: (i) the 419,355 options and shares of restricted stock for the Company's consultants and service providers; (ii) the 100,000 options and 200,000 restricted shares that have been issued to our directors as initial compensation for the fiscal year ending March 31, 2007; (iii) the 200,000 options that have been approved for issuance to our executive officers, Mr. Drucker and Mr. Stolick, by the Company's Board of Directors on May 2, 2006; or (iv) the 60,000 shares of restricted stock that have been issued to a consultant on April 13, 2006.

Compensation of Directors

We reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attending board meetings. On May 27, 2005, we approved the following compensation for non-employee directors beginning for fiscal year 2006: (i) annual retainer of $10,000; (ii) meeting participation fees of $1,000 for each board meeting or duly constituted committee thereof attended in person; and (iii) $500 for each meeting attended by telephone. In the fiscal year ended March 31, 2006, we paid our directors the following compensation: (i) Dr. Irit Arbel received an aggregate of $10,000 and was issued an option to purchase 100,000 shares of our Common Stock, at an exercise price of $0.75, vesting in three (3) equal annual installments beginning on May 27, 2006; (ii) Dr. Robert Shorr received an aggregate of $5,000 and was issued 100,000 restricted shares, which are subject to the Company's right to repurchase at a purchase price of par value ($0.00005), which repurchase right expires in three equal annual installments beginning on May 27, 2006; and (iii) Michael Greenfield (Ben Ari) received an aggregate of $5,000 and was issued 100,000 restricted shares, which are subject to the Company's right to repurchase at a purchase price of par value ($0.00005), which repurchase right expires in three (3) equal annual installments beginning on May 27, 2006.

Executive Employment Agreements

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

Mr. Drucker will be entitled to coverage under our Directors' and Officers' liability insurance policy and to a written undertaking from the Company and its subsidiary to indemnify and release him to the full extent possible in accordance with the Israeli Companies Law 5759-1999 and the applicable laws of the State of Washington.

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

David Stolick. Pursuant to his employment agreement effective as of February 13, 2005 (the "Stolick Effective Date"), Mr. Stolick is entitled to an initial base salary of 20,000 New Israeli Shekel (NIS) per month (approximately $4,470), which shall be increased six (6) months subsequent to the Stolick Effective Date, to NIS 28,000 per month. Mr. Stolick was granted, pursuant to the Company's Global Plan, options to purchase 400,000 shares of the Company's Common Stock at a price per share of $0.75 each, which options will vest and become exercisable in thirty-six equal monthly installments from the Stolick Effective Date. These options shall be exercisable by Mr. Stolick for a ten (10) year period following the Stolick Effective Date, but in any case not later than two (2) years after termination of the Agreement. On February 6, 2006, in light of the significant decline in the Company's share price in the last fiscal year, our Board of Directors approved the repricing of Mr. Stolick's 400,000 options to have an exercise price of $0.15 per share. Mr. Stolick will be entitled to coverage under the Company's Directors' and Officers' liability insurance policy and to a written undertaking from the Company and its subsidiary to indemnify and release him to the full extent possible in accordance with the Israeli Companies Law 5759-1999 and the applicable laws of the State of Washington.

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

Dr. Yaffa Beck. On March 20, 2006, in connection with Dr. Beck's resignation from her positions as officer and director of the Company, the Company and the Subsidiary (collectively, the "Company") entered into a Termination Agreement and General Release (the "Termination Agreement") with Dr. Beck. Under the Termination Agreement, the Company and Dr. Beck agreed to terminate their employment relationship effective February 9, 2006. Pursuant to the Termination Agreement, the Company will pay in 10 monthly installments beginning on March 1, 2006, a total of $47,355 to Dr. Beck. In the event that the Company raises an aggregate of $1,000,000 through equity financings after February 9, 2006, the Company will pay the then total outstanding amount in one lump-sum payment. In addition, if the Company is granted certain EC research and development grants as detailed in the Termination Agreement, it will pay Dr. Beck a bonus of $30,000 upon the earlier of (i) 15 days after the Company receives an initial payment of such EC grant of at least $50,000 or (ii) 15 days after the receipt of aggregate proceeds of $1,000,000 from equity financings. Under the Termination Agreement, options granted to Dr. Beck to acquire 800,000 shares of the Company's Common Stock at an exercise price of $0.15 per share are fully vested and are exercisable until February 9, 2010. All other options previously granted to Dr. Beck are forfeited to the Company as of the date of the Termination Agreement. The Company has recently been notified that its applications for the said EC research and development grants have been declined and therefore Dr. Beck shall not be entitled to receive the aforementioned $30,000 bonus.

Moreover, under the Termination Agreement, Dr. Beck released the Company from any and all claims arising out of or related to her employment or termination from employment with the Company, except for (i) claims based on the enforcement of the Termination Agreement, (ii) claims for unemployment payment, (iii) claims based on events occurring after the date of the Termination Agreement and (iv) any right of Dr. Beck under the Company's 2004 Global Share Option Plan with respect to the 800,000 vested stock options granted to Dr. Beck. The Company released Dr. Beck from any and all claims arising out of or related to Dr. Beck's employment or termination from employment with the Company, except for
(i) claims based on the enforcement of the Termination Agreement and (ii) claims based on events occurring after the date of the Termination Agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 31, 2006 with respect to the beneficial ownership of Common Stock of the Company by the following: (i) each of the Company's current directors; (ii) each of the Named Executive Officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company's Common Stock.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, the Company believes that each person or entity named in the table has sole voting and investment power with respect to all shares of BrainStorm Common Stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC's rules, shares of BrainStorm Common Stock issuable under options that are exercisable on or within 60 days after March 31, 2006 ("Presently Exercisable Options") or under warrants that are exercisable on or within 60 days after March 31, 2006 ("Presently Exercisable Warrants") are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the Common Stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the Common Stock beneficially owned by any other person or entity. Unless otherwise indicated, the address of each person listed in the table is c/o BrainStorm Cell Therapeutics Inc., 1350 Avenue of the America, New York, NY 10019.

The percentage of the Common Stock beneficially owned by each person or entity named in the following table is based on 22,854,587 shares of Common Stock outstanding as of March 31, 2006 plus any shares issuable upon exercise of Presently Exercisable Options and Presently Exercisable Warrants held by such person or entity.

                                                           Shares Beneficially Owned
                                                    --------------------------------------
Name and Address of Beneficial Owner                Number of Shares   Percentage of Class
-------------------------------------------------   ----------------   -------------------
Directors, Nominees and Named Executive Officers
Dr. Yaffa Beck  (Former Chief Executive Officer)         800,000 (1)           3.4%
Yoram Drucker                                            751,230 (2)           3.2%
David Stolick                                            172,359 (3)              *
Irit Arbel                                             2,333,333 (4)          10.2%
Michael Greenfield (Ben Ari)                             100,000 (5)              *
Robert Shorr                                             100,000 (6)              *
All current directors and executive officers
 as a group (5 persons)                                3,456,922              14.8%
5% Shareholders
Ramot at Tel Aviv University Ltd.
  32 Haim Levanon St.
  Tel Aviv University, Ramat Aviv
  Tel Aviv, L3 61392                                   6,363,849 (7)          21.8%
Eldad Melamed
  c/o Rabin Medical Center
  Beilinson Campus
  Sackler School of Medicine, Tel Aviv University
  Petah-Tikva, L3 49100                                2,688,178 (8)          10.5%
Daniel Offen
  c/o Felsenstein Medical Research Center
  Rabin Medical Center, Tel Aviv University
  Petah-Tikva, L3 49100                                2,688,177 (9)          10.5%
Zegal & Ross Capital                                   2,600,000 (10)         11.4%
  1748 54th Street
  Brooklyn, NY 11204
Basad Holdings Ltd.
  55 Ameer Avenue, Suite 9050
  Toronto, Ontario, Canada M6A2Z1                      1,610,000 (11)          7.0%
Shareholder group                                      7,347,263 (12)         31.6%

---------

*     Less than 1%.

(1) Consists of 800,000 shares of Common Stock issuable upon the exercise of Presently Exercisable Options at an exercise price of $0.15.

(2)   Consists of (i) 400,000 shares of Common Stock owned by Mr. Drucker; and
      (ii) 351,230 shares of Common Stock issuable upon the exercise of Presently Exercisable Options at an exercise price of $0.15. Mr. Drucker is also considered to be a member of a group within the meaning of Section 13(d)(3) of the Securities Exchange Act (see note 12 below). Other than the Lock-up agreements described below, the members of the group have not entered into any agreement relating to the acquisition, disposition or voting of such shares.

(3) Consists of 172,359 shares of Common Stock issuable upon the exercise of Presently Exercisable Options at an exercise price of $0.15.

(4)   Consists of (i) 2,300,000 shares of Common Stock owned by Dr. Arbel; and
      (ii) 33,333 shares of Common Stock issuable upon the exercise of Presently Exercisable Options at an exercise price of $0.75. Dr. Arbel is also considered to be a member of a group within the meaning of Section 13(d)(3) of the Securities Exchange Act (see note 12 below). The members of the group have not entered into any agreement relating to the acquisition, disposition or voting of such shares. Dr. Arbel's address is 6 Hadison Street, Jerusalem, Israel.

(5) Consists of 100,000 shares of restricted stock, which shares are subject to the Company's right to repurchase them at a purchase price of par value ($0.00005), which repurchase right expires in three (3) equal annual installments beginning on May 27, 2006.

(6) Consists of 100,000 shares of restricted stock, which shares are subject to the Company's right to repurchase them at a purchase price of par value ($0.00005), which repurchase right expires in three (3) equal annual installments beginning on May 27, 2006.

(7) Consists of shares of Common Stock issuable upon the exercise of Presently Exercisable Warrants. Tel Aviv University and Tel Aviv University Economic Corp. Ltd. may each be deemed the beneficial owners of these shares. Based solely on information provided in Schedule 13D filed with the SEC by Ramot at Tel-Aviv University Ltd. on November 21, 2005.

(8) Consists of shares of Common Stock issuable upon the exercise of Presently Exercisable Warrants. Based solely on information provided in Schedule 13D filed with the SEC by Prof. Eldad Melamed on September 26, 2005.

(9) Consists of shares of Common Stock issuable upon the exercise of Presently Exercisable Warrants. Based solely on information provided in Schedule 13D filed with the SEC by Daniel Offen on September 26, 2005.

(10) Based solely on information provided in Schedule 13D filed with the SEC by Zegal & Ross Capital on July 16, 2004.

(11) Based solely on information provided in Schedule 13D filed with the SEC by Basad Holdings Ltd. on July 27, 2004.

(12) Information is based on Schedule 13Ds received by the Company from the following persons indicating beneficial ownership of the following number of shares, respectively: Irit Arbel (2,300,000), Inon Barnea (40,000), Jonatan Berlin (300,000), Yoram Drucker (400,000), Ilan Drucker (300,000), Rachel Even (460,000), Gil Mastey (190,000), Iris Nehorai (700,000), Ilana Nehorai (750,000), Elazar Nehorai (700,000) Osnat Reuveni (700,000), Erez Schwartz (300,000). The Schedule 13Ds indicate that (i) such persons are considered to be a group within the meaning of Section 13(d)(3) of the Securities Exchange Act; (ii) the members of the group have not entered into any agreement relating to the acquisition, disposition or voting of such shares; and (iii) each person has sole voting and dispositive power with respect to his or her shares. Information also includes Yoram Drucker's Presently Exercisable Options to purchase 351,230 shares of Common Stock at an exercise price of $0.15 and Dr. Irit Arbel's Presently Exercisable Options to purchase 33,333 shares of Common Stock at an exercise price of $0.75.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plan as of March 31, 2006:

                                         Number of securities                          Number of securities
                                          to be issued upon       Weighted-average       remaining available
                                             exercise of         exercise price of      for future issuance
                                         outstanding options,   outstanding options,     under equity
Plan Category                             warrants and rights    warrants and rights     compensation plans
--------------------------------------   --------------------   --------------------   --------------------
Equity compensation plans approved by         3,262,423(1)             $0.383               4,781,039 (2)
security holders
Equity compensation plans not approved                0                     0                       0
by security holders
Total                                         3,262,423(1)                                  4,781,039 (2)

(1) Does not include 1,100,000 shares of restricted stock that the Company has issued pursuant to the 2005 U.S. Stock Option and Incentive Plan to scientific advisory board members, directors, service providers, and consultants.

(2) A total of 9,143,462 shares of our Common Stock were reserved for issuance in aggregate under the 2004 Global Share Option Plan and the 2005 U.S. Stock Option and Incentive Plan. Any awards granted under the 2004 Global Share Option Plan or the 2005 U.S. Stock Option and Incentive Plan will reduce the total number of shares available for future issuance under the other plan.

Lock-up Agreements

On March 21, 2005, we entered into lock-up agreements with (i) 29 shareholders with respect to 15,290,000 shares of our Common Stock held by them, and (ii) holders of warrants to purchase 12,800,844 shares of our Common Stock. Under these lock-up agreements, these security holders may not transfer these securities to anyone other than permitted transferees without the prior consent of our Board of Directors, for the period of time as follows: (i) eighty-five percent (85%) of the securities shall be restricted from transfer for the twenty-four (24) month period following July 8, 2004 (the date of our original research and license agreement with Ramot at Tel Aviv University Ltd.) and (ii) fifteen percent (15%) of the securities shall be restricted from transfer for the twelve (12) month period following July 8, 2004. On July 8, 2005, the above lock-up agreements expired with respect to fifteen percent (15%) of the foregoing securities.

On March 26, 2006, we entered into new lock-up agreements (the "New-Lock Up Agreements") with each of Zegal & Ross Capital LLC, Ms. Irit Arbel, Based Holdings Ltd., Ofilam LLC, and Yoram Drucker, with respect to 7,810,000 shares of our Common Stock held by them. These lock-up agreements amend and restate the previous lock-up agreements described above. Under the New Lock-Up Agreements, these shareholders may not sell or otherwise transfer their shares to anyone other than permitted transferees without the prior written consent of the Company's Board of Directors, as follows: (i) eighty-five percent (85%) of the shares will be restricted from transfer until December 31, 2006 and (ii) fifteen percent (15%) of the shares will be free from the transfer restrictions. All of the restrictions under the New Lock-Up Agreements will automatically terminate upon the effectiveness of any registration statement filed by the Company for the benefit of Ramot at Tel Aviv University Ltd.

Item 12. Certain Relationships and Related Transactions.

On July 8, 2004, we entered into the Original Ramot Agreement with Ramot, the technology licensing company of Tel Aviv University, which Agreement was amended on March 30, 2006 by the Amended Research and License Agreement (described below). Under the terms of the Original Ramot Agreement, Ramot granted to us an exclusive license to (i) the know how and patent applications on the stem cell technology developed by the team led by Prof. Melamed and Dr. Offen, and (ii) the results of further research to be performed by the same team on the development of the stem cell technology. Simultaneously with the execution of the Original Ramot Agreement, we entered into individual consulting agreements with Prof. Melamed and Dr. Offen pursuant to which all intellectual property developed by Prof. Melamed or Dr. Offen in the performance of services thereunder will be owned by Ramot and licensed to us under the Original Ramot Agreement.

As of November 4, 2004, we entered into consulting agreements with Prof. Melamed and Dr. Offen, under which we pay each of them an annual consulting fee of $72,000 and we issued each of them warrants to purchase 1,097,215 shares of our Common Stock (3% of our issued and outstanding shares at such time).

Each of the warrants is exercisable for a five-year period beginning on November 4, 2005.

Under the Original Ramot Agreement, we agreed to fund further research relating to the licensed technology in an amount of $570,000 per year for an initial period of two years, and for an additional two-year period if certain research milestones are met.

In consideration for the license, we originally agreed to pay Ramot:

      o     An up-front license fee payment of $100,000;

      o An amount equal to 5% of all Net Sales of Products as those terms are defined in the Original Ramot Agreement; and

      o An amount equal to all 30% of all Sublicense Receipts as such term is defined in the Original Ramot Agreement.

In addition, under the Original Ramot Agreement, we issued to Ramot and its designees, warrants to purchase an aggregate of 10,606,415 shares of our Common Stock (29% of our issued and outstanding shares as of November 4, 2004). Each of the warrants is exercisable for a five-year period beginning on November 4, 2005.

On March 30, 2006, we entered into the Amended Research and License Agreement with Ramot. Under the Amended Research and License Agreement, the funding of further research relating to the licensed technology in an amount of $570,000 per year has been reduced to $380,000 per year. Moreover, under the Amended Research and License Agreement, the initial period of time that the Company has agreed to fund the research has been extended from an initial period of two (2) years to an initial period of three (3) years. The Amended Research and License Agreement also extends the additional two-year period in the Original Ramot Agreement to an additional three-year period, if certain research milestones are met. In addition, the Amended Research and License Agreement reduces certain royalties payments that the Company may have to pay from five percent (5%) to three percent (3%) of all Net Sales (as defined therein). The Amended Research and License Agreement also reduces potential payments concerning sublicenses from 30% to 20-25% of Sublicense Receipts (as defined therein).

Item 13. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, for the audit of the Company's annual financial statements for the years ended March 31, 2006 and 2005, and fees billed for other services rendered by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global during those periods.

                                                                 2006      2005
                                                               -------   -------
Audit Fees(1)...............................................   $55,000   $47,974
Audit-Related Fees(2) ......................................   $     0   $14,526
Tax Fees ...................................................        --        --
All Other Fees..............................................        --        --
                                                               -------   -------
Total Fees(3) ..............................................   $55,000   $62,500

      (1) Audit fees are comprised of fees for professional services performed by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, as well as other services provided by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, in connection with statutory and regulatory filings or engagements.

      (2) Audit-related fees are comprised of fees related to the audits of employee benefit plans.

      (3) In addition to the Total Fees calculated above, the Company paid to Manning Elliott LLP (a) $4,600 in fees for the review of one of the Company's quarterly financial statements in the fiscal year ended March 31, 2005 and (b) $750 in fees for other services provided in connection with regulatory filings in the fiscal year ended March 31, 2006.

We do not use Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements and generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, to provide compliance outsourcing services.

Pre-approval Policies

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

                        BRAINSTORM CELL THERAPEUTICS INC.


Date: June 29, 2006                  By: /s/ Yoram Drucker
                                        ----------------------------------------
                                        Name: Yoram Drucker
                                        Title: Chief Operating Officer
                                               (Principal Executive Officer)


Date: June 29, 2006                  By: /s/ David Stolick
                                        ----------------------------------------
                                        Name: David Stolick
                                        Title: Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date
----------------------------   --------------------------------   ------------


/s/ Yoram Drucker              Chief Operating Officer            June 29, 2006
----------------------------   (Principal Executive Officer)
Yoram Drucker


/s/ David Stolick              Chief Financial Officer            June 29, 2006
----------------------------   (Principal Financial and
David Stolick                  Accounting Officer)


/s/ Irit Arbel                 Director                           June 29, 2006
----------------------------
Irit Arbel


/s/ Michael Greenfield         Director                           June 29, 2006
----------------------------
Michael Greenfield (Ben-Ari)


/s/ Robert Shorr               Director                           June 29, 2006
----------------------------
Robert Shorr

                                  EXHIBIT INDEX

Exhibit
No.       Description
-------   ----------------------------------------------------------------------

3.1       Articles of Incorporation is incorporated herein by reference to
          Exhibit 3.1 of the Company's Registration Statement on Form S-1 dated May 24, 2001 (File No. 333-61610).

3.2 Articles of Amendment to the Articles of Incorporation, dated as of July 31, 2003, is incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 dated February 15, 2006 (File No. 333-131880).

3.3 Certificate of Amendment to the Articles of Incorporation, dated as of August 19, 2003, is incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8 dated February 15, 2006 (File No. 333-131880).

3.4 Articles of Amendment to the Articles of Incorporation, dated as of November 15, 2004, is incorporated herein by reference to Exhibit 3.(I) of the Company's Current Report on Form 8-K dated November 18, 2004 (File No. 333-61610).

3.5 By-laws is incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S- 1 dated May 24, 2001 (File No. 333-61610).

10.1 Restricted Stock Purchase Agreement, dated as of April 28, 2003, by and between Irit Arbel and Michael Frankenberger is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8- K dated May 21, 2004 (File No. 333-61610).

10.2 Letter of Intent, dated as of April 30, 2004, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated May 21, 2004 (File No. 333-61610).

10.3 Research and License Agreement, dated as of July 8, 2004, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 8, 2004 (File No. 333-61610).

10.4 Research and License Agreement, dated as of March 30, 2006, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 30, 2006 (File No. 333-61610).

10.5 Amendment Agreement, dated as of May 23, 2006, to Research and License Agreement, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K/A dated March 30, 2006 (File No. 333-61610).

10.6 Form of Common Stock Purchase Warrant, dated as of November 4, 2004, issued pursuant to Research and License Agreement with Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit
          4.07 of the Company's Current Report on Form 8-K/A dated November 4, 2004 (File No. 333-61610).

10.7 Amendment Agreement, dated as of March 31, 2006, among the Company, Ramot at Tel Aviv University Ltd. and certain warrantholders is incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 30, 2006 (File No. 333-61610).

10.8 Form of Common Stock Purchase Warrant, dated as of November 4, 2004, issued as a replacement warrant under the Amendment Agreement to Ramot at Tel Aviv University Ltd., is incorporated herein by reference to
          Exhibit 10.4 of the Company's Current Report on Form 8-K dated March 30, 2006 (File No. 333-61610).

10.9 Amended and Restated Registration Rights Agreement, dated as of March 31, 2006, by and between the Company and certain warrant holders is incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated March 30, 2006 (File No. 333-61610).

10.10 Consulting Agreement, dated as of July 8, 2004, by and between the Company and Prof. Eldad Melamed is incorporated herein by reference to
          Exhibit 10.2 of the Company's Current Report on Form 8-K dated July 8, 2004 (File No. 333-61610).

10.11 Consulting Agreement, dated as of July 8, 2004, by and between the Company and Dr. Daniel Offen is incorporated herein by reference to
          Exhibit 10.3 of the Company's Current Report on Form 8-K dated July 8, 2004 (File No. 333-61610).

10.12 Form of Warrant to purchase common stock dated as of November 4, 2004 issued pursuant to consulting agreements with Prof. Eldad Melamed and Dr. Daniel Offen is incorporated herein by reference to Exhibit 4.08 of the Company's Current Report on Form 8-K/A dated November 4, 2004 (File No. 333-61610).

10.13 Common Stock Purchase Agreement, dated as of October 22, 2004, by and between the Company and certain buyers is incorporated herein by reference to Exhibit 10.03 of the Company's Current Report on Form 8-K dated October 22, 2004 (File No. 333-61610).

10.14 Subscription Agreement, dated as of October 22, 2004, by and between the Company and certain buyers is incorporated herein by reference to
          Exhibit 10.04 of the Company's Current Report on Form 8-K dated October 22, 2004 (File No. 333-61610).

10.15 Form of Class A Common Stock Purchase Warrant to purchase common stock for $1.50 per share, dated as of October 2004, issued to certain buyers pursuant to Common Stock Purchase Agreement with certain buyers is incorporated herein by reference to Exhibit 4.03 of the Company's Current Report on Form 8-K dated October 22, 2004 (File No. 333-61610).

10.16 Form of Class B Common Stock Purchase Warrant to purchase common stock for $2.50 per share, dated as of October 2004, issued to certain buyers pursuant to Common Stock Purchase Agreement with certain buyers is incorporated herein by reference to Exhibit 4.04 of the Company's Current Report on Form 8-K dated October 22, 2004 (File No. 333-61610).

10.17* Employment Agreement, dated as of November 8, 2004, by and between the Company and Dr. Yaffa Beck is incorporated herein by reference to
          Exhibit 10.5 of the Company's Current Report on Form 8-K dated November 4, 2004 (File No. 333-61610).

10.18* Termination Agreement and General Release, dated as of March 20, 2006, by and between the Company and Dr. Yaffa Beck is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 20, 2006 (File No. 333-61610).

10.19* Employment Agreement, dated as of November 16, 2004, by and between the Company and Yoram Drucker is incorporated herein by reference to
          Exhibit 10.6 of the Company's Current Report on Form 8-K dated November 16, 2004 (File No. 333-61610).

10.20 Consulting Agreement, dated as of December 23, 2004, by and between the Company and Malcolm E. Taub is incorporated herein by reference to
          Exhibit 10.7 of the Company's Current Report on Form 8-K dated December 23, 2004 (File No. 333-61610).

10.21 Common Stock Purchase Warrant, dated as of December 23, 2004, issued to Malcolm E. Taub is incorporated herein by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K dated December 23, 2004 (File No. 333-61610).

10.22 Consulting Agreement, dated as of December 23, 2004, by and between the Company and Ernest Muller is incorporated herein by reference to
          Exhibit 10.8 of the Company's Current Report on Form 8-K dated December 23, 2004 (File No. 333-61610).

10.23 Common Stock Purchase Warrant, dated as of December 23, 2004, issued to Ernest Muller is incorporated herein by reference to Exhibit 4.6 of the Company's Current Report on Form 8-K dated December 23, 2004 (File No. 333-61610).

10.24* Employment Agreement, dated as of January 16, 2005, by and between the Company and David Stolick is incorporated herein by reference to
          Exhibit 10.9 of the Company's Current Report on Form 8-K dated January 16, 2005 (File No. 333-61610).

10.25 Lease Agreement, dated as of December 1, 2004, among the Company, Petah Tikvah Science and Technology District `A' Ltd., Petah Tikvah Science and Technology District `B' Ltd. and Atzma and Partners Maccabim Investments Ltd. is incorporated herein by reference to
          Exhibit 10.10 of the Company's Quarterly Report on Form 10-QSB dated December 31, 2004 (File No. 333-61610).

10.26 Form of Lock-up Agreement, dated as of March 21, 2005, by and between the Company and certain shareholders of the Company is incorporated herein by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K dated March 21, 2005 (File No. 333-61610).

10.27 Form of Lock-up Agreement, dated as of March 26, 2006, by and between the Company and certain shareholders of the Company is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 26, 2006 (File No. 333-61610).

10.28* The 2004 Global Share Option Plan is incorporated herein by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K dated March 28, 2005 (File No. 333-61610).

10.29* 2005 U.S. Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.12 of the Company's Current Report on Form 8-K dated March 28, 2005 (File No. 333-61610).

10.30* Option Agreement, dated as of December 31, 2004, by and between the Company and Yaffa Beck is incorporated herein by reference to Exhibit
          10.13 of the Company's Current Report on Form 8-K dated March 28, 2005 (File No. 333-61610).

10.31* Option Agreement, dated as of December 31, 2004, by and between the Company and Yoram Drucker is incorporated herein by reference to
          Exhibit 10.14 of the Company's Current Report on Form 8-K dated March 28, 2005 (File No. 333-61610).

10.32* Option Agreement, dated as of December 31, 2004, by and between the Company and David Stolick is incorporated herein by reference to
          Exhibit 10.15 of the Company's Current Report on Form 8-K dated March 28, 2005 (File No. 333-61610).

10.33* Amendment to Option Agreement, dated as of February 6, 2006, by and between the Company and David Stolick is incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated February 6, 2006 (File No. 333-61610).

10.34 Common Stock Purchase Warrant, dated as of May 16, 2005, issued to Trout Capital LLC is incorporated herein by reference to Exhibit 10.19 of the Company's Quarterly Report on Form 10-QSB dated June 30, 2005 (File No. 333-61610).

10.35 Restricted Stock Award Agreement under 2005 U.S. Stock Option and Incentive Plan issued by the Company to Scientific Advisory Board Members in April, 2005 is incorporated herein by reference to Exhibit
          10.18 of the Company's Quarterly Report on Form 10-QSB dated June 30, 2005 (File No. 333-61610).

10.36 Form of Investor Questionnaire and Subscription Agreement, dated October 2005, by and between the Company and certain investors is incorporated herein by reference to Exhibit 10.20 of the Company's Current Report on Form 8-K dated September 30, 2005 (File No. 333-61610).

10.37 Form of Common Stock Purchase Warrant to purchase common stock for $1.00 per share, dated as of September 2005, issued to certain investors pursuant to a private placement with certain investors is incorporated herein by reference to Exhibit 4.09 of the Company's Current Report on Form 8-K dated September 30, 2005 (File No. 333-61610).

10.38 Form of Investor Questionnaire and Subscription Agreement, dated December 2005, by and between the Company and certain investors is incorporated herein by reference to Exhibit 10.21 of the Company's Current Report on Form 8-K dated December 7, 2005 (File No. 333-61610).

10.39 Form of Common Stock Purchase Warrant to purchase common stock for $1.00 per share, dated as of December 2005, issued to certain investors pursuant to a private placement with certain investors is incorporated herein by reference to Exhibit 4.10 of the Company's Current Report on Form 8-K dated December 7, 2005 (File No. 333-61610).

10.40 Convertible Promissory Note, dated as of February 7, 2006, issued by the Company to Vivian Shaltiel is incorporated herein by reference to
          Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 6, 2006 (File No. 333-61610).

10.41 Convertible Promissory Note, dated as of June 5, 2006, issued by the Company to Vivian Shaltiel is incorporated herein by reference to
          Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 5, 2006 (File No. 333-61610).

10.42 Amendment to Convertible Promissory Notes, dated as of June 13, 2006, by and between the Company and Vivian Shaltiel.

21        Subsidiaries of the Company.

23        Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young
          Global.

31.1 Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Management contract or compensatory plan or arrangement filed in response to
Item 13 of Form 10-KSB.