Form 10QSB
period 2006-06-30
BRAINSTORM CELL THERAPEUTICS INC
filed 2006-08-17
CIK 1137883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

                              110 EAST 59th STREET
                               NEW YORK, NY 10022
                    (Address of principal executive offices)

                                 (212) 557-9000
                         (Registrant's telephone number)

                           1350 AVENUE OF THE AMERICAS
                               NEW YORK, NY 10019

              (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of August 10, 2006, the number of shares outstanding of the Registrant's Common Stock, $0.00005 par value per share, was 23,429,961.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                                TABLE OF CONTENTS



                                                                   Page Number
                                                                   -----------

                                     PART I

Item1.   Financial Statements                                           1

Item 2.  Plan of Operation                                             19
Item 3.  Controls and Procedures                                       34

                                     PART II

Item 6.  Exhibits                                                      35

                          PART I: FINANCIAL INFORMATION

                                  SPECIAL NOTE

Unless otherwise specified in this report, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.).

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. and its potential future business operations and performance. These statements, descriptions, forecasts and projections constitute "forward-looking statements," and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such "forward-looking statements." Some of these are described under "Certain Risk Factors That May Affect Future Results" in this report. In some cases you can identify such "forward-looking statements" by the use of words like "may," "will," "should," "could," "expects," "hopes," "anticipates," "believes," "intends," "plans," "estimates," "predicts," "likely," "potential," or "continue" or the negative of any of these terms or similar words. These "forward-looking statements" are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated "forward-looking statements" and projections will not be correct. Although we believe that the expectations reflected in these "forward-looking statements" are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption "Certain Risk Factors That May Affect Future Results" in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.


Item 1. Financial Statements.


              BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                          (A development stage Company)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2006

                                 IN U.S. DOLLARS

                                    UNAUDITED

                                      INDEX

                                                                        Page
                                                                     -----------

 Consolidated Balance Sheets

 Consolidated Statements of Operations

 Statements of Changes in Stockholders' Equity (Deficiency)

 Consolidated Statements of Cash Flows

 Notes to Consolidated Financial Statements

                      - - - - - - - - - - - - - - - - - - -

                                RAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                  (A development stage company)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
In U.S. dollars (except stock data)

                                                                                  June 30,       March 31,
                                                                                   2006            2006
                                                                                 -----------    -----------
                                                                                 Unaudited
                                                                                 -----------
    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                          289,515        290,219
  Restricted cash                                                                     30,405         28,939
  Accounts receivable and prepaid expenses                                            62,908         45,451
                                                                                 -----------    -----------

Total current assets                                                                 382,828        364,609

                                                                                 -----------    -----------

LONG-TERM INVESTMENTS:
  Prepaid expenses                                                                     7,425          7,067
  Severance pay fund                                                                  21,925         19,093
                                                                                 -----------    -----------

                                                                                      29,350         26,160
                                                                                 -----------    -----------

PROPERTY AND EQUIPMENT, NET                                                          489,329        411,454
                                                                                 -----------    -----------

OTHER ASSETS                                                                          76,850         57,590
                                                                                 -----------    -----------

Total assets                                                                         978,357        859,813
                                                                                 ===========    ===========

    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Trade payables                                                                     347,901        200,624
  Other accounts payable and accrued expenses                                        369,874        370,445
  Short-term convertible loans (Note 4)                                              768,755        367,292
  Short-term loan (Note 5)                                                           190,709        128,559
                                                                                 -----------    -----------

Total current liabilities                                                          1,677,239      1,066,920
                                                                                 -----------    -----------

OPTIONS AND WARRANTS (Note 4b)                                                            --      7,679,009
                                                                                 -----------    -----------

ACCRUED SEVERANCE PAY                                                                 25,128         24,563
                                                                                 -----------    -----------

Total liabilities                                                                  1,702,367      8,770,492
                                                                                 -----------    -----------

STOCKHOLDERS' DEFICIENCY:
  Stock capital:
    Common stock of $ 0.00005 par value - Authorized: 200,000,000 stocks at
      June 30, 2006 and March 31, 2006; Issued and outstanding: 23,329,961 and
      22,854,587 stocks at June 30, 2006 and March 31, 2006, respectively              1,167          1,144
    Preferred stock of $ 0.00005 par value - Authorized: 40,000,000 stocks at
      June 30, 2006 and March 31, 2006; none issued                                       --             --
  Additional paid-in capital                                                      22,443,474     15,802,847
  Deferred stock-based compensation                                                       --     (1,395,439)
  Deficit accumulated during the development stage                               (23,168,651)   (22,319,231)
                                                                                 -----------    -----------

Total stockholders' deficiency                                                      (724,010)    (7,910,679)
                                                                                 -----------    -----------

Total liabilities and stockholders' deficiency                                       978,357        859,813
                                                                                 ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                RAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                  (A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
In U.S. dollars (except stock data)

                                                                                                 Period from
                                                                                                 September 22,
                                                        Three months ended                      2000 (inception
                                                             June 30,              Year ended    date) through
                                                  ----------------------------      March 31,       June 30,
                                                     2006            2005             2006           2006
                                                  ------------    ------------    ------------    ------------
                                                            Unaudited                               Unaudited
                                                  ----------------------------                    -------------
Operating costs and expenses:

Research and development                               242,930         180,637         970,891       1,685,863
Research and development expenses (income)
  related to stocks ,warrants and options
  granted to employees and service providers          (341,111)          9,855        (123,944)     15,413,396
General and administrative                             244,641         234,708         817,366       1,327,138
General and administrative expenses related to
  stocks ,warrants and options granted to
  employees and service providers                      597,133         307,600       1,636,692       4,445,247
                                                  ------------    ------------    ------------    ------------

Total operating costs and expenses                     743,593         732,800       3,301,005      22,871,644

Financial income (expenses), net                       (97,143)         (2,379)         14,689         (72,559)
                                                  ------------    ------------    ------------    ------------

                                                      (840,736)       (735,179)     (3,286,316)    (22,944,203)
Income taxes                                             8,684           4,609          30,433          44,586
                                                  ------------    ------------    ------------    ------------

Loss from continuing operations                       (849,420)       (739,788)     (3,316,749)    (22,988,789)
Net loss from discontinued operations                       --              --              --        (163,971)
                                                  ------------    ------------    ------------    ------------

Net loss                                              (849,420)       (739,788)     (3,316,749)    (23,152,760)
                                                  ============    ============    ============    ============

Basic and diluted net loss per share from
   continuing operations                                 (0.04)          (0.04)          (0.15)
                                                  ============    ============    ============

Weighted average number of stocks outstanding
   used in computing basic and diluted net loss
   per stock                                        23,031,834      21,137,142      22,011,370
                                                  ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                                RAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                  (A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------
In U.S. dollars (except stock data)

                                                                                                         Deficit
                                                                                                       accumulated       Total
                                                   Common stock            Additional    Deferred       during the    stockholders'
                                              -----------------------       paid-in     stock-based    development       equity
                                              Number          Amount        capital     compensation      stage       (deficiency)
                                            -----------    -----------    -----------   -----------    -----------    -----------
Balance as of September 22, 2000 (date of
  inception)                                         --             --             --            --             --             --
  Stock issued on September 22, 2000 for
    cash at $ 0.00188 per stock               8,500,000            850         15,150            --             --         16,000
  Stock issued on March 31, 2001 for cash
    at $ 0.0375 per stock                     1,600,000            160         59,840            --             --         60,000
  Contribution of capital                            --             --          7,500            --             --          7,500
  Net loss                                           --             --             --            --        (17,026)       (17,026)
                                            -----------    -----------    -----------   -----------    -----------    -----------

Balance as of March 31, 2001                 10,100,000          1,010         82,490            --        (17,026)        66,474
  Contribution of capital                            --             --         11,250            --             --         11,250
  Net loss                                           --             --             --            --        (25,560)       (25,560)
                                            -----------    -----------    -----------   -----------    -----------    -----------

Balance as of March 31, 2002                 10,100,000          1,010         93,740            --        (42,586)        52,164
  Contribution of capital                            --             --         15,000            --             --         15,000
  Net loss                                           --             --             --            --        (46,806)       (46,806)
                                            -----------    -----------    -----------   -----------    -----------    -----------

Balance as of March 31, 2003                 10,100,000          1,010        108,740            --        (89,392)        20,358
  2 for 1 stock split                        10,100,000             --             --            --             --             --
  Stock issued on August 31, 2003 to
    purchase mineral option at $ 0.065
    per stock                                   100,000              5          6,495            --             --          6,500
  Cancellation of stocks granted to
    Company's President                     (10,062,000)          (503)           503            --             --             --
  Contribution of capital                            --             --         15,000            --             --         15,000
  Net loss                                           --             --             --            --        (73,295)       (73,295)
                                            -----------    -----------    -----------   -----------    -----------    -----------

Balance as of March 31, 2004                 10,238,000            512        130,738            --       (162,687)       (31,437)
  Stock issued on June 24, 2004 for
    private placement at $ 0.01 per
    stock, net of $ 25,000 issuance
    expenses (Note 6d(1)(a))                  8,510,000            426         59,749            --             --         60,175
  Contribution capital (Note 6c)                     --             --          7,500            --             --          7,500
  Stock issued in 2004 for private
    placement at $ 0.75 per unit (Note
    6d(1)(b))                                 1,894,808             95      1,418,042            --             --      1,418,137
  Cancellation of stocks granted to
    service providers                        (1,800,000)           (90)            90            --             --             --
  Deferred stock-based compensation
    related to options granted to
    employees                                        --             --      5,978,759    (5,978,759)            --             --
  Amortization of deferred stock-based
    compensation related to stocks and
    options granted to employees                     --             --             --       584,024             --        584,024
  Compensation related to stocks and
    options granted to service providers      2,025,000            101     17,505,747            --             --     17,505,848

  Net loss                                           --             --             --            --    (18,839,795)   (18,839,795)
                                            -----------    -----------    -----------   -----------    -----------    -----------
Balance as of March 31, 2005                 20,867,808          1,044     25,100,625    (5,394,735)   (19,002,482)       704,452
                                            ===========    ===========    ===========   ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                RAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                  (A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------
In U.S. dollars (except stock data)

                                                                                                           Deficit
                                                                                                        accumulated        Total
                                                   Common stock            Additional       Deferred     during the    stockholders'
                                              -----------------------        paid-in       stock-based   development       equity
                                                Number         Amount        capital       compensation      stage      (deficiency)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance as of March 31, 2005                  20,867,808          1,044     25,100,625     (5,394,735)   (19,002,482)       704,452
  Stock issued on May 12, 2005 for
    private placement at $ 0.8 per stock
    (Note 6d(1)(d))                              186,875              9        149,491             --             --        149,500
  Stock issued on July 27, 2005 for
    private placement at $ 0.6 per stock
    (Note 6d(1)(e))                              165,000              8         98,992             --             --         99,000
  Stock issued on September 30, 2005 for
    private placement at $0.8 per share
    (Note 6d(1)(f))                              312,500             16        224,984             --             --        225,000
  Stock issued on December 17, 2005 for
    private placement at $0.8 per share
    (Note 6d(1)(f))                              187,500             10        134,990             --             --        135,000
  Forfeiture of options granted to
    employees                                         --             --     (3,363,296)     3,363,296             --             --
  Deferred stock-based compensation
    related to stocks and options granted
    to directors and employees                   200,000             10        486,490       (486,500)            --             --
  Amortization of deferred stock-based
    compensation related to options and
    stocks granted to employees and
    directors (Note 6d(2))                            --             --         51,047      1,122,500             --      1,173,547
  Stock-based compensation related to
    options and stocks granted to service
    providers (Note 6d(3)(c))                    934,904             47        662,069             --             --        662,116
  Reclassification due to application of
    EITF 00-19 (Note 6a)                                                    (7,906,289)                                  (7,906,289)
  Beneficial conversion feature related
    to a convertible bridge loan                      --             --        163,744             --             --        163,744

  Net loss                                            --             --             --             --     (3,316,749)    (3,316,749)
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balance as of March 31, 2006                  22,854,587          1,144     15,802,847     (1,395,439)   (22,319,231)    (7,910,679)

  Elimination of deferred stock
    compensation due to implementation of
    FAS 123R (Note 2b)                                --             --     (1,395,439)     1,395,439             --             --
  Stock-based compensation related to
    stocks and options granted to
    directors and employees (Note
    6d(3)(c))                                    100,000              5        396,093             --             --        396,098
  Reclassification due to application of
    EITF 00-19 (Note 6a)                              --             --      7,190,829             --             --      7,190,829
  Stock-based compensation related to
    options and stocks granted to service
    providers (Note 6d(3)(c))                    375,374             18        282,477             --             --        282,495
  Beneficial conversion feature related
    to a convertible bridge loan (Note 4a)            --             --        167,667             --             --        166,667
  Net loss                                            --             --             --             --       (849,420)      (849,420)
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balance as of June 30, 2006 (unaudited)       23,329,961          1,167     22,443,474             --    (23,168,651)      (724,010)
                                             ===========    ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                RAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                  (A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                                              Period from
                                                                                                              September 22,
                                                               Three months ended                            2000 (inception
                                                                    June 30,                Year ended        date) through
                                                          -----------------------------       March 31,          June 30,
                                                              2006             2005             2006             2006
                                                          -------------    -------------    -------------    -------------
                                                                     Unaudited                                 Unaudited
                                                          ------------------------------                     -------------
Cash flows from operating activities:
 Net loss                                                      (849,420)        (739,788)      (3,316,749)      23,168,651
 Less - loss for the period from discontinued
    operations                                                       --               --               --          163,971
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                 48,777            5,374           72,318          106,430
   Accrued severance pay, net                                    (2,267)              --            5,470            3,203
   Accrued interest on loans                                     25,650               --           13,210           38,859
   Amortization of discount on short-term loans                 104,630               --           50,765          155,395
   Change in fair value of options and warrants                (488,180)              --         (306,660)        (794,840)
   Expenses related to stocks and options granted to
     service providers                                          282,495          101,501          631,216       18,791,457
   Stock-based compensation related to options granted
     to employees                                               396,098          215,954        1,173,547        1,757,571
   Decrease (increase) in accounts receivable and
     prepaid expenses                                           (17,457)         (28,893)          37,525          (62,754)
   Increase in trade payables                                   147,277          173,767          162,774          347,901
   Increase (decrease) in other accounts payable and
     accrued expenses                                              (571)          85,148          239,213          364,724
                                                          -------------    -------------    -------------    -------------

 Net cash used in continuing operating activities              (352,968)        (186,937)      (1,237,371)      (2,296,733)
 Net cash used in discontinued operating activities                  --               --               --          (22,766)
                                                          -------------    -------------    -------------    -------------

 Total net cash used in operating activities                   (352,968)        (186,937)      (1,237,371)      (2,319,493)
                                                          -------------    -------------    -------------    -------------

 Cash flows from investing activities:
 Purchase of property and equipment                             (95,912)        (185,156)        (209,647)        (534,119)
 Restricted cash                                                 (1,466)           1,619            2,195          (30,405)
 Investment in lease deposit                                       (358)              --           (2,477)          (7,425)
                                                          -------------    -------------    -------------    -------------

 Net cash used in continuing investing activities               (97,736)        (183,537)        (209,929)        (571,949)
 Net cash used in discontinued investing activities                  --               --               --          (16,000)
                                                          -------------    -------------    -------------    -------------

 Total net cash used in investing activities                    (97,736)        (183,537)        (209,929)        (587,949)
                                                          -------------    -------------    -------------    -------------

 Cash flows from financing activities:
 Proceeds from issuance of Common stock and warrants,
    net                                                              --          149,500          608,500        2,086,812
 Proceeds from loans, net                                       450,000               --          602,500        1,067,410
                                                          -------------    -------------    -------------    -------------

 Net cash provided by continuing financing activities           450,000          149,500        1,211,000        3,154,222
 Net cash provided by discontinued financing activities              --               --               --           42,741
                                                          -------------    -------------    -------------    -------------

 Total net cash provided by financing activities                450,000          149,500        1,211,000        3,196,963
                                                          -------------    -------------    -------------    -------------

 Increase (decrease) in cash and cash equivalents                  (704)        (220,974)        (236,300)         289,515
 Cash and cash equivalents at the beginning of the
    period                                                      290,219          526,519          526,519               --
                                                          -------------    -------------    -------------    -------------

 Cash and cash equivalents at end of the period                 289,515          305,545          290,219          289,515
                                                          =============    =============    =============    =============

 Non-cash financing activities:
 Non-cash financing activities from continued
    operations:                                                      --               --           30,900           30,900
                                                          =============    =============    =============    =============

 Cash paid during the period for:
 Taxes                                                               --               --                2                2
                                                          =============    =============    =============    =============
 Interest                                                            --               --                1                1
                                                          =============    =============    =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except stock data)

NOTE 1:-    GENERAL

      a. Brainstorm Cell Therapeutics Inc. (formerly: Golden Hand Resources Inc.) ("the Company") was incorporated in the State of Washington on September 22, 2000.

      b. On September 22, 2000, the Company acquired the right to market and sell a digital data recorder product in certain states in the U.S.

      c. On July 8, 2004, the Company entered into a licensing agreement with Ramot of Tel Aviv University Ltd. ("Ramot"), an Israeli corporation, to acquire certain stem cell technology. Subsequent to this agreement, the Company decided to change its line of business and to focus on the development of novel cell therapies for neurodegenerative diseases, particularly, Parkinson's disease, based on the acquired technology and research to be conducted and funded by the Company.

            Following the licensing agreement dated July 8, 2004, the management of the Company has decided to abandon all activities related to the sale of the digital data recorder product. The discontinuation of this activity was accounted for under the provision of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

      d. On October 25, 2004, the Company formed a wholly-owned subsidiary in Israel, Brainstorm Cell Therapeutics Ltd. ("BCT"). On March 14, 2005, the Company signed an agreement with its subsidiary effective as of November, 2004, according to which the subsidiary will provide research, development and other services to the Company. In return, the subsidiary will be entitled to receive reimbursement of expenses incurred by it in the process of performing the research and development services plus 10% of such reimbursement amounts.

      e. As of June 30, 2006, the Company had accumulated a deficit of $23,168,651, and working capital deficiency of $1,294,411, respectively, and incurred net loss of $849,420 and negative cash flows from operating activities in the amount of $352,968 for the three months ended June 30, 2006. In addition, the Company has not generated any revenues yet. The Company's ability to continue to operate as a going concern is dependent upon additional financial support.

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

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except stock data)

NOTE 1:-    GENERAL (Cont.)

      f.    Risk factors:

            The Company depends on Ramot to conduct its research and development activities (See Note 3 to the financial statements as of March 31, 2006). Termination of the research and license agreement may impact the Company's ability to continue to operate as a going concern.

            The Company's total current obligation to Ramot as of June 30, 2006 is in the amount of $162,469. Ramot agreed to postpone the payment until September 15, 2006.

NOTE 2:-    SIGNIFICANT ACCOUNTING POLICIES

      a. The significant accounting policies applied in the annual financial statements of the Company as of March 31, 2006, are applied consistently in these financial statements.

      b.    Accounting for stock-based compensation:

            On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options under the Company's stock plans based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

            SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for equity-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, a compensation expense in the amount of $1,223 thousands was recognized in the Company's results of operations for the year ended March 31, 2006.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except stock data)

NOTE 2:-    SIGNIFICANT ACCOUNTING POLICIES (Cont.)

            The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company's fiscal year 2006. Under that transition method, compensation cost recognized in the three months period ended June 30, 2006, includes:
            (a) compensation cost for all share- based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As required by the modified prospective method results for prior periods have not been restated.

            The Company recognized compensation expenses for the value of these awards, based on the straight line method over the requisite service period of each of the award.

            As a result of adopting SFAS 123(R) on April 1, 2006, the Company's loss before income taxes and net loss for the three months ended June 30, 2006, are $151,109 over than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per share for the three months period ended June 30, 2006, would have been $ 0.03, had the Company not adopted SFAS 123(R), compared to reported basic and diluted loss per share of $0.04.

            The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the period ending June 30, 2006, equal to the expected option term. The expected option term represents the period that the Company's stock options are expected to be outstanding and was determined based on historical experience of similar options, giving consideration to the contractual terms of the stock options. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except stock data)

NOTE 2:-    SIGNIFICANT ACCOUNTING POLICIES (Cont.)

            The following table illustrates the effect on net loss and net loss per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing formula and amortized to expense over the options vesting period.

                                Three months       Year ended
                                ended June 30,     March 31,
 Employee stock options             2006              2006
------------------------------   ------------    ------------

 Expected volatility                      112%            110%
 Risk-free interest                      4.56%           4.46%
 Dividend yield                             0%              0%
 Expected life of up to (years)          7.67            7.53

            The following table illustrates the effect on net loss and net loss per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation.

                                                                                Year ended
                                                                                March 31,
                                                                                   2006
                                                                              ---------------
Net loss  as reported                                                              (3,316,749)
Add: stock based employee compensation intrinsic value                              1,122,500
Deduct: stock-based compensation expense determined under fair value method        (1,330,447)
                                                                              ---------------

Pro forma net loss                                                                 (3,524,696)
                                                                              ===============

Basic and diluted net loss per share, as reported                                       (0.15)
                                                                              ===============

Basic and diluted net loss per share, pro forma                                         (0.16)
                                                                              ===============

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except stock data)

NOTE 3:-    UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

            Interim financial statements:

            The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its fully owned subsidiary as of June 30, 2006 and for the three months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007.

NOTE 4:-    SHORT-TERM CONVERTIBLE LOANS

      a. On June 5, 2006, the Company issued a $500,000 Convertible Promissory Note ("the Note") to a third party under the same terms as the convertible loan dated February 7, 2006. (See also Note 8 to the financial statements as of March 31, 2006).

            The Company agreed to pay finder's fee of 10% of the loan. The finder fee totaling $50,000 were charged to deferred charges and are amortized over the Note period (12 months).

            The beneficial conversion feature embedded in the Note amounted to $166,667.

            Such amount was recorded as discount against additional paid-in capital and is amortized to financial expenses over a 12 month period.

            The balance of such loan as of June 30, 2006 is comprised as follows:

                      Loan                       500,000
                      Discount                  (155,251)
                      Accrued interest             3,425
                                         ---------------

                                                 348,174
                                         ===============

            On June 14, 2006, the loan was amended (see also b below). According to the amendment, the Company limited the number of stocks to be issued upon conversion of such loan amount of 50,000,000 stocks of Common stock.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except stock data)

NOTE 4:-    SHORT-TERM CONVERTIBLE LOANS (Cont.)

      b. On June 14, 2006, the Company signed amendments to the convertible loan agreements dated February 7, 2006 (see also Note 8a to the financial statements as of March 31, 2006) and June 5, 2006 (see 4a above), according to which the Company limited the number of stocks to be issued upon conversion of such loans to an amount of 50,000,000 stocks of Common stock each. As a consequence, the Company reclassified the fair value of options and warrants previously granted to service providers and investors from liability to equity. Such fair value amounted to $7,190,829 as of June 14, 2006.

NOTE 5:-    SHORT-TERM LOAN

            On February 8, 2006, the Company issued a $189,000 Promissory Note due June 8, 2006 (the "Note"), with an interest of 8% to a third party (see also Note 9 to the financial statements as of March 31, 2006). In addition, the Company granted the third party warrants to purchase 189,000 of the Company's Common stock at an exercise price of $0.50 per stock. The warrants are fully vested and are exercisable at any time after February 8, 2006 until the third anniversary of the issue date.

            The Company agreed to pay $22,500 for due diligence and legal fees .The fees were recorded to deferred charges and are amortized over a four month period.

            The fair value of the warrant amounted to approximately $79,380. The Company estimated the fair value of the warrants using a Black and Scholes option pricing model, with the following assumptions: volatility of 119%, risk free interest rate of 4.66%, dividend yield of 0%, and an expected life of 36 months.

            In accordance with EITF 00-19, the warrants were recorded as a liability at their entire fair value and the residual amount (the difference between the amounts invested and the fair value of the warrants at the date of issuance) was allocated to the Note as follows: $79,380 to the warrants and $95,620 to the Note.

            As a result, an amount equal to the fair value allocated to the warrants was recorded as discount on the Note, and is amortized to financial expenses over a four month period.

            The balance as of June 30, 2006 is comprised as follows:

                      Loan                       175,000
                      Discount                        --
                      Accrued interest            15,709
                                         ---------------

                                                 190,709
                                         ===============

            The Company recorded, in the period ended June 30, 2006, $62,150 as financial expenses in respect to the discount amortization and accrued interest.

            The Company is negotiating with the lender the postponement of the due date of the loan. As of today the parties have not yet come to an agreement. The Company accrues additional interest according to the terms of the agreement (annual interest of 15%).

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except stock data)

NOTE 6:-    STOCK CAPITAL

      a.    Classification of options and warrants to consultants and investors:

            According to EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and potentially settled in a Company's Own Stock" (EITF 00-19), in order to classify warrants and options (other than employee stock options) as equity and not as liabilities, the Company must have sufficient authorized and unissued shares of common stock to provide for settlement of those instruments that may require share settlement. Under the terms of the Note dated February 7, 2006, the Company may be required to issue an unlimited number of shares to satisfy the Note's contractual requirements. As such, the Company's warrants and options (other than employee stock options) are required to be classified as liabilities and measured at fair value with changes recognized currently in earnings.

            Consequently, on February 7, 2006, the Company reclassified at fair value, options and warrants previously issued to consultants and investors from equity to liability. Such reclassification amounted to $7,906 thousand.

            On June 14, 2006, the Company signed amendments to the convertible loan agreements dated February 7, 2006 and June 5, 2006, according to which the Company limited the number of stocks to be issued upon conversion of such loans to an amount of 50,000,000 stocks of Common stock each. As a consequence, the Company reclassified the fair value of options and warrants previously granted to service providers and investors from liability to equity. The fair value as of June 14, 2006, amounted to $7,190,829.

      b.    The rights of Common stock are as follows:

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

      c. The former president of the Company donated services valued at $6,000 and rent valued at $1,500 for the six months ended September 30, 2004. These amounts were charged to the statement of operations as part of discontinued operations and classified as additional paid in capital in the stockholders' equity.

      d.    Issuance of stocks, warrants and options:

            1.    Private placements

                            a) On June 24, 2004, the Company issued to investors 8,510,000 Common stocks for total proceeds of $60,175 (net of $25,000 issuance expenses).

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except stock data)

NOTE 6:-    STOCK CAPITAL (Cont.)

      b) On February 23, 2005, the Company completed a private placement round for sale of 1,894,808 units for total proceeds of $1,418,137. Each unit consists of one stock of Common stock and a three year warrant to purchase one stock of Common stock at $2.50 per stock. This private placement was consummated in four trances which closed in October 2004, November 2004 and February 2005.

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

            On March 26, 2005, the Company completed Amended lock up agreements with five from the twenty nine stockholders mentioned above with respect to 7,810,000 stocks held by them. These Lock-Up Agreements amend and restate the previous lock-up agreements.

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

      d) On May 12, 2005, the Company issued to a certain investor 186,875 stocks of its Common stock for total proceeds of $149,500 at a price per stock of $0.8.

      e) On July 27, 2005, the Company issued to certain investors 165,000 stocks of its Common stock for total proceeds of $99,000 at a price per stock of $0.6.

      f) On August 11, 2005, the Company signed a private placement agreement ("PPM") with investors for the sale of up to 1,250,000 units at a price per unit of $0.8. Each unit consists of one Common stock and one warrant to purchase one Common stock at $1.00 per stock. The warrants are exercisable for a period of three years from issuance. On September 30, 2005 the Company sold 312,500 units for total net proceeds of $225,000. On December 7, 2005, the Company sold 187,500 units for total net proceeds of $135,000.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except stock data)

NOTE 6:-      STOCK CAPITAL (Cont.)

      2.    Options and stocks to employees and to directors:

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

            As of June 30, 2006, 3,865,039 stocks are available for future grants.

            On May 27, 2005, the Company granted two of its directors 200,000 restricted stocks (100,000 each). The restricted stocks are subject to the Company's right to repurchase them at a purchase price of par value ($0.00005). The restrictions of the stocks shall lapse in three annual and equal portions commencing the grant date.

            On May 2, 2006, the Company granted two of its directors 200,000 restricted shares (100,000 each). The restricted shares are subject to the Company's right to repurchase them at a purchase price of par value ($0.00005). The restrictions of the shares shall lapse in three annual and equal portions commencing the grant date. The shares were issued on June 7, 2006 to one director and on July 2, 2006 to the second director. The compensation related to the stocks issued on June 7, 2006, in the amount of $49,000 will amortized over the vesting period as general and administrative expenses.

            On May 2, 2006, the Company granted one of its directors an option to purchase 100,000 shares of its Common stock, at an exercise price of $0.15. The options are fully vested and expire after 10 years. The compensation related to the options, in the amount of $48,000 was recorded as general and administrative expenses.

            Compensation expenses recorded by the Company in respect of its stock-based employee compensation awards amounted to $396,093, $1,173,547 and $215,954 for the periods ended June 30, 2006, March 31, 2006 and June 30, 2005, respectively.

            On February 6, 2006, the Company entered into an amendment to the Company's option agreement with Mr. David Stolick, the Company's Chief Financial Officer. The amendment changes the exercise price of the 400,000 options granted to him on March 29, 2005 to $0.15 per stock from $0.75 per stock. Due to the modification, the award is accounted for as a variable from the date of modification.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except stock data)

NOTE 6:-    STOCK CAPITAL (Cont.)

            On June 22, 2006, the Company entered into an amendment to the Company's option agreement with two of its employees. The amendment changes the exercise price of 270,000 options granted to them to $0.15 per stock from $0.75 per stock. Due to the modification, the awards are accounted for as a variable from the date of modification.

      3.    Stocks and warrants to service providers:

            a)    Warrants:

                                     Number of            Exercise         Warrants                  Exercisable
        Issuance date                 warrants              price          exercisable                 through
-----------------------------   -------------------   ----------------   -----------------   ---------------------------
November 2004                     12,800,845             $       0.01              -                 November 2009
December 2004                      1,800,000             $       0.00005   1,800,000                 December 2014
February 2005                      1,894,808             $        2.5      1,894,808                 February 2008
May 2005                              47,500             $       1.62         47,500                 May 2010
June 2005                             30,000             $       0.75         30,000                 June 2010
August 2005                           70,000             $       0.15         70,000                 August 2008
September 2005                         3,000             $       0.15          3,000                 September 2008
September 2005                        36,000             $       0.75         10,000                 September 2010
September - December 2005            500,000             $       1           500,000                 September - December 2008
December 2005                         20,000             $       0.15         20,000                 December 2008
December 2005                        457,163             $       0.7          80,427                 July 2010
February 2006                        230,000             $       0.65              -                 January-February 2008
February 2006                         40,000             $       1.5          40,000                 February 2011
February 2006                          8,000             $       0.15              -                 February 2011
February 2006                        189,000             $       0. 5        189,000                 February 2009
May 2006                               6,000             $       0.35          6,000                 May 2011
May 2006                               6,000             $       0.75          6,000                 May 2011
May 2006                             200,000             $       1           200,000                 May 2011
June 2006                             24,000             $       0.15         24,000                 June 2011
                                ------------                             -----------

                                  18,362,316                               4,920,735
                                ============                             ===========

            The fair value for the warrants to service providers was estimated on the date of grant using Black-Scholes option pricing model, with the following weighted-average assumptions for the periods ended June 30, 2006, March 31, 2006 and June 30, 2005; weighted average volatility of 118%, 115% and 109% respectively, risk- free interest rates of 4.831%, 4.605% and 3.9% respectively dividend yields of 0% and a weighted average life of the options of 4, 4 and 2.5 years, respectively.

      b)    Stocks:

            On June 1 and June 4, 2004, the Company issued 40,000 and 150,000 Common stocks for 12 months filing services and legal and due-diligence services with respect to private placement, respectively. Compensation expenses related to filing services, totaling $26,400, are amortized over a 12-month period. Compensation related to legal services, totaling $105,000 were recorded as equity issuance cost and did not affect the statement of operations.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except stock data)

NOTE 6:-    STOCK CAPITAL (Cont.)

            On July 1 and September 22, 2004, the Company issued 20,000 and 15,000 stocks to a former director for financial services for the first and second quarters of 2004, respectively. Compensation expenses of $38,950 were recorded as general and administrative expenses.

            On February 10, 2005, the Company signed an agreement with one of its service providers according to which the Company issued the service provider 100,000 stocks of restricted stock at a purchase price of $0.00005 par value under the U.S Stock Option and Incentive Plan of the Company. The restricted stocks are subject to the Company's right to repurchase them within one year of the grant date as follows: (i) in the event that service provider breaches his obligations under the agreement, the Company shall have the right to repurchase the restricted stocks at a purchase price equal to par value; and (ii) in the event that the service provider has not breached his obligations under the agreement, the Company shall have the right to repurchase the restricted stocks at a purchase price equal to the then fair market value of the restricted stocks.

            In March and April 2005, the Company signed an agreement with four members of its Scientific Advisory Board according to which the Company issued to the members of the Scientific Advisory Board 400,000 restricted stock at a purchase price of $0.00005 par value under the U.S Stock Option and Incentive Plan (100,000 each). The restricted stocks will be subject to the Company's right to repurchase them if the grantees cease to be members of the Company's Advisory Board for any reason. The restrictions of the stocks shall lapse in three annual and equal portions commencing with the grant date.

            In July 2005, the Company issued to its legal advisors 50,000 stocks for legal past services for 12 months. The compensation related to the stocks in the amount of $37,500 was recorded as general and administrative expenses.

            In January 2006, the Company issued to two service providers 350,000 restricted stocks at a purchase price of $ 0.00005 par value under the U.S Stock Option and Incentive Plan of the Company. The restricted stocks are subject to the company's right to repurchase them within 12 months of the grant date as follows: (i) in the event that the service providers breach their obligations under the agreement, the Company shall have the right to repurchase the restricted stocks at a purchase price equal to the par value ;and
            (ii)in the event that the service providers have not breached their obligations under the service agreements the Company shall have the right to repurchase the restricted stocks at a purchase price equal to the fair market value of the restricted stocks. The compensation related to the stocks in the amount of $23,343 was recorded as general and administrative expenses.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except stock data)

NOTE 6:-    STOCK CAPITAL (Cont.)

            On March 6, 2006, the Company issued to its legal advisor 34,904 stocks of the Company common stock. The stocks are in lieu of $18,500 payable to the legal advisor. The compensation related to the stocks, in the amount of $18,500 was recorded as general and administrative expenses.

            On April 13, 2006, the Company issued to service providers 60,000 stocks at a purchase price of $0.00005 par value under the U.S Stock Option and Incentive Plan of the Company. The compensation related to the stocks, in the amount of $25,800 was recorded as general and administrative expenses.

            On April 14, 2006, the Company signed an agreement with a service provider. According to the agreement the Company is obligated to issue 200,000 stocks of restricted stock at a purchase price of $0.00005 par value under the U.S Stock Option and Incentive Plan of the Company with some purchase rights. The issue of these shares is subject to an approval of the Company's board of directors. The restricted stocks are subject to the Company's right to repurchase them within one year of the grant date. If the agreement is terminated on or prior to July 31, 2006, then the company may repurchase up to 9/12 of the original number of stocks. Each month thereafter the Company shall have the right purchase a lesser amount by 1/12 of the original number of stocks, until the stocks are fully vested in not subject to forfeiture. The restrictions of the stocks shall lapse in twelve monthly in equal portions commencing with the grant date.

            On May 9, 2006, the Company issued to its legal advisor 65,374 stocks of the Company's common stock in lieu of legal services. The compensation related to the stocks, in the amount of $ 33,341 was recorded as general and administrative expenses.

            On June 7, 2006, the Company issued 50,000 Common shares for filing services for 12 months. The compensation related to the stocks, in the amount of $24,500 was recorded as general and administrative expenses.

      c) Stock-based compensation recorded by the Company in respect of t 6 12 stocks and warrants granted to service providers amounted to $282,477, $662,069 and $101,476 for the periods ended June 30, 2006,
            March 31, 2006 and June 30, 2005, respectively.

                      - - - - - - - - - - - - - - - - - - -

Item 2. Plan of Operation.

Company Overview

Since July 8, 2004, the Company's business has focused on the development of adult stem cell therapies for treatment of neurodegenerative diseases. The Company's business activities are based on technology, know-how and patent applications exclusively licensed world-wide from Ramot at Tel Aviv University Ltd. ("Ramot"). Under the terms of the Research and License Agreement with Ramot, Ramot granted to us an exclusive license to (i) certain stem cell technology developed at the Felsenstein Medical Research Center of Tel Aviv University and related patent applications and (ii) the results of further research to be performed at Tel Aviv University relating to this technology under the supervision of Professor Eldad Melamed and Dr. Daniel Offen, the lead inventors.

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

Over four million people suffer from PD in the western world, of whom about 1.5 million are in the United States. In over 85% of cases, PD occurs in people over the age of 65. Thus, prevalence is increasing in line with the general aging of the population. We believe the markets for pharmaceutical treatments for PD have a combined value of approximately $4 billion per year. However, these costs are dwarfed when compared to the total economic burden of the disease, which has been estimated by the National Institute of Neurological Disease (NINDS) to exceed $26 billion annually in the U.S. alone, including costs of medical treatment, caring, facilities and other services, as well as loss of productivity of both patients and caregivers.

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

Approximately 5,600 people in the U.S. are diagnosed with ALS each year. It is estimated that as many as 30,000 Americans may have the disease at any given time, with 100,000 across the western world. Consequently, the total estimated cost of treating ALS patients is approximately $1.25 billion per year.

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


Our Approach

We intend to focus our efforts to develop cell therapeutic treatments for PD based on the expansion of human mesenchymal stem cells from adult bone marrow and their differentiation into neuron like cells, such as neurons that produce dopamine and astrocytes (glial cells) that produce neurotrophic factors (NTF) including GDNF, BDNF, NGF, IGF-1, etc. Our aim is to provide neural stem cell transplants that (i) "replace" damaged dopaminergic nerve cells and diseased tissue by augmentation with healthy dopamine producing cells; and (ii) maintain, preserve and restore the damaged and remaining dopaminergic cells in the patient's brain, protecting them from further degeneration.

In parallel, we will use the NTF-secreted cells for cell therapy in ALS patients. The motoneurons in those patients are rapidly degenerated in the limbs followed by cell destruction in the spinal cords. In several studies over the world, GDNF have been shown to be highly protective, in both in vitro and in vivo models of ALS. Therefore, we intend to restore the motoneurons cell bodies by injecting the GDNF-secreted cells into the muscles and/or the spinal cords in ALS patients.

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

         NurOwnTM program 2 - Astrocyte-like cells - human bone marrow derived NTF producing astrocyte for treatment of PD, ALS and spinal cord injury. In vitro differentiation of the expanded human bone marrow derived mesenchymal stem cells in a special proprietary medium and generated cells with astrocyte-like morphology that expressed astrocyte specific markers. Moreover, the in vitro differentiated cells were shown to express and secrete GDNF, as other NTF, into the growth medium. GDNF is a protein, previously been shown to protect, preserve and even restore neurons, particularly dopaminergic cells in PD, but also neuron function in other neurodegenerative pathologies such as ALS and Huntington's. Unfortunately, therapeutic application of GDNF is hampered by its poor brain penetration and stability. Attempting to infuse the protein directly to the brain is impractical and the alternative, using GDNF gene therapy, suffers from the limitations and risks of using viral vectors. Our preliminary results show that our astrocyte-like cells, when transplanted into PD rats with a 6-OHDA lesion, show significant efficacy. Within weeks of the transplantation, there was an improvement of more than 50% in the animals' characteristic disease symptoms.

We intend to optimize the proprietary processes for transformation of human bone marrow expanded mesenchymal stem cells into differentiated cells that produce dopamine and/or NTF for implantation to PD and ALS patients. The optimization and process development will be conducted in an effort to comply with FDA guidelines for Good Tissue Practice (GTP) and Good Manufacturing Practice (GMP). Once the optimization of the process is completed, we intend to evaluate the safety and efficacy of our various cell transplants in animal models, (separately and in combination). Based on the results in animals we intend to use the differentiated cell products for conducting clinical trials to assess the efficacy of the cell therapies in PD and ALS patients.

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


      o Differentiating the expanded stem cells into neuronal-like dopamine producing cells and/or astrocytes-like NTF producing cells; and


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

      o The NurOwnTM technology for differentiating astrocyte-like cells is covered by PCT patent application number PCT/IL2006/000699 filed on June 18, 2006.

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

On March 30, 2006, we entered into an Amended Research and License Agreement (the "Amended Research and License Agreement") with Ramot. Under the Amended Research and License Agreement, the funding of further research relating to the licensed technology in an amount of $570,000 per year has been reduced to $380,000 per year. Moreover, under the Amended Research and License Agreement, the initial period of time that the Company has agreed to fund the research has been extended from an initial period of two (2) years to an initial period of three (3) years. The Amended Research and License Agreement also extends the additional two-year period in the Original Ramot Agreement to an additional three-year period, if certain research milestones are met. In addition, the Amended Research and License Agreement reduces certain royalties payments that the Company may have to pay from five percent (5%) to three percent (3%) of all Net Sales (as defined therein) in cases of third party royalties. The Amended Research and License Agreement also reduces potential payments concerning sublicenses from 30% to 20-25% of Sublicense Receipts (as defined therein).


Employees

As of August 10, 2006, we have two executive officers, Yoram Drucker, our Chief Operating Officer, and David Stolick, our Chief Financial Officer. We are currently conducting a search for a Chief Executive Officer. We have engaged consultants, attorneys and accountants as necessary. We currently have seven scientific and administrative employees. Assuming we consummate our intended financings, we expect to increase our staff significantly in the near future. None of our employees is represented by a labor union and we believe that we have good relations with our employees.

Facilities; Equipment

On December 1, 2004, our Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the "Subsidiary") entered into a lease agreement for the lease of premises in 12 Basel Street, Petach Tikva, Israel, which include approximately 600 square meters of office and laboratory space. The term of the lease is 36 months, with two options to extend: one for an additional 24 months (the "First Option"); and one for an additional 36 months (the "Second Option"). Rent is to be paid on a quarterly basis in the following amounts: (i) NIS 17,965 (approximately $4,046) per month during the first 12 months of the lease; (ii) NIS 19,527 (approximately $4,398) per month during the following 24 months of the lease;
(iii) NIS 22,317 (approximately $5,026) per month during the First Option period; and (iv) NIS 23,712 (approximately $5,340) per month during the Second Option period.

In May 2005, we completed leasehold improvements of the Petach Tikva facility for which we paid the contractor approximately $368,000 and issued it fully-vested options to purchase 30,000 shares of our Common Stock at an exercise price of $0.75 per share. The lessor has reimbursed us $82,000 in connection with these improvements. We relocated to the new facility in May 2005 and, assuming we complete additional financings, we intend to purchase certain additional laboratory equipment at an estimated cost of $200,000.

The address of our principal executive offices is 110 East 59th Street, New York, NY 10022.


Plan of Operations


Assuming we can successfully complete our additional necessary financings, our primary objectives over the next twelve (12) months will be:


      o To define and optimize our NurOwnTM technology in human bone marrow cells in order to prepare the final process and production for clinical studies in accordance with health authorities' guidelines. We intend to perfect methods for the stem cell growth and differentiation in specialized growth media, as well as methods for freezing, thawing, storing and transporting the expanded mesenchymal stem cells, as well as the differentiated neuronal cells;

      o     To verify the robustness and the reproducibility of the process;

      o To further repeat the process using bone marrow from Parkinson's patients;

      o To conduct further studies in animal models of PD (mice and rats) to evaluate the engraftment, survival and efficacy of our cell implants for our astrocyte-like cells;

      o     To set up standard and reproducible production procedures;

      o To develop analytical methodology and specifications to be used as release criteria;

      o     To set up a quality control system for the processing of our cells;

      o To conduct a full safety study of the final cell product for clinical trials in humans; and

      o     To write up clinical protocols for phase I & II clinical studies.


All of these activities will be coordinated with a view towards the execution of clinical trials of the dopamine and/or astrocyte-like-producing differentiated cell implants in humans. We intend to crystallize our development plans with the assistance of our scientific advisory board members as well as to retain external regulatory consultants, expert in the FDA cell therapy regulation guidelines.

We also intend to continue our close cooperation and funding of the research programs conducted by the scientific team led by Prof. Melamed and Dr. Offen at the Tel-Aviv University. These programs will focus on further understanding and optimization of the technology towards the generation of better processes for generation of dopaminergic and other neurons as well as Oligodendrocytes to target additional neurodegenerative diseases, such as ALS and Multiple Sclerosis
(MS).

In addition, we intend to identify and evaluate in-licensing opportunities for development of innovative technologies utilizing cell and gene therapy for diabetes, cardiac disease and other indications.

Cash Requirements

At June 30, 2006, we had $382,828 in total current assets and $1,677,239 in total current liabilities and on August 10, 2006, we had approximately $130,000 in cash. We will need to raise additional funds through public or private debt or equity financings within the next month to meet our anticipated expenses so that we can execute our business plan. Although we have been seeking such additional financings, no commitments to provide additional funds have been made by management, other shareholders or third parties. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds in a timely manner, we will be unable to execute our business plan and we may be forced to cease our operations.

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

On June 14, 2006, we entered into an Amendment of Convertible Promissory Notes (the "Amendment") with said investor. Under the Amendment, a cap of 50,000,000 shares of Common Stock in the aggregate was placed on the number of shares that may be acquired by said investor upon conversion of the February Note and the June Note.

On February 8, 2006, we borrowed a net amount of $152,500 from an additional investor. In connection with such loan, we entered into a subscription agreement with said investor (the "Subscription Agreement") pursuant to which the Company sold and issued a promissory note to the investor in the original principal amount of $189,000 (the "Principal Amount") with an original issue discount of 8% (the "Promissory Note") and warrants to purchase shares of our Common Stock for every one dollar of the Principal Amount (the "Warrants"). Under the Promissory Note, any amount overdue shall bear interest from the date it became overdue at an annual rate of fifteen percent (15%) per annum. The Promissory Note shall become immediately due and payable upon the occurrence of certain Events of Default, as defined therein. The Promissory Note was due and payable within 120 days after the original date of issuance. The warrants have an exercise price of $0.50 per share and are exercisable for a three-year period from the date of the issuance thereof. The Company did not repay the amounts due on the maturity date; however, we are currently negotiating with the investor the postponement of the due date of the Promissory Note. As of the date of this report, the parties have not yet come to an agreement.

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

In late 2004 and throughout 2005, we began to increase our spending significantly to execute our development programs. In October 2004, we made a $402,000 payment to Ramot to cover the up-front license fee, reimbursement of certain patent expenses and initial research funding obligations under our agreement. We have also made capital expenditures of approximately $335,000 to build out our laboratory and office facilities.

Under the Amended Research and License Agreement, we are obligated to pay Ramot $95,000 on a quarterly basis through April 2007, and, if certain research milestones are met, for an additional three-year period. If we fail to comply with these obligations to Ramot, Ramot may have the right to terminate the license. As of June 30, 2006, the Company owed Ramot $162,469 in overdue payments under the Amended Research and License Agreement. Ramot has agreed to defer these payments until September 15, 2006. If we fail to make these payments by such time (for which we will need to consummate additional financings), or to obtain an additional deferral from Ramot until we raise such capital, and Ramot elects to terminate our license, we would need to change our business strategy entirely or would be forced to cease our operations.

Our other material cash needs for the next 12 months will include, among others, employee salaries and benefits, facility lease, capital equipment expenses, legal and audit fees, patent prosecution fees, consulting fees, payments for outsourcing of certain animal experiments and, possibly, upfront payments for in-licensing opportunities and payment for clinical trials in Europe.


Research and Development


Our research and development efforts have focused on improving growth conditions and developing tools to evaluate the differentiation of bone marrow stem cells, into neural-like cells, suitable for transplantation as a restorative therapy for neurodegenerative diseases. Some highlights achieved in this research include:

      o Improving the bone marrow stem cells expansion prior to differentiation;

      o Evaluation of methodologies for cryo-preservation of the expanded bone marrow cells prior to differentiation;

      o Characterization of the propagated mesenchymal stem according to established CD-markers;

      o Determination of timing and growth conditions for the differentiation process;

      o Development of molecular tools and cell surface markers to evaluate cell differentiation;

      o Demonstrating that the bone marrow derived differentiated cells do produce and secrete several specific neuron-specific markers;

      o Transplantation of the bone marrow derived neural-like cells in the striatum of model animals resulting in long term engraftment; and

      o Parkinson's model animals transplanted with the bone marrow derived neural-like cells show significant improvement in their rotational behavior.

For the twelve months ending June 30, 2007, we estimate that our research and development costs will be approximately $3,000,000. We intend to spend our research and development costs on the development of our core NurOwn(TM) technology by developing the cell differentiation process according to FDA guidelines. We intend to continue to fund our collaborators at the university lab and in parallel, we have constructed and set up a facility, which includes laboratories for continued development of our proprietary processes. We also intend to fund and finance collaborations with medical centers for future clinical trials.

General and Administrative Expenses

If we can successfully complete our financings, for the twelve months ending June 30, 2007, we estimate that our general and administrative expenses will be approximately $1,000,000. These expenses will include, among others, salaries, legal and audit expenses, business development, investor and public relations and office maintenance.


We do not expect to generate any revenues in the 12-month period ending June 30, 2007.


In management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to reach clinical trials for our NurOwn(TM) dopamine or astrocyte-like producing cell differentiation process as planned within one to two years:

      o Raise equity or debt financing or a combination of equity and debt financing of at least $13,000,000.

      o Complete preclinical studies in rodents to confirm safety and efficacy.

      o     Complete preclinical studies to confirm safety in monkeys.

      o     Conduct full safety study of the final cell product for PD.

      o     Write up clinical protocols for Phase I & II clinical studies.

Purchase or Sale of Equipment

The Company's subsidiary leases a facility in Petach Tikva, Israel, which includes approximately 600 square meters of laboratory and office space. In May 2005, we completed leasehold improvements of the facility for which we paid the contractor approximately $368,000 and issued it fully vested options to purchase 30,000 shares of our Common Stock at an exercise price of $0.75 per share. The lessor has reimbursed us $82,000 in connection with these improvements. We relocated to the new facility in May 2005. As of June 30, 2006, the Company has purchased laboratory equipment and furniture for a total sum of approximately $202,000 and assuming we complete additional financings, we intend to purchase certain additional laboratory equipment at an estimated cost of $200,000.

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

We continue to seek additional financings although we have so far been unsuccessful in our efforts to raise sufficient amounts to allow us to execute on our business plan. Even if we complete an interim or bridge financing we would still need to secure additional funds to effect our plan of operations. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds on favorable terms and in a timely fashion, we will be unable to execute our business plan and we will be forced to restrict or cease our operations.


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

In November 2004 and February 2005, the Company's Board of Directors adopted and ratified the 2004 Global Share Option Plan and the 2005 U.S. Stock Option Plan and Incentive Plan (the "Global Plan" and "U.S. Plan" respectively and the "Plans" together), respectively, and further approved the reservation of 9,143,462 shares of the Company's Common Stock for issuance thereunder (the "Shares"). The Company's shareholders approved the Plans and the Shares in a special meeting of shareholders that was held on March 28, 2005. We have made and intend to make further option grants under the Plans or otherwise issue warrants or shares of our Common Stock to such individuals. For example, as of August 1, 2006:

      o under our Global Plan, we have granted a total of 3,748,423 options with various exercise prices and expiration dates, to officers, directors, services providers, consultants and employees.

      o under our U.S. Plan we have issued an additional 1,530,000 shares of restricted stock and options for grants to Scientific Advisory Board members, service providers, consultants and directors.

Such issuances will, if and when made (and if options or warrants are subsequently exercised), dilute your percentage ownership in the Company.

Since October 2004 until August 10, 2006, we have issued 4,456,961 shares to investors and consultants. When we register the shares or those underlying convertible securities for which we have undertaken to register, they can be sold in the public market. In addition, the shares that we will not register will become eligible for sale into the public market subject to and in accordance with applicable SEC rules and regulations, which provide exemptions from registration requirements. If any of the holders of these shares or convertible securities, or any of our existing stockholders, sell a large number of shares of our Common Stock, or the public market perceives that existing stockholders might sell shares of Common Stock, the market price of our Common Stock could decline significantly.

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

Political, economic and military instability in Israel may impede our ability to execute our plan of operations. Our principal operations and the research and development facilities of the scientific team funded by us under the Original Ramot Agreement are located in Israel. Accordingly, political, economic and military conditions in Israel may affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors, including the current conflict with Hezbollah. Since October 2000, terrorist violence in Israel increased significantly and until they were recently revived, negotiations between Israel and Palestinian representatives had effectively ceased. Ongoing or revived hostilities or other factors related to Israel could harm our operations and research and development process and could impede on our ability to execute our plan of operations.


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

                           PART II: OTHER INFORMATION


Item 6. Exhibits.

The Exhibits listed in the Exhibit index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BRAINSTORM CELL THERAPEUTICS INC.

August 17, 2006            By:  /s/ Yoram Drucker
                              -----------------------------------------
                           Name: Yoram Drucker
                           Title: Chief Operating Officer (Principal Executive
                           Officer)


August 17, 2006            By:  /s/ David Stolick
                              -----------------------------------------
                           Name: David Stolick
                           Title: Chief Financial Officer (Principal Financial
                           and Accounting Officer)

                                  EXHIBIT INDEX



Exhibit
Number                             Description
------                             -----------

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certification of the Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


32.2        Certification of the Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.