Form 10QSB
period 2006-09-30
BRAINSTORM CELL THERAPEUTICS INC
filed 2006-11-14
CIK 1137883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.

                        COMMISSION FILE NUMBER: 333-61610

                        BRAINSTORM CELL THERAPEUTICS INC.
        (Exact name of small business issuer as specified in its charter)

               WASHINGTON                           91-2061053
     (State or other jurisdiction of   (I.R.S. Employer Identification No.)
     incorporation or organization)

                              110 EAST 59th STREET
                               NEW YORK, NY 10022
                    (Address of principal executive offices)

                                 (212) 557-9000
                           (Issuer's telephone number)

                          Former fiscal year: March 31
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of November 7, 2006, the number of shares outstanding of the Registrant's Common Stock, $0.00005 par value per share, was 24,201,812.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|.

                                TABLE OF CONTENTS

                                                                     Page Number
                                                                     -----------
                          PART I: FINANCIAL INFORMATION

Item 1. Financial Statements                                                   2
Item 2. Management's Discussion and Analysis or Plan of Operation             22
Item 3. Controls and Procedures                                               34

                           PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           34
Item 4. Submission of Matters to a Vote of Security Holders                   34
Item 5. Other Information                                                     35
Item 6. Exhibits                                                              35

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

Item 1. Financial Statements.


                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                          (A development stage company)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2006

                                 IN U.S. DOLLARS

                                    UNAUDITED


                                      INDEX





 Consolidated Balance Sheets

 Consolidated Statements of Operations

 Statements of Changes in Stockholders' Equity (Deficiency)

 Consolidated Statements of Cash Flows

 Notes to Consolidated Financial Statements


                      - - - - - - - - - - - - - - - - - - -

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                  ((A development stage company)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
In U.S. dollars (except stock data)


                                                                                 September 30,    March 31,
                                                                                      2006          2006
                                                                                  -----------    -----------
                                                                                   Unaudited
                                                                                  -----------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                            52,991        290,219
  Restricted cash                                                                      31,381         28,939
  Accounts receivable and prepaid expenses                                             62,585         45,451
                                                                                  -----------    -----------
Total current assets                                                                  146,957        364,609
                                                                                  -----------    -----------
LONG-TERM INVESTMENTS:
  Prepaid expenses                                                                      7,662          7,067
  Severance pay fund                                                                   29,950         19,093
                                                                                  -----------    -----------
                                                                                       37,612         26,160
                                                                                  -----------    -----------
PROPERTY AND EQUIPMENT, NET                                                           479,719        411,454
                                                                                  -----------    -----------
OTHER ASSETS                                                                           61,206         57,590
                                                                                  -----------    -----------
Total assets                                                                          725,494        859,813
                                                                                  ===========    ===========

    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Trade payables                                                                      246,580        200,624
  Other accounts payable and accrued expenses                                         722,120        370,445
  Short-term convertible loans (Note 5)                                               945,693        367,292
  Short-term loan (Note 6)                                                            197,855        128,559
                                                                                  -----------    -----------
Total current liabilities                                                           2,112,248      1,066,920
                                                                                  -----------    -----------
OPTIONS AND WARRANTS (Note 5b)                                                             --      7,679,009
                                                                                  -----------    -----------
ACCRUED SEVERANCE PAY                                                                  34,471         24,563
                                                                                  -----------    -----------
Total liabilities                                                                   2,146,719      8,770,492
                                                                                  -----------    -----------

STOCKHOLDERS' DEFICIENCY:
  Stock capital:
    Common stock of $ 0.00005 par value - Authorized: 200,000,000 shares at
      September 30, 2006 and March 31, 2006; Issued and outstanding: 23,729,961 and 22,854,587 shares at September 30, 2006 and March 31, 2006,
      respectively                                                                      1,187          1,144
    Preferred stock of $ 0.00005 par value - Authorized: 40,000,000 shares at
      September 30, 2006 and March 31, 2006; none issued                                   --             --
  Additional paid-in capital                                                       22,794,443     15,802,847
  Deferred stock-based compensation                                                        --     (1,395,439)
  Deficit accumulated during the development stage                                (24,216,855)   (22,319,231)
                                                                                  -----------    -----------

Total stockholders' deficiency                                                     (1,421,225)    (7,910,679)
                                                                                  -----------    -----------

Total liabilities and stockholders' deficiency                                        725,494        859,813
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


                                                                                                           Period from
                                                                                                          September 22,
                                     Six months ended             Three months ended                     2000 (inception
                                       September 30,                 September 30,           Year ended   date) through
                                 -------------------------     -------------------------      March 31,    September 30,
                                    2006           2005           2006           2005           2005          2006
                                 ----------     ----------     ----------     ----------     ----------    -----------
                                                        Unaudited                                           Unaudited
                                 -------------------------------------------------------                   -----------

Operating costs and expenses:

Research and development            510,025        491,932        267,095        311,295        970,891      1,952,958
Research and development
  expenses (income) related
  to shares, warrants and
  options granted to
  employees and service
  providers                        (339,482)        22,911          1,629         13,056       (123,944)    15,415,025
General and administrative          548,747        471,533        304,106        236,825        817,366      1,631,244
General and administrative
  expenses related to shares,
  warrants and options
  granted to employees and
  service providers                 913,811        775,371        316,678        467,771      1,636,692      4,761,925
                                 ----------     ----------     ----------     ----------     ----------    -----------

Total operating costs and
  expenses                        1,633,101      1,761,747        889,508      1,028,947      3,301,005     23,761,152

Financial income (expenses),
  net                              (246,948)        (1,788)      (149,805)           591         14,689       (238,255)
                                 ----------     ----------     ----------     ----------     ----------    -----------

                                 (1,880,049)    (1,763,535)    (1,039,313)    (1,028,356)    (3,286,316)   (23,999,407)
Income taxes                         17,575         14,378          8,891          9,769         30,433         53,477
                                 ----------     ----------     ----------     ----------     ----------    -----------

Loss from continuing
  operations                     (1,897,624)    (1,777,913)    (1,048,204)    (1,038,125)    (3,316,749)   (24,052,884)
Net loss from discontinued
  operations                             --             --             --             --             --       (163,971)
                                 ----------     ----------     ----------     ----------     ----------    -----------

Net loss                         (1,897,624)    (1,777,913)    (1,048,204)    (1,038,125)    (3,316,749)   (24,216,855)
                                 ==========     ==========     ==========     ==========     ==========    ===========

Basic and diluted net loss
  per share from continuing
  operations                          (0.08)         (0.08)         (0.04)         (0.05)         (0.15)
                                 ==========     ==========     ==========     ==========     ==========

Weighted average number of
  shares used in computing
  basic and diluted net loss
  per share                      23,306,302     21,529,430     23,577,787     21,917,455     22,011,370
                                 ==========     ==========     ==========     ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                  ((A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------
In U.S. dollars (except stock data)


                                                                                                      Deficit
                                                                                                    accumulated       Total
                                                    Common stock        Additional     Deferred     during the     stockholders'
                                             -------------------------   paid-in     stock-based    development       equity
                                               Number      Amount        capital     compensation      stage       (deficiency)
                                             ----------    -----        ----------    ----------    -----------    -----------

Balance as of September 22, 2000 (date of
  inception)                                         --       --                --            --             --             --
  Shares issued on September 22, 2000 for
    cash at $ 0.00188 per share               8,500,000      850            15,150            --             --         16,000
  Stock issued on March 31, 2001 for cash
    at $ 0.0375 per share                     1,600,000      160            59,840            --             --         60,000
  Contribution of capital                            --       --             7,500            --             --          7,500
  Net loss                                           --       --                --            --        (17,026)       (17,026)
                                             ----------    -----        ----------    ----------    -----------    -----------

Balance as of March 31, 2001                 10,100,000    1,010            82,490            --        (17,026)        66,474
  Contribution of capital                            --       --            11,250            --             --         11,250
  Net loss                                           --       --                --            --        (25,560)       (25,560)
                                             ----------    -----        ----------    ----------    -----------    -----------

Balance as of March 31, 2002                 10,100,000    1,010            93,740            --        (42,586)        52,164
  Contribution of capital                            --       --            15,000            --             --         15,000
  Net loss                                           --       --                --            --        (46,806)       (46,806)
                                             ----------    -----        ----------    ----------    -----------    -----------

Balance as of March 31, 2003                 10,100,000    1,010           108,740            --        (89,392)        20,358
  2 for 1 stock split                        10,100,000       --                --            --             --             --
  Stock issued on August 31, 2003 to
    purchase mineral option at $ 0.065
    per share                                   100,000        5             6,495            --             --          6,500
  Cancellation of shares granted to
    Company's President                     (10,062,000)    (503)              503            --             --             --
  Contribution of capital                            --       --            15,000            --             --         15,000
  Net loss                                           --       --                --            --        (73,295)       (73,295)
                                             ----------    -----        ----------    ----------    -----------    -----------

Balance as of March 31, 2004                 10,238,000      512           130,738            --       (162,687)       (31,437)
  Shares issued on June 24, 2004 for
    private placement at $ 0.01 per
    stock, net of $ 25,000 issuance
    expenses                                  8,510,000      426            59,749            --             --         60,175
  Contribution capital                               --       --             7,500            --             --          7,500
  Shares issued in 2004 for private
    placement at $ 0.75 per unit              1,894,808       95         1,418,042            --             --      1,418,137
  Cancellation of shares granted to
    service providers                        (1,800,000)     (90)               90            --             --             --
  Deferred stock-based compensation
    related to options granted to
    employees                                        --       --         5,978,759    (5,978,759)            --             --
  Amortization of deferred stock-based
    compensation related to shares and
    options granted to employees                     --       --                --       584,024             --        584,024
  Compensation related to shares and
    options granted to service providers      2,025,000      101        17,505,747            --             --     17,505,848

  Net loss                                           --       --                --            --    (18,839,795)   (18,839,795)
                                             ----------    -----        ----------    ----------    -----------    -----------


Balance as of March 31, 2005                 20,867,808    1,044        25,100,625    (5,394,735)   (19,002,482)       704,452
                                             ==========    =====        ==========    ==========    ===========    ===========


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


                                                                                                         Deficit
                                                    Common stock                                       accumulated        Total
                                             -------------------------     Additional     Deferred     during the     stockholders'
                                                                            paid-in     stock-based    development        equity
                                               Number         Amount        capital     compensation      stage       (deficiency)
                                             ----------     ----------     ----------    ----------    -----------     ----------

Balance as of March 31, 2005                 20,867,808          1,044     25,100,625    (5,394,735)   (19,002,482)       704,452
  Stock issued on May 12, 2005 for
    private placement at $ 0.8 per share        186,875              9        149,491            --             --        149,500
  Stock issued on July 27, 2005 for
    private placement at $ 0.6 per share        165,000              8         98,992            --             --         99,000
  Stock issued on September 30, 2005 for
    private placement at $0.8 per share         312,500             16        224,984            --             --        225,000
  Stock issued on December 17, 2005 for
    private placement at $0.8 per share         187,500             10        134,990            --             --        135,000
  Forfeiture of options granted to
    employees                                        --             --     (3,363,296)    3,363,296             --             --
  Deferred stock-based compensation
    related to shares and options granted
    to directors and employees                  200,000             10        486,490      (486,500)            --             --
  Amortization of deferred stock-based
    compensation related to options and
    shares granted to employees and
    directors                                        --             --         51,047     1,122,500             --      1,173,547
  Stock-based compensation related to
    options and shares granted to service
    providers                                   934,904             47        662,069            --             --        662,116
  Reclassification due to application of
    EITF 00-19                                                             (7,906,289)                                 (7,906,289)
  Beneficial conversion feature related
    to a convertible bridge loan                     --             --        163,744            --             --        163,744

  Net loss                                           --             --             --            --     (3,316,749)    (3,316,749)
                                             ----------     ----------     ----------    ----------    -----------     ----------


Balance as of March 31, 2006                 22,854,587          1,144     15,802,847    (1,395,439)   (22,319,231)    (7,910,679)

  Elimination of deferred stock
    compensation due to implementation of
    FAS 123R                                         --             --     (1,395,439)    1,395,439             --             --
  Stock-based compensation related to
    shares and options granted to
    directors and employees                     200,000             10        559,010            --             --        559,020
  Reclassification due to application of
    EITF 00-19 (Note 5c)                             --             --      7,190,829            --             --      7,190,829
  Stock-based compensation related to
    options and shares granted to service
    providers                                   675,374             33        437,196            --             --        437,229
  Beneficial conversion feature related
    to convertible bridge loans (Note 4a
    and b)                                           --             --        200,000            --             --        200,000

  Net loss                                           --             --             --            --     (1,897,624)    (1,897,624)
                                             ----------     ----------     ----------    ----------    -----------     ----------

Balance as of September 30, 2006
  (unaudited)                                23,729,961          1,187     22,794,443            --    (24,216,855)    (1,421,225)
                                             ==========     ==========     ==========    ==========    ===========     ==========


The accompanying notes are an integral part of the consolidated financial statements.

                               BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                  ((A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
In U.S. dollars


                                                                                                       Period from
                                                                                                      September 22,
                                                               Six months ended                       2000 (inception
                                                                 September 30,           Year ended   date) through
                                                           -------------------------      March 31,   September 30,
                                                              2006           2005           2006          2006
                                                           ----------     ----------     ----------    -----------
                                                                   Unaudited                            Unaudited
                                                           -------------------------                   -----------
Cash flows from operating activities:
Net loss                                                   (1,897,624)    (1,777,913)    (3,316,749)   (24,216,855)
Less - loss for the period from discontinued operations            --             --             --        163,971
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation                                                 95,894         23,577         72,318        153,547
  Accrued severance pay, net                                     (949)            --          5,470          4,521
  Accrued interest on loans                                    58,324             --         13,210         71,534
  Amortization of discount on short-term loans                189,373             --         50,765        240,138
  Change in fair value of options and warrants               (488,180)            --       (306,660)      (794,840)
  Expenses related to shares and options granted to
    service providers                                         437,229        237,747        631,216     18,550,093
  Stock-based compensation related to options granted
    to employees                                              559,020        586,935      1,173,547      2,316,591
  Decrease in accounts receivable and prepaid expenses        (17,134)       (40,440)       (37,525)       (62,431)
  Increase in trade payables                                   45,956        227,317        162,774        246,580
  Increase in other accounts payable and accrued
    expenses                                                  351,675        189,692        239,213        716,970
                                                           ----------     ----------     ----------    -----------

Net cash used in continuing operating activities             (666,416)      (472,205)    (1,237,371)    (2,610,181)
Net cash used in discontinued operating activities                 --             --             --        (22,766)
                                                           ----------     ----------     ----------    -----------
Total net cash used in operating activities                  (666,416)      (472,205)    (1,237,371)    (2,632,947)
                                                           ----------     ----------     ----------    -----------

Cash flows from investing activities:
Purchase of property and equipment                           (107,775)      (228,367)      (209,647)      (545,982)
Restricted cash                                                (2,422)         1,525          2,195        (31,381)
Investment in lease deposit                                      (595)            --         (2,477)        (7,662)
                                                           ----------     ----------     ----------    -----------

Net cash used in continuing investing activities             (110,812)      (226,842)      (209,929)      (585,025)
Net cash used in discontinued investing activities                 --             --             --        (16,000)
                                                           ----------     ----------     ----------    -----------
Total net cash used in investing activities                  (110,812)      (226,842)      (209,929)      (601,025)
                                                           ----------     ----------     ----------    -----------

Cash flows from financing activities:
Proceeds from issuance of Common stock and warrants,
  net                                                              --        248,500        608,500      2,086,812
Receipts on account of shares                                      --        225,000        602,500             --
Proceeds from loans                                           540,000             --      1,211,000      1,157,410
                                                           ----------     ----------     ----------    -----------

Net cash provided by continuing financing activities          540,000        473,500             --      3,244,222
Net cash provided by discontinued financing activities             --             --                        42,741
                                                           ----------     ----------     ----------    -----------
Total net cash provided by financing activities               540,000        473,500      1,211,000      3,286,963
                                                           ----------     ----------     ----------    -----------

Increase (decrease) in cash and cash equivalents             (237,228)      (225,547)      (236,300)        52,991
Cash and cash equivalents at the beginning of the
  period                                                      290,219        526,519        526,519             --
                                                           ----------     ----------     ----------    -----------

Cash and cash equivalents at end of the period                 52,991        300,972        290,219         52,991
                                                           ==========     ==========     ==========    ===========

Non-cash financing activities:
Non-cash financing activities from discontinued
  operations                                                       --             --         30,900         30,900
                                                           ==========     ==========     ==========    ===========
Non-cash investing activities from continued operations            --         26,400             --         26,400
                                                           ==========     ==========     ==========    ===========

Cash paid during the period for:
Taxes                                                              --             --              2              2
                                                           ==========     ==========     ==========    ===========
Interest                                                            1             --              1              2
                                                           ==========     ==========     ==========    ===========


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

                        Following the licensing agreement dated July 8, 2004, the management of the Company decided to abandon all activities related to the sale of the digital data recorder product. The discontinuation of this activity was accounted for under the provision of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

                  e. As of September 30, 2006, the Company had accumulated a deficit of $ 24,216,855 and working capital deficiency of $ 1,965,291, respectively, and incurred net loss of $ 1,897,624 and negative cash flows from operating activities in the amount of $ 666,416 for the six months ended September 30, 2006. In addition, the Company has not generated any revenues yet. The Company's ability to continue to operate as a going concern is dependent upon additional financial support.

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

                        Certain shareholders of the Company are obligated to invest in the Company up to $3 million if the Company does not succeed to raise capital from other sources. The investment will be in a manner of an equity investment or by the issuance of a convertible loan. If the investment is made through a convertible loan, the loan maturity date will not be before January 2008.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except stock data)

NOTE 1:-      GENERAL (Cont.)

                  f. Risk factors:

                        The Company depends on Ramot to conduct its research and development activities. As discussed in Note 4, the Company is currently in negotiations with Ramot for additional deferral of the payment due to it pursuant to the research and development agreement. In case a deferral of payment will not be obtained, the Company will be in breach of the agreement and Ramot may terminate the research and license agreement.

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES

                  a. The significant accounting policies applied in the annual financial statements of the Company as of March 31, 2006, are applied consistently in these financial statements.

                  b.    Accounting for stock-based compensation:

                        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options under the Company's stock plans based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

                        SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for equity-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no equity-based compensation expense was recognized in the Company's results of operations because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock on the date of grant.

                        The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company's fiscal year 2006. Under that transition method, compensation cost recognized in the six month period ended September 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As required by the modified prospective method results for prior periods have not been restated.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except stock data)

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

                        The Company recognized compensation expenses for the value of these awards, which has graded vesting, based on the accelerated attribution method over the requisite service period of each award, net of estimated forfeitures. Estimated forfeitures were based on actual historical pre-vesting forfeitures.

                        As a result of adopting SFAS 123(R) on April 1, 2006, the Company's loss before income taxes and net loss for the six months ended September 30, 2006, are $ 162,713 over than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per share for the six months period ended September 30, 2006, would have been $ 0.09, had the Company not adopted SFAS 123(R), compared to reported basic and diluted loss per share of $ 0.08.

                        The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the period ending September 30, 2006, equal to the expected option term. The expected option term represents the period that the Company's stock options are expected to be outstanding and was determined based on historical experience of similar options, giving consideration to the contractual terms of the stock options. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.

                        The following table illustrates the effect on net loss and net loss per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing formula and amortized to expense over the options vesting period. The assumptions used in the calculation are as follows:

                                              Six months ended    Year ended
                                                September 30,     March 31,
                Employee stock options              2006            2006
                ----------------------           ---------        ---------
                                                 Unaudited
                                                 ---------

                Expected volatility                 112%           110%
                Risk-free interest                    4.56%          4.46%
                Dividend yield                        0%             0%
                Expected life of up to (years)        7.47           7.53

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


                                                                              Year ended
                                                                               March 31,
                                                                                 2006
                                                                              ----------

Net loss  as reported                                                         (3,316,749)
Add: stock based employee compensation intrinsic value                         1,122,500
Deduct: stock-based compensation expense determined
  under fair value method                                                     (1,330,447)
                                                                              ----------

Pro forma net loss                                                            (3,524,696)
                                                                              ==========

Basic and diluted net loss per share, as reported                                  (0.15)
                                                                              ==========

Basic and diluted net loss per share, pro forma                                    (0.16)
                                                                              ==========


NOTE 3:-      UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                        The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its fully owned subsidiary as of September 30, 2006 and for the six months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007.


NOTE 4:-      RESEARCH AND LICENSE AGREEMENT

                  a. The Company's total current obligation to Ramot as of September 30, 2006 is in the amount of $ 272,127. The Company is negotiating with Ramot to postpone the payment. (For complete information regarding the research and license agreement, see Note 3 to the financial statements as of March 31, 2006).

                  b. In July 2006, the Company signed a non binding letter of intends (LOI) to conduct pre clinical trials with a third party. Based on the LOI, the project budget is estimated at about Euro 100,000 and the parties will share the cost. In case of future sales of products derived from the trial, the third party will be entitled up to 3% from the net price in certain countries.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except stock data)

NOTE 5:-      SHORT-TERM CONVERTIBLE LOANS

                  a. On June 5, 2006, the Company issued a $500,000 Convertible Promissory Note ("the Note") to a third party under the same terms as the convertible loan dated February 7, 2006. (See also Note 8 to the financial statements as of March 31, 2006).

                        The Company agreed to pay a finder's fee of 10% of the loan. The finder's fee totaling $50,000 was charged to deferred charges and amortized over the Note period (12 months).

                        According to FASB 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" the short-term convertible loan was classified as a liability at the full monetary value of the obligation. Such amount is predominantly based on a fixed monetary amount known at inception which amounted to $666,667 (against a discount in the amount of $ 166,667).

                        The balance as of September 30, 2006 is comprised as follows:

                        Loan                666,667
                        Discount           (113,242)
                        Accrued interest     16,027
                                           --------
                                            569,452
                                           ========

                        On June 14, 2006, the loan was amended (see also b below). According to the amendment, the Company limited the number of stocks to be issued upon conversion of such loan amount of 50,000,000 shares of Common stock.

                  b. On September 14, 2006, the Company issued a $ 100,000 Convertible Promissory Note ("the Note") to a third party under the same terms as the convertible loan dated February 7, 2006. (See also Note 8 to the financial statements as of March 31, 2006).

                        The Company agreed to pay a finder's fee of 10% of the loan. The finder's fee totaling $10,000 was charged to deferred charges and was amortized over the Note period (12 months).

                        According to FASB 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" the short-term convertible loan was classified as a liability at the full monetary value of the obligation. Such amount is predominantly based on a fixed monetary amount known at inception which amounted to $133,333 (against a discount in the amount of $ 33,333).

                        The balance as of September 30, 2006 is comprised as follows:

                        Loan                133,333
                        Discount            (31,872)
                        Accrued interest        438
                                            -------
                                            101,899
                                            =======

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except stock data)

NOTE 5:-      SHORT-TERM CONVERTIBLE LOANS (Cont.)

                  c. On June 14, 2006, the Company signed amendments to the convertible loan agreements dated February 7, 2006 (see also Note 8a to the financial statements as of March 31,
                        2006) and June 5, 2006 (see 5a above), according to which the Company limited the number of shares to be issued upon conversion of such loans to an amount of 50,000,000 shares of Common stock each. As a consequence, the Company reclassified the fair value of options and warrants previously granted to service providers and investors from liability to equity. The fair value as of June 14, 2006, amounted to $7,190,829.


NOTE 6:-      SHORT-TERM LOAN

                        On February 8, 2006, the Company issued a $189,000 Promissory Note due June 8, 2006 (the "Note"), with an interest of 8% to a third party (see also Note 9 to the financial statements as of March 31, 2006). In addition, the Company granted the third party warrants to purchase 189,000 of the Company's Common stock at an exercise price of $0.50 per share. The warrants are fully vested and are exercisable at any time after February 8, 2006 until the third anniversary of the issue date.

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

                        The balance as of September 30, 2006 is comprised as follows:

                        Loan               175,000
                        Discount                --
                        Accrued interest    22,855
                                           -------
                                           197,855
                                           =======

                        The Company recorded, in the period ended September 30, 2006, $ 69,296 as financial expenses in respect to the discount amortization and accrued interest.

                        The Company accrues additional interest according to the terms of the agreement (annual interest of 15%).

                        The Company and the lender agreed to postpone the due date of the loan to December 31, 2006 (see Note 8d).

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except stock data)

NOTE 7:-      STOCK CAPITAL

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

                        Consequently, on February 7, 2006, the Company reclassified at fair value, options and warrants previously issued to consultants and investors from equity to liability. Such reclassification amounted to $ 7,906 thousand.

                        On June 14, 2006, the Company signed amendments to the convertible loan agreements dated February 7, 2006 according to which the Company limited the number of shares to be issued upon conversion of such loans to an amount of 50,000,000 shares of Common stock each. As a consequence, the Company reclassified the fair value of options and warrants previously granted to service providers and investors from liability to equity. The fair value as of June 14, 2006, amounted to $7,190,829.

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

                  d.    Issuance of stocks, warrants and options:

                        1.    Private placements

                        a) On June 24, 2004, the Company issued to investors 8,510,000 Common stocks for total proceeds of $ 60,175 (net of $25,000 issuance expenses).

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except stock data)

NOTE 7:-      STOCK CAPITAL (Cont.)

                  b) On February 23, 2005, the Company completed a private placement round for sale of 1,894,808 units for total proceeds of $1,418,137. Each unit consists of one share of Common stock and a three year warrant to purchase one stock of Common stock at $2.50 per stock. This private placement was consummated in four trances which closed in October 2004, November 2004 and February 2005.

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

                        On March 26, 2005, the Company completed Amended lock up agreements with five from the twenty nine stockholders mentioned above with respect to 7,810,000 shares held by them .These Lock-Up Agreements amend and restate the previous lock-up agreements.

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

                  d) On May 12, 2005, the Company issued to a certain investor 186,875 shares of its Common stock for total proceeds of $149,500 at a price per stock of $ 0.8.

                  e) On July 27, 2005, the Company issued to certain investors 165,000 shares of its Common stock for total proceeds of $99,000 at a price per stock of $0.6.

                  f) On August 11, 2005, the Company signed a private placement agreement ("PPM") with investors for the sale of up to 1,250,000 units at a price per unit of $0.8. Each unit consists of one Common stock and one warrant to purchase one Common stock at $1.00 per share. The warrants are exercisable for a period of three years from issuance. On September 30, 2005 the Company sold 312,500 units for total net proceeds of $225,000. On December 7, 2005, the Company sold 187,500 units for total net proceeds of $135,000.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except stock data)

NOTE 7:-      STOCK CAPITAL (Cont.)

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

                        Each option granted under the plans is exercisable until the earlier of ten years from the date of grant of the option or the expiration dates of the respective option plans. The 2004 and 2005 options plans will expire on November 25, 2014 and March 28, 2015, respectively. The exercise price of the options granted under the plans may not be less than the nominal value of the stocks into which such options are exercised. The options vest primarily over three or four years. Any options which are canceled or forfeited before expiration become available for future grants.

                        As of September 30, 2006, 3,819,039 shares are available for future grants.

                        On May 27, 2005, the Company granted two of its directors 200,000 restricted shares (100,000 each). The restricted shares are subject to the Company's right to repurchase them at a purchase price of par value ($ 0.00005). The restrictions of the stocks shall lapse in three annual and equal portions commencing the grant date.

                        On May 27, 2005, the Company granted one of its directors an option to purchase 100,000 shares of its Common stock, at an exercise price of $0.75. The options are fully vested and expire after 10 years.

                        On May 2, 2006, the Company granted two of its directors 200,000 restricted shares (100,000 each). The restricted shares are subject to the Company's right to repurchase them at a purchase price of par value ($0.00005). The restrictions of the shares shall lapse in three annual and equal portions commencing the grant date. The shares were issued on June 7, 2006 to one director and on July 2, 2006 to the second director. The compensation related to the stocks issued on June 7, in the amount of $ 49,000 will amortize over the vesting period as general and administrative expenses.

                        On May 2, 2006, the Company granted one of its directors an option to purchase 100,000 shares of its Common stock, at an exercise price of $0.15. The options are fully vested and expire after 10 years. The compensation related to the options, in the amount of $48,000 was recorded as general and administrative expenses.

                        On September 17, 2006, the Company entered into an amendment to the Company's option agreement with one of its directors. The amendment changes the exercise price of 100,000 options granted to them to $0.15 per share from $0.75 per share. Due to the modification, the difference between the fair value of the option on grant date and the fair value on the modification date will be amortized over the remaining vesting period.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except stock data)

NOTE 7:-      STOCK CAPITAL (Cont.)

                        Compensation expenses recorded by the Company in respect of its stock-based employee compensation awards amounted to $559,010, $1,173,547 and $586,935 for the periods ended September 30, 2006, March 31, 2006 and September 30, 2005, respectively.

                        On February 6, 2006, the Company entered into an amendment to the Company's option agreement with Mr. David Stolick, the Company's Chief Financial Officer. The amendment changes the exercise price of the 400,000 options granted to him on March 29, 2005 to $ 0.15 per share from $ 0.75 per share. Due to the modification, the award is accounted for as a variable from the date of modification.

                        On June 22, 2006, the Company entered into an amendment to the Company's option agreement with two of its employees. The amendment changes the exercise price of 270,000 options granted to them to $0.15 per share from $ 0.75 per stock. Due to the modification, the difference between the fair value of the option on grant date and the fair value on the modification date will be amortized over the remaining vesting period.

                  3.    Stocks and warrants to service providers:

                        a)    Warrants:


                       Number of    Exercise        Warrants    Exercisable
Issuance date          warrants      price         exercisable    through
-------------         ----------   -----------      ---------  -------------

November 2004         12,800,845   $      0.01      1,920,126  November 2010
December 2004          1,800,000   $      0.00005   1,800,000  December 2014
February 2005          1,894,808   $      2.5       1,894,808  February 2008
May 2005                  47,500   $      1.62         47,500  May 2010
June 2005                 30,000   $      0.75         30,000  June 2010
August 2005               70,000   $      0.15         70,000  August 2008
September 2005             3,000   $      0.15          3,000  September 2008
September 2005            36,000   $      0.75         12,953  September 2010
September - December                                           September - December
   2005                  500,000   $      1           500,000     2008
December 2005             20,000   $      0.15         20,000  December 2008
December 2005            457,163   $      0.7         118,570  July 2010
February 2006            230,000   $      0.65             --  February 2008
February 2006             40,000   $      1.5          40,000  February 2011
February 2006              8,000   $      0.15             --  February 2011
February 2006            189,000   $      0. 5        189,000  February 2009
May 2006                  50,000   $      0.00005      50,000  May 2016
May 2006                  24,000   $      0.35         24,000  May - September 2011
May 2006                  24,000   $      0.75         24,000  May - September 2011
May 2006                 200,000   $      1           200,000  May 2011
June 2006                 24,000   $      0.15         24,000  June 2011
                      ----------                    ---------
                      18,448,316                    6,967,957
                      ==========                    =========

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except stock data)

NOTE 7:-      STOCK CAPITAL (Cont.)

                        The fair value for the warrants to service providers was estimated on the date of grant using Black-Scholes option pricing model, with the following weighted-average assumptions for the periods ended September 30, 2006, March 31, 2006 and September 30, 2005; weighted average volatility of 110%, 115% and 109% respectively, risk- free interest rates of 4.375%, 4.605% and 3.9% respectively dividend yields of 0% and a weighted average life of the options of 4, 4 and 2.3 years, respectively.


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

                        On February 10, 2005, the Company signed an agreement with one of its service providers according to which the Company issued the service provider 100,000 shares of restricted stock at a purchase price of $ 0.00005 par value under the U.S Stock Option and Incentive Plan of the Company. The restricted shares are subject to the Company's right to repurchase them within one year of the grant date as follows: (i) in the event that service provider breaches his obligations under the agreement, the Company shall have the right to repurchase the restricted shares at a purchase price equal to par value; and (ii) in the event that the service provider has not breached his obligations under the agreement, the Company shall have the right to repurchase the restricted shares at a purchase price equal to the then fair market value of the restricted shares.

                        In March and April 2005, the Company signed an agreement with four members of its Scientific Advisory Board according to which the Company issued to the members of the Scientific Advisory Board 400,000 restricted shares at a purchase price of $ 0.00005 par value under the U.S Stock Option and Incentive Plan (100,000 each). The restricted shares will be subject to the Company's right to repurchase them if the grantees cease to be members of the Company's Advisory Board for any reason. The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except stock data)

NOTE 7:-      STOCK CAPITAL (Cont.)

                        In July 2005, the Company issued to its legal advisors 50,000 shares for legal services for 12 months. The compensation related to the shares in the amount of $ 37,500 was recorded as general and administrative expenses.

                        In January 2006, the Company issued to two service providers 350,000 restricted shares at a purchase price of $ 0.00005 par value under the U.S Stock Option and Incentive Plan of the Company. The restricted shares are subject to the company's right to repurchase them within 12 months of the grant date as follows: (i) in the event that the service providers breach their obligations under the agreement, the Company shall have the right to repurchase the restricted shares at a purchase price equal to the par value; and (ii)in the event that the service providers have not breached their obligations under the service agreements the Company shall have the right to repurchase the restricted shares at a purchase price equal to the fair market value of the restricted stocks. The compensation related to the shares in the amount of $ 58,203 was recorded as general and administrative expenses.

                        On March 6, 2006, the Company issued to its legal advisor 34,904 shares of the Company common stock. The shares are in lieu of $18,500 payable to the legal advisor. The compensation related to the shares, in the amount of $18,500 was recorded as general and administrative expenses.

                        On April 13, 2006, the Company issued to service providers 60,000 shares at a purchase price of $ 0.00005 par value under the U.S Stock Option and Incentive Plan of the Company. The compensation related to the shares, in the amount of $25,800 was recorded as general and administrative expenses.

                        On April 14, 2006, the Company signed an agreement with a service provider. According to the agreement the Company is obligated to issue 200,000 shares of restricted shares at a purchase price of $0.00005 par value under the U.S Stock Option and Incentive Plan of the Company with some purchase rights. The shares were issue on August 14, 2006. The restricted shares are subject to the Company's right to repurchase them within one year of the grant date. If the agreement is terminated on or prior to July 31, 2006, then the company may repurchase up to 9/12 of the original number of shares. Each month thereafter the Company shall have the right purchase a lesser amount by 1/12 of the original number of shares, until the shares are fully vested in not subject to forfeiture. The restrictions of the shares shall lapse in twelve monthly in equal portions commencing with the grant date.

                        On May 9, 2006, the Company issued to its legal advisor 65,374 shares of the Company's common stock in lieu of legal services. The compensation related to the shares, in the amount of $33,341 was recorded as general and administrative expenses.

                        On June 7, 2006, the Company issued 50,000 Common shares for filing services for 12 months. The compensation related to the shares, in the amount of $24,500 was recorded as general and administrative expenses.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except stock data)

NOTE 7:-      STOCK CAPITAL (Cont.)

                        On June 7, 2006, the Company issued 200,000 shares to finance consultant for his services. The compensation related to the shares, in the amount of $98,000 was recorded as general and administrative expenses.

                        On May 2, 2006 the Company granted options to purchase 12,000 shares of Common stock of the Company per month, to its consultant. 6,000 options granted at an exercise price of $0.75, 6,000 granted at an exercise price of $
                        0.35. The options are fully vested and expire after 5 years. As of September 30, 2006, the Company granted 48,000 shares to the consultant.

                        The Company also granted the consultant 200,000 options at an exercise price of $1. The options are fully vested and expire after 10 years.

                        The  compensation   related  to  the  options,   in  the
                        aggregate amount of $75,760 was recorded as general and administrative expenses.

                        On June 11, 2006, the Company granted options to purchase 24,000 shares of Common stock of the Company to a service provider. The options are fully vested and expire after 5 years. The compensation related to the shares, in the amount of $11,040 was recorded as general and administrative expenses.

                        On August 14, 2006, the Company issued 200,000 shares to a service provider. The compensation related to the shares, in the amount of $68,000 was recorded as general and administrative expenses.

                        On August 17, 2006, the Company issued 100,000 shares to a service provider. The compensation related to the shares, in the amount of $35,000 was recorded as general and administrative expenses.

                  c) Stock-based compensation recorded by the Company in respect of stocks and warrants granted to service providers amounted to $ 437,196, $ 662,069 and $ 237,719 for the periods ended September 30, 2006, March 31, 2006 and September 30, 2005, respectively.

                                BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars (except stock data)

NOTE 8:- SUBSEQUENT EVENTS

                  a. On October 3, 2006, the Company issued to its legal advisor 231,851 shares of the Company's Common stock. The stocks are in lieu of $83,265 payable to the legal advisor.

                  b. On October 14, 2006, the Company signed an agreement with a service provider. According to the agreement the Company is obligated to issue 300,000 shares of restricted stock at a purchase price of $0.00005 par value.

                  c. On October 18, 2006, the Company issued to its business development advisor, based on the agreement, 240,000 shares of the Company's Common stock.

                  d. On October 23, 2006, the Company increased its authorized Common shares to 440,000,000 based on the shareholders decision dated September 20, 2006.

                  e. On October 3, 2006, the Company issued 630,000 warrants to purchase the Company's Common stock at a purchase price of $0.3 shares to the lender (see Note 6) for lender's agreement to extend the maturity date of the note to December 31, 2006 and to waive any and all interest or fees. The shares are exercisable and expire after three years.

                  f. On November 9, 2006, the Company issued a $50,000 Convertible Promissory Note ("the Note") in connection with a third party's loan to the Company. Interest on the Note will accrue at the rate of twelve percent per annum but not less than $750 in case of early pay back and will be due and payable in full on February 12, 2007. The Note will become immediately due and payable upon the occurrence of certain Events of Default, as defined in the Note. The third party has the right at any time prior to the close of business on the Maturity Date to convert all or part of the outstanding principal and interest amount of the Note into shares of the Company's Common stock, $ 0.00005 par value stock (the Common Stock"). The Conversion Price, as defined in the Note, will be 75% of the average of the last bid and asking price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert. The Conversion Price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares. The Company limited the number of stocks to be issued upon conversion of such loan to an amount of 3,000,000 shares of Common stock.

                              -------------------

Item 2. Plan of Operation.

Company Overview

Since July 8, 2004, the Company's business has focused on the development of adult stem cell therapies for treatment of neurodegenerative diseases. The Company's business activities are based on technology, know-how and patent applications exclusively licensed world-wide from Ramot at Tel Aviv University Ltd. ("Ramot"). Under the terms of the Research and License Agreement with Ramot, Ramot granted to us an exclusive license to (i) certain stem cell technology developed at the Felsenstein Medical Research Center of Tel Aviv University and related patent applications, and (ii) the results of further research to be performed at Tel Aviv University relating to this technology under the supervision of Professor Eldad Melamed and Dr. Daniel Offen, the lead inventors.

Recent Developments

Letter of Intent

In July 2006, we entered into a Letter of Intent with the Fundacion para la Investigacion Medica Aplicada (FIMA), as the operator of the Center for Applied Medical Research of the University of Navarra in Spain to conduct safety and efficacy trials in primates of our Parkinson's disease stem cell therapy. The Letter of Intent is non-binding and it provides that we intend to negotiate and enter into a definitive agreement with FIMA pursuant to which we will collaborate to conduct the safety trials of our adult stem cell therapy in primates and, depending on the outcome of the trials, we will collaborate to conduct safety trials in humans in Spain. The Letter of Intent also provides that, subject to the parties entering into a definitive agreement, FIMA will be entitled to certain net royalties from us based on sales from any resulting Parkinson's disease treatments in Portugal, Spain, France and the Netherlands.

Change in Fiscal Year

On September 17, 2006, our Board of Directors determined to change our fiscal year-end from March 31 to December 31. Our report covering the transition period beginning April 1, 2006 and ending December 31, 2006 will be filed on Form 10-KSB.

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

Over four million people suffer from PD in the western world, of whom about 1.5 million are in the United States. In over 85% of cases, PD occurs in people over the age of 65. Thus, prevalence is increasing in line with the general aging of the population. We believe the markets for pharmaceutical treatments for PD have a combined value of approximately $4 billion per year. However, these costs are dwarfed when compared to the total economic burden of the disease, which has been estimated by the National Institute of Neurological Disease (NINDS) to exceed $26 billion annually in the U.S. alone, including costs of medical treatment, care-giving, facilities and other services, as well as loss of productivity of both patients and caregivers.

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

Current Treatments

Current drug therapy for PD primarily comprises dopamine replacement, either directly (levodopa), with dopamine mimetics or by inhibition of its breakdown. Thus, the current drugs focus on treating the symptoms of the disease and do not presume to provide a cure.

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

Another method for treating PD is Deep Brain Stimulation (DBS), which consists of transplanting electrodes deep into the brain to provide permanent electrical stimulation to specific areas of the brain and to cause a delay in the activity in those areas. However, DBS is problematic as it often causes uncontrollable and severe side effects such as bleeding in the brain, infection and depression. In addition, like drug therapy, DBS focuses on treating the symptoms of PD and does not provide a cure.

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

Our Approach

We intend to focus our efforts to develop cell therapeutic treatments for PD based on the expansion of human mesenchymal stem cells from adult bone marrow and their differentiation into neuron like cells, such as neurons that produce dopamine and astrocytes (glial cells) that produce neurotrophic factors (NTF) including GDNF, BDNF, NGF and IGF-1. Our aim is to provide neural stem cell transplants that (i) "replace" damaged dopaminergic nerve cells and diseased tissue by augmentation with healthy dopamine producing cells; and (ii) maintain, preserve and restore the damaged and remaining dopaminergic cells in the patient's brain, protecting them from further degeneration.

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

NurOwnTM program 2 - Astrocyte-like cells - human bone marrow derived NTF producing astrocyte for treatment of PD, ALS and spinal cord injury. In vitro differentiation of the expanded human bone marrow derived mesenchymal stem cells in a special proprietary medium and generated cells with astrocyte-like morphology that expressed astrocyte specific markers. Moreover, the in vitro differentiated cells were shown to express and secrete GDNF, as other NTF, into the growth medium. GDNF is a protein, previously shown to protect, preserve and even restore neurons, particularly dopaminergic cells in PD, but also neuron function in other neurodegenerative pathologies such as ALS and Huntington's. Unfortunately, therapeutic application of GDNF is hampered by its poor brain penetration and stability. Attempting to infuse the protein directly to the brain is impractical and the alternative, using GDNF gene therapy, suffers from the limitations and risks of using viral vectors. Our preliminary results show that our astrocyte-like cells, when transplanted into PD rats with a 6-OHDA lesion, show significant efficacy. Within weeks of the transplantation, there was an improvement of more than 50% in the animals' characteristic disease symptoms.

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

Intellectual Property

We have filed the following patent and trademark applications:

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

o     We have filed for a trademark on NurOwnTM.

The patent applications, as well as relevant know-how and research results are licensed from Ramot. We intend to work with Ramot to protect and enhance our intellectual property rights by filing continuations and new patent applications on any improvements to NurOwnTM and any new discoveries arising in the course of research and development.

Research and License Agreement with Ramot

On July 8, 2004, we entered into our Research and License Agreement (the "Original Ramot Agreement") with Ramot, the technology licensing company of Tel Aviv University, which Agreement was amended on March 30, 2006 by the Amended Research and License Agreement (described below). Under the terms of the Original Ramot Agreement, Ramot granted to us an exclusive license to (i) the know-how and patent applications on the above mentioned stem cell technology developed by the team led by Prof. Melamed and Dr. Offen, and (ii) the results of further research to be performed by the same team on the development of the stem cell technology. Simultaneously with the execution of the Original Ramot Agreement, we entered into individual consulting agreements with Prof. Melamed and Dr. Offen pursuant to which all intellectual property developed by Prof. Melamed or Dr. Offen in the performance of services thereunder will be owned by Ramot and licensed to us under the Original Ramot Agreement.

s of November 4, 2004, we entered into consulting agreements with Prof. Melamed and Dr. Offen, under which we pay each of them an annual consulting fee of $72,000 and we issued each of them warrants to purchase 1,097,215 shares of our common stock (3% of our issued and outstanding shares at such time).

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

o An amount equal to 5% of all Net Sales of Products (as those terms are defined in the Original Ramot Agreement); and

o An amount equal to 30% of all Sublicense Receipts (as such term is defined in the Original Ramot Agreement).

In addition, under the Original Ramot Agreement, we issued to Ramot and its designees, warrants to purchase an aggregate of 10,606,415 shares of our common stock (29% of our issued and outstanding shares as of November 4, 2004). Each of the warrants is exercisable for a five-year period beginning on November 4, 2005.

On March 30, 2006, we entered into an Amended Research and License Agreement (the "Amended Research and License Agreement") with Ramot. Under the Amended Research and License Agreement, the funding of further research relating to the licensed technology in an amount of $570,000 per year has been reduced to $380,000 per year. Moreover, under the Amended Research and License Agreement, the initial period of time that the Company has agreed to fund the research has been extended from an initial period of two (2) years to an initial period of three (3) years. The Amended Research and License Agreement also extends the additional two-year period in the Original Ramot Agreement to an additional three-year period, if certain research milestones are met. In addition, the Amended Research and License Agreement reduces certain royalties payments that the Company may have to pay from five percent (5%) to three percent (3%) of all Net Sales (as defined therein) in cases of third party royalties. The Amended Research and License Agreement also reduces potential payments concerning sublicenses from 30% to 20-25% of Sublicense Receipts (as defined in the agreement).

Employees

As of November 10, 2006, we had two executive officers, Yoram Drucker, our Chief Operating Officer, and David Stolick, our Chief Financial Officer. We are currently conducting a search for a Chief Executive Officer. We have engaged consultants, attorneys and accountants as necessary. We currently have eight scientific and administrative employees. Assuming we consummate our intended financings, we expect to increase our staff significantly in the near future. None of our employees is represented by a labor union and we believe that we have good relations with our employees.

Facilities; Equipment

On December 1, 2004, our Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the "Subsidiary"), entered into a lease agreement for the lease of premises in 12 Basel Street, Petach Tikva, Israel, which include approximately 600 square meters of office and laboratory space. The term of the lease is 36 months, with two options to extend: one for an additional 24 months (the "First Option"); and one for an additional 36 months (the "Second Option"). Rent is to be paid on a quarterly basis in the following amounts: (i) NIS 17,965 (approximately $4,046) per month during the first 12 months of the lease; (ii) NIS 19,527 (approximately $4,398) per month during the following 24 months of the lease;
(iii) NIS 22,317 (approximately $5,026) per month during the First Option period; and (iv) NIS 23,712 (approximately $5,340) per month during the Second Option period.

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

The address of our principal executive offices is 110 East 59th Street, New York, NY 10022. Our monthly rent at our principal executive offices is $2,500.

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

o To conduct further studies in animal models of PD (mice, rats and primates) to evaluate the engraftment, survival and efficacy of our cell implants for our astrocyte-like cells;

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

Cash Requirements

At September 30, 2006, we had $146,957 in total current assets and $2,099,748 in total current liabilities and on November 10, 2006, we had approximately $30,000 in cash. We will need to raise additional funds through public or private debt or equity financings within the next month to meet our anticipated expenses so that we can execute our business plan. Although we have been seeking such additional financings, no commitments to provide additional funds have been made by management, other shareholders or third parties. We may not be able to raise additional funds on favorable terms or at all. If we are unable to obtain additional funds in a timely manner, we will be unable to execute our business plan and we may be forced to cease our operations.

On November 9, 2006, we borrowed $50,000 from one of our existing shareholders. In connection with the loan, we issued a $50,000, 12% Convertible Promissory Note due February 12, 2007. Interest accrues at the rate of twelve percent per annum, but not less than $750 and will be due and payable in full on February 12, 2007. Any amount overdue shall bear interest from the date it became overdue at an annual rate of seventeen percent per annum. The note will become immediately due and payable upon the occurrence of certain events of default. The holder has the right at any time prior to the close of business on February 12, 2007 to convert all or part of the outstanding principal and interest amount of the note into shares of our common stock. Pursuant to the note, we may not, in any event, issue greater than 3,000,000 shares of our common stock upon conversion. The conversion price will be 75% of the average of the last bid and ask price of our common stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to our receipt of the holder's written notice of election to convert. The conversion price will be adjusted in the event of a stock dividend, reclassification or stock split.

On September 14, 2006, we borrowed a net amount of $90,000 from an investor. In connection with such loan we issued a $100,000, 10% Convertible Promissory Note due September 14, 2007 (the "September Note"). Interest on the September Note accrues at the rate of ten percent per annum and will be due and payable in full on September 14, 2007 (the "September Maturity Date"). Any amount overdue shall bear interest from the date it became overdue at an annual rate of fifteen percent per annum. The September Note will become immediately due and payable upon the occurrence of certain events of default. The Holder has the right at any time prior to the close of business on the September Maturity Date to convert all or part of the outstanding principal and interest amount of the September Note into shares of our common stock. Pursuant to the September Note, we shall not, in any event, issue greater than 10,000,000 shares of our common stock, in the aggregate, to the Holder upon conversion of the September Note. The conversion price, as defined in the September Note, will be 75% (50% upon the occurrence of an event of default) of the average of the last bid and ask price of our common stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to our receipt of the Holder's written notice of election to convert. The conversion price will be adjusted in the event of a stock dividend, reclassification or stock split.

In order to execute our plan of operation for the coming year we will need to raise at least $4 million.

Under the Amended Research and License Agreement, we are obligated to pay Ramot $95,000 on a quarterly basis through April 2007, and, if certain research milestones are met, for an additional three-year period. If we fail to comply with these obligations to Ramot, Ramot may have the right to terminate the license. As of September 30, 2006, we owed Ramot $272,127 in overdue payments under the Amended Research and License Agreement. We are negotiating with Ramot to obtain a deferral of these payments until we raise additional capital. If we are unable to reach an agreement with Ramot and Ramot elects to terminate our license, we would need to change our business strategy entirely or would be forced to cease our operations.

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

o Demonstrating that the bone marrow derived differentiated cells do produce and secrete several neuron-specific markers;

o Transplantation of the bone marrow derived neural-like cells in the striatum of model animals resulting in long term engraftment; and

o Parkinson's model animals transplanted with the bone marrow derived neural-like cells show significant improvement in their rotational behavior.

For the twelve months ending September 30, 2007, we estimate that our research and development costs will be approximately $3,000,000. We intend to spend our research and development costs on the development of our core NurOwn(TM) technology by developing the cell differentiation process according to FDA guidelines and to conduct the primate clinical trials in Spain. We intend to continue to fund our collaborators at the university lab and in parallel, we have constructed and set up a facility, which includes laboratories for continued development of our proprietary processes. We also intend to fund and finance collaborations with medical centers and strategic partners for future clinical trials.

General and Administrative Expenses

If we can successfully complete our financings, for the twelve months ending September 30, 2007, we estimate that our general and administrative expenses will be approximately $1,000,000. These expenses will include, among others, salaries, legal and audit expenses, business development, investor and public relations and office maintenance.

We do not expect to generate any revenues in the 12-month period ending September 30, 2007.

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

Purchase or Sale of Equipment

Our subsidiary leases a facility in Petach Tikva, Israel, which includes approximately 600 square meters of laboratory and office space. In May 2005, we completed leasehold improvements of the facility for which we paid the contractor approximately $368,000 and issued to the contractor fully vested options to purchase 30,000 shares of our common stock at an exercise price of $0.75 per share. The lessor has reimbursed us $82,000 in connection with these improvements. We relocated to the new facility in May 2005. As of September 30, 2006, we had purchased laboratory equipment and furniture for a total of approximately $212,000 and assuming we complete additional financings, we intend to purchase certain additional laboratory equipment at an estimated cost of $300,000.

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

In order to execute our business plan, we will need to raise additional capital within the next 30 days. If we are unable to raise additional capital on favorable terms and in a timely manner, we will not be able to achieve our business objectives and we could be forced to restrict or cease our operations. We will need to raise additional funds within the next 30 days to meet our anticipated expenses so that we can execute our business plan. We expect to incur substantial and increasing net losses for the foreseeable future as we increase our spending to execute our development programs. Our auditors have expressed in their audit report that there is substantial doubt regarding our ability to continue as a going concern.

We continue to seek additional financing although we have so far been unsuccessful in our efforts to raise sufficient amounts to allow us to execute on our business plan. Even if we complete an interim or bridge financing we would still need to secure additional funds to effect our plan of operations. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds on favorable terms and in a timely fashion, we will be unable to execute our business plan and we will be forced to restrict or cease our operations.

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

The field of stem cell therapy is new and our development efforts may not yield an effective treatment of human diseases. Except for bone marrow transplants for neoplastic disease, the field of stem cell therapy remains largely untested in the clinical setting. Our intended cell therapeutic treatment methods for PD and ALS involve a new approach that has never been proven to work in human testing. We are still conducting experimental testing in animals for our treatment, which, together with other stem cell therapies, may ultimately prove ineffective in treatment of human diseases. If we cannot successfully implement our stem cell therapy in human testing, we would need to change our business strategy and we may be forced to cease our operations.

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

We face significant competition in our efforts to develop cell therapies for PD, ALS and other neurodegenerative diseases. We face significant competition in our efforts to develop cell therapies and other treatment or procedures to cure or slow the effects of PD, ALS and other neurodegenerative diseases. Among our competitors are companies that are involved in the fetal cell transplant or embryonic stem cell derived cell therapy and companies developing adult stem cells. Other companies are developing traditional chemical compounds, new biological drugs, cloned human proteins and other treatments, which are likely to impact the markets that we intend to target. Many of our competitors possess longer operating histories and greater financial, managerial, scientific and technical resources than we do and some possess greater name recognition and established customer bases. Many also have significantly more experience in preclinical testing, human clinical trials, product manufacturing, the regulatory approval process and marketing and distribution than we do. All of these factors put us at a competitive disadvantage.

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

Your percentage ownership will be diluted by future offerings of our securities, upon the conversion of outstanding convertible promissory notes into shares of our common stock and by options, warrants or shares we grant to management, employees, directors and consultants. In order to meet our financing needs described above, we intend to initiate a significantly larger offering of units comprising shares of our common stock and warrants to purchase shares of our common stock (the "Subsequent Offering"). The precise terms of the Subsequent Offering will be determined by us and potential investors. Assuming the Subsequent Offering is successfully consummated, it will have a significant dilutive effect on your percentage ownership in the Company.

In November 2004 and February 2005, our Board of Directors adopted and ratified the 2004 Global Share Option Plan and the 2005 U.S. Stock Option Plan and Incentive Plan (the "Global Plan" and "U.S. Plan" respectively and the "Plans" together), and further approved the reservation of 9,143,462 shares of our common stock for issuance under the Plans (the "Shares"). Our shareholders approved the Plans and the issuance of the Shares in a special meeting of shareholders that was held on March 28, 2005. We have made and intend to make further option grants under the Plans or otherwise issue warrants or shares of our common stock to individuals under the Plans. For example, as of November 1, 2006:

o under our Global Plan, we have granted a total of 3,794,423 options with various exercise prices and expiration dates, to officers, directors, services providers, consultants and employees.

o under our U.S. Plan we have issued an additional 1,530,000 shares of restricted stock and options for grants to Scientific Advisory Board members, service providers, consultants and directors.

Such issuances will, if and when made (and if options or warrants are subsequently exercised), dilute your percentage ownership in the Company.

Since October 2004 until November 10, 2006, we have issued 5,228,812 shares to investors, service providers and consultants. When we register the shares or those underlying convertible securities for which we have undertaken to register, they can be sold in the public market. In addition, the shares that we will not register will become eligible for sale into the public market subject to and in accordance with applicable SEC rules and regulations, which provide exemptions from registration requirements. If any of the holders of these shares or convertible securities, or any of our existing stockholders, sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly.

Investors may face significant restrictions on the resale of our stock due to the way in which stock trades are handled by broker-dealers. Brokers may be less willing to execute transactions in securities subject to "penny stock" rules. This may make it more difficult for investors to dispose of shares of our common stock and cause a decline in the market value of our stock. Because of large broker-dealer spreads, investors may be unable to sell the stock immediately back to the broker-dealer at the same price the broker-dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. The market among broker-dealers may not be active. Investors in penny stocks often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make.

You may experience difficulties in attempting to enforce liabilities based upon U.S. federal securities laws against us and our non-U.S. resident directors and officers. Our principal operations are located through our subsidiary in Israel and our principal assets are located outside the U.S. Our Chief Operating Officer, Chief Financial Officer, and some of our directors are foreign citizens and do not reside in the U.S. It may be difficult for courts in the U.S. to obtain jurisdiction over our foreign assets or these persons and as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our directors or executive officers in U.S. courts. Thus, should any situation arise in the future in which you have a cause of action against these persons or entities, you are at greater risk in investing in our company rather than a domestic company because of greater potential difficulties in bringing lawsuits or, if successful, collecting judgments against these persons or entities as opposed to domestic persons or entities.

Political, economic and military instability in Israel may impede our ability to execute our plan of operations. Our principal operations and the research and development facilities of the scientific team funded by us under the Original Ramot Agreement are located in Israel. Accordingly, political, economic and military conditions in Israel may affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors, including the recent conflict with Hezbollah in the summer of 2006. Since October 2000, terrorist violence in Israel increased significantly and until they were recently revived, negotiations between Israel and Palestinian representatives had effectively ceased. Ongoing or revived hostilities or other factors related to Israel could harm our operations and research and development process and could impede on our ability to execute our plan of operations.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 14, 2006, we issued 200,000 shares of our common stock to Edward F. DePaulis as consideration for services provided by Mr. DePaulis to the company.

On August 17, 2006, we issued 100,000 shares of our common stock to First
Equity Group, Inc. as consideration for services provided by First Equity Group, Inc. to the company.

On October 3, 2006, we issued a warrant to Double U Master Fund L.P. to purchase up to 630,000 shares of our common stock at an exercise price of $0.30 per share. The warrant expires on October 3, 2009. We previously issued a note to the holder dated as of February 1, 2006, in the original principal amount of $189,000. In consideration of Double U Master Fund's agreement to extend the maturity date of the note and to waive any and all interest or fees on, or default under, such note, we issued the warrant to Double U Master Fund.

On October 5, 2006, we issued 231,851 shares of our common stock to Thomas B. Rosedale for approximately $83,265 in legal services rendered by Mr. Rosedale and BRL Law Group LLC.

On October 18, 2006, we issued 240,000 shares of our common stock to Dr. Holly
G. Atkinson as part of the agreement between Dr. Atkinson and the company for business and development services.

The issuance of the securities described above was effected without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by us not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

     At our 2006 Annual Meeting of Shareholders (the "Annual Meeting") held on September 20, 2006, the following matters were acted upon by our shareholders:

1. The election of three directors until the annual meeting of shareholders indicated below;

2. The approval of an amendment to our Articles of Incorporation increasing the number of authorized shares of common stock from 200,000,000 to 440,000,000;

3. The authorization of our Board of Directors, in its discretion, should it deem it to be appropriate and in the best interests of the company and its shareholders, to amend our Articles of Incorporation to eliminate the class of preferred stock and all authorized shares of preferred stock; and

4. The ratification of the appointment of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, as our independent registered public accounting firm for the current fiscal year ending December 31, 2006.

The number of shares of common stock issued, outstanding and eligible to vote as of the record date of July 21, 2006 was 23,429,961. The results of the voting on each of the matters presented to shareholders at the Annual Meeting are set forth below:

                                                               VOTES       VOTES     VOTES                    BROKER
                                                                FOR      WITHHELD   AGAINST   ABSTENTIONS   NON-VOTES
                                                            ----------   --------   -------   -----------   ----------
1. Election of three directors:

     Dr. Irit Arbel (until the 2007 annual meeting of
     shareholders)                                          13,353,130      NA            0         0              NA

     Michael Greenfield (until the 2008 annual meeting of
     shareholders)                                          13,353,130      NA            0         0              NA

     Dr. Robert Shorr (until the 2009 annual meeting of
     shareholders)                                          13,353,130      NA            0         0              NA

2. Approval of Amendment to Articles of Incorporation
   to increase authorized shares of common stock.           13,341,518      NA       11,511         0             101

3. Authorization of Board of Directors, in its
   discretion, to amend the Articles of Incorporation
   to eliminate the class of preferred stock.               13,225,633      NA            0         0         127,497

4. Ratification of Kost Forer Gabbay & Kasierer.            13,353,130      NA            0         0               0

Item 5. Other Information

During the quarter to which this report relates, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits

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

                                        BRAINSTORM CELL THERAPEUTICS INC.


November 14, 2006                       By: /s/ Yoram Drucker
                                            ------------------------------------
                                        Name:  Yoram Drucker
                                        Title: Chief Operating Officer
                                               (Principal Executive Officer)


November 14, 2006                       By: /s/ David Stolick
                                            ------------------------------------
                                        Name:  David Stolick
                                        Title: Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
 Number                                 Description
-------                                 -----------
3.1 Articles of Amendment to the Articles of Incorporation of the Registrant.

10.1 Convertible Promissory Note, dated September 14, 2006, issued by the Registrant to Vivian Shaltiel is incorporated herein by reference to
          Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed September 18, 2006 (File No. 333-61610).

10.2 Common Stock Purchase Warrant, dated as of October 3, 2006, issued by the Registrant to Double U Master Fund L.P.

31.1 Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certification of the Chief Operating Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      Certification of the Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.