Form 10KSB
period 2006-12-31
BRAINSTORM CELL THERAPEUTICS INC
filed 2007-03-30
CIK 1137883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[_] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED _____________

[X ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM APRIL 1, 2006 TO DECEMBER 31, 2006

COMMISSION FILE NUMBER 333-61610

BRAINSTORM CELL THERAPEUTICS INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware		20-8133057
(STATE OR OTHER JURISDICTION OF		(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)		IDENTIFICATION NO.)

110 East 59th Street
New York, NY 10022
212-557-9000

(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.00005 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The registrant did not have any revenues for the fiscal year ended December 31, 2006.

As of March 16, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $8,778,725, based on the closing price of $0.47 as reported on the OTC Bulletin Board operated by the NASD.

As of March 16, 2007, the number of shares outstanding of the registrant's common stock, $0.00005 par value per share, was 24,378,139.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):   Yes ☐  No ☒.

TABLE OF CONTENTS

Page Number

PART I
SPECIAL NOTE

Unless otherwise specified in this transition report on Form 10-KSB, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This transition report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. and its potential future business operations and performance. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” Some of these are described under “Risk Factors” in this transition report. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

Item 1. Description of Business.

Company Overview

Brainstorm Cell Therapeutics Inc. (“Brainstorm” or the “Company”) is an emerging company developing stem cell therapeutic products based on breakthrough technologies enabling the in vitro differentiation of bone marrow stem cells to neural-like cells. We aim to become a leader in adult stem cell transplantation for neurodegenerative diseases. Our focus is on utilizing the patient’s own bone marrow stem cells to generate neuron-like cells that may provide an effective treatment initially for Parkinson’s Disease (PD), ALS, and thereafter for Multiple Sclerosis and other neurodegenerative disorders.

Our core technology, NurOwn™, was developed through a collaboration between prominent neurologist, Prof. Eldad Melamed, Head of Neurology of the Rabin Medical Center and member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research, and expert cell biologist Dr. Daniel Offen, of the Felsenstein Medical Research Center of Tel-Aviv University.

The Company’s team is among the first to demonstrate creation of astrocyte-like cells (glial cells) from in-vitro differentiated bone marrow cells that produce neurotrophic factors (NTF) including GDNF, BDNF, NGF and IGF-1.

The team is also among the first to have successfully demonstrated release of dopamine from in-vitro differentiated bone marrow cells. Moreover, in research conducted by this team, implantation of these differentiated cells into brains of animal models that had been induced to Parkinsonian behavior markedly improved their symptoms.

Our aim is to provide neural stem cell transplants that (i) “replace” damaged dopaminergic nerve cells and diseased tissue by augmentation with healthy dopamine producing cells; and (ii) maintain, preserve and restore the damaged and remaining dopaminergic cells in the patient’s brain, protecting them from further degeneration.

Brainstorm holds exclusive worldwide rights to commercialize the NurOwn™ technology, through a licensing agreement with Ramot at Tel Aviv University Ltd. (“Ramot”), the technology transfer company of Tel Aviv University. The agreement also provides for further research, funded by Brainstorm, to be performed by Prof. Melamed, Dr. Offen and members of their research team at the Felsenstein Medical Research Center. The results of this research are licensed to us under the terms of the license agreement. Thus, although a development stage company, we have access to the research results of an R&D team comprised of approximately 12 experts in the technology field, including molecular and cell biologists, pharmacologists and animal model experts.

On January 17, 2007, the Company entered into a Collaboration Agreement, with Fundacion para la Investigacion Medica Aplicada (“FIMA”). Pursuant to the Collaboration Agreement, the Company and FIMA will collaborate on pre-clinical safety trials of an adult stem cell therapy in monkeys in Pamplona, Spain. Depending on the outcome of these pre-clinical safety trials and upon agreement between the Company and FIMA, the parties will conduct human clinical trials of the stem cell therapy.

We are currently in the developmental stage of our technology and products and we are going to begin the process of seeking regulatory approval from regulatory agencies in the U.S. and Europe. Our efforts are directed at the development of the technology from the lab to the clinic with the following main objectives:

•	Developing the cell differentiation process according to Food and Drug Administration (FDA) and the European agency for evaluation of medical product (EMEA) guidelines;

•	Demonstrating safety and efficacy first in animals and then in patients; and

•	Setting up centralized facilities to provide NurOwn™ therapeutic products and services for transplantation in patients.

We intend to enter into strategic partnerships, in addition to the partnership described above with FIMA, as we progress towards advanced clinical development and commercialization.

History

The Company was incorporated under the laws of the State of Washington on September 22, 2000, under the name Wizbang Technologies, Inc. and acquired the right to market and sell a digital data recorder product line in certain states in the U.S. Subsequently, the Company changed its name to Golden Hand Resources Inc. On July 8, 2004, the Company entered into the licensing agreement with Ramot to acquire certain stem cell technology and decided to discontinue all activities related to the sales of digital data recorder product. On November 22, 2004, the Company changed its name from Golden Hand Resources Inc. to Brainstorm Cell Therapeutics Inc. to better reflect its new line of business in development of novel cell therapies for neurodegenerative diseases. On October 25, 2004, the Company opened its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. in Israel. On December 18, 2006, the stockholders of the Company approved a proposal to change the state of incorporation of the Company from the State of Washington to the State of Delaware. The reincorporation was completed on December 21, 2006 through the merger of the Company into a newly formed, wholly-owned Delaware subsidiary of Brainstorm, also named Brainstorm Cell Therapeutics Inc.

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

Currently, two principal platforms for cell therapy products are being explored: (i) embryonic stem cells (“ESC”), isolated from the inner mass of a few days old embryo; and (ii) adult stem cells, sourced from bone marrow, cord blood and various organs. Although ESCs are the easiest to grow and differentiate, their use in human therapy is limited by safety concerns associated with their tendency to develop Teratomas (a form of tumor) and their potential to elicit an immune reaction. In addition, ESC has generated much political and ethical debate due to their origin in early human embryos.

Cell therapy using adult stem cells (i.e., non-embryonic stem cells) does not suffer from the same concerns. Bone marrow is the tissue where differentiation of stem cells into blood cells (haematopoiesis) occurs. In addition, it harbors stem cells capable of differentiation into mesenchymal (muscle, bone, fat and other) tissues. Such mesenchymal stem cells have also been shown capable of differentiating into nerve, skin and other cells. In fact, bone marrow transplants have been safely and successfully performed for many years, primarily for treating leukemia, immune deficiency diseases, severe blood cell diseases, lymphoma and multiple myeloma. Moreover, bone marrow may be obtained through a simple procedure of aspiration, from the patient himself, enabling autologous cell therapy, thus obviating the need for donor matching, circumventing immune rejection and other immunological mismatch risks, as well as avoiding the need for immunosuppressive therapy. Thus, we believe bone marrow, in particular autologous bone marrow, capable of in vitro growth and multipotential differentiation, presents a preferable source of therapeutic stem cells.

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

Parkinson’s Disease (“PD”)

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

Over four million people suffer from PD in the western world, approximately 1.5 million of whom are in the United States. In over 85% of cases, PD occurs in people over the age of 65. Thus, prevalence is increasing in line with the general aging of the population. We believe the markets for pharmaceutical treatments for PD have a combined value of approximately $4 billion per year. However, these costs are dwarfed when compared to the total economic burden of the disease, which has been estimated by the National Institute of Neurological Disease (NINDS) to exceed $26 billion annually in the U.S. alone, including costs of medical treatment, care-giving, facilities and other services, as well as loss of productivity of both patients and caregivers.

Description

The classic symptoms of PD are shaking (tremor), stiff muscles (rigidity) and slow movement (bradykinesia). A person with fully developed PD may also have a stooped posture, a blank stare or fixed facial expression, speech problems and difficulties with balance or walking. Although highly debilitating, the disease is not life threatening and an average patient’s life span is approximately 15 years.

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

Prescription drugs to treat PD currently generate sales of over $1 billion annually and the market is expected to grow to approximately $2.3 billion annually by 2010, driven by the increase in size of the elderly population and the introduction of new PD therapies that carry a higher price tag than the generic levodopa.

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

In addition to the symptomatic drug development approaches, there is an intense effort to develop cell and gene therapeutic “curative” approaches to restore the neural function in patients with PD, by (i) replacing the dysfunctional cells with dopamine producing cell transplant, or by (ii) providing growth factors and proteins, such as glial derived neurotrophic factor (GDNF), that can maintain or preserve the patient’s remaining dopaminergic cells, protecting them from further degeneration. Preclinical evaluation of cell therapeutic approaches based on transplantation of dopaminergic neurons differentiated in vitro from ESC, have been successful in ameliorating the parkinsonian behavior of animal models, as has direct gene therapy with vectors harboring the GDNF gene. However, these approaches are limited, in the first case, by the safety and ethical considerations associated with use of ESC, and, in the second case, by the safety risks inherent to gene therapy.

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

Amyotrophic Lateral Sclerosis (“ALS”)

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

Approximately 5,600 people in the U.S. are diagnosed with ALS each year. It is estimated that as many as 30,000 Americans may have the disease at any given time, with 100,000 across the western world. Consequently, the total estimated cost of treating ALS patients is approximately $1.25 billion per year worldwide.

Description

Early symptoms of ALS often include increasing muscle weakness or stiffness, especially involving the arms and legs, speech, swallowing or breathing.

ALS is most often found in the 40 to 70 year age group, with the same incidence as Multiple Sclerosis (MS). There appear to be more MS sufferers because MS patients tend to live much longer, some for 30 years or more. The life expectancy of an ALS patient averages about two to five years from the time of diagnosis. However, up to 10% of ALS patients will survive more than ten years.

Current Treatment

The physician bases medication decisions on the patient's symptoms and the stage of the disease. Some medications used for ALS patients include:

•
Riluzole - the only medication approved by the FDA to slow the progress of ALS. While it does not reverse ALS, riluzole has been shown to reduce nerve damage. Riluzole may extend the time before a patient needs a ventilator (a machine to help breathe) and may prolong the patient's life by several months;

•	Baclofen or Diazepam - these medications may be used to control muscle spasms, stiffness or tightening (spasticity) that interfere with daily activities; and

•	Trihexyphenidyl or Amitriptyline - these medications may help patients who have excess saliva or secretions, and emotional changes.

Other medications may be prescribed to help reduce such symptoms as fatigue, pain, sleep disturbances, constipation, and excess saliva and phlegm.

Brainstorm’s Technology

We intend to focus our efforts to develop cell therapeutic treatments for PD based on the expansion of human mesenchymal stem cells from adult bone marrow and their differentiation into neuron like cells, such as neurons that produce dopamine and astrocytes (glial cells) that produce neurotrophic factors (NTF) including GDNF, BDNF, NGF and IGF-1. Our aim is to provide neural stem cell transplants that (i) "replace" damaged dopaminergic nerve cells and diseased tissue by augmentation with healthy dopamine producing cells; and (ii) maintain, preserve and restore the damaged and remaining dopaminergic cells in the patient’s brain, protecting them from further degeneration.

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

NurOwnTM program 2 - Astrocyte-like cells - human bone marrow derived NTF producing astrocyte for treatment of PD, ALS and spinal cord injury. In vitro differentiation of the expanded human bone marrow derived mesenchymal stem cells in a special proprietary medium and generated cells with astrocyte-like morphology that expressed astrocyte specific markers. Moreover, the in vitro differentiated cells were shown to express and secrete GDNF, as other NTF, into the growth medium. GDNF is a protein, previously shown to protect, preserve and even restore neurons, particularly dopaminergic cells in PD, but also neuron function in other neurodegenerative pathologies such as ALS and Huntington’s. Unfortunately, therapeutic application of GDNF is hampered by its poor brain penetration and stability. Attempting to infuse the protein directly to the brain is impractical and the alternative, using GDNF gene therapy, suffers from the limitations and risks of using viral vectors. Our preliminary results show that our GDNF astrocyte-like cells, when transplanted into PD rats with a 6-OHDA lesion, show significant efficacy. Within weeks of the transplantation, there was an improvement of more than 50% in the animals’ characteristic disease symptoms.

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

Our technology is based on the NurOwnTM products - an autologous cell therapeutic modality, comprising the extraction of the patient bone marrow, processed into the appropriate neuronal cells and re-implanted into the patient’s brain. This approach is taken in order to increase patient safety and minimize any chance of immune reaction or cell rejection.

We believe that the therapeutic modality will comprise the following:

•	Bone marrow aspiration from patient;

•	Isolating and expanding the mesenchymal stem cells;

•	Differentiating the expanded stem cells into neuronal-like dopamine producing cells and/or astrocytes-like NTF producing cells; and

•	Implantation of the differentiated cells into patient from whom the bone marrow was extracted.

Business Strategy

Our efforts are currently focused on the development of the technology to convert the process from the lab stage to the clinical stage, with the following main objectives:

•	Developing the cell differentiation process according to health regulation guidelines;

•	Demonstrating safety and efficacy, first in animals and then in patients; and

•	Setting up centralized facilities to provide NurOwnTM therapeutic products and services for transplantation in patients.

We intend to enter into additional strategic partnerships as we progress towards advanced clinical development and commercialization with companies responsible for advanced clinical development and commercialization. We intend to provide strategic partners with services required to process the NurOwnTM products for the clinical trials. This approach is intended to generate an early inflow of up-front and milestone payments and to enhance our capacities in regulatory and clinical infrastructure while minimizing expenditure and risk.

Business Model

Our objective is to have the proprietary procedure adopted by an expanding user base of medical centers, throughout the U.S. and Europe, for the treatment of PD, ALS and later MS and other neurodegenerative diseases. Our intended procedure for the replacement of the degenerated neurons with healthy functional cells derived by differentiation of bone marrow, may be among the earliest successes of stem cell technologies and could be the starting point for a massive market potential in the area of autologous transplantation. A central laboratory would be responsible for processing bone marrow extracted from patients, enabling the production of the cells required for the transplantation. Transplantation would be carried out by the medical center, with revenues shared with us on an agreed basis.

We will consider seeking cooperation with a major strategic marketing partner, having established distribution channels and the ability to gain relatively fast access to the target markets.

Our approach will be optimized by working with a major partner. We believe there is a substantial market opportunity and cooperation with a strategic partner would facilitate a more rapid and broad market penetration, by leveraging the partner’s market credibility and the proven ability to provide service and support across a large and geographically spread target market.

Potential strategic partners include:

•
Private Medical Center Chains - interested in expanding their service offerings and being associated with an innovative technology, thereby enhancing their professional standing and revenue potential; and

•	Major Pharmaceutical and/or Medical Device Companies - seeking new product opportunities and/or wishing to maintain interest in the market, which may shift away from drugs towards surgical treatment.

We cannot assure you that we will succeed in finding strategic partners that are willing to enter into collaborations for our potential products at the appropriate stage of development, on economic terms that are attractive to us or at all.

Intellectual Property

We have filed the following patent and trademark applications:

•	The NurOwnTM technology for differentiation of dopamine producing neuron-like cells is covered by PCT patent application number PCT/IL03/00972 filed on November 17, 2003.

•	The NurOwnTM technology for differentiating astrocyte-like cells is covered by PCT patent application number PCT/IL2006/000699 filed on June 18, 2006.

•
The NurOwnTM technology for isolating oligodendrocyte-like cells and population comprising thing for the treatment in CNS diseases covered by PCT patent application number PCT/IL/2006/000140 filed on December 7, 2006.

•	We have filed for a trademark on NurOwnTM.

The patent applications, as well as relevant know-how and research results are licensed from Ramot. We intend to work with Ramot to protect and enhance our intellectual property rights by filing continuations and new patent applications on any improvements to NurOwnTM and any new discoveries arising in the course of research and development.

Research and License Agreement with Ramot

On July 8, 2004, we entered into our Research and License Agreement (the “Original Ramot Agreement”) with Ramot, the technology licensing company of Tel Aviv University, which Agreement was amended on March 30, 2006 by the Amended Research and License Agreement (described below). Under the terms of the Original Ramot Agreement, Ramot granted to us an exclusive license to (i) the know-how and patent applications on the above mentioned stem cell technology developed by the team led by Prof. Melamed and Dr. Offen, and (ii) the results of further research to be performed by the same team on the development of the stem cell technology. Simultaneously with the execution of the Original Ramot Agreement, we entered into individual consulting agreements with Prof. Melamed and Dr. Offen pursuant to which all intellectual property developed by Prof. Melamed or Dr. Offen in the performance of services thereunder will be owned by Ramot and licensed to us under the Original Ramot Agreement.

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

In consideration for the license, we originally agreed to pay Ramot:

•	An up-front license fee payment of $100,000;

•	An amount equal to 5% of all Net Sales of Products (as those terms are defined in the Original Ramot Agreement); and

•	An amount equal to 30% of all Sublicense Receipts (as such term is defined in the Original Ramot Agreement).

In addition, under the Original Ramot Agreement, we issued to Ramot and its designees, warrants to purchase an aggregate of 10,606,415 shares of our common stock (29% of our issued and outstanding shares as of November 4, 2004). Each of the warrants is exercisable for a five-year period beginning on November 4, 2005.

On March 30, 2006, we entered into an Amended Research and License Agreement (the “Amended Research and License Agreement”) with Ramot. Under the Amended Research and License Agreement, the funding of further research relating to the licensed technology in an amount of $570,000 per year has been reduced to $380,000 per year. Moreover, under the Amended Research and License Agreement, the initial period of time that we have agreed to fund the research has been extended from an initial period of two (2) years to an initial period of three (3) years. The Amended Research and License Agreement also extends the additional two-year period in the Original Ramot Agreement to an additional three-year period, if certain research milestones are met. In addition, the Amended Research and License Agreement reduces certain royalties payments that we may have to pay from five percent (5%) to three percent (3%) of all Net Sales (as defined therein) in cases of third party royalties. The Amended Research and License Agreement also reduces potential payments concerning sublicenses from 30% to 20-25% of Sublicense Receipts (as defined in the agreement).

Government Regulations and Supervision

Once fully developed, we intend to market our bone marrow derived differentiated neural-like cell products, NurOwnTM, for transplantation in patients by neurosurgeons in medical facilities in the U.S., Europe, Japan and the Pacific Rim. Accordingly, we believe our research and development activities and the manufacturing and marketing of our technology are subject to the laws and regulations of governmental authorities in the United States and other countries in which our technology and products will be marketed. Specifically, in the U.S., the FDA, among other agencies, regulates new biological product approvals (BLA) to establish safety and efficacy, as well as appropriate production of these products. Governments in other countries have similar requirements for testing and marketing.

As we are currently only in the developmental stage of our technology and NurOwnTM cell product, we are going to begin the process of seeking regulatory approval from the FDA and other regulatory agencies. We retained expert regulatory consultants to assist us in our approach to the FDA in our efforts to achieve regulatory approval and we are going to retain such expert regulatory consultant in Spain to assist the Company in its approach to the EMEA in order to get regulatory approval in Europe.

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

In addition, the manufacturing of our cell therapy, whether it is performed by us or by a contract manufacturer, will be required to be registered as a biologic product manufacturer with the FDA product approval process. The FDA will inspect us on a routine basis for compliance with the GMP and Good Tissue Practice (GTP) guidelines for cell therapy products. The regulations of the FDA would require that we, and any contract manufacturer, design, manufacture and service products and maintain documents in the prescribed manner with respect to manufacturing, testing, distribution, storage, design control and service activities. The FDA may prohibit a company from promoting an approved product for unapproved applications and reviews product labeling for accuracy.

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

As of March 16, 2007, we have two executive officers, Yoram Drucker, our Chief Operating Officer, and David Stolick, our Chief Financial Officer. We are currently conducting a search for a Chief Executive Officer. We have engaged consultants, attorneys and accountants as necessary. We currently have ten scientific and administrative employees. Assuming we consummate our intended financings, we expect to increase our staff significantly in the near future. None of our employees is represented by a labor union and we believe that we have good relations with our employees.

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

Our business in the foreseeable future will be based on technology licensed from Ramot and if this license were to be terminated for any reason, including failure to pay the required research funding or royalties, we would need to change our business strategy and we may be forced to cease our operations. The Original Ramot Agreement imposes on us development and commercialization obligations, milestone and royalty payment obligations and other obligations. In October 2004, we made payments to Ramot to cover the up-front license fee, reimbursement of certain patent expenses and initial research funding. Under the Amended Research and License Agreement, we are obligated to pay Ramot $95,000 on a quarterly basis through April 2007, and, if certain research milestones are met, we are obligated to pay Ramot such amount for an additional three-year period. If we fail to comply with these obligations to Ramot, Ramot may have the right to terminate the license. If Ramot elects to terminate our license, we would need to change our business strategy and we may be forced to cease our operations. As of December 31, 2006, we owe Ramot an aggregate amount of $367,365 in overdue payments and patent fees; we are negotiating with Ramot to obtain a deferral of these payments until we raise additional capital. In addition, on March 31, 2006, the Company entered into an Amendment Agreement (the “Amendment”) with Ramot and its designees relating to warrants to purchase an aggregate of 12,800,845 shares of the Company's common stock at a purchase price of $0.01 per share issued to Ramot and its designees in connection with the Original Ramot Agreement. The Amendment extended the date by which the shares underlying the warrants were to be registered by the Company for resale to no later than December 31, 2006. We have not yet registered the shares underlying the warrants for resale; therefore, Ramot may elect to terminate the license.

In order to execute our business plan, we will need to raise additional capital in the coming month. If we are unable to raise additional capital on favorable terms and in a timely manner, we will not be able to execute our business plan and we could be forced to restrict or cease our operations. We will need to raise additional funds within the coming month to meet our anticipated expenses so that we can execute our business plan. We expect to incur substantial and increasing net losses for the foreseeable future as we increase our spending to execute our development programs. Our auditors have expressed in their audit report that there is substantial doubt regarding our ability to continue as a going concern.

We continue to seek additional financings although we have so far been unsuccessful in our efforts to raise sufficient amounts to allow us to execute on our business plan. Even if we complete an interim or bridge financing, we would still need to secure additional funds to effect our plan of operations. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds on favorable terms and in a timely fashion, we will be unable to execute our business plan and we will be forced to restrict or cease our operations.

Assuming we raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges (including registrations rights) senior to those of the rights of our common stock and our stockholders will experience additional dilution.

Our company has a history of losses and we expect to incur losses for the foreseeable future. We had no revenues for the fiscal years ended March 31, 2005 or March 31, 2006 or for the transition period from April 1, 2006 to December 31, 2006 or for any interim period since then. As a development stage company, we are in the early stages of executing against our business plan. Our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. Most notably, we do not expect that any therapies resulting from our or our collaborators’ research and development efforts will be commercially available for a significant number of years, if at all. We also do not expect to generate revenues from strategic partnerships or otherwise for at least the next 12 months, and likely longer. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have an adverse impact on our working capital, total assets and stockholders’ equity, and we may never achieve profitability.

We have a limited operating history, which will limit your ability to evaluate our operations and prospects. We were originally incorporated on September 22, 2000, but only changed our business model to focus on stem cell research in connection with the signing of the Original Ramot Agreement in July 2004. We have a limited operating history upon which you may evaluate our operations and prospects. Our limited operating history makes it difficult to evaluate our commercial viability. Our potential success should be evaluated in light of the problems, expenses and difficulties frequently encountered by new businesses in general and biotechnology businesses specifically.

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

We may not be able to obtain regulatory approval of potential products, or may experience delays in obtaining such approvals, and we may consequently never generate revenues from product sales because of any of the following risks inherent in the regulation of our business:

•	We may not be successful in obtaining the approval to perform clinical studies, an investigational new drug application, or IND, with respect to a proposed product;

•	Preclinical or clinical trials may not demonstrate the safety and efficacy of proposed products satisfactory to the FDA or foreign regulatory authorities; or

•
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

Your percentage ownership will be diluted by future offerings of our securities, upon the conversion of outstanding convertible promissory notes into shares of common stock and by options, warrants or shares we grant to management, employees, directors and consultants. In order to meet our financing needs described above, we intend to initiate a significantly larger offering of units comprising shares of our common stock and warrants to purchase shares of our common stock (the “Subsequent Offering”). The precise terms of the Subsequent Offering will be determined by us and potential investors. Assuming the Subsequent Offering is successfully consummated, it will have a significant dilutive effect on your percentage ownership in the Company.

In November 2004 and February 2005, our Board of Directors adopted and ratified the 2004 Global Share Option Plan and the 2005 U.S. Stock Option Plan and Incentive Plan (the “Global Plan” and “U.S. Plan” respectively and the “Plans” together), and further approved the reservation of 9,143,462 shares of our common stock for issuance under the Plans (the “Shares”). Our shareholders approved the Plans and the issuance of the Shares in a special meeting of shareholders that was held on March 28, 2005. We have made and intend to make further option grants under the Plans or otherwise issue warrants or shares of our common stock to individuals under the Plans. For example, as of March 16, 2007:

•
under our Global Plan, we have granted and not canceled a total of 3,861,778 options with various exercise prices and expiration dates, to officers, directors, services providers, consultants and employees.

•	under our U.S. Plan we have issued an additional 1,530,000 shares of restricted stock and options for grants to Scientific Advisory Board members, service providers, consultants and directors.

Such issuances will, if and when made (and if options or warrants are subsequently exercised), dilute your percentage ownership in the Company.

As of March 16, 2007, we have issued convertible notes in an aggregate total of $1,575,000 to various investors. Each holder of a convertible note may choose to convert all or part of the outstanding principal and interest amount of such holder’s note into shares of our common stock on or prior to the maturity date of the respective note. The maximum number of shares, in the aggregate, that are issuable pursuant to outstanding convertible notes is 75,000,000.

As of March 16, 2007, we have issued 5,405,139 shares to investors, service providers and consultants. When we register the shares or those underlying convertible securities for which we have undertaken to register, they can be sold in the public market. In addition, the shares that we will not register will become eligible for sale into the public market subject to and in accordance with applicable SEC rules and regulations, which provide exemptions from registration requirements. If any of the holders of these shares or convertible securities, or any of our existing stockholders, sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly.

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

The trading price of our common stock entails additional regulatory requirements, which may negatively affect such trading price. Our common stock is currently listed on the OTC Bulletin Board, an over-the-counter electronic quotation service, which stock currently trades below $5.00 per share. We anticipate the trading price of our common stock will continue to be below $5.00 per share. As a result of this price level, trading in our common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

Item 2. Description of Property.

The address of our principal executive offices is 110 East 59th Street, New York, NY 10022, where in consideration for $2,500 per month we have a license to use office space and receive general office services until July 31, 2007.

On December 1, 2004, our Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the “Subsidiary”) entered into a lease agreement for the lease of premises in 12 Basel Street, Petach Tikva, Israel, which include approximately 600 square meters of office and laboratory space. The term of the lease is 36 months, with two options to extend: one for an additional 24 months (the "First Option"); and one for an additional 36 months (the "Second Option"). Rent is to be paid on a quarterly basis in the following amounts: (i) NIS 17,965 (approximately $4,250) per month during the first 12 months of the lease; (ii) NIS 19,527 (approximately $4,620) per month during the following 24 months of the lease; (iii) NIS 22,317 (approximately $5,280) per month during the First Option period; and (iv) NIS 23,712 (approximately $5,610) per month during the Second Option period.

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

Item 4. Submission of Matters to Vote of Security Holders.

At a special meeting of shareholders held on December 18, 2006, our shareholders approved a proposal to reincorporate the Company from the State of Washington to the State of Delaware by merging the Company with and into a newly formed, wholly owned Delaware subsidiary. The reincorporation was completed on December 21, 2006.

The number of shares of common stock issued, outstanding and eligible to vote as of the record date of November 8, 2006 was 24,201,812. The result of the voting on the matter presented to the shareholders at the special meeting is set forth below:

	VOTES	VOTES	VOTES
	FOR	WITHHELD	AGAINST
Approval to reincorporate the Company
in the State of Delaware	17,191,105	--	--

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock is currently traded on the OTC Bulletin Board operated by the NASD (OTC BB) under the symbol “BCLI”.

The following table sets forth for the periods indicated the high and low sales prices for our common stock.

Quarter Ended	High	Low
December 31, 2006	$0.33	$0.24
September 30, 2006	$0.49	$0.21
June 30, 2006	$0.55	$0.35
March 31, 2006	$0.66	$0.40
December 31, 2005	$0.86	$0.43
September 30, 2005	$1.19	$0.63
June 30, 2005	$2.90	$0.80
March 31, 2005	$3.50	$1.80

On March 16, 2007, the closing price for our common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.47.

As of March 16, 2007, there were 100 holders of record of our common stock. As of such date, 24,378,139 shares of our common stock were issued and outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 11 below.

Recent Sales of Unregistered Securities

On March 14, 2007, in connection with a loan for an aggregate principal amount of $50,000 that we have undertaken, we issued to Meir Rosenbaum a fully exercisable warrant to purchase 50,000 shares of our common stock at an exercise price of $0.45, which warrant has a term of three (3) years and has certain piggy-back registration rights.

On March 21, 2007, in consideration for certain legal services rendered by BRL Law Group LLC in an aggregate amount of $29,435, we issued to Thomas Rosedale 108,511 shares of our common stock, which shares have certain piggy-back registration rights.

On March 21, 2007, in consideration for Seth Farbman’s and Shai Stern’s agreement to waive the outstanding obligations, in the amount of $14,688, owed to them for financial printing services rendered, we issued to each of Mr. Farbman and Mr. Stern 40,000 shares of our common stock, for an aggregate total of 80,000 shares, which shares have certain piggy-back registration rights.

On March 21, 2007, in consideration for certain services rendered by Mark Zegal, we issued to Mr. Zegal a fully-vested option to purchase 150,000 shares of our common stock at a purchase price of $0.47, which option has a term of five (5) years and has certain piggy-back registration rights.

On March 21, 2007, in consideration for certain services rendered by Ernest Muller, we issued to Mr. Muller a fully-vested option to purchase 50,000 shares of our common stock at a purchase price of $0.47, which option has a term of five (5) years and has certain piggy-back registration rights.

On March 21, 2007, in consideration for certain services rendered by Bernard Dichek, we issued to Mr. Dichek a fully-vested option to purchase 50,000 shares of our common stock at a purchase price of $0.15, which option has a term of three (3) years and has certain piggy-back registration rights.

On March 21, 2007, in consideration for Elchondor Aran’s agreement to waive the outstanding obligations, in the amount of 20,000 New Israeli Shekel, owed to him for certain services rendered, we issued to Mr. Aran an option to purchase 15,000 shares of our common stock at a purchase price of $0.15, which option has a term of five (5) years and has certain piggy-back registration rights. Such option will fully vest on March 21, 2008.

None of these transactions involved any underwriters, underwriting discounts or commissions and we believe that such transactions were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

Item 6. Plan of Operation.

You should read the following plan of operation together with the consolidated audited financial statements and the notes to our consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the U.S. This section contains statements that are forward-looking. These statements are based on expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date of issue. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of issue.

Plan of Operations

Assuming we can successfully complete our additional necessary financings, our primary objectives over the next twelve (12) months will be:

•
To define and optimize our NurOwnTM technology in human bone marrow cells, in order to prepare the final production process for clinical studies in accordance with health authorities’ guidelines. To reach this goal we intend to optimize methods for the stem cell growth and differentiation in specialized growth media, as well as methods for freezing, thawing, storing and transporting of the expanded mesenchymal stem cells, as well as the differentiated neuronal cells;

•	To verify the robustness and the reproducibility of the process;

•	To further repeat the process using bone marrow from Parkinson’s patients;

•	To conduct large efficacy studies in animal models of PD (such as mice and rats) in order to further evaluate the engraftment, survival and efficacy of our astrocyte-like cell in these models;

•	To conduct safety and efficacy studies in primates-monkeys;

•	To conduct a full tumorgenicity study in animals;

•	To generate process SOPs, protocols and reports for the file submission;

•	To finalize analytical methodology and product specifications to be used as release criteria of the final cell product for clinical trials in humans;

•	To set up a quality control system for the processing of our cells; and

•	To write up clinical protocols for phase I & II clinical studies.

All of these activities will be coordinated with a view towards the execution of clinical trials of the astrocyte-like differentiated cell implants in humans. We intend to crystallize our development plans with the assistance of our scientific advisory board members and external regulatory consultants who are experts in the FDA cell therapy regulation guidelines.

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

Cash Requirements

At December 31, 2006, we had $134,015 in total current assets and $2,497,344 in total current liabilities and on March 16, 2007, we had approximately $18,000 in cash. We will need to raise additional funds through public or private debt or equity financings within the next month to meet our anticipated expenses so that we can execute our business plan. Although we have been seeking such additional financings, no commitments to provide additional funds have been made by management, other shareholders or third parties. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds in a timely manner, we will be unable to execute our business plan and we may be forced to cease our operations.

In order to execute our plan of operation for the coming year we will need to raise at least $4 million.

In the past, we have received loans from various investors. In connection with such loans, we have issued convertible notes. As of March 16, 2007, we owed certain investors $739,000 in overdue payments under certain convertible notes. We are currently in discussions with such investors to obtain a deferral of these payments until we raise additional capital.

Under the Amended Research and License Agreement, we are obligated to pay Ramot $95,000 on a quarterly basis through April 2007, and, if certain research milestones are met, for an additional three-year period. If we fail to comply with these obligations to Ramot, Ramot may have the right to terminate the license. As of December 31, 2006, the Company owed Ramot $367,365 in (i) overdue payments under the Amended Research and License Agreement and (ii) patent fees. We are negotiating with Ramot to obtain a deferral of these payments until we raise additional capital. If we are unable to reach an agreement with Ramot and Ramot elects to terminate our license, we would need to change our business strategy entirely or would be forced to cease our operations.

Our other material cash needs for the next 12 months will include, among others, employee salaries and benefits, facility lease, capital equipment expenses, legal and audit fees, patent prosecution fees, consulting fees, payments for outsourcing of certain animal experiments and, possibly, upfront payments for in-licensing opportunities and payment for clinical trials in Europe.

Research and Development

Our research and development efforts have focused on improving growth conditions and developing tools to evaluate the differentiation of bone marrow stem cells into neural-like cells, suitable for transplantation as a restorative therapy for neurodegenerative diseases. Some highlights achieved in this research include:

•	Improving the bone marrow stem cells expansion prior to differentiation;

•	Evaluation of methodologies for cryo-preservation of the expanded bone marrow cells prior to differentiation;

•	Characterization of the propagated mesenchymal stem according to established CD-markers;

•	Determination of timing and growth conditions for the differentiation process;

•	Development of molecular tools and cell surface markers to evaluate cell differentiation;

•	Demonstrating that the bone marrow derived differentiated cells do produce and secrete several neuron-specific markers;

•	Transplantation of the bone marrow derived neural-like cells in the striatum of model animals resulting in long-term engraftment; and

•	Parkinson’s model animals transplanted with the bone marrow derived neural-like cells show significant improvement in their rotational behavior.

For the twelve months ending December 31, 2007, we estimate that our research and development costs will be approximately $3,000,000, excluding compensation expenses related to options and warrants. We intend to spend our research and development costs on the development of our core NurOwn™ technology by developing the cell differentiation process according to FDA and EMEA guidelines and to conduct the primate clinical trials in Spain. We intend to continue to fund our collaborators at the university lab and in parallel, we have constructed and set up a facility, which includes laboratories for continued development of our proprietary processes. We also intend to fund and finance collaborations with medical centers and strategic partners for future clinical trials.

General and Administrative Expenses

If we can successfully complete our financings, for the twelve months ending December 31, 2007, we estimate that our general and administrative expenses will be approximately $3,000,000 excluding compensation expenses related to options and warrants. These expenses will include, among others, salaries, legal and audit expenses, business development, investor and public relations and office maintenance.

We do not expect to generate any revenues in the 12-month period ending December 31, 2007.

In management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to reach clinical trials for our NurOwn™ dopamine or astrocyte-like producing cell differentiation process as planned within one to two years:

•	Raise equity or debt financing or a combination of equity and debt financing of at least $13,000,000;

•	Complete preclinical studies in rodents to confirm safety and efficacy;

•	Complete preclinical studies to confirm safety in monkeys;

•	Conduct full safety study of the final cell product for PD; and

•	Write up clinical protocols for Phase I & II clinical studies.

Purchase or Sale of Equipment

Our subsidiary leases a facility in Petach Tikva, Israel, which includes approximately 600 square meters of laboratory and office space. In May 2005, we completed leasehold improvements of the facility for which we paid the contractor approximately $368,000 and issued to the contractor fully vested options to purchase 30,000 shares of our common stock at an exercise price of $0.75 per share. The lessor has reimbursed us $82,000 in connection with these improvements. We relocated to the new facility in May 2005. As of December 31, 2006, we had purchased laboratory equipment and furniture for a total sum of approximately $190,000 and assuming we complete additional financings, we intend to purchase certain additional laboratory equipment at an estimated cost of $100,000.

Employees

We currently have ten scientific and administrative employees. Assuming we consummate our intended financings, we expect to increase our staff significantly in the near future.

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

AS OF DECEMBER 31, 2006

IN U.S. DOLLARS

INDEX

Page

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Statements of Changes in Stockholders' Equity (Deficiency)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders of

BRAINSTORM CELL THERAPEUTICS INC.
(A development stage company)

We have audited the accompanying consolidated balance sheet of Brainstorm Cell Therapeutics Inc. ("the Company") (a development stage company) and its subsidiary as of December 31, 2006, and the related consolidated statements of operations, statements of changes in stockholders' equity (deficiency) and the consolidated statements of cash flows for the nine months ended December 31, 2006, for the year ended March 31, 2006 and for the period from September 22, 2000 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from September 22, 2000 (inception) through March 31, 2004, were audited by other auditors whose report dated May 26, 2004 expressed an unqualified opinion on those statements. The consolidated financial statements for the period from September 22, 2000 (inception) through March 31, 2004 included a net loss of $ 162,687. Our opinion on the consolidated statements of operations, changes in stockholders' equity and cash flows for the period from September 22, 2000 (inception) through December 31, 2006, insofar as it relates to amounts for prior periods through March 31, 2004, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of and December 31, 2006, and the consolidated results of their operations and cash flows for the nine months ended December 31, 2006, for the year ended March 31, 2006 and for the period from September 22, 2000 (inception) through December 31, 2006, in conformity with U.S generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2006, the Company adopted Financial Accounting Standard Board Statement No. 123R, "Share-Based Payment".

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1g, the Company has incurred operating losses and has a negative cash flow from operating activities and has a working capital deficiency. In addition, the Company is in breach of its research and development license agreement with Ramot. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Kost Forer Gabbay & Kasierer
Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 30, 2007	A Member of Ernst & Young Global

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED BALANCE SHEETS

In U.S. dollars (except share data)

	December 31	March 31
	2006	2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	60,430	290,219
Restricted cash	31,953	28,939
Accounts receivable and prepaid expenses (Note 5)	41,632	45,451

Total current assets	134,015	364,609

LONG-TERM INVESTMENTS:
Prepaid expenses	7,802	7,067
Severance pay fund	37,840	19,093

	45,642	26,160

PROPERTY AND EQUIPMENT, NET (Note 6)	491,045	411,454

OTHER ASSETS, NET (Notes 8, 9)	51,664	57,590

Total assets	722,366	859,813

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Trade payables	720,742	200,624
Other accounts payable and accrued expenses (Note 7)	651,076	370,445
Short-term convertible loans (Note 8)	936,526	367,292
Short-term loans (Note 9)	189,000	128,559

Total current liabilities	2,497,344	1,066,920

OPTIONS AND WARRANTS (Note 8)	-	7,679,009

ACCRUED SEVERANCE PAY	40,772	24,563

Total liabilities	2,538,116	8,770,492

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' DEFICIENCY:
Stock capital: (Note 11)
Common stock of $ 0.00005 par value - Authorized: 800,000,000 and 200,000,000 shares at December 31 and March 31, 2006, respectively; Issued and outstanding: 24,201,812 and 22,854,587 shares at December 31 and March 31, 2006, respectively	1,210	1,144
Additional paid-in capital	24,426,756	15,802,847
Deferred stock-based compensation	-	(1,395,439)
Deficit accumulated during the development stage	(26,243,716)	(22,319,231)

Total stockholders' deficiency	(1,815,750)	(7,910,679)

Total liabilities and stockholders' deficiency	722,366	859,813

The accompanying notes are an integral part of the consolidated financial statements.

March 30, 2007
Date of approval of the	David Stolick	Yoram Drucker
financial statements	Chief Financial Officer	Principal Executive Officer

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

In U.S. dollars (except share data)

	Nine months ended December 31,		Year ended March 31,	Period from September 22, 2000 (inception date) through December 31,
	2006	2005	2006	2006
		Unaudited
Operating costs and expenses:
Research and development	872,939	770,766	970,891	2,629,128
Research and development expenses (income) related to stocks, warrants and options granted to employees and service providers	(131,016)	71,827	(123,944)	15,258,397
General and administrative	809,063	710,183	817,366	1,883,227
General and administrative related to stocks, warrants and options granted to employees and service providers	1,330,574	1,016,691	1,636,692	5,008,594

Total operating costs and expenses	2,881,560	2,569,467	3,301,005	24,779,346

Financial income (expenses), net	(1,025,709)	(2,223)	14,689	(907,437)

	(3,907,269)	(2,571,690)	(3,286,316)	(25,686,783)
Taxes on income (Note 12)	17,216	22,854	30,433	53,118

Loss from continuing operations	(3,924,485)	(2,594,544)	(3,316,749)	(25,739,901)
Net loss from discontinued operations	-	-	-	(163,971)

Net loss	(3,924,485)	(2,594,544)	(3,316,749)	(25,903,872)

Basic and diluted net loss per stock from continuing operations	(0.17)	(0.119)	(0.15)

Weighted average number of stocks outstanding used in computing basic and diluted net loss per stock	23,717,360	21,797,624	22,011,370

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

In U.S. dollars (except share data)

					Deficit accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of September 22, 2000 (date of inception)	-	-	-	-	-	-

Stock issued on September 22, 2000 for cash at $ 0.00188 per stock	8,500,000	850	15,150	-	-	16,000
Stock issued on March 31, 2001 for cash at $ 0.0375 per stock	1,600,000	160	59,840	-	-	60,000
Contribution of capital	-	-	7,500	-	-	7,500
Net loss	-	-	-	-	(17,026)	(17,026)

Balance as of March 31, 2001	10,100,000	1,010	82,490	-	(17,026)	66,474

Contribution of capital	-	-	11,250	-	-	11,250
Net loss	-	-	-	-	(25,560)	(25,560)

Balance as of March 31, 2002	10,100,000	1,010	93,740	-	(42,586)	52,164

Contribution of capital	-	-	15,000	-	-	15,000
Net loss	-	-	-	-	(46,806)	(46,806)

Balance as of March 31, 2003	10,100,000	1,010	108,740	-	(89,392)	20,358

2-for-1 stock split	10,100,000	-	-	-	-	-
Stock issued on August 31, 2003 to purchase mineral option at $ 0.065 per stock	100,000	5	6,495	-	-	6,500
Cancellation of stocks granted to Company's President	(10,062,000)	(503)	503	-	-	-
Contribution of capital	-	-	15,000	-	-	15,000
Net loss	-	-	-	-	(73,295)	(73,295)

Balance as of March 31, 2004	10,238,000	512	130,738	-	(162,687)	(31,437)

Stock issued on June 24, 2004 for private placement at $ 0.01 per stock, net of $ 25,000 issuance expenses (Note 11c(1)(a))	8,510,000	426	59,749	-	-	60,175
Contribution capital (Note 11b)	-	-	7,500	-	-	7,500
Stock issued in 2004 for private placement at $ 0.75 per unit (Note 11c(1)(a))	1,894,808	95	1,418,042	-	-	1,418,137
Cancellation of stocks granted to service providers	(1,800,000)	(90)	90	-	-	-
Deferred stock-based compensation related to options granted to employees	-	-	5,978,759	(5,978,759)	-	-
Amortization of deferred stock-based compensation related to stocks and options granted to employees (Note 11c(2))	-	-	-	584,024	-	584,024
Compensation related to stocks and options granted to service providers (Note 11c(3)(c))	2,025,000	101	17,505,747	-	-	17,505,848
Net loss	-	-	-	-	(18,839,795)	(18,839,795)

Balance as of March 31, 2005	20,867,808	1,044	25,100,625	(5,394,735)	(19,002,482)	704,452

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

In U.S. dollars (except share data)

					Deficit
					accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of March 31, 2005	20,867,808	1,044	25,100,625	(5,394,735)	(19,002,482)	704,452

Stock issued on May 12, 2005 for private placement at $ 0.8 per stock (Note 11c(1)(d))	186,875	9	149,491	-	-	149,500
Stock issued on July 27, 2005 for private placement at $ 0.6 per stock (Note 11c(1)(e))	165,000	8	98,992	-	-	99,000
Stock issued on September 30, 2005 for private placement at $0.8 per share(Note 11c(1)(f))	312,500	16	224,984	-	-	225,000
Stock issued on December 07, 2005 for private placement at $0.8 per share (Note 11c(1)(f))	187,500	10	134,990	-	-	135,000
Forfeiture of options granted to employees	-	-	(3,363,296)	3,363,296	-	-
Deferred stock-based compensation related to stocks and options granted to directors and employees	200,000	10	486,490	(486,500)	-	-
Amortization of deferred stock-based compensation related to options and stocks granted to employees and directors (Note 11c(2))	-	-	51,047	1,122,500	-	1,173,547
Stock-based compensation related to options and stocks granted to service providers (Note 11c(3)(c))	934,904	47	662,069	-	-	662,116
Reclassification due to application of EITF 00-19 (Note 8b)			(7,906,289)			(7,906,289)
Beneficial conversion feature related to a convertible bridge loan (Note 8a)	-	-	163,744	-	-	163,744
Net loss	-	-	-	-	(3,316,749)	(3,316,749)

Balance as of March 31, 2006	22,854,587	1,144	15,802,847	(1,395,439)	(22,319,231)	(7,910,679)

Elimination of deferred stock compensation due to implementation of FAS 123(R)	-	-	(1,395,439)	1,395,439	-	-
Stock-based compensation related to stocks and options granted to directors and employees	200,000	10	1,167,737	-	-	1,167,747
Reclassification due to application of EITF 00-19 (Note 8f)	-	-	7,190,829	-	-	7,190,829
Stock-based compensation related to options and stocks granted to service providers (Note 11c)	1,147,225	56	453,698	-	-	453,754
Warrants issued to convertible note holder (Note 8e)	-	-	11,253	-	-	11,253
Warrants issued to loan holder (Note 9)	-	-	109,620	-	-	109,620
Beneficial conversion feature related to convertible bridge loans (Note 8)	-	-	1,086,211	-	-	1,086,211
Net loss	-	-	-	-	(3,924,485)	(3,924,485)

Balance as of December 31, 2006	24,201,812	1,210	24,426,756	-	(26,243,716)	(1,815,750)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. dollars

	Nine months ended December 31,		Year ended March 31,	Period from September 22, 2000 (inception date) through December 31,
	2006	2005	2006	2006
		Unaudited
Cash flows from operating activities:
Net loss	(3,924,485)	(2,594,544)	(3,316,749)	(26,243,716)
Less - loss for the period from discontinued operations		-	-	163,971
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	147,732	39,486	57,408	205,385
Accrued severance pay, net	(2,538)	-	5,470	2,932
Accrued interest on loans	65,901	-	13,210	79,111
Amortization of discount on short-term loans	799,985	-	50,765	850,750
Change in fair value of options and warrants	(488,180)	-	(306,660)	(794,840)
Expenses related to stocks and options granted to service providers	574,627	256,040	631,216	18,687,491
Amortization of deferred stock-based compensation related to options granted to employees	1,167,747	832,476	1,173,547	2,925,318
Decrease (increase) in accounts receivable and prepaid expenses	3,819	61,730	37,525	(41,478)
Increase in trade payables	520,118	170,286	162,774	720,742
Increase in other accounts payable and accrued expenses	280,631	389,399	239,213	645,926
Erosion of restricted cash		1,805	-

Net cash used in continuing operating activities	(854,643)	(843,322)	(1,252,281)	(2,798,408)
Net cash used in discontinued operating activities		-	-	(22,766)

Total net cash used in operating activities	(854,643)	(843,322)	(1,252,281)	(2,821,174)

Cash flows from investing activities:
Purchase of property and equipment	(141,397)	(202,382)	(209,647)	(579,604)
Restricted cash	(3,014)	-	2,195	(31,953)
Investment in lease deposit	(735)	(2,572)	(2,477)	(7,802)

Net cash used in continuing investing activities	(145,146)	(204,954)	(209,929)	(619,359)
Net cash used in discontinued investing activities		-	-	(16,000)

Total net cash used in investing activities	(145,146)	(204,954)	(209,929)	(635,359)

Cash flows from financing activities:
Proceeds from issuance of Common stock and warrants, net	-	608,500	608,500	2,086,812
Proceeds from loans, notes and issuance of warrants, notes and issuance of warrants, net	770,000	-	617,410	1,387,410

Net cash provided by continuing financing activities	770,000	608,500	1,225,910	3,474,222
Net cash provided by discontinued financing activities		-	-	42,741

Total net cash provided by financing activities	770,000	608,500	1,225,910	3,516,963

Increase (decrease) in cash and cash equivalents	(229,789)	(439,776)	(236,300)	60,430
Cash and cash equivalents at the beginning of the period	290,219	526,519	526,519	-

Cash and cash equivalents at end of the period	60,430	86,743	290,219	60,430

Non-cash financing activities:
Non-cash financing activities from continued operations:	-	26,400	30,900

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

b.
On May 21, 2004, the former major stockholders of the Company entered into a purchase agreement with a group of private investors, who purchased from the former major stockholders 6,880,000 shares of the then issued and outstanding 10,238,000 shares of the Company's Common stock.

c.
On July 8, 2004, the Company entered into a licensing agreement with Ramot of Tel Aviv University Ltd. ("Ramot"), an Israeli corporation, to acquire certain stem cell technology (see Note 3). Subsequent to this agreement, the Company decided to focus on the development of novel cell therapies for neurodegenerative diseases, particularly, Parkinson's disease, based on the acquired technology and research to be conducted and funded by the Company.

Following the licensing agreement dated July 8, 2004, the management of the Company has decided to abandon all old activities related to the sale of the digital data recorder product. The discontinuation of this activity was accounted for under the provision of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

d.
On November 22, 2004, the Company changed its name from Golden Hand Resources Inc. to Brainstorm Cell Therapeutics Inc. to better reflect its new line of business in the development of novel cell therapies for neurodegenerative diseases.

e.	On October 25, 2004, the Company formed a wholly-owned subsidiary in Israel, Brainstorm Cell Therapeutics Ltd. ("BCT")..

f.	On December 21, 2006, the Company changed its state of incorporation from Washington to Delaware.

g.
As of December 31, 2006, the Company had accumulated a deficit of $ 26,243,716, working capital deficiency of $ 2,363,329, incurred net loss of $ 3,924,485 and negative cash flows from operating activities in the amount of $ 854,643 for the nine months ended December 31, 2006. In addition, the Company has not yet generated any revenues.

The Company depends on Ramot to conduct its research and development activities. As discussed in Note 3, the Company has not registered for trade the shares underlying Ramot’s warrants and has an obligation to pay Ramot an amount of $ 367,365. As a result, the Company is in breach of the agreement with Ramot and Ramot may terminate the research and license agreement.

These conditions raise substantial doubt as to the Company's ability to continue to operate as a going concern.

The Company's ability to continue to operate as a going concern is dependent upon additional financial support and upon successful negotiations with Ramot.

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

The Company intends to raise additional capital to fund its operations. In the event the Company is unable to successfully raise capital and generate revenues, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated and might not be able to pay its liabilities on their scheduled maturity dates.

Accordingly, the Company will likely reduce general and administrative expenses and cease or delay the development project until it is able to obtain sufficient financing. There can be no assurance that sufficient revenues will be generated and that additional funds will be available on terms acceptable to the Company, or at all.

h.
On September 17, 2006, the Board of Directors of the Company determined to change the Company's fiscal year-end from March 31 to December 31. The report is covering the transition period beginning April 1, 2006 and ending December 31, 2006

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

f.	Property and equipment:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets.

The annual depreciation rates are as follows:

%

Office furniture and equipment	7
Computer software and electronic equipment	33
Laboratory equipment	15
Leasehold improvements	Over the shorter of the lease term (including the option) or useful life

g.	Impairment of long-lived assets:

The Company and its subsidiary long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During 2005 and 2006, no impairment losses were identified.

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

Severance expenses for the nine months ended December 31, 2006 and 2005 and for the year ended March 31, 2006 were $ 16,855, $ 17,917 (unaudited) and $ 18,692, respectively.

j.	Accounting for stock-based compensation:

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options under the Company's stock plans based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for equity-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, equity-based compensation expense was recognized in the Company's results of operations when the exercise price of the Company's stock options granted to employees and directors was lower than the fair market value of the underlying stock on the date of grant.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars (except share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company's fiscal year 2006. Under that transition method, compensation cost recognized in the nine months period ended December 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As required by the modified prospective method results for prior periods have not been restated.

The Company recognized compensation expenses for the value of these awards, which has graded vesting, based on the accelerated attribution method over the requisite service period of each of the award, net of estimated forfeiters.

As a result of adopting SFAS 123(R) on April 1, 2006, the Company's net loss for the nine months ended December 31, 2006, is $ 192,322 lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the nine months period ended December 31, 2006, is $ 0.16 lower than if it had continued to account for share-based compensation under APB 25.

The Company estimates the fair value of restricted shares based on its market price on the shares grant date and estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the period, equal to the expected option term. The expected option term was calculated for options granted to employees and directors in accordance with SAB-107, using the "simplified" method and was based on its contractual term for grants to non-employees. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars (except share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The following table illustrates the effect on net loss and net loss per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:
	Nine months ended December 31,	Year ended March 31,
	2005	2006
	Unaudited

Net loss as reported	(2,594,544)	(3,316,749)
Deduct: stock based employee compensation intrinsic value	(832,476)	(1,122,500)
Add: stock-based compensation expense determined under fair value method	956,542	1,330,447

Pro forma net loss	(2,718,610)	(3,524,696)

Basic and diluted net loss per share, as reported	(0.119)	(0.15)

Basic and diluted net loss per share, pro forma	(0.125)	(0.16)

For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing formula and amortized to expense over the options vesting period. The assumptions used in the calculation are as follows:

	Nine months ended December 31,	Year ended March 31,
Employee stock options	2005	2006
	Unaudited

Expected volatility	112%	110%
Risk-free interest	4.46%	4.46%
Dividend yield	0%	0%
Expected life of up to (years)	5	7.53

l.	Basic and diluted net loss per stock:

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per stock for the nine months ended December 31, 2006 and 2005, and for the year ended March 31, 2006, since all such securities have an anti-dilutive effect.

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FAS 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt the provisions of the Interpretation effective January 1, 2007. The Company has not yet completed its assessment of the affect of adoption of the Interpretation on the Company’s financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars (except share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In February 2007 the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159") SFAS No. 159 permits entities to choose to measure many financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a common definition for "fair value" to be applied to generally accepted accounting principles in the United States. It provides guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on the Company’s financial statements.

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

On March 30, 2006, the Company entered into Amended Research and License Agreement with Ramot, for the purpose of amending and restating the original agreement. According to the agreement, the initial period was amended to an initial research period of three years. The Amended Research and License Agreement also extends the additional two-year research period in the Original Agreement to an additional three-year research period if certain research milestones are met. The Amended Research and License Agreement retroactively amends the consideration to $ 380,000 per year, instead of $ 570,000 per year. As a consequence, an amount of $ 300 thousand was charged to the statement of operations as research and development expenses in the year ended in March 31, 2006. In addition, the Amended Research and License Agreement reduces royalties that the Company may have to pay Ramot, in certain cases ,from 5% to 3% of net sales and also reduces the sublicenses receipt from 30% to 20%-25% of sublicense receipts.

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

The fair value of the warrants was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.9%, dividend yield of 0%, volatility of 109% and an expected life of 5 years.

According to the Amended Research and License Agreement, the date by which the stocks underlying the warrant must be registered is postponed to no later than December 31, 2006. The Company has not yet registered the stocks, therefore, Ramot may terminate the Research and License Agreement.

b.	The Company's total current obligation to Ramot as of December 31, 2006, is in the amount of $ 367,365. The Company is negotiating with Ramot to postpone the payment.

NOTE 4:-	CONSULTING AGREEMENTS

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

The fair value of the warrants was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.9%, dividend yield of 0%, volatility of 109% and an expected life of 5 years.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars (except share data)

NOTE 4:-	CONSULTING AGREEMENTS (Cont.)

According to the Amended Research and License Agreement, (see Note 3) the date by which the stocks underlying the warrant must be registered, is postponed to no later than December 31, 2006. The company has not yet registered the stocks.

b.	As of December 31, 2006, the Company has a total obligation of $ 48,000 for services rendered in respect of the Consultants.

NOTE 5:-	ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,	March 31,
	2006	2006

Government authorities	15,832	15,411
Prepaid expenses	25,800	30,040

	41,632	45,451

NOTE 6:-	PROPERTY AND EQUIPMENT

	December 31,	March 31,
	2006	2006
Cost:
Office furniture and equipment	5,309	5,309
Computer software and electronic equipment	49,641	34,876
Laboratory equipment	184,494	65,341
Leasehold improvements	371,059	363,581

	610,503	469,107
Accumulated depreciation:
Office furniture and equipment	579	301
Computer software and electronic equipment	20,438	9,892
Laboratory equipment	26,072	8,253
Leasehold improvements	72,369	39,207

	119,458	57,653

Depreciated cost	491,045	411,454

Depreciation expenses for the nine months ended December 31, 2006 and 2005 and for the year ended March 31, 2006 were $ 61,806, $ 40,684 (unaudited) and $ 57,408, respectively.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars (except share data)

NOTE 7:-	OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,	March 31,
	2006	2006

Employees and payroll accruals	153,005	121,911
Accrued expenses	498,071	248,534

	651,076	370,445

NOTE 8:-	SHORT-TERM CONVERTIBLE LOANS

a.
On February 7, 2006, the Company issued a $ 500,000 Convertible Promissory Note to a third party. Interest on the note will accrue at the rate of 10% per Annum and will be due and payable in full on February 7, 2007 (the "Maturity Date"). The note will become immediately due and payable upon the occurrence of certain Events of Default, as defined in the note. The third party has the right at any time prior to the close of business on the Maturity Date to convert all or part of the outstanding principal and interest amount of the note into stocks of the Company's Common stock (the "Common Stock"). The Conversion Price, as defined in the note, will be 75% (50% upon the occurrence of an Event of Default) of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert. The Conversion Price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

The Company agreed to pay finder's fee of 10% of the loan. The finder fee totaling $ 50,000 were charged to deferred charges and are amortized as financial expenses over the note period (12 months).

The Company has not paid the loan at the Maturity Date (which is considered an Event of Default) and is negotiating with the lender to postpone the maturity date.

The conversion feature, in the amount of $ 500,000, embedded in the note was calculated based on a conversion rate of 50%, as defined upon the occurrence of an Event of Default. The amount was recorded as discount on the note against additional paid-in capital and is amortized to financial expenses over a 12 month period.

The balance as of December 31, 2006 is comprised as follows:

Note	500,000
Discount	(50,685)
Accrued interest	44,816

494,131

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars (except share data)

NOTE 8:-	SHORT-TERM CONVERTIBLE LOANS (Cont.)

b.
On June 5, 2006, the Company issued a $ 500,000 Convertible Promissory Note to a third party under the same terms as the convertible note dated February 7, 2006. The note will be due and payable in full on June 5, 2007.

The Company agreed to pay finder's fee of 10% of the note. The finder fee totaling $ 50,000 were charged to deferred charges and is amortized as financial expenses over the note period (12 months).

The conversion feature, in the amount of $ 500,000, embedded in the note was calculated based on a conversion rate of 50%, as defined upon the occurrence of an Event of Default. The amount was recorded as discount on the note against additional paid-in capital and is amortized to financial expenses over the note period.

The balance as of December 31, 2006 is comprised as follows:

Note	500,000
Discount	(213,699)
Accrued interest	28,630

314,931
c.
On September 14, 2006, the Company issued a $ 100,000 Convertible Promissory Note ("the note") to a third party under the same terms as the convertible loan dated February 7, 2006. (See also Note 8a above). The note will be due and payable in full on September 14, 2007

The Company agreed to pay finder's fee of 10% of the loan. The finder fee totaling $ 10,000 were charged to deferred charges and are amortized as financial expenses over the note period (12 months).

The conversion feature, in the amount of $ 100,000, embedded in the note was calculated based on a conversion rate of 50%, as defined upon the occurrence of an Event of Default.

The balance as of December 31, 2006 is comprised as follows:

Note	100,000
Discount	(70,411)
Accrued interest	2,959

32,548

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars (except share data)

NOTE 8:-	SHORT-TERM CONVERTIBLE LOANS (Cont.)

d.
On November 14, 2006, the Company issued a $ 50,000 Convertible Promissory Note to a shareholder. Interest on the note will accrue at the rate of 12% per Annum and will be due and payable in full on February 12, 2007 (the "Maturity Date"). The note will become immediately due and payable upon the occurrence of certain Events of Default, as defined in the note. The third party has the right at any time prior to the close of business on the Maturity Date to convert all or part of the outstanding principal and interest amount of the note into stocks of the Company's Common stock (the "Common Stock"). The Conversion Price, as defined in the note, will be 75% of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert. The Conversion Price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

The Company has not paid the loan on the maturity date. On March 13, 2007 the Company and the creditor agreed that the payment of the $ 50,000 convertible promissory will be deferred until April 15, 2007.

The conversion feature, in the amount of $ 50,000, embedded in the note amounted to $ 16,667.

The balance as of December 31, 2006 is comprised as follows:

Note	50,000
Discount	(14,521)
Accrued interest	773

36,252

e.
On December 12, 2006, the Company issued a $ 200,000 Convertible Promissory Note to a third party. Interest on the note will accrue at the rate of 8% per Annum and will be due and payable in full on December 31, 2007. The note will become immediately due and payable upon the occurrence of certain Events of Default, as defined in the note. The third party has the right at any time prior to the close of business on the Maturity Date to convert all or part of the outstanding principal and interest amount of the note into stocks of the Company's Common stock (the "Common Stock"). The Conversion Price, as defined in the note, will be 75% (60% upon the occurrence of an Event of Default) of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert. The Conversion Price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

In addition, the Company granted to the third party warrants to purchase 200,000 of the Company's Common stock at an exercise price of $ 0.45 per stock. The warrants are fully vested and are exercisable at any time after December, 2006 until the second anniversary of the issue date. The fair value of the warrants amounts to $ 23,000.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars (except share data)

NOTE 8:-	SHORT-TERM CONVERTIBLE LOANS (Cont.)

The Company agreed to pay finder's fee of 10% of the loan. The finder fee totaling $ 20,000 were charged to deferred charges and are amortized as financial expenses over the note period.

In accordance with APB 14, the Company allocated the proceeds of convertible note issued with detachable warrants granted based on the relative fair values of the two securities at time of issuance. As a result the Company recorded in its statement of changes in shareholders' equity an amount of $ 11,253 in respect to the warrants and the convertible note was recorded in the amount of $ 187,497.

The conversion feature, in the amount of $ 133,333, embedded in the note was calculated based on a conversion rate of 60%, as defined upon the occurrence of an Event of Default. The amount was recorded as discount on the note against additional paid-in capital and is amortized to financial expenses over the note period.

The balance as of December 31, 2006 is comprised as follows:

Note	187,497
Discount	(129,315)
Accrued interest	482

58,664

f.
According to EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and potentially settled in a Company's Own Stock" (EITF 00-19), in order to classify warrants and options (other than employee stock options) as equity and not as liabilities, the Company must have sufficient authorized and unissued shares of common stock to provide for settlement of those instruments that may require share settlement. Under the original terms of the note issued on February 7, 2006, the Company might be required to issue an unlimited number of shares to satisfy the note's contractual requirements. As such, the Company's warrants and options (other than employee stock options) were required to be classified as liabilities and measured at fair value with changes recognized currently in earnings, as of March 31, 2006.

Consequently, on February 7, 2006, the Company reclassified at fair value, options and warrants previously issued to consultants and investors from equity to liability. Such reclassification amounted to $ 7,906,289. Gains and losses derive from the remeasurement of the options and warrants to their fair value for the nine months ended December 31, 2006, amounting to $ 488, $ 180, was recorded as R&D, general and administrative expenses and financial expenses. On June 14, 2006, the Company signed an amendment to the note agreement, according to which the Company limited the number of stocks to be issued upon conversion of such note to an amount of 50,000,000 shares of Common stock. As a consequence, the options and warrants were reclassified into equity according to their fair value as of June 14, 2006.

All notes issued during the nine months ended December 31, 2006, include a provision that limits the maximum number of shares to be issued upon conversion.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars (except share data)

NOTE 9:-	SHORT-TERM LOAN

On February 8, 2006, the Company issued a $ 189,000 Promissory Note due June 8, 2006, with an interest of 8% to a third party (the lender). In addition, the Company granted to the third party warrants to purchase 189,000 shares of the Company's Common stock at an exercise price of $ 0.50 per stock. The warrants are fully vested and are exercisable at any time after February 8, 2006 until the third anniversary of the issue date.

The Company agreed to pay $ 22,500 for due diligence and legal fees. The fees were amortized over a four month period ended June 8, 2006.

The fair value of the warrants amounted to approximately $ 79,380. The Company estimated the fair value of the warrants using a Black and Scholes option pricing model, with the following assumptions: volatility of 119%, risk free interest rate of 4.66%, dividend yield of 0%, and an expected life of 36 months.

In accordance with EITF 00-19 (see Note 8f for further discussion), the warrants were recorded as a liability at their entire fair value and the residual amount (the difference between the amounts invested and the fair value of the warrants at the date of issuance) was allocated to the note.

As a result, an amount equal to the fair value allocated to the warrants was recorded as discount on the note, and was amortized to financial expenses over a four month period, ended June 8, 2006.

On October 3, 2006, the Company issued 630,000 warrants to purchase 630,000 of the Company's Common stock at a purchase price of $ 0.3 shares to the Lender under the Lender's agreement to extend the maturity date of the note to December 31, 2006 and to waive any and all interest or fees. The warrants are exercisable and expire after three years.

The fair value of the warrants amounted to $ 109,620. The Company estimated the fair value of the warrants using a Black and Scholes option pricing model, with the following assumptions, volatility of 101.7%, risk free interest rate of 4.5%, dividend yield of 0% and an expected life of 36 months. In accordance with FASB 15 "Accounting by Debtors and Creditors for Troubled Debt Restructuring" and in accordance with EITF 02-4 "Determining whether a Debtor's Modifications or Exchange of Debt Instruments are within the scope of FASB 15 the Company recorded the fair value of the warrants as a discount on the note with a corresponding credit to equity. The discount was amortized as financial expenses over a three-month period ended December 31, 2006.

The Company has not paid the loan on the extended maturity date. See also note 10e.

The balance as of December 31, 2006, is comprised as follows:

Loan	175,000
Accrued interest	14,000

189,000

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars (except share data)

NOTE 10:-	COMMITMENTS AND CONTINGENCIES

a.	The Company has a license to use office space and receive general office services until July 31, 2007 in consideration for $ 2,500 per month.

b.
On December 1, 2004, the Israeli subsidiary entered into a lease agreement for the lease of its facilities. The term of the lease is 36 months, with two options to extend: one for an additional 24 months (the "First Option"); and one for an additional 36 months (the "Second Option"). Rent is to be paid on a quarterly basis in the following amounts: (i) NIS 17,965 (approximately $ 4,250) per month during the first 12 months of the lease; (ii) NIS 19,527 (approximately $ 4,620) per month during the following 24 months of the lease; (iii) NIS 22,317 (approximately $ 5,280) per month during the First Option period; and (iv) NIS 23,712 (approximately $ 5,610) per month during the Second Option period.

The facilities and vehicles of the Company and its subsidiary are rented under operating leases that expire on various dates. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2006 are as follows:

Period ending December 31,	Facilities	Vehicles	Total

2007	96,860	29,037	125,897
2008	74,965	2,727	77,692
2009	74,965	-	74,965

	246,790	31,764	278,554

Total rent expenses for the nine months ended December 31, 2006 and 2005 and for the year ended March 31, 2006 were $ 56,740 $ 40,150 (unaudited) and $ 55,218, respectively.

c.	The Company's subsidiary gave a bank guarantee in the amount of $ 31,953 to secure its obligation under the facilities lease agreement.

d.
On March 20, 2006, The Company entered into a Termination Agreement and General Release with Dr. Yaffa Beck, the Company's former President and Chief Executive Officer who resigned her position as an officer and director of the Company on November 10, 2005.

Under the Termination Agreement, the Company and Dr. Beck have agreed to terminate their employment relationship effective February 9, 2006. Pursuant to the Termination Agreement, the Company paid in 10 monthly installments beginning March 1, 2006 a total of $ 47,355 to Dr. Beck. In addition, as per original terms of the grant, options previously granted to Dr. Beck to acquire 800,000 shares of the Company's Common Stock at an exercise price of $ 0.15 per share which are fully vested will be exercisable until February 9, 2010. All compensation expenses related to such vested options were previously recorded in the statement of operations. All other options previously granted to Dr. Beck were forfeited. As a consequence, in the year ended March 31, 2006 a deferred stock compensation in the amount of $3,363,296 was eliminated against additional paid in capital and compensation expenses in the amount of $103,966 were reversed.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars (except share data)

NOTE 10:-	COMMITMENTS AND CONTINGENCIES (Cont.)

Such termination agreement settles all Dr. Beck's claims against the Company. No further claims can be raised by both parties following the signing of the termination agreement.
As of December 31, 2006, there is still unpaid balance of $ 17,355 to Dr. Beck regarding this termination agreement.

e.
The Company received a claim from a lender to pay an additional 10,000 shares of the Company's Common stock for each day of delay, in respect with a short term loan (see Note 9), which the Company did not pay on this due date, December 31, 2006. The Company's management is in the opinion that such commitment does not exist in the agreement with the lender.

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

c.	Issuance of stocks, warrants and options:

1.	Private placements

a)	On June 24, 2004, the Company issued to investors 8,510,000 Common shares for total proceeds of $ 60,175 (net of $ 25,000 issuance expenses).

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

c)
On March 21, 2005, the Company entered into lock up agreements with its 29 stockholders with respect to 15,290,000 shares held by them .Under these lock-up agreements, these security holders may not transfer their stocks to anyone other than permitted transferees without the prior consent of the Company' Board of Directors, for the period of time as follows: (i) 85% of the securities shall be restricted from transfer for the twenty-four month period following July 8, 2004, and (ii) 15% of the securities shall be restricted from transfer for the twelve month period following July 8, 2004.

On March 26, 2005, the Company completed Amended lock up agreements with five out of the twenty nine stockholders mentioned above with respect to 7,810,000 shares held by them .These Lock-Up Agreements amend and restate the previous lock-up agreements.

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

2.	Share-based compensation to employees and to directors

a)	Options to employees and directors:

On November 25, 2004, the Company's stockholders approved the 2004 Global Stock Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) and on March 28, 2005, the Company's stockholders approved the 2005 U.S. Stock Option and Incentive Plan, and the reservation of 9,143,462 shares of Common stock for issuance in the aggregate under these stock option plans.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars (except share data)

NOTE 11:-	STOCK CAPITAL (Cont.)

Each option granted under the plans is exercisable until the earlier of ten years from the date of grant of the option or the expiration dates of the respective option plans. The 2004 and 2005 options plans will expire on November 25, 2014 and March 28, 2015, respectively. The exercise price of the options granted under the plans may not be less than the nominal value of the stocks into which such options are exercised. The options vest primarily over three or four years. Any options that are canceled or forfeited before expiration become available for future grants.

As of December 31, 2006, 3,751,684 options are available for future grants.

On May 27, 2005, the Company granted one of its directors an option to purchase 100,000 shares of its Common stock, at an exercise price of $ 0.75. The options are fully vested and expire after 10 years.

On February 6, 2006, the Company entered into an amendment to the Company's option agreement with Mr. David Stolick, the Company's Chief Financial Officer. The amendment changes the exercise price of the 400,000 options granted to him on March 29, 2005 to $ 0.15 per stock from $ 0.75 per stock.

On May 2, 2006, the Company granted to one of its directors an option to purchase 100,000 shares of its Common stock, at an exercise price of $ 0.15. The options are fully vested and expire after 10 years. The compensation related to the options, in the amount of $ 48,000 was recorded as general and administrative expenses.

On June 22, 2006, the Company entered into an amendment to the Company's option agreement with two of its employees. The amendment changes the exercise price of 270,000 options granted to them to $ 0.15 per stock from $ 0.75 per stock. The excess of the fair value resulting from the modification amounts to $ 2,408 is recorded as general and administration expense over the remaining vesting period of the option.

On September 17, 2006, the Company entered into an amendment to the Company's option agreement with one of its directors. The amendment changes the exercise price of 100,000 options granted to them to $ 0.15 per stock from $ 0.75 per stock.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars (except share data)

NOTE 11:-	STOCK CAPITAL (Cont.)

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	Nine months ended December 31,				Year ended
	2006		2005		March 31, 2006
	Amount of options	Weighted average exercise price	Amount of options	Weighted average exercise price	Amount of options	Weighted average exercise price
		$		$		$
Outstanding at beginning of the period	2,360,760	0.176*	3,009,452	0.249	3,009,452	0.249
Granted	490,000	0.244	380,000	0.75	380,000	0.75
forfeited	-		-		(1,028,692)	0.15
Outstanding at end of period	2,850,760	0.188	3,389,452	0.305	2,360,760	0.271
Vested and expected-to-vest options at end of period	2,068,332	0.166

*)
During 2006, the Company re-priced the exercise price for certain grants to employee and directors. The re-pricing was accounted for in accordance with SFAS 123R, by applying modification accounting. According to SFAS 123(R) modifications are treated as an exchange of the original award, resulting in additional compensation expenses based on the differences between the fair value of the new award and the original award immediately before modification. Applying modification accounting, resulted in additional compensation expenses for the nine months ended December 31, 2006, that amounted to $ 19,723.

Intrinsic value of exercisable options (the difference between the Company's closing stock price on the last trading day in fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company's stock. Total intrinsic value of outstanding options and options that are vested and expected to vest options as of December 31, 2006, were $ 2,332,662 and $ 1,751,630, respectively. As of December 31, 2006, expected compensation costs were not yet recognized related to share-based compensation arrangements granted under the Company's stock option plans amounted to $ 581,032.

The fair value on grant date of options which became vested during the nine months period ended December 31, 2006 amounted to $ 214,892

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars (except share data)

NOTE 11:-	STOCK CAPITAL (Cont.)

The options outstanding as of December 31, 2006, have been separated into exercise prices, as follows:

	Options outstanding as of	Weighted average remaining	Options exercisable as of
	December 31,	contractual	December 31,
Exercise price	2006	life	2006
$		Years

0.15	2,555,760	6.69	1,997,305
0.75	105,000	8.23	46,637
0.28	10,000	9.72	719
0.4	180,000	9.48	23,671

	2,850,760		2,068,332

Some options granted to employees with exercise prices that were lower than the market price of the Company's Common stock on the date of grant. Weighted average fair values and weighted average exercise prices of options and warrants at date of grant are as follows:

	Nine months ended		Year ended
	December 31,		March 31,
	2006	2005	2006
		Unaudited

Weighted average exercise price	0.244	0.177	0.271

Weighted average fair value on date of grant	0.88	1.24	1.46

Compensation expenses recorded by the Company in respect of its stock-based employee compensation awards in accordance with APB 25 amounted to $ 1,173,547 and $ 584,024 for the years ended March 31, 2006 and 2005, respectively.

Compensation expenses recorded by the Company in respect to its stock based employee compensation award in accordance with SFAS-123(R) for the nine months ended December 31, 2006, amounted to $ 745,174.

b)	Restricted shares to directors:

On May 27, 2005, the Company issued to two of its directors 200,000 restricted stocks (100,000 each). The restricted stocks are subject to the Company's right to repurchase them at a purchase price of par value ($ 0.00005). The restrictions of the stocks shall lapse in three annual and equal portions commencing the grant date.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars (except share data)

NOTE 11:-	STOCK CAPITAL (Cont.)

On May 2, 2006, the Company issued to two of its directors 200,000 restricted shares (100,000 each). The restricted shares are subject to the Company's right to repurchase them at a purchase price of par value ($ 0.00005). The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date. The compensation related to the stocks issued amounted to $ 104,000 which will be amortized over the vesting period as general and administrative expenses.

3.	Stocks and warrants to service providers:

The Company accounts for stock option and warrant grants issued to non-employee using the guidance of SFAS No. 123(R), "Accounting for Stock-Based Compensation" and EITTF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," whereby the fair value of such option and warrant grants is determined using the Black-Scholes options pricing model at the earlier of the date at which the non-employee's performance is completed or a performance commitment is reached.

a)	Warrants:

Issuance date	Number of warrants	Exercise price			Warrants exercisable	Exercisable through

November 2004	12,800,845		$0.01		12,800,845	November 2010
December 2004	1,800,000		$0.00005		1,800,000	December 2014
	14,600,845				14,600,845

February 2005, see Note 11c(1)	1,894,808		$2.5		1,894,808	February 2008
May 2005	47,500		$1.62		47,500	May 2010
June 2005	30,000		$0.75		30,000	June 2010
August 2005	70,000		$0.15		70,000	August 2008
September 2005	3,000		$0.15		3,000	September 2008
September 2005	36,000		$0.75		15,978	September 2010
September - December 2005	500,000		$1		500,000	September - December 2008
December 2005	20,000		$0.15		20,000	December 2008
December 2005	457,163		$0.15	(*)	156,980	July 2010
	17,659,316				17,339,111

February 2006	230,000		$0.65		-	February 2008
February 2006	40,000		$1.5		40,000	February 2011
February 2006	8,000		$0.15		-	February 2011
February 2006	189,000		$0. 5		189,000	February 2009
May 2006	50,000		$0.0005		50,000	May 2016
May -December 2006	48,000		$0.35		48,000	May - December 2011
May -December 2006	48,000		$0.75		48,000	May - December 2011
May 2006	200,000		$1		200,000	May 2011
June 2006	24,000		$0.15		24,000	June 2011
May 2006	19,355		$0.15		19,355	May 2011
October 2006	630,000	$$	0.3		630,000	October 2009
December 2006	200,000	$$	0.45		200,000	December 2008

	19,345,671				18,787,466

(*)	On May 2, 2006, the Company's board of directors approved to reprice the exercise price of 457,163 options granted to certain service providers from $ 0.7 to $ 0.15 per option.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars (except share data)

NOTE 11:-	STOCK CAPITAL (Cont.)
The fair value of warrants which became vested during the nine months period ended December 31, 2006 amounted to $ 146,534.

During the period from September 27, 2000 (inception) through December 31, 2006, no warrants, granted to service providers, were exercised or forfeited.

The fair value for the warrants to service providers was estimated on the date of grant using Black-Scholes option pricing model, with the following weighted-average assumptions for the nine months ended December 31, 2006 and for the year ended March 31, 2006; weighted average volatility of 108% and 115% respectively, risk-free interest rates of 4.8% and 4.6% respectively dividend yields of 0% and a weighted average life of the options of 6 and 4 years, respectively.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars (except share data)

NOTE 11:-	STOCK CAPITAL (Cont.)

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

On April 13, 2006, the Company issued to service providers 60,000 shares at a purchase price of $ 0.00005 par value under the U.S Stock Option and Incentive Plan of the Company. Related compensation in the amount of $ 25,800 was recorded as general and administrative expenses.

On May 9, 2006, the Company issued to its legal advisor 65,374 shares of the Company's Common stock in lieu of legal services. Related compensation in the amount of $ 33,341 was recorded as general and administrative expenses.

On June 7, 2006, the Company issued 50,000 Common shares for filing services for 12 months. Related compensation in the amount of $ 24,500 was recorded as general and administrative expenses.

On May 5, 2006, the Company issued 200,000 shares to finance consultant for his services. Related compensation in the amount of $ 102,000 was recorded as general and administrative expenses.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars (except share data)

NOTE 11:-	STOCK CAPITAL (Cont.)

On August 14, 2006, the Company issued 200,000 shares to a service provider. Related compensation in the amount of $ 68,000 was recorded as general and administrative expenses.

On August 17, 2006, the Company issued 100,000 shares to a service provider. Related compensation in the amount of $ 35,000 was recorded as general and administrative expenses.

On September 17, 2006, the Company issued to its legal advisor 231,851 shares of the Company's Common stock. The stocks are in lieu of $ 62,600 payable to the legal advisor.

During April 1 and September 30, 2006, the Company issued to its business development advisor, based on the agreement, 240,000 shares of the Company's Common stock. Related compensation in the amount of $ 74,400 was recorded as general and administrative expenses.

A summary of the Company's stocks award activity related to stocks issued to service providers, and related information is as follows:

	Nine months ended December 31,				Year ended
	2006		2005		March 31, 2006
	Amount of shares	Weighted average issue price	Amount of shares	Weighted average issue price	Amount of shares	Weighted average issue price
		$		$		$

Outstanding at beginning of the period	1,159,904	1.56	525,000	1.95	525,000	1.95
Issued	1,147,225	0.37	250,000	2.32	634,904	1.24

Outstanding at end of period	2,307,129	0.97	775,000	2.07	1,159,904	1.56

c)
Stock-based compensation recorded by the Company in respect of stocks and warrants granted to service providers amounted to $ 453,731 and $ 662,069 for the nine months ended December 31, 2006, and year ended March 31 2006, respectively.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars (except share data)

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,	March 31,
	2006	2006

Operating loss carryforward	1,620,053	945,229

Net deferred tax asset before valuation allowance	1,620,053	945,229
Valuation allowance	(1,620,053)	(945,229)

Net deferred tax asset	-	-

As of December 31, 2006, the Company has provided valuation allowances of $ 1,620,053 in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that since the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

c.	Available carryforward tax losses:

As of December 31, 2006, the Company has an accumulated tax loss carryforward of approximately $ 3,924,000. Carryforward tax losses in the U.S. can be carried forward and offset against taxable income in the future for a period of 20 years. Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars (except share data)

NOTE 12:-	TAXES ON INCOME (Cont.)

d.	Loss from continuing operations, before taxes on income, consists of the following:

	Nine months ended December 31,		Year ended March 31,
	2006	2005	2006
		Unaudited

United States	(3,959,144)	(2,638,907)	(3,375,824)
Israel	51,875	67,217	89,508

	(3,907,269)	(2,571,690)	(3,286,316)

e.	Taxes on income included in the statement of operations:

	Nine months ended December 31,		Year ended March 31,
	2006	2005	2006
		Unaudited
Current taxes:
United States	-	-	-
Israel	17,216	22,854	30,433

	17,216	22,854	30,433

NOTE 13:-	TRANSACTIONS WITH RELATED PARTIES

		Nine months ended December 31,		Year ended March 31,
		2006	2005	2006
			Unaudited

a.	Fees and related benefits and compensation expenses in respect of options granted to a member of the Board of Directors who is related party	77,443	44,898	139,993

b.	Finance expenses connected to convertible loan from related party (see note 8c)	2,919	-	-

c.	As for transactions with Ramot, see Note 3.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars (except share data)

NOTE 14:-	SUBSEQUENT EVENTS

a.
On January 26, 2007, the Company issued a $ 25,000 Convertible Promissory Note to a shareholder in connection with the shareholder's loan to the Company. Interest on the Note will accrue at the rate of 12% per Annum and be due and payable in full on February 28, 2007 (the "Maturity Date"). The Note will become immediately due and payable upon the occurrence of certain Events of Default, as defined in the Note. The third party has the right at any time prior to the close of business on the Maturity Date to convert all or part of the outstanding principal and interest amount of the Note into stocks of the Company's Common stock (the "Common Stock"). The Conversion Price, as defined in the Note, will be 75% of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert. The Conversion Price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

b.
On February 5, 2007, the Company issued a $ 50,000 Convertible Promissory Note to a shareholder in connection with the shareholder's loan to the Company. Interest on the Note will accrue at the rate of 8% per Annum and be due and payable in full on February 5, 2008 (the "Maturity Date"). The Note will become immediately due and payable upon the occurrence of certain Events of Default, as defined in the Note. The third party has the right at any time prior to the close of business on the Maturity Date to convert all or part of the outstanding principal and interest amount of the Note into stocks of the Company's Common stock (the "Common Stock"). The Conversion Price, as defined in the Note, will be 75% of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert. The Conversion Price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

c.
On March 5, 2007, the Company issued a $ 150,000 Convertible Promissory Note to a third party in connection with the third party loan to the Company. Interest on the Note will accrue at the rate of 8% per Annum and will be due and payable in full on March 5, 2008. The Note will become immediately due and payable upon the occurrence of certain Events of Default, as defined in the Note. The third party has the right at any time prior to the close of business on the Maturity Date to convert all or part of the outstanding principal and interest amount of the Note into stocks of the Company's Common stock (the "Common Stock"). The Conversion Price, as defined in the Note, will be 75% (60% upon the occurrence of an Event of Default) of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert. The Conversion Price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

In addition, the Company granted to the third party warrants to purchase 150,000 of the Company's Common stock at an exercise price of $ 0.45 per stock. The warrants are fully vested and are exercisable at any time after March 5 2006 until the second anniversary of the issue date.

The Company agreed to pay finder's fee of $15,000.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars (except share data)

NOTE 14:-	SUBSEQUENT EVENTS (Cont.)

d.
On March 14, 2007, the Company issued a $ 50,000 Convertible Promissory Note to a third party in connection with the third party's loan to the Company. Interest on the Note will accrue at the rate of 8% per Annum and will be due and payable in full on March 14, 2008. The third party has the right at any time prior to the close of business on the Maturity Date to convert all or part of the outstanding principal and interest amount of the Note into stocks of the Company's Common stock (the "Common Stock"). The Conversion Price, as defined in the Note, will be 75% of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert. However in no event shall the conversion price be grater than $0.35. The Conversion Price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

In addition, the Company granted to the third party warrants to purchase 50,000 of the Company's Common stock, at an exercise price of $ 0.45 per stock. The warrants are fully vested and are exercisable at any time after March 5, 2006 until the third anniversary of the issue date.

e.	On March 21, 2007, the Company reached the following resolutions:

1.	Issuance of 108,511 stocks of Common stock of the Company to its legal consultant in exchange for legal services in the amount of $ 29,435.

2.
Granting of options to purchase 15,000 stocks of Common stock of the Company, in exchange for service in the amount of NIS 20,000, to its Research advisor at an exercise price of $ 0.15. The options will vest in one annual from the day of grant and be exercisable for a period of 5 years. The options were granted in exchange for services in the amount of NIS 20,000.

3.
Granting of options to purchase 50,000 stocks of Common stock of the Company, to its Investor relation consultants at an exercise price of $ 0.15. The options are fully vested at the day of grant and be exercisable for a period of 3 years.

4.	Issuance of 80,000 shares of common stock of the company to it filing and printing suppliers in exchange for their services in amount of $14,688.

5.
Granting of options to purchase 500,000 shares of Common stock of the Company, to its Chief Technology advisor at an exercise price of $ 0.47. The options shall be vested in equal portions in 36 months from the day of grant and be exercisable for a period of 10 years.

6.
Grant of options to purchase 350,000 shares of Common stock of the Company, to its chief financial officer at an exercise price of $ 0.47. The options shall be vested in equal portions in 36 months from the grant date and be exercisable for a period of 10 years.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars (except share data)

NOTE 14:-	SUBSEQUENT EVENTS (Cont.)

7.
Grant of options to purchase 250,000 shares of Common stock of the Company, to its chief operation officer at an exercise price of $ 0.47. The options shall be vested in equal portions in 36 months from the grant date and be exercisable for a period of 10 years

8.
Grant of options to purchase 100,000 shares of Common stock of the Company to one of its directors at an exercise price of $ 0.15. The options shall be fully vested from the grant date and be exercisable for a period of 10 years.

9.	Issuance of 200,000 restricted shares to two of the Company’s directors.

10.
Granting of options to purchase 200,000 shares of Common stock of the Company, to its finance consultants at an exercise price of $ 0.47. The options are fully vested at the date of grant and be exercisable for a period of 5 years.

11.
Grant of options to purchase 170,000 shares of Common stock of the Company, to its employees at an exercise price of $ 0.47. The options shall be vested in equal portions in equal portions in 36 months from the grant date and exercisable for a period of 10 years.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Set forth below is a summary description of the principal occupation and business experience of each of the Company's directors and executive officers.

Name	Age	Position

Yoram Drucker	42	Chief Operating Officer (Principal Executive Officer)
David Stolick	41	Chief Financial Officer
Irit Arbel	47	Director
Michael Greenfield (Ben-Ari)	47	Director
Robert Shorr	53	Director

Mr. Yoram Drucker joined the Company as our Chief Operating Officer in November 2004. On November 10, 2005, Mr. Drucker also assumed responsibilities as the Company’s principal executive officer. Since 1998, Mr. Drucker has been an independent consultant regarding business development, finance, strategy, and operations. From 1997 to 1998, Mr. Drucker managed a real estate brokerage firm. From 1995 through 1996, Mr. Drucker managed his own promotion company and created and designed marketing and promotion concepts for various Israeli companies. From 1990 through 1995, Mr. Drucker served as manager of the production department of one of Israel’s largest diamond factories.

Mr. David Stolick joined the Company in February 2005. From 1995 to 2005, Mr. Stolick was Corporate Controller of M-Systems Flash Disk Pioneers Ltd., a NASDAQ listed company, which was recently purchased by SanDisk Corporation, a NASDAQ listed company. In 1994 he served as Deputy Controller of Electronics Line Ltd., an Israeli publicly traded Company, and from 1991 until 1994 he was Audit Manager at Goldstein, Sabbo, and Tebet Accountants. Mr. Stolick holds a B.A. in Economics and Accounting from Ben-Gurion University. He has been qualified as a certified accountant in Israel since 1993.

Dr. Irit Arbel joined the Company in May 2004 as a member of the Board of Directors of the Company and as our President. She served as President until she resigned in November 2004. Dr. Arbel was President and CEO of Pluristem Life Systems, Inc. from 2003 to June 2004, and was Israeli Sales Manager of Merck, Sharp & Dohme from 1998 to 2002. From 1995 to 1997, Dr. Arbel served as the head of research for Hadassa-Ein Karem Hospital in Jerusalem. Dr. Arbel specialized in the use of pharmaceuticals for neurology, ophthalmology and dermatology treatments. Dr. Arbel earned her Post Doctorate degree in 1997 in Neurobiology, after performing research in the area of Multiple Sclerosis. Dr. Arbel also holds a Chemical Engineering degree from the Technion, Israel’s Institute of Technology.

Mr. Michael Greenfield (Ben-Ari) became a member of the Board of Directors of the Company in December 2004. Mr. Greenfield (Ben-Ari) manages Evergreen Field Enterprises, his own consulting company which he formed in 1997. From 1991 to 1997, Mr. Greenfield (Ben-Ari) served as Vice President of Marketing at Bank Leumi. Mr. Greenfield holds an MBA from Tel-Aviv University and a BA from Brandeis University.

Dr. Robert Shorr became a member of the Board of Directors of the Company in March 2005. Since 2000, Dr. Shorr serves as President and CEO of Cornerstone Pharmaceuticals, a bio-technology company. Since 1998, he has also served as Director of Business Development at the State University of New York at the Stony Brook Center for Advanced Technology. From 1998 until 2002, Dr. Shorr was Vice-President of Science and Technology (CSO) of United Therapeutics, a NASDAQ listed company. From 1999, he has served as trustee at the Tissue Engineering Charities, Imperial College, London. Prior to 1998 he held management positions at Enzon Inc., a NASDAQ listed company, and AT Biochem of which he was also founder. Dr. Shorr also served on the Board of Directors of Biological Delivery Systems Inc., a NASDAQ listed company. Dr. Shorr holds both a Ph.D. and a D.I.C. from the University of London, Imperial College of Science and Technology as well as a B.Sc. from the State University of New York.

Committees of the Board

The Board of Directors has not yet created an audit committee, and therefore does not have an audit committee financial expert. Two “independent” directors (as the term is defined in Nasdaq Rule 4200(a)(15)), Mr. Michael Greenfield (Ben-Ari) and Dr. Robert Shorr, were elected to our Board in December 2004 and March 2005, respectively, and we intend to create an audit committee as well as a compensation committee consisting of such independent directors in the future. Until then, however, our Board of Directors will perform these functions.

Director Nomination Process

Each member of the Board of Directors participates in the consideration of director nominees. Due to the size of the Company, the Board of Directors does not currently have a policy regarding shareholder recommendations of director nominees. The Board of Directors does not have any specific, minimum qualifications for director nominees, but considers a variety of factors in selecting director nominees, including, but not limited to the following: integrity, education, business acumen, knowledge of the Company's business and industry, age, experience, diligence, conflicts of interest and the ability to act in the interests of all shareholders.

Family Relationships

There are no family relationships between the executive officers or directors of the Company.

Involvement in Certain Legal Proceedings

None.

Code of Ethics

On May 27, 2005, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, officers, employees, contractors, consultants and advisors.

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to Brainstorm Cell Therapeutics Inc., 110 East 59th Street, New York, NY 10022, Attn: Chief Financial Officer.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock (collectively, the “Reporting Persons”), to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe that during the 12-month period ended December 31, 2006, all Reporting Persons complied with the applicable requirements of Section 16(a) of the Exchange Act. There are no known failures to file a required Form 3, Form 4 or Form 5.

Item 10. Executive Compensation.

Summary Compensation

The following table sets forth certain summary information with respect to the compensation paid during the 12-month periods ended December 31, 2006 and March 31, 2006 earned by each of the following individuals: (i) the Chief Operating Officer and (ii) the Chief Financial Officer (together, the “Named Executive Officers”). In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

SUMMARY COMPENSATION TABLE (*)

Name and Principal Position	Year (1)		Salary ($)	Option Awards ($) (4)	All Other Compensation ($)(5)	Total ($)

Yoram Drucker, Chief Operating Officer (principal executive officer)	2006 (2 2006 (3	) )	78,688 60,462	321,504 274,304	18,981 11,025	419,173 345,791

David Stolick, Chief Financial Officer	2006 (2 2006 (3	) )	85,127 60,500	355,869 295,911	19,889 11,280	460,885 367,691

(*)Each of the Named Executive Officers is paid in New Israeli Shekel (NIS); the amounts above are the U.S. dollar equivalent. The conversion rate used was the average of the end of month’s rate between the U.S. dollar and the New Israeli Shekels (NIS) as published by the Bank of Israel, the central bank of Israel.

(1) On September 17, 2006, the Company changed its fiscal year end from March 31 to December 31. The table above shows compensation for the 12-month period ended December 31, 2006 and for the 12-month period ended March 31, 2006. Accordingly, the amounts shown for December 31, 2006 include amounts paid for the period from January 1, 2006 through March 31, 2006, which are also included in the amounts shown for March 31, 2006.

(2) Information presented for the 12-month period ended December 31, 2006.

(3) Information presented for the 12-month period ended March 31, 2006.

(4) The value of the option awards are determined in accordance with SFAS 123(R) as disclosed in Footnote 2(j) to the Consolidated Financial Statements under Item 7 hereof. There can be no assurance that the amounts calculated under SFAS 123(R) will be realized and amounts realized could ultimately exceed the amounts calculated under SFAS 123(R).

(5) Includes management insurance (which includes pension, disability insurance and severance pay), payments towards such employee’s education fund and Israeli social security.

Executive Employment Agreements

Yoram Drucker. Pursuant to his employment agreement dated November 16, 2004 (the “Drucker Effective Date”), Mr. Drucker was entitled to an initial base salary of $4,000 per month, which was increased six (6) months subsequent to the Drucker Effective Date to $6,000 per month. Mr. Drucker will be entitled to an annual bonus in connection with the achievement of milestones and/or objectives, in each case as determined by the Board of Directors.

Mr. Drucker is entitled to coverage under our Directors’ and Officers' liability insurance policy and to a written undertaking from the Company and its subsidiary to indemnify and release him to the full extent possible in accordance with the Israeli Companies Law 5759-1999 and the applicable laws of the State of Delaware.

Pursuant to his employment agreement and the Company’s Global Plan, Mr. Drucker was granted options to purchase 685,760 shares of our common stock at a price per share of $0.15, which options began to vest and become exercisable in thirty-six equal monthly installments from the Drucker Effective Date. These options are exercisable by Mr. Drucker for a ten (10) year period following the Drucker Effective Date, but in any case not later than four (4) years after termination of the employment agreement.

Mr. Drucker's employment agreement has no stated term and is terminable by either party upon 90 days prior notice or by the Company with 30 days prior notice in the event of a termination for cause (including a 15 day opportunity to cure). Mr. Drucker is prohibited, during the term of his employment and for a period of 12 months thereafter, from competing with the Company or its subsidiary or soliciting any of the Company's or its subsidiary's customers or employees. Moreover, Mr. Drucker’s employment agreement provides that in the event that the Company terminates his employment without cause, or if Mr. Drucker resigns as a result of a constructive discharge or in the event of termination of employment by reason of his disability or death, all of the remaining unvested options granted to Mr. Drucker shall vest immediately as of the notice of termination, and Mr. Drucker or his successor shall be entitled to exercise the vested options from the date of such termination until the earlier of four (4) years thereafter or their expiration date. If Mr. Drucker’s employment is terminated by reason of disability or death or within two (2) years of the Drucker Effective Date, only 67% of the remaining unvested options shall vest immediately as of the date of the notice of termination. If that the Company terminates Mr. Drucker’s employment with cause, he shall be entitled to exercise the options vested as of the date of the notice of termination until 12 months following such date.

David Stolick. Pursuant to his employment agreement effective as of February 13, 2005 (the “Stolick Effective Date”), Mr. Stolick was entitled to an initial base salary of 20,000 New Israeli Shekel (NIS) per month (approximately $4,470), which was increased six (6) months subsequent to the Stolick Effective Date, to NIS 28,000 per month. Mr. Stolick was granted, pursuant to the Company’s Global Plan, options to purchase 400,000 shares of the Company’s common stock at a price per share of $0.75 each, which options will vest and become exercisable in thirty-six equal monthly installments from the Stolick Effective Date. These options shall be exercisable by Mr. Stolick for a ten (10) year period following the Stolick Effective Date, but in any case not later than two (2) years after termination of the Agreement. On February 6, 2006, in light of the significant decline in the Company’s share price in the last fiscal year, our Board of Directors approved the repricing of Mr. Stolick’s 400,000 options to have an exercise price of $0.15 per share. Mr. Stolick will be entitled to coverage under the Company’s Directors’ and Officers’ liability insurance policy and to a written undertaking from the Company and its subsidiary to indemnify and release him to the full extent possible in accordance with the Israeli Companies Law 5759-1999 and the applicable laws of the State of Delaware.

Mr. Stolick’s employment agreement has no stated term and is terminable by either party upon 90 days prior notice or by the Company without prior notice in the event of a termination for cause. In the event that Mr. Stolick resigns as a result of constructive discharge, or in the event of termination of employment by reason of Mr. Stolick’s disability or death, 67% of the remaining unvested options granted to Mr. Stolick shall vest immediately as of the date of the notice of termination, and Mr. Stolick or his successor shall be entitled to exercise the vested options from the date of such termination until the earlier of two (2) years thereafter or their expiration date. Mr. Stolick is prohibited, during the term of his employment and for a period of 12 months thereafter, from competing with the Company or its subsidiary or soliciting any of the Company’s or its subsidiary’s customers or employees.

Repricing of Options

On February 6, 2006, in light of the significant decline in the Company’s share price in the fiscal year ended March 31, 2005, the Company’s Board of Directors approved the repricing of Mr. Stolick’s option to purchase 400,000 shares of our common stock granted pursuant to his employment agreement with the Company, such that said option shall have an exercise price of $0.15 per share.

Outstanding Equity Awards

The following table sets forth information regarding equity awards granted to any Named Executive Officer that are outstanding as of December 31, 2006. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Yoram Drucker, Chief Operating Officer (principal executive officer)	476,222 (1)	209,538 (1)	0.15	November 16, 2014
	100,000		0.15	May 2, 2016

David Stolick, Chief Financial Officer	244,444 (2)	155,556 (2)	0.15	February 13, 2015
	100,000		0.15	May 2, 2016

(1) This option to purchase 685,760 shares of our common stock granted to Mr. Drucker vests in 36 equal monthly installments beginning December 16, 2004. At December 31, 2006, 476,222 options were fully vested and exercisable.

(2)This option to purchase 400,000 shares of our common stock granted to Mr. Stolick vests in 36 equal monthly installments beginning March 13, 2005. At December 31, 2006, 244,444 options were fully vested and exercisable.

Stock Incentive Plans

In November 2004 and February 2005, the Company’s Board of Directors adopted and ratified the 2004 Global Share Option Plan and the 2005 U.S. Stock Option Plan and Incentive Plan (the “Global Plan” and “U.S. Plan” respectively and the “Plans” together), respectively, and further approved the reservation of 9,143,462 shares of the Company’s common stock for issuance thereunder. The Company’s shareholders approved the Plans and the shares reserved for issuance thereunder at a special meeting of shareholders that was held on March 28, 2005.

Under the Global Plan, we granted a total of 3,861,778 options with various exercise prices (a weighted average exercise price of $0.261) and expiration dates, to service providers, subcontractors, directors, officers, and employees. Under the U.S. Plan, we have issued an additional 1,530,000 shares of restricted stock and options to Scientific Advisory Board members, consultants, and directors.

As at December 31, 2006, there were 3,751,684 shares available for issuance under the Plans, not including the following shares of restricted stock and options that we issued subsequent to December 31, 2006: (i) the 500,000 options and shares of restricted stock for the Company’s consultants and service providers; (ii) the 100,000 options and 200,000 restricted shares that have been issued to our directors as initial compensation for the fiscal year ending December 31, 2007; (iii) the 600,000 options that have been approved for issuance to our executive officers, Mr. Drucker and Mr. Stolick, by the Company’s Board of Directors on March 21, 2007; or (iv) the 170,000 options that have been approved for issuance to our employees by the Company’s Board of Directors on March 21, 2007.

Compensation of Directors

The following table sets forth certain summary information with respect to the compensation paid during the 12-month period ended December 31, 2006 earned by each of the directors of the Company. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)

Dr. Irit Arbel (*)	9,833	--	78,026 (2)	87,859
Michael Greenfield (Ben Ari) (*)	9,833	62,840 (3)	--	72,673
Dr. Robert Shorr	12,000	62,840 (4)	--	74,840

(*) Dr. Irit Arbel and Michael Greenfield (Ben Ari) are paid in New Israeli Shekel (NIS); the amounts above are the U.S. dollar equivalent. The conversion rate used was the average of the end of month’s rate between the U.S. dollar and the New Israeli Shekels (NIS) as published by the Bank of Israel, the central bank of Israel.

(1) The value of the stock awards and the option awards are determined in accordance with SFAS 123(R) as disclosed in Footnote 2(j) to the Consolidated Financial Statements under Item 7 hereof. There can be no assurance that the amounts calculated under SFAS 123(R) will be realized and amounts realized could ultimately exceed the amounts calculated under SFAS 123(R).

(2) On May 2, 2006, Dr. Arbel was granted a fully-vested option to purchase 100,000 shares of our common stock at a purchase price of $0.15. Due to the amendment of the exercise price of an outstanding option to purchase 100,000 shares of our common stock originally granted to Dr. Arbel on May 27, 2005, there was a deemed cancellation of that option and a grant of a replacement option on September 17, 2006. At December 31, 2006, an aggregate of 200,000 option awards granted to Dr. Arbel were outstanding.

(3) Michael Greenfield (Ben Ari) was issued 100,000 restricted shares, which are subject to the Company’s right to repurchase at a purchase price of par value ($0.00005), which repurchase right expires in three (3) equal annual installments beginning on May 2, 2007. At December 31, 2006, Mr. Greenfield held an aggregate of 200,000 restricted shares.

(4) Dr. Robert Shorr was issued 100,000 restricted shares, which are subject to the Company’s right to repurchase at a purchase price of par value ($0.00005), which repurchase right expires in three equal annual installments beginning on May 2, 2007. At December 31, 2006, Dr. Shorr held an aggregate of 200,000 restricted shares.

We reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attending board meetings. On May 27, 2005, we approved the following compensation for non-employee directors beginning with the fiscal year ended March 31, 2006: (i) annual retainer of $10,000; (ii) meeting participation fees of $1,000 for each board meeting or duly constituted committee thereof attended in person; and (iii) $500 for each meeting attended by telephone.

Repricing of Options

On September 17, 2006, in light of the significant decline in the Company’s share price in the fiscal year ended March 31, 2006, the Company’s Board of Directors approved the repricing of Dr. Arbel’s option to purchase 100,000 shares of our common stock granted in connection with her services as a member of the Board of Directors for the Company, such that said option shall have an exercise price of $0.15 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 16, 2007 with respect to the beneficial ownership of common stock of the Company by the following: (i) each of the Company's current directors; (ii) each of the Named Executive Officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company's common stock.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, the Company believes that each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of the Company’s common stock issuable under options that are exercisable on or within 60 days after March 16, 2007 (“Presently Exercisable Options”) or under warrants that are exercisable on or within 60 days after March 16, 2007 (“Presently Exercisable Warrants”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the common stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the common stock beneficially owned by any other person or entity. Unless otherwise indicated, the address of each person listed in the table is c/o Brainstorm Cell Therapeutics Inc., 110 East 59th Street, New York, NY 10022.

The percentage of the common stock beneficially owned by each person or entity named in the following table is based on 24,378,139 shares of common stock outstanding as of March 16, 2007 plus any shares issuable upon exercise of Presently Exercisable Options and Presently Exercisable Warrants held by such person or entity.

Name and Address of Beneficial Owner	Shares Beneficially Owned
Directors, Nominees and Named Executive Officers	Number of Shares		Percentage of Class

Yoram Drucker	1,069,901	(1)	4.3%
David Stolick	399,909	(2)	1.6%
Irit Arbel	2,433,333	(3)	9.9%
Michael Greenfield (Ben Ari)	200,000	(4)	*
Robert Shorr	200,000	(5)	*
All current directors and executive officers as a group (5 persons)	4,303,143		16.8%
5% Shareholders
Ramot at Tel Aviv University Ltd. 32 Haim Levanon St. Tel Aviv University, Ramat Aviv Tel Aviv, L3 61392	6,363,849	(6)	20.7%
Eldad Melamed c/o Rabin Medical Center Beilinson Campus Sackler School of Medicine, Tel Aviv University Petah-Tikva, L3 49100	2,688,178	(7)	9.9%
Daniel Offen c/o Felsenstein Medical Research Center Rabin Medical Center, Tel Aviv University Petah-Tikva, L3 49100	2,688,177	(8)	9.9%
Zegal & Ross Capital 1748 54th Street Brooklyn, NY 11204	2,600,000	(9)	10.7%
Basad Holdings Ltd. 55 Ameer Avenue, Suite 9050 Toronto, Ontario, Canada M6A2Z1	1,610,000	(10)	6.6%
Malcom S. Taub 1350 Avenue of the Americas New York, NY 10019	1,350,000	(11)	5.5%
________________________________
*	Less than 1%.

(1)	Consists of (i) 400,000 shares of common stock owned by Mr. Drucker; and (ii) 669,901 shares of common stock issuable upon the exercise of Presently Exercisable Options at an exercise price of $0.15.

(2)	Consists of 399,909 shares of common stock issuable upon the exercise of Presently Exercisable Options at an exercise price of $0.15.

(3)
Consists of (i) 2,300,000 shares of common stock owned by Dr. Arbel; and (ii) 133,333 shares of common stock issuable upon the exercise of Presently Exercisable Options at an exercise price of $0.15. Dr. Arbel’s address is 6 Hadison Street, Jerusalem, Israel.

(4)	Consists of 200,000 shares of restricted stock, which shares are subject to the Company’s right to repurchase.

(5)	Consists of 200,000 shares of restricted stock, which shares are subject to the Company’s right to repurchase.

(6)
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

(8)
Consists of shares of common stock issuable upon the exercise of Presently Exercisable Warrants.
Based solely on information provided in Schedule 13D filed with the SEC by Daniel Offen on September 26, 2005.

(9)	Based solely on information provided in Schedule 13D filed with the SEC by Zegal & Ross Capital on July 16, 2004.

(10)	Based solely on information provided in Schedule 13D filed with the SEC by Basad Holdings Ltd. on July 27, 2004.

(11)	Based solely on information provided in Schedule 13D filed with the SEC by Malcolm S. Taub on November 3, 2004.

Change in Control

There are no arrangements which may result in a change of control of the Company.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,091,778 (1)	$0.282	3,751,684 (2)
Equity compensation plans not approved by security holders	0	0	0
Total	4,091,778 (1)		3,751,684 (2)

(1)
Does not include 1,300,000 shares of restricted stock that the Company has issued pursuant to the 2005 U.S. Stock Option and Incentive Plan to scientific advisory board members, directors, service providers, and consultants.

(2)
A total of 9,143,462 shares of our common stock were reserved for issuance in aggregate under the 2004 Global Share Option Plan and the 2005 U.S. Stock Option and Incentive Plan. Any awards granted under the 2004 Global Share Option Plan or the 2005 U.S. Stock Option and Incentive Plan will reduce the total number of shares available for future issuance under the other plan.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

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

In consideration for the license, we originally agreed to pay Ramot:

•	An up-front license fee payment of $100,000;

•	An amount equal to 5% of all Net Sales of Products as those terms are defined in the Original Ramot Agreement; and

•	An amount equal to all 30% of all Sublicense Receipts as such term is defined in the Original Ramot Agreement.

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

Director Independence

Two “independent” directors (as the term is defined in Nasdaq Rule 4200(a)(15)), Mr. Michael Greenfield (Ben-Ari) and Dr. Robert Shorr, were elected to our Board in December 2004 and March 2005, respectively. The Board of Directors intends to create an audit committee as well as a compensation committee consisting of such independent directors in the future. Until then, however, our Board of Directors will perform the functions of such committees. Dr. Irit Arbel is not an “independent” director (as the term is defined in Nasdaq Rule 4200(a)(15)) as she was employed by the Company from May 2004 to November 2004.

Item 13. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, for the audit of the Company’s financial statements for the 9-month transition period ended December 31, 2006 and for the fiscal year ended March 31, 2006 and fees billed for other services rendered by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global during those periods.

	December 31,	March 31,
	2006	2006
Audit Fees (1)	$52,083	$55,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees (2)	$25,000	--
Total Fees (3)	$77,083	$55,000

(1)
Audit fees are comprised of fees for professional services performed by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, as well as other services provided by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, in connection with statutory and regulatory filings or engagements.

(2)
All other fees are comprised of fees for professional services performed by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, in connection with the Company’s initial public offering in Israel.

(3)
In addition to the Total Fees calculated above, the Company paid to Manning Elliott LLP $750 in fees for other services provided in connection with regulatory filings in the fiscal year ended March 31, 2006.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: March 30, 2007	By:	/s/ Yoram Drucker
Name: Yoram Drucker
Title: Chief Operating Officer (Principal Executive Officer)

Date: March 30, 2007	By:	/s/ David Stolick
Name: David Stolick
Title: Chief Financial Officer(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yoram Drucker	Chief Operating Officer	March 30, 2007
Yoram Drucker	(Principal Executive Officer)

/s/ David Stolick	Chief Financial Officer	March 30, 2007
David Stolick	(Principal Financial and

/s/ Irit Arbel	Accounting Officer)	March 30, 2007
Irit Arbel	Director

/s/Michael Greenfield	Director	March 30, 2007
Michael Greenfield (Ben-Ari)

/s/ Robert Shorr	Director	March 30, 2007
Robert Shorr

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of November 28, 2006, by and between Brainstorm Cell Therapeutics Inc., a Washington corporation, and Brainstorm Cell Therapeutics Inc., a Delaware corporation, is incorporated herein by reference to Appendix A of the Company’s Definitive Schedule 14A dated November 20, 2006 (File No. 333-61610).

3.1
Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., a Delaware corporation, is incorporated herein by reference to Appendix B of the Company’s Definitive Schedule 14A dated November 20, 2006 (File No. 333-61610).

3.2
ByLaws of Brainstorm Cell Therapeutics Inc., a Delaware corporation, is incorporated herein by reference to Appendix C of the Company’s Definitive Schedule 14A dated November 20, 2006 (File No. 333-61610).

3.3
Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007, is incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 27, 2007 (File No. 333-61610).

10.1
Restricted Stock Purchase Agreement, dated as of April 28, 2003, by and between Irit Arbel and Michael Frankenberger is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8- K dated May 21, 2004 (File No. 333-61610).

10.2
Letter of Intent, dated as of April 30, 2004, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 21, 2004 (File No. 333-61610).

10.3
Research and License Agreement, dated as of July 8, 2004, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 8, 2004 (File No. 333-61610).

10.4
Research and License Agreement, dated as of March 30, 2006, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 30, 2006 (File No. 333-61610).

10.5
Amendment Agreement, dated as of May 23, 2006, to Research and License Agreement, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated March 30, 2006 (File No. 333-61610).

10.6
Form of Common Stock Purchase Warrant, dated as of November 4, 2004, issued pursuant to Research and License Agreement with Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 4.07 of the Company’s Current Report on Form 8-K/A dated November 4, 2004 (File No. 333-61610).

10.7
Amendment Agreement, dated as of March 31, 2006, among the Company, Ramot at Tel Aviv University Ltd. and certain warrantholders is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 30, 2006 (File No. 333-61610).

10.8
Form of Common Stock Purchase Warrant, dated as of November 4, 2004, issued as a replacement warrant under the Amendment Agreement to Ramot at Tel Aviv University Ltd., is incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated March 30, 2006 (File No. 333-61610).

10.9
Amended and Restated Registration Rights Agreement, dated as of March 31, 2006, by and between the Company and certain warrant holders is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated March 30, 2006 (File No. 333-61610).

10.10
Consulting Agreement, dated as of July 8, 2004, by and between the Company and Prof. Eldad Melamed is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 8, 2004 (File No. 333-61610).

10.11
Consulting Agreement, dated as of July 8, 2004, by and between the Company and Dr. Daniel Offen is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated July 8, 2004 (File No. 333-61610).

10.12
Form of Warrant to purchase common stock dated as of November 4, 2004 issued pursuant to consulting agreements with Prof. Eldad Melamed and Dr. Daniel Offen is incorporated herein by reference to Exhibit 4.08 of the Company’s Current Report on Form 8-K/A dated November 4, 2004 (File No. 333-61610).

10.13
Common Stock Purchase Agreement, dated as of October 22, 2004, by and between the Company and certain buyers is incorporated herein by reference to Exhibit 10.03 of the Company’s Current Report on Form 8-K dated October 22, 2004 (File No. 333-61610).

10.14
Subscription Agreement, dated as of October 22, 2004, by and between the Company and certain buyers is incorporated herein by reference to Exhibit 10.04 of the Company’s Current Report on Form 8-K dated October 22, 2004 (File No. 333-61610).

10.15
Form of Class A Common Stock Purchase Warrant to purchase common stock for $1.50 per share, dated as of October 2004, issued to certain buyers pursuant to Common Stock Purchase Agreement with certain buyers is incorporated herein by reference to Exhibit 4.03 of the Company’s Current Report on Form 8-K dated October 22, 2004 (File No. 333-61610).

10.16
Form of Class B Common Stock Purchase Warrant to purchase common stock for $2.50 per share, dated as of October 2004, issued to certain buyers pursuant to Common Stock Purchase Agreement with certain buyers is incorporated herein by reference to Exhibit 4.04 of the Company’s Current Report on Form 8-K dated October 22, 2004 (File No. 333-61610).

10.17*
Employment Agreement, dated as of November 8, 2004, by and between the Company and Dr. Yaffa Beck is incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated November 4, 2004 (File No. 333-61610).

10.18*
Termination Agreement and General Release, dated as of March 20, 2006, by and between the Company and Dr. Yaffa Beck is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 20, 2006 (File No. 333-61610).

10.19*
Employment Agreement, dated as of November 16, 2004, by and between the Company and Yoram Drucker is incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated November 16, 2004 (File No. 333-61610).

10.20
Consulting Agreement, dated as of December 23, 2004, by and between the Company and Malcolm E. Taub is incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated December 23, 2004 (File No. 333-61610).

10.21
Common Stock Purchase Warrant, dated as of December 23, 2004, issued to Malcolm E. Taub is incorporated herein by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K dated December 23, 2004 (File No. 333-61610).

10.22
Consulting Agreement, dated as of December 23, 2004, by and between the Company and Ernest Muller is incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K dated December 23, 2004 (File No. 333-61610).

10.23
Common Stock Purchase Warrant, dated as of December 23, 2004, issued to Ernest Muller is incorporated herein by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated December 23, 2004 (File No. 333-61610).

10.24*
Employment Agreement, dated as of January 16, 2005, by and between the Company and David Stolick is incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K dated January 16, 2005 (File No. 333-61610).

10.25
Lease Agreement, dated as of December 1, 2004, among the Company, Petah Tikvah Science and Technology District ‘A’ Ltd., Petah Tikvah Science and Technology District ‘B’ Ltd. and Atzma and Partners Maccabim Investments Ltd. is incorporated herein by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-QSB dated December 31, 2004 (File No. 333-61610).

10.26
Form of Lock-up Agreement, dated as of March 21, 2005, by and between the Company and certain shareholders of the Company is incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K dated March 21, 2005 (File No. 333-61610).

10.27
Form of Lock-up Agreement, dated as of March 26, 2006, by and between the Company and certain shareholders of the Company is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 26, 2006 (File No. 333-61610).

10.28*	The 2004 Global Share Option Plan is incorporated herein by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K dated March 28, 2005 (File No. 333-61610).

10.29*	2005 U.S. Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K dated March 28, 2005 (File No. 333-61610).

10.30*
Option Agreement, dated as of December 31, 2004, by and between the Company and Yaffa Beck is incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K dated March 28, 2005 (File No. 333-61610).

10.31*
Option Agreement, dated as of December 31, 2004, by and between the Company and Yoram Drucker is incorporated herein by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K dated March 28, 2005 (File No. 333-61610).

10.32*
Option Agreement, dated as of December 31, 2004, by and between the Company and David Stolick is incorporated herein by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K dated March 28, 2005 (File No. 333-61610).

10.33*
Amendment to Option Agreement, dated as of February 6, 2006, by and between the Company and David Stolick is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 6, 2006 (File No. 333-61610).

10.34
Common Stock Purchase Warrant, dated as of May 16, 2005, issued to Trout Capital LLC is incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2005 (File No. 333-61610).

10.35
Restricted Stock Award Agreement under 2005 U.S. Stock Option and Incentive Plan issued by the Company to Scientific Advisory Board Members in April, 2005 is incorporated herein by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2005 (File No. 333-61610).

10.36
Form of Investor Questionnaire and Subscription Agreement, dated October 2005, by and between the Company and certain investors is incorporated herein by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K dated September 30, 2005 (File No. 333-61610).

10.37
Form of Common Stock Purchase Warrant to purchase common stock for $1.00 per share, dated as of September 2005, issued to certain investors pursuant to a private placement with certain investors is incorporated herein by reference to Exhibit 4.09 of the Company’s Current Report on Form 8-K dated September 30, 2005 (File No. 333-61610).

10.38
Form of Investor Questionnaire and Subscription Agreement, dated December 2005, by and between the Company and certain investors is incorporated herein by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K dated December 7, 2005 (File No. 333-61610).

10.39
Form of Common Stock Purchase Warrant to purchase common stock for $1.00 per share, dated as of December 2005, issued to certain investors pursuant to a private placement with certain investors is incorporated herein by reference to Exhibit 4.10 of the Company’s Current Report on Form 8-K dated December 7, 2005 (File No. 333-61610).

10.40
Convertible Promissory Note, dated as of February 7, 2006, issued by the Company to Vivian Shaltiel is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 6, 2006 (File No. 333-61610).

10.41
Convertible Promissory Note, dated as of June 5, 2006, issued by the Company to Vivian Shaltiel is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 5, 2006 (File No. 333-61610).

10.42
Amendment to Convertible Promissory Notes, dated as of June 13, 2006, by and between the Company and Vivian Shaltiel is incorporated herein by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-KSB dated June 29, 2006 (File No. 333-61610).

10.43
Convertible Promissory Note, dated as of September 14, 2006, issued by the Company to Vivian Shaltiel is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 18, 2006 (File No. 333-61610).

10.44
Common Stock Purchase Warrant, dated as of October 3, 2006, issued by the Company to Double U Master Fund L.P. is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-QSB dated November 14, 2006 (File No. 333-61610).

10.45
Convertible Promissory Note, dated as of December 13, 2006, issued by the Company to Eli Weinstein is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 19, 2006 (File No. 333-61610).

10.46
Common Stock Purchase Warrant, dated as of December 13, 2006, issued by the Company to Eli Weinstein is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 19, 2006 (File No. 333-61610).

10.47
Collaboration Agreement, dated as of December 26, 2006, by and between the Company and Fundacion para la Investigacion Medica Aplicada is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 23, 2007.

10.48
Convertible Promissory Note, dated as of March 5, 2007, issued by the Company to Eli Weinstein is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 12, 2007 (File No. 333-61610).

10.49
Common Stock Purchase Warrant, dated as of March 5, 2007, issued by the Company to Eli Weinstein is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 12, 2007 (File No. 333-61610).

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

_____________
* Management contract or compensatory plan or arrangement filed in response to Item 13 of Form 10-KSB.