Form 10QSB
period 2007-03-31
BRAINSTORM CELL THERAPEUTICS INC
filed 2007-05-15
CIK 1137883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________.

COMMISSION FILE NUMBER 333-61610

BRAINSTORM CELL THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-8133057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 EAST 59th STREET
NEW YORK, NY 10022
(Address of principal executive offices)

(212) 557-9000
(Registrant's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 9, 2007, the number of shares outstanding of the Registrant's Common Stock, $0.00005 par value per share, was 24,766,650.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒.

TABLE OF CONTENTS

Page Number
PART I

Item 1. Financial Statements	2
Item 2. Plan of Operation	24
Item 3. Controls and Procedures	29

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6. Exhibits	30

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this report, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. and its potential future business operations and performance. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” Some of these are described under “Risk Factors” in this report and in our report on Form 10-KSB for the transition period ended December 31, 2006. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2007

IN U.S. DOLLARS

UNAUDITED

INDEX

Page

Consolidated Balance Sheets

Consolidated Statements of Operations

Statements of Changes in Stockholders' Equity (Deficiency)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

- - - - - - - - - - - - - - - - - - -

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED BALANCE SHEETS
In U.S. dollars (except share data)

	March 31,	December 31
	2007	2006
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$30,025	$60,430
Restricted cash	32,491	31,953
Accounts receivable and prepaid expenses	35,012	41,632

Total current assets	97,528	134,015

LONG-TERM INVESTMENTS:
Prepaid expenses	12,257	7,802
Severance pay fund	41,895	37,840

	54,152	45,642

PROPERTY AND EQUIPMENT, NET	504,480	491,045

OTHER ASSETS, NET	39,033	51,664

Total assets	$695,193	$722,366

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Trade payables	$754,530	$720,742
Other accounts payable and accrued expenses	850,420	651,076
Short-term convertible loans	1,340,803	936,526
Short-term loan	189,000	189,000

Total current liabilities	3,134,753	2,497,344

ACCRUED SEVERANCE PAY	51,365	40,772

Total liabilities	3,186,118	2,538,116

STOCKHOLDERS' DEFICIENCY:
Stock capital: (Note 7)
Common stock of $ 0.00005 par value - Authorized: 800,000,000 shares at March 31, 2007 and December 31, 2006; Issued and outstanding: 24,378,139 and 24,201,812 shares at March 31, 2007 and December 31, 2006, respectively	1,219	1,210
Additional paid-in capital	25,475,735	24,426,756
Deficit accumulated during the development stage	(27,967,879)	(26,243,716)

Total stockholders' deficiency	(2,490,925)	(1,815,750)

Total liabilities and stockholders' deficiency	$695,193	$722,366

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
In U.S. dollars (except share data)

	Three months ended March 31,		Period from September 22, 2000 (inception date) through March 31,
	2007	2006	2007
	Unaudited		Unaudited
Operating costs and expenses:
Research and development	$339,421	$200,125	$2,655,293
Research and development expenses (income) related to stocks, warrants and options granted to employees and service providers	250,986	(208,153)	15,874,477
General and administrative	161,901	105,986	2,053,461
General and administrative related to stocks, warrants and options granted to employees and service providers	585,910	526,324	5,764,598

Total operating costs and expenses	1,338,218	624,282	26,347,829

Financial income (expenses), net	(380,485)	16,912	(1,397,501)

	1,718,703	607,370	27,745,330
Taxes on income	5,460	7,579	58,578

Loss from continuing operations	1,724,163	614,949	27,803,908
Net loss from discontinued operations	-	-	163,971

Net loss	$1,724,163	$614,949	$27,967,879

Basic and diluted net loss per share from continuing operations	$0.07	$0.03

Weighted average number of shares outstanding used in computing basic and diluted net loss per stock	24,372,261	22,664,483

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
In U.S. dollars (except share data)

					Deficit accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of September 22, 2000 (date of inception)	-	$-	$-	$-	$-	$-

Stock issued on September 22, 2000 for cash at $ 0.00188 per stock	8,500,000	850	15,150	-	-	16,000
Stock issued on March 31, 2001 for cash at $ 0.0375 per stock	1,600,000	160	59,840	-	-	60,000
Contribution of capital	-	-	7,500	-	-	7,500
Net loss	-	-	-	-	(17,026)	(17,026)

Balance as of March 31, 2001	10,100,000	1,010	82,490	-	(17,026)	66,474

Contribution of capital	-	-	11,250	-	-	11,250
Net loss	-	-	-	-	(25,560)	(25,560)

Balance as of March 31, 2002	10,100,000	1,010	93,740	-	(42,586)	52,164

Contribution of capital	-	-	15,000	-	-	15,000
Net loss	-	-	-	-	(46,806)	(46,806)

Balance as of March 31, 2003	10,100,000	1,010	108,740	-	(89,392)	20,358

2-for-1 stock split	10,100,000	-	-	-	-	-
Stock issued on August 31, 2003 to purchase mineral option at $ 0.065 per stock	100,000	5	6,495	-	-	6,500
Cancellation of stocks granted to Company's President	(10,062,000)	(503)	503	-	-	-
Contribution of capital	-	-	15,000	-	-	15,000
Net loss	-	-	-	-	(73,295)	(73,295)

Balance as of March 31, 2004	10,238,000	512	130,738	-	(162,687)	(31,437)

Stock issued on June 24, 2004 for private placement at $ 0.01 per stock, net of $ 25,000 issuance expenses (Note 7c(1)(a))	8,510,000	426	59,749	-	-	60,175
Contribution of capital (Note 7b)	-	-	7,500	-	-	7,500
Stock issued in 2004 for private placement at $ 0.75 per unit (Note 7c(1)(a))	1,894,808	95	1,418,042	-	-	1,418,137
Cancellation of stocks granted to service providers	(1,800,000)	(90)	90	-	-	-
Deferred stock-based compensation related to options granted to employees	-	-	5,978,759	(5,978,759)	-	-
Amortization of deferred stock-based compensation related to stocks and options granted to employees (Note 7c(2))	-	-	-	584,024	-	584,024
Compensation related to stocks and options granted to service providers (Note 7c(3)(c))	2,025,000	101	17,505,747	-	-	17,505,848
Net loss	-	-	-	-	(18,839,795)	(18,839,795)

Balance as of March 31, 2005	20,867,808	$1,044	$25,100,625	$(5,394,735)	$(19,002,482)	$704,452

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
In U.S. dollars (except share data)
			Additional	Deferred	Deficit accumulated during the	Total stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of March 31, 2005	20,867,808	$1,044	$25,100,625	$(5,394,735)	$(19,002,482)	$704,452

Stock issued on May 12, 2005 for private placement at $ 0.8 per stock (Note 7c(1)(d))	186,875	9	149,491	-	-	149,500
Stock issued on July 27, 2005 for private placement at $ 0.6 per stock (Note 7c(1)(e))	165,000	8	98,992	-	-	99,000
Stock issued on September 30, 2005 for private placement at $0.8 per share(Note 7c(1)(f))	312,500	16	224,984	-	-	225,000
Stock issued on December 07, 2005 for private placement at $0.8 per share (Note 7c(1)(f))	187,500	10	134,990	-	-	135,000
Forfeiture of options granted to employees	-	-	(3,363,296)	3,363,296	-	-
Deferred stock-based compensation related to stocks and options granted to directors and employees	200,000	10	486,490	(486,500)	-	-
Amortization of deferred stock-based compensation related to options and stocks granted to employees and directors (Note 7c(2))	-	-	51,047	1,122,500	-	1,173,547
Stock-based compensation related to options and stocks granted to service providers (Note 7c(3)(c))	934,904	47	662,069	-	-	662,116
Reclassification due to application of EITF 00-19			(7,906,289)			(7,906,289)
Beneficial conversion feature related to a convertible bridge loan	-	-	163,744	-	-	163,744
Net loss	-	-	-	-	(3,316,749)	(3,316,749)

Balance as of March 31, 2006	22,854,587	1,144	15,802,847	(1,395,439)	(22,319,231)	(7,910,679)

Elimination of deferred stock compensation due to implementation of FAS 123(R)	-	-	(1,395,439)	1,395,439	-	-
Stock-based compensation related to stocks and options granted to directors and employees	200,000	10	1,167,737	-	-	1,167,747
Reclassification due to application of EITF 00-19	-	-	7,190,829	-	-	7,190,829
Stock-based compensation related to options and stocks granted to service providers (Note 7c)	1,147,225	56	453,698	-	-	453,754
Warrants issued to convertible note holder	-	-	11,253	-	-	11,253
Warrants issued to loan holder	-	-	109,620	-	-	109,620
Beneficial conversion feature related to convertible bridge loans	-	-	1,086,211	-	-	1,086,211
Net loss	-	-	-	-	(3,924,485)	(3,924,485)

Balance as of December 31, 2006	24,201,812	1,210	24,426,756	-	(26,243,716)	(1,815,750)

Stock-based compensation related to options and stocks granted to service providers (Note 7d)	176,327	9	557,856	-	-	557,865
Warrants issued to convertible note holder (Note 6)	-	-	33,845	-	-	33,845
Stock-based compensation related to stocks and options granted to directors and employees	-	-	298,953	-	-	298,953
Beneficial conversion feature related to convertible bridge loans (Note 6)	-	-	158,325	-	-	158,325
Net loss	-	-	-	-	(1,724,163)	(1,724,163)

Balance as of March 31, 2007 (unaudited)	24,378,139	$1,219	$25,475,735	$-	$(27,967,879)	$(2,490,925)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. dollars

	Three months ended March 31,		Period from September 22, 2000 (inception date) through March 31,
	2007	2006	2007
	Unaudited		Unaudited
Cash flows from operating activities:
Net loss	$(1,724,163)	$(614,949)	$(27,967,879)
Less - loss for the period from discontinued operations	-	-	163,971
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49,309	16,726	254,694
Accrued severance pay, net	6,538	5,470	9,470
Accrued interest on loans	38,042	13,210	117,163
Amortization of discount on short-term loans	285,640	50,765	1,136,390
Change in fair value of options and warrants	-	(306,660)	(794,840)
Expenses related to stocks and options granted to service providers	557,865	269,116	19,245,347
Amortization of deferred stock-based compensation related to options granted to employees and directors	298,953	341,071	3,224,271
Decrease (increase) in accounts receivable and prepaid expenses	6,620	(24,205)	(34,858)
Increase (Decrease) in trade payables	33,788	(7,512)	754,529
Increase (Decrease) in other accounts payable and accrued expenses	199,344	(150,186)	845,270
Erosion of restricted cash	-	(1,805)	-

Net cash used in continuing operating activities	(248,064)	(408,959)	(3,046,472)
Net cash used in discontinued operating activities	-	-	(22,766)

Total net cash used in operating activities (Note 1g)	(248,064)	(408,959)	(3,069,238)

Cash flows from investing activities:
Purchase of property and equipment	(37,348)	(7,265)	(616,952)
Restricted cash	(538)	2195	(32,491)
Investment in lease deposit	(4,455)	95	(12,257)

Net cash used in continuing investing activities	(42,341)	(4,975)	(661,700)
Net cash used in discontinued investing activities	-	-	(16,000)

Total net cash used in investing activities	(42,341)	(4,975)	(677,700)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	-	-	2,086,812
Proceeds from loans, notes and issuance of warrants,net	260,000	617,410	1,647,410

Net cash provided by continuing financing activities	260,000	617,410	3,734,222
Net cash provided by discontinued financing activities	-	-	42,741

Total net cash provided by financing activities	260,000	617,410	3,776,963

Increase (decrease) in cash and cash equivalents	(30,405)	203,476	30,025
Cash and cash equivalents at the beginning of the period	60,430	86,743	-

Cash and cash equivalents at end of the period	$30,025	$290,219	$30,025

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

c.
On July 8, 2004, the Company entered into a licensing agreement with Ramot of Tel Aviv University Ltd. ("Ramot"), an Israeli corporation, to acquire certain stem cell technology (see Note 3 to the financial statements as of December 31, 2006). Subsequent to this agreement, the Company decided to focus on the development of novel cell therapies for neurodegenerative diseases, particularly, Parkinson's disease, based on the acquired technology and research to be conducted and funded by the Company.

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

e.	On October 25, 2004, the Company formed a wholly-owned subsidiary in Israel, Brainstorm Cell Therapeutics Ltd. ("BCT").

f.	On December 21 2006, the Company changed its state of incorporation from Washington to Delaware.

g.
As of March 31, 2007, the Company had accumulated a deficit of $ 27,967,879, working capital deficiency of $ 3,037,225, incurred net loss of $ 1,724,163 and negative cash flows from operating activities in the amount of $ 248,064 for the three months ended March 31, 2007. In addition, the Company has not yet generated any revenues.

The Company depends on Ramot to conduct its research and development activities. As discussed in Note 3 to the financial statements as of December 31, 2006, the Company has not registered for trade the shares underlying Ramot’s warrants and has an obligation to pay Ramot an amount of $ 435,575. As a result, the Company is in breach of the agreement with Ramot and Ramot may terminate the research and license agreement.

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

h.	On September 17, 2006, the Board of Directors of the Company determined to change the Company's fiscal year-end from March 31 to December 31.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2006, are applied consistently in these financial statements.

NOTE 3:-	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Interim financial statements:

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its fully owned subsidiary as of March 31, 2007 and for the three months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007

NOTE 4:-	RESEARCH AND LICENSE AGREEMENT

The Company's total obligation to Ramot as of March 31, 2007 was $ 435,575. The Company is negotiating with Ramot to postpone the payment. (For the complete information regarding the research and license agreement, see Note 3 to the financial statements as of December 31, 2006).

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except share data)

NOTE 5:-	CONSULTING AGREEMENTS

The Company's total obligation to consultants as of March 31, 2007 was $ 84,000. (For the complete information regarding the research and license agreement, see Note 4 to the financial statements as of December 31, 2006).

NOTE 6:-	SHORT-TERM CONVERTIBLE LOANS

a.
On January 26, 2007, the Company issued a $ 25,000 Convertible Promissory Note to a shareholder. Interest on the note will accrue at the rate of 12% per annum and be due and payable in full on February 28, 2007 (the "Maturity Date"). The note will become immediately due and payable upon the occurrence of certain Events of Default, as defined in the note. The shareholder has the right at any time prior to the close of business on the Maturity Date to convert all or part of the outstanding principal and interest amount of the note into shares of the Company's common stock (the "Common Stock"). The Conversion Price, as defined in the note, will be 75% of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert, but in no event shall more than 3,000,000 shares of common stock be issued. The Conversion Price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

The Company did not pay the loan on the original Maturity Date. On May 1, 2007 the Company and the creditor agreed that the payment of the $ 25,000 for the above convertible promissory note and payment of $50,000 of the convertible promissory note from the shareholder dated November 14, 2006 (see Note 8(d) to the financial statements as of December 31, 2006) will be deferred to May 31, 2007.

For the deferral of the maturity dates the company granted on March 25, 2007 to the shareholder warrants to purchase 75,000 of the Company's common shares at an exercise price of $ 0.45 per share. The warrants are fully vested and are exercisable at any time after March 25, 2007 until the second anniversary of the issue date. The fair value of the warrants in the amount of $ 19,913 was recorded as financial expenses.

The conversion feature, in the amount of $ 25,000, embedded in the note amounted to $ 8,333

The balance as of March 31, 2007 is comprised as follows:

Note	25,000
Discount	-
Accrued interest	526

25,526

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except share data)

NOTE 6:-	SHORT-TERM CONVERTIBLE LOANS (Cont.)

b.
On February 5, 2007, the Company issued a $ 50,000 Convertible Promissory Note to a shareholder. Interest on the note will accrue at the rate of 8% per annum and will be due and payable in full on February 5, 2008. The note will become immediately due and payable upon the occurrence of certain Events of Default, as defined in the note. The shareholder has the right at any time prior to the close of business on the Maturity Date to convert all or part of the outstanding principal and interest amount of the note into shares of the Company's common stock (the "Common Stock"). The Conversion Price, as defined in the note, will be 75% (60% upon the occurrence of an Event of Default) of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert, but in no event the conversion price be greater than $0.35 or more than 2,000,000 shares of common stock be issued. The Conversion Price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

In addition, the Company granted to the shareholder warrants to purchase 50,000 of the Company's common stock at an exercise price of $ 0.45 per stock. The warrants are fully vested and are exercisable at any time after February 5, 2007 until the second anniversary of the issue date. The fair value of the warrants amounts to $ 7,632.

In accordance with APB 14, the Company allocated the proceeds of convertible note issued with detachable warrants granted based on the relative fair values of the two securities at time of issuance. As a result the Company recorded in its statement of changes in shareholders' equity an amount of $ 4,413 in respect to the warrants and the convertible note was recorded in the amount of $ 45,587.

The conversion feature, in the amount of $ 33,333, embedded in the note was calculated based on a conversion rate of 60%, as defined upon the occurrence of an Event of Default. The amount was recorded as discount on the note against additional paid-in capital and is amortized to financial expenses over the note period.

The balance as of March 31, 2007 is comprised as follows:

Note	45,587
Discount	(28,402)
Accrued interest	592

17,777

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except share data)

NOTE 6:-	SHORT-TERM CONVERTIBLE LOANS (Cont.)

c.
On March 5, 2007, the Company issued a $ 150,000 Convertible Promissory Note to a third party. Interest on the note will accrue at the rate of 8% per Annum and will be due and payable in full on March 5, 2008. The note will become immediately due and payable upon the occurrence of certain Events of Default, as defined in the note. The third party has the right at any time prior to the close of business on the Maturity Date to convert all or part of the outstanding principal and interest amount of the note into shares of the Company's Common stock (the "Common Stock"). The Conversion Price, as defined in the note, will be 75% (60% upon the occurrence of an Event of Default) of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert but in no event the conversion price be greater than $0.35 or more than 3,000,000 shares of common stock be issued. The Conversion Price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

In addition, the Company granted to the third party warrants to purchase 150,000 shares of the Company's Common stock at an exercise price of $ 0.45 per stock. The warrants are fully vested and are exercisable at any time after March 5, 2007 until the second anniversary of the issue date. The fair value of the warrants amounts to $ 43,062.

In accordance with APB 14, the Company allocated the proceeds of convertible note issued with detachable warrants granted based on the relative fair values of the two securities at time of issuance. As a result the Company recorded in its statement of changes in shareholders' equity an amount of $ 20,112 (net of $ 2,235 allocated finder fees) in respect to the warrants and the convertible note was recorded in the amount of $ 127,653.

The Company agreed to pay finder's fee of $15,000. The finder fee totaling $ 12,765 were allocated to deferred charges and are amortized as financial expenses over the note period and $2,235 were allocated to shareholder’s equity.

The conversion feature, in the amount of $ 100,000, embedded in the note was calculated based on a conversion rate of 60%, as defined upon the occurrence of an Event of Default. The amount was recorded as discount on the note against additional paid-in capital and is amortized to financial expenses over the note period.

The balance as of March 31, 2007 is comprised as follows:

Note	127,653
Discount	(92,877)
Accrued interest	855

35,631

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except share data)

NOTE 6:-	SHORT-TERM CONVERTIBLE LOANS (Cont.)

d.
On March 14, 2007, the Company issued a $ 50,000 Convertible Promissory Note to a third party. Interest on the note will accrue at the rate of 8% per annum and will be due and payable in full on March 14, 2008. The note will become immediately due and payable upon the occurrence of certain Events of Default, as defined in the note. The third party has the right at any time prior to the close of business on the Maturity Date to convert all or part of the outstanding principal and interest amount of the note into shares of the Company's Common stock (the "Common Stock"). The Conversion Price, as defined in the note, will be 75% of the average of the last bid and ask price of the common stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert, but in no event the conversion price be greater than $0.35. The Conversion Price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

In addition, the Company granted to the third party warrants to purchase 150,000 shares of the Company's Common stock at an exercise price of $ 0.45 per share. The warrants are fully vested and are exercisable at any time after March 14, 2007 until the third anniversary of the issue date. The fair value of the warrants amounts to $ 16,183.

In accordance with APB 14, the Company allocated the proceeds of convertible note issued with detachable warrants granted based on the relative fair values of the two securities at time of issuance. As a result the Company recorded in its statement of changes in shareholders' equity an amount of $ 9,320 in respect to the warrants and the convertible note was recorded in the amount of $ 40,680.

The conversion feature, in the amount of $ 16,667, embedded in the note was calculated based on a conversion rate of 75%. The amount was recorded as discount on the note against additional paid-in capital and is amortized to financial expenses over the note period.

The balance as of March 31, 2007 is comprised as follows:

Note	40,680
Discount	(15,890)
Accrued interest	186

24,976

NOTE 7:-	STOCK CAPITAL

a.	The rights of common stock are as follows:

Shares of common stock confer upon their holders the right to receive notice to participate and vote in general meetings of the Company, the right to a share in the excess of assets upon liquidation of the Company and the right to receive dividends, if declared.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except share data)

NOTE 7:-	STOCK CAPITAL (Cont.)

The common stock of the company is registered and publicly traded on the Over-the-Counter Bulletin Board service of the National Association of Securities Dealers, Inc. under the symbol BCLI.

b.
The former president of the Company donated services valued at $ 6,000 and rent valued at $ 1,500 for the six months ended September 30, 2004. These amounts were charged to the statement of operations as part of discontinued operations and classified as additional paid in capital in the stockholders' equity.

c.	Issuance of stocks, warrants and options:

1.	Private placements

a)	On June 24, 2004, the Company issued to investors 8,510,000 shares of Common stock for total proceeds of $ 60,175 (net of $ 25,000 issuance expenses).

b)
On February 23, 2005, the Company completed a private placement round for sale of 1,894,808 units for total proceeds of $ 1,418,137. Each unit consists of one share of Common stock and a three year warrant to purchase one share of Common stock at $ 2.50 per share. This private placement was consummated in four tranches which closed in October 2004, November 2004 and February 2005.

c)
On March 21, 2005, the Company entered into lock up agreements with 29 of its stockholders with respect to 15,290,000 shares held by them .Under these lock-up agreements, these stockholders may not transfer their shares to anyone other than permitted transferees without the prior consent of the Company' Board of Directors, for the period of time as follows: (i) 85% of the shares shall be restricted from transfer for the twenty-four month period following July 8, 2004, and (ii) 15% of the shares shall be restricted from transfer for the twelve month period following July 8, 2004.

On March 26, 2005, the Company completed amended lock up agreements with five of the twenty nine stockholders mentioned above with respect to 7,810,000 shares held by them .These lock-up Agreements amend and restate the previous lock-up agreements.

Under the amended lock-up Agreements, these stockholders may not sell or otherwise transfer their stocks to anyone other than permitted transferees without the prior written consent of the Company's Board of Directors, as follows: (i) 85% of the shares will be restricted from transfer until December 31, 2006 and (ii) 15% of the shares will be free from the transfer restrictions. All of the restrictions under the amended lock-up Agreements will automatically terminate upon the effectiveness of any registration statement filed by the Company for the benefit of Ramot.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except share data)

NOTE 7:- STOCK CAPITAL (Cont.)

d)	On May 12, 2005, the Company issued to a certain investor 186,875 shares of its Common stock for total proceeds of $ 149,500 at a price per stock of $ 0.8.

e)	On July 27, 2005, the Company issued to certain investors 165,000 shares of its Common stock for total proceeds of $ 99,000 at a price per stock of $ 0.6.

f)
On August 11, 2005, the Company signed a private placement agreement ("PPM") with investors for the sale of up to 1,250,000 units at a price per unit of $ 0.8. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $1.00 per share. The warrants are exercisable for a period of three years from issuance. On September 30, 2005 the Company sold 312,500 units for total net proceeds of $ 225,000. On December 7, 2005, the Company sold 187,500 units for total net proceeds of $ 135,000.

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

Each option granted under the plans is exercisable until the earlier of ten years from the date of grant of the option or the expiration dates of the respective option plans. The 2004 and 2005 options plans will expire on November 25, 2014 and March 28, 2015, respectively. The exercise price of the options granted under the plans may not be less than the nominal value of the shares into which such options are exercised. The options vest primarily over three or four years. Any options that are canceled or forfeited before expiration become available for future grants.

As of March 31, 2007, 2,361,684 options are available for future grants.

On May 27, 2005, the Company granted one of its directors an option to purchase 100,000 shares of its Common stock, at an exercise price of $ 0.75. The options are fully vested and are exercisable for a period of 10 years.

On February 6, 2006, the Company entered into an amendment to the Company's option agreement with Mr. David Stolick, the Company's Chief Financial Officer. The amendment changes the exercise price of the 400,000 options granted to him on March 29, 2005 to $ 0.15 per share from $ 0.75 per share.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except share data)

NOTE 7:-	STOCK CAPITAL (Cont.)

On May 2, 2006, the Company granted to one of its directors an option to purchase 100,000 shares of its Common stock, at an exercise price of $ 0.15. The options are fully vested and are exercisable for a period of 10 years.

On June 22, 2006, the Company entered into an amendment to the Company's option agreement with two of its employees. The amendment changes the exercise price of 270,000 options granted to them to $ 0.15 per share from $ 0.75 per share. The excess of the fair value resulting from the modification amounts to $ 2,408 is recorded as general and administration expense over the remaining vesting period of the option.

On September 17, 2006, the Company entered into an amendment to the Company's option agreement with one of its directors. The amendment changes the exercise price of 100,000 options granted to them to $ 0.15 per share from $ 0.75 per share.

On March 21, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of its common stock, at an exercise price of $ 0.15. The option is fully vested and is exercisable for a period of 10 years. The Compensation related to the options in the amount of $ 43,024 was recorded as general and administrative expenses.

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	Three months ended March 31, 2007
	Amount of options	Weighted average exercise price
		$

Outstanding at beginning of the period	2,850,760	$0.188
Granted	890,000	0.417
forfeited	-	-

Outstanding at end of period	3,740,760	$0.247

Vested and expected-to-vest options at end of period	2,304,753	$0.169

Compensation expenses recorded by the Company in respect to its stock based employee compensation award in accordance with SFAS-123(R) for the three months ended March 31, 2007, amounted to $ 298,953.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except share data)

NOTE 7:- STOCK CAPITAL (Cont.)

b)	Restricted shares to directors:

On May 27, 2005, the Company issued to two of its directors 200,000 restricted shares of Common stock (100,000 each). The restricted shares are subject to the Company's right to repurchase them at a purchase price of par value ($ 0.00005). The restrictions on the shares shall lapse in three annual and equal portions commencing with the grant date.

On May 2, 2006, the Company issued to two of its directors 200,000 restricted shares of common stock (100,000 each). The restricted shares are subject to the Company's right to repurchase them at a purchase price of par value ($ 0.00005). The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date. The compensation related to the stocks issued amounted to $ 104,000 which will be amortized over the vesting period as general and administrative expenses.

On April 20, 2007, based on board resolution dated March 21, 2007, the Company issued to its director 100,000 restricted shares of common stock. The restricted shares are subject to the Company's right to repurchase them at a purchase price of par value ($ 0.00005). The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date. The compensation related to the shares issued amounted to $ 47,000 which will be amortized over the vesting period as general and administrative expenses.

In addition, On April 20, 2007, based on board resolution dated March 21, 2007, the Company issued to another director 100,000 restricted shares of common stock. The restricted shares are not subject to any right to repurchase and compensation related to the shares issued amounted to $ 47,000 was recorded as general and administrative expenses in prepaid of three months ended March 31, 2007.

3.	Stocks and warrants to service providers and investors:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except share data)

NOTE 7:-	STOCK CAPITAL (Cont.)

a)	Warrants:

Issuance date	Number of warrants	Exercise price		Warrants exercisable	Exercisable through

November 2004	12,800,845	$0.01		12,800,845	November 2010
December 2004	1,800,000	$0.00005		1,800,000	December 2014
	14,600,845			14,600,845

February 2005, see c(1)	1,894,808	$2.5		1,894,808	February 2008
May 2005	47,500	$1.62		47,500	May 2010
June 2005	30,000	$0.75		30,000	June 2010
August 2005	70,000	$0.15		70,000	August 2008
September 2005	3,000	$0.15		3,000	September 2008
September 2005	36,000	$0.75		18,937	September 2010
September - December 2005	500,000	$1		500,000	September - December 2008
December 2005	20,000	$0.15		20,000	December 2008
December 2005	457,163	$0.15(*	)	197,060	July 2010
	17,659,316			17,382,150

February 2006	230,000	$0.65		76,666	February 2008
February 2006	40,000	$1.5		40,000	February 2011
February 2006	8,000	$0.15		8,000	February 2011
February 2006	189,000	$0. 5		189,000	February 2009
May 2006	50,000	$0.0005		50,000	May 2016
May -December 2006	48,000	$0.35		48,000	May - December 2011
May -December 2006	48,000	$0.75		48,000	May - December 2011
May 2006	200,000	$1		200,000	May 2011
June 2006	24,000	$0.15		24,000	June 2011
May 2006	19,355	$0.15		19,355	May 2011
October 2006	630,000	$0.3		630,000	October 2009
December 2006	200,000	$0.45		200,000	December 2008
	19,345,671			18,915,171

March 2007	200,000	$0.47		200,000	March 2012
March 2007	500,000	$0.47		4566	March 2017
March 2007	50,000	$0.15		50,000	March 2010
March 2007	15,000	$0.15		0	February 2012
February 2007	50,000	$0.45		50,000	February 2009
March 2007	225,000	$0.45		225,000	March 2009
March 2007	50,000	$0.45		50,000	March 2010

	20,435,671			19,494,737

The fair value of warrants which became vested during the three months period ended March 31, 2007 amounted to $ 207,692

During the period from September 27, 2000 (inception) through March 31, 2007, no warrants, granted to service providers, were exercised or forfeited.

The fair value for the warrants to service providers was estimated on the date of grant using Black-Scholes option pricing model, with the following weighted-average assumptions for the three months ended March 31, 2007 weighted average volatility of 115%, risk-free interest rates of 4.61% dividend yields of 0% and a weighted average life of the options of 7.13 years,.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except share data)

NOTE 7:-	STOCK CAPITAL (Cont.)

b)	Stocks:

On June 1 and June 4, 2004, the Company issued 40,000 and 150,000 shares of common stock, respectively for filing, legal and due-diligence services completed over a 12-month period with respect to a private placement. Compensation expenses related to filing services, totaling $ 26,400, are amortized over a 12-month period. Compensation expenses related to legal services, totaling $ 105,000 were recorded as equity issuance cost and did not affect the statement of operations.

On July 1 and September 22, 2004, the Company issued 20,000 and 15,000 shares of common stock to a former director for financial services for the first and second quarters of 2004, respectively. Compensation expenses of $ 38,950 were recorded as general and administrative expenses.

On February 10, 2005, the Company signed an agreement with one of its service providers according to which the Company issued the service provider 100,000 shares of restricted stock at a purchase price of $ 0.00005 par value under the U.S Stock Option and Incentive Plan of the Company. The restricted shares are subject to the Company's right to repurchase them within one year of the grant date as follows: (i) in the event that service provider breaches his obligations under the agreement, the Company shall have the right to repurchase the restricted shares at a purchase price equal to par value; and (ii) in the event that the service provider has not breached his obligations under the agreement, the Company shall have the right to repurchase the restricted sharess at a purchase price equal to the then fair market value of the restricted shares.

In March and April 2005, the Company signed an agreement with four members of its Scientific Advisory Board according to which the Company issued to the members of the Scientific Advisory Board 400,000 shares of restricted stock at a purchase price of $ 0.00005 par value under the U.S Stock Option and Incentive Plan (100,000 each). The restricted shares will be subject to the Company's right to repurchase them if the grantees cease to be members of the Company's Advisory Board for any reason. The restrictions on the shares shall lapse in three annual and equal portions commencing with the grant date.

In July 2005, the Company issued to its legal advisors 50,000 shares of common stock for legal services for 12 months. The compensation related to the stocks in the amount of $ 37,500 was recorded as general and administrative expenses.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except share data)

NOTE 7:-	STOCK CAPITAL (Cont.)

In January 2006, the Company issued to two service providers 350,000 restricted shares of common stock at a purchase price of $ 0.00005 par value under the U.S Stock Option and Incentive Plan of the Company. The restricted shares are subject to the Company's right to repurchase them within 12 months of the grant date as follows: (i) in the event that the service providers breach their obligations under the agreement, the Company shall have the right to repurchase the restricted shares at a purchase price equal to the par value ;and (ii)in the event that the service providers have not breached their obligations under the service agreements the Company shall have the right to repurchase the restricted shares at a purchase price equal to the fair market value of the restricted shares. The compensation related to the restricted shares in the amount of $ 23,343 was recorded as general and administrative expenses.

On March 6, 2006, the Company issued to its legal advisor 34,904 shares of the Company’s common stock. The shares are in lieu of $ 18,500 payable to the legal advisor. Related compensation, in the amount of $ 18,500 was recorded as general and administrative expenses.

On April 13, 2006, the Company issued to service providers 60,000 shares of the Company’s common stock at a purchase price of $ 0.00005 par value under the U.S Stock Option and Incentive Plan of the Company. Related compensation in the amount of $ 25,800 was recorded as general and administrative expenses.

On May 9, 2006, the Company issued to its legal advisor 65,374 shares of the Company's common stock in lieu of legal services. Related compensation in the amount of $ 33,341 was recorded as general and administrative expenses.

On June 7, 2006, the Company issued 50,000 shares of the Company’s common stock for filing services for 12 months. Related compensation in the amount of $ 24,500 was recorded as general and administrative expenses.

On May 5, 2006, the Company issued 200,000 shares of the Company’s common stock to its finance consultant for his services. Related compensation in the amount of $ 102,000 was recorded as general and administrative expenses.

On August 14, 2006, the Company issued 200,000 shares of the Company’s common stock to a service provider. Related compensation in the amount of $ 68,000 was recorded as general and administrative expenses.

On August 17, 2006, the Company issued 100,000 shares of the Company’s common stock to a service provider. Related compensation in the amount of $ 35,000 was recorded as general and administrative expenses.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except share data)

NOTE 7:-	STOCK CAPITAL (Cont.)

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

On January 3, 2007, the Company issued to its legal advisor 176,327 shares of the Company's common stock. The stocks are in lieu of $ 44,800 payable to the legal advisor. Related compensation in the amount of $ 49,372 was recorded as general and administrative expenses.

A summary of the Company's stocks award activity related to stocks issued to service providers, and related information is as follows:

	Three months ended March 31, 2007
	Amount of options	Weighted average issue price
		$

Outstanding at beginning of the period	2,307,129	$0.97
Issued	176,327	0.28

Outstanding at end of period	2,483,456	$0.92

d.	Stock-based compensation recorded by the Company in respect of stocks and warrants granted to service providers amounted to $ 557,857 for the three months ended March 31, 2007.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except share data)

NOTE 8:-	SUBSEQUENT EVENTS

a.
On April 1, 2007, the Company issued a $ 8,300 Convertible Promissory Note to a shareholder. Interest on the Note will accrue at the rate of 12% per annum and be due and payable in full on June 1, 2007 (the "Maturity Date"). The Note will become immediately due and payable upon the occurrence of certain Events of Default, as defined in the Note. The shareholder has the right at any time prior to the close of business on the Maturity Date to convert all or part of the outstanding principal and interest amount of the Note into shares of the Company's common stock (the "Common Stock"). The Conversion Price, as defined in the Note, will be 75% of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert but in no event the conversion price be greater than $0.35. The Conversion Price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

In addition, the Company granted to the shareholder warrants to purchase 8,300 shares of the Company's common stock at an exercise price of $ 0.45 per stock. The warrants are fully vested and are exercisable at any time after April 1, 2007 until the second anniversary of the issue date.

b.	On April 10, 2007, the Company issued a $ 25,000 Convertible Promissory Note to a third party. Interest on the Note will accrue at the rate of 8% per annum and will be due and payable in full on April 10, 2008. The Note will become immediately due and payable upon the occurrence of certain Events of Default, as defined in the Note. The third party has the right at any time prior to the close of business on the Maturity Date to convert all or part of the outstanding principal and interest amount of the Note into shares of the Company's common stock (the "Common Stock"). The Conversion Price, as defined in the Note, will be 75% of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert but in no event the conversion price be greater than $0.35. The Conversion Price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

In addition, the Company granted to the third party warrants to purchase 25,000 shares of the Company's common stock at an exercise price of $ 0.45 per stock. The warrants are fully vested and are exercisable at any time after April 10, 2007 until the second anniversary of the issue date.

c.	On April 12, 2007, the Company issued to its legal advisor 108,511 shares of the Company's common stock. The stocks are in lieu of $ 29,435 payable to the legal advisor.

d.	On April 12, 2007, the Company issued to its service providers 80,000 shares of the Company's common stock. The stocks are in lieu of $ 14,688 payable to the service provider.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars (except share data)

NOTE 8:-	SUBSEQUENT EVENTS (Cont.)

e.
On May 6, 2007, the Company issued a $ 250,000 Convertible Promissory Note to a third party. Interest on the Note will accrue at the rate of 8% per annum and will be due and payable in full on May 6, 2008. The Note will become immediately due and payable upon the occurrence of certain Events of Default, as defined in the Note. The third party has the right at any time prior to the close of business on the Maturity Date to convert all or part of the outstanding principal and interest amount of the Note into shares of the Company's common stock. The Conversion Price, as defined in the Note, will be 75% (60% upon the occurrence of an Event of Default) of the average of the last bid and ask price of the common stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert but in no event the conversion price be greater than $0.35. The Conversion Price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

In addition, the Company granted to the third party warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $ 0.45 per share. The warrants are fully vested and are exercisable at any time after May 6, 2007 until May 31, 2010.

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

Cash Requirements

At March 31, 2007, we had $97,528 in total current assets and $3,134,753 in total current liabilities and on May 10, 2007, we had approximately $154,000 in cash. We will need to raise additional funds through public or private debt or equity financings within the next month to meet our anticipated expenses so that we can execute our business plan. Although we have been seeking such additional financings, no commitments to provide additional funds have been made by management, other shareholders or third parties. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds in a timely manner, we will be unable to execute our business plan and we may be forced to cease our operations.

In order to execute our plan of operation for the coming year we will need to raise at least $5 million.

In the past, we have received loans from various investors. In connection with such loans, we have issued convertible notes. As of May 10, 2007, we owed certain investors approximately $750,000 in overdue payments under certain convertible notes. We are currently in discussions with such investors to obtain a deferral of these payments until we raise additional capital.

Under the Amended Research and License Agreement, we are obligated to pay Ramot $95,000 on a quarterly basis through April 2007, and, if certain research milestones are met, for an additional three-year period. If we fail to comply with these obligations to Ramot, Ramot may have the right to terminate the license. As of March 31, 2007, the Company owed Ramot $435,575 in (i) overdue payments under the Amended Research and License Agreement and (ii) patent fees. We are negotiating with Ramot to obtain a deferral of these payments until we raise additional capital. If we are unable to reach an agreement with Ramot and Ramot elects to terminate our license, we would need to change our business strategy entirely or would be forced to cease our operations.

Our other material cash needs for the next 12 months will include, among others, employee salaries and benefits, facility lease, capital equipment expenses, legal and audit fees, patent prosecution fees, consulting fees, payments for outsourcing of certain animal experiments and, possibly, upfront payments for in-licensing opportunities and payment for clinical trials in Europe or USA.

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

For the twelve months ending March 31, 2008, we estimate that our research and development costs will be approximately $3,000,000, excluding compensation expenses related to options and warrants. We intend to spend our research and development costs on the development of our core NurOwn™ technology by developing the cell differentiation process according to FDA and EMEA guidelines and to conduct the primate clinical trials in Spain. We intend to continue to fund our collaborators at the university lab and in parallel, we have constructed and set up a facility, which includes laboratories for continued development of our proprietary processes. We also intend to fund and finance collaborations with medical centers and strategic partners for future clinical trials.

General and Administrative Expenses

If we can successfully complete our financings, for the twelve months ending March 31, 2008, we estimate that our general and administrative expenses will be approximately $1,000,000 excluding compensation expenses related to options and warrants and shares . These expenses will include, among others, salaries, legal and audit expenses, business development, investor and public relations and office maintenance.

We do not expect to generate any revenues in the 12-month period ending March 31, 2008.

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

Purchase or Sale of Equipment

Our subsidiary leases a facility in Petach Tikva, Israel, which includes approximately 600 square meters of laboratory and office space. In May 2005, we completed leasehold improvements of the facility for which we paid the contractor approximately $368,000 and issued to the contractor fully vested options to purchase 30,000 shares of our common stock at an exercise price of $0.75 per share. The lessor has reimbursed us $82,000 in connection with these improvements. We relocated to the new facility in May 2005. As of March 31, 2007, we had purchased laboratory equipment and furniture for a total sum of approximately $260,000 and assuming we complete additional financings, we intend to purchase certain additional laboratory equipment at an estimated cost of $150,000.

Employees

We currently have eleven scientific and administrative employees. Assuming we consummate our intended financings, we expect to increase our staff significantly in the near future.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our report on Form 10-KSB for the transition period ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our transition report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The risk factors below were disclosed in our annual report on Form 10-KSB and have been updated to provide information as of March 31, 2007.

Our business in the foreseeable future will be based on technology licensed from Ramot and if this license were to be terminated for any reason, including failure to pay the required research funding or royalties, we would need to change our business strategy and we may be forced to cease our operations. The Original Ramot Agreement imposes on us development and commercialization obligations, milestone and royalty payment obligations and other obligations. In October 2004, we made payments to Ramot to cover the up-front license fee, reimbursement of certain patent expenses and initial research funding. Under the Amended Research and License Agreement, we are obligated to pay Ramot $95,000 on a quarterly basis through April 2007, and, if certain research milestones are met, we are obligated to pay Ramot such amount for an additional three-year period. If we fail to comply with these obligations to Ramot, Ramot may have the right to terminate the license. If Ramot elects to terminate our license, we would need to change our business strategy and we may be forced to cease our operations. As of March 31, 2007, we owe Ramot an aggregate amount of $435,575 in overdue payments and patent fees; we are negotiating with Ramot to obtain a deferral of these payments until we raise additional capital. In addition, on March 31, 2006, the Company entered into an Amendment Agreement (the “Amendment”) with Ramot and its designees relating to warrants to purchase an aggregate of 12,800,845 shares of the Company's common stock at a purchase price of $0.01 per share issued to Ramot and its designees in connection with the Original Ramot Agreement. The Amendment extended the date by which the shares underlying the warrants were to be registered by the Company for resale to no later than December 31, 2006. We have not yet registered the shares underlying the warrants for resale; therefore, Ramot may elect to terminate the license.

Our company has a history of losses and we expect to incur losses for the foreseeable future. We had no revenues for the fiscal years ended March 31, 2005 or March 31, 2006 or for the transition period from April 1, 2006 to December 31, 2006 or for the fiscal quarter ended March 31, 2007. As a development stage company, we are in the early stages of executing against our business plan. Our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. Most notably, we do not expect that any therapies resulting from our or our collaborators’ research and development efforts will be commercially available for a significant number of years, if at all. We also do not expect to generate revenues from strategic partnerships or otherwise for at least the next 12 months, and likely longer. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have an adverse impact on our working capital, total assets and stockholders’ equity, and we may never achieve profitability.

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

In November 2004 and February 2005, our Board of Directors adopted and ratified the 2004 Global Share Option Plan and the 2005 U.S. Stock Option Plan and Incentive Plan (the “Global Plan” and “U.S. Plan” respectively and the “Plans” together), and further approved the reservation of 9,143,462 shares of our common stock for issuance under the Plans (the “Shares”). Our shareholders approved the Plans and the issuance of the Shares in a special meeting of shareholders that was held on March 28, 2005. We have made and intend to make further option grants under the Plans or otherwise issue warrants or shares of our common stock to individuals under the Plans. For example, as of May 10, 2007:

•
under our Global Plan, we have granted and not canceled a total of 5,251,778 options with various exercise prices and expiration dates, to officers, directors, services providers, consultants and employees.

•	under our U.S. Plan we have issued an additional 1,530,000 shares of restricted stock and options for grants to Scientific Advisory Board members, service providers, consultants and directors.

Such issuances will, if and when made (and if options or warrants are subsequently exercised), dilute your percentage ownership in the Company.

As of May 10, 2007, we have issued convertible notes in an aggregate total of $1,908,300 to various investors. Each holder of a convertible note may choose to convert all or part of the outstanding principal and interest amount of such holder’s note into shares of our common stock on or prior to the maturity date of the respective note. The maximum number of shares, in the aggregate, that are issuable pursuant to outstanding convertible notes is 83,400,000.

As of May 10, 2007, we have issued 5,793,650 shares to investors, directors, service providers and consultants. When we register the shares or those underlying convertible securities for which we have undertaken to register, they can be sold in the public market. In addition, the shares that we will not register will become eligible for sale into the public market subject to and in accordance with applicable SEC rules and regulations, which provide exemptions from registration requirements. If any of the holders of these shares or convertible securities, or any of our existing stockholders, sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly.

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

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2007, in connection with a loan for an aggregate principal amount of $8,300 that we have undertaken, we issued to Zegal and Ross LLP a fully exercisable warrant to purchase 8,300 shares of our common stock at an exercise price of $0.45, which warrant has a term of two (2) years.

This transaction did not involve any underwriters, underwriting discounts or commissions and we believe that this transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

May 15, 2007	By:	/s/ Yoram Drucker
Name: Yoram Drucker Title: Chief Operating Officer (Principal Executive Officer)

May 15, 2007	By:	/s/ David Stolick
Name: David Stolick Title: Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
$250,000 8% Convertible Promissory Note, dated May 6, 2007, issued by the Company to ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 10, 2007 (File No. 333-61610).

10.2
Common Stock Purchase Warrant, dated May 6, 2007, issued by the Company to ACCBT Corp. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 10, 2007 (File No. 333-61610).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.