Form 10QSB
period 2007-06-30
BRAINSTORM CELL THERAPEUTICS INC
filed 2007-08-20
CIK 1137883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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
Yes ☐ No ☒

As of August 15, 2007, the number of shares outstanding of the Registrant's Common Stock, $0.00005 par value per share, was 32,904,762.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒.

TABLE OF CONTENTS

Page Number
PART I

Item 1. Financial Statements	4
Item 2. Plan of Operation	27
Item 3. Controls and Procedures	37

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 5. Other Information	37
Item 6. Exhibits	37

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

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2007

IN U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Statements of Changes in Stockholders' Equity (Deficiency)	7 - 8

Consolidated Statements of Cash Flows	9

Notes to Consolidated Financial Statements	10 - 26

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED BALANCE SHEETS

In U.S. dollars in thousands (except share and per share data)

	June 30,	December 31
	2007	2006
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4	$60
Restricted cash	32	32
Accounts receivable and prepaid expenses	87	42

Total current assets	123	134

LONG-TERM INVESTMENTS:
Prepaid expenses	8	8
Severance pay fund	45	38

	53	46

PROPERTY AND EQUIPMENT, NET	482	491

OTHER ASSETS, NET	20	52

Total assets	$678	$723

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Trade payables	$681	$721
Other accounts payable and accrued expenses	1,111	651
Short-term convertible loans	1,650	937
Short-term loan	206	189

Total current liabilities	3,648	2,498

ACCRUED SEVERANCE PAY	54	41

Total liabilities	$3,702	$2,539

STOCKHOLDERS' DEFICIENCY:
Stock capital: (Note 7)
Common stock of $ 0.00005 par value - Authorized: 800,000,000 shares at June 30, 2007 and December 31, 2006; Issued and outstanding: 25,302,066 and 24,201,812 shares at June 30, 2007 and December 31, 2006, respectively	1	1
Additional paid-in capital	26,095	24,427
Deficit accumulated during the development stage	(29,120)	(26,244)

Total stockholders' deficiency	(3,024)	(1,816)

Total liabilities and stockholders' deficiency	$678	$723

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

In U.S. dollars in thousands (except share data)

	Six months ended June 30,		Period from September 22, 2000 (inception date) through June 30,
	2007	2006	2007
	Unaudited		Unaudited

Operating costs and expenses:

Research and development	$618	$443	$2,934
Research and development expenses (income) related to stocks, warrants and options granted to employees and service providers	378	(537)	16,001
General and administrative	339	352	2,230
General and administrative expenses related to stocks, warrants and options granted to employees and service providers	866	1,217	6,045

Total operating costs and expenses	2,201	1,475	27,210

Financial expenses, net	664	64	1,681

	2,865	1,539	28,891
Taxes on income	11	16	65

Loss from continuing operations	2,876	1,555	28,956
Net loss from discontinued operations	-	-	164

Net loss	$2,876	$1,555	$29,120

Basic and diluted net loss per share from continuing operations	$0.12	$0.07

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	24,596,881	22,909,615

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

In U.S. dollars in thousands (except share data)

	Common stock
	Number	Amount	Additonal paid-in capital	Deferred stock-based compensation	Deficit accumulated during the development stage	Total stockholders' equity(deficiency)

Balance as of September 22, 2000 (date of inception)	-	$-	$-	$-	$-	$-

Stock issued on September 22, 2000 for cash at $ 0.00188 per stock	8,500,000	1	15	-	-	16
Stock issued on March 31, 2001 for cash at $ 0.0375 per stock	1,600,000	-	60	-	-	60
Contribution of capital	-	-	8	-	-	8
Net loss	-	-	-	-	(17)	(17)

Balance as of March 31, 2001	10,100,000	1	83	-	(17)	67

Contribution of capital	-	-	11	-	-	11
Net loss	-	-	-	-	(26)	(26)

Balance as of March 31, 2002	10,100,000	1	94	-	(43)	52

Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(47)	(47)

Balance as of March 31, 2003	10,100,000	1	109	-	(90)	20

2-for-1 stock split	10,100,000	-	-	-	-	-
Stock issued on August 31, 2003 to purchase mineral option at $ 0.065 per stock	100,000		6	-	-	6
Cancellation of stocks granted to Company's President	(10,062,000)	(1)	1	-	-	-
Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(73)	(73)

Balance as of March 31, 2004	10,238,000	-	131	-	(163)	(32)

Stock issued on June 24, 2004 for private placement at $ 0.01 per stock, net of $ 25,000 issuance expenses (Note 7c(1)(a))	8,510,000	1	60	-	-	61
Contribution of capital (Note 7b)	-	-	7	-	-	7
Stock issued in 2004 for private placement at $ 0.75 per unit (Note 7c(1)(a))	1,894,808		1,418	-	-	1,418
Cancellation of stocks granted to service providers	(1,800,000)	-		-	-	-
Deferred stock-based compensation related to options granted to employees	-	-	5,979	(5,979)	-	-
Amortization of deferred stock-based compensation related to stocks and options granted to employees (Note 7c(2))	-	-	-	584	-	584
Compensation related to stocks and options granted to service providers (Note 7c(3)(c))	2,025,000		17,506	-	-	17,506
Net loss	-	-	-	-	(18,840)	(18,840)

Balance as of March 31, 2005	20,867,808	1	25,101	(5,395)	(19,003)	704

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

In U.S. dollars in thousands (except share data)

	Common stock
	Number	Amount	Additional paid-in capital	Deferred stock-based compensation	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)

Balance as of March 31, 2005	20,867,808	1	$25,101	$(5,395)	$(19,003)	$704

Stock issued on May 12, 2005 for private placement at $ 0.8 per stock (Note 7c(1)(d))	186,875		149	-	-	149
Stock issued on July 27, 2005 for private placement at $ 0.6 per stock (Note 7c(1)(e))	165,000		99	-	-	99
Stock issued on September 30, 2005 for private placement at $0.8 per share(Note 7c(1)(f))	312,500		225	-	-	225
Stock issued on December 07, 2005 for private placement at $0.8 per share (Note 7c(1)(f))	187,500		135	-	-	135
Forfeiture of options granted to employees	-	-	(3,363)	3,363	-	-
Deferred stock-based compensation related to stocks and options granted to directors and employees	200,000		486	(486)	-	-
Amortization of deferred stock-based compensation related to options and stocks granted to employees and directors (Note 7c(2))	-	-	51	1,123	-	1,174
Stock-based compensation related to options and stocks granted to service providers (Note 7c(3)(c))	934,904		662	-	-	662
Reclassification due to application of EITF 00-19			(7,906)			(7,906)
Beneficial conversion feature related to a convertible bridge loan	-	-	164	-	-	164
Net loss	-	-	-	-	(3,317)	(3,317)

Balance as of March 31, 2006	22,854,587	1	15,803	(1,395)	(22,320)	(7,911)

Elimination of deferred stock compensation due to implementation of FAS 123(R)	-	-	(1,395)	1,395	-	-
Stock-based compensation related to stocks and options granted to directors and employees	200,000		1,168	-	-	1,168
Reclassification due to application of EITF 00-19	-	-	7,191	-	-	7,191
Stock-based compensation related to options and stocks granted to service providers (Note 7c)	1,147,225		453	-	-	453
Warrants issued to convertible note holder	-	-	11	-	-	11
Warrants issued to loan holder	-	-	110	-	-	110
Beneficial conversion feature related to convertible bridge loans	-	-	1,086	-	-	1,086
Net loss	-	-	-	-	(3,924)	(3,924)

Balance as of December 31, 2006	24,201,812	1	24,427	-	(26,244)	(1,816)

Stock-based compensation related to options and stocks granted to service providers (Note 7b)	464,095	-	714	-	-	714
Warrants issued to convertible note holder (Note 6)	-	-	84	-	-	84
Stock-based compensation related to stocks and options granted to directors and employees	200,000	-	530	-	-	530
Beneficial conversion feature related to convertible bridge loans (Note 6)	-		252			252
Conversion of convertible loans	436,159	-	88	-	-	88
Net loss	-	-	-	-	(2,876)	(2,876)

Balance as of June 30, 2007 (unaudited)	25,302,066	1	$26,095	$-	$(29,120)	$(3,024)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. dollars in thousands

	Six months ended June 30,		Period from September 22, 2000 (inception date) through June 30,
	2007	2006	2007
	Unaudited		Unaudited
Cash flows from operating activities:

Net loss	$(2,876)	$(1,555)	$(29,120)
Less - loss for the period from discontinued operations	-	-	164
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	93	35	298
Erosion of restricted cash	-	(2)	-
Accrued severance pay, net	6	4	9
Accrued interest on loans	104	75	184
Amortization of discount on short-term loans	502	103	1,353
Change in fair value of options and warrants	-	(795)	(795)
Expenses related to stocks and options granted to service providers	714	657	19,401
Amortization of deferred stock-based compensation related to options granted to employees and directors	530	738	3,455
Increase in accounts receivable and prepaid expenses	(45)	(41)	(86)
Increase (decrease) in trade payables	(40)	140	680
Increase (decrease) in other accounts payable and accrued expenses	460	(151)	1,106

Net cash used in continuing operating activities	(552)	(792)	(3,351)
Net cash used in discontinued operating activities	-	-	(23)

Total net cash used in operating activities (Note 1g)	(552)	(792)	(3,374)

Cash flows from investing activities:

Purchase of property and equipment	(39)	(104)	(618)
Restricted cash	-	-	(32)
Investment in lease deposit	-	1	(8)

Net cash used in continuing investing activities	(39)	(103)	(658)
Net cash used in discontinued investing activities	-	-	(16)

Total net cash used in investing activities	(39)	(103)	(674)

Cash flows from financing activities:

Proceeds from issuance of Common stock and warrants, net	-	-	2,087
Proceeds from loans, notes and issuance of warrants, net	535	1,098	1,922

Net cash provided by continuing financing activities	535	1,098	4,009
Net cash provided by discontinued financing activities	-	-	43

Total net cash provided by financing activities	535	1,098	4,052

Increase (decrease) in cash and cash equivalents	(56)	203	4
Cash and cash equivalents at the beginning of the period	60	289	-

Cash and cash equivalents at end of the period	$4	$492	$4

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

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

g.
As of June 30, 2007, the Company had accumulated deficit of $ 29,120, working capital deficiency of $ 3,525, incurred net loss of $ 2,876 and negative cash flows from operating activities in the amount of $ 552 for the six months ended June 30, 2007. In addition, the Company has not yet generated any revenues.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 1:-	GENERAL (Cont.)

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

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its fully owned subsidiary as of June 30, 2007 and for the six months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

NOTE 4:-	RESEARCH AND LICENSE AGREEMENT

The Company's total obligation to Ramot as of June 30, 2007, was $ 513 (see Note 8e).

NOTE 5:-	CONSULTING AGREEMENTS

The Company's total obligation to consultants as of June 30, 2007 was $ 120. (For the complete information regarding the research and license agreement, see Note 4 to the financial statements as of December 31, 2006).

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 6:-	SHORT-TERM CONVERTIBLE LOANS

a.
On April 10, 2007, the Company issued a $ 25 Convertible Promissory Note to a third party. Interest on the note will accrue at the rate of 8% per annum and will be due and payable in full on April 10, 2008. The note will become immediately due and payable upon the occurrence of certain Events of Default, as defined in the note. The third party has the right at any time prior to the close of business on the Maturity Date to convert all or part of the outstanding principal and interest amount of the note into shares of the Company's Common stock (the "Common stock"). The Conversion Price, as defined in the note, will be 75% (60% upon the occurrence of an Event of Default) of the average of the last bid and ask price of the Common stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert, but in no event the conversion price be greater than $ 0.35 or more than 1,000,000 shares of Common stock be issued. The Conversion Price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

In addition, the Company granted to the shareholder warrants to purchase 25,000 of the Company's Common stock at an exercise price of $ 0.45 per stock. The warrants are fully vested and are exercisable at any time after April 10, 2007, until the second anniversary of the issue date. The fair value of the warrants amounts to $ 6.

In accordance with APB 14, the Company allocated the proceeds of convertible note issued with detachable warrants granted based on the relative fair values of the two securities at time of issuance. As a result, the Company recorded in its statement of changes in shareholders' equity an amount of $ 4, in respect to the warrants and the convertible note was recorded in the amount of $ 21.

The conversion feature, in the amount of $ 8, embedded in the note was calculated based on a conversion rate of 75%. The amount was recorded as discount on the note against additional paid-in capital and is amortized to financial expenses over the note period.

The balance as of June 30, 2007, is comprised as follows:

Note	$21
Discount	(6)
Accrued interest	*) -

$15

*) Represents an amount lower than $ 1.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 6:-	SHORT-TERM CONVERTIBLE LOANS (Cont.)

b.
On May 6, 2007, the Company issued a $ 250 Convertible Promissory Note to a third party. Interest on the note will accrue at the rate of 8% per Annum and will be due and payable in full on May 6, 2008. The note will become immediately due and payable upon the occurrence of certain Events of Default, as defined in the note. The third party has the right at any time prior to the close of business on the Maturity Date to convert all or part of the outstanding principal and interest amount of the note into shares of the Company's Common stock (the "Common stock"). The Conversion Price, as defined in the note, will be 75% (60% upon the occurrence of an Event of Default) of the average of the last bid and ask price of the Common stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert but in no event the conversion price be greater than $ 0.35 or more than 5,000,000 shares of Common stock be issued. The Conversion Price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

In addition, the Company granted to the third party warrants to purchase 250,000 shares of the Company's Common stock at an exercise price of $ 0.45 per stock. The warrants are fully vested and are exercisable at any time after May 6, 2007 until May 31, 2010. The fair value of the warrants amounts to $ 82.

In accordance with APB 14, the Company allocated the proceeds of convertible note issued with detachable warrants granted based on the relative fair values of the two securities at time of issuance. As a result the Company recorded in its statement of changes in shareholders' equity an amount of $ 46, in respect to the warrants and the convertible note was recorded in the amount of $ 204.

The conversion feature, in the amount of $ 83, embedded in the note was calculated based on a conversion rate of 75%. The amount was recorded as discount on the note against additional paid-in capital and is amortized to financial expenses over the note period.

The balance as of June 30, 2007, is comprised as follows:

Note	$204
Discount	(71)
Accrued interest	3

$136

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

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

b.
The former president of the Company donated services valued at $ 6 and rent valued at $ 2 for the six months ended September 30, 2004. These amounts were charged to the statement of operations as part of discontinued operations and classified as additional paid in capital in the stockholders' equity.

c.	Issuance of stocks, warrants and options:

1.	Private placements

a)	On June 24, 2004, the Company issued to investors 8,510,000 shares of Common stock for total proceeds of $ 60 (net of $ 25 issuance expenses).

b)
On February 23, 2005, the Company completed a private placement round for sale of 1,894,808 units for total proceeds of $ 1,418. Each unit consists of one share of Common stock and a three year warrant to purchase one share of Common stock at $ 2.50 per share. This private placement was consummated in four tranches which closed in October 2004, November 2004 and February 2005.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 7:-	STOCK CAPITAL (Cont.)

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

d)	On May 12, 2005, the Company issued to a certain investor 186,875 shares of its Common stock for total proceeds of $ 149 at a price per stock of $ 0.8.

e)	On July 27, 2005, the Company issued to certain investors 165,000 shares of its Common stock for total proceeds of $ 99 at a price per stock of $ 0.6.

f)
On August 11, 2005, the Company signed a private placement agreement ("PPM") with investors for the sale of up to 1,250,000 units at a price per unit of $ 0.8. Each unit consists of one share of Common stock and one warrant to purchase one share of Common stock at $ 1.00 per share. The warrants are exercisable for a period of three years from issuance. On September 30, 2005, the Company sold 312,500 units for total net proceeds of $ 225. On December 7, 2005, the Company sold 187,500 units for total net proceeds of $ 135.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 7:-	STOCK CAPITAL (Cont.)

As of June 30, 2007, 2,161,684 options are available for future grants.

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

On June 22, 2006, the Company entered into an amendment to the Company's option agreement with two of its employees. The amendment changes the exercise price of 270,000 options granted to them to $ 0.15 per share from $ 0.75 per share. The excess of the fair value resulting from the modification amounts to $ 2 is recorded as general and administration expense over the remaining vesting period of the option.

On September 17, 2006, the Company entered into an amendment to the Company's option agreement with one of its directors. The amendment changes the exercise price of 100,000 options granted to them to $ 0.15 per share from $ 0.75 per share.

On March 21, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of its Common stock, at an exercise price of $ 0.15. The option is fully vested and is exercisable for a period of 10 years. The Compensation related to the options in the amount of $ 43 was recorded as general and administrative expenses.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 7:-	STOCK CAPITAL (Cont.)

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	Six months ended June 30, 2007
	Amount of options	Weighted average exercise price
		$

Outstanding at beginning of the period	2,850,760	$0.188
Granted	890,000	0.434
forfeited	-	-

Outstanding at end of period	3,740,760	$0.247

Vested and expected-to-vest options at end of period	2,534,381	$0.178

Compensation expenses recorded by the Company in respect to its stock based employee compensation award in accordance with SFAS-123(R) for the six months ended June 30, 2007, amounted to $ 530.

b)	Restricted shares to directors:

On May 27, 2005, the Company issued to two of its directors 200,000 restricted shares of Common stock (100,000 each). The restricted shares are subject to the Company's right to repurchase them at a purchase price of par value ($ 0.00005). The restrictions on the shares shall lapse in three annual and equal portions commencing with the grant date.

On May 2, 2006, the Company issued to two of its directors 200,000 restricted shares of Common stock (100,000 each). The restricted shares are subject to the Company's right to repurchase them at a purchase price of par value ($ 0.00005). The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date. The compensation related to the stocks issued amounted to $ 104, which will be amortized over the vesting period as general and administrative expenses.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 7:- STOCK CAPITAL (Cont.)

On April 20, 2007, based on board resolution dated March 21, 2007, the Company issued to its director 100,000 restricted shares of Common stock. The restricted shares are subject to the Company's right to repurchase them at a purchase price of par value ($ 0.00005). The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date. The compensation related to the shares issued amounted to $ 47, which will be amortized over the vesting period as general and administrative expenses.

In addition, on April 20, 2007, based on board resolution dated March 21, 2007, the Company issued to another director 100,000 restricted shares of Common stock. The restricted shares are not subject to any right to repurchase, and the compensation related to the shares issued amounted to $ 47 was recorded as prepaid general and administrative expenses as of six months ended June 30, 2007.

3.	Stocks and warrants to service providers and investors:

The Company accounts for stock option and warrant grants issued to non-employees using the guidance of SFAS No. 123(R), "Accounting for Stock-Based Compensation" and EITTF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," whereby the fair value of such option and warrant grants is determined using the Black-Scholes options pricing model at the earlier of the date at which the non-employee's performance is completed or a performance commitment is reached.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 7:-	STOCK CAPITAL (Cont.)

a)	Warrants:

Issuance date	Number of warrants	Exercise price	Warrants exercisable	Exercisable through

November 2004	12,800,845	$0.01	12,800,845	November 2010
December 2004	1,800,000	$0.00005	1,800,000	December 2014

	14,600,845		14,600,845

February 2005, see c(1)	1,894,808	$2.5	1,894,808	February 2008
May 2005	47,500	$1.62	47,500	May 2010
June 2005	30,000	$0.75	30,000	June 2010
August 2005	70,000	$0.15	70,000	August 2008
September 2005	3,000	$0.15	3,000	September 2008
September 2005	36,000	$0.75	21,929	September 2010
September - December 2005	500,000	$1	500,000	September - December 2008
December 2005	20,000	$0.15	20,000	December 2008
December 2005	457,163	$0.15	235,053	July 2010

	17,659,316		17,423,135

February 2006	230,000	$0.65	76,666	February 2008
February 2006	40,000	$1.5	40,000	February 2011
February 2006	8,000	$0.15	8,000	February 2011
February 2006	189,000	$0. 5	189,000	February 2009
May 2006	50,000	$0.0005	50,000	May 2016
May -December 2006	48,000	$0.35	48,000	May - December 2011
May -December 2006	48,000	$0.75	48,000	May - December 2011
May 2006	200,000	$1	200,000	May 2011
June 2006	24,000	$0.15	24,000	June 2011
May 2006	19,355	$0.15	19,355	May 2011
October 2006	630,000	$0.3	630,000	October 2009
December 2006	200,000	$0.45	200,000	December 2008

	19,345,671		18,956,156

March 2007	200,000	$0.47	200,000	March 2012
March 2007	500,000	$0.47	46,119	March 2017
March 2007	50,000	$0.15	50,000	March 2010
March 2007	15,000	$0.15	0	February 2012
February 2007	50,000	$0.45	50,000	February 2009
March 2007	225,000	$0.45	225,000	March 2009
March 2007	50,000	$0.45	50,000	March 2010
April 2007	33,300	$0.45	33,300	April 2009
May 2007	250,000	$0.45	250,000	May 2010

	20,718,971		19,860,575

The fair value of warrants which became vested during the six months period ended June 30, 2007, amounted to $ 296.

During the period from September 27, 2000 (inception) through June 30, 2007, no warrants, granted to service providers, were exercised or forfeited.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 7:-	STOCK CAPITAL (Cont.)

The fair value for the warrants to service providers was estimated on the date of grant using Black-Scholes option pricing model, with the following weighted-average assumptions for the six months ended June 30, 2007, weighted average volatility of 115%, risk-free interest rates of 4.61% dividend yields of 0% and a weighted average life of the options of 7 years.

b)	Stocks:

On June 1 and June 4, 2004, the Company issued 40,000 and 150,000 shares of Common stock, respectively for filing, legal and due-diligence services completed over a 12-month period with respect to a private placement. Compensation expenses related to filing services, totaling $ 26, are amortized over a 12-month period. Compensation expenses related to legal services, totaling $ 105 were recorded as equity issuance cost and did not affect the statement of operations.

On July 1 and September 22, 2004, the Company issued 20,000 and 15,000 shares of Common stock to a former director for financial services for the first and second quarters of 2004, respectively. Compensation expenses of $ 39 were recorded as general and administrative expenses.

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

In March and April 2005, the Company signed an agreement with four members of its Scientific Advisory Board according to which the Company issued to the members of the Scientific Advisory Board 400,000 shares of restricted stock at a purchase price of $ 0.00005 par value under the U.S. Stock Option and Incentive Plan (100,000 each). The restricted shares will be subject to the Company's right to repurchase them if the grantees cease to be members of the Company's Advisory Board for any reason. The restrictions on the shares shall lapse in three annual and equal portions commencing with the grant date.

In July 2005, the Company issued to its legal advisors 50,000 shares of Common stock for legal services for 12 months. The compensation related to the stocks in the amount of $ 38 was recorded as general and administrative expenses.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 7:-	STOCK CAPITAL (Cont.)

In January 2006, the Company issued to two service providers 350,000 restricted shares of Common stock at a purchase price of $ 0.00005 par value under the U.S Stock Option and Incentive Plan of the Company. The restricted shares are subject to the Company's right to repurchase them within 12 months of the grant date as follows: (i) in the event that the service providers breach their obligations under the agreement, the Company shall have the right to repurchase the restricted shares at a purchase price equal to the par value; and (ii) in the event that the service providers have not breached their obligations under the service agreements the Company shall have the right to repurchase the restricted shares at a purchase price equal to the fair market value of the restricted shares. The compensation related to the restricted shares in the amount of $ 23 was recorded as general and administrative expenses.

On March 6, 2006, the Company issued to its legal advisor 34,904 shares of the Company’s Common stock. The shares are in lieu of $ 19 payable to the legal advisor. Related compensation, in the amount of $ 19 was recorded as general and administrative expenses.

On April 13, 2006, the Company issued to service providers 60,000 shares of the Company’s Common stock at a purchase price of $ 0.00005 par value under the U.S Stock Option and Incentive Plan of the Company. Related compensation in the amount of $ 26 was recorded as general and administrative expenses.

On May 9, 2006, the Company issued to its legal advisor 65,374 shares of the Company's Common stock in lieu of legal services. Related compensation in the amount of $ 33 was recorded as general and administrative expenses.

On June 7, 2006, the Company issued 50,000 shares of the Company’s Common stock for filing services for 12 months. Related compensation in the amount of $ 25 was recorded as general and administrative expenses.

On May 5, 2006, the Company issued 200,000 shares of the Company’s Common stock to its finance consultant for his services. Related compensation in the amount of $ 102 was recorded as general and administrative expenses.

On August 14, 2006, the Company issued 200,000 shares of the Company’s Common stock to a service provider. Related compensation in the amount of $ 68 was recorded as general and administrative expenses.

On August 17, 2006, the Company issued 100,000 shares of the Company’s Common stock to a service provider. Related compensation in the amount of $ 35 was recorded as general and administrative expenses.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 7:-	STOCK CAPITAL (Cont.)

On September 17, 2006, the Company issued to its legal advisor 231,851 shares of the Company's Common stock. The stocks are in lieu of $ 63 payable to the legal advisor.

During April 1 and September 30, 2006, the Company issued to its business development advisor, based on the agreement, 240,000 shares of the Company's Common stock. Related compensation in the amount of $ 74 was recorded as general and administrative expenses.

On January 3, 2007, the Company issued to its legal advisor 176,327 shares of the Company's Common stock. The stocks are in lieu of $ 45 payable to the legal advisor. Related compensation in the amount of $ 49 was recorded as general and administrative expenses.

On April 12, 2007, the Company issued to its filing and printing service providers 80,000 shares. The shares issued in lieu of $ 15 payable to the service provider. Compensation of $ 30 was recorded as general and administrative expenses.
In addition, the Company is obligated to issue the filing and printing service providers additional shares, in the event that the total value of the shares hereby issued (as quoted on the Over-the-Counter Bulletin Board or such other exchange where the Common stock is quoted or listed) is less than $20, on March 20, 2008. In no event shall the Company issue more than 30,000 additional shares to the service providers.
As a result, the Company recorded a liability in the amount of $20.

On April 12, 2007, the Company issued to its legal advisor 108,511 shares of the Company's Common stock. The stocks are in lieu of $ 29 payable to the legal advisor. Related compensation in the amount of $ 40 was recorded as general and administrative expenses.

On May 18, 2007, the Company issued to its legal advisor 99,257 shares of the Company's Common stock. The stocks are in lieu of $ 33, payable to the legal advisor. Related compensation in the amount of $ 33 was recorded as general and administrative expenses

Pursuant to the terms of a $50 Convertible Promissory Note, issued on February 5, 2007, to a certain shareholder, the Company received a written notice on May 28, 2007 from the shareholder to convert the entire accrued principal and interest amount of the convertible note into shares of the Company’s Common stock. As a result, the Company issued 210,812 shares of the Company’s Common stock to the shareholder.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 7:-	STOCK CAPITAL (Cont.)

Pursuant to the terms of a $50 Convertible Promissory Note, issued on March 14, 2007, to a third party, the Company received a written notice on June 27, 2007 from the shareholder to convert the entire accrued principal and interest amount of the convertible note into shares of the Company’s Common stock. As a result, the Company issued 225,346 shares of the Company’s Common stock to the shareholder.

A summary of the Company's stocks award activity related to stocks issued to service providers, and related information is as follows:

	Six months ended June 30, 2007
	Amount of shares	Weighted average issue price
		$

Outstanding at beginning of the period	2,307,129	0.97
Issued	464,095	0.33

Outstanding at end of period	2,771,224	0.86

c.	Stock-based compensation recorded by the Company in respect of stocks and warrants granted to service providers amounted to $ 734 for the six months ended June 30, 2007.

NOTE 8:-	SUBSEQUENT EVENTS

a.
On July 3, 2007, the Company issued a $ 30 Convertible Promissory Note to a shareholder. Interest on the Note will accrue at the rate of 8% per annum and will be due and payable in full on July 3, 2008. The Note will become immediately due and payable upon the occurrence of certain Events of Default, as defined in the Note. The third party has the right at any time prior to the close of business on the Maturity Date to convert all or part of the outstanding principal and interest amount of the Note into shares of the Company's Common stock (the "Common stock"). The Conversion Price, as defined in the Note, will be 75% (60% upon an event of default) of the average of the last bid and ask price of the Common stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert but in no event the conversion price be greater than $ 0.35 or more than 1,000,000 shares of Common stock be issued. The Conversion Price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

In addition, the Company granted to shareholder warrants to purchase 30,000 shares of the Company's Common stock at an exercise price of $ 0.45 per stock. The warrants are fully vested and are exercisable at any time after July 3, 2007, until the second anniversary of the issue date.

The Company agreed to pay finder's fee of $ 3.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 8:-	SUBSEQUENT EVENTS (Cont.)

b.
On July 3, 2007, the Company issued a $ 100 Convertible Promissory Note to a third party. Interest on the Note will accrue at the rate of 8% per annum and will be due and payable in full on July 3, 2008. The Note will become immediately due and payable upon the occurrence of certain Events of Default, as defined in the Note. The third party has the right at any time prior to the close of business on the Maturity Date to convert all or part of the outstanding principal and interest amount of the Note into shares of the Company's Common stock (the "Common stock"). The Conversion Price, as defined in the Note, will be 75% of the average of the last bid and ask price of the Common stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert but in no event the conversion price be greater than $ 0.35 or more than 2,000,000 shares of Common stock be issued. The Conversion Price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

In addition, the Company granted to the third party warrants to purchase 100,000 shares of the Company's Common stock at an exercise price of $ 0.45 per stock. The warrants are fully vested and are exercisable at any time after July 3, 2007 until the third anniversary of the issue date.

The Company agreed to pay finder's fee of $ 10.

c.	On July 1, 2007, the Company’s board of directors reached the following resolutions:

1.	Issuance of 380,000 shares of Common stock of the Company to certain service providers.
2.	Issuance of 1,250,000 shares to service provider as a finder fee for introduction to investor (see Note 8d).
3.
Granting of options to purchase 750,000 shares of Common stock of the Company, to its consultants and employees at an exercise price of $ 0.39. The options shall be vested in equal portions in 36 months from the day of grant and be exercisable for a period of 10 years.

4.
Grant of options to purchase 100,000 shares of Common stock of the Company to one of its directors at an exercise price of $ 0.15. The options shall be fully vested from the grant date and be exercisable for a period of 10 years.

5.	Issuance of 200,000 restricted shares to two of the Company’s directors.
6.	Confirming the investment agreement with new investor for up to 5 millions dollar (see Note 8d).
7.	Appointment of Chaim Lebovits as the president of the Company.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 8:-	SUBSEQUENT EVENTS (Cont.)

d.
On July 2, 2007 the Company entered into an investment agreement, pursuant to which the Company agreed to sell up to 27,500,000 shares of the Company’s Common stock, for an aggregate subscription price of up to $5.0 million and warrants to purchase up to 30,250,000 shares of Common stock. Separate closings of the purchase and sale of the shares and the warrants shall take place as follows:

Purchase date	Purchase price	Number of subscription shares	Number of warrant shares

August 30, 2007	$1,250,000 (includes $250,000 that paid as a convertible loan (Note 6b))	6,875,000	7,562,500
November 15, 2007	$750,000	4,125,000	4,537,500
February 15, 2008	$750,000	4,125,000	4,537,500
May 15, 2008	$750,000	4,125,000	4,537,500
July 30, 2008	$750,000	4,125,000	4,537,500
November 15, 2008	$750,000	4,125,000	4,537,500

At each closing date, the Company shall deliver to the investor the number of shares and warrants, subject to customary closing conditions and the delivery of funds, described above. The warrants shall have the following exercise prices: (i) the first 10,083,333 warrants will have an exercise price of $ 0.20 per stock; (ii) the next 10,083,333 warrants will have an exercise price of $ 0.29 per stock; and (iii) the final 10,083,334 Warrants issued will have an exercise price of $ 0.36 per stock. Each warrant issued pursuant to the Subscription Agreement will expire on November 5, 2011.

Upon the first payment, on August 30 ,2007, the investor will surrender to the Company the form of promissory note and warrants issued to the Investor on May 6, 2007 (Note 6b), whereupon such promissory note and warrants will be deemed null and void.

In connection with the Agreement, the Company agreed to issue, upon the first closing date, as a finder's fee, 1,250,000 shares of Common stock of the Company to a third party.

On August 20, 2007, the investor paid $1,000,000 as an advance for the first payment, and the Company issued to the investor an aggregate of 6,875,000 shares of common stock and a warrant to purchase 7,562,500 shares of the Company's common stock at an excercise price of $0.20 per share. The warrant may be exercised at any time and expires on November 5, 2011.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 8:-	SUBSEQUENT EVENTS (Cont.)

e.
On July 26, 2007 the Company entered into a Second Amended and Restated Research and License Agreement with Ramot. On August 1, 2007, the Company obtained a waiver and release from Ramot pursuant to which Ramot agreed to an amended payment schedule regarding the Company payment obligations under the amended license agreement, dated March 30, 2006, and waived all claims against the company resulting from the Company's previous defaults and non-payment under the original and first amended license agreement. The payments described in the waiver and release cover all of payment obligations that were past due and not yet due pursuant to the original license agreement. The waiver and release amends and restates the original payment schedule under the license agreement as follows:

Payment date	Amount

September 5, 2007	100,000
November 20, 2007	150,000
February 20, 2008	150,000
May 20, 2008	150,000
August 4, 2008	90,000

In addition, in the event that the "research period", as defined in the license agreement, is extended for an additional three year period in accordance with the terms of the license agreement, then the Company is obligated to the following payments to Ramot during the first year of the extended research period:

Payment date	Amount

August 4, 2008	60,000
November 20, 2008	150,000
February 20, 2009	170,000

If the Company fails to make a payment to Ramot on any required payment date, and the Company does not cure the default within seven business days of notice of the default, all claims of Ramot against the Company, which were waived and released, by the waiver and release, will be reinstated.

In addition, on August 1, 2007, the Company entered into the Second Amended and Restated Registration Rights Agreement with Ramot. According to the Second Amended and Restated Registration Rights Agreement, Ramot waived their demand for registration rights, according to the amended registration rights agreement dated March 31, 2006, and instead agreed to piggyback registration rights in the event that the Company files a registration statement (subject to customary exceptions).

Item 2. Plan of Operation.

Company Overview

Brainstorm Cell Therapeutics Inc. (“Brainstorm” or the “Company”) is an emerging company developing stem cell therapeutic products based on breakthrough technologies enabling the in vitro differentiation of bone marrow stem cells to neural-like cells. We aim to become a leader in adult stem cell transplantation for neurodegenerative diseases. Our focus is on utilizing the patient’s own bone marrow stem cells to generate neuron-like cells that may provide an effective treatment initially for Parkinson’s disease (PD) and ALS, and thereafter for Multiple Sclerosis and other neurodegenerative disorders.

Recent Developments

New President and Board Member

On July 2, 2007, Chaim Lebovits was appointed the President of the Company.

On July 16, 2007, the Board of Directors of the Company increased the size of the Board to four members and elected Mr. Moshe Lion to the Board.

New Advisory Board

In August 2007, we established an Advisory Board comprised of world class business leaders. The Advisory Board is still in development, and we are working to add additional qualified members.

Research Developments

On February 8, 2007 in laboratories at the University of Navarra, Pamplona, Spain, Prof. Jose Obeso transplanted the subject, a healthy monkey, with our human bone marrow derived mesenchymal stem cells. The stem cells had been induced to differentiate into neurotrophic factor-producing cells, according to the protocol developed at our laboratories in Israel. The monkey was treated daily with cyclosporine to prevent rejection of the human originating cells by its immune system, and was monitored for a variety of parameters for a period of three months. Throughout this phase, the monkey appeared well and in good health, with a usual appetite, and with no apparent change in physical and behavioral parameters. Blood tests, an MRI of the monkey's brain and an autopsy examination of the internal organs were also found to be normal.

Additionally, brain tissues from the monkey were examined by Prof. Jeffrey Kordower (Rush University, Chicago, USA). A few human originating cells were detected in sections of the monkey's brain by staining the sections with an antibody, which can distinguish between the monkey's own brain cells and the human transplanted cells. The human transplanted cells were surrounded by macrophages, which may indicate a reaction of the monkey's immune system to the transplanted human cells and their initial rejection. Our approach would involve autologous transplantation (i.e., the use of the patient's own bone marrow-derived stem cells). With this strategy, no rejection is expected and there will be no need to suppress the immune system by medications that often cause severe side effects.

Two additional normal monkeys recently underwent transplantation in Pamplona with our human stem cells. The monkeys will also be monitored for a period of three months for collection of additional data; so far, the monkeys are in good health.

Double U Master Fund

In July 2007, we entered into a letter agreement with Double U Master Fund L.P. pursuant to which we agreed to issue to Double U an aggregate of 630,000 shares of common stock upon exercise of a common stock purchase warrant dated as of October 3, 2006 held by Double U. In lieu of paying the purchase price for the shares in cash, Double U agreed to waive the repayment of the promissory note we issued to Double U on February 1, 2006 in the principal amount of $189,000, except for accrued interest of $17,340. Upon payment of the accrued interest and issuance of the 630,000 shares to Double U, all of our obligations owed to Double U under the February 1, 2006 note and the common stock purchase warrant were satisfied in full.

Second Amended License Agreement with Ramot at Tel Aviv University Ltd.

We entered into a Second Amended and Restated Research and License Agreement with Ramot at Tel Aviv University Ltd. on July 26, 2007. Like the original license agreement with Ramot, the amended license agreement imposes on us development and commercialization obligations, milestone and royalty payment obligations and other obligations. As of June 30, 2007, we owed Ramot an aggregate of $513,249 in overdue payments and patent fees under the original license agreement with Ramot. On August 1, 2007, we obtained a waiver and release from Ramot pursuant to which Ramot agreed to an amended payment schedule regarding our payment obligations under the amended license agreement and waived all claims against us resulting from our previous breaches, defaults and non-payment under the original license agreement. The payments described in the waiver and release cover all of our payment obligations (including interest) that were past due and not yet due pursuant to the original license agreement. The waiver and release amends and restates the original payment schedule under the license agreement as follows:

Payment Date	Amount
September 5, 2007	$100,000
November 20, 2007	$150,000
February 20, 2008	$150,000
May 20, 2008	$150,000
August 4, 2008	$90,000

In addition, in the event that the “research period”, as defined in the license agreement, is extended for an additional three year period in accordance with the terms of the license agreement, then we must make the following payments to Ramot during the first year of the extended research period:

Payment Date	Amount
August 4, 2008	$60,000
November 20, 2008	$150,000
February 20, 2009	$170,000

If we fail to make a payment to Ramot on any required payment date, and we do not cure the default within seven business days of notice of the default, all claims of Ramot against us which were waived and released by the waiver and release will be reinstated.

In addition, on August 1, 2007, we entered into the Second Amended and Restated Registration Rights Agreement with Ramot. The amended Registration Rights Agreement provides Ramot with demand and piggyback registration rights whereby if we propose to register any of our common stock under the Securities Act of 1933, as amended, for sale for our own account including for the account of any of our shareholders or for ACCBT Corp.’s account in connection with the public offering of such common stock, then Ramot may request that the we file, or include within a registration statement to be filed, the shares of common stock underlying the warrants held by Ramot.

Investment Agreement with ACCBT Corp.

On July 2, 2007, we entered into a subscription agreement with ACCBT Corp., a company under the control of Mr. Chaim Lebovits, our newly appointed President, pursuant to which we agreed to sell (i) up to 27,500,000 shares of our common stock for an aggregate subscription price of up to $5.0 million, and (ii) for no additional consideration, warrants to purchase up to 30,250,000 shares of our common stock. Subject to certain closing conditions, separate closings of the purchase and sale of the shares and the warrants are scheduled to take place from August 30, 2007 through November 15, 2008. The warrants will have the following exercise prices: (i) the first 10,083,333 warrants will have an exercise price of $0.20; (ii) the next 10,083,333 warrants will have an exercise price of $0.29; and (iii) the final 10,083,334 warrants will have an exercise price of $0.36. Because of our recent resolution and restructuring of the amounts owed by us to Ramot under the Ramot license agreement, ACCBT elected to accelerate the date of the first closing under the subscription agreement from August 30, 2007 to August 10, 2007. Therefore, on August 20, 2007, we received an aggregate of $1,000,000 from ACCBT, and we will issue to ACCBT an aggregate of 6,875,000 shares of common stock and a warrant to purchase an aggregate of 7,562,500 shares of common stock.

As a condition to each closing under the subscription agreement, the market price per share of our common stock may not be 10% less than the bid price per share under the subscription agreement on any trading day between 30 and 10 days prior to any given closing date. If at any time prior to the first closing date we issue shares of common stock or others securities convertible into, exercisable or exchangeable for common stock, then the number of shares to be issued to ACCBT under the subscription agreement and the price per share will be adjusted so that ACCBT will have the right to purchase up to 52.35% of our equity on a fully diluted as converted basis (assuming ACCBT purchases all of the shares and exercises in full all of the warrants subject to the subscription agreement) and 50.02% of the issued and outstanding shares of our common stock (assuming ACCBT invests the full $5.0 million).

Pursuant to the subscription agreement, ACCBT and certain other security holders of the Company holding at least 31% of the issued and outstanding shares of our common stock entered into a Security Holders Agreement. The security holders party to the Security Holders Agreement agreed, upon the payment by ACCBT of its first $1.0 million under the subscription agreement, to vote all of their shares such that ACCBT’s nominees to our Board of Directors will constitute a minimum of 40% of the Board of Directors, and, upon the payment by ACCBT of its second $1.0 million, to vote all of their shares such that ACCBT’s nominees will constitute a minimum of 50.1% of the Board of Directors. However, if ACCBT stops making payments after the first closing date such that ACCBT pays us less than $4.0 million, ACCBT will be entitled to appoint only 40% of the members of our Board of Directors.

The security holders party to the Security Holders Agreement also agreed, for so long as ACCBT holds at least 5% of the issued and outstanding shares of our common stock, not to vote any of their shares to approve the following matters, without the written consent of ACCBT: (i) any change in our certificate of incorporation or bylaws, or alteration of our capital structure; (ii) the declaration or payment of a dividend or the making of any distributions; (iii) the taking of any steps to liquidate, dissolve, wind-up or otherwise terminate our corporate existence; or (iv) the entering into any transaction the effect of which would place control of our business in the hands of an arm’s length third party.

In connection with the subscription agreement, we agreed to issue, upon the first closing date, as a finder’s fee, 1,250,000 shares of our common stock to Tayside Trading Ltd. or its registered assigns.

Transfer of Warrant from Ramot at Tel Aviv University Ltd. to ACCBT Corp.

Pursuant to the terms of a Warrant Purchase Agreement, dated August 2, 2007, between Ramot at Tel Aviv University Ltd. and ACCBT Corp., Ramot has agreed to transfer and sell to ACCBT (or to certain parties that may be designated by ACCBT), a warrant to purchase an aggregate of 3,181,925 shares of our common stock for an aggregate purchase price of $636,385. The warrant is exercisable at any time for an exercise price per share equal to $0.01. The warrant will expire on November 4, 2010. The closing of the transfer and sale of the warrant from Ramot to ACCBT is expected to take place on August 31, 2007.

Accrued Interest Owed to Zegal & Ross Capital

We owe an aggregate of $80,000 to Zegal & Ross Capital and Mark Zegal under various outstanding promissory notes issued by us to Zegal & Ross Capital and Mark Zegal. In August 2007, Zegal & Ross Capital and Mr. Zegal each agreed to waive the payment by us of all accrued interest under the outstanding promissory notes, which accrued interest was $5,800 as of August 1, 2007.

Adult Stem Cell Therapy

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

Approximately 5,600 people in the U.S. are diagnosed with ALS each year. It is estimated that as many as 30,000 Americans may have the disease at any given time, with 100,000 across the western world. Consequently, the total estimated cost of treating ALS patients in the United States is approximately $1.25 billion per year and $3 billion per year in the western world.

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

o The NurOwn TM technology for generating oligodendrocyte-like cells treatment of medical conditions of the CNS is covered by PCT patent application number PCT/IL2006/001410 filed on December 7, 2006.

o We have filed for a trademark on NurOwnTM.

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

•	To verify the robustness and the reproducibility of the process;

•	To further repeat the process using bone marrow from Parkinson’s patients;

•	To conduct large efficacy studies in animal models of PD (such as mice and rats) in order to further evaluate the engraftment, survival and efficacy of our astrocyte-like cell in these models;

•	To finish conducting safety and efficacy studies in primates-monkeys;

•	To conduct a full tumorgenicity study in animals;

•	To generate process SOPs, protocols and reports for the file submission;

•	To finalize analytical methodology and product specifications to be used as release criteria of the final cell product for clinical trials in humans;

•	To set up a quality control system for the processing of our cells; and

•	To write up clinical protocols for phase I & II clinical studies, and start the clinical trials.

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

Cash Requirements

At June 30, 2007, we had $123,000 in total current assets and $3,648,000 in total current liabilities and on August 9, 2007, we had approximately $93,000 in cash. On August 20, 2007, the Company received $1,000,000 from ACCBT Corp. If ACCBT Corp. chooses to continue funding the Company as set forth in the Subscription Agreement, then we expect that we will receive five installments of $750,000 every quarter through November 2008. We will need to raise additional funds through public or private debt or equity financings to meet our anticipated expenses for the coming years so that we can execute our business plan and conduct clinical trials in PD and ALS patients. Although we have been seeking such additional funds, no commitments to provide additional funds have been made by management, other shareholders or third parties.

In order to execute our plan of operation for the next several years we will need to raise additional financing.

In the past, we have received loans from various investors. In connection with such loans, we have issued convertible notes. As of August 14, 2007, we owed certain investors approximately $1.1 million in overdue payments under certain convertible notes. We are currently in discussions with such investors to obtain a deferral of these payments until we raise additional capital.

Our other material cash needs for the next 12 months will include employee salaries and benefits, facility lease, capital equipment expenses and construction of facilities for animals we plan to use in our research and development and trials, legal and audit fees, patent prosecution fees, consulting fees, payments for outsourcing of certain animal experiments and, possibly, upfront payments for in-licensing opportunities and payment for clinical trials in Europe or the U.S.

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

For the twelve months ending June 30, 2008, we estimate that our research and development costs will be approximately $4 million excluding compensation expenses related to options and warrants. We intend to spend our research and development costs on the development of our core NurOwn™ technology by developing the cell differentiation process according to FDA and/or EMEA guidelines and to finish the primate clinical trials in Spain. We also plan to construct a facility for animals we plan to use in our research and development and trials. We also intend to fund and finance collaborations with medical centers and strategic partners for future clinical trials.

General and Administrative Expenses

If we can successfully complete our financings, for the twelve months ending June 30, 2008, we estimate that our general and administrative expenses will be approximately $1 million excluding compensation expenses related to options, warrants and shares. These general and administrative expenses will include, among others, salaries, legal and audit expenses, business development, investor and public relations, Sarbanes-Oxley compliance expenses and office maintenance.

We do not expect to generate any revenues in the twelve-month period ending June 30, 2008.

In management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to conduct clinical trials for our NurOwn™ dopamine or astrocyte-like producing cell differentiation process as planned within the next several years:

•	Complete preclinical studies in rodents to confirm safety and efficacy;

•	Complete preclinical studies to confirm safety in monkeys;

•	Conduct full safety study of the final cell product for PD;

•	Write up clinical protocols for Phase I & II clinical studies; and

•
Raise additional equity or debt financing or a combination of equity and debt financing in addition to the $5,000,000 from ACCBT Corp. that we expect to receive under the recent subscription agreement.

Employees

We currently have eleven scientific and administrative employees. We expect to increase our staff significantly in the coming months in order to reach our goals.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our report on Form 10-KSB for the transition period ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our transition report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The risk factors below were disclosed in our annual report on Form 10-KSB and have been updated to provide information as of June 30, 2007.

Our business in the foreseeable future will be based on technology licensed from Ramot and if this license were to be terminated for any reason, including failure to pay the required research funding or royalties, we would need to change our business strategy and we may be forced to cease our operations. We entered into a Second Amended and Restated Research and License Agreement with Ramot on July 31, 2007 (the “Amended Agreement”). The Amended Agreement imposes on us development and commercialization obligations, milestone and royalty payment obligations and other obligations.

As of June 30, 2007, we owed Ramot an aggregate of $513,000 in overdue payments and patent fees under our original license agreement with Ramot. On August 1, 2007, we obtained a waiver and release from Ramot pursuant to which Ramot agreed to an amended payment schedule regarding our payment obligations under the Amended Agreement and waived all claims against us resulting from our previous breaches and non-payment under the original license agreement. The payments described in the waiver and release cover all of our payment obligations (including interest) that were past due and not yet due pursuant to the original license agreement. The waiver and release provides that we are obligated to pay Ramot fees ranging from $90,000 to $150,000 on a quarterly basis from September 2007 until August 2008, and, if certain research milestones are met, we are obligated to make payments to Ramot ranging from $60,000 to $170,000 on a quarterly basis from August 2008 until February 2009. If we fail to pay the amounts owed to Ramot in accordance with the new payment schedule, Ramot may have the right to terminate the license and all claims waived by Ramot pursuant to the waiver and release may be reinstated. If Ramot elects to terminate our license, we would need to change our business strategy and we may be forced to cease our operations.

In addition, on August 1, 2007, we entered into a Second Amended and Restated Registration Rights Agreement with Ramot relating to warrants to purchase shares of our common stock at a purchase price of $0.01 per share issued to Ramot in connection with the original Ramot agreement. The Registration Rights Agreement extends the date by which the shares underlying the warrants are to be registered by us for resale to no later than within 30 days after the earlier of (i) the Company registering shares of its common stock for issuance by the Company, or (ii) the date on which shares of common stock held by ACCBT Corp. are registered for resale.

Our company has a history of losses and we expect to incur losses for the foreseeable future. We had no revenues for the fiscal years ended March 31, 2005 or March 31, 2006 or for the transition period from April 1, 2006 to December 31, 2006 or for the six months ended June 30, 2007. As a development stage company, we are in the early stages of executing against our business plan. Our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. Most notably, we do not expect that any therapies resulting from our or our collaborators’ research and development efforts will be commercially available for a significant number of years, if at all. We also do not expect to generate revenues from strategic partnerships or otherwise for at least the next 12 months, and likely longer. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have an adverse impact on our working capital, total assets and stockholders’ equity, and we may never achieve profitability.

However, in the last month, we have made significant progress and improvements to our financial condition. For example, on July 2, 2007, we entered into a subscription agreement with ACCBT Corp., a company under the control of Mr. Chaim Lebovits, our newly appointed President, pursuant to which we agreed to sell (i) up to 27,500,000 shares of our common stock for an aggregate subscription price of up to $5.0 million, and (ii) for no additional consideration, warrants to purchase up to 30,250,000 shares of our common stock. Subject to certain closing conditions, separate closings of the purchase and sale of the shares and the warrants are scheduled to take place from August 30, 2007 through November 15, 2008. The warrants will have the following exercise prices: (i) the first 10,083,333 warrants will have an exercise price of $0.20; (ii) the next 10,083,333 warrants will have an exercise price of $0.29; and (iii) the final 10,083,334 warrants will have an exercise price of $0.36. Because of our recent resolution and restructuring of the amounts owed by us to Ramot under the Ramot license agreement, ACCBT elected to accelerate the date of the first closing under the subscription agreement from August 30, 2007 to August 20, 2007. Therefore, on August 20, 2007, we received an aggregate of $1,000,000 from ACCBT and in exchange we issued to ACCBT an aggregate of 6,875,000 shares of common stock and a warrant to purchase an aggregate of 7,562,500 shares of common stock.

Moreover, in July 2007, we entered into a letter agreement with Double U Master Fund L.P. pursuant to which we agreed to issue to Double U an aggregate of 630,000 shares of common stock upon exercise of a common stock purchase warrant dated as of October 3, 2006 held by Double U. In lieu of paying the purchase price for the shares in cash, Double U agreed to waive the repayment of the promissory note we issued to Double U on February 1, 2006 in the principal amount of $189,000, except for accrued interest of $17,340. Upon payment of the accrued interest and issuance of the 630,000 shares to Double U, all of our obligations owed to Double U under the February 1, 2006 note and the common stock purchase warrant were satisfied in full.

In addition, the restructuring of our obligations to Ramot eliminated significant risks that were faced by the Company.

In order to execute our business plan, we will need to raise additional capital. If we are unable to raise additional capital on favorable terms and in a timely manner, we will not be able to execute our business plan and we could be forced to restrict or cease our operations. We will need to raise additional funds to meet our anticipated expenses so that we can execute our business plan. We expect to incur substantial and increasing net losses for the foreseeable future as we increase our spending to execute our development programs. Our auditors have expressed in their audit report that there is substantial doubt regarding our ability to continue as a going concern.

If we satisfy the closing conditions contained in the subscription agreement with ACCBT, then we expect to issue and sell additional shares and warrants to ACCBT through November 2008 for aggregate consideration of up to $5,000,000. However, if we do not satisfy the closing conditions contained in the subscription agreement, and if ACCBT does not elect to purchase additional shares and warrants, we will need to seek additional financings to allow us to execute our business plan. Even if ACCBT purchases all of the shares and warrants under the subscription agreement, we will still need to secure additional funds to effect our plan of operations. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds on favorable terms and in a timely fashion, we will be unable to execute our business plan and we will be forced to restrict or cease our operations.

Assuming we raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges (including registrations rights) senior to those of the rights of our common stock and our stockholders will experience additional dilution.

Your percentage ownership will be diluted by future offerings of our securities, upon the conversion of outstanding convertible promissory notes into shares of common stock and by options, warrants or shares we grant to management, employees, directors and consultants. If we issue all of the shares and warrants to ACCBT Corp. as provided for in the subscription agreement, it will have a significant dilutive effect on your percentage ownership in the Company. In addition, in order to meet our financing needs described above, we may issue additional significant amounts of our common stock and warrants to purchase shares of our common stock. The precise terms of any future financings will be determined by us and potential investors and such future financings may also significantly dilute your percentage ownership in the Company.

In November 2004 and February 2005, our Board of Directors adopted and ratified the 2004 Global Share Option Plan and the 2005 U.S. Stock Option Plan and Incentive Plan (the “Global Plan” and “U.S. Plan” respectively and the “Plans” together), and further approved the reservation of 9,143,462 shares of our common stock for issuance under the Plans (the “Shares”). Our shareholders approved the Plans and the issuance of the Shares in a special meeting of shareholders that was held on March 28, 2005. We have made and intend to make further option grants under the Plans or otherwise issue warrants or shares of our common stock to individuals under the Plans. For example, as of August 3, 2007:

•
under our Global Plan, we have granted and not canceled a total of 5,251,778 options with various exercise prices and expiration dates, to officers, directors, services providers, consultants and employees.

•	under our U.S. Plan we have issued an additional 1,730,000 shares of restricted stock and options for grants to Scientific Advisory Board members, service providers, consultants and directors.

Such issuances will, if and when made (and if options or warrants are subsequently exercised), dilute your percentage ownership in the Company.

As of August 3, 2007, we have issued convertible notes that have not yet been converted in an aggregate principal amount of $1,930,000 to various investors. Each holder of a convertible note may choose to convert all or part of the outstanding principal and interest amount of such holder’s note into shares of our common stock on or prior to the maturity date of the respective note. The maximum number of shares, in the aggregate, that are issuable pursuant to outstanding convertible notes is 83,400,000.

As of August 3, 2007, we have issued 6,329,066 shares to investors, directors, service providers and consultants. When we register the shares or those underlying convertible securities for which we have undertaken to register, they can be sold in the public market. In addition, the shares that we will not register will become eligible for sale into the public market subject to and in accordance with applicable SEC rules and regulations, which provide exemptions from registration requirements. If any of the holders of these shares or convertible securities, or any of our existing stockholders, sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 6, 2007, we issued a warrant to purchase 250,000 shares of common stock at an exercise price of $0.45 per share to ACCBT Corp.

On July 3, 2007, we issued a warrant to purchase 30,000 shares of common stock at an exercise price of $0.45 per share to Yehoshua Rabinowitz.

On July 3, 2007, we issued a warrant to purchase 100,000 shares of common stock at an exercise price of $0.45 per share to Meir Rosenbaum.

On August 10, 2007, we issued an aggregate of 630,000 shares of common stock to Double U Fund for a purchase price of $0.30 per share upon exercise of a warrant.

On August 10, 2007, we issued an aggregate of 97,696 shares to Double U Fund upon cashless exercise of a warrant.

On August 10, 2007, we issued 6,875,000 shares of common stock to ACCBT Corp. for an aggregate purchase price of $1,250,000, of which $250,000 was paid upon conversion by ACCBT Corp. of the $250,000 8% Convertible Promissory Note dated May 6, 2007.

On August 10, 2007, we issued a warrant to purchase 7,562,500 shares of common stock at an exercise price of $0.20 per share to ACCBT Corp.

These transactions did not involve any underwriters, underwriting discounts or commissions and we believe that this transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. The Company plans to use any proceeds from such securities issuances or warrant exercises for general corporate and working capital purposes.

Item 5. Other Information

During the quarters ended April 30, 2007 and June 30, 2007, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

August 20, 2007	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits Title: President (Principal Executive Officer)

August 20, 2007	By:	/s/ David Stolick
Name: David Stolick Title: Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Subscription Agreement, dated July 2, 2007, by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.2
Form of Common Stock Purchase Warrant to be issued by the Company to ACCBT Corp. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.3
Form of Registration Rights Agreement to be entered into by the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.4	Second Amended and Restated Research and License Agreement, dated July 31, 2007, by and between the Company and Ramot at Tel Aviv University Ltd.

10.5	Second Amended and Restated Registration Rights Agreement, dated August 1, 2007, by and between the Company and Ramot at Tel Aviv University Ltd.

10.6	Waiver and Release, dated August 1, 2007, executed by Ramot at Tel Aviv University Ltd. in favor of the Company.

10.7	8% Convertible Promissory Note, dated May 6, 2007, in the principal amount of $250,000 issued by the Company to ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 10, 2007 (File No. 333-61610).

10.8	Common Stock Purchase Warrant, dated May 6, 2007, issued by the Company to ACCBT Corp. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 10, 2007 (File No. 333-61610).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.