Form 10QSB
period 2007-09-30
BRAINSTORM CELL THERAPEUTICS INC
filed 2007-11-13
CIK 1137883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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
Yes ☐ No ☒

As of November 10, 2007, the number of shares outstanding of the Registrant's Common Stock, $0.00005 par value per share, was 36,379,409.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒.

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

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

IN U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Statements of Changes in Stockholders' Equity (Deficiency)	7 - 8

Consolidated Statements of Cash Flows	9

Notes to Consolidated Financial Statements	10 - 20

- - - - - - - - - - - - - - - - - - -

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED BALANCE SHEETS

In U.S. dollars in thousands (except share and per share data)

	September 30,	December 31,
	2007	2006
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$241	$60
Restricted cash	34	32
Accounts receivable and prepaid expenses	75	42

Total current assets	350	134

LONG-TERM INVESTMENTS:
Prepaid expenses	12	8
Severance pay fund	65	38

Total Long-term investments	77	46

PROPERTY AND EQUIPMENT, NET	549	491

OTHER ASSETS, NET	10	52

Total assets	$986	$723

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Trade payables	$495	$721
Other accounts payable and accrued expenses	1,030	651
Short-term convertible loans	1,154	937
Short-term loan	-	189

Total current liabilities	2,679	2,498

LONG TERM CONVERTIBLE LOANS	375	-

ACCRUED SEVERANCE PAY	75	41

Total liabilities	3,129	2,539

STOCKHOLDERS' DEFICIENCY:
Stock capital: (Note 7)
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at September 30, 2007 and December 31, 2006; Issued and outstanding: 36,299,409 and 24,201,812 shares at September 30, 2007 and December 31, 2006, respectively	2	1
Additional paid-in capital	28,437	24,427
Deficit accumulated during the development stage	(30,582)	(26,244)

Total stockholders' deficiency	(2,143)	(1,816)

Total liabilities and stockholders' deficiency	$986	$723

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

In U.S. dollars in thousands (except share data)

	Nine months ended September 30,		Period from September 22, 2000 (inception date) through September 30,
	2007	2006	2007
	Unaudited		Unaudited

Operating costs and expenses:

Research and development	$809	$710	$3,125
Research and development expenses (income) related to stocks, warrants and options granted to employees and service providers	513	(535)	16,306
General and administrative	566	656	2,457
General and administrative expenses related to stocks, warrants and options granted to employees and service providers	1,504	1,573	6,683

Total operating costs and expenses	3,392	2,404	28,571

Financial expenses, net	930	234	1,947

	4,322	2,638	30,518
Taxes on income	16	25	70

Loss from continuing operations	4,338	2,663	30,588
Net loss from discontinued operations	-	-	164

Net loss	$4,338	$2,663	$30,752

Basic and diluted net loss per share from continuing operations	$0.16	$0.11

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	26,373,349	23,157,385

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

In U.S. dollars in thousands (except share data)

					Deficit accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of September 22, 2000 (date of inception)	-	$-	$-	$-	$-	$-

Stock issued on September 22, 2000 for cash at $ 0.00188 per share	8,500,000	1	15	-	-	16
Stock issued on March 31, 2001 for cash at $ 0.0375 per share	1,600,000	-	60	-	-	60
Contribution of capital	-	-	8	-	-	8
Net loss	-	-	-	-	(17)	(17)

Balance as of March 31, 2001	10,100,000	1	83	-	(17)	67

Contribution of capital	-	-	11	-	-	11
Net loss	-	-	-	-	(26)	(26)

Balance as of March 31, 2002	10,100,000	1	94	-	(43)	52

Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(47)	(47)

Balance as of March 31, 2003	10,100,000	1	109	-	(90)	20

2-for-1 stock split	10,100,000	-	-	-	-	-
Stock issued on August 31, 2003 to purchase mineral option at $ 0.065 per share	100,000	-	6	-	-	6
Cancellation of shares granted to Company's President	(10,062,000)	(1)	1	-	-	-
Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(73)	(73)

Balance as of March 31, 2004	10,238,000	-	131	-	(163)	(32)

Stock issued on September 24, 2004 for private placement at $ 0.01 per share, net of $ 25,000 issuance expenses (Note 7c(1)(a))	8,510,000	1	60	-	-	61
Contribution of capital (Note 7b)	-	-	7	-	-	7
Stock issued in 2004 for private placement at $ 0.75 per unit (Note 7c(1)(b))	1,894,808	-	1,418	-	-	1,418
Cancellation of shares granted to service providers	(1,800,000)	-	-	-	-	-
Deferred stock-based compensation related to options granted to employees	-	-	5,979	(5,979)	-	-
Amortization of deferred stock-based compensation related to stock and options granted to employees (Note 7c(2))	-	-	-	584	-	584
Compensation related to stock and options granted to service providers (Note 7c(3)(c))	2,025,000	-	17,506	-	-	17,506
Net loss	-	-	-	-	(18,840)	(18,840)

Balance as of March 31, 2005	20,867,808	1	25,101	(5,395)	(19,003)	704

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

In U.S. dollars in thousands (except share data)

					Deficit accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)
Balance as of March 31, 2005	20,867,808	$1	$25,101	$(5,395)	$(19,003)	$704

Stock issued on May 12, 2005 for private placement at $ 0.8 per share (Note 7c(1)(d))	186,875	-	149	-	-	149
Stock issued on July 27, 2005 for private placement at $ 0.6 per share (Note 7c(1)(e))	165,000	-	99	-	-	99
Stock issued on September 30, 2005 for private placement at $0.8 per share (Note 7c(1)(f))	312,500	-	225	-	-	225
Stock issued on December 07, 2005 for private placement at $0.8 per share (Note 7c(1)(f))	187,500	-	135	-	-	135
Forfeiture of options granted to employees	-	-	(3,363)	3,363	-	-
Deferred stock-based compensation related to stock and options granted to directors and employees	200,000	-	486	(486)	-	-
Stock-based compensation related to options and stock granted to employees and directors (Note 7c(2))	-	-	51	1,123	-	1,174
Stock-based compensation related to options and stock granted to service providers (Note 7c(3)(c))	934,904	-	662	-	-	662
Reclassification due to application of EITF 00-19			(7,906)			(7,906)
Beneficial conversion feature related to a convertible bridge loan	-	-	164	-	-	164
Net loss	-	-	-	-	(3,317)	(3,317)

Balance as of March 31, 2006	22,854,587	1	15,803	(1,395)	(22,320)	(7,911)

Elimination of deferred stock compensation due to implementation of FAS 123(R)	-	-	(1,395)	1,395	-	-
Stock-based compensation related to stock and options granted to directors and employees	200,000	-	1,168	-	-	1,168
Reclassification due to application of EITF 00-19	-	-	7,191	-	-	7,191
Stock-based compensation related to options and stock granted to service providers (Note 7c)	1,147,225	-	453	-	-	453
Warrants issued to convertible note holder	-	-	11	-	-	11
Warrants issued to loan holder	-	-	110	-	-	110
Beneficial conversion feature related to convertible bridge loans	-	-	1,086	-	-	1,086
Net loss	-	-	-	-	(3,924)	(3,924)

Balance as of December 31, 2006	24,201,812	1	24,427	-	(26,244)	(1,816)

Stock-based compensation related to options and stock granted to service providers (Note 7c(3))	464,095	-	1,047	-	-	1,047
Warrants issued to convertible note holder (Note 6)	-	-	64	-	-	64
Stock-based compensation related to stock and options granted to directors and employees	200,000	-	970	-	-	970
Beneficial conversion feature related to convertible bridge loans (Note 6)	-	-	296	-	-	296
Conversion of convertible loans	725,881	-	170	-	-	170
Exercise of warrants	3,832,621	-	214	-	-	214
Stock issued for private placement at $ 0.1818 per unit (Note 7g)	6,875,000	1	1,249	-	-	1,250
Net loss	-	-	-	-	(4,338)	(4,338)

Balance as of September 30, 2007 (unaudited)	36,299,409	$2	$28,437	$-	$(30,582)	$(2,143)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. dollars in thousands

	Nine months ended September 30,		Period from September 22, 2000 (inception date) through September 30,
	2007	2006	2007
	Unaudited		Unaudited
Cash flows from operating activities:

Net loss	$(4,338)	$(2,663)	$(30,752)
Less - loss for the period from discontinued operations	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	126	113	332
Erosion of restricted cash	(2)	(2)	-
Accrued severance pay, net	7	5	10
Accrued interest on loans	(101)	72	(22)
Amortization of discount on short-term loans	670	240	1,520
Change in fair value of options and warrants	-	(795)	(795)
Expenses related to stocks and options granted to service providers	1,047	852	19,905
Amortization of deferred stock-based compensation related to options granted to employees and directors	970	900	3,895
Increase in accounts receivable and prepaid expenses	(33)	(37)	(74)
Increase (decrease) in trade payables	(226)	38	495
Increase in other accounts payable and accrued expenses	379	202	1,025

Net cash used in continuing operating activities	(1,501)	(1,075)	(4,297)
Net cash used in discontinued operating activities	-	-	(23)

Total net cash used in operating activities	(1,501)	(1,075)	(4,320)

Cash flows from investing activities:

Purchase of property and equipment	(129)	(115)	(709)
Restricted cash	-	-	(34)
Investment in lease deposit	(4)	(1)	(12)

Net cash used in continuing investing activities	(133)	(116)	(755)
Net cash used in discontinued investing activities	-	-	(16)

Total net cash used in investing activities	(133)	(116)	(771)

Cash flows from financing activities:

Proceeds from issuance of common stock and warrants	1,250	-	3,336
Proceeds from loans, notes and issuance of warrants net	673	1,157	2,061
Repayment of loans	(133)	-	(322)
Proceeds from exercise of warrants	25	-	214

Net cash provided by continuing financing activities	1,815	1,157	5,289
Net cash provided by discontinued financing activities	-	-	43

Total net cash provided by financing activities	1,815	1,157	5,332

Increase (decrease) in cash and cash equivalents	181	(34)	241
Cash and cash equivalents at the beginning of the period	60	87	-

Cash and cash equivalents at end of the period	$241	$53	$241

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

c.
On July 8, 2004, the Company entered into a licensing agreement with Ramot of Tel Aviv University Ltd. ("Ramot"), an Israeli corporation, to acquire certain stem cell technology (see Note 4 to the financial statements as of December 31, 2006). Subsequent to this agreement, the Company decided to focus on the development of novel cell therapies for neurodegenerative diseases, particularly, Parkinson's disease, based on the acquired technology and research to be conducted and funded by the Company.

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

g.
As of September 30, 2007, the Company had accumulated deficit of $30,752, working capital deficiency of $2,329, incurred net loss of $4,508 and negative cash flows from operating activities in the amount of $1,501 for the nine months ended September 30, 2007. In addition, the Company has not yet generated any revenues.

These conditions raise substantial doubt as to the Company's ability to continue to operate as a going concern.

The Company's ability to continue to operate as a going concern is dependent upon additional financial support.

These financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its fully owned subsidiary as of September 30, 2007 and for the nine months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

NOTE 4:-	RESEARCH AND LICENSE AGREEMENT

On July 26, 2007, the Company entered into a Second Amended and Restated Research and License Agreement with Ramot. On August 1, 2007, the Company obtained a waiver and release from Ramot pursuant to which Ramot agreed to an amended payment schedule regarding the Company’s payment obligations under the amended license agreement, dated March 30, 2006, and waived all claims against the Company resulting from the Company's previous defaults and non-payment under the original and first amended license agreement. The payments described in the waiver and release covered all payment obligations that were past due and not yet due pursuant to the original license agreement. The waiver and release amends and restates the original payment schedule under the license agreement as follows:

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 4:-	RESEARCH AND LICENSE AGREEMENT (Cont.)

Payment date	Amount

September 5, 2007	100
November 20, 2007	150
February 20, 2008	150
May 20, 2008	150
August 4, 2008	90

In addition, in the event that the "research period", as defined in the license agreement, is extended for an additional three year period in accordance with the terms of the license agreement, then the Company is obligated to the following payments to Ramot during the first year of the extended research period:

Payment date	Amount

August 4, 2008	60
November 20, 2008	150
February 20, 2009	170

If the Company fails to make a payment to Ramot on any required payment date, and the Company does not cure the default within seven business days of notice of the default, all claims of Ramot against the Company, which were waived and released by the waiver and release, will be reinstated.

In addition, on August 1, 2007, the Company entered into the Second Amended and Restated Registration Rights Agreement with Ramot. According to the Second Amended and Restated Registration Rights Agreement, Ramot waived their demand for registration rights, according to the amended registration rights agreement dated March 31, 2006, and instead agreed to piggyback registration rights in the event that the Company files a registration statement.

NOTE 5:-	CONSULTING AGREEMENTS

The Company's total obligation to consultants as of September 30, 2007 was $76 (For the complete information regarding the research and license agreement, see Note 4 to the financial statements as of December 31, 2006.).

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 6:-	SHORT-TERM CONVERTIBLE LOANS

a.
On July 3, 2007, the Company issued a $30 Convertible Promissory Note to a third party. Interest on the note will accrue at the rate of 8% per annum and will be due and payable in full on July 3, 2008. The note will become immediately due and payable upon the occurrence of certain Events of Default, as defined in the note. The third party has the right at any time prior to the close of business on the July 3, 2008 to convert all or part of the outstanding principal and interest amount of the note into shares of the Company's common stock. The Conversion Price, as defined in the note, will be 75% (60% upon the occurrence of an Event of Default) of the average of the last bid and ask price of the common stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert, but in no event shall the conversion price be greater than $0.35 or shall more than 1,000,000 shares of common stock be issued. The Conversion Price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

In addition, the Company granted to the shareholder warrants to purchase 30,000 of the Company's common stock at an exercise price of $0.45 per stock. The warrants are fully vested and are exercisable at any time after July 3, 2007, until the second anniversary of the issue date. The fair value of the warrants amounts to $12.

In accordance with APB 14, the Company allocated the proceeds of convertible note issued with detachable warrants granted based on the relative fair values of the two securities at time of issuance. As a result, the Company recorded in its statement of changes in shareholders' equity an amount of $5, in respect to the warrants and the convertible note was recorded in the amount of $25.

The conversion feature, in the amount of $10, embedded in the note was calculated based on a conversion rate of 75%. The amount was recorded as discount on the note against additional paid-in capital and is amortized to financial expenses over the note period.

The balance as of September 30, 2007, is comprised as follows:

Note	$25
Discount	(8)
Accrued interest	1

$18

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 6:-	SHORT-TERM CONVERTIBLE LOANS (Cont.)

b.
On July 3, 2007, the Company issued a $100 Convertible Promissory Note to a third party. Interest on the note will accrue at the rate of 8% per annum and be due and payable in full on July 3, 2008. The note becomes immediately due and payable upon the occurrence of certain Events of Default, as defined in the note. The third party has the right at any time prior to the close of business on the July 3, 2008 to convert all or part of the outstanding principal and interest amount of the note into shares of the Company's common stock. The Conversion Price, as defined in the note, is 75% of the average of the last bid and ask price of the common stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert, but in no event shall the conversion price be greater than $0.35 or shall more than 2,000,000 shares of common stock be issued.

In addition, the Company granted to the shareholder warrants to purchase 100,000 of the Company's common stock at an exercise price of $0.45 per stock. The warrants are fully vested and are exercisable at any time after July 3, 2007, until the third anniversary of the issue date. The fair value of the warrants amounts to $44.

In accordance with APB 14, the Company allocated the proceeds of convertible note issued with detachable warrants granted based on the relative fair values of the two securities at time of issuance. As a result, the Company recorded in its statement of changes in shareholders' equity an amount of $19, in respect to the warrants and the convertible note was recorded in the amount of $81.

The conversion feature, in the amount of $33, embedded in the note was calculated based on a conversion rate of 75%. The amount was recorded as discount on the note against additional paid-in capital and is amortized in full to financial expenses due to converting the loan to shares.

On September 5, 2007, the third party converted all of the outstanding principal and interest amount into 289,722 shares.

c.
On August 30, 2007, as part of private investment agreement (see Note 7c(1)(g)), the investor surrendered to the Company a $250 promissory note and 250,000 warrants issued to him on May 6, 2007 (for the complete information, see Note 6b to the financial statements as of June 30, 2007).

The $250 promissory note is considered as part of $1,250 invested in the Company in the private placement.

d.
On September 10, 2007, the company entered into a payment agreement with a lender with respect to the following promissory notes: (i) a Convertible Promissory Note, dated February 7, 2006, in the original principal amount of $500, (ii) a Convertible Promissory Note, dated June 5, 2006, in the original principal amount of $500, and (iii) a Convertible Promissory Note, dated September 14, 2006, in the original principal amount of $100.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)
NOTE 6:-	SHORT-TERM CONVERTIBLE LOANS (Cont.)

Pursuant to the agreement, the Company agreed to pay the outstanding amount due under the convertible promissory notes, plus any accrued interest and penalties, in accordance with the following schedule:

Payment Date	Amount

August 16, 2007	$100 (already paid	)
November 30, 2007	$100
January 15, 2008	$175
February 28, 2008	$175
April 30, 2008	$175
June 30, 2008	$175
August 31, 2008	$175
November 30, 2008	$175
January 31, 2009	$200

The lender agreed that upon payment of the foregoing amounts in accordance with the foregoing schedule, all of the Company's outstanding obligations owed to the lender under the convertible promissory notes will be satisfied in full. The lender also waived any breach or default that may have arisen prior to the date of the agreement from the failure of the Company to make payments under any of the convertible promissory notes.

According to the to model provided in EITF 02-4, the Company concluded that the modification of the convertible loans payments is in the scope of FASB 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings”. According to the payment agreement, the loans carrying amount doesn't exceed the total future payments, therefore, in accordance with FASB 15, no gain or loss should be recognized.

As a result of this agreement, an amount of $375 was included in long-term loan in the balance sheet.

NOTE 7:-	CAPITAL STOCK

a.	The rights of common stock are as follows:

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

b.
The former president of the Company donated services valued at $6 and rent valued at $2 for the nine months ended September 30, 2004. These amounts were charged to the statement of operations as part of discontinued operations and classified as additional paid-in capital in the stockholders' equity.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 7:-	CAPITAL STOCK (Cont.)

c.	Issuance of stocks warrants and options:

1.	Private placements

a)	On June 24, 2004, the Company issued to investors 8,510,000 shares of common stock for total proceeds of $60 (net of $25 issuance expenses).

b)
On February 23, 2005, the Company completed a private placement round for sale of 1,894,808 units for total proceeds of $1,418. Each unit consists of one share of common stock and a three year warrant to purchase one share of common stock at $2.50 per share. This private placement was consummated in four tranches which closed in October 2004, November 2004 and February 2005.

c)
On March 21, 2005, the Company entered into lock-up agreements with twenty-nine of its stockholders with respect to 15,290,000 shares held by them. Under these lock-up agreements, these stockholders may not transfer their shares to anyone other than permitted transferees without the prior consent of the Company's Board of Directors, for the period of time as follows: (i) 85% of the shares shall be restricted from transfer for the twenty-four month period following July 8, 2004, and (ii) 15% of the shares shall be restricted from transfer for the twelve month period following July 8, 2004.

On March 26, 2005, the Company completed amended lock-up agreements with five of the twenty-nine stockholders mentioned above with respect to 7,810,000 shares held by them. These lock-up agreements amend and restate the previous lock-up agreements.

Under the amended lock-up agreements, these stockholders may not sell or otherwise transfer their shares to anyone other than permitted transferees without the prior written consent of the Company's Board of Directors, as follows: (i) 85% of the shares will be restricted from transfer until December 31, 2006 and (ii) 15% of the shares will be free from the transfer restrictions. All of the restrictions under the amended lock-up agreements will automatically terminate upon the effectiveness of any registration statement filed by the Company for the benefit of Ramot.

d)	On May 12, 2005, the Company issued to a certain investor 186,875 shares of its common stock for total proceeds of $149 at a price per stock of $0.8.

e)	On July 27, 2005, the Company issued to certain investors 165,000 shares of its common stock for total proceeds of $99 at a price per stock of $0.6.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 7:-	CAPITAL STOCK (Cont.)

f)
On August 11, 2005, the Company signed a private placement agreement with investors for the sale of up to 1,250,000 units at a price per unit of $0.8. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $1.00 per share. The warrants are exercisable for a period of three years from issuance. On September 30, 2005, the Company sold 312,500 units for total net proceeds of $225. On December 7, 2005, the Company sold 187,500 units for total net proceeds of $135.

g)
On July 2, 2007 the Company entered into an investment agreement, pursuant to which the Company agreed to sell up to 27,500,000 shares of the Company's common stock, for an aggregate subscription price of up to $5 million and warrants to purchase up to 30,250,000 shares of common stock. Separate closings of the purchase and sale of the shares and the warrants shall take place as follows:

Purchase date	Purchase price	Number of subscription shares	Number of warrant shares

August 30, 2007	$1,250 (includes $250 that paid as a convertible loan (Note 6c))	6,875,000	7,562,500
November 15, 2007	$750	4,125,000	4,537,500
February 15, 2008	$750	4,125,000	4,537,500
May 15, 2008	$750	4,125,000	4,537,500
July 30, 2008	$750	4,125,000	4,537,500
November 15, 2008	$750	4,125,000	4,537,500

At each closing date, the Company shall deliver to the investor the number of shares and warrants, subject to customary closing conditions and the delivery of funds, described above. The warrants shall have the following exercise prices: (i) the first 10,083,333 warrants will have an exercise price of $0.20 per stock; (ii) the next 10,083,333 warrants will have an exercise price of $0.29 per stock; and (iii) the final 10,083,334 Warrants issued will have an exercise price of $0.36 per stock. All warrants will expire on November 5, 2011.

On August 20, 2007, the investor completed payment of $1,000, and the Company issued to the investor an aggregate of 6,875,000 shares of common stock and a warrant to purchase 7,562,000 shares of the company's common stock at an exercise price of $0.20 per share. The warrant may be exercised at any time and expired on November 5, 2011.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 7:-	CAPITAL STOCK (Cont.)

2.	Share-based compensation to employees and to directors

a)	Options to employees and directors:

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

As of September 30, 2007, 1,061,684 options are available for future grants.

On May 27, 2005, the Company granted to one of its directors an option to purchase 100,000 shares of its common stock, at an exercise price of $0.75. The options are fully vested and are exercisable for a period of 10 years.

On February 6, 2006, the Company entered into an amendment to the Company's option agreement with Mr. David Stolick, the Company's Chief Financial Officer. The amendment changes the exercise price of the 400,000 options granted to him on March 29, 2005 to $0.15 per share from $0.75 per share.

On May 2, 2006, the Company granted to one of its directors an option to purchase 100,000 shares of its common stock, at an exercise price of $0.15. The options are fully vested and are exercisable for a period of 10 years.

On June 22, 2006, the Company entered into an amendment to the Company's option agreement with two of its employees. The amendment changes the exercise price of 270,000 options granted to them to $0.15 per share from $0.75 per share. The excess of the fair value resulting from the modification amounts to $2 is recorded as general and administration expense over the remaining vesting period of the option.

On September 17, 2006, the Company entered into an amendment to the Company's option agreement with one of its directors. The amendment changes the exercise price of 100,000 options granted to them to $0.15 per share from $0.75 per share.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 7:-	CAPITAL STOCK (Cont.)

On March 21, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of its common stock, at an exercise price of $0.15. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the options in the amount of $43 was recorded as general and administrative expenses.

On July 1, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of its common stock, at an exercise price of $0.15. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the options in the amount of $38 was recorded as general and administrative expenses.

On July 16, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of its common stock, at an exercise price of $0.15. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the options in the amount of $75 was recorded as general and administrative expenses.

On August 27, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of its common stock, at an exercise price of $0.15. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the options in the amount of $84 was recorded as general and administrative expenses.

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	Nine months ended September 30, 2007
	Amount of options	Weighted average exercise price
		$

Outstanding at beginning of the period	2,850,760	$0.188
Granted	1,540,000	0.376
Forfeited	-	-

Outstanding at end of period	4,390,760	$0.254

Vested and expected-to-vest options at end of the period	3,061,280	$0.185

Compensation expenses recorded by the Company in respect to its stock based employee and directors' compensation award in accordance with SFAS-123(R) for the nine months ended September 30, 2007, amounted to $970.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 7:-	CAPITAL STOCK (Cont.)

b)	Restricted shares to directors:

On May 27, 2005, the Company issued to two of its directors 200,000 restricted shares of common stock (100,000 each). The restricted shares are subject to the Company's right to repurchase them at a purchase price of par value ($0.00005). The restrictions on the shares shall lapse in three annual and equal portions commencing with the grant date.

On May 2, 2006, the Company issued to two of its directors 200,000 restricted shares of common stock (100,000 each). The restricted shares are subject to the Company's right to repurchase them at a purchase price of par value ($0.00005). The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date. The compensation related to the stocks issued amounted to $104, which will be amortized over the vesting period as general and administrative expenses.

On April 20, 2007, based on a board resolution dated March 21, 2007, the Company issued to its director 100,000 restricted shares of common stock. The restricted shares are subject to the Company's right to repurchase them at a purchase price of par value ($0.00005). The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date. The compensation related to the shares issued amounted to $47, which will be amortized over the vesting period as general and administrative expenses.

In addition, on April 20, 2007, based on a board resolution dated March 21, 2007, the Company issued to another director 100,000 restricted shares of common stock. The restricted shares are not subject to any right to repurchase, and the compensation related to the shares issued amounted to $47 was recorded as prepaid general and administrative expenses in the nine months ended September 30, 2007.

3.	Stock and warrants to service providers and investors:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 7:-	CAPITAL STOCK (Cont.)

a)	Warrants:

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise price	Warrants exercisable	Exercisable through

November 2004	12,800,845	2,181,925		10,618,920	$0.01	10,618,920	November 2012
December 2004	1,800,000	900,000		900,000	$0.00005	900,000	December 2014

	14,600,845	3,081,925		11,518,920		11,518,920

February 2005	1,894,808			1,894,808	$2.5	1,894,808	February 2008
May 2005	47,500			47,500	$1.62	47,500	May 2010
June 2005	30,000			30,000	$0.75	30,000	June 2010
August 2005	70,000			70,000	$0.15	70,000	August 2008
September 2005	3,000	3,000		-	$0.15	-	-
September 2005	36,000			36,000	$0.75	24,953	September 2010
September-December 2005	500,000			500,000	$1	500,000	September - December 2008
December 2005	20,000	20,000		-	$0.15	-	-
December 2005	457,163			457,163	$0.15	273,463	July 2010

	17,659,316	3,104,925		14,554,391		14,359,644

February 2006	230,000			230,000	$0.65	76,666	February 2008
February 2006	40,000			40,000	$1.5	40,000	February 2011
February 2006	8,000			8,000	$0.15	8,000	February 2011
February 2006	189,000	97,696	91,304	-	$0. 5	-	-
May 2006	50,000			50,000	$0.0005	50,000	May 2016
May -December 2006	48,000			48,000	$0.35	48,000	May - December 2011
May -December 2006	48,000			48,000	$0.75	48,000	May - December 2011
May 2006	200,000			200,000	$1	200,000	May 2011
June 2006	24,000			24,000	$0.15	24,000	June 2011
May 2006	19,355			19,355	$0.15	19,355	May 2011
October 2006	630,000	630,000		-	$0.3	-	-
December 2006	200,000			200,000	$0.45	200,000	December 2008

	19,345,671	727,696	91,304	15,421,746		15,073,665

March 2007	200,000			200,000	$0.47	200,000	March 2012
March 2007	500,000			500,000	$0.47	88,128	March 2017
March 2007	50,000			50,000	$0.15	50,000	March 2010
March 2007	15,000			15,000	$0.15	0	February 2012
February 2007	50,000			50,000	$0.45	50,000	February 2009
March 2007	225,000			225,000	$0.45	225,000	March 2009
March 2007	50,000			50,000	$0.45	50,000	March 2010
April 2007	33,300			33,300	$0.45	33,300	April 2009
May 2007	250,000		*) 250,000	-	$0.45	-	-
July 2007	500,000			500,000	$0.39	41,553	July 2017
September 2007	500,000			500,000	$0.15	125,000	August 2017
August 2007	7,562,500			7,562,500	$0.2	7,562,500	November 2011
July 2007	30,000			30,000	$0.45	30,000	July 2009
July 2007	100,000			100,000	$0.45	100,000	July 2010

	29,411,471	3,832,621	341,304	25,237,546		23,629,146

*) See Note 6c.

The fair value of warrants which became vested during the nine months period ended September 30, 2007, amounted to $805.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 7:-	CAPITAL STOCK (Cont.)

Following is a summary of the status of the warrants and options to investors and service providers:

	Nine months ended September 30, 2007
	Number of options	Weighted average exercise price
		U.S. $

Warrants outstanding at beginning of period	19,345,671	0.332
Changes during the period:
Granted	10,065,800	0.244
Exercised	(3,832,621)	0.069
Forfeited or expired	(341,304)	0.463

Warrants outstanding at end of the period	25,237,546	0.335

Warrants exercisable at end of the period	23,629,146	0.334

Weighted average fair value of options granted during the period		0.093

The fair value for the warrants to service providers and investors, was estimated on the date of grant using Black-Scholes option pricing model, with the following weighted-average assumptions for the nine months ended September 30, 2007, weighted average volatility of 115%, risk-free interest rates of 5.1% dividend yields of 0% and a weighted average life of the options of 7 years.

b)	Stock:

On June 1 and June 4, 2004, the Company issued 40,000 and 150,000 shares of common stock, respectively, for filing, legal and due-diligence services completed over a 12-month period with respect to a private placement. compensation expenses related to filing services, totaling $26, are amortized over a 12-month period. Compensation expenses related to legal services, totaling $105 were recorded as equity issuance cost and did not affect the statement of operations.

On July 1 and September 22, 2004, the Company issued 20,000 and 15,000 shares of common stock to a former director for financial services for the first and second quarters of 2004, respectively. Compensation expenses of $39 were recorded as general and administrative expenses.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 7:-	CAPITAL STOCK (Cont.)

On February 10, 2005, the Company signed an agreement with one of its service providers according to which the Company issued the service provider 100,000 shares of restricted stock at a purchase price of $0.00005 under the U.S Stock Option and Incentive Plan of the Company. The restricted shares are subject to the Company's right to repurchase them within one year of the grant date as follows: (i) in the event that service provider breaches his obligations under the agreement, the Company shall have the right to repurchase the restricted shares at a purchase price equal to par value; and (ii) in the event that the service provider has not breached his obligations under the agreement, the Company shall have the right to repurchase the restricted shares at a purchase price equal to the then fair market value of the restricted shares.

In March and April 2005, the Company signed an agreement with four members of its Scientific Advisory Board according to which the Company issued to the members of the Scientific Advisory Board 400,000 shares of restricted stock at a purchase price of $0.00005 under the U.S. Stock Option and Incentive Plan (100,000 each). The restricted shares will be subject to the Company's right to repurchase them if the grantees cease to be members of the Company's Advisory Board for any reason. The restrictions on the shares shall lapse in three annual and equal portions commencing with the grant date.

In July 2005, the Company issued 50,000 shares of common stock to its legal advisors for legal services for 12 months. The compensation related to the shares in the amount of $38 was recorded as general and administrative expenses.

In January 2006, the Company issued 350,000 restricted shares of common stock to two service providers at a purchase price of $0.00005 par value under the U.S Stock Option and Incentive Plan of the Company. The restricted shares are subject to the Company's right to repurchase them within 12 months of the grant date as follows: (i) in the event that the service providers breach their obligations under the agreement, the Company shall have the right to repurchase the restricted shares at a purchase price equal to the par value; and (ii) in the event that the service providers have not breached their obligations under the service agreements the Company shall have the right to repurchase the restricted shares at a purchase price equal to the fair market value of the restricted shares. The compensation related to the restricted shares in the amount of $23 was recorded as general and administrative expenses.

On March 6, 2006, the Company issued to its legal advisor 34,904 shares of the Company's common stock. The shares are in lieu of $19 payable to the legal advisor. Related compensation, in the amount of $19, was recorded as general and administrative expenses.

On April 13, 2006, the Company issued to service providers 60,000 shares of the Company's common stock at a purchase price of $0.00005 par value under the U.S Stock Option and Incentive Plan of the Company. Related compensation in the amount of $26 was recorded as general and administrative expenses.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 7:-	CAPITAL STOCK (Cont.)

On May 9, 2006, the Company issued to its legal advisor 65,374 shares of the Company's common stock in lieu of cash payment for legal services. Related compensation in the amount of $33 was recorded as general and administrative expenses.

On June 7, 2006, the Company issued 50,000 shares of the Company's common stock for filing services for 12 months. Related compensation in the amount of $25 was recorded as general and administrative expenses.

On May 5, 2006, the Company issued 200,000 shares of the Company's common stock to its finance consultant for his services. Related compensation in the amount of $102 was recorded as general and administrative expenses.

On August 14, 2006, the Company issued 200,000 shares of the Company's common stock to a service provider. Related compensation in the amount of $68 was recorded as general and administrative expenses.

On August 17, 2006, the Company issued 100,000 shares of the Company's common stock to a service provider. Related compensation in the amount of $35 was recorded as general and administrative expenses.

On September 17, 2006, the Company issued to its legal advisor 231,851 shares of the Company's common stock. The shares are for the $63 payable to the legal advisor.

During April 1 and September 30, 2006, the Company issued to its business development advisor, based on an agreement with such advisor, 240,000 shares of the Company's common stock. Related compensation in the amount of $74 was recorded as general and administrative expenses.

On January 3, 2007, the Company issued to its legal advisor 176,327 shares of the Company's common stock. The shares are for the $45 payable to the legal advisor. Related compensation in the amount of $49 was recorded as general and administrative expenses.

On April 12, 2007, the Company issued to its filing and printing service providers 80,000 shares of the Company’s common stock. The shares issued are for the $15 payable to the service provider. Compensation of $30 was recorded as general and administrative expenses.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 7:-	CAPITAL STOCK (Cont.)

On April 12, 2007, the Company issued to its legal advisor 108,511 shares of the Company's common stock. The stocks are for the $29 payable to the legal advisor. Related compensation in the amount of $40 was recorded as general and administrative expenses.

On May 18, 2007, the Company issued to its legal advisor 99,257 shares of the Company's common stock. The stocks are for the $33, payable to the legal advisor. Related compensation in the amount of $33 was recorded as general and administrative expenses

On May 28, 2007, the Company issued 210,812 shares to a shareholder pursuant to conversion request of the entire accrued principal and interest amount of a $50 Convertible Promissory Note issued to such shareholder on February 5, 2007.

On June 27, 2007, the Company issued 225,346 shares to an investor pursuant to conversion request of the entire accrued principal and interest amount of a $50 Convertible Promissory Note issued to such investor on March 14, 2007.

On September 5, 2007, the Company issued 289,722 shares of the Company’s common stock to an investor pursuant to conversion request of the entire accrued principal and interest amount of a $100 Convertible Promissory Note issued to such investor on July 3, 2007 (see Note 7c(3)(b)) .

A summary of the Company's stock award activity related to shares issued to service providers, and related information is as follows:

	Nine months ended September 30, 2007
	Amount of shares	Weighted average issue price
		$

Outstanding at beginning of the period	2,307,129	0.97
Issued	464,095	0.33

Outstanding at end of the period	2,771,224	0.86

c.	Stock-based compensation recorded by the Company in respect of stock and warrants granted to service providers amounted to $1,217 for the nine months ended September 30, 2007.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars in thousands (except share data)

NOTE 8:-	SUBSEQUENT EVENTS

a.
On October 23, 2007, the Company granted to its CEO options to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.87. The options shall vest in six equal installments every six months, commencing April 23, 2008, and shall be exercisable for a period of 10 years.

b.
On October 16, 2007, the Company granted to its advisory board member options to purchase 200,000 shares of common stock of the Company at an exercise price of $0.15. The options shall vest in four equal installments every three months starting October 16, 2007, and shall be exercisable for a period of 10 years.

c.
On October 29, 2007, the Company signed an agreement with a shareholder for an introduction fee for private investment (see Note 7c(1)(g)). For the introduction, the Company will issue up to 1,250,000 shares of common stock of the Company. The shares will be issued pro rata to the funds received from the investor.

d.
On November 12, 2007, pursuant to the investment agreement (see note 7c(1)(g)), the investor completed a second payment to the company of $750. The corresponding shares of common stock and the warrants for this payment have not been issued yet.

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

Recent Developments

New Chief Executive Officer and Board Member

On October 15, 2007, Mr. Abraham (Rami) Efrati was appointed the Chief Executive Officer of the Company.

On August 27, 2007, the Board of Directors of the Company elected Dr. Jonathan C. Javitt to the Board.

Advisory Board

In August 2007, we established an Advisory Board comprised of world class business leaders. In October 2007, we appointed Rasheda Ali, author and daughter of Muhammad Ali, to the Advisory Board. In August 2007, we appointed Dr. Jacob Frenkel, Vice Chairman of American International Group, Inc. and Harvey Krueger, Vice Chairman Emeritus of Lehman Brothers, Inc., to the Advisory Board. The Advisory Board is still in development, and we are working to add additional qualified members.

Vivian Shaltiel

On September 10, 2007, we entered into an agreement with Vivian Shaltiel pursuant to which Ms. Shaltiel agreed to defer the payment of $1,100,000 (the “Debt”) owed by the Company to Ms. Shaltiel pursuant to the following promissory notes issued by the Company to Ms. Shaltiel: (i) a Convertible Promissory Note, dated February 7, 2006, in the original principal amount of $500,000, (ii) a Convertible Promissory Note, dated June 5, 2006, in the original principal amount of $500,000, and (iii) a Convertible Promissory Note, dated September 14, 2006, in the original principal amount of $100,000.

Pursuant to the agreement, the Company agreed to pay the Debt, plus any accrued interest and/or penalties, in accordance with the following schedule:

Payment Date	Amount (U.S. Dollars)
August 16, 2007	$100,000
November 30, 2007	$100,000
January 15, 2008	$175,000
February 28, 2008	$175,000
April 30, 2008	$175,000
June 30, 2008	$175,000
August 31, 2008	$175,000
November 30, 2008	$175,000
January 31, 2009	$200,000

Ms. Shaltiel agreed that upon payment of the foregoing amounts in accordance with the foregoing schedule, all of the Company’s outstanding obligations owed to Ms. Shaltiel under the notes will be satisfied in full. Ms. Shaltiel also waived any breach or default that may have arisen prior to the date of the agreement from the failure of the Company to make payments to Ms. Shaltiel under any of the notes. As of November 10, the Company has made all scheduled payments to Ms. Shaltiel.

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

Investment Agreement with ACCBT Corp.

On July 2, 2007, we entered into a subscription agreement with ACCBT Corp., a company under the control of Mr. Chaim Lebovits, our newly appointed President, pursuant to which we agreed to sell (i) up to 27,500,000 shares of our common stock for an aggregate subscription price of up to $5.0 million, and (ii) for no additional consideration, warrants to purchase up to 30,250,000 shares of our common stock. Subject to certain closing conditions, separate closings of the purchase and sale of the shares and the warrants are scheduled to take place from August 30, 2007 through November 15, 2008. The warrants will have the following exercise prices: (i) the first 10,083,333 warrants will have an exercise price of $0.20; (ii) the next 10,083,333 warrants will have an exercise price of $0.29; and (iii) the final 10,083,334 warrants will have an exercise price of $0.36. Because of our recent resolution and restructuring of the amounts owed by us to Ramot under the Ramot license agreement, ACCBT elected to accelerate the date of the first closing under the subscription agreement from August 30, 2007 to August 10, 2007. Therefore, on August 20, 2007, we received an aggregate of $1,000,000 from ACCBT, and, in connection therewith, ACCBT agreed to apply the principal amounts outstanding under the $250,000 convertible promissory note, dated as of May 6, 2007, issued to ACCBT by the Company towards the $5 million aggregate subscription price under the subscription agreement in exchange for shares of common stock (at which point the promissory note was cancelled). Accordingly, we issued to ACCBT an aggregate of 6,875,000 shares of common stock and a warrant to purchase an aggregate of 7,562,500 shares of common stock. In November 2007, we received an aggregate of $750,000 from ACCBT, and we will issue to ACCBT an aggregate of 4,125,000 shares of common stock and a warrant to purchase an aggregate of 4,537,500 shares of common stock.

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

In connection with the subscription agreement, we agreed to issue, as a finder’s fee, an aggregate of 1,250,000 shares of our common stock to Tayside Trading Ltd. or its registered assigns. The shares will be issued pro rata to the funds received from ACCBT on each closing date under the subscription agreement. As of November 12, 2007, no shares have been issued to Tayside Trading Ltd.

Transfer of Warrant from Ramot at Tel Aviv University Ltd. to ACCBT Corp.

Pursuant to the terms of a Warrant Purchase Agreement, dated August 2, 2007, between Ramot at Tel Aviv University Ltd. and ACCBT Corp., Ramot agreed to transfer and sell to ACCBT (or to certain parties that may be designated by ACCBT), a warrant to purchase an aggregate of 3,181,925 shares of our common stock for an aggregate purchase price of $636,385. The warrant is exercisable at any time for an exercise price per share equal to $0.01. The warrant will expire on November 4, 2012. On September 6, 2007, ACCBT acquired a warrant from Ramot to purchase an aggregate of 1,181,925 shares of our common stock for an aggregate purchase price of $236,385. ACCBT designated other purchasers to acquire the remaining warrants to purchase 2,000,000 shares of our common stock. On September 10, 2007, ACCBT exercised the warrant for the entire 1,181,925 shares of our common stock for an aggregate exercise price of $11,819.

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

Another method for treating PD is Deep Brain Stimulation (“DBS”), which consists of transplanting electrodes deep into the brain to provide permanent electrical stimulation to specific areas of the brain and to cause a delay in the activity in those areas. However, DBS is problematic as it often causes uncontrollable and severe side effects such as bleeding in the brain, infection and depression. In addition, like drug therapy, DBS focuses on treating the symptoms of PD and does not provide a cure.

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

In addition to the symptomatic drug development approaches, there is an intense effort to develop cell and gene therapeutic "curative" approaches to restore the neural function in patients with PD, by (i) replacing the dysfunctional cells with dopamine producing cell transplant, or by (ii) providing growth factors and proteins, such as glial derived neurotrophic factor (“GDNF”), that can maintain or preserve the patient's remaining dopaminergic cells, protecting them from further degeneration. Preclinical evaluation of cell therapeutic approaches based on transplantation of dopaminergic neurons differentiated in vitro from ESC, have been successful in ameliorating the parkinsonian behavior of animal models, as has direct gene therapy with vectors harboring the GDNF gene. However, these approaches are limited, in the first case, by the safety and ethical considerations associated with use of ESC, and, in the second case, by the safety risks inherent to gene therapy.

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

Approximately 5,600 people in the U.S. are diagnosed with ALS each year. It is estimated that as many as 30,000 Americans and 100,000 people across the western world may have the disease at any given time. Consequently, the total estimated cost of treating ALS patients in the United States is approximately $1.25 billion per year and $3 billion per year in the western world.

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

Current Treatments

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

NurOwnTM program 2 - Astrocyte-like cells - human bone marrow derived NTF producing astrocyte for treatment of PD, ALS and spinal cord injury. In vitro differentiation of the expanded human bone marrow derived mesenchymal stem cells in a special proprietary medium and generated cells with astrocyte-like morphology that expressed astrocyte specific markers. Moreover, the in vitro differentiated cells were shown to express and secrete GDNF, as other NTF, into the growth medium. GDNF is a protein, previously shown to protect, preserve and even restore neurons, particularly dopaminergic cells in PD, but also neuron function in other neurodegenerative pathologies such as ALS and Huntington's disease. Unfortunately, therapeutic application of GDNF is hampered by its poor brain penetration and stability. Attempting to infuse the protein directly to the brain is impractical and the alternative, using GDNF gene therapy, suffers from the limitations and risks of using viral vectors. Our preliminary results show that our astrocyte-like cells, when transplanted into PD rats with a 6-OHDA lesion, show significant efficacy. Within weeks of the transplantation, there was an improvement of more than 50% in the animals' characteristic disease symptoms.

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

o The NurOwnTM technology for generating oligodendrocyte-like cells treatment of medical conditions of the CNS is covered by PCT patent application number PCT/IL2006/001410 filed on December 7, 2006.

o We have filed for a trademark on NurOwnTM.

Plan of Operations

Assuming we can successfully complete our additional necessary financings, our primary objectives over the next twelve (12) months will be:

•
To define and optimize our NurOwnTM technology in human bone marrow cells, in order to prepare the final production process for clinical studies in accordance with health authorities’ guidelines. To reach this goal we intend to further optimize methods for the stem cell growth and differentiation in specialized growth media, as well as methods for freezing, thawing, storing and transporting of the expanded mesenchymal stem cells, as well as the differentiated neuronal cells; particular attention will be devoted to optimizing and refining the animal in vivo models for testing the efficacy of the transplanted cells.

•	To sustain the robustness and the reproducibility of the process;

•	To further repeat the process using bone marrow from PD patients;

•	To optimize the in vivo animal model;

•	To conduct large efficacy studies in animal models of PD (such as mice and rats) in order to further evaluate the engraftment, survival and efficacy of our astrocyte-like cell in these models;

•	To finish conducting safety and efficacy studies in primates-monkeys;

•	To conduct a full tumorgenicity study in animals;

•	To generate process SOPs, protocols and reports for the file submission;

•	To finalize analytical methodology and product specifications to be used as release criteria of the final cell product for clinical trials in humans;

•	To finalize the preparations for the submission of Pre-IND;

•	To set up a quality control system for the processing of our cells; and

•	To write up clinical protocols for phase I & II clinical studies, and start the clinical trials.

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

Cash Requirements

At September 30, 2007, we had $350,000 in total current assets and $2,679,000 in total current liabilities and on November 10, 2007, we had approximately $643,000 in cash. In August 2007, the Company received $1,000,000 from ACCBT Corp. and in November 2007, the Company received an additional $750,000 from ACCBT Corp. If ACCBT Corp. chooses to continue funding the Company as set forth in the Subscription Agreement, then we expect that we will receive another four installments of $750,000 every quarter through November 2008. We will need to raise additional funds through public or private debt or equity financings to meet our anticipated expenses for the coming years so that we can execute our business plan and conduct clinical trials in PD and ALS patients. Although we have been seeking such additional funds, no commitments to provide additional funds have been made by management, other shareholders or third parties.

Our other material cash needs for the next 12 months will include employee salaries and benefits, payments for outsourcing of certain animal experiments, possible upfront payments for in-licensing opportunities, payment for clinical trials in Europe or the U.S., facility lease, capital equipment expenses and construction of facilities for animals we plan to use in our research and development and trials, legal and audit fees, patent prosecution fees, consulting fees

Research and Development

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

For the twelve months ending September 30, 2008, we estimate that our research and development costs will be approximately $3.5 million excluding compensation expenses related to options and warrants. We intend to spend our research and development costs on the development of our core NurOwn™ technology by developing the cell differentiation process according to FDA and/or EMEA guidelines. We also plan to construct a facility for animals we plan to use in our research and development and trials. We also intend to fund and finance collaborations with medical centers and strategic partners for future clinical trials.

General and Administrative Expenses

If we can successfully complete our financings, for the twelve months ending September 30, 2008, we estimate that our general and administrative expenses will be approximately $1.5 million excluding compensation expenses related to options, warrants and shares. These general and administrative expenses will include, among others, salaries, legal and audit expenses, business development, investor and public relations, Sarbanes-Oxley compliance expenses and office maintenance.

We do not expect to generate any revenues in the twelve-month period ending September 30, 2008.

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

Purchase or Sale of Equipment

Our subsidiary leases a facility in Petach Tikva, Israel, which includes approximately 600 square meters of laboratory and office space. In May 2005, we completed leasehold improvements of the facility for which we paid the contractor approximately $368,000 and issued to the contractor fully vested options to purchase 30,000 shares of our common stock at an exercise price of $0.75 per share. The lessor has reimbursed us $82,000 in connection with these improvements. We relocated to the new facility in May 2005. As of September 30, 2007, we had purchased laboratory equipment and furniture for a total sum of approximately $217,000 and assuming we complete additional financings, we intend to purchase certain additional laboratory equipment at an estimated cost of $150,000. In addition, we intend to build a Vivarian facility using proceeds from the financing with ACCBT Corp.

Employees

We currently have fifteen scientific and administrative employees. We expect to increase our staff significantly in the coming months in order to reach our goals.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our report on Form 10-KSB for the transition period ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our transition report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The risk factors below were disclosed in our annual report on Form 10-KSB and have been updated to provide information as of September 30, 2007.

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

In November 2004 and February 2005, our Board of Directors adopted and ratified the 2004 Global Share Option Plan and the 2005 U.S. Stock Option Plan and Incentive Plan (the “Global Plan” and “U.S. Plan” respectively and the “Plans” together), and further approved the reservation of 9,143,462 shares of our common stock for issuance under the Plans (the “Shares”). Our shareholders approved the Plans and the issuance of the Shares in a special meeting of shareholders that was held on March 28, 2005. We have made and intend to make further option grants under the Plans or otherwise issue warrants or shares of our common stock to individuals under the Plans. For example, as of November 10, 2007:

•
under our Global Plan we have granted and not canceled a total of 7,901,778 options with various exercise prices and expiration dates, to officers, directors, services providers, consultants and employees.

•	under our U.S. Plan we have issued an additional 1,180,000 shares of restricted stock and options for grants to Scientific Advisory Board members, service providers, consultants and directors.

Such issuances will, if and when made (and if options or warrants are subsequently exercised), dilute your percentage ownership in the Company.

As of November 10, 2007, we have issued convertible notes that have not yet been converted or repaid in an aggregate principal amount of $1,555,000 to various investors. Each holder of a convertible note may choose to convert all or part of the outstanding principal and interest amount of such holder’s note into shares of our common stock on or prior to the maturity date of the respective note. The maximum number of shares, in the aggregate, that are issuable pursuant to outstanding convertible notes is 74,000,000.

As of November 10, 2007, we have issued 17,406,409 shares to investors, directors, service providers and consultants. When we register the shares or those underlying convertible securities for which we have undertaken to register, they can be sold in the public market. In addition, the shares that we will not register will become eligible for sale into the public market subject to and in accordance with applicable SEC rules and regulations, which provide exemptions from registration requirements. If any of the holders of these shares or convertible securities, or any of our existing stockholders, sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly.

ACCBT Corp. holds equity participation rights that could affect our ability to raise funds. Pursuant to the subscription agreement with ACCBT Corp., a company under the control of Mr. Chaim Lebovits, our newly appointed President, we granted ACCBT Corp. the right to acquire additional shares of our common stock whenever we issue additional shares of common stock or other securities of the Company, or options or rights to purchase shares of the Company or other securities directly or indirectly convertible into or exercisable for shares of the Company (including shares of any newly created class or series). This participation right could limit our ability to enter into equity financings and to raise funds from third parties. In addition, there is no guaranty that any or all of the four scheduled installments of $750,000 will be made by ACCBT Corp.

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

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 19, 2007, pursuant to the terms of a warrant held by Malcolm S. Taub, the Company issued an aggregate of 675,000 shares of its common stock to Malcolm S. Taub upon exercise by Malcolm S. Taub of such warrant. The aggregate price paid by Malcolm S. Taub for the shares of common stock was $34.

On September 19, 2007, pursuant to the terms of a warrant held by Ernest Muller, the Company issued an aggregate of 225,000 shares of its common stock to Ernest Muller upon exercise by Ernest Muller of such warrant. The aggregate price paid by Ernest Muller for the shares of common stock was $11.

On October 29, 2007, in consideration for certain services rendered by Jeffery H. Kordower, the Company issued an aggregate of 80,000 shares of its common stock to Jeffery H. Kordower.

On November 12, 2007, the Company completed a second equity financing closing with ACCBT Corp. under which the Company received an aggregate of $750,000 from ACCBT Corp. Pursuant to the terms of the subscription agreement entered into with ACCBT Corp., the Company sold and issued to ACCBT Corp. an aggregate of 4,125,000 shares of its common stock and a warrant to purchase an aggregate of 4,537,500 shares of its common stock.

The issuance of the shares of common stock and warrants described above was effected without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

November 13, 2007	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits Title: President (Principal Executive Officer)

November 13, 2007	By:	/s/ David Stolick
Name: David Stolick Title: Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Agreement, dated September 10, 2007, by and between the Company and Vivian Shaltiel is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 14, 2007 (File No. 333-61610).

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