Form 10KSB
period 2007-12-31
BRAINSTORM CELL THERAPEUTICS INC
filed 2008-04-14
CIK 1137883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant did not have any revenues for the fiscal year ended December 31, 2007.

As of March 17, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $12,390,904, based on the closing price of $0.45 as reported on the OTC Bulletin Board operated by the NASD.

As of March 17, 2008, the number of shares outstanding of the registrant's common stock, $0.00005 par value per share, was 42,617,268.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the issuer’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):   Yes ☐  No ☒ .

- i -

PART I
SPECIAL NOTE

Unless otherwise specified in this annual report on Form 10-KSB, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. and its potential future business operations and performance. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” Some of these are described under “Risk Factors” in this annual report. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

Item 1. Description of Business.

Company Overview

Brainstorm Cell Therapeutics Inc. (“Brainstorm” or the “Company”) is an emerging company developing stem cell therapeutic products based on breakthrough technologies enabling the in-vitro differentiation of bone marrow stem cells to neural-like cells. We aim to become a leader in adult stem cell transplantation for neurodegenerative diseases. Our focus is on utilizing the patient’s own bone marrow stem cells to generate neuron-like cells that may provide an effective treatment initially for Parkinson’s Disease (“PD”), Amyotrophic Lateral Sclerosis (“ALS”) and spinal cord injury.

Our core technology, NurOwn™, was developed through a collaboration between prominent neurologist, Prof. Eldad Melamed, Head of Neurology of the Rabin Medical Center and member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research, and expert cell biologist Dr. Daniel Offen, of the Felsenstein Medical Research Center of Tel Aviv University.

The Company’s team is among the first to demonstrate creation of neurotrophic-factor secreting cells (glial cells) from in-vitro differentiated bone marrow cells that produce neurotrophic factors (“NTF”) including GDNF, BDNF, NGF and IGF-1.

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

We are currently in the developmental stage of our technology and products and we are going to begin the process of seeking regulatory approval from regulatory agencies in the U.S., Israel and Europe. Our efforts are directed at the development of the technology from the lab to the clinic with the following main objectives:

•	Developing the cell differentiation process according to Food and Drug Administration (“FDA”) and the European agency for evaluation of medical product (“EMEA”) guidelines;

•	Demonstrating safety and efficacy first in animals and then in patients; and

•	Setting up centralized facilities to provide NurOwn™ therapeutic products and services for transplantation in patients.

We intend to enter into more strategic partnerships, in addition to the partnership described above with FIMA, as we progress towards advanced clinical development and commercialization.

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

Recent Developments

On October 15, 2007, Mr. Abraham (Rami) Efrati was appointed as the Chief Executive Officer of the Company.

On December 21, 2007, we entered into a Cooperative Research Agreement with Rutgers University. Pursuant to the Cooperative Research Agreement, our subsidiary and Rutgers University will work jointly in researching the use of differentiated stem cells for the treatment of spinal cord injury. This research project began in January and is expected to conclude next fall.

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

Cell therapy using adult stem cells does not suffer from the same concerns. Bone marrow is the tissue where differentiation of stem cells into blood cells (haematopoiesis) occurs. In addition, it harbors stem cells capable of differentiation into mesenchymal (muscle, bone, fat and other) tissues. Such mesenchymal stem cells have also been shown capable of differentiating into nerve, skin and other cells. In fact, bone marrow transplants have been safely and successfully performed for many years, primarily for treating leukemia, immune deficiency diseases, severe blood cell diseases, lymphoma and multiple myeloma. Moreover, bone marrow may be obtained through a simple procedure of aspiration, from the patient himself, enabling autologous cell therapy, thus obviating the need for donor matching, circumventing immune rejection and other immunological mismatch risks, as well as avoiding the need for immunosuppressive therapy. We believe bone marrow, in particular autologous bone marrow, capable of in-vitro growth and multipotential differentiation, presents a preferable source of therapeutic stem cells.

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

Over four million people suffer from PD in the western world, of whom about 1.5 million are in the United States. In over 85% of cases, PD occurs in people over the age of 65. Prevalence of PD is increasing in line with the general aging of the population. We believe the markets for pharmaceutical treatments for PD have a combined value of approximately $4 billion per year. However, these costs are dwarfed when compared to the total economic burden of the disease, which has been estimated by the National Institute of Neurological Disease (“NINDS”) to exceed $26 billion annually in the U.S. alone, including costs of medical treatment, caring, facilities and other services, as well as loss of productivity of both patients and caregivers.

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

Levodopa, which remains the standard and most potent PD medication available, has a propensity to cause serious motor response complications (“MRCs”) with long-term use. Moreover, effective drug dosage often requires gradual increase, leading to more adverse side effects and eventual resistance to their therapeutic action. This greatly limits patient benefit. Therefore, physicians and researchers are continuously seeking levodopa-sparing strategies in patients with early-stage disease to delay the need for levodopa, as well as in patients with late stage disease who no longer respond to therapy.

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

In addition to the symptomatic drug development approaches, there is an intense effort to develop cell and gene therapeutic “curative” approaches to restore the neural function in patients with PD, by (i) replacing the dysfunctional cells with dopamine producing cell transplant, or by (ii) providing growth factors and proteins, such as glial derived neurotrophic factor (“GDNF”), that can maintain or preserve the patient’s remaining dopaminergic cells, protecting them from further degeneration. Preclinical evaluation of cell therapeutic approaches based on transplantation of dopaminergic neurons differentiated in-vitro from ESC, have been successful in ameliorating the parkinsonian behavior of animal models, as has direct gene therapy with vectors harboring the GDNF gene. However, these approaches are limited, in the first case, by the safety and ethical considerations associated with use of ESC, and, in the second case, by the safety risks inherent to gene therapy.

In fact, PD is the first neurodegenerative disease for which cell transplantation has been attempted in humans, first with adrenal medullary cells and, later, with tissue grafts from fetal brains. About 300 such fetal transplants have already been performed and some benefits have been observed, mainly in younger patients. However, this approach is not only impractical but greatly limited by the ethical issues influencing the availability of human fetuses. The above considerations have led to intensive efforts to define and develop appropriate cells from adult stem cells.

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

Approximately 5,600 people in the U.S. are diagnosed with ALS each year. It is estimated that as many as 30,000 Americans and 100,000 people across the western world may have the disease at any given time. Consequently, the total estimated cost of treating ALS patients is approximately $1.25 billion per year in the U.S. and $3 billion per year in the western world.

Description

Early symptoms of ALS often include increasing muscle weakness or stiffness, especially involving the arms and legs, speech, swallowing or breathing.

ALS is most often found in the 40 to 70 year age group with the same incidence as Multiple Sclerosis (“MS”). There appear to be more MS sufferers because MS patients tend to live much longer, some for 30 years or more. The life expectancy of an ALS patient averages about two to five years from the time of diagnosis. However, up to 10% of ALS patients will survive more than ten years.

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

Spinal Cord Injury

Background

A Spinal Cord Injury (“SCI”) is damage or trauma to the spinal cord that results in a loss or impaired function causing reduced mobility or feeling. Common causes of damage are trauma (car accident, gunshot, falls, sports injuries, etc.) or disease (Transverse Myelitis, Polio, Spina Bifida, Friedreich's Ataxia, etc.). The spinal cord does not have to be severed in order for a loss of functioning to occur. In most people with SCI, the spinal cord is intact, but the cellular damage to it results in loss of functioning.

Description

A spinal cord injury usually begins with a sudden, traumatic blow to the spine that fractures or dislocates vertebrae. The damage begins at the moment of injury when displaced bone fragments, disc material, or ligaments bruise or tear into spinal cord tissue. Most injuries to the spinal cord do not completely sever it. Instead, an injury is more likely to cause fractures and compression of the vertebrae, which then crush and destroy the axons, extensions of nerve cells that carry signals up and down the spinal cord between the brain and the rest of the body. An injury to the spinal cord can damage a few, many, or almost all of these axons. Some injuries will allow almost complete recovery. Others will result in complete paralysis. There are an estimated 10,000 to 12,000 spinal cord injuries every year in the United States, and a quarter of a million Americans are currently living with spinal cord injuries. Additionally, 55 percent of spinal cord injury victims are between 16 and 30 years old. The cost of managing the care of spinal cord injury patients approaches $4 billion each year.

Current Treatments

Improved emergency care for people with spinal cord injuries and aggressive treatment and rehabilitation can minimize damage to the nervous system and even restore limited abilities.  Respiratory complications are often an indication of the severity of spinal cord injury. About one-third of those with injury to the neck area will need help with breathing and require respiratory support. Treatment for acute traumatic spinal cord injuries consisting of giving a high dose of methylprednisolone appears to reduce the damage to nerve cells if it is given within the first 8 hours after injury.  Rehabilitation programs combine physical therapies with skill-building activities and counseling to provide social and emotional support.

Our Approach

We intend to focus our efforts to develop cell therapeutic treatments for PD based on the expansion of human mesenchymal stem cells from adult bone marrow and their differentiation into neuron like cells, such as neurons that produce dopamine and astrocytes (glial cells) that produce neurotrophic factors (“NTF”) including GDNF, BDNF, NGF and IGF-1. Our aim is to provide neural stem cell transplants that (i) "replace" damaged dopaminergic nerve cells and diseased tissue by augmentation with healthy dopamine producing cells; and (ii) maintain, preserve and restore the damaged and remaining dopaminergic cells in the patient’s brain, protecting them from further degeneration.

The research team led by Prof. Melamed and Dr. Offen has achieved expansion of human bone marrow mesenchymal stem cells and their differentiation into both types of brain cells, neurons and astrocytes, each having therapeutic potential, as follows:

NurOwnTM program 1 - DA neuron-like cells - human bone marrow derived dopamine producing neural cells for restorative treatment in PD. Human bone marrow mesenchymal stem cells were isolated and expanded. Subsequent differentiation of the cell cultures in a proprietary differentiation medium generated cells with neuronal-like morphology and showing protein markers specific to neuronal cells. Moreover, the in-vitro differentiated cells were shown to express enzymes and proteins required for dopamine metabolism, particularly the enzyme tyrosine hydroxylase. Most importantly, the cells produce and release dopamine in-vitro. Further research consisting of implanting these cells in an animal model of PD (6-OHDA induced lesions), showed the differentiated cells exhibit long-term engraftment, survival and function in vivo. Most importantly, such implantation resulted in marked attenuation of their symptoms, essentially reversing their Parkinsonian movements.

NurOwnTM program 2 - Neurotrophic-factors (“NTF") secreting cells - human bone marrow derived NTF secreting cells for treatment of PD, ALS and spinal cord injury. In-vitro differentiation of the expanded human bone marrow derived mesenchymal stem cells in a special proprietary medium leads to the generation of neurotrophic-factors secreting cells. The in-vitro differentiated cells were shown to express and secrete GDNF, as well as other NTFs, into the growth medium. GDNF is a neurotrophic-factor, previously shown to protect, preserve and even restore neuronal function, particularly dopaminergic cells in PD, but also neuron function in other neurodegenerative pathologies such as ALS and Huntington’s disease. Unfortunately, therapeutic application of GDNF is hampered by its poor brain penetration and stability. Attempting to infuse the protein directly to the brain is impractical and the alternative, using GDNF gene therapy, suffers from the limitations and risks of using viral vectors. Our preliminary results show that our NTF secreting cells, when transplanted into a 6-OHDA lesion PD rat model, show significant efficacy. Within weeks of the transplantation, there was an improvement of more than 50% in the animals’ characteristic disease symptoms.

We intend to optimize the proprietary processes for induction of differentiation of human bone marrow derived mesenchymal stem cells into differentiated cells that produce dopamine and/or NTFs for transplantation into PD and ALS patients.  The optimization and process development will be conducted in compliance with FDA guidelines for Good Tissue Practice (“GTP”) and Good Manufacturing Practice (“GMP”).  Once the optimization of the process is completed, we intend to evaluate the safety and efficacy of our various cell transplants in animal models.  Based on the results in animals we intend to use the differentiated cell products for conducting clinical trials to assess the efficacy of the cell therapies in PD and ALS patients.

Our technology is based on the NurOwn TM products - an autologous cell therapeutic modality, comprising the extraction of the patient bone marrow, processed into the appropriate neuronal cells and re-implanted into the patient’s brain. This approach is taken in order to increase patient safety and minimize any chance of immune reaction or cell rejection.

We believe that the therapeutic modality will comprise the following:

•	Bone marrow aspiration from patient;

•	Isolating and expanding the mesenchymal stem cells;

•	Differentiating the expanded stem cells into neuronal-like dopamine producing cells and/or neurotrophic-factor secreting cells; and

•	Implantation of the differentiated cells into the patient from whom the bone marrow was extracted.

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

Business Model

Our objective is to have the proprietary procedure adopted by many medical centers, throughout the U.S. and Europe, for the treatment of PD, ALS, spinal cord injury and other neurodegenerative diseases. Our intended procedure for the replacement of the degenerated neurons with healthy functional cells derived by differentiation of bone marrow, may be among the earliest successes of stem cell technologies and could be the starting point for a massive market potential in the area of autologous transplantation. A central laboratory would be responsible for processing bone marrow extracted from patients, enabling the production of the cells required for the transplantation. Transplantation would be carried out by the medical centers, with revenues shared with us on an agreed basis.

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

Our business model calls for significant investments in research and development. Our research and development expenditures in 2007 were $1,925,000, which includes $783,000 in stock-based compensation.

Intellectual Property

We have filed the following patent and trademark applications:

•
WO2004/046348 METHODS, NUCLEIC ACID CONSTRUCTS AND CELLS FOR TREATING NEURODEGENERATIVE DISORDERS.  National phase filings in Israel, Canada, Japan, Europe, Singapore, Australia and the United States.  Substantive examinations have been initiated in some jurisdictions, including the U.S. and Europe.  A patent was granted in Singapore.

•
WO2006/134602 ISOLATED CELLS AND POPULATIONS COMPRISING SAME FOR THE TREATMENT OF CNS DISEASES. National phase filings in the U.S., Australia, Europe, South Africa, India, Israel, New Zealand and China.  No substantive examinations have commenced.

•	WO2007/066338 ISOLATED OLIGODENDROCYTE-LIKE CELLS AND POPULATIONS COMPRISING SAME FOR THE TREATMENT OF CNS DISEASES.

•	LENTIVIRAL DELIVERY OF LMX1A INTO HUMAN BONE MARROW MESENCHYMAL STEM CELLS DIRECTS DIFFERENTIATION TOWARDS DOPAMINERGIC PRECURSORS - PCT is due to expire on June 4, 2008.

In addition, the Company has a trademark on NurOwn™, the technologies for inducing the differentiation of mesenchymal stromal stem cells into neuronal-like cells.

The patent applications, as well as relevant know-how and research results are licensed from Ramot. We intend to work with Ramot to protect and enhance our mutual intellectual property rights by filing continuations and new patent applications on any improvements and any new discoveries arising in the course of research and development.

Research and License Agreement with Ramot

On July 8, 2004, we entered into our Research and License Agreement (the “Original Ramot Agreement”) with Ramot, the technology licensing company of Tel Aviv University, which Agreement was amended on March 30, 2006 by the Amended Research and License Agreement (described below). Under the terms of the Original Ramot Agreement, Ramot granted to us an exclusive license to (i) the know-how and patent applications on the above-mentioned stem cell technology developed by the team led by Prof. Melamed and Dr. Offen, and (ii) the results of further research to be performed by the same team on the development of the stem cell technology. Simultaneously with the execution of the Original Ramot Agreement, we entered into individual consulting agreements with Prof. Melamed and Dr. Offen pursuant to which all intellectual property developed by Prof. Melamed or Dr. Offen in the performance of services thereunder will be owned by Ramot and licensed to us under the Original Ramot Agreement.

As of November 4, 2004, we entered into three-year consulting agreements with Prof. Melamed and Dr. Offen, under which we paid each of them an annual consulting fee of $72,000 and we issued each of them warrants to purchase 1,097,215 shares of our common stock (each grant equaling 3% of our issued and outstanding shares at such time). Each of the warrants is exercisable for a five-year period beginning on November 4, 2005. The consulting agreements expired in November 2007 and we are currently in the final stage of negotiations with Prof. Melamed and Dr. Offen to renew the agreements.

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

We entered into a Second Amended and Restated Research and License Agreement with Ramot on July 26, 2007. Like the Original Ramot Agreement, the amended license agreement imposes on us development and commercialization obligations, milestone and royalty payment obligations and other obligations. As of June 30, 2007, we owed Ramot an aggregate of $513,249 in overdue payments and patent fees under the original license agreement with Ramot. On August 1, 2007, we obtained a waiver and release from Ramot pursuant to which Ramot agreed to an amended payment schedule regarding our payment obligations under the amended license agreement and waived all claims against us resulting from our previous breaches, defaults and non-payment under the original license agreement. The payments described in the waiver and release cover all of our payment obligations (including interest) that were past due and not yet due pursuant to the Original Ramot Agreement. The waiver and release amends and restates the original payment schedule under the Original Ramot Agreement as follows:

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

If we fail to make a payment to Ramot on any required payment date, and we do not cure the default within seven business days of notice of the default, all claims of Ramot against us which were waived and released by the waiver and release will be reinstated. To date, we have not yet made the February 20th payment to Ramot. On April 8, 2008, we entered into an agreement with Ramot to postpone the February 20th payment of $150,000 until April 25, 2008.

In addition, on August 1, 2007, we entered into the Second Amended and Restated Registration Rights Agreement with Ramot. The amended Registration Rights Agreement provides Ramot with demand and piggyback registration rights whereby if we propose to register any of our common stock under the Securities Act of 1933, as amended, for sale for our own account including for the account of any of our shareholders or for ACCBT Corp.’s account in connection with the public offering of such common stock, then Ramot may request that we file, or include within a registration statement to be filed, the shares of common stock underlying the warrants held by Ramot.

Investment Agreement with ACCBT Corp.

On July 2, 2007, we entered into a subscription agreement with ACCBT Corp., a company under the control of Mr. Chaim Lebovits, our newly appointed President, pursuant to which we agreed to sell (i) up to 27,500,000 shares of our common stock for an aggregate subscription price of up to $5.0 million, and (ii) for no additional consideration, warrants to purchase up to 30,250,000 shares of our common stock. Subject to certain closing conditions, separate closings of the purchase and sale of the shares and the warrants are scheduled to take place from August 30, 2007 through November 15, 2008. The warrants will have the following exercise prices: (i) warrants for the first 10,083,333 shares of our common stock will have an exercise price of $0.20; (ii) warrants for the next 10,083,333 shares of our common stock will have an exercise price of $0.29; and (iii) warrants for the final 10,083,334 shares of our common stock will have an exercise price of $0.36. Because of our recent resolution and restructuring of the amounts owed by us to Ramot under the Ramot license agreement, ACCBT elected to accelerate the date of the first closing under the subscription agreement from August 30, 2007 to August 10, 2007. Therefore, on August 20, 2007, we received an aggregate of $1,000,000 from ACCBT, and, in connection therewith, ACCBT agreed to apply the principal amounts outstanding under the $250,000 convertible promissory note, dated as of May 6, 2007, issued to ACCBT by the Company towards the $5 million aggregate subscription price under the subscription agreement in exchange for shares of common stock (at which point the promissory note was cancelled). Accordingly, we issued to ACCBT an aggregate of 6,875,000 shares of common stock and a warrant to purchase an aggregate of 7,562,500 shares of common stock. In November 2007, we received an aggregate of $750,000 from ACCBT, and we issued to ACCBT an aggregate of 4,125,000 shares of common stock and a warrant to purchase an aggregate of 4,537,500 shares of common stock. On April 3, 2008, we closed a transaction where we received an aggregate of $750,000 from ACCBT and a permitted assignee, and we issued 2,125,000 shares of common stock to the permitted assignee, 2,000,000 shares of common stock to ACCBT and a warrant to purchase an aggregate of 4,537,500 shares of common stock to ACCBT.

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

Pursuant to the subscription agreement, ACCBT and certain other security holders of the Company holding at least 31% of the issued and outstanding shares of our common stock entered into a Security Holders Agreement. The security holders party to the Security Holders Agreement agreed, upon the payment by ACCBT of its first $1.0 million under the subscription agreement, to vote all of their shares such that ACCBT’s nominees to our Board of Directors will constitute a minimum of 40% of the Board of Directors, and, upon the payment by ACCBT of its second $1.0 million, to vote all of their shares such that ACCBT’s nominees will constitute a minimum of 50.1% of the Board of Directors. However, if ACCBT stops making payments after the first closing date such that ACCBT pays us less than $4.0 million, ACCBT will be entitled to appoint only 40% of the members of our Board of Directors. To date, ACCBT has paid $2.75 million pursuant to the subscription agreement and therefore has the right to nominate 50.1% of the Board of Directors under the Security Holders Agreement. ACCBT has previously nominated Jonathan C. Javitt and Moshe Lion for election to the Company’s Board of Directors.

The security holders who are parties to the Security Holders Agreement also agreed, for so long as ACCBT holds at least 5% of the issued and outstanding shares of our common stock, not to vote any of their shares to approve the following matters, without the written consent of ACCBT: (i) any change in our certificate of incorporation or bylaws, or alteration of our capital structure; (ii) the declaration or payment of a dividend or the making of any distributions; (iii) the taking of any steps to liquidate, dissolve, wind-up or otherwise terminate our corporate existence; or (iv) the entering into any transaction the effect of which would place control of our business in the hands of an arm’s length third party.

In connection with the subscription agreement, we agreed to issue, as a finder’s fee, an aggregate of 1,250,000 shares of our common stock to Tayside Trading Ltd. or its assigns. The shares will be issued pro rata to the funds received from ACCBT on each closing date under the subscription agreement. As of April 3, 2008, 687,500 shares have been issued to the assignee of Tayside Trading Ltd.

Agreement with Vivian Shaltiel
On April 13, 2008, we entered into an agreement with Vivian Shaltiel pursuant to which Ms. Shaltiel agreed to partially defer and partially convert to equity the payment of $1,250,000 (the “Debt”) owed by the Company to Ms. Shaltiel pursuant to: (i) a Convertible Promissory Note, dated February 7, 2006, in the original principal amount of $500,000, (ii) a Convertible Promissory Note, dated June 5, 2006, in the original principal amount of $500,000, (iii) a Convertible Promissory Note, dated September 14, 2006, in the original principal amount of $100,000 and (iv) an agreement by and between Ms. Shaltiel and the Company, dated as of September 10, 2007, and amended as of November 1, 2007, scheduling repayment of the above Convertible Promissory Notes on a deferred schedule (the “Deferral Agreement”).

Pursuant to the agreement, the Company agreed to pay $250,000 of the Debt in accordance with the following schedule:

Payment Date	Amount
May 30, 2008	$50,000
July 31, 2008	$50,000
September 30, 2008	$50,000
December 31, 2008	$50,000
February 28, 2009	$50,000

In addition, the Company has issued 2,857,142 shares of common stock to Ms. Shaltiel in lieu of the repayment of $1,000,000 of the Debt.

Ms. Shaltiel agreed that upon payment of the foregoing amounts in accordance with the foregoing schedule and the receipt of the stock grant, all of the Company’s outstanding obligations owed to Ms. Shaltiel under the notes will be satisfied in full. Ms. Shaltiel also waived any breach or default that may have arisen prior to the date of the agreement from the failure of the Company to make payments to Ms. Shaltiel under any of the notes or the Deferral Agreement.

Government Regulations and Supervision

Once fully developed, we intend to market our bone marrow derived differentiated neurothrophic-factor secreting cell products, NurOwnTM, for autologous transplantation in patients by neurosurgeons in medical facilities in the U.S., Europe, Japan and the Pacific Rim. Accordingly, we believe our research and development activities and the manufacturing and marketing of our technology are subject to the laws and regulations of governmental authorities in the United States and other countries in which our technology and products will be marketed. Specifically, in the U.S., the FDA, among other agencies, regulates new biological product approvals (“BLA”) to establish safety and efficacy, as well as appropriate production of these products. Governments in other countries have similar requirements for testing and marketing.

As we are currently in the research and development stage of our technology and NurOwnTM cell product, we have initiated the process of seeking regulatory approval from the FDA and other regulatory agencies. We have retained/recruited expert regulatory consultants and employees to assist us in our approaches to the FDA. In our efforts to obtain regulatory approval, we have had a pre Investigational New Drug (“IND”) meeting with the FDA and we are planning to retain such expert regulatory consultants to assist the Company in its approach to the EMEA in order to get regulatory approval in Europe.

Regulatory Process in the United States

Regulatory approval of new biological products is a lengthy procedure leading from development of a new product through pre-clinical animal testing and clinical studies in humans. This process takes a number of years, is regulated by the FDA and requires the expenditure of significant resources. There can be no assurance that our technology will ultimately receive regulatory approval. We summarize below our understanding of the regulatory approval requirements that may be applicable to us if we pursue the process of seeking an approval from the FDA.

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

Although there can be no assurance that the FDA will not choose to change its regulations, current regulation proposes that cell products which are manipulated, allogeneic, or as in our case, autologous but intended for a different purpose than the natural source cells (NurOwnTM are bone marrow derived and are intended for transplantation into the brain or into the muscles) must be regulated through a "tiered approach intended to regulate human cellular and tissue based products only to the extent necessary to protect public health". Thus the FDA requires: (i) preclinical laboratory and animal testing; (ii) submission of an IND exemption which must be effective prior to the initiation of human clinical studies; (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use; (iv) submission to the FDA of a BLA; and (v) review and approval of the BLA as well as inspections of the manufacturing facility for GMP compliance, prior to commercial marketing of the product.

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

In order to conduct clinical trials of the proposed product, the manufacturer or distributor of the product will have to file an IND submission with the FDA for its approval to commence human clinical trials. The submission must be supported by data, typically including the results of pre-clinical and laboratory testing. Following submission of the IND, the FDA has 30 days to review the application and raise safety and other clinical trial issues. If an applicant is not notified of objections within that period, clinical trials may be initiated at a specified number of investigational sites with the number of patients, as applied. Clinical trials which are to be conducted in accordance with good clinical practice (“GCP”) guidelines are typically conducted in three sequential phases. Phase I represents the initial administration of the drug or biologic to a small group of humans, either healthy volunteers or patients, to test for safety and other relevant factors. Phase II involves studies in a small number of patients to explore the efficacy of the product, to ascertain dose tolerance and the optimal dose range and to gather additional data relating to safety and potential adverse affects. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, multi-center Phase III studies are initiated to establish safety and efficacy in an expanded patient population and multiple clinical study sites. The FDA reviews both the clinical plans and the results of the trials and may request an applicant to discontinue the trials at any time if there are significant safety issues.

In addition, the manufacturer of our cell therapy product, whether it is performed in-house or by a contract manufacturer, should be registered as a biologic product manufacturer with the FDA product approval process. The FDA may inspect the production facilities on a routine basis for compliance with the GMP and Good Tissue Practice (“GTP”) guidelines for cell therapy products. The regulations of the FDA require that we, and/or any contract manufacturer, design, manufacture and service products and maintain documents in the prescribed manner with respect to manufacturing, testing, distribution, storage, design control and service activities. The FDA may prohibit a company from promoting an approved product for unapproved applications and reviews product labeling for accuracy.

Competition

We face significant competition in our efforts to develop our products and services, including: (i) cell therapies competing with NurOwnTM and its applications and (ii) other treatments or procedures to cure or slow the effects of PD and other neurodegenerative diseases. There are a number of companies developing cell therapies. Among them are companies that are involved in the controversial fetal cell transplant or ESC-derived cell therapy, as well as companies developing adult stem cells. Other companies are developing traditional chemical compounds, new biological drugs, cloned human proteins and other treatments, which are likely to impact the markets, which we intend to target. We believe that as an autologous bone marrow derived product that has shown proof of concept in-vitro and in animal studies, NurOwnTM has a first mover advantage in the adult stem cell space and such space has competitive advantages over the fetal cell or ESC-derived cell space as it has a long safety record and does not have the same ethical limitations.

Employees

As of March 17, 2008, we have three executive officers: Rami Efrati, our Chief Executive Officer; Chaim Lebovits, our President; and David Stolick, our Chief Financial Officer. We have engaged consultants, attorneys and accountants as necessary. We currently have fourteen full-time scientific and administrative employees. Assuming we consummate our intended financings, we expect to increase our staff significantly in the near future. None of our employees is represented by a labor union and we believe that we have good relations with our employees.

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

On August 1, 2007, we obtained a waiver and release from Ramot pursuant to which Ramot agreed to an amended payment schedule regarding our payment obligations under the Amended Agreement and waived all claims against us resulting from our previous breaches and non-payment under the original license agreement. The payments described in the waiver and release cover all of our payment obligations (including interest) that were past due and not yet due pursuant to the original license agreement. To date, we have not yet made the February 2008 payment of $150,000 to Ramot. On April 8, 2008, we entered into an agreement with Ramot to postpone this payment until April 25, 2008. If we fail to pay the amounts owed to Ramot in accordance with the new payment schedule, Ramot may have the right to terminate the license and all claims waived by Ramot pursuant to the waiver and release may be reinstated. If Ramot elects to terminate our license, we would need to change our business strategy and we may be forced to cease our operations.

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

Pursuant to the subscription agreement with ACCBT, we expect to issue and sell additional shares and warrants to ACCBT through November 2008 for aggregate consideration of up to $5,000,000. However, if we do not satisfy the closing conditions contained in the subscription agreement, and if ACCBT does not elect to purchase additional shares and warrants, we will need to seek additional financings to allow us to execute our business plan. Even if ACCBT purchases all of the shares and warrants under the subscription agreement, we will still need to secure additional funds to effect our plan of operations. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds on favorable terms and in a timely fashion, we will be unable to execute our business plan and we will be forced to restrict or cease our operations.

Assuming we raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges (including registrations rights) senior to those of the rights of our common stock and our stockholders will experience additional dilution.

Our company has a history of losses and we expect to incur losses for the foreseeable future. We had no revenues for the fiscal year ended December 31, 2007 or for the transition period from April 1, 2006 to December 31, 2006. As a development stage company, we are in the early stages of executing our business plan. Our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. Most notably, we do not expect that any therapies resulting from our or our collaborators’ research and development efforts will be commercially available for a significant number of years, if at all. We also do not expect to generate revenues from strategic partnerships or otherwise for at least the next 12 months, and likely longer. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have an adverse impact on our working capital, total assets and stockholders’ equity, and we may never achieve profitability.

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

In November 2004 and February 2005, our Board of Directors adopted and ratified the 2004 Global Share Option Plan and the 2005 U.S. Stock Option Plan and Incentive Plan (the “Global Plan” and “U.S. Plan” respectively and the “Plans” together), and further approved the reservation of 9,143,462 shares of our common stock for issuance under the Plans (the “Shares”). Our shareholders approved the Plans and the issuance of the Shares in a special meeting of shareholders that was held on March 28, 2005. We have made and intend to make further option grants under the Plans or otherwise issue warrants or shares of our common stock to individuals under the Plans. For example, as of March 17, 2008:

•
under our Global Plan we have granted and not canceled a total of 7,991,778 options with various exercise prices and expiration dates, to officers, directors, services providers, consultants and employees.

•	under our U.S. Plan we have issued an additional 830,000 shares of restricted stock and options for grants to Scientific Advisory Board members, service providers, consultants and directors.

Such issuances will, if and when made (and if options or warrants are subsequently exercised), dilute your percentage ownership in the Company.

As of March 17, 2008, we have issued convertible notes that have not yet been converted or repaid in an aggregate principal amount of $180,000 to various investors. Each holder of a convertible note may choose to convert all or part of the outstanding principal and interest amount of such holder’s note into shares of our common stock on or prior to the maturity date of the respective note. The maximum number of shares, in the aggregate, that are issuable pursuant to outstanding convertible notes is 4,000,000.

As of March 17, 2008, we have issued 22,172,609 shares to investors, directors, service providers and consultants. When we register the shares or those underlying convertible securities for which we have undertaken to register, they can be sold in the public market. In addition, the shares that we will not register will become eligible for sale into the public market subject to and in accordance with applicable SEC rules and regulations, which provide exemptions from registration requirements. If any of the holders of these shares or convertible securities, or any of our existing stockholders, sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly.

ACCBT Corp. holds equity participation rights that could affect our ability to raise funds. Pursuant to the subscription agreement with ACCBT Corp., a company under the control of Mr. Chaim Lebovits, our President, we granted ACCBT Corp. the right to acquire additional shares of our common stock whenever we issue additional shares of common stock or other securities of the Company, or options or rights to purchase shares of the Company or other securities directly or indirectly convertible into or exercisable for shares of the Company (including shares of any newly created class or series). This participation right could limit our ability to enter into equity financings and to raise funds from third parties.

You may experience difficulties in attempting to enforce liabilities based upon U.S. federal securities laws against us and our non-U.S. resident directors and officers. Our principal operations are located through our subsidiary in Israel and our principal assets are located outside the U.S. Our President, Chief Executive Officer, Chief Financial Officer, and some of our directors are foreign citizens and do not reside in the U.S. It may be difficult for courts in the U.S. to obtain jurisdiction over our foreign assets or these persons and as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our directors or executive officers in U.S. courts. Thus, should any situation arise in the future in which you have a cause of action against these persons or entities, you are at greater risk in investing in our company rather than a domestic company because of greater potential difficulties in bringing lawsuits or, if successful, collecting judgments against these persons or entities as opposed to domestic persons or entities.

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

Item 2. Description of Property.

The address of our principal executive offices is 110 East 59 th Street, New York, NY 10022, where we have a license to use office space and receive general office services. We have paid rent in the past, but are currently not required to do so.

On December 1, 2004, our Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the “Subsidiary”) entered into a lease agreement for the lease of premises in 12 Basel Street, Petach Tikva, Israel, which include approximately 600 square meters of office and laboratory space. The term of the lease is 36 months, with two options to extend: one for an additional 24 months (the "First Option"); and one for an additional 36 months (the "Second Option"). Rent is to be paid on a quarterly basis in the following amounts: (i) NIS 17,965 (approximately $5,200) per month during the first 12 months of the lease; (ii) NIS 19,527 (approximately $5,700) per month during the following 24 months of the lease; (iii) NIS 22,317 (approximately $6,500) per month during the First Option period; and (iv) NIS 23,712 (approximately $6,900) per month during the Second Option period.

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

We have recently expanded our Petach Tikva facility to include an animal research facility, at a cost of $240,000. The new animal research facility began operations the week of April 7, 2008.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings.

Item 4. Submission of Matters to Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently traded on the OTC Bulletin Board operated by the NASD (OTC BB) under the symbol “BCLI”.

The following table sets forth for the periods indicated the high and low sales prices for our common stock.

Quarter Ended	High	Low
December 31, 2007	$1.13	$0.40
September 30, 2007	$1.15	$0.40
June 30, 2007	$0.39	$0.26
March 31, 2007	$0.49	$0.23
December 31, 2006	$0.33	$0.24
September 30, 2006	$0.49	$0.21
June 30, 2006	$0.55	$0.35
March 31, 2006	$0.66	$0.40

On March 17, 2008, the closing price for our common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.45.

As of March 17, 2008, there were 80 holders of record of our common stock. As of such date, 42,617,268 shares of our common stock were issued and outstanding.

Transfer Agent

American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038 (Telephone: (800) 937-5449) is the registrar and transfer agent for our common shares.

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

Recent Sales of Unregistered Securities

On April 13, 2008, the Company issued 2,857,142 shares of its common stock to Vivian Shaltiel in full satisfaction of $1,000,000 of debt owed by the Company to Vivian Shaltiel. This transaction did not involve any underwriters, underwriting discounts or commissions and we believe that such transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

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

Plan of Operation

Assuming we can successfully complete our additional necessary financings, our primary objectives over the next twelve (12) months will be:

•
To define and optimize our NurOwnTM technology for human bone marrow derived mesenchymal stromal stem cells, in order to  set up the final production process for clinical studies in accordance with health authorities’ guidelines. To reach this goal we intend to further optimize methods for stem cell growth and differentiation in specialized growth media, as well as methods for freezing, thawing, storing and transporting the expanded mesenchymal stem cells, as well as the differentiated neurothrophic factor (“NTF”) secreting cells; particular attention will be devoted to optimizing and refining the animal in vivo models for testing the efficacy of the transplanted cells;

•	To confirm robustness and reproducibility of the process;

•	To validate the process for bone marrow derived mesenchymal stromal stem cells from PD and ALS patients;

•	To set up quality systems for the processing of our cells;

•	To finalize analytical methodology and product specifications to be used as release criteria of the final cell product for clinical trials in humans;

•	To generate process SOPs, protocols and reports for file submission to regulatory authorities;

•	To optimize the in vivo animal models;

•	To conduct efficacy studies in animal models of PD and ALS (mice and rats) in order to further evaluate the engraftment, survival and efficacy of our NTF secreting cells in these models;

•	To conduct safety studies in rodents;

•	To conduct safety and efficacy studies in non-human primates;

•	To finalize the preparations for the submission of a Pre-IND;

•	To prepare protocols for Phase I clinical studies.

All of these activities will be coordinated with a view towards the execution of clinical trials for the autologous transplantation of the differentiated NTF secreting cells in humans. We intend to crystallize our development plans with the assistance of our scientific advisory board members and external regulatory consultants who are experts in the FDA cell therapy regulation guidelines.

In addition, we intend to identify and evaluate in-licensing opportunities for development of innovative technologies utilizing cell and gene therapy for diabetes, cardiac disease and other indications.

Cash Requirements

At December 31, 2007, we had $258,000 in total current assets and $3,228,000 in total current liabilities and on March 17, 2008, we had approximately $5,000 in cash. In August 2007, the Company received $1,000,000 from ACCBT Corp., in November 2007, the Company received an additional $750,000 from ACCBT Corp. and in April 2008, the Company received the third payment of $750,000 from ACCBT and a permitted assignee. If ACCBT Corp. chooses to continue funding the Company as set forth in the Subscription Agreement, then we expect that we will receive another three installments of $750,000 every quarter through November 2008. We will need to raise additional funds through public or private debt or equity financings to meet our anticipated expenses for the coming years so that we can execute our business plan and conduct clinical trials in PD and ALS patients. Although we have been seeking such additional funds, no commitments to provide additional funds have been made by management, other shareholders or third parties.

Our other material cash needs for the next 12 months will include employee salaries and benefits, payments for outsourcing of certain animal experiments, possible upfront payments for in-licensing opportunities, payment for clinical trials in Europe or the U.S., facility lease, capital equipment expenses and construction of facilities for animals we plan to use in our research and development and trials, legal and audit fees, patent prosecution fees and consulting fees.

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

For the twelve months ending December 31, 2008, we estimate that our research and development costs will be approximately $3 million excluding compensation expenses related to options and warrants. We intend to spend our research and development costs on the development of our core NurOwn™ technology by developing the cell differentiation process according to FDA and/or EMEA guidelines. We also plan to construct a facility for animals we plan to use in our research and development and trials. We also intend to fund and finance collaborations with medical centers and strategic partners for future clinical trials.

General and Administrative Expenses

If we can successfully complete our financings, for the twelve months ending December 31, 2008, we estimate that our general and administrative expenses will be approximately $2 million excluding compensation expenses related to options, warrants and shares. These general and administrative expenses will include, among others, salaries, legal and audit expenses, business development, investor and public relations, Sarbanes-Oxley compliance expenses and office maintenance.

We do not expect to generate any revenues in the twelve-month period ending December 31, 2008.

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

Purchase or Sale of Equipment

Our subsidiary leases a facility in Petach Tikva, Israel, which includes approximately 600 square meters of laboratory and office space. In May 2005, we completed leasehold improvements of the facility for which we paid the contractor approximately $368,000 and issued to the contractor fully vested options to purchase 30,000 shares of our common stock at an exercise price of $0.75 per share. The lessor has reimbursed us $82,000 in connection with these improvements. We relocated to the new facility in May 2005. As of December 31, 2007, we had purchased laboratory equipment and furniture for a total sum of approximately $424,000 and assuming we complete additional financings, we intend to purchase certain additional laboratory equipment at an estimated cost of $100,000.

Employees

We currently have fourteen full-time scientific and administrative employees. We expect to increase our staff significantly in the coming months in order to reach our goals.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 7. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007

U.S. DOLLARS IN THOUSANDS

INDEX

Page

Report of Independent Registered Public Accounting Firm	22

Consolidated Balance Sheets	23

Consolidated Statements of Operations	24

Statements of Changes in Stockholders' Equity (Deficiency)	25 - 27

Consolidated Statements of Cash Flows	28

Notes to Consolidated Financial Statements	29 - 68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

BRAINSTORM CELL THERAPEUTICS INC.
(A development stage company)

We have audited the accompanying consolidated balance sheet of Brainstorm Cell Therapeutics Inc. (a development stage company) ("the Company") and its subsidiary as of December 31, 2007, and the related consolidated statements of operations, statements of changes in stockholders' equity (deficiency) and the consolidated statements of cash flows for the year ended December 31, 2007, for the nine months ended December 31, 2006 and 2005 and for the period from September 22, 2000 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from September 22, 2000 (inception) through March 31, 2004, were audited by other auditors whose report dated May 26, 2004 expressed an unqualified opinion on those statements. The consolidated financial statements for the period from September 22, 2000 (inception) through March 31, 2004 included a net loss of $162,687. Our opinion on the consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the period from September 22, 2000 (inception) through December 31, 2007, insofar as it relates to amounts for prior periods through March 31, 2004, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2007, and the consolidated results of their operations and cash flows for the year ended December 31, 2007, for the nine months ended December 31, 2006 and 2005 and for the period from September 22, 2000 (inception) through December 31, 2007, in conformity with U.S generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2007, the Company adopted Financial Accounting Standard Board Statement No. 123(R), "Share-Based Payment".

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1h, the Company has incurred operating losses and has a negative cash flow from operating activities and has a working capital deficiency. As for the Company research and development license agreement with Ramot, see Note 3. These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
April 13, 2008	A Member of Ernst & Young Global

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)
	December 31
	2007	2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	86	60
Restricted cash (Note 10b)	35	32
Accounts receivable and prepaid expenses (Note 5)	137	42
Total current assets	258	134

LONG-TERM INVESTMENTS:
Prepaid expenses	9	8
Severance pay fund	75	38
Total long-term investments	84	46

PROPERTY AND EQUIPMENT, NET (Note 6)	739	491

DEFERRED CHARGES (Notes 8 and 9)	2	52

Total assets	1,083	723

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Trade payables	838	721
Other accounts payable and accrued expenses (Note 7)	1,049	651
Short-term convertible loans (Note 8)	396	937
Short-term loans (Notes 8a and 9)	945	189
Total current liabilities	3,228	2,498

LONG-TERM LOAN (Note 8a)	200	-

ACCRUED SEVERANCE PAY	83	41

Total liabilities	3,511	2,539

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' DEFICIENCY:
Stock capital: (Note 11)
Common stock of $ 0.00005 par value - Authorized: 800,000,000 shares at December 31, 2007 and 2006; Issued and outstanding: 41,004,409 and 24,201,812 shares at December 31, 2007 and 2006, respectively	2	1
Additional paid-in capital	30,058	24,427
Deficit accumulated during the development stage	(32,488)	(26,244)

Total stockholders' deficiency	(2,428)	(1,816)

Total liabilities and stockholders' deficiency	1,083	723

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share data)
	Year ended December 31,	Nine months ended December 31,	Nine months ended December 31,	Period from September 22, 2000 (inception date) through December 31,
	2007	2006	2005	2007
			Unaudited
Operating costs and expenses:
Research and development	2,265	742	844	20,205
Less - participation by the Office of the Chief Scientist	(340)	-	-	(340)
Research and development, net	1,925	742	844	19,865
General and administrative	2,990	2,140	1,727	10,060

Total operating costs and expenses	4,915	2,882	2,571	29,925

Financial expenses, net	(1,329)	(1,025)	(1)	(2,346)

	(6,244)	(3,907)	(2,572)	(32,271)
Taxes on income (Note 12)	-	17	23	53

Loss from continuing operations	(6,244)	(3,924)	(2,595)	(32,324)
Net loss from discontinued operations	-	-	-	164

Net loss	(6,244)	(3,924)	(2,595)	(32,488)

Basic and diluted net loss per share from continuing operations	(0.21)	(0.17)	(0.119)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	29,278,452	23,717,360	21,797,624

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

					Deficit accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)
Balance as of September 22, 2000 (date of inception)	-	-	-	-	-	-

Stock issued on September 22, 2000 for cash at $0.00188 per share	8,500,000	1	16	-	-	17
Stock issued on March 31, 2001 for cash at $0.0375 per share	1,600,000	*) -	60	-	-	60
Contribution of capital	-	-	8	-	-	8
Net loss	-	-	-	-	(17)	(17)

Balance as of March 31, 2001	10,100,000	1	84	-	(17)	68

Contribution of capital	-	-	11	-	-	11
Net loss	-	-	-	-	(26)	(26)

Balance as of March 31, 2002	10,100,000	1	95	-	(43)	53

Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(47)	(47)

Balance as of March 31, 2003	10,100,000	1	110	-	(90)	21

2-for-1 stock split	10,100,000	*) -	-	-	-	-
Stock issued on August 31, 2003 to purchase mineral option at $0.065 per share	100,000	*) -	6	-	-	6
Cancellation of shares granted to Company's President	(10,062,000)	*) -	*) -	-	-	-
Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(73)	(73)

Balance as of March 31, 2004	10,238,000	1	131	-	(163)	(31)

Stock issued on June 24, 2004 for private placement at $0.01 per share, net of $25,000 issuance expenses (Note 11b(1)(a))	8,510,000	*) -	60	-	-	60
Contribution capital (Note 11b)	-	-	7	-	-	7
Stock issued in 2004 for private placement at $0.75 per unit (Note 11b(1)(a))	1,894,808	*) -	1,418	-	-	1,418
Cancellation of shares granted to service providers	(1,800,000)	*) -		-	-	-
Deferred stock-based compensation related to options granted to employees	-	-	5,979	(5,979)	-	-
Amortization of deferred stock-based compensation related to shares and options granted to employees (Note 11b(2))	-	-	-	584	-	584
Compensation related to shares and options granted to service providers (Note 11b(3))	2,025,000	*) -	17,506	-	-	17,506
Net loss	-	-	-	-	(18,840)	(18,840)

Balance as of March 31, 2005	20,867,808	1	25,101	(5,395)	(19,003)	704

*)	Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

					Deficit
					accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of March 31, 2005	20,867,808	1	25,101	(5,395)	(19,003)	704

Stock issued on May 12, 2005 for private placement at $0.8 per share (Note 11b(1)(c))	186,875	*) -	149	-	-	149
Stock issued on July 27, 2005 for private placement at $0.6 per share (Note 11b(1)(d))	165,000	*) -	99	-	-	99
Stock issued on September 30, 2005 for private placement at $0.8 per share (Note 11b(1)(e))	312,500	*) -	225	-	-	225
Stock issued on December 7, 2005 for private placement at $0.8 per share (Note 11b(1)(e))	187,500	*) -	135	-	-	135
Forfeiture of options granted to employees	-	-	(3,363)	3,363	-	-
Deferred stock-based compensation related to shares and options granted to directors and employees	200,000	*) -	486	(486)	-	-
Amortization of deferred stock-based compensation related to options and shares granted to employees and directors (Note 11b(2))	-	-	51	1,123	-	1,174
Stock-based compensation related to options and shares granted to service providers (Note 11b(3))	934,904	*) -	662	-	-	662
Reclassification due to application of EITF 00-19 (Note 8l)	-	-	(7,906)			(7,906)
Beneficial conversion feature related to a convertible bridge loan	-	-	164	-	-	164
Net loss	-	-	-	-	(3,317)	(3,317)

Balance as of March 31, 2006	22,854,587	1	15,803	(1,395)	(22,320)	(7,911)

Elimination of deferred stock compensation due to implementation of SFAS 123(R)	-	-	(1,395)	1,395	-	-
Stock-based compensation related to shares and options granted to directors and employees	200,000	*) -	1,168	-	-	1,168
Reclassification due to application of EITF 00-19 (Note 8l)	-	-	7,191	-	-	7,191
Stock-based compensation related to options and shares granted to service providers (Note 11b(3))	1,147,225	*) -	453	-	-	453
Warrants issued to convertible note holder (Note 8e)	-	-	11	-	-	11
Warrants issued to loan holder (Note 9)	-	-	110	-	-	110
Beneficial conversion feature related to convertible bridge loans (Note 8)	-	-	1,086	-	-	1,086
Net loss	-	-	-	-	(3,924)	(3,924)
Balance as of December 31, 2006	24,201,812	1	24,427	-	(26,244)	(1,816)

*)	Represents an amount less than $1 .

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

					Deficit accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2006	24,201,812	1	24,427	-	(26,244)	(1,816)

Stock-based compensation related to options and shares granted to service providers (Note 11b(3))	544,095	*) -	1,446	-	-	1,446
Warrants issued to convertible note holder (Note 8)	-	-	109	-	-	109
Stock-based compensation related to shares and options granted to directors and employees	200,000	*) -	1,232	-	-	1,232
Beneficial conversion feature related to convertible loans (Note 8)	-	-	407	-	-	407
Conversion of convertible loans	725,881	*) -	224	-	-	224
Exercise of warrants	3,832,621	*) -	214	-	-	214
Stock issued for private placement at $0.1818 per unit, net of finder's fee (Note 11b(1)(f))	11,500,000	1	1,999	-	-	2,000
Net loss	-	-	-	-	(6,244)	(6,244)
Balance as of December 31, 2007	41,004,409	2	30,058	-	(32,488)	(2,428)

*)	Represents an amount less than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands
	Year ended December 31,	Nine months ended December 31,	Nine months ended December 31,	Period from September 22, 2000 (inception date) through December 31,
	2007	2006	2005	2007
			Unaudited
Cash flows from operating activities:
Net loss	(6,244)	(3,924)	(2,595)	(32,488)
Less - loss for the period from discontinued operations	-	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	99	62	39	218
Amortization of deferred charges	62	86	-	148
Severance pay, net	5	(3)	-	8
Accrued interest on loans	237	66	-	316
Amortization of discount on short-term loans	972	800	-	1,823
Change in fair value of options and warrants	-	(488)	-	(795)
Expenses related to shares and options granted to service providers	1,446	575	256	20,133
Amortization of deferred stock-based compensation related to options granted to employees	1,232	1,168	832	4,157
Decrease (increase) in accounts receivable and prepaid expenses	(95)	4	62	(136)
Increase in trade payables	117	520	170	838
Increase in other accounts payable and accrued expenses	398	279	389	1,044
Erosion of restricted cash	(3)	-	2	-

Net cash used in continuing operating activities	(1,774)	(855)	(845)	(4,570)
Net cash used in discontinued operating activities	-	-	-	(22)
Total net cash used in operating activities	(1,774)	(855)	(845)	(4,592)

Cash flows from investing activities:
Purchase of property and equipment	(347)	(141)	(202)	(926)
Restricted cash	-	(3)	-	(35)
Investment in lease deposit	-	(1)	(3)	(9)

Net cash used in continuing investing activities	(347)	(145)	(205)	(970)
Net cash used in discontinued investing activities	-		-	(16)
Total net cash used in investing activities	(347)	(145)	(205)	(986)

Cash flows from financing activities:
Proceeds from issuance of Common stock and warrants, net	1,750	-	609	4,087
Proceeds from loans, notes and issuance of warrants, net	673	770	-	2,060
Proceeds from exercise of warrants	214	-	-	25
Repayment of short-term loans	(490)	-	-	(551)

Net cash provided by continuing financing activities	2,147	770	609	5,621
Net cash provided by discontinued financing activities	-	-	-	43
Total net cash provided by financing activities	2,147	770	609	5,664

Increase (decrease) in cash and cash equivalents	26	(230)	(441)	86
Cash and cash equivalents at the beginning of the period	60	290	528	-
Cash and cash equivalents at end of the period	86	60	87	86

Non-cash financing activities:
Non-cash financing activities from discontinued operations	-	-	26	-
Non-cash proceeds from issuance of Common stock and warrants, net	250	-	-	-
Non-cash repayment of short-term loans	(250)	-	-	-
	-	-	26	-
Interest paid	17	-	-	17
Non-cash investing activities:
Non-cash purchase of property and equipment	40	-	-	-

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 1:-	GENERAL

a.	Brainstorm Cell Therapeutics Inc. (formerly: Golden Hand Resources Inc.) (the "Company") was incorporated in the State of Washington on September 22, 2000.

b.
On May 21, 2004, the former major stockholders of the Company entered into a purchase agreement with a group of private investors, who purchased from the former major stockholders 6,880,000 shares of the then issued and outstanding 10,238,000 shares of Common Stock.

c.
On July 8, 2004, the Company entered into a licensing agreement with Ramot of Tel Aviv University Ltd. ("Ramot"), an Israeli corporation, to acquire certain stem cell technology (see Note 3). Subsequent to this agreement, the Company decided to focus on the development of novel cell therapies for neurodegenerative diseases, particularly Parkinson's disease, based on the acquired technology and research to be conducted and funded by the Company.

Following the licensing agreement dated July 8, 2004, the management of the Company decided to abandon all old activities related to the sale of the digital data recorder product. The discontinuation of this activity was accounted for under the provision of Statement of Financial Accounting Standard ("SFAS") 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

d.
On November 22, 2004, the Company changed its name from Golden Hand Resources Inc. to Brainstorm Cell Therapeutics Inc. to better reflect its new line of business in the development of novel cell therapies for neurodegenerative diseases. BCT owns all operational property and equipment.

e.	On October 25, 2004, the Company formed a wholly-owned subsidiary in Israel, Brainstorm Cell Therapeutics Ltd. ("BCT").

f.	In November 2006, the Company changed its state of incorporation from Washington to Delaware.

g.	On September 17, 2006, the Company's Board determined to change the Company's fiscal year-end from March 31 to December 31.

h.
Since its inception, the Company has devoted substantially most of its efforts to research and development, recruiting management and technical staff, acquiring assets and raising capital. In addition, the Company has not generated revenues. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7, "Accounting and reporting by development Stage Enterprises" ("SFAS No. 7").

As of December 31, 2007, the Company had accumulated a deficit of $32,488, working capital deficiency of $2,970, incurred net loss of $6,244 and negative cash flows from operating activities in the amount of $1,774 for the year ended December 31, 2007. In addition, the Company has not yet generated any revenues.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 1:-	GENERAL (Cont.)

These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern.

The Company depends on Ramot to conduct its research and development activities. As discussed in Note 3, the Company didn't make a certain payment in 2008 to Ramot. As a result, the Company did not meet the payment schedule according to the agreement with Ramot and Ramot was entitled to terminate the research and license agreement. On April 7, 2008, Ramot agreed to postpone the above payment until April 25, 2008. Any further delay of such payment beyond April 25, 2008, shall constitute a breach of the Company’s obligations pursuant to the research and license agreement.

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

The Company intends to raise additional capital to fund its operations, in addition to the funds raised in the recent private placement (Note 11b(1)(f)). In the event the Company is unable to successfully raise capital or otherwise generate revenues, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated and might not be able to pay its liabilities on their scheduled maturity dates.

Accordingly, the Company intends to reduce general and administrative expenses and cease or delay the development project until it is able to obtain sufficient financing. There can be no assurance that sufficient revenues will be generated and that additional funds will be available on terms acceptable to the Company, or at all.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation:

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.

b.	Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

c.	Financial statement in U.S. dollars:

The functional currency of the Company is the U.S dollar ("dollar") since the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. Part of the transactions of the subsidiary, are recorded in new Israeli shekels ("NIS"); however, a substantial portion of the subsidiary's costs is incurred in dollars or linked to the dollar. Accordingly, management has designated the dollar as the currency of its subsidiary's primary economic environment and thus it is their functional and reporting currency.

Transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been remeasured to dollars in accordance with the provisions of Statement of Financial Accounting Standard 52, "Foreign Currency Translation". All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

g.	Impairment of long-lived assets:

The Company’s and its subsidiary’s long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During 2006 and 2007, no impairment losses were identified.

h.	Research and development expenses, net:

Research and development expenses, are charged to the statement of operations as incurred.

Royalty-bearing grants from the Government of Israel for funding approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and applied as a deduction from research and development expenses. Such grants are included as a deduction of research and development costs since at the time received it is not probable the Company will generate sales from these projects and pay the royalties resulting from such sales.

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

The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Severance Pay Law in Israel or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

Severance expenses for the year ended December 31, 2007, nine months ended December 31, 2006 and 2005 were $41, $18 and $15 (unaudited), respectively

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

j.	Accounting for stock-based compensation:

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards 123 (Revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options under the Company's stock plans based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for equity-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, equity-based compensation expense was recognized in the Company's results of operations when the exercise price of the Company's stock options granted to employees and directors was lower than the fair market value of the underlying stock on the date of grant.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company's fiscal year 2006. Under that transition method, compensation cost recognized in the nine months ended December 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As required by the modified prospective method, results for prior periods have not been restated.

The Company recognizes compensation expense for the value of non-employee awards, which have graded vesting, based on the accelerated attribution method over the requisite service period of each award, net of estimated forfeitures.

The Company recognizes compensation expense for the value of employee awards that have graded vesting, based on the straight-line method over the requisite service period of each of the awards, net of estimated forfeitures.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company estimates the fair value of restricted shares based on its market price on the shares grant date and estimates the fair value of stock options granted using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the period, equal to the expected option term. The expected option term was calculated for options granted to employees and directors in accordance with SAB-107, using the "simplified" method. Grants to non-employees are based on the contractual term. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The Company has an insufficient option forfeiture history and, therefore, the forfeiture rate is estimated at 0%.

The following table illustrates the effect on net loss and net loss per share, assuming that the Company had applied the fair value recognition provision of SFAS 123(R) on its stock-based employee compensation:

Nine months ended December 31,
2005
Unaudited

Net loss as reported	(2,595)
Deduct: stock based employee compensation intrinsic value	(832)
Add: stock-based compensation expense determined under fair value method	956

Pro forma net loss	(2,719)

Basic and diluted net loss per share, as reported	(0.119)

Basic and diluted net loss per share, pro forma	(0.125)

For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes options pricing model and amortized to expense over the options vesting period. The assumptions used in the calculation are as follows:

Nine months ended December 31,
2005
Unaudited

Volatility	112%
Risk-free interest	4.46%
Dividend yield	0%
Expected life of up to (years)	4 - 5
Forfeiture rate	0%

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

k.	Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares outstanding during each year, plus the dilutive potential of the Common Stock considered outstanding during the year, in accordance with Statement of Financial Standard 128, "Earnings per Share."

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the year ended December 31, 2007 and for the nine months ended December 31, 2006 and 2005, since all such securities have an anti-dilutive effect.

l.	Income taxes:

The Company and its subsidiary account for income taxes in accordance with Statement of Financial Accounting Standard 109, "Accounting for Income Taxes." This Statement requires the use of the liability method of accounting for income taxes, whereby deferred tax asset and liability account balances are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiary provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109". FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarified the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of the provisions of FIN 48 did not have an impact on the Company's consolidated financial position and results of operations.

m.	Fair value of financial instruments:

The carrying values of cash and cash equivalents, accounts receivable and prepaid expenses, trade payables and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of these instruments.

n.	Concentrations of credit risk:

Financial instruments that potentially subject the Company and its subsidiary to concentrations of credit risk consist principally of cash and cash equivalents.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

o.	Deferred charges:

Deferred charges include a finder’s fee related to short-term convertible loans. The deferred charges are amortized as financial expense over the period of short-term convertible loans.

p.	Impact of recently issued accounting standards:

On December 21, 2007 the SEC staff issued Staff Accounting Bulletin 110, which, effective January 1, 2008, amends and replaces SAB 107, "Share-Based Payment". SAB 110 expresses the views of the SEC staff regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS 123(R), "Share-Based Payment". Under the "simplified" method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the "simplified" method, which was first described in Staff Accounting Bulletin 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the "simplified" method for "plain vanilla" awards in certain situations. The SEC staff does not expect the "simplified" method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. There is no impact by the adoption of this standard on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008. The FASB issued a FASB Staff Position (FSP) to defer the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In June 2007, the Emerging Issues Task Force of the FASB ("EITF") reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. The deferred amounts would be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is permitted. EITF 07-3 is to be applied prospectively for new contracts entered into on or after the effective date. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3:-	RESEARCH AND LICENSE AGREEMENT

a.
On July 8, 2004, the Company entered into a research and license agreement (the "Original Agreement") with Ramot. The license agreement grants the Company an exclusive, worldwide, royalty-bearing license to develop, use and sell certain stem cell technology. In consideration of the license, the Company was required to remit an upfront license fee payment of $100; royalties at a rate of 5% of all net sales of products and 30% of all sublicense receipts. In addition, the Company granted Ramot and certain of its designees fully vested warrants to purchase 10,606,415 shares of Common Stock at an exercise price of $0.01 per share. The Company will also fund, through Ramot, further research in consideration of $570 per year for an initial two-year period and for a further two-year period if certain research milestones are met. Ramot may terminate the agreement if the Company fails to reach certain development milestones or materially breaches the agreement.

On March 30, 2006, the Company entered into an Amended Research and License Agreement with Ramot, for the purpose of amending and restating the Original Agreement. According to the agreement, the initial period was amended to an initial research period of three years. The Amended Research and License Agreement also extends the additional two-year research period in the Original Agreement to an additional three-year research period if certain research milestones are met. The Amended Research and License Agreement retroactively amends the consideration to $380 per year, instead of $570 per year. As a consequence, an amount of $300 was charged to the statement of operations as research and development expenses in the year ended in March 31, 2006. In addition, the Amended Research and License Agreement reduces royalties that the Company may have to pay Ramot, in certain cases, from 5% to 3% of net sales and also reduces the sublicenses receipt from 30% to 20%-25% of sublicense receipts.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 3:-	RESEARCH AND LICENSE AGREEMENT (Cont.)

On July 26, 2007, the Company entered into a Second Amended and Restated Research and License Agreement with Ramot. On August 1, 2007, the Company obtained a waiver and release from Ramot pursuant to which Ramot agreed to an amended payment schedule regarding the Company's payment obligations under the Amended Research and License Agreement, dated March 30, 2006, and waived all claims against the Company resulting from the Company's previous defaults and non-payment under the Original Agreement and the Amended Research and License Agreement. The payments described in the waiver and release covered all payment obligations that were past due and not yet due pursuant to the Original Agreement. The waiver and release amends and restates the original payment schedule under the Original Agreement as follows:

Payment date	Amount

September 5, 2007	100
November 20, 2007	150
February 20, 2008	150
May 20, 2008	150
August 4, 2008	90

In addition, in the event that the "research period," as defined in the Amended Research and License Agreement, is extended for an additional three year period in accordance with the terms of the Amended Research and License Agreement, then the Company is obligated to the following payments to Ramot during the first year of the extended research period:

Payment date	Amount

August 4, 2008	60
November 20, 2008	150
February 20, 2009	170

If the Company fails to make a payment to Ramot on any required payment date, and the Company does not cure the default within seven business days of notice of the default, all claims of Ramot against the Company, which were waived and released by the waiver and release, may be reinstated.

As of April 13, 2008, the Company failed to make its February payment. On April 7, 2008, the Company received consent from Ramot to postpone the February payment until April 25, 2008.

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

U.S. dollars in thousands (except share data)

NOTE 3:-	RESEARCH AND LICENSE AGREEMENT (Cont.)

The warrants issued pursuant to the agreement were issued to Ramot and its designees effective as of November 4, 2004. Each of the warrants is exercisable for a seven-year period beginning on November 4, 2005. Ramot and its designees were granted certain registration rights.

Ramot has instructed the Company that the warrants will be issued as follows: Ramot shall be issued 60% of the warrants, the two consultants, or trustees for their benefit, shall each be issued, in addition to the Consultants' warrants described in Note 4, 15% of the Ramot warrants, Mr. Yosef Levy, a member of the research team, shall be issued 8% of the Ramot warrants and Mrs. Pnina Green, a member of the research team, shall be issued 2% of the Ramot warrants.

b.	The Company's total current obligation to Ramot as of December 31, 2007, is in the amount of $485.

NOTE 4:-	CONSULTING AGREEMENTS

a.
On July 8, 2004, the Company entered into two consulting agreements with Prof. Eldad Melamed and Dr. Daniel Offen (together, the "Consultants"), upon which the Consultants shall provide the Company scientific and medical consulting services in consideration for a monthly payment of $6 each. In addition, the Company granted each of the Consultants, a fully vested warrant to purchase 1,097,215 shares of Common Stock at an exercise price of $0.01 per share. The warrants issued pursuant to the agreement were issued to the Consultants effective as of November 4, 2004. Each of the warrants is exercisable for a seven-year period beginning on November 4, 2005.

b.	As of December 31, 2007, the Company has a total obligation of $112 for services rendered by the Consultants.

NOTE 5:-	ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2007	2006

Government authorities	102	16
Prepaid expenses	35	26
	137	42

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 6:-	PROPERTY AND EQUIPMENT

	December 31,
	2007	2006
Cost:
Office furniture and equipment	9	5
Computer software and electronic equipment	86	50
Laboratory equipment	237	184
Leasehold improvements	625	371

	957	610
Accumulated depreciation:
Office furniture and equipment	1	1
Computer software and electronic equipment	40	20
Laboratory equipment	54	26
Leasehold improvements	123	72

	218	119

Depreciated cost	739	491

Depreciation expenses for the year ended December 31, 2007, nine months ended December 31, 2006 and 2005 were $99, $62 and $41(unaudited), respectively. As of December 31, 2007, property and equipment in the amount of $216 was not subject to depreciation.

NOTE 7:-	OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2007	2006

Employee and payroll accruals	193	153
Accrued expenses	856	498
	1,049	651

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 8:-	SHORT-TERM CONVERTIBLE LOANS

a.
On September 10, 2007, the Company entered into a payment agreement with the lender with respect to the Convertible Promissory Notes issued during 2006 (see Notes 8a, b and c to the financial statements as of December 31, 2006).

Pursuant to the agreement, the Company agreed to pay the outstanding amount due under the Convertible Promissory Notes, plus any accrued interest and penalties, in accordance with the following schedule:

Payment date	Amount

August 16, 2007	100
November 30, 2007	100
January 15, 2008	175
February 28, 2008	175
April 30, 2008	175
June 30, 2008	175
August 31, 2008	175
November 30, 2008	175
January 31, 2009	200

The lender agreed that upon payment of the foregoing amounts in accordance with the foregoing schedule, all of the Company's outstanding obligations owed to the lender under the Convertible Promissory Notes will be satisfied in full. The lender also waived any breach or default that may have arisen prior to the date of the agreement from the failure of the Company to make payments under any of the Convertible Promissory Notes. In addition, the lender waived his conversion rights.

The payments that should have been repaid on January 15, 2008 and February 28, 2008 have not been paid yet. As of April 13, 2008, see Note 14c.

According to the model provided in EITF 02-4, the Company concluded that the modification of the convertible loans payments is in the scope of FASB 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings". According to the payment agreement, the carrying amount of the loan is not in excess of total future payments and, therefore, in accordance with FASB 15, no gain or loss is recognized. As a result of this agreement, an amount of $200 was included in long-term loan on the balance sheet.

b.
On November 14, 2006, the Company issued a $50 Convertible Promissory Note to a stockholder. Interest on the original note accrues at the rate of 12% per annum and was due and payable in full on February 12, 2007.

On August 20, 2007, the stockholder waived all the interest accrued through August 20, 2007 and afterwards. On November 12, 2007, the Company repaid the $50 loan to the stockholder.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 8:-	SHORT-TERM CONVERTIBLE LOANS (Cont.)

c.
On December 12, 2006, the Company issued a $200 Convertible Promissory Note to a third party. Interest on the note accrues at the rate of 8% per annum and was due and payable in full on December 31, 2007. The note will become immediately due and payable upon the occurrence of certain events of default, as defined in the note. The third party has the right at any time prior to the close of business on the maturity date to convert all or part of the outstanding principal and interest amount of the note into shares of Common Stock. The conversion price, as defined in the note, will be 75% (60% upon the occurrence of an event of default) of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert, but in no event will the conversion price be greater than $0.35 or more than 4,000,000 shares of Common Stock be issued. The conversion price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

In addition, the Company granted to the third party warrants to purchase 200,000 shares of Common Stock at an exercise price of $0.45 per share. The warrants are fully vested and exercisable at any time after December 2006 until the second anniversary of the issue date. The fair value of the warrants amounts to $23.

The Company agreed to pay a finder's fee of 10% of the loan. The finder’s fee totaling $20 was charged to deferred charges and is amortized as financial expense over the note period.

In accordance with APB 14, the Company allocated the proceeds of the convertible note issued with detachable warrants based on the relative fair values of the two securities at the time of issuance. As a result, the Company recorded in its statement of changes in stockholders' equity an amount of $12 with respect to the warrants and the convertible note was recorded in the amount of $188.

The beneficial conversion feature ("BCF"), in the amount of $133, embedded in the note was calculated based on a conversion rate of 60%, as defined upon the occurrence of an event of default. The amount was recorded as discount on the note against additional paid-in capital and is amortized to financial expenses over the note period.

The balance as of December 31, 2007, is comprised as follows:

Note	200
Accrued interest	16
216

On February 21, 2008, the third party converted the entire accrued principal and interest into 619,523 shares of Common Stock.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 8:-	SHORT-TERM CONVERTIBLE LOANS (Cont.)

d.
On January 26, 2007, the Company issued a $25 Convertible Promissory Note to a stockholder. Interest on the original note accrued at the rate of 12% per annum and was due and payable in full on February 28, 2007. The BCF, in the amount of $8, embedded in the note was recorded as discount on the note against additional paid-in capital and was amortized to financial expenses over the note period.

The Company did not pay the loan on the original maturity date. On May 1, 2007, the Company and the creditor agreed that the payment of the $25 for the above Convertible Promissory Note and payment of $50 of the Convertible Promissory Note from the stockholder dated November 14, 2006 (see Note 8d to the financial statements as of December 31, 2006) will be deferred to May 31, 2007.

For the deferral of the maturity dates, the Company granted on March 25, 2007 to the stockholder, warrants to purchase 75,000 shares of Common Stock at an exercise price of $0.45 per share. The warrants are fully vested and are exercisable at any time after March 25, 2007 until the second anniversary of the issue date. The fair value of the warrants in the amount of $20 was recorded as financial expense.

On August 13, 2007, the Company repaid the $25 loan to the stockholder. On August 20, 2007, the stockholder waived all the interest accrued through August 20, 2007 and afterwards.

e.
On February 5, 2007, the Company issued a $50 Convertible Promissory Note to a stockholder. Interest on the note accrues at the rate of 8% per annum and was due and payable in full on February 5, 2008. The stockholder has the right at any time prior to the close of business on the maturity date to convert all or part of the outstanding principal and interest amount of the note into shares of Common Stock. The conversion price, as defined in the note, will be 75% (60% upon the occurrence of an event of default) of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert, but in no event will the conversion price be greater than $0.35 or more than 2,000,000 shares of Common Stock be issued. The conversion price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

In addition, the Company granted to the stockholder warrants to purchase 50,000 shares of Common Stock at an exercise price of $0.45 per share. The warrants are fully vested and exercisable at any time after February 5, 2007 until the second anniversary of the issue date. The fair value of the warrants is $8.

In accordance with APB 14, the Company allocated the proceeds of the convertible note issued with detachable warrants based on the relative fair values of the two securities at the time of issuance. As a result, the Company recorded in its statement of changes in stockholders' equity an amount of $4 with respect to the warrants and the convertible note was recorded in the amount of $46.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 8:-	SHORT-TERM CONVERTIBLE LOANS (Cont.)

The BCF, in the amount of $37, embedded in the note was calculated based on a conversion rate of 60%, as defined upon the occurrence of an event of default and according to the notes’ effective conversion price. The amount was recorded as discount on the note against additional paid-in capital and is amortized in full to financial expense due to converting the loan into shares.

On May 28, 2007, the stockholder converted the entire accrued principal and interest amount of $51 into 210,812 shares of Common Stock.

f.
On March 5, 2007, the Company issued a $150 Convertible Promissory Note to a third party. Interest on the note accrues at the rate of 8% per annum and was due and payable in full on March 5, 2008. The note will become immediately due and payable upon the occurrence of certain events of default, as defined in the note. The third party has the right at any time prior to the close of business on the maturity date to convert all or part of the outstanding principal and interest amount of the note into shares of Common Stock. The conversion price, as defined in the note, will be 75% (60% upon the occurrence of an event of default) of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert, but in no event shall the conversion price be greater than $0.35 or more than 3,000,000 shares of Common Stock be issued. The conversion price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

In addition, the Company granted to the third party warrants to purchase 150,000 shares of Common Stock at an exercise price of $0.45 per share. The warrants are fully vested and are exercisable at any time after March 5, 2007 until the second anniversary of the issue date. The fair value of the warrants is $43.

In accordance with APB 14, the Company allocated the proceeds of the convertible note issued with detachable warrants based on the relative fair values of the two securities at the time of issuance. As a result, the Company recorded in its statement of changes in stockholders' equity an amount of $22 with respect to the warrants and the convertible note was recorded in the amount of $128.

The Company agreed to pay a finder's fee of $15; $13 was allocated to deferred charges and is amortized as financial expense over the note period and $2 was allocated to stockholder's equity.

The BCF, in the amount of $122, embedded in the note was calculated based on a conversion rate of 60%, as defined upon the occurrence of an event of default and according to the notes’ effective conversion price. The amount was recorded as discount on the note against additional paid-in capital and is amortized to financial expense over the note period.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 8:-	SHORT-TERM CONVERTIBLE LOANS (Cont.)

The balance as of December 31, 2007, is comprised as follows:

Note	150
Discount	(24)
Accrued interest	10
136

g.
On March 14, 2007, the Company issued a $50 Convertible Promissory Note to a third party. Interest on the note accrues at the rate of 8% per annum and was due and payable in full on March 14, 2008. The note will become immediately due and payable upon the occurrence of certain events of default, as defined in the note. The third party has the right at any time prior to the close of business on the maturity date to convert all or part of the outstanding principal and interest amount of the note into shares of Common Stock. The conversion price, as defined in the note, will be 75% of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert, but in no event shall the conversion price be greater than $0.35 or more than 2,000,000 shares of Common Stock be issued. The conversion price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

In addition, the Company granted to the third party warrants to purchase 50,000 shares of Common Stock at an exercise price of $0.45 per share. The warrants are fully vested and are exercisable at any time after March 14, 2007 until the third anniversary of the issue date. The fair value of the warrants is $16.

In accordance with APB 14, the Company allocated the proceeds of the convertible note issued with detachable warrants based on the relative fair values of the two securities at the time of issuance. As a result, the Company recorded in its statement of changes in stockholders' equity an amount of $9 with respect to the warrants and the convertible note was recorded in the amount of $41.

The BCF, in the amount of $26, embedded in the note was calculated based on a conversion rate of 75% and according to the notes’ effective conversion price. The amount was recorded as discount on the note against additional paid-in capital and is amortized in full to financial expense due to converting the loan into shares.

On June 27, 2007, the third party converted the entire accrued principal and interest amount of $51 into 225,347 shares of Common Stock.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 8:-	SHORT-TERM CONVERTIBLE LOANS (Cont.)

h.
On April 10, 2007, the Company issued a $25 Convertible Promissory Note to a third party. Interest on the note accrues at the rate of 8% per annum and is due and payable in full on April 10, 2008. The note will become immediately due and payable upon the occurrence of certain events of default, as defined in the note. The third party has the right at any time prior to the close of business on the maturity date to convert all or part of the outstanding principal and interest amount of the note into shares of Common Stock. The conversion price, as defined in the note, will be 75% (60% upon the occurrence of an event of default) of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert, but in no event shall the conversion price be greater than $0.35 or more than 1,000,000 shares of Common Stock be issued. The conversion price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

In addition, the Company granted to the third party warrants to purchase 25,000 of Common Stock at an exercise price of $0.45 per share. The warrants are fully vested and are exercisable at any time after April 10, 2007, until the second anniversary of the issue date. The fair value of the warrants is $6.

In accordance with APB 14, the Company allocated the proceeds of the convertible note issued with detachable warrants based on the relative fair values of the two securities at the time of issuance. As a result, the Company recorded in its statement of changes in stockholders' equity an amount of $4 with respect to the warrants and the convertible note was recorded in the amount of $21.

The BCF, in the amount of $12, embedded in the note was calculated based on a conversion rate of 75% and according to the notes’ effective conversion price. The amount was recorded as discount on the note against additional paid-in capital and is amortized to financial expense over the note period.

The balance as of December 31, 2007, is comprised as follows:

Note	25
Discount	(4)
Accrued interest	1
22

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 8:-	SHORT-TERM CONVERTIBLE LOANS (Cont.)

i.
On May 6, 2007, the Company issued a $250 Convertible Promissory Note to a stockholder. Interest on the note accrues at the rate of 8% per annum and is due and payable in full on May 6, 2008. The note will become immediately due and payable upon the occurrence of certain events of default, as defined in the note. The stockholder has the right at any time prior to the close of business on the maturity date to convert all or part of the outstanding principal and interest amount of the note into shares of Common Stock. The conversion price, as defined in the note, will be 75% (60% upon the occurrence of an event of default) of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert, but in no event shall the conversion price be greater than $0.35 or more than 5,000,000 shares of Common Stock be issued. The conversion price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

In addition, the Company granted to the stockholder warrants to purchase 250,000 shares of Common Stock at an exercise price of $0.45 per share. The warrants are fully vested and are exercisable at any time after May 6, 2007 until May 31, 2010. The fair value of the warrants is $82.

In accordance with APB 14, the Company allocated the proceeds of the convertible note issued with detachable warrants based on the relative fair values of the two securities at the time of issuance. As a result, the Company recorded in its statement of changes in stockholders' equity an amount of $46 with respect to the warrants and the convertible note was recorded in the amount of $204.

The BCF, in the amount of $129, embedded in the note was calculated based on a conversion rate of 75% and according to the notes’ effective conversion price. The amount was recorded as discount on the note against additional paid-in capital and is amortized to financial expense over the note period.

On August 30, 2007, as part of a private placement with the stockholder (Note 11b(1)(f)), the stockholder surrendered to the Company the $250 Promissory Note and the 250,000 warrants issued to the stockholder. The amount of $250 paid by the investor on May 6, 2007 was considered as part of the private placement payment.

j.
On July 3, 2007, the Company issued a $30 Convertible Promissory Note to a third party. Interest on the note accrues at the rate of 8% per annum and is due and payable in full on July 3, 2008. The note will become immediately due and payable upon the occurrence of certain events of default, as defined in the note. The third party has the right at any time prior to the close of business on July 3, 2008 to convert all or part of the outstanding principal and interest amount of the note into shares of Common Stock. The conversion price, as defined in the note, will be 75% (60% upon the occurrence of an event of default) of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert, but in no event shall the conversion price be greater than $0.35 or more than 1,000,000 shares of Common Stock be issued. The conversion price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 8:-	SHORT-TERM CONVERTIBLE LOANS (Cont.)

In addition, the Company granted to the third party warrants to purchase 30,000 shares of Common Stock at an exercise price of $0.45 per share. The warrants are fully vested and are exercisable at any time after July 3, 2007 until the second anniversary of the issue date. The fair value of the warrants is $12.

In accordance with APB 14, the Company allocated the proceeds of the convertible note issued with detachable warrants based on the relative fair values of the two securities at the time of issuance. As a result, the Company recorded in its statement of changes in stockholders' equity an amount of $5 with respect to the warrants and the convertible note was recorded in the amount of $25.

The BCF, in the amount of $15, embedded in the note was calculated based on a conversion rate of 75% and according to the notes’ effective conversion price. The amount was recorded as discount on the note against additional paid-in capital and is amortized to financial expense over the note period.

The balance as of December 31, 2007, is comprised as follows:

Note	30
Discount	(10)
Accrued interest	1
21

k.
On July 3, 2007, the Company issued a $100 Convertible Promissory Note to a third party. Interest on the note accrues at the rate of 8% per annum and is due and payable in full on July 3, 2008. The note becomes immediately due and payable upon the occurrence of certain events of default, as defined in the note. The third party has the right at any time prior to the close of business on the maturity date to convert all or part of the outstanding principal and interest amount of the note into shares of Common Stock. The conversion price, as defined in the note, will be 75% of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert, but in no event shall the conversion price be greater than $0.35 or more than 2,000,000 shares of Common Stock be issued.

In addition, the Company granted to the third party warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.45 per share. The warrants are fully vested and are exercisable at any time after July 3, 2007 until the third anniversary of the issue date. The fair value of the warrants is $44.

In accordance with APB 14, the Company allocated the proceeds of the convertible note issued with detachable warrants based on the relative fair values of the two securities at the time of issuance. As a result, the Company recorded in its statement of changes in stockholders' equity an amount of $19 with respect to the warrants and the convertible note was recorded in the amount of $81.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 8:-	SHORT-TERM CONVERTIBLE LOANS (Cont.)

The BCF, in the amount of $82, embedded in the note was calculated based on a conversion rate of 75% and according to the notes’ effective conversion price. The amount was recorded as discount on the note against additional paid-in capital and is amortized in full to financial expense due to converting the loan into shares.

On September 5, 2007, the third party converted the entire accrued principal and interest amount of $101 into 289,722 shares of Common Stock.

l.
According to EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock", in order to classify warrants and options (other than employee stock options) as equity and not as liabilities, the Company must have sufficient authorized and unissued shares of Common Stock to provide for settlement of those instruments that may require share settlement. Under the original terms of the note issued on February 7, 2006, the Company might be required to issue an unlimited number of shares to satisfy the note's contractual requirements. As such, the Company's warrants and options (other than employee stock options) were required to be classified as liabilities and measured at fair value with changes recognized currently in earnings, as of March 31, 2006.

Consequently, on February 7, 2006, the Company reclassified at fair value, options and warrants previously issued to consultants and investors from equity to liability. Such reclassification amounted to $7,906. Gains and losses derived from the remeasurement of the options and warrants to their fair value for the nine months ended December 31, 2006, amounting to $488 and $180, were recorded as research and development, general and administrative and financial expenses. On June 14, 2006, the Company signed an amendment to the note agreement, limiting the number of shares to be issued upon conversion of such note to an amount of 50,000,000 shares of Common Stock. As a consequence, the options and warrants were reclassified into equity according to their fair value as of June 14, 2006.

All notes issued during the year ended December 31, 2007, include a provision that limits the maximum number of shares to be issued upon conversion. EITF 00-19 was analyzed for all warrants issued during 2007 and it was determined that equity classification is appropriate.

NOTE 9:-	SHORT-TERM LOANS

On February 8, 2006, the Company issued a $189 Promissory Note due June 8, 2006, with interest of 8% to a third party (the "Lender"). In addition, the Company granted to the Lender warrants to purchase 189,000 shares of Common Stock at an exercise price of $0.50 per share. The warrants are fully vested and are exercisable at any time after February 8, 2006 until the third anniversary of the issue date.

The Company agreed to pay $22 for due diligence and legal fees. The fees were amortized over a four-month period ended June 8, 2006.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 9:-	SHORT-TERM LOANS (Cont.)

The fair value of the warrants amounted to approximately $79. The Company estimated the fair value of the warrants using a Black-Scholes options pricing model, with the following assumptions: volatility of 119%, risk free interest rate of 4.66%, dividend yield of 0% and an expected life of 36 months.

In accordance with EITF 00-19 (see Note 8(l) above for further discussion), the warrants were recorded as a liability at their entire fair value and the residual amount (the difference between the amounts invested and the fair value of the warrants at the date of issuance) was allocated to the note.

As a result, an amount equal to the fair value allocated to the warrants was recorded as discount on the note, and was amortized to financial expense over a four-month period ended June 8, 2006.

On October 3, 2006, the Company issued a warrant to purchase 630,000 shares of Common Stock at a purchase price of $0.3 per share to the Lender under the Lender's agreement to extend the maturity date of the note to December 31, 2006 and to waive any and all interest or fees. The warrants are fully exercisable and expire after three years.

The fair value of the warrants is $110. The Company estimated the fair value of the warrants using a Black-Scholes options pricing model, with the following assumptions: volatility of 101.7%, risk free interest rate of 4.5%, dividend yield of 0% and an expected life of 36 months. The amount of $110 was recorded as financial expense. In accordance with FASB 15 "Accounting by Debtors and Creditors for Troubled Debt Restructuring" and in accordance with EITF 02-4 "Determining whether a Debtor's Modifications or Exchange of Debt Instruments are Within the Scope of FASB 15", the Company recorded the fair value of the warrants as a discount on the note with a corresponding credit to equity. The discount was amortized as financial expense over a three-month period ended December 31, 2006.

On July 30, 2007, the third party and the Company agreed on loan termination under the terms as follows:

1.	The third party shall exercise the 630,000 warrants issued on October 3, 2006.
2.	The exercise price shall be used to pay the principal of the loan.
3.	The Company shall pay $17 for the accrued interest.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 10:-	COMMITMENTS AND CONTINGENCIES

a.
On December 1, 2004, the Israeli subsidiary entered into a lease agreement for the lease of its facilities. The term of the lease is 36 months, with two options to extend: one for an additional 24 months (the "First Option"); and one for an additional 36 months (the "Second Option"). Rent is to be paid on a quarterly basis in the following amounts: (i) NIS 17,965 (approximately $5) per month during the first 12 months of the lease; (ii) NIS 19,527 (approximately $5) per month during the following 24 months of the lease; (iii) NIS 22,317 (approximately $6) per month during the First Option period; and (iv) NIS 23,712 (approximately $6) per month during the Second Option period. As of December 31, 2007, the lease agreement has expired and the Israeli subsidiary has entered into the “first option”.

The facilities and vehicles of the Company and its subsidiary are rented under operating leases that expire on various dates. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2007 are as follows:

Period ending December 31,	Facilities	Vehicles	Total

2008	81	41	122
2009	81	32	113
2010	85	25	110
	247	98	345

Total rent expenses for the year ended December 31, 2007, nine months ended December 31, 2006 and 2005 were $90, $57 and $40 (unaudited), respectively.

b.
The Company's subsidiary gave a bank guarantee in the amount of $35 to secure its obligation under the facilities lease agreement. Accordingly, an amount of $ 35 is represented in the balance sheet as restricted cash.

c.
On March 20, 2006, the Company entered into a Termination Agreement and General Release (the "Termination Agreement") with Dr. Yaffa Beck, the Company's former President and Chief Executive Officer who resigned her position as an officer and director of the Company on November 10, 2005.

Under the Termination Agreement, the Company and Dr. Beck agreed to terminate their employment relationship effective February 9, 2006. Pursuant to the Termination Agreement, the Company paid in 10 monthly installments beginning March 1, 2006 a total of $47 to Dr. Beck. In addition, as per the original terms of the grant, options previously granted to Dr. Beck to acquire 800,000 shares of Common Stock at an exercise price of $0.15 per share, which are fully vested, will be exercisable until February 9, 2010. All compensation expense related to such vested options was previously recorded in the statement of operations. All other options previously granted to Dr. Beck were forfeited. As a consequence, in the year ended March 31, 2006, of deferred stock compensation in the amount of $3,363, was eliminated against additional paid-in capital and compensation expense in the amount of $104 was reversed.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 10:-	COMMITMENTS AND CONTINGENCIES (Cont.)

Such Termination Agreement settles all of Dr. Beck's claims against the Company. No further claims can be raised by either party following the signing of the Termination Agreement.

As of December 31, 2007, there is still an unpaid balance of $17 to Dr. Beck regarding this Termination Agreement.

d.	Commitments to pay royalties to the Chief Scientist:

The Subsidiary obtained from the Chief Scientist of the State of Israel grants for participation in research and development for the year 2007 and, in return, the Subsidiary is obligated to pay royalties amounting to 3% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of Libor per annum.
Through December 31, 2007, total grants obtained amounted to $291.

NOTE 11:-	STOCK CAPITAL

a.	The rights of Common Stock are as follows:

Holders of Common Stock have the right to receive notice to participate and vote in general meetings of the Company, the right to a share in the excess of assets upon liquidation of the Company and the right to receive dividends, if declared.

The Common Stock is registered and publicly traded on the Over-the-Counter Bulletin Board service of the National Association of Securities Dealers, Inc. under the symbol BCLI.

b.	Issuance of shares, warrants and options:

1.	Private placements:

a)	On June 24, 2004, the Company issued to investors 8,510,000 shares of Common Stock for total proceeds of $60 (net of $25 issuance expenses).

b)
On February 23, 2005, the Company completed a private placement for sale of 1,894,808 units for total proceeds of $1,418. Each unit consists of one share of Common Stock and a three-year warrant to purchase one share of Common Stock at $2.50 per share. This private placement was consummated in three tranches which closed in October 2004, November 2004 and February 2005.

c)	On May 12, 2005, the Company issued to an investor 186,875 shares of Common Stock for total proceeds of $149 at a price of $0.8 per share.

d)	On July 27, 2005, the Company issued to investors 165,000 shares of Common Stock for total proceeds of $99 at a price of $0.6 per share.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11:-	STOCK CAPITAL (Cont.)

e)
On August 11, 2005, the Company signed a private placement agreement ("PPM") with investors for the sale of up to 1,250,000 units at a price of $0.8 per unit. Each unit consists of one share of Common Stock and one warrant to purchase one share of Common Stock at $1.00 per share. The warrants are exercisable for a period of three years from issuance. On September 30, 2005, the Company sold 312,500 units for total net proceeds of $225. On December 7, 2005, the Company sold 187,500 units for total net proceeds of $135.

f)
On July 2, 2007, the Company entered into an investment agreement, pursuant to which the Company agreed to sell up to 27,500,000 shares of Common Stock, for an aggregate subscription price of up to $5 million and warrants to purchase up to 30,250,000 shares of Common Stock. Separate closings of the purchase and sale of the shares and the warrants shall take place as follows:

Purchase date	Purchase price	Number of subscription shares	Number of warrant shares

August 30, 2007	$1,250 (includes $250 paid as a convertible loan (Note 8i))	6,875,000	7,562,500
November 15, 2007	$750	4,125,000	4,537,500
February 15, 2008	$750	4,125,000	4,537,500
May 15, 2008	$750	4,125,000	4,537,500
July 30, 2008	$750	4,125,000	4,537,500
November 15, 2008	$750	4,125,000	4,537,500

At each closing date, the Company shall deliver to the investor the number of shares and warrants, subject to customary closing conditions and the delivery of funds, described above. The warrants shall have the following exercise prices: (i) the first 10,083,333 warrants have an exercise price of $0.20 per share; (ii) the next 10,083,333 warrants will have an exercise price of $0.29 per share; and (iii) the final 10,083,334 warrants issued will have an exercise price of $0.36 per share. All warrants will expire on November 5, 2011.

As of December 31, 2007, the investor completed payment of $2,000, and the Company issued to the investor an aggregate of 11,000,000 shares of Common Stock and a warrant to purchase 10,083,333 shares of Common Stock at an exercise price of $0.20 per share and a warrant to purchase 2,016,667 shares of Common Stock at an exercise price of $0.29 per share.

In addition, the Company agreed to issue an aggregate of 1,250,000 shares of Common Stock to a related party as an introduction fee for the investment. The shares shall be issued pro rata to the funds received from the investor.

As of December 31, 2007, 500,000 shares of Common Stock had been issued as an introduction fee.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11:-	STOCK CAPITAL (Cont.)

2.	Share-based compensation to employees and to directors:

a)	Options to employees and directors:

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

As of December 31, 2007, 321,684 options are available for future grants.

On May 27, 2005, the Company granted one of its directors an option to purchase 100,000 shares of Common Stock at an exercise price of $0.75 per share. The options are fully vested and expire after 10 years.

On February 6, 2006, the Company entered into an amendment to the Company's option agreement with the Company's Chief Financial Officer. The amendment changes the exercise price of the 400,000 options granted to him on February 13, 2005 from $0.75 to $0.15 per share.

On May 2, 2006, the Company granted to one of its directors an option to purchase 100,000 shares of Common Stock at an exercise price of $0.15 per share. The options are fully vested and expire after 10 years. The compensation related to the options, in the amount of $48, was recorded as general and administrative expense.

On June 22, 2006, the Company entered into an amendment to the Company's option agreement with two of its employees. The amendment changes the exercise price of 270,000 options granted to them from $0.75 to $0.15 per share. The excess of the fair value resulting from the modification, in the amount of $2, was recorded as general and administration expense over the remaining vesting period of the option.

On September 17, 2006, the Company entered into an amendment to the Company's option agreement with one of its directors. The amendment changes the exercise price of 100,000 options granted to the director from $0.75 to $0.15 per share.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11:-	STOCK CAPITAL (Cont.)

On March 21, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of Common Stock at an exercise price of $0.15 per share. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the option, in the amount of $43, was recorded as general and administrative expense.

On July 1, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of Common Stock at an exercise price of $0.15 per share. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the option, in the amount of $38, was recorded as general and administrative expense. On October 22, 2007, the Company and the director agreed to cancel and relinquish all the options which were granted on July 1, 2007.

On July 16, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of Common Stock at an exercise price of $0.15 per share. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the option, in the amount of $75, was recorded as general and administrative expense.

On August 27, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of Common Stock at an exercise price of $0.15 per share. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the option, in the amount of $84, was recorded as general and administrative expense.

On October 23, 2007, the Company granted to its CEO an option to purchase 1,000,000 shares of Common Stock at an exercise price of $0.87 per share. The option vests with respect to 1/6 of the option on each six month anniversary and expires after 10 years. The total compensation related to the option is $733, which is amortized over the vesting period as general and administrative expense. An amount of $46 was recorded as general and administrative expense.

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11:-	STOCK CAPITAL (Cont.)

	Year ended December 31,			Nine months ended December 31,		Nine months ended December 31,
	2007			2006		2005 (unaudited)
	Amount of options	Weighted average exercise price	Aggregate intrinsic value	Amount of options	Weighted average exercise price	Amount of options	Weighted average exercise price
			$$				$$
Outstanding at beginning of period	2,850,760	0.188	$332	2,360,760	*) 0.176	3,009,452	0.249
Granted	2,540,000	0.57		490,000	0.244	380,000	0.75
Cancelled	(110,000)	0.179		-		-

Outstanding at end of period	5,280,760	0.372	$1,663	2,850,760	0.188	3,389,452	0.24

Vested and expected-to-vest at end of period	3,158,354	0.195	$1,427	2,068,332	0.166	1,068,413	0.24

*)
During 2006, the Company re-priced the exercise price for certain grants to employees and directors. The re-pricing was accounted for in accordance with SFAS 123(R), by applying modification accounting. According to SFAS 123(R), modifications are treated as an exchange of the original award, resulting in additional compensation expense based on the difference between the fair value of the new award and the original award immediately before modification. Applying modification accounting resulted in additional compensation expense for the nine months ended December 31, 2006, that amounted to $20.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007.

As of December 31, 2007, there was $1,057 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plans. That cost is expected to be recognized over a weighted-average period of 2.59 years.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11:-	STOCK CAPITAL (Cont.)

The options outstanding as of December 31, 2007, have been separated into exercise prices, as follows:

	Options outstanding as of	Weighted average remaining	Options exercisable as of
	December 31,	contractual	December 31,
Exercise price	2007	life	2007
$		Years

0.15	2,855,760	5.14	2,752,709
0.75	105,000	7.23	72,887
0.28	10,000	8.72	3,219
0.4	180,000	8.48	68,671
0.47	780,000	6.98	203,014
0.39	250,000	9.5	41,781
0.5	100,000	9.52	16,073
0.87	1,000,000	9.79	-
	5,280,760	6.75	3,158,354

Some options were granted to employees with exercise prices that were lower than the market price of the shares of Common Stock on the date of grant. Weighted average fair values and weighted average exercise prices of options at the date of grant during the period are as follows:

	Year ended December 31,	Nine months ended December 31,	Nine months ended December 31,
	2007	2006	2005
			Unaudited

Weighted average exercise price	0.57	0.244	0.177

Weighted average fair value on date of grant	0.68	0.88	1.24

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with APB 25 amounted to $832 for the nine months ended December 31, 2005.

Compensation expense recorded by the Company in respect of its stock-based employee compensation award in accordance with SFAS 123(R) for the year ended December 31, 2007 and for the nine months ended December 31, 2006, amounted to $1,232 and $745, respectively.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11:-	STOCK CAPITAL (Cont.)

The fair value of the options is estimated at the date of grant using a Black-Scholes options pricing model with the following assumptions used in the calculation:
	Year ended December 31,	Nine months ended December 31,
	2007	2006

Expected volatility	93% - 115%	67% - 80%
Risk-free interest	3.34% - 4.51%	4.46% - 5.3%
Dividend yield	0%	0%
Expected life of up to (years)	5 - 6	4 - 5
Forfeiture rate	0%	0%

b)	Restricted shares to directors:

On May 27, 2005, the Company issued to two of its directors 200,000 restricted shares (100,000 each). The restricted shares are subject to the Company's right to repurchase them at a purchase price of par value ($0.00005). The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date.

On May 2, 2006, the Company issued to two of its directors 200,000 restricted shares (100,000 each). The restricted shares are subject to the Company's right to repurchase them at a purchase price of par value ($0.00005). The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date. The compensation related to the shares issued amounted to $104 which will be amortized over the vesting period as general and administrative expense.

On April 20, 2007, based on a Board resolution dated March 21, 2007, the Company issued to a director 100,000 restricted shares. The restricted shares are subject to the Company's right to repurchase them at a purchase price of par value ($0.00005). The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date. The compensation related to the shares issued amounted to $47 which will be amortized over the vesting period as general and administrative expense.

On April 20, 2007, based on a Board resolution dated March 21, 2007, the Company issued to another director 100,000 shares. The shares are fully vested. The compensation related to the shares issued amounted to $47 and was recorded as general and administrative expense.

3.	Shares and warrants to service providers:

The Company accounts for shares and warrant grants issued to non-employees using the guidance of SFAS 123(R), "Accounting for Stock-Based Compensation" and EITTF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," whereby the fair value of such option and warrant grants is determined using a Black-Scholes options pricing model at the earlier of the date at which the non-employee's performance is completed or a performance commitment is reached.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11:-	STOCK CAPITAL (Cont.)

a)	Warrants:

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise price	Warrants exercisable	Exercisable through
					$

November 2004	12,800,845	2,181,925		10,618,920	0.01	10,618,920	November 2012
December 2004	1,800,000	900,000		900,000	0.00005	900,000	December 2014
	14,600,845	3,081,925		11,518,920		11,518,920

February 2005	1,894,808			1,894,808	2.5	1,894,808	February 2008
May 2005	47,500			47,500	1.62	47,500	May 2010
June 2005	30,000			30,000	0.75	30,000	June 2010
August 2005	70,000			70,000	0.15	70,000	August 2008
September 2005	3,000	3,000		-	0.15	-	-
September 2005	36,000			36,000	0.75	27,978	September 2010
September-December 2005	500,000			500,000	1	500,000	September - December 2008
December 2005	20,000	20,000		-	0.15	-	-
December 2005	457,163			457,163	*) 0.15	311,873	July 2010
	17,659,316	3,104,925		14,554,391		14,401,079

February 2006	230,000			230,000	0.65	76,666	February 2008
February 2006	40,000			40,000	1.5	40,000	February 2011
February 2006	8,000			8,000	0.15	8,000	February 2011
February 2006	189,000	97,696	91,304	-	0. 5	-	-
May 2006	50,000			50,000	0.0005	50,000	May 2016
May -December 2006	48,000			48,000	0.35	48,000	May - December 2011
May -December 2006	48,000			48,000	0.75	48,000	May - December 2011
May 2006	200,000			200,000	1	200,000	May 2011
June 2006	24,000			24,000	0.15	24,000	June 2011
May 2006	19,355			19,355	0.15	19,355	May 2011
October 2006	630,000	630,000		-	0.3	-	-
December 2006	200,000			200,000	0.45	200,000	December 2008
	19,345,671	3,832,621	91,304	15,421,746		15,115,100

March 2007	200,000			200,000	0.47	200,000	March 2012
March 2007	500,000			500,000	0.47	130,137	March 2017
March 2007	50,000			50,000	0.15	50,000	March 2010
March 2007	15,000			15,000	0.15	-	February 2012
February 2007	50,000			50,000	0.45	50,000	February 2009
March 2007	225,000			225,000	0.45	225,000	March 2009
March 2007	50,000			50,000	0.45	50,000	March 2010
April 2007	33,300			33,300	0.45	33,300	April 2009
May 2007	250,000		**)250,000	-	0.45	-	-
July 2007	500,000			500,000	0.39	83,562	July 2017
September 2007	500,000			500,000	0.15	125,000	August 2017
August 2007	7,562,500			7,562,500	0.2	7,562,500	November 2011
July 2007	30,000			30,000	0.45	30,000	July 2009
July 2007	100,000			100,000	0.45	100,000	July 2010
October 2007	200,000			200,000	0.15	-	August - October 2017
November 2007	2,520,833			2,520,833	0.20	2,520,833	November 2011
November 2007	2,016,667			2,016,667	0.29	2,016,667	November 2011
	34,148,971	3,832,621	341,304	29,975,046		28,292,099

*)	On May 2, 2006, the Company's Board approved to reprice the exercise price of 457,163 options granted to certain service providers from $0.7 to $0.15 per share.

**)	See Note 8i.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11:- STOCK CAPITAL (Cont.)

The fair value for the warrants to service providers was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for the year ended December 31, 2007 and for the nine months ended December 31, 2006; weighted average volatility of 108%, 93%-115% and 67%-80%, respectively, risk free interest rates of 3.3%-4.5% and 4.5%-5.3%, respectively dividend yields of 0% and a weighted average life of the options of 61.7 and 4-5 years, respectively.

b)	Shares:

On June 1 and June 4, 2004, the Company issued 40,000 and 150,000 shares of Common Stock for 12 months of filing services and legal and due-diligence services, respectively, with respect to a private placement. Compensation expense related to filing services, totaling $26, is amortized over a 12-month period. Compensation related to legal services, totaling $105 was recorded as equity issuance cost and had no effect on the statement of operations.

On July 1 and September 22, 2004, the Company issued 20,000 and 15,000 shares to a former director for financial services for the first and second quarters of 2004, respectively. Related compensation in the amount of $39 was recorded as general and administrative expense.

On February 10, 2005, the Company signed an agreement with one of its service providers according to which the Company issued the service provider 100,000 restricted shares at a purchase price of $0.00005 par value under the U.S Stock Option and Incentive Plan of the Company. The restricted shares are subject to the Company's right to repurchase them within one year of the grant date as follows: (i) in the event that the service provider breaches his obligations under the agreement, the Company shall have the right to repurchase the restricted shares at a purchase price equal to par value; and (ii) in the event that the service provider has not breached his obligations under the agreement, the Company shall have the right to repurchase the restricted shares at a purchase price equal to the then fair market value of the restricted shares.

In March and April 2005, the Company signed an agreement with four members of its Scientific Advisory Board according to which the Company issued to the members of the Scientific Advisory Board 400,000 restricted shares at a purchase price of $0.00005 par value under the U.S Stock Option and Incentive Plan (100,000 each). The restricted shares will be subject to the Company's right to repurchase them if the grantees cease to be members of the Company's Advisory Board for any reason. The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11:- STOCK CAPITAL (Cont.)

In July 2005, the Company issued to its legal advisors 50,000 shares for legal services for 12 months. The compensation related to the shares in the amount of $37.5 was recorded as general and administrative expense.

In January 2006, the Company issued to two service providers 350,000 restricted shares at a purchase price of $0.00005 par value under the U.S Stock Option and Incentive Plan of the Company. The restricted shares are subject to the Company's right to repurchase them within 12 months from the grant date as follows: (i) in the event that the service providers breach their obligations under the agreement, the Company shall have the right to repurchase the restricted shares at a purchase price equal to the par value; and (ii) in the event that the service providers have not breached their obligations under the service agreements, the Company shall have the right to repurchase the restricted shares at a purchase price equal to the fair market value of the restricted shares. Related compensation in the amount of $23 was recorded as general and administrative expense.

On March 6, 2006, the Company issued to its legal advisor 34,904 shares of Common Stock. The shares are in lieu of $18.5 payable to the legal advisor. Related compensation in the amount of $18.5 was recorded as general and administrative expense.

On April 13, 2006, the Company issued to service providers 60,000 shares at a purchase price of $0.00005 par value under the U.S Stock Option and Incentive Plan of the Company. Related compensation in the amount of $25.8 was recorded as general and administrative expense.

On May 9, 2006, the Company issued to its legal advisor 65,374 shares of Common Stock in lieu of payment for legal services. Related compensation in the amount of $33 was recorded as general and administrative expense.

On June 7, 2006, the Company issued 50,000 shares of Common Stock for filing services for 12 months. Related compensation in the amount of $24.5 was recorded as general and administrative expense.

On May 5, 2006, the Company issued 200,000 shares to a finance consultant for his services. Related compensation in the amount of $102 was recorded as general and administrative expense.

On August 14, 2006, the Company issued 200,000 shares to a service provider. Related compensation in the amount of $68 was recorded as general and administrative expense.

On August 17, 2006, the Company issued 100,000 shares to a service provider. Related compensation in the amount of $35 was recorded as general and administrative expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11:- STOCK CAPITAL (Cont.)

On September 17, 2006, the Company issued to its legal advisor 231,851 shares of Common Stock. The shares are in lieu of $63 payable to the legal advisor.

During April 1 and September 30, 2006, the Company issued to its business development advisor, based on an agreement, 240,000 shares of Common Stock. Related compensation in the amount of $74 was recorded as general and administrative expense.

On January 3, 2007, the Company issued to its legal advisor 176,327 shares of Common Stock. The shares are for the $45 payable to the legal advisor. Related compensation in the amount of $49 was recorded as general and administrative expense.

On April 12, 2007, the Company issued to its filing and printing service providers 80,000 shares of Common Stock. The shares issued are for the $15 payable to the service provider. Related compensation in the amount of $30 was recorded as general and administrative expense. In addition, the Company is obligated to issue the filing and printing service providers additional shares, in the event that the total value of the shares previously issued (as quoted on the Over-the-Counter Bulletin Board or such other exchange where the Common Stock is quoted or listed) is less than $0.20, on March 20, 2008. In no event shall the Company issue more than 30,000 additional shares to the service providers. As a result, the Company recorded a liability in the amount of $20.

On April 12, 2007, the Company issued to its legal advisor 108,511 shares of Common Stock. The shares are for $29 payable to the legal advisor. Related compensation in the amount of $40 was recorded as general and administrative expense.

On May 18, 2007, the Company issued to its legal advisor 99,257 shares of Common Stock. The shares are for $33, payable to the legal advisor. Related compensation in the amount of $33 was recorded as general and administrative expense.

On May 28, 2007, the Company issued 210,812 shares to a stockholder pursuant to a conversion request of the entire accrued principal and interest amount of a $51 Convertible Promissory Note issued to such stockholder on February 5, 2007 (see Note 8e).

On June 27, 2007, the Company issued 225,346 shares to a third party pursuant to a conversion request of the entire accrued principal and interest amount of a $51 Convertible Promissory Note issued to such investor on March 14, 2007 (see Note 8g).

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11:- STOCK CAPITAL (Cont.)

On September 5, 2007, the Company issued 289,722 shares of Common Stock to a third party pursuant to a conversion request of the entire accrued principal and interest amount of a $101 Convertible Promissory Note issued to such investor on July 3, 2007 (see Note 8k) .

On October 29, 2007, the Company issued to a scientific advisory board member 80,000 shares of the Company’s Common Stock for scientific services. Compensation of $67 was recorded as research and development expense.

A summary of the Company's stock awards activity related to shares issued to service providers and related information is as follows:

	Year ended December 31,		Nine months ended December 31,		Nine months ended December 31,
	2007		2006		2005 (unaudited)
	Amount of shares	Weighted average issue price	Amount of shares	Weighted average issue price	Amount of shares	Weighted average issue price
		$		$		$

Outstanding at beginning of period	2,307,129	0.97	1,159,904	1.56	525,000	1.95
Issued	544,095	0.40	1,147,225	0.37	250,000	2.32
Outstanding at end of period	2,851,224	0.86	2,307,129	0.97	775,000	2.07

c)
Stock-based compensation recorded by the Company in respect of shares and warrants granted to service providers amounted to $1,466 and $454 for the year ended December 31, 2007 and for the nine months ended December 31, 2006, respectively.

4.	The total stock-based compensation expense, related to shares, options and warrants granted to employees and service providers, was comprised, at each period, as follows:

	Year ended December 31,	Nine months ended December 31,		Period from September 22, 2000 (inception date) through December 31,
	2007	2006	2005	2007
			Unaudited

Research and development	783	(131)	72	16,406
General and administrative	1,895	1,331	1,017	7,074
Financial expenses, net	20	-	-	20
Total stock-based compensation expense	2,698	1,200	1,089	23,500

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

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

b.	Tax laws applicable to the income of the Subsidiary :

Income Tax (Inflationary Adjustments) Law, 1985:

According to the law, the results for tax purposes are measured based on the changes in the Israeli Consumer Price Index ("CPI").

The Law for the Encouragement of Capital Investments, 1959 ("the Law"):

According to the Law, BCT is entitled to various tax benefits by virtue of "beneficiary enterprise" status granted, as defined by this Law.
In March 2005, the Israeli Parliament passed the Arrangements Law for fiscal year 2005, which includes a broad and comprehensive amendment to the provisions of the above Law ("Amendment No. 60 to the Law").

The principal benefits by virtue of the Law are:

Tax benefits and reduced tax rates under the Alternative Track of Benefits:

The Company is tax exempt for a benefit period of two years and in the five/eight subsequent years of the benefit period is subject to a reduced tax rate of 10%-25%.

The basic condition for receiving the benefits under this track is for the enterprise to be a "competitive enterprise".

Another condition for receiving the benefits under the alternative track pursuant to Amendment No. 60 to the Law is a minimum qualifying investment. This condition requires an investment in the acquisition of productive assets such as machinery and equipment (and for hotels, buildings as well), which must be carried out within three years. The minimum qualifying investment required for setting up a plant is NIS 300 thousand.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 12:-	TAXES ON INCOME (Cont.)

The income qualifying for tax benefits under the alternative track is the taxable income of a company that has met certain conditions as determined by the Amendment ("a beneficiary company"), and which is derived from an industrial enterprise or a hotel. The Amendment specifies the types of qualifying income that are entitled to tax benefits under the alternative track both in respect of an industrial enterprise and of a hotel, whereby income from an industrial enterprise includes, among others, revenues from the production and development of software products and revenues from industrial research and development activities performed for a foreign resident (and approved by the Head of the Administration of Industrial Research and Development).

The benefit period begins in the year in which taxable income is first earned, limited to a period ending the earlier of 12 years from the year that BCT began operations, or 14 years from the year in which the approval was granted.

Conditions for the entitlement to the benefits:

The above benefits are conditional upon the fulfillment of the conditions stipulated by the Law and regulations published thereunder. In the event of failure to comply with these conditions, the benefits may be canceled and a company may be required to refund the amount of the benefits, in whole or in part, including interest. Management believes that BCT upholds the aforementioned conditions.

c.	Changes in the tax laws applicable to the income of the Subsidiary:

In February 2008, the "Knesset" (Israeli parliament) passed an amendment to the Income Tax (Inflationary Adjustments) Law, 1985, which limits the scope of the law beginning in 2008 and thereafter. Beginning in 2008, the results for tax purposes will be measured in nominal values, excluding certain adjustments for changes in the Consumer Price Index carried out in the period up to December 31, 2007. The amended law includes, inter alia, the elimination of the inflationary additions and deductions and the additional deduction for depreciation starting in 2008.

d.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2007	2006

Operating loss carryforward	27,540	23,569

Net deferred tax asset before valuation allowance	12,215	10,416
Valuation allowance	(12,215)	(10,416)
Net deferred tax asset	-	-

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 12:-	TAXES ON INCOME (Cont.)

As of December 31, 2007, the Company has provided valuation allowances of $12,215 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that since the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

e.	Available carryforward tax losses:

As of December 31, 2007, the Company has an accumulated tax loss carryforward of approximately $9,603. Carryforward tax losses in the U.S. can be carried forward and offset against taxable income in the future for a period of 20 years. Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

f.	Loss from continuing operations, before taxes on income, consists of the following:

	Year ended December 31,	Nine months ended December 31,	Nine months ended December 31,
	2007	2006	2005
			Unaudited

United States	(5,007)	(3,959)	(2,639)
Israel	(1,237)	52	67
	(6,244)	(3,907)	(2,572)

g.	Taxes on income included in the statements of operations:

Current taxes:
Israel	-	17	23
	-	17	23

h.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is not currently subject to any IRS or state tax examinations but years 2001-2006 remain open for examination.

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company has accumulated tax loss carryforwards of approximately $9,603 and has taken a full valuation allowance against deferred tax assets. As a result, there are no tax benefits existing subject to adjustment under FIN 48.

g.	BCT has not received final tax assessments since its incorporation.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 13:-	TRANSACTIONS WITH RELATED PARTIES

		Year ended December 31,	Nine months ended December 31,	Nine months ended December 31,
		2007	2006	2005
				Unaudited
a.	Fees and related benefits and compensation expenses in respect of options granted to a member of the Board who is a related party	128	77	16

b.	Financial expenses (income) connected to convertible loan from related party (Note 8b)	(3)	3	-

c.	As for transactions with Ramot, see Note 3.

NOTE 14:-	SUBSEQUENT EVENTS

a.	In April 2008, pursuant to the investment agreement (see Note 11b(1)(f)), the investor completed a third payment to the Company of $750.

b.	On February 7, 2008, the Company's Board passed the following resolutions:

1.	Issuance of 90,000 restricted shares to a related party. The shares are for the $35 unpaid debt to the related party for an introduction fee for two convertible loans granted to the Company.

2.
Grant of options to purchase 170,000 shares of Common Stock to its employees at an exercise price of $0.49 per share. The options shall be vested in 3 equal installments on the first, second and third anniversaries of the day of grant and shall be exercisable over a period of 10 years.

3.	Provide the Company's president a salary of 37,450 New Israeli Shekel (approximately $10,400) per month starting February 15, 2008.

4.
On February 18, 2008, the Company issued 75,937 shares to a third party pursuant to a conversion request of the entire accrued principal and interest amount of a $27 Convertible Promissory Note issued to such investor on April 10, 2007 (see Note 8h).

5.
On February 21, 2008, the Company issued 619,523 shares to a third party pursuant to a conversion request of the entire accrued principal and interest amount of a $217 Convertible Promissory Note issued to such investor on December 12, 2006 (see Note 8c).

NOTE 14:-	SUBSEQUENT EVENTS (Cont.)

c.
On April 13, 2008, the Company entered into a new agreement with a lender pursuant to which the lender agreed to partially defer and partially convert to the Company’s Common Stock the payment of $1,250 owed by the Company to the lender based on the payment agreement between the two parties (see Note 8a).
Pursuant to the new agreement, the Company agreed to pay $250 of the Debt in accordance with the following schedule:

Payment Date	Amount

May 30, 2008	50
July 31, 2008	50
September 30, 2008	50
December 31, 2008	50
February 28, 2009	50

In addition, the Company will issue 2,857,142 shares of common stock to the lender in lieu of the repayment of $1,000 of the Debt.

The lender agreed that upon payment of the foregoing amounts in accordance with the foregoing schedule and the receipt of the stock grant, all of the Company’s outstanding obligations owed to the lender under the notes will be satisfied in full. The lender also waived any breach or default that may have arisen prior to the date of the new agreement from the failure of the Company to make payments to the lender under any of past agreements.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies in internal control over financial reporting, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007:

•
The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements. Specifically, our Chief Financial Officer handles certain accounting issues of the Company alone as there is no one in our accounting and finance departments who is qualified to assist him.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management’s Remediation Initiatives

We plan to develop policies and procedures for training of personnel or external advisers to verify that we have a sufficient number of personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. Where necessary, we will supplement personnel with qualified external advisors. Additionally, where appropriate, we plan to identify training on accounting principles and procedures that would benefit our accounting and finance personnel.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Enhancements Implemented During the Fiscal Year Ended December 31, 2007

During the fiscal year ended December 31, 2007, we hired a full-time bookkeeper and salary controller with relevant accounting experience, skills and knowledge, thereby increasing internal accounting expertise. We believe that this new hire is assisting us in addressing the material weakness identified above.

We also implemented a new ERP software system that strengthens our internal control over financial reporting. The Company started to work with the new ERP system on January 1, 2008.

Inherent Limitations on Internal Control

 A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 8B. Other Information.

On April 13, 2008, we entered into an agreement with Vivian Shaltiel pursuant to which Ms. Shaltiel agreed to partially defer and partially convert to equity the payment of $1,250,000 (the “Debt”) owed by the Company to Ms. Shaltiel pursuant to: (i) a Convertible Promissory Note, dated February 7, 2006, in the original principal amount of $500,000, (ii) a Convertible Promissory Note, dated June 5, 2006, in the original principal amount of $500,000, (iii) a Convertible Promissory Note, dated September 14, 2006, in the original principal amount of $100,000 and (iv) an agreement by and between Ms. Shaltiel and the Company, dated as of September 10, 2007, and amended as of November 1, 2007, scheduling repayment of the above Convertible Promissory Notes on a deferred schedule (the “Deferral Agreement”).

Pursuant to the agreement, the Company agreed to pay $250,000 of the Debt in accordance with the following schedule:

Payment Date	Amount
May 30, 2008	$50,000
July 31, 2008	$50,000
September 30, 2008	$50,000
December 31, 2008	$50,000
February 28, 2009	$50,000

In addition, the Company has issued 2,857,142 shares of common stock to Ms. Shaltiel in lieu of the repayment of $1,000,000 of the Debt.

Ms. Shaltiel agreed that upon payment of the foregoing amounts in accordance with the foregoing schedule and the receipt of the stock grant, all of the Company’s outstanding obligations owed to Ms. Shaltiel under the notes will be satisfied in full. Ms. Shaltiel also waived any breach or default that may have arisen prior to the date of the agreement from the failure of the Company to make payments to Ms. Shaltiel under any of the notes or the Deferral Agreement.

PART III

Item 9. Directors and Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Except as set forth below, for information required by Item 9 see the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Code of Ethics

On May 27, 2005, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, officers, employees, contractors, consultants and advisors. A copy of the Company’s Code of Business Conduct and Ethics is posted on the Company’s website at www.brainstorm-cell.com.

Item 10. Executive Compensation.

For information required by Item 10 see the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, for information required by Item 11 see the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	8,221,778	(1)	$0.376	321,684 (2)
Equity compensation plans not approved by security holders	0		0	0
Total	8,221,778	(1)		321,684 (2)

(1)
Does not include 600,000 shares of restricted stock that the Company has issued pursuant to the 2005 U.S. Stock Option and Incentive Plan to scientific advisory board members, directors, service providers, and consultants.

(2)
A total of 9,143,462 shares of our common stock was reserved for issuance in aggregate under the 2004 Global Share Option Plan and the 2005 U.S. Stock Option and Incentive Plan. Any awards granted under the 2004 Global Share Option Plan or the 2005 U.S. Stock Option and Incentive Plan will reduce the total number of shares available for future issuance under the other plan.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

For information required by Item 12 see the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

Item 14. Principal Accountant Fees and Services.

For information required by Item 14 see the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: April 13, 2008	By:	/s/ Rami Efrati
Name: Rami Efrati
Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rami Efrati	Chief Executive Officer	April 13, 2008
Rami Efrati	(Principal Executive Officer)

/s/ David Stolick	Chief Financial Officer	April 13, 2008
David Stolick	(Principal Financial and Accounting Officer)

/s/ Irit Arbel		April 13, 2008
Irit Arbel	Director

/s/ Jonathan C. Javitt	Director	April 14, 2008
Jonathan C. Javitt

/s/ Moshe Lion	Director	April 13, 2008
Moshe Lion

/s/ Robert Shorr	Director	April 13, 2008
Robert Shorr

EXHIBIT INDEX

Exhibit No.	Description

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

10.9
Second Amended and Restated Research and License Agreement, dated July 31, 2007, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2007 (File No. 333-61610).

10.10
Second Amended and Restated Registration Rights Agreement, dated August 1, 2007, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2007 (File No. 333-61610).

10.11
Waiver and Release, dated August 1, 2007, executed by Ramot at Tel Aviv University Ltd. in favor of the Company is incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2007 (File No. 333-61610).

10.12
Amended and Restated Registration Rights Agreement, dated as of March 31, 2006, by and between the Company and certain warrant holders is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated March 30, 2006 (File No. 333-61610).

10.13
Consulting Agreement, dated as of July 8, 2004, by and between the Company and Prof. Eldad Melamed is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 8, 2004 (File No. 333-61610).

10.14
Consulting Agreement, dated as of July 8, 2004, by and between the Company and Dr. Daniel Offen is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated July 8, 2004 (File No. 333-61610).

10.15
Form of Warrant to purchase common stock dated as of November 4, 2004 issued pursuant to consulting agreements with Prof. Eldad Melamed and Dr. Daniel Offen is incorporated herein by reference to Exhibit 4.08 of the Company’s Current Report on Form 8-K/A dated November 4, 2004 (File No. 333-61610).

10.16
Common Stock Purchase Agreement, dated as of October 22, 2004, by and between the Company and certain buyers is incorporated herein by reference to Exhibit 10.03 of the Company’s Current Report on Form 8-K dated October 22, 2004 (File No. 333-61610).

10.17
Subscription Agreement, dated as of October 22, 2004, by and between the Company and certain buyers is incorporated herein by reference to Exhibit 10.04 of the Company’s Current Report on Form 8-K dated October 22, 2004 (File No. 333-61610).

10.18
Form of Class A Common Stock Purchase Warrant to purchase common stock for $1.50 per share, dated as of October 2004, issued to certain buyers pursuant to Common Stock Purchase Agreement with certain buyers is incorporated herein by reference to Exhibit 4.03 of the Company’s Current Report on Form 8-K dated October 22, 2004 (File No. 333-61610).

10.19
Form of Class B Common Stock Purchase Warrant to purchase common stock for $2.50 per share, dated as of October 2004, issued to certain buyers pursuant to Common Stock Purchase Agreement with certain buyers is incorporated herein by reference to Exhibit 4.04 of the Company’s Current Report on Form 8-K dated October 22, 2004 (File No. 333-61610).

10.20*
Employment Agreement, dated as of November 8, 2004, by and between the Company and Dr. Yaffa Beck is incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated November 4, 2004 (File No. 333-61610).

10.21*
Termination Agreement and General Release, dated as of March 20, 2006, by and between the Company and Dr. Yaffa Beck is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 20, 2006 (File No. 333-61610).

10.22*
Employment Agreement, dated as of November 16, 2004, by and between the Company and Yoram Drucker is incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated November 16, 2004 (File No. 333-61610).

10.23*
Termination Agreement, dated December 17, 2007, between the Registrant, Brainstorm Cell Therapeutics Ltd. and Yoram Drucker is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 17, 2007 (File No. 333-61610).

10.24
Consulting Agreement, dated as of December 23, 2004, by and between the Company and Malcolm E. Taub is incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated December 23, 2004 (File No. 333-61610).

10.25
Common Stock Purchase Warrant, dated as of December 23, 2004, issued to Malcolm E. Taub is incorporated herein by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K dated December 23, 2004 (File No. 333-61610).

10.26
Consulting Agreement, dated as of December 23, 2004, by and between the Company and Ernest Muller is incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K dated December 23, 2004 (File No. 333-61610).

10.27
Common Stock Purchase Warrant, dated as of December 23, 2004, issued to Ernest Muller is incorporated herein by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated December 23, 2004 (File No. 333-61610).

10.28*
Employment Agreement, dated as of January 16, 2005, by and between the Company and David Stolick is incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K dated January 16, 2005 (File No. 333-61610).

10.29*
Employment Agreement, dated as of October 7, 2007, by and among Brainstorm Cell Therapeutics Ltd., the Registrant and Abraham Efrati is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated October 15, 2007 (File No. 333-61610).

10.30
Lease Agreement, dated as of December 1, 2004, among the Company, Petah Tikvah Science and Technology District ‘A’ Ltd., Petah Tikvah Science and Technology District ‘B’ Ltd. and Atzma and Partners Maccabim Investments Ltd. is incorporated herein by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-QSB dated December 31, 2004 (File No. 333-61610).

10.31
Form of Lock-up Agreement, dated as of March 21, 2005, by and between the Company and certain shareholders of the Company is incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K dated March 21, 2005 (File No. 333-61610).

10.32
Form of Lock-up Agreement, dated as of March 26, 2006, by and between the Company and certain shareholders of the Company is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 26, 2006 (File No. 333-61610).

10.33*	The 2004 Global Share Option Plan is incorporated herein by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K dated March 28, 2005 (File No. 333-61610).

10.34*	2005 U.S. Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K dated March 28, 2005 (File No. 333-61610).

10.35*
Option Agreement, dated as of December 31, 2004, by and between the Company and Yaffa Beck is incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K dated March 28, 2005 (File No. 333-61610).

10.36*
Option Agreement, dated as of December 31, 2004, by and between the Company and Yoram Drucker is incorporated herein by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K dated March 28, 2005 (File No. 333-61610).

10.37*
Option Agreement, dated as of December 31, 2004, by and between the Company and David Stolick is incorporated herein by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K dated March 28, 2005 (File No. 333-61610).

10.38*
Amendment to Option Agreement, dated as of February 6, 2006, by and between the Company and David Stolick is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 6, 2006 (File No. 333-61610).

10.39
Common Stock Purchase Warrant, dated as of May 16, 2005, issued to Trout Capital LLC is incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2005 (File No. 333-61610).

10.40
Restricted Stock Award Agreement under 2005 U.S. Stock Option and Incentive Plan issued by the Company to Scientific Advisory Board Members in April, 2005 is incorporated herein by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2005 (File No. 333-61610).

10.41
Form of Investor Questionnaire and Subscription Agreement, dated October 2005, by and between the Company and certain investors is incorporated herein by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K dated September 30, 2005 (File No. 333-61610).

10.42
Form of Common Stock Purchase Warrant to purchase common stock for $1.00 per share, dated as of September 2005, issued to certain investors pursuant to a private placement with certain investors is incorporated herein by reference to Exhibit 4.09 of the Company’s Current Report on Form 8-K dated September 30, 2005 (File No. 333-61610).

10.43
Form of Investor Questionnaire and Subscription Agreement, dated December 2005, by and between the Company and certain investors is incorporated herein by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K dated December 7, 2005 (File No. 333-61610).

10.44
Form of Common Stock Purchase Warrant to purchase common stock for $1.00 per share, dated as of December 2005, issued to certain investors pursuant to a private placement with certain investors is incorporated herein by reference to Exhibit 4.10 of the Company’s Current Report on Form 8-K dated December 7, 2005 (File No. 333-61610).

10.45
Convertible Promissory Note, dated as of February 7, 2006, issued by the Company to Vivian Shaltiel is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 6, 2006 (File No. 333-61610).

10.46
Convertible Promissory Note, dated as of June 5, 2006, issued by the Company to Vivian Shaltiel is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 5, 2006 (File No. 333-61610).

10.47
Amendment to Convertible Promissory Notes, dated as of June 13, 2006, by and between the Company and Vivian Shaltiel is incorporated herein by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-KSB dated June 29, 2006 (File No. 333-61610).

10.48
Convertible Promissory Note, dated as of September 14, 2006, issued by the Company to Vivian Shaltiel is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 18, 2006 (File No. 333-61610).

10.49
Agreement, dated September 10, 2007, by and between the Company and Vivian Shaltiel is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 14, 2007 (File No. 333-61610).

10.50	Agreement, dated April 13, 2008, by and between the Company and Vivian Shaltiel.

10.51
Common Stock Purchase Warrant, dated as of October 3, 2006, issued by the Company to Double U Master Fund L.P. is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-QSB dated November 14, 2006 (File No. 333-61610).

10.52
Convertible Promissory Note, dated as of December 13, 2006, issued by the Company to Eli Weinstein is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 19, 2006 (File No. 333-61610).

10.53
Common Stock Purchase Warrant, dated as of December 13, 2006, issued by the Company to Eli Weinstein is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 19, 2006 (File No. 333-61610).

10.54
Collaboration Agreement, dated as of December 26, 2006, by and between the Company and Fundacion para la Investigacion Medica Aplicada is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 23, 2007. (File No. 333-61610).

10.55
Convertible Promissory Note, dated as of March 5, 2007, issued by the Company to Eli Weinstein is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 12, 2007 (File No. 333-61610).

10.56
Common Stock Purchase Warrant, dated as of March 5, 2007, issued by the Company to Eli Weinstein is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 12, 2007 (File No. 333-61610).

10.57
8% Convertible Promissory Note, dated May 6, 2007, issued by the Company to ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 10, 2007 (File No. 333-61610).

10.58
Common Stock Purchase Warrant, dated May 6, 2007, issued by the Company to ACCBT Corp. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 10, 2007 (File No. 333-61610).

10.59
Subscription Agreement, dated July 2, 2007, by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.60
Form of Common Stock Purchase Warrant issued by the Company to ACCBT Corp. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.61
Form of Registration Rights Agreement by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.62
Form of Security Holders Agreement, by and between ACCBT Corp. and certain security holders of the Registrant is incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.63	Finder’s Fee Agreement, dated as of October 29, 2007, by and between the Company and Tayside Trading Ltd.

21	Subsidiaries of the Company is incorporated herein by reference to Exhibit 21 of the Company’s Transition Report on Form 10-KSB filed on March 30, 2007 (File No. 333-61610).

23	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global.

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 13 of Form 10-KSB.