Form 10-Q
period 2008-03-31
BRAINSTORM CELL THERAPEUTICS INC
filed 2008-05-15
CIK 1137883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number: 333-61610

BRAINSTORM CELL THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8133057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 East 59th Street
New York, New York	10022
(Address of principal executive offices)	(Zip code)

(212) 557-9000
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 6, 2008, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 47,154,768.

BRAINSTORM CELL THERAPEUTICS INC.

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this quarterly report on Form 10-Q, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

IN U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Statements of Changes in Stockholders' Equity (Deficiency)	6 - 8

Consolidated Statements of Cash Flows	9

Notes to Consolidated Financial Statements	10 - 24

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED BALANCE SHEETS
In U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2 0 0 8	2 0 0 7
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$86
Restricted cash	38	35
Other receivable and prepaid expenses	66	137

Total current assets	104	258

LONG-TERM INVESTMENTS:
Prepaid expenses	15	9
Severance pay fund	99	75

Total Long-term investments	114	84

PROPERTY AND EQUIPMENT, NET	866	739

Deferred charges	-	2
Total assets	1,084	1,083

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Short term credit from bank	11	-
Trade payables	812	838
Other accounts payable and accrued expenses	1,231	1,049
Short-term convertible loans	190	396
Short-term loan	1,184	945

Total current liabilities	3,428	3,228

LONG TERM CONVERTIBLE LOANS	-	200

ACCRUED SEVERANCE PAY	100	83
Total liabilities	3,528	3,511

STOCKHOLDERS' DEFICIENCY:
Stock capital: (Note 7)
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at March 31, 2008 and December 31, 2007; Issued and outstanding: 42,617,268 and 41,004,409 shares at March 31, 2008 and December 31, 2007, respectively	2	2
Subscription on account of shares	730	-
Additional paid-in capital	30,574	30,058
Deficit accumulated during the development stage	(33,750)	(32,488)

Total stockholders' deficiency	(2,444)	(2,428)
Total liabilities and stockholders' deficiency	$1,084	$1,083

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
In U.S. dollars in thousands (except share data)

	Three months ended March 31,		Period from September 22, 2000 (inception date) through March 31,
	2 0 0 8	2 0 0 7	2 0 0 8
	Unaudited		Unaudited

Operating costs and expenses:

Research and development	$590	$590	$20,455
General and administrative	544	748	10,604

Total operating costs and expenses	1,134	1,338	31,059

Financial expenses, net	(128)	(381)	(2,474)

	1,262	1,719	33,533
Taxes on income	-	5	53

Loss from continuing operations	1,262	1,724	33,586
Net loss from discontinued operations	-	-	164

Net loss	$1,262	$1,724	$33,750

Basic and diluted net loss per share from continuing operations	$0.03	$0.07

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	41,774,344	24,372,261

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
In U.S. dollars in thousands (except share data)

					Deficit accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)
Balance as of September 22, 2000 (date of inception)	-	-	-	-	-	-

Stock issued on September 22, 2000 for cash at $0.00188 per share	8,500,000	1	16	-	-	17
Stock issued on March 31, 2001 for cash at $0.0375 per share	1,600,000	* -	60	-	-	60
Contribution of capital	-	-	8	-	-	8
Net loss	-	-	-	-	(17)	(17)
Balance as of March 31, 2001	10,100,000	1	84	-	(17)	68

Contribution of capital	-	-	11	-	-	11
Net loss	-	-	-	-	(26)	(26)

Balance as of March 31, 2002	10,100,000	1	95	-	(43)	53

Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(47)	(47)

Balance as of March 31, 2003	10,100,000	1	110	-	(90)	21

2-for-1 stock split	10,100,000	* -	-	-	-	-
Stock issued on August 31, 2003 to purchase mineral option at $0.065 per share	100,000	* -	6	-	-	6
Cancellation of shares granted to Company's President	(10,062,000)	* -	* -	-	-	-
Contribution of capital	-	* -	15	-	-	15
Net loss	-	-	-	-	(73)	(73)

Balance as of March 31, 2004	10,238,000	1	131	-	(163)	(31)

Stock issued on June 24, 2004 for private placement at $0.01 per share, net of $25,000 issuance expenses (Note 7c(1)(a)	8,510,000	* -	60	-	-	60
Contribution capital	-	-	7	-	-	7
Stock issued in 2004 for private placement at $0.75 per unit (Note 7c(1)(b)	1,894,808	* -	1,418	-	-	1,418
Cancellation of shares granted to service providers	(1,800,000)	* -		-	-	-
Deferred stock-based compensation related to options granted to employees	-	-	5,979	(5,979)	-	-
Amortization of deferred stock-based compensation related to shares and options granted to employees (Note 7c(2))	-	-	-	584	-	584
Compensation related to shares and options granted to service providers (Note 7c(3))	2,025,000	* -	17,506	-	-	17,506
Net loss	-	-	-	-	(18,840)	(18,840)
Balance as of March 31, 2005	20,867,808	1	25,101	(5,395)	(19,003)	704

* Represents an amount less than $1.
The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except share data)

					Deficit accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of March 31, 2005	20,867,808	1	25,101	(5,395)	(19,003)	704

Stock issued on May 12, 2005 for private placement at $0.8 per share (Note 7c(1)(c))	186,875	* -	149	-	-	149
Stock issued on July 27, 2005 for private placement at $0.6 per share (Note 7c(1)(d))	165,000	* -	99	-	-	99
Stock issued on September 30, 2005 for private placement at $0.8 per share (Note 7c(1)(e))	312,500	* -	225	-	-	225
Stock issued on December 7, 2005 for private placement at $0.8 per share (Note 7c(1)(e))	187,500	* -	135	-	-	135
Forfeiture of options granted to employees	-	-	(3,363)	3,363	-	-
Deferred stock-based compensation related to shares and options granted to directors and employees	200,000	* -	486	(486)	-	-
Amortization of deferred stock-based compensation related to options and shares granted to employees and directors (Note 7c(2))	-	-	51	1,123	-	1,174
Stock-based compensation related to options and shares granted to service providers (Note 7c(3))	934,904	* -	662	-	-	662
Reclassification due to application of EITF 00-19	-	-	(7,906)			(7,906)
Beneficial conversion feature related to a convertible bridge loan	-	-	164	-	-	164
Net loss	-	-	-	-	(3,317)	(3,317)

Balance as of March 31, 2006	22,854,587	1	15,803	(1,395)	(22,320)	(7,911)

Elimination of deferred stock compensation due to implementation of SFAS 123(R)	-	-	(1,395)	1,395	-	-
Stock-based compensation related to shares and options granted to directors and employees (note 7c(2)	200,000	* -	1,168	-	-	1,168
Reclassification due to application of EITF 00-19	-	-	7,191	-	-	7,191
Stock-based compensation related to options and shares granted to service providers (Note 7c(3))	1,147,225	-	453	-	-	453
Warrants issued to convertible note holder	-	-	11	-	-	11
Warrants issued to loan holder	-	-	110	-	-	110
Beneficial conversion feature related to convertible bridge loans	-	-	1,086	-	-	1,086
Net loss	-	-	-	-	(3,924)	(3,924)

Balance as of December 31, 2006	24,201,812	1	24,427	-	(26,244)	(1,816)

* Represents an amount less than $1 .
The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except share data)

					Deficit accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2006	24,201,812	1	24,427	-	(26,244)	(1,816)

Stock-based compensation related to options and shares granted to service providers (Note 7c(3))	544,095		1,446	-	-	1,446
Warrants issued to convertible note holder	-	-	109	-	-	109
Stock-based compensation related to shares and options granted to directors and employees (Note 7c(2))	200,000	* -	1,232	-	-	1,232
Beneficial conversion feature related to convertible loans	-	-	407	-	-	407
Conversion of convertible loans	725,881	* -	224	-	-	224
Exercise of warrants	3,832,621	* -	214	-	-	214
Stock issued for private placement at $0.1818 per unit, net of finder's fee (Note 7c(1)(f))	11,500,000	1	1,999	-	-	2,000
Net loss	-	-	-	-	(6,244)	(6,244)

Balance as of December 31, 2007	41,004,409	2	30,058	-	(32,488)	(2,428)

Stock-based compensation related to options and stock granted to service providers (Note 7c(3))	-	-	70	-		70
Stock-based compensation related to stock and options granted to directors and employees	-	-	199	-		199
Beneficial conversion feature related to convertible bridge loans	-	-	-	-
Conversion of convertible loans	695,460	*-	244	-		244
Exercise of warrants	900,000	*-
Exercise of options	17,399	*-	3	-		3
Subscription of shares	-	-	730	-		730
Net loss					(1,262)	(1,262)

Balance as of March 31, 2008 (unaudited)	42,617,268	2	31,304	-	(33,750)	(2,444)

* Represents an amount less than $1 .

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. dollars in thousands

	Three months ended March 31,		Period from September 22, 2000 (inception date) through March 31,
	2 0 0 8	2 0 0 7	2 0 0 8
	Unaudited		Unaudited

Cash flows from operating activities:
Net loss	$(1,262)	$(1,724)	$(33,750)
Less - loss for the period from discontinued operations		-	164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	33	48	399
Erosion of restricted cash	(3)	-	(9)
Accrued severance pay, net	(6)	7	2
Accrued interest on loans	41	38	357
Amortization of discount on short-term loans	36	286	1,858
Change in fair value of options and warrants	-	558	(795)
Expenses related to stocks and options granted to service providers	70	299	20,203
Amortization of deferred stock-based compensation related to options granted to employees and directors	199	7	4,357
Increase in accounts receivable and prepaid expenses	70	34	(66)
Increase (decrease) in trade payables	(26)	199	811
Increase in other accounts payable and accrued expenses	182	-	1,226
Net cash used in continuing operating activities	(666)	(248)	(5,243)
Net cash used in discontinued operating activities	-	-	(22)

Total net cash used in operating activities	(666)	(248)	(5,265)

Cash flows from investing activities:
Purchase of property and equipment	(157)	(37)	(1,083)
Restricted cash	-	(1)	(29)
Investment in lease deposit	(7)	(4)	(15)

Net cash used in continuing investing activities	(164)	(42)	(1,127)
Net cash used in discontinued investing activities	-	-	(16)

Total net cash used in investing activities	(164)	(42)	(1,143)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	730	-	4,817
Proceeds from loans, notes and issuance of warrants net	-	260	2,060
Credit from the bank	11	-	11
Repayment of loans	-	-	(551)
Proceeds from exercise of warrants and options	3	-	28
Net cash provided by continuing financing activities	744	260	6,365
Net cash provided by discontinued financing activities	-	-	43
Total net cash provided by financing activities	744	260	6,408

Increase (decrease) in cash and cash equivalents	(86)	(30)	-
Cash and cash equivalents at the beginning of the period	86	60	-
Cash and cash equivalents at end of the period	$-	$30	$-

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

As of March 31, 2008, the Company had an accumulated deficit of $33,750, a working capital deficiency of $3,324, incurred net loss of $1,252 and negative cash flows from operating activities in the amount of $666 for the three months ended March 31, 2008. In addition, the Company has not yet generated any revenues.

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

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2007, are applied consistently in these financial statements.

NOTE 3:-	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its fully owned subsidiary as of March 31, 2008 and for the three months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

In addition, in the event that the "research period", as defined in the license agreement, is extended for an additional three year period in accordance with the terms of the license agreement, then the Company is obligated to the make following payments to Ramot during the first year of the extended research period:

Payment date	Amount

August 4, 2008	60
November 20, 2008	150
February 20, 2009	170

If the Company fails to make a payment to Ramot on any required payment date, and the Company does not cure the default within seven business days of notice of the default, all claims of Ramot against the Company, which were waived and released by the waiver and release, will be reinstated.

The Company's total current obligation to Ramot as of March 31, 2008, is in the amount of $580.

NOTE 5:-	CONSULTING AGREEMENTS

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

b.	As of March 31, 2008, the Company had a total obligation of $118 for services rendered by the Consultants.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars in thousands (except share data)

NOTE 6:-	SHORT-TERM LOANS

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

Pursuant to the agreement, the Company agreed to pay the outstanding amount due under the convertible promissory notes, plus any accrued interest and penalties, in accordance with the following schedule:

Payment Date	Amount

August 16, 2007	$100	(already paid)
November 30, 2007	$100
January 15, 2008	$175
February 28, 2008	$175
April 30, 2008	$175
June 30, 2008	$175
August 31, 2008	$175
November 30, 2008	$175
January 31, 2009	$200

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

On April 13, 2008, the company entered into a new agreement with the lender pursuant to which the lender agreed to partially defer and partially convert to the Company’s Common Stock the payment of $1,250 owed by the Company to the lender (See note 8a).

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

b.
The former president of the Company donated services valued at $6 and rent valued at $2 for the nine months ended March 31, 2004. These amounts were charged to the statement of operations as part of discontinued operations and classified as additional paid-in capital in the stockholders' equity.

c.	Issuance of stocks warrants and options:

1.	Private placements

a)	On June 24, 2004, the Company issued to investors 8,510,000 shares of common stock for total proceeds of $60 (net of $25 issuance expenses).

b)
On February 23, 2005, the Company completed a private placement round for the sale of 1,894,808 units for total proceeds of $1,418. Each unit consists of one share of common stock and a three year warrant to purchase one share of common stock at $2.50 per share. This private placement was consummated in four tranches which closed in October 2004, November 2004 and February 2005.

c)	On May 12, 2005, the Company issued to a certain investor 186,875 shares of its common stock for total proceeds of $149 at a price per share of $0.8.

d)	On July 27, 2005, the Company issued to certain investors 165,000 shares of its common stock for total proceeds of $99 at a price per share of $0.6.

e)
On August 11, 2005, the Company signed a private placement agreement with investors for the sale of up to 1,250,000 units at a price per unit of $0.8. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $1.00 per share. The warrants are exercisable for a period of three years from issuance. On March 31, 2005, the Company sold 312,500 units for total net proceeds of $225. On December 7, 2005, the Company sold 187,500 units for total net proceeds of $135.

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

f)
On July 2, 2007 the Company entered into an investment agreement, pursuant to which the Company agreed to sell up to 27,500,000 shares of the Company's common stock, for an aggregate subscription price of up to $5 million and warrants to purchase up to 30,250,000 shares of common stock. Separate closings of the purchase and sale of the shares and the warrants shall take place as follows:

Purchase date	Purchase price	Number of subscription shares	Number of warrant shares

August 30, 2007	$1,250 (includes $250 paid as a convertible loan)	6,875,000	7,562,500
November 15, 2007	$750	4,125,000	4,537,500
February 15, 2008	$750	4,125,000	4,537,500
May 15, 2008	$750	4,125,000	4,537,500
July 30, 2008	$750	4,125,000	4,537,500
November 15, 2008	$750	4,125,000	4,537,500

At each closing date, the Company shall deliver to the investor the number of shares and warrants, subject to customary closing conditions and the delivery of funds, described above. The warrants shall have the following exercise prices: (i) the first 10,083,333 warrants will have an exercise price of $0.20 per share; (ii) the next 10,083,333 warrants will have an exercise price of $0.29 per share; and (iii) the final 10,083,334 warrants will have an exercise price of $0.36 per share. All warrants will expire on November 5, 2011.

As of April 3, 2008, the investor completed payment of $2,750, and the Company issued to the investor an aggregate of 15,125,000 shares of common stock and a warrant to purchase 10,083,333 shares of the company's common stock at an exercise price of $0.20 per share and a warrant to purchase 6,554,167 shares of common stock at an exercise price of $0.29 per share. The warrants may be exercised at any time and expire on November 5, 2011.

In addition, the Company agreed to issue an aggregate of 1,250,000 shares of common stock to a related party as an introduction fee for the investment. The shares shall be issued pro rata to the funds received from the investor.

As of March 31, 2008, 500,000 shares of common stock had been issued as an introduction fee.

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

Each option granted under the plans is exercisable until the earlier of ten years from the date of grant of the option or the expiration dates of the respective option plans. The 2004 and 2005 option plans will expire on November 25, 2014 and March 28, 2015, respectively. The exercise price of the options granted under the plans may not be less than the nominal value of the shares into which such options are exercised. The options vest primarily over three or four years. Any options that are canceled or forfeited before expiration become available for future grants.

As of March 31, 2008, 151,684 options are available for future grants.

On May 27, 2005, the Company granted to one of its directors an option to purchase 100,000 shares of its common stock at an exercise price of $0.75 per share. The option is fully vested and is exercisable for a period of 10 years.

On February 6, 2006, the Company entered into an amendment to the Company's option agreement with Mr. David Stolick, the Company's Chief Financial Officer. The amendment changes the exercise price of the 400,000 options granted to him on February 13, 2005 to $0.15 per share from $0.75 per share.

On May 2, 2006, the Company granted to one of its directors an option to purchase 100,000 shares of its common stock at an exercise price of $0.15. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the options, in the amount of $48, was recorded as general and administrative expenses.

On June 22, 2006, the Company entered into an amendment to the Company's option agreement with two of its employees. The amendment changes the exercise price of 270,000 options granted to them to $0.15 per share from $0.75 per share. The excess of the fair value resulting from the modification in the amount of $2,was recorded as general and administrative expense over the remaining vesting period of the option.

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

On March 21, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of its common stock, at an exercise price of $0.15 per share. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the option, in the amount of $43, was recorded as general and administrative expenses.

On July 1, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of its common stock at an exercise price of $0.15 per share. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the option, in the amount of $38, was recorded as general and administrative expenses. On October 22, 2007 the company and the director agreed to cancel and relinquish the option granted on July 1 ,2007.

On July 16, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of its common stock at an exercise price of $0.15 per share. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the options, in the amount of $75, was recorded as general and administrative expenses.

On August 27, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of its common stock at an exercise price of $0.15 per share. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the options, in the amount of $84, was recorded as general and administrative expenses.

On October 23, 2007, the Company granted to its CEO an option to purchase 1,000,000 shares of Common Stock at an exercise price of $0.87 per share. The option vests with respect to 1/6 of the option on each six month anniversary of the date of grant and expires after 10 years. The total compensation related to the option is $733, which is amortized over the vesting period as general and administrative expense. An amount of $61 was recorded as general and administrative expense in the period of three months ended March 31 ,2008 .

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	Three months ended March 31, 2008
	Amount of options	Weighted average exercise price
		$
Outstanding at beginning of the period	5,280,760	$0.372
Granted	170,000	0.49
Exercised	(17,399)	0.15

Outstanding at end of period	5,433,361	$0.377

Vested and expected-to-vest options at end of the period	3,286,728	$0.205

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars in thousands (except share data)

NOTE 7:-	CAPITAL STOCK (Cont.)

Weighted average of fair value of options granted to employees and directors for the three months ended March 31, 2008 is 0.42.

Compensation expenses recorded by the Company in respect to its stock based employee and directors' compensation award in accordance with SFAS-123(R) for the three months ended March 31, 2008, amounted to $199.

b)	Restricted shares to directors:

On May 27, 2005, the Company issued to two of its directors 200,000 restricted shares of common stock (100,000 each). The restricted shares are subject to the Company's right to repurchase them at a purchase price per share of par value ($0.00005). The restrictions on the shares shall lapse in three annual and equal portions commencing with the grant date.

On May 2, 2006, the Company issued to two of its directors 200,000 restricted shares of common stock (100,000 each). The restricted shares are subject to the Company's right to repurchase them at a purchase price of par value ($0.00005). The restrictions of the shares lapse in three annual and equal portions commencing with the grant date. The compensation related to the stocks issued amounted to $104, which will be amortized over the vesting period as general and administrative expenses.

On April 20, 2007, based on a board resolution dated March 21, 2007, the Company issued to a director 100,000 restricted shares of common stock. The restricted shares are subject to the Company's right to repurchase them at a purchase price per share of par value ($0.00005). The restrictions on the shares lapse in three annual and equal portions commencing with the grant date. The compensation related to the shares issued amounted to $47, which will be amortized over the vesting period as general and administrative expenses.

On April 20, 2007, based on a board resolution dated March 21, 2007, the Company issued to another director 100,000 restricted shares of common stock. The restricted shares are not subject to any right to repurchase, and the compensation related to the shares issued amounted to $47 was recorded as prepaid general and administrative expenses in the three months ended March 31, 2007.

3.	Stock and warrants to service providers and investors:

The Company accounts for stock option and warrant grants issued to non-employees using the guidance of SFAS No. 123(R), "Accounting for Stock-Based Compensation" and EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," whereby the fair value of such option and warrant grants is determined using the Black-Scholes options pricing model at the earlier of the date at which the non-employee's performance is completed or a performance commitment is reached.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars in thousands (except share data)

NOTE 7:-	CAPITAL STOCK (Cont.)

a) Warrants:

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise price	Warrants exercisable	Exercisable through

November 2004	12,800,845	2,181,925		10,618,920	$0.01	10,618,920	November 2012
December 2004	1,800,000	1,800,000		-	$0.00005	—	-

	14,600,845	3,981,925		10,618,920		10,618,920

February 2005	1,894,808		1,894,808	-	$1.62	-
May 2005	47,500			47,500	$1.62	47,500	May 2010
June 2005	30,000			30,000	$0.75	30,000	June 2010
August 2005	70,000			70,000	$0.15	70,000	August 2008
September 2005	3,000	3,000		-	$0.15	-	-
September 2005	36,000			36,000	$0.75	30,000	September 2010
September-December 2005	500,000			500,000	$1	500,000	September - December 2008
December 2005	20,000	20,000		-	$0.15	-	-
December 2005	457,163			457,163	$0.15	342,872	July 2010

	17,659,316	4,004,925	1,894,808	11,759,583		11,639,292

February 2006	230,000			230,000	$0.65	153,333	February 2008
February 2006	40,000			40,000	$1.5	40,000	February 2011
February 2006	8,000			8,000	$0.15	8,000	February 2011
February 2006	189,000	97,696	91,304	-	$0. 5	-	-
May 2006	50,000			50,000	$0.0005	50,000	May 2016
May -December 2006	48,000			48,000	$0.35	48,000	May - December 2011
May -December 2006	48,000			48,000	$0.75	48,000	May - December 2011
May 2006	200,000			200,000	$1	200,000	May 2011
June 2006	24,000			24,000	$0.15	24,000	June 2011
May 2006	19,355			19,355	$0.15	19,355	May 2011
October 2006	630,000	630,000		-	$0.3	-	-
December 2006	200,000			200,000	$0.45	200,000	December 2008

	19,345,671	4,732,621	1,986,112	12,626,938		12,429,980

March 2007	200,000			200,000	$0.47	200,000	March 2012
March 2007	500,000			500,000	$0.47	166,667	March 2017
March 2007	50,000			50,000	$0.15	50,000	March 2010
March 2007	15,000			15,000	$0.15	15,000	February 2012
February 2007	50,000			50,000	$0.45	50,000	February 2009
March 2007	225,000			225,000	$0.45	225,000	March 2009
March 2007	50,000			50,000	$0.45	50,000	March 2010
April 2007	33,300			33,300	$0.45	33,300	April 2009
May 2007	250,000		* 250,000	-	$0.45	-	-
July 2007	500,000			500,000	$0.39	111,111	July 2017
September 2007	500,000			500,000	$0.15	250,000	August 2017
August 2007	7,562,500			7,562,500	$0.2	7,562,500	November 2011
July 2007	30,000			30,000	$0.45	30,000	July 2009
July 2007	100,000			100,000	$0.45	100,000	July 2010
October 2007	200,000			200,000	$0.15	50,000	August - October 2017
November 2007	2,520,833			2,520,833	$0.20	2,520,833	November 2011
November 2007	2,016,667			2,016,667	$0.29	2,016,667	November 2011

	34,148,971	4,732,621	2,236,112	27,180,238		25,861,058

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars in thousands (except share data)

NOTE 7:-	CAPITAL STOCK (Cont.)

*
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

On August 30, 2007, as part of a private placement with the stockholder (Note 7c(1)(f)), the stockholder surrendered to the Company the $250 Promissory Note and the 250,000 warrants issued to the stockholder. The amount of $250 paid by the investor on May 6, 2007 was considered as part of the private placement payment.

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

On February 10, 2005, the Company signed an agreement with one of its service providers according to which the Company issued the service provider 100,000 restricted shares of the Company’s common stock at a purchase price of $0.00005 under the U.S Stock Option and Incentive Plan of the Company. The restricted shares are subject to the Company's right to repurchase them within one year of the grant date as follows: (i) in the event that the service provider breaches his obligations under the agreement, the Company shall have the right to repurchase the restricted shares at a purchase price equal to par value; and (ii) in the event that the service provider has not breached his obligations under the agreement, the Company shall have the right to repurchase the restricted shares at a purchase price equal to the then fair market value of the restricted shares.

In March and April 2005, the Company signed an agreement with four members of its Scientific Advisory Board according to which the Company issued to the members of the Scientific Advisory Board 400,000 restricted shares of the Company’s common stock at a purchase price of $0.00005 under the U.S. Stock Option and Incentive Plan (100,000 each). The restricted shares will be subject to the Company's right to repurchase them if the grantees cease to be members of the Company's Scientific Advisory Board for any reason. The restrictions on the shares shall lapse in three annual and equal portions commencing with the grant date.

In July 2005, the Company issued to its legal advisors 50,000 shares of the Company’s common stock for legal services for 12 months. The compensation related to the shares in the amount of $38 was recorded as general and administrative expenses.

In January 2006, the Company issued to two service providers 350,000 restricted shares of the Company’s common stock at a purchase price of $0.00005 par value under the U.S Stock Option and Incentive Plan of the Company. The restricted shares are subject to the Company's right to repurchase them within 12 months of the grant date as follows: (i) in the event that the service providers breach their obligations under the agreement, the Company shall have the right to repurchase the restricted shares at a purchase price equal to the par value; and (ii) in the event that the service providers have not breached their obligations under the service agreements the Company shall have the right to repurchase the restricted shares at a purchase price equal to the fair market value of the restricted shares. The compensation related to the restricted shares in the amount of $23 was recorded as general and administrative expenses.

On March 6, 2006, the Company issued to its legal advisor 34,904 shares of the Company's common stock. The shares are in lieu of $19 payable to the legal advisor. Related compensation in the amount of $19 was recorded as general and administrative expenses.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars in thousands (except share data)

NOTE 7:-	CAPITAL STOCK (Cont.)

On April 13, 2006, the Company issued to service providers 60,000 shares of the Company's common stock at a purchase price per share of $0.00005 par value under the U.S Stock Option and Incentive Plan of the Company. Related compensation in the amount of $26 was recorded as general and administrative expenses.

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

On September 17, 2006, the Company issued to its legal advisor 231,851 shares of the Company's common stock. The shares are for $63 payable to the legal advisor.

On September 30, 2006, the Company issued to its business development advisor, based on an agreement with such advisor, 240,000 shares of the Company's common stock. Related compensation in the amount of $74 was recorded as general and administrative expenses.

On January 3, 2007, the Company issued to its legal advisor 176,327 shares of the Company's common stock. The shares are for $45 payable to the legal advisor. Related compensation in the amount of $49 was recorded as general and administrative expenses.

On April 12, 2007, the Company issued to its filing and printing service providers 80,000 shares of the Company’s common stock. The shares issued are for the $15 payable to the service provider. Compensation of $30 was recorded as general and administrative expenses.

On April 12, 2007, the Company issued to its legal advisor 108,511 shares of the Company's common stock. The shares are for the $29 payable to the legal advisor. Related compensation in the amount of $40 was recorded as general and administrative expenses.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars in thousands (except share data)

NOTE 7:-	CAPITAL STOCK (Cont.)

On May 18, 2007, the Company issued to its legal advisor 99,257 shares of the Company's common stock. The shares are for $33 payable to the legal advisor. Related compensation in the amount of $33 was recorded as general and administrative expenses.

On May 28, 2007, the Company issued 210,812 shares to a shareholder pursuant to a conversion request of the entire accrued principal and interest amount of a $51 Convertible Promissory Note issued to such shareholder on February 5, 2007.

On June 27, 2007, the Company issued 225,346 shares to an investor pursuant to a conversion request of the entire accrued principal and interest amount of a $51 Convertible Promissory Note issued to such investor on March 14, 2007.

On September 5, 2007, the Company issued 289,722 shares of the Company’s common stock to an investor pursuant to a conversion request of the entire accrued principal and interest amount of a $101 Convertible Promissory Note issued to such investor on July 3, 2007.

On October 29, 2007, the Company issued to a Scientific Advisory Board member 80,000 shares of the Company’s common stock for scientific services. Compensation of $67 was recorded as research and development expense.

On February 18, 2008, the Company issued 75,937 shares of the Company’s common stock to an investor pursuant to a conversion request of the entire accrued principal and interest amount of a $27 Convertible Promissory Note issued to such investor on April 10, 2007.

On February 21, 2008, the Company issued 619,523 shares of the Company’s common stock to an investor pursuant to a conversion request of the entire accrued principal and interest amount of a $217 Convertible Promissory Note issued to such investor on December 12, 2006.

A summary of the Company's stock award activity related to shares issued to service providers, and related information is as follows:

	Three months ended March 31, 2008
	Amount of shares	Weighted average issue price
		$

Outstanding at beginning of the period	2,851,224	0.86
Issued	-	-

Outstanding at end of the period	2,851,224	0.86

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars in thousands (except share data)

NOTE 7:-	CAPITAL STOCK (Cont.)

c.	Stock-based compensation recorded by the Company in respect of shares and warrants granted to service providers amounted to $50 for the three months ended March 31, 2008.

The total stock-based compensation expense, related to shares, options and warrants granted to employees and service providers, was comprised, at each period, as follows:

	Three months ended March 31,		Period from September 22, 2000 (inception date) through March 31,
	2 0 0 8	2 0 0 7	2 0 0 8
	Unaudited	Unaudited

Research and development	45	251	16,451
General and administrative	205	586	7,279
Financial expenses	-	20	20
Total stock-based compensation expense	250	857	23,750

NOTE 8:-	SUBSEQUENT EVENTS

a.
On April 13, 2008, the Company entered into a new agreement with a lender pursuant to which the lender agreed to partially defer and partially convert into shares of the Company’s Common Stock the payment of $1,250 owed by the Company to the lender based on the payment agreement between the two parties (see Note 6).

Pursuant to the new agreement, the Company agreed to pay $250 of the Debt in accordance with the following schedule:

Payment Date	Amount

May 30, 2008	50
July 31, 2008	50
September 30, 2008	50
December 31, 2008	50
February 28, 2009	50

In addition, the Company will issue 2,857,142 shares of common stock to the lender for the repayment of $1,000 of the Debt.

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

b.	On April 3 2008, pursuant to the investment agreement (see Note 7c(1)(g)), the investor completed a third payment to the Company of $750.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

  SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. and its potential future business operations and performance. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” Some of these are described under “Risk Factors” in this report and in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

Company Overview

Brainstorm Cell Therapeutics Inc. (“Brainstorm” or the “Company”) is a leading company developing stem cell therapeutic products based on breakthrough technologies enabling the in-vitro differentiation of bone marrow stem cells to neural-like cells. We aim to become a leader in adult stem cell transplantation for neurodegenerative diseases. Our focus is on utilizing the patient’s own bone marrow stem cells to generate neuron-like cells that may provide an effective treatment initially for Parkinson’s Disease (“PD”), Amyotrophic Lateral Sclerosis (“ALS”) and spinal cord injury.

Our core technology was developed through a collaboration between prominent neurologist, Prof. Eldad Melamed, Head of Neurology of the Rabin Medical Center and member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research, and expert cell biologist Dr. Daniel Offen, of the Felsenstein Medical Research Center of Tel Aviv University.

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

On December 21, 2007, we entered into a Cooperative Research Agreement with Rutgers University. Pursuant to the Cooperative Research Agreement, our subsidiary and Rutgers University will work jointly in researching the use of differentiated stem cells for the treatment of spinal cord injury. This research project began in January and is expected to conclude during 2008.

On April 1, 2008, we started to operate our new animal house and we are conducting new experiments following our work plan.

We are currently in the developmental stage of our technology and products and we are going to begin the process of seeking regulatory approval from regulatory agencies in the U.S., Israel and Europe. Our efforts are directed at the development of the technology from the lab to the clinic with the following main objectives:

•	Developing the cell differentiation process according to Food and Drug Administration (“FDA”) and the European agency for evaluation of medical product (“EMEA”) guidelines;

•	Demonstrating safety and efficacy first in animals and then in human patients; and

•	Setting up centralized facilities to provide NurOwn™ therapeutic products and services for transplantation in patients.

The Company was incorporated under the laws of the State of Washington on September 22, 2000. On July 8, 2004, the Company entered into the licensing agreement with Ramot to acquire certain stem cell technology and decided to discontinue all activities related to the sales of digital data recorder products. On October 25, 2004, the Company opened its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. in Israel. On December 18, 2006, the stockholders of the Company approved a proposal to change the state of incorporation of the Company from the State of Washington to the State of Delaware. The reincorporation was completed on December 21, 2006 through the merger of the Company into a newly formed, wholly-owned Delaware subsidiary of Brainstorm, also named Brainstorm Cell Therapeutics Inc.

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until March 31, 2008, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2012. In addition, the Company has incurred operating costs and expenses of approximately $1,134,000 during the three months ending March 31, 2008, and approximately $31,059,000 for the period from inception (September 22, 2000) until March 31, 2008. Operating expenses incurred since inception were approximately $10,604,000 for general and administrative expenses and $20,455,000 for research and development costs.

Research and Development

Research and development expenses for each of the three months ended March 31, 2008 and 2007 were $590,000, which includes stock-based compensation expense in each of the three month periods. Stock-based compensation decreased by $206,000 to $45,000 for the three months ended March 31, 2008 from $251,000 for the three months ended March 31, 2007. The decrease in stock-based compensation is due to a one-time grant of an option to purchase shares of the Company’s common stock to our Chief Technology Advisor in March 2007. Therefore, although research and development expenses for each of the three months ended March 31, 2008 and 2007 remained the same, research and development expenses excluding stock-based compensation expenses, have increased primarily due to an increase in salary expenses as we have a greater number of employees and subcontractors due in part to the Cooperative Research Agreement with Rutgers University and in part on an expansion of our research activities.

General and Administrative

General and administrative expenses for each of the three months ended March 31, 2008 and 2007 were $544,000 and $748,000, respectively. General and administrative expenses for the three months ended March 31, 2008 consisted of $205,000 in stock-based compensation expenses and $339,000 in salary, legal, audit, public and investor relations and other expenses. General and administrative expenses for the three months ended March 31, 2007 consisted of $586,000 in stock-based compensation expenses (due to a one-time grant of options to purchase shares of the Company’s common stock to consultants in March of 2007) and $162,000 in other expenses.

Financial Expenses

Financial expenses decreased by $252,000 to $128,000 for the three months ended March 31, 2008 from $380,000 for the three months ended March 31, 2007. The decrease is primarily attributable to a decrease in amortization of discount on short-term convertible loans.

Net Loss

Net loss for the three months ended March 31, 2008 and 2007 was $1,262,000 and $1,724,000, respectively. Net loss per share for the three months ended March 31, 2008 and 2007 was $0.03 and $0.07, respectively. The decrease is mainly due to a decrease in stock-based compensation expenses. The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended March 31, 2008 was 41,774,344, compared to 24,372,261 for the three months ended March 31, 2007. This increase was due to (i) the issuance of shares in a private placement, (ii) the conversion of convertible loans and (iii) the exercise of warrants.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common stock and the issuance of convertible promissory notes. At March 31, 2008, we had $104,000 in total current assets and $3,428,000 in total current liabilities.

Net cash used in operating activities was $666,000 for the three months ended March 31, 2008. Cash used for operating activities in the three months ended March 31, 2008 was primarily for payment of salaries and fees to our employees, consultants, subcontractors and services providers and purchase of laboratory materials.

Net cash used in investing activities was $164,000 for the three months ended March 31, 2008. Cash used for investing activities in the three months ended March 31, 2008 was primarily for building the animal house.

Net cash provided by financing activities was $744,000 for the three months ended March 31, 2008 and is primarily attributable to funds received from ACCBT under the Subscription Agreement.

We have a licensing agreement with Ramot under which we owe approximately $95,000 per quarter. In addition, we have an agreement with a lender under which we must pay $250,000 over the next 9 months.

Our other material cash needs for the next 12 months will include payment of employee salaries, payments for clinical trials and animal experiments, lease payments, payments to Ramot, payments with respect to patents, payment of construction fees for facilities to be used in our research and development, payment of fees to our consultants and legal advisors and capital equipment expenses.

On July 2, 2007, we entered into a subscription agreement (the “Subscription Agreement”) with ACCBT Corp. (“ACCBT”), pursuant to which we agreed to sell and issue (i) up to 27,500,000 shares of our Common Stock for an aggregate subscription price of up to $5.0 million, and (ii) for no additional consideration, warrants to purchase up to 30,250,000 shares of our Common Stock. Subject to certain closing conditions, separate closings of the purchase and sale of the shares and the warrants are scheduled to take place from August 30, 2007 through November 15, 2008. To date, we have received an aggregate of $2.985 million from ACCBT.

We will need to raise substantial additional capital in order to meet our anticipated expenses. If we are not able to raise substantial additional capital, we may not be able to continue to function as a going concern and we may have to cease operations. Even if we obtain funding sufficient to continue functioning as a going concern, we will be required to raise a substantial amount of capital in the future in order to reach profitability and to complete the commercialization of our products. Our ability to fund these future capital requirements will depend on many factors, including the following:

•	our ability to obtain funding from third parties, including any future collaborative partners;

•	the scope, rate of progress and cost of our clinical trials and other research and development programs;

•	the time and costs required to gain regulatory approvals;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the costs of filing, prosecuting, defending and enforcing patents, patent applications, patent claims, trademarks and other intellectual property rights;

•	the effect of competition and market developments; and

•	future clinical trial results.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue and expenses during the reporting periods. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

There were no significant changes to our critical accounting policies during the quarter ended March 31, 2008. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This information has been omitted as the Company qualifies as a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, which continued to exist as of March 31, 2008:

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

Nevertheless, based on a number of factors, including the performance of additional procedures performed by management designed to ensure the reliability of our financial reporting, our Chief Executive Officer and Chief Financial Officer believe that the consolidated financial statements included with this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, no changes in our internal controls over financial reporting were identified during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting other than those remedial actions disclosed above.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

On April 17, 2008, Chapman, Spira & Carson, LLC (“CSC”), filed a breach of contract complaint in the Supreme Court of the State of New York against the Company. The complaint alleges that CSC performed its obligations to the Company under a consulting agreement entered into between the parties and that the Company failed to provide CSC with the compensation outlined in the consulting agreement. The complaint seeks compensatory damages in an amount up to approximately $896,667, as well as costs and attorneys’ fees. We intend to vigorously defend our actions. We cannot predict the scope, timing or outcome of this matter. We cannot predict what impact, if any, this matter may have on our business, financial condition, results of operations and cash flow.

Item 1A. Risk Factors.

During the period covered by this quarterly report on Form 10-Q, there have not been any material changes from the risk factors previously disclosed in the “Risk Factors” of our annual report on Form 10-KSB, for the fiscal year ended December 31, 2007. In addition to the other information set forth in this report, you should carefully consider the factors discussed in our annual report on Form 10-KSB, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-KSB are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Other Information.

During the quarter ended March 31, 2008, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

May 15, 2008	By:	/s/ Rami Efrati
Name: Rami Efrati Title: Chief Executive Officer (Principal Executive Officer)

May 15, 2008	By:	/s/ David Stolick
Name: David Stolick Title: Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

16.1
Letter from Kost Forer Gabbay & Kasierer to the Securities and Exchange Commission dated April 30, 2008, regarding change in certifying accountant of the Registrant is incorporated herein by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on April 30, 2008 (File No. 333-61610).

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