Form 10-Q
period 2008-06-30
BRAINSTORM CELL THERAPEUTICS INC
filed 2008-08-13
CIK 1137883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

or

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
Yes ☐ No ☒

As of August 12, 2008, the number of shares outstanding of the registrant’s common stock, $0.00005 par value per share, was 49,968,918.

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this quarterly report on Form 10-Q,, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

Item 1. Financial Statements.

 BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

IN U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page
Consolidated Balance Sheets	2

Consolidated Statements of Operations	3

Statements of Changes in Stockholders' Equity (Deficiency)	4 - 6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8 - 27

CONSOLIDATED BALANCE SHEETS
In U.S. dollars in thousands (except share and per share data)

	June 30,	December 31,
	2008	2007
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$57	$86
Restricted cash	40	35
Other receivable and prepaid expenses	68	137

Total current assets	165	258

LONG-TERM INVESTMENTS:
Prepaid expenses	13	9
Severance pay fund	124	75

Total Long-term investments	137	84

PROPERTY AND EQUIPMENT, NET	821	739

DEFERRED CHARGES	-	2
Total assets	1,123	1,083

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Short term credit from bank	27	-
Trade payables	709	838
Other accounts payable and accrued expenses	1434	1,049
Short-term convertible loan	166	396
Short-term loan	243	945

Total current liabilities	2,579	3,228

LONG TERM CONVERTIBLE LOANS	-	200

ACCRUED SEVERANCE PAY	137	83

Total liabilities	2,716	3,511

STOCKHOLDERS' DEFICIENCY:
Stock capital: (Note 7)
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at June 30, 2008 and December 31, 2007; Issued and outstanding: 49,968,918 and 41,004,409 shares at June 30, 2008 and December 31, 2007, respectively	2	2
Subscription on account of shares	491	-
Additional paid-in capital	32,520	30,058
Deficit accumulated during the development stage	(34,606)	(32,488)

Total stockholders' deficiency	(1,593)	(2,428)

Total liabilities and stockholders' deficiency	$1,123	$1,083

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
In U.S. dollars in thousands (except share data)

	Three months ended June 30,		Six months ended June 30,		Period from September 22, 2000 (inception date) through June 30,
	2008	2007	2008	2007	2008
	Unaudited		Unaudited		Unaudited
Operating costs and expenses:

Research and development	$571	$463	$1,168	$1,053	$21,373
Less - participation by the Office of the Chief Scientist	288	57	295	57	635

Research and development, net	283	406	873	996	20,738
General and administrative	479	457	1,023	1,205	11,083

Total operating costs and expenses	762	863	1,896	2,201	31,821

Financial expenses, net	94	284	222	664	2,568

	856	1,147	2,118	2,865	34,389
Taxes on income	-	6	-	11	53

Loss from continuing operations	856	1,153	2,118	2,876	34,442
Net loss from discontinued operations	-	-	-	-	164

Net loss	856	1,153	2,118	2,876	34,606

Basic and diluted net loss per share from continuing operations	$0.02	$0.04	$0.05	$0.12

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	47,697,713	24,819,032	44,736,029	24,596,881

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
In U.S. dollars in thousands (except share data)

					Deficit accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	Amount	Capital	compensation	stage	(deficiency)
Balance as of September 22, 2000 (date of inception)	-	-	-	-	-	-

Shares issued on September 22, 2000 for cash at $0.00188 per share	8,500,000	1	16	-	-	17
Shares issued on March 31, 2001 for cash at $0.0375 per share	1,600,000	*	60	-	-	60
Contribution of capital	-	-	8	-	-	8
Net loss	-	-	-	-	(17)	(17)

Balance as of March 31, 2001	10,100,000	1	84	-	(17)	68

Contribution of capital	-	-	11	-	-	11
Net loss	-	-	-	-	(26)	(26)

Balance as of March 31, 2002	10,100,000	1	95	-	(43)	53

Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(47)	(47)

Balance as of March 31, 2003	10,100,000	1	110	-	(90)	21

2-for-1 stock split	10,100,000	*	-	-	-	-
Shares issued on August 31, 2003 to purchase mineral option at $0.065 per share	100,000	*	6	-	-	6
Cancellation of shares granted to Company's President	(10,062,000)	*	* -	-	-	-
Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(73)	(73)

Balance as of March 31, 2004	10,238,000	1	131	-	(163)	(31)

Shares issued on June 24, 2004 for private placement at $0.01 per share, net of $25,000 issuance expenses	8,510,000	*	60	-	-	60
Contribution capital	-	-	7	-	-	7
Shares issued in 2004 for private placement at $0.75 per unit	1,894,808	*	1,418	-	-	1,418
Cancellation of shares granted to service providers	(1,800,000)	*		-	-	-
Deferred stock-based compensation related to options granted to employees	-	-	5,979	(5,979)	-	-
Amortization of deferred stock-based compensation related to shares and options granted to employees	-	-	-	584	-	584
Compensation related to shares and options granted to service providers	2,025,000	*	17,506	-	-	17,506
Net loss	-	-	-	-	(18,840)	(18,840)
Balance as of March 31, 2005	20,867,808	1	25,101	(5,395)	(19,003)	704

*    Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except share data)

					Deficit accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	Amount	Capital	compensation	stage	(deficiency)
Balance as of March 31, 2005	20,867,808	1	25,101	(5,395)	(19,003)	704

Shares issued on May 12, 2005 for private placement at $0.8 per share	186,875	*	149	-	-	149
Shares issued on July 27, 2005 for private placement at $0.6 per share	165,000	*	99	-	-	99
Shares issued on September 30, 2005 for private placement at $0.8 per share	312,500	*	225	-	-	225
Shares issued on December 7, 2005 for private placement at $0.8 per share	187,500	*	135	-	-	135
Forfeiture of options granted to employees	-	-	(3,363)	3,363	-	-
Deferred stock-based compensation related to shares and options granted to directors and employees	200,000	*	486	(486)	-	-
Amortization of deferred stock-based compensation related to options and shares granted to employees and directors	-	-	51	1,123	-	1,174
Stock-based compensation related to options and shares granted to service providers	934,904	*	662	-	-	662
Reclassification due to application of EITF 00-19	-	-	(7,906)			(7,906)
Beneficial conversion feature related to a convertible bridge loan	-	-	164	-	-	164
Net loss	-	-	-	-	(3,317)	(3,317)

Balance as of March 31, 2006	22,854,587	1	15,803	(1,395)	(22,320)	(7,911)

Elimination of deferred stock compensation due to implementation of SFAS 123(R)	-	-	(1,395)	1,395	-	-
Stock-based compensation related to shares and options granted to directors and employees)	200,000	*	1,168	-	-	1,168
Reclassification due to application of EITF 00-19	-	-	7,191	-	-	7,191
Stock-based compensation related to options and shares granted to service providers	1,147,225	*	453	-	-	453
Warrants issued to convertible note holder	-	-	11	-	-	11
Warrants issued to loan holder	-	-	110	-	-	110
Beneficial conversion feature related to convertible bridge loans	-	-	1,086	-	-	1,086
Net loss	-	-	-	-	(3,924)	(3,924)

Balance as of December 31, 2006	24,201,812	1	24,427	-	(26,244)	(1,816)

*    Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except share data)

			Additional
			paid-in		Deficit
			Capital and		accumulated	Total
			Subscription	Deferred	during the	stockholders'
	Common stock		of	stock-based	development	equity
	Number	Amount	shares	compensation	stage	(deficiency)
Balance as of December 31, 2006	24,201,812	1	24,427	-	(26,244)	(1,816)

Stock-based compensation related to options and shares granted to service providers	544,095	*	1,446	-	-	1,446
Warrants issued to convertible note holder	-	-	109	-	-	109
Stock-based compensation related to shares and options granted to directors and employees	200,000	*	1,232	-	-	1,232
Beneficial conversion feature related to convertible loans	-	-	407	-	-	407
Conversion of convertible loans	725,881	*	224	-	-	224
Exercise of warrants	3,832,621	*	214	-	-	214
Shares issued for private placement at $0.1818 per unit, net of finder's fee	11,500,000	1	1,999	-	-	2,000
Net loss	-	-	-	-	(6,244)	(6,244)

Balance as of December 31, 2007	41,004,409	2	30,058	-	(32,488)	(2,428)

Stock-based compensation related to options and stock granted to service providers	90,000	*	84	-	-	84
Stock-based compensation related to stock and options granted to directors and employees	-	*	349	-	-	349
Conversion of convertible loans	3,644,610	*	1,276	-	-	1,276
Exercise of warrants	900,000	*	-	-	-	-
Exercise of options	17,399	*	3	-	-	3
Subscription of shares			491	-	-	491
Shares issued for private placement at $0.1818 per unit, net of finder's fee	4,312,500		750	-	-	750
Net loss					(2,118)	(2,118)

Balance as of June 30, 2008 (unaudited)	49,968,918	2	33,011	-	(34,606)	(1,593)

*    Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. dollars in thousands

	Six months ended June 30,		Period from September 22, 2000 (inception date) through June 30,
	2008	2007	2008
	Unaudited		Unaudited
Cash flows from operating activities:
Net loss	$(2,118)	$(2,876)	$(34,606)
Less - loss for the period from discontinued operations	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	73	93	439
Erosion of restricted cash	(5)	-	(11)
Accrued severance pay, net	6	6	13
Accrued interest on loans	101	104	417
Amortization of discount on short-term loans	42	502	1,865
Change in fair value of options and warrants	-	-	(795)
Expenses related to shares and options granted to service providers	84	714	20,216
Amortization of deferred stock-based compensation related to options granted to employees and directors	349	530	4,507
Decrease (increase) in accounts receivable and prepaid expenses	69	(45)	(67)
Increase (decrease) in trade payables	(129)	(40)	709
Increase in other accounts payable and accrued expenses	385	460	1,430
Net cash used in continuing operating activities	(1,143)	(552)	(5,719)
Net cash used in discontinued operating activities	-	-	(23)
Total net cash used in operating activities	(1,143)	(552)	(5,742)

Cash flows from investing activities:
Purchase of property and equipment	(153)	(39)	(1,079)
Restricted cash	-	-	(29)
Investment in lease deposit	(4)	-	(13)

Net cash used in continuing investing activities	(157)	(39)	(1,121)
Net cash used in discontinued investing activities	-	-	(16)
Total net cash used in investing activities	(157)	(39)	(1,137)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,241	-	5,329
Proceeds from loans, notes and issuance of warrants net	-	535	2,061
Credit from the bank	27	-	26
Repayment of loans	-	-	(551)
Proceeds from exercise of warrants and options	3	-	28
Net cash provided by continuing financing activities	1,271	535	6,893
Net cash provided by discontinued financing activities	-	-	43
Total net cash provided by financing activities	1,271	535	6,936

Increase (decrease) in cash and cash equivalents	(29)	(56)	57
Cash and cash equivalents at the beginning of the period	86	60	-
Cash and cash equivalents at end of the period	57	$4	57

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:-	GENERAL

a.	Brainstorm Cell Therapeutics Inc. (formerly: Golden Hand Resources Inc.) ("the Company") was incorporated in the State of Washington on September 22, 2000.

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

Following the licensing agreement dated July 8, 2004, the management of the Company has decided to abandon all old activities related to the sale of the digital data recorder product. The discontinuation of this activity was accounted for under the provision of Statement of Financial Accounting Standards(”SFAS”) No  144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS No. 144”).

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

h.
Since its inception, the Company has devoted substantially most of its efforts to research and development, recruiting management and technical staff, acquiring assets and raising capital. In addition, the Company has not generated revenues. Accordingly, the Company is considered to be in the development stage, as defined in SFAS No. 7, "Accounting and reporting by development Stage Enterprises" ("SFAS No. 7").

As of June 30, 2008, the Company had an accumulated deficit of $34,606, working capital deficiency of $1,414, incurred net loss of $2,118 and negative cash flows from operating activities in the amount of $1,143 for the six months ended June 30, 2008. In addition, the Company has not yet generated any revenues.

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

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2007 are applied consistently in these financial statements.

NOTE 3:-	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its fully owned subsidiary as of June 30, 2008 and for the six months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

In addition, in the event that the "research period", as defined in the license agreement, is extended for an additional three year period in accordance with the terms of the license agreement, then the Company is obligated to make the following payments to Ramot during the first year of the extended research period:

Payment date	Amount
August 4, 2008	60
November 20, 2008	150
February 20, 2009	170

If the Company fails to make a payment to Ramot on any required payment date, and the Company does not cure the default within seven business days of notice of the default, all claims of Ramot against the Company, which were waived and released by the waiver and release, will be reinstated.

The company paid to Ramot the first three payments total of $400 but has not made yet the last two payments. As a result, the Company is in breach of the new agreement with Ramot and Ramot may terminate the research and license agreement. The Company is negotiating with Ramot to postpone the payments.

As of June 30, 2008 the Company's obligation to Ramot, is in the amount of $525.

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

b.	As of June 30, 2008, the Company had a total obligation of $154 for services rendered by the Consultants.

NOTE 6:-	SHORT-TERM LOANS

On April 13, 2008, the Company entered into a new agreement with a lender that amended and restated the previous agreement dated September 10,2007 pursuant to which the lender agreed to partially defer and partially convert to the Company’s common stock the payment of $1,250 owed by the Company to the lender based on the payment agreement between the two parties.

Pursuant to the new agreement, the Company agreed to issue 2,857,142 shares of common stock to the lender in lieu of the repayment of $1,000 of the Debt and to pay $250 of the Debt in accordance with the following schedule:

Payment Date	Amount
May 30, 2008	50
July 31, 2008	50
September 30, 2008	50
December 31, 2008	50
February 28, 2009	50

The May 30, 2008 payment was made on July 3, 2008. The Company has not made the July 31, 2008 payment.

In addition, on May 13, 2008 the Company issued 2,857,142 shares of common stock to the lender.

The lender agreed that upon payment of the foregoing amounts in accordance with the foregoing schedule and the receipt of the stock grant, all of the Company’s outstanding obligations owed to the lender under the notes will be satisfied in full. The lender also waived any breach or default that may have arisen prior to the date of the new agreement from the failure of the Company to make payments to the lender under any of the past agreements.

Since the outcome of the issuance of the shares was to relieve the debtor from its obligation , based on paragraph 16a of FASB No 140 “accounting for transfer and servicing of financial assets and extinguishment of liabilities “ the company derecognized the liability with the difference recognition in earning.

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

b.	Issuance of shares of common stock , warrants and options:

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

As of June 30, 2008, the investor completed payments of the first three installments and $491 of the fourth installment and the Company issued to the investor and its designee an aggregate of 15,125,000 shares of common stock and a warrant to purchase 10,083,333 shares of the company's common stock at an exercise price of $0.20 per share and a warrant to purchase 6,554,167 shares of common stock at an exercise price of $0.29 per share. The warrants may be exercised at any time and expire on November 5, 2011.

On August 13 the investor completed the payment of the fourth installment of $750 and the Company shall issue to the investor 4,125,000 shares of common stock, a warrant to purchase 3,529,166 shares of common stock at an exercise price of $0.29 per share and a warrant to purchase 1,083,334 shares of common stock at an exercise price of $0.36 per share. The warrants may be exercised at any time and expire on November 5, 2011.

In addition, the Company agreed to issue an aggregate of 1,250,000 shares of common stock to a related party as an introduction fee for the investment. The shares shall be issued pro rata to the funds received from the investor.

As of June 30, 2008, 687,500 shares of common stock had been issued as an introduction fee.

2.	Share-based compensation to employees and directors

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

On June 5, 2008, the Company's stockholders approved to amend and restate the Company’s 2004 Global Share Option Plan and 2005 U.S. Stock Option and Incentive Plan to increase the number of shares of common stock available for issuance in the aggregate under these stock option plans by 5,000,000 shares.

As of June 30, 2008, 5,151,684 share of common stock are available for future option grants.

On May 27, 2005, the Company granted to one of its directors an option to purchase 100,000 shares of its common stock, at an exercise price of $0.75 per share. The option is fully vested and is exercisable for a period of 10 years.

On February 6, 2006, the Company entered into an amendment to the Company's option agreement with Mr. David Stolick, the Company's Chief Financial Officer. The amendment changes the exercise price of the option to purchase 400,000 shares of common stock granted to him on February 13, 2005 to $0.15 per share from $0.75 per share.

NOTE 7:-	CAPITAL STOCK (Cont.)

On May 2, 2006, the Company granted to one of its directors an option to purchase 100,000 shares of its common stock, at an exercise price of $0.15 per share. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the option, in the amount of $48 was recorded as general and administrative expenses

On June 22, 2006, the Company entered into an amendment to the Company's option agreement with two of its employees. The amendment changes the exercise price of option to purchase 270,000 shares of common stock granted to them to $0.15 per share from $0.75 per share. The excess of the fair value resulting from the modification amounts to $2 is recorded as general and administration expense over the remaining vesting period of the option.

On September 17, 2006, the Company entered into an amendment to the Company's option agreement with one of its directors. The amendment changes the exercise price of an option to purchase 100,000 shares of common stock granted to her to $0.15 per share from $0.75 per share.

On March 21, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of its common stock, at an exercise price of $0.15 per share. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the options in the amount of $43 was recorded as general and administrative expenses.

On July 1, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of its common stock, at an exercise price of $0.15 per share. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the option in the amount of $38 was recorded as general and administrative expenses. On October 22, 2007 the Company and the director agreed to cancel and relinquish the option which was granted on July 1 ,2007

On July 16, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of its common stock, at an exercise price of $0.15 per share. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the option in the amount of $75 was recorded as general and administrative expenses.

On August 27, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of its common stock, at an exercise price of $0.15 per share. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the option in the amount of $84 was recorded as general and administrative expenses.

NOTE 7:-	CAPITAL STOCK (Cont.)

On October 23, 2007, the Company granted to its CEO an option to purchase 1,000,000 shares of common stock at an exercise price of $0.87 per share. The option vests with respect to 1/6 of the option on each six month anniversary and expires after 10 years. The total compensation related to the option is $733, which is amortized over the vesting period as a general and administrative expense. An amount of $167 was recorded as general and administrative expense from the grant date until June 30, 2008.

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	Six months ended June 30, 2008
	Amount of options	Weighted average exercise price
		$
Outstanding at beginning of the period	5,280,760	$0.372
Granted	170,000	0.49
Exercised	(17,399)	0.15

Outstanding at end of period	5,433,361	$0.377

Vested and expected-to-vest options at end of the period	3,604,066	$0.241

Compensation expenses recorded by the Company in respect to its stock based employee and directors' compensation award in accordance with SFAS-123(R) for the six months ended June 30, 2008, amounted to $349.

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

On May 2, 2006, the Company issued to two of its directors 200,000 restricted shares of common stock (100,000 each). The restricted shares are subject to the Company's right to repurchase them at a purchase price of par value ($0.00005). The restrictions on the shares shall lapse in three annual and equal portions commencing with the grant date. The compensation related to the sharess issued amounted to $104, which will be amortized over the vesting period as general and administrative expenses.

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

3.	Shares of common stock and warrants to service providers and investors:

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

NOTE 7:-	CAPITAL STOCK (Cont.)

a)	Warrants:

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise price	Warrants exercisable	Exercisable through
November 2004	12,800,845	2,181,925		10,618,920	$0.01	10,618,920	November 2012
December 2004	1,800,000	1,800,000		-	$0.00005	—	-

	14,600,845	3,981,925		10,618,920		10,618,920

February 2005	1,894,808		1,894,808	-	$2.5	-
May 2005	47,500			47,500	$1.62	47,500	May 2010
June 2005	30,000			30,000	$0.75	30,000	June 2010
August 2005	70,000			70,000	$0.15	70,000	August 2008
September 2005	3,000	3,000		-	$0.15	-	-
September 2005	36,000			36,000	$0.75	33,000	September 2010
September-December 2005	500,000			500,000	$1	500,000	September - December 2008
December 2005	20,000	20,000		-	$0.15	-	-
December 2005	457,163			457,163	$0.15	380,969	July 2010

	17,659,316	4,004,925	1,894,808	11,759,583		11,680,389

February 2006	230,000			230,000	$0.65	153,333	February 2016
February 2006	40,000			40,000	$1.5	40,000	February 2011
February 2006	8,000			8,000	$0.15	8,000	February 2011
February 2006	189,000	97,696	91,304	-	$0. 5	-	-
May 2006	50,000			50,000	$0.0005	50,000	May 2016
May -December 2006	48,000			48,000	$0.35	48,000	May - December 2011
May -December 2006	48,000			48,000	$0.75	48,000	May - December 2011
May 2006	200,000			200,000	$1	200,000	May 2011
June 2006	24,000			24,000	$0.15	24,000	June 2011
May 2006	19,355			19,355	$0.15	19,355	May 2011
October 2006	630,000	630,000		-	$0.3	-	-
December 2006	200,000			200,000	$0.45	200,000	December 2008

	19,345,671	4,732,621	1,986,112	12,626,938		12,471,077

March 2007	200,000			200,000	$0.47	200,000	March 2012
March 2007	500,000			500,000	$0.47	208,333	March 2017
March 2007	50,000			50,000	$0.15	50,000	March 2010
March 2007	15,000			15,000	$0.15	15,000	February 2012
February 2007	50,000			50,000	$0.45	50,000	February 2009
March 2007	225,000			225,000	$0.45	225,000	March 2009
March 2007	50,000			50,000	$0.45	50,000	March 2010
April 2007	33,300			33,300	$0.45	33,300	April 2009
May 2007	250,000		250,000	-	$0.45	-	-
July 2007	500,000			500,000	$0.39	152,778	July 2017
September 2007	500,000			500,000	$0.15	375,000	August 2017
August 2007	7,562,500			7,562,500	$0.2	7,562,500	November 2011
July 2007	30,000			30,000	$0.45	30,000	July 2009
July 2007	100,000			100,000	$0.45	100,000	July 2010
October 2007	200,000			200,000	$0.15	100,000	August - October 2017
November 2007	2,520,833			2,520,833	$0.20	2,520,833	November 2011
November 2007	2,016,667			2,016,667	$0.29	2,016,667	November 2011
April 2008	4,537,500			4,537,500	$0.29	4,537,500	November 2011

	38,686,471	4,732,621	2,236,112	31,717,738		30,697,988

NOTE 7:-	CAPITAL STOCK (Cont.)

b)	Shares of common stock:

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

In March and April 2005, the Company signed an agreement with four members of its Scientific Advisory Board according to which the Company issued to the members of the Scientific Advisory Board 400,000 shares of restricted stock at a purchase price of $0.00005 per share under the U.S. Stock Option and Incentive Plan (100,000 each). The restricted shares will be subject to the Company's right to repurchase them if the grantees cease to be members of the Company's Scientific Advisory Board for any reason. The restrictions on the shares shall lapse in three annual and equal portions commencing with the grant date.

NOTE 7:-	CAPITAL STOCK (Cont.)

In July 2005, the Company issued 50,000 shares of common stock to its legal advisors for legal services for 12 months. The compensation related to the shares in the amount of $38 was recorded as general and administrative expenses.

In January 2006, the Company issued 350,000 restricted shares of common stock to two service providers at a purchase price of $0.00005 per share under the U.S Stock Option and Incentive Plan of the Company. The restricted shares are subject to the Company's right to repurchase them within 12 months of the grant date as follows: (i) in the event that the service providers breach their obligations under the agreement, the Company shall have the right to repurchase the restricted shares at a purchase price equal to the par value; and (ii) in the event that the service providers have not breached their obligations under the service agreements the Company shall have the right to repurchase the restricted shares at a purchase price equal to the fair market value of the restricted shares. The compensation related to the restricted shares in the amount of $23 was recorded as general and administrative expenses.

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

NOTE 7:-	CAPITAL STOCK (Cont.)

On September 17, 2006, the Company issued to its legal advisor 231,851 shares of the Company's common stock. The shares are for the $63 payable to the legal advisor.

On April 1 and March 31, 2006, the Company issued to its business development advisor, based on an agreement with such advisor, 240,000 shares of the Company's common stock. Related compensation in the amount of $74 was recorded as general and administrative expenses.

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

On May 18, 2007, the Company issued to its legal advisor 99,257 shares of the Company's common stock. The stocks are for the $33 payable to the legal advisor. Related compensation in the amount of $33 was recorded as general and administrative expenses

On May 28, 2007, the Company issued 210,812 shares of the Company's common stock to a shareholder pursuant to conversion request of the entire accrued principal and interest amount of a $50 Convertible Promissory Note issued to such shareholder on February 5, 2007.

On June 27, 2007, the Company issued 225,346 shares of the Company's common stock to an investor pursuant to conversion request of the entire accrued principal and interest amount of a $50 Convertible Promissory Note issued to such investor on March 14, 2007.

On September 5, 2007, the Company issued 289,722 shares of the Company’s common stock to an investor pursuant to conversion request of the entire accrued principal and interest amount of a $100 Convertible Promissory Note issued to such investor on July 3, 2007.

On October 29, 2007, the Company issued to a scientific advisory board member 80,000 shares of the company’s common stock for scientific services. Compensation of $67 was recorded as research and development expense.

NOTE 7:-	CAPITAL STOCK (Cont.)

On February 18, 2008, the Company issued 75,937 shares of the Company’s common stock to an investor pursuant to conversion request of the entire accrued principal and interest amount of a $27 Convertible Promissory Note issued to such investor on April 10, 2007.

On February 21, 2008, the Company issued 619,523 shares of the Company’s common stock to an investor pursuant to conversion request of the entire accrued principal and interest amount of a $217 Convertible Promissory Note issued to such investor on December 12, 2006.

On May 13, 2008, the Company issued 2,857,142 shares of the Company’s common stock to an investor pursuant to a payments and conversion agreement of the investor’s loans to the company (see note 6).

On May 20, 2008, the Company issued to its finance advisor 90,000 shares of the Company's common stock. The shares are for $35 payable to the finance advisor for introduction fee of past convertible loans. Related compensation in the amount of $36 was recorded as finance expenses.

On June 5, 2008, the Company issued 92,008 shares of the Company’s common stock to an investor pursuant to conversion request of the entire accrued principal and interest amount of a $32 Convertible Promissory Note issued to such investor on July 3, 2007.

A summary of the Company's stock award activity related to shares issued to service providers, and related information is as follows:

	Six months ended June 30, 2008
	Amount of shares	Weighted average issue price
		$
Outstanding at beginning of the period	2,851,224	0.86
Issued	90,000	0.40

Outstanding at end of the period	2,941,224	0.85

c.
Stock-based compensation recorded by the Company in respect of shares of common stock and warrants granted to service providers amounted to $64 for the six months ended June 30, 2008.

The total stock-based compensation expense, related to shares, options and warrants granted to employees and service providers, was comprised, at each period, as follows:

	Six months ended June 30,		Period from September 22, 2000 (inception date) through June 30,
	2008	2007	2008
	Unaudited	Unaudited
Research and development	105	378	16,511
General and administrative	273	866	7,347
Financial expenses	36	20	56
Total stock-based compensation expense	414	1,264	23,914

NOTE 8 - Subsequent events

On August 13 the investor completed a payment of the fourth installment of $750 as part of private placement ( see note 7(b)(1)(f)).

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

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until June 30, 2008, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2012. In addition, the Company has incurred operating costs and expenses of approximately $1,896,000 during the six months ending June 30, 2008, and approximately $31,821,000 for the period from inception (September 22, 2000) until June 30, 2008. Operating expenses incurred since inception were approximately $11,083,000 for general and administrative expenses and $20,738,000 for research and development costs.

Research and Development, net:

Research and development expenses for the six months ended June 30, 2008 and 2007 were $873,000 and $996,000, respectively, which includes stock-based compensation expense in each of the six month periods. Stock-based compensation decreased by $273,000 to $105,000 for the six months ended June 30, 2008 from $378,000 for the six months ended June 30, 2007. In addition, the Company grant from The Office of the Chief Scientist increased by $238,000 to $295,000 for the six months ended June 30, 2008 from $57,000 for the six months ended June 30, 2007.

Research and development expenses for the three months ended June 30, 2008 and 2007 were $283,000 and $406,000, respectively, which includes stock-based compensation expense in each of the three month periods. Stock-based compensation decreased by $66,000 to $60,000 for the three months ended June 30, 2008 from $126,000 for the three months ended June 30, 2007. In addition, the Company grant from The Office of the Chief Scientist increased by $231,000 to $288,000 for the three months ended June 30, 2008 from $57,000 for the three months ended June 30, 2007.

Therefore, although there was a decrease in research and development, net expenses for each of the three and six month periods ended June 30, 2008 from the research and development expenses, net for each of the three and six month periods ended June 30, 2007, research and development expenses, excluding stock-based compensation expenses, and participation from The Office of the Chief Scientist have increased. The increase in research and development expenses is primarily due to an increase in salary expenses as we have a greater number of employees and subcontractors due in part to the Cooperative Research Agreement with Rutgers University and in part on an expansion of our research activities, including operating our new animal house.

General and Administrative

General and administrative expenses for the six months ended June 30, 2008 and 2007 were $1,023,000 and $1,205,000, respectively. General and administrative expenses for the six months ended June 30, 2008 consisted of $273,000 in stock-based compensation expenses and $750,000 in salary, legal, audit, public and investor relations and other expenses. General and administrative expenses for the six months ended June 30, 2007 consisted of $866,000 in stock-based compensation expenses and $339,000 in other expenses.

General and administrative expenses for the three months ended June 30, 2008 and 2007 were $479,000 and $457,000, respectively. General and administrative expenses for the three months ended June 30, 2008 consisted of $68,000 in stock-based compensation expenses and $411,000 in salary, legal, audit, public and investor relations and other expenses. General and administrative expenses for the three months ended June 30, 2007 consisted of $280,000 in stock-based compensation expenses and $177,000 in other expenses.

General and administrative expenses, excluding stock-based compensation expenses, have increased primarily due to (i) an increase in salary expenses as we have a greater number of employees and consultants and (ii) an increase in our legal and public relations expenses.

Financial Expenses

Financial expenses decreased by $442,000 to $222,000 for the six months ended June 30, 2008 from $667,000 for the six months ended June 30, 2007. Financial expenses decreased by $190,000 to $94,000 for the three months ended June 30, 2008 from $284,000 for the three months ended June 30, 2007.
The decrease in financial expenses for both the three and six month period ended June 30, 2008 is primarily attributable to a decrease in amortization of discount on short-term convertible loans.

Net Loss

Net loss for the six and three months ended June 30, 2008 was $2,118,000 and $856,000, respectively, as compared to a net loss of $2,876,000 and $1,153,000 for the six and three months ended June 30, 2007. Net loss per share for the six and three months ended June 30, 2008 was $0.05 and $0.02, respectively, as compared to a net loss per share of $0.12 and $0.04 for the six and three months ended June 30, 2007. The decrease in the net loss is mainly due to a decrease in stock-based compensation expenses and a decrease in amortization of discount on short-term convertible loans. The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the six and three months ended June 30, 2008 was 44,736,029, and 47,697,713, respectively, compared to 24,596,881 and 24,819,032 for the six and three months ended June 30, 2007. This increase was due to (i) the issuance of shares in a private placement, (ii) the conversion of convertible loans, (iii) the exercise of warrants and (iv) the issuance of shares to service providers.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common stock and the issuance of convertible promissory notes. At June 30, 2008, we had $165,000 in total current assets and $2,579,000 in total current liabilities.

Net cash used in operating activities was $1,143,000 for the six months ended June 30, 2008. Cash used for operating activities in the six months ended June 30, 2008 was primarily for payment of salaries and fees to our employees, consultants, subcontractors and services providers and purchase of laboratory materials.

Net cash used in investing activities was $157,000 for the six months ended June 30, 2008. Cash used for investing activities in the six months ended June 30, 2008 was primarily for building the animal house.

Net cash provided by financing activities was $1,271,000 for the six months ended June 30, 2008 and is primarily attributable to funds received from ACCBT (defined below) under the Subscription Agreement (defined below).

We have a licensing agreement with Ramot under which we owe approximately $95,000 per quarter. In addition, we have an agreement with a lender under which we must pay $60,000 over the next six months.

Our other material cash needs for the next 12 months will include payment of employee salaries, payments for clinical trials in ALS and animal experiments, lease payments, payments to Ramot, payments with respect to patents, payment of construction fees for facilities to be used in our research and development, payment of fees to our consultants and legal advisors and capital equipment expenses.

On July 2, 2007, we entered into a subscription agreement (the “Subscription Agreement”) with ACCBT Corp. (“ACCBT”), pursuant to which we agreed to sell and issue (i) up to 27,500,000 shares of our common stock for an aggregate subscription price of up to $5.0 million, and (ii) for no additional consideration, warrants to purchase up to 30,250,000 shares of our common stock. Subject to certain closing conditions, separate closings of the purchase and sale of the shares and the warrants are scheduled to take place from August 30, 2007 through November 15, 2008. To date, we have received an aggregate of $3.5 million from ACCBT.

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

the time and costs required to gain regulatory approvals;

the terms and timing of any collaborative, licensing and other arrangements that we may establish;

the costs of filing, prosecuting, defending and enforcing patents, patent applications, patent claims, trademarks and other intellectual property rights;

the effect of competition and market developments; and

Future pre-clinical and clinical trial results.

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

There were no significant changes to our critical accounting policies during the quarter ended June 30, 2008. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

Internal Control Over Financial Reporting

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, which continued to exist as of June 30, 2008:

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

Changes in Internal Control Over Financial Reporting

Other than as described above, no changes in our internal controls over financial reporting were identified during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting other than those remedial actions disclosed above.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

On April 17, 2008, Chapman, Spira & Carson, LLC (“CSC”), filed a breach of contract complaint in the Supreme Court of the State of New York (the “Court”) against the Company. The complaint alleges that CSC performed its obligations to the Company under a consulting agreement entered into between the parties and that the Company failed to provide CSC with the compensation outlined in the consulting agreement. The complaint seeks compensatory damages in an amount up to approximately $896,667, as well as costs and attorneys’ fees. On June 5, 2008, the Company filed an answer with the Court. We intend to vigorously defend our actions. We cannot predict the scope, timing or outcome of this matter. We cannot predict what impact, if any, this matter may have on our business, financial condition, results of operations and cash flow.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factor discussed below and the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The risk factor below was disclosed in our Annual Report on Form 10-KSB and is being updated as set forth below.

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

On August 1, 2007, we obtained a waiver and release from Ramot pursuant to which Ramot agreed to an amended payment schedule regarding our payment obligations under the Amended Agreement and waived all claims against us resulting from our previous breaches and non-payment under the original license agreement. The payments described in the waiver and release cover all of our payment obligations (including interest) that were past due and not yet due pursuant to the original license agreement. To date, we have not yet made the May 2008 payment of $150,000 or the August 2008 payment of $90,000 to Ramot. We are negotiating an agreement with Ramot to postpone this payment. If we fail to negotiate an agreement with Ramot or if we fail to pay the amounts owed to Ramot in accordance with the new payment schedule, Ramot may have the right to terminate the license and all claims waived by Ramot pursuant to the waiver and release may be reinstated. If Ramot elects to terminate our license, we would need to change our business strategy and we may be forced to cease our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 20, 2008, the Company issued 90,000 shares of it common stock to Falmouth International Investment, designee of Tayside LTD., in full satisfaction of $35,000 of debt owed by the Company to Tayside LTD.

On May 20, 2008, the Company issued the following number of shares to the following entities, designees of Tayside Trading, Ltd., to satisfy part of the 1,250,000 share introduction fee owed by the Company to Tayside Trading, Ltd.: (i) 80,000 shares of its common stock to Tayside LTD; (ii) 30,000 shares of its common stock to Yoel Eliyau; (iii) 52,500 shares of its common stock to Congregation Kiruv Krovim; (iv) 15,000 shares of its common stock to Dr. Yitzchak Goldsmith; and (v) 10,000 shares of its common stock to Falmouth International Investment.

On June 5, 2008, upon receipt of written notice of Shia Rabinovich’s election to convert all of the outstanding principal and interest of a $30,000 Convertible Promissory Note, dated as of July 3, 2007, issued by the Company to Shia Rabinovich into shares of common stock of the Company, the Company issued 92,008 shares of its common stock to Shia Rabinovich. The conversion price was $0.35 per share.

The issuance of the shares of common stock described above was effected without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

Item 4. Submission of Matters to a Vote of Security Holders.

At the 2008 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) on June 5, 2008, the following matters were acted upon by the stockholders of the Company:

1.	The election of four directors until the next annual meeting of stockholders;

2.
The amendment and restatement of the Company’s 2004 Global Share Option Plan and 2005 U.S. Stock Option and Incentive Plan to increase the number of shares of common stock available for issuance thereunder by 5,000,000 shares; and

3.	The ratification of the appointment of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu, as the Company’s independent registered public accounting firm for the current fiscal year.

The number of shares of common stock issued, outstanding and eligible to vote at the Annual Meeting as of the record date of April 10, 2008 was 44,617,268. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	VOTES FOR	VOTES WITHHELD	VOTES AGAINST	ABSTENTIONS	BROKER NON- VOTES
1. Election of four directors:
Dr. Irit Arbel	30,248,125	66,653	N/A	N/A	N/A
Dr. Jonathon C. Javitt	30,249,375	65,403	N/A	N/A	N/A
Moshe Lion	30,248,875	65,903	N/A	N/A	N/A
Dr. Robert Shorr	30,249,575	65,203	N/A	N/A	N/A
2. Amendment of 2004 Global Share Option Plan and 2005 U.S. Stock Option and Incentive Plan	23,620,861	N/A	165,425	8,059	6,520,433

3. Ratification of Brightman Almagor & Co.	30,303,493	N/A	4,300	6,984	N/A

Item 5. Other Information.

During the quarter ended June 30, 2008, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

August 13, 2008	By:	/s/ Rami Efrati
Name: Rami Efrati Title: Chief Executive Officer (Principal Executive Officer)

August 13, 2008	By:	/s/ David Stolick
Name: David Stolick Title: Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.