Form 10-Q
period 2008-09-30
BRAINSTORM CELL THERAPEUTICS INC
filed 2008-11-19
CIK 1137883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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
Yes ☐ No ☒

As of November 3, 2008, the number of shares outstanding of the registrant’s common stock, $0.00005 par value per share, was 55,241,418

TABLE OF CONTENTS

Page Number
PART I

Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4T. Controls and Procedures	26

PART II
27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	28
Item 5. Other Information	28
Item 6. Exhibits	28

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this Quarterly Report on Form 10-Q, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

IN U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Consolidated Balance Sheets	2

Consolidated Statements of Operations	3

Statements of Changes in Stockholders' Equity (Deficiency)	4 - 6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	7 - 20

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED BALANCE SHEETS
In U.S. dollars in thousands (except share and per share data)

	September 30,	December 31,
	2 0 0 8	2 0 0 7
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21	$86
Restricted cash	40	35
Other receivable and prepaid expenses	87	137
Total current assets	148	258

LONG-TERM INVESTMENTS:
Prepaid expenses	12	9
Severance pay fund	109	75
Total Long-term investments	121	84

PROPERTY AND EQUIPMENT, NET	783	739

Deferred Charges	-	2
Total assets	1,052	1,083

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Short term credit from bank	95	-
Trade payables	737	838
Other accounts payable and accrued expenses	1,505	1,049
Short-term convertible loans	169	396
Short-term loan	197	945
Total current liabilities	2,703	3,228

LONG TERM CONVERTIBLE LOANS	-	200

ACCRUED SEVERANCE PAY	136	83
Total liabilities	2,839	3,511

STOCKHOLDERS' DEFICIENCY:
Stock capital: (Note 7)
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at September 30, 2008 and December 31, 2007; Issued and outstanding: 55,241,418 and 41,004,409 shares at September 30, 2008 and December 31, 2007, respectively	3	2
Subscription on account of shares	133	-
Additional paid-in capital	33,411	30,058
Deficit accumulated during the development stage	(35,334)	(32,488)
Total stockholders' deficiency	(1,787)	(2,428)

Total liabilities and stockholders' deficiency	$1,052	$1,083

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
In U.S. dollars in thousands (except share data)

	Three months ended September 30,		Nine months ended September 30,		Period from September 22, 2000 (inception date) through September 30,
	2 0 0 8	2 0 0 7	2 0 0 8	2 0 0 7	2 0 0 8
	Unaudited		Unaudited		Unaudited
Operating costs and expenses:
Research and development	$455	$524	$1,623	$1,520	$21,828
Less- participation by the Office of the Chief scientist	163	198	458	198	798

Research and development, net	292	326	1,165	1,322	21,030
General and administrative	405	865	1,428	2,070	11,488

Totaloperating costs and expenses	697	1,191	2,593	3,392	32,518

Financial expenses, net	31	266	253	930	2,599

	728	1,457	2,846	4,322	35,117
Taxes on income	-	5	-	16	53

Loss from continuing operations	728	1,462	2,846	4,338	35,170
Net loss from discontinued operations	-	-	-	-	164

Net loss	$728	$1,462	$2,846	$4,338	$35,334

Basic and diluted net loss per share from continuing operations	0.01	0.05	0.06	0.16
Weighted average number of shares outstanding used in computing basic and diluted net loss per share	51,354,951	29,868,357	46,958,440	26,373,349

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
In U.S. dollars in thousands (except share data)

					Deficit accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)
Balance as of September 22, 2000 (date of inception)	-	-	-	-	-	-

Stock issued on September 22, 2000 for cash at $0.00188 per share	8,500,000	$1	$16	$-	$-	$17
Stock issued on March 31, 2001 for cash at $0.0375 per share	1,600,000	(*) -	60	-	-	60
Contribution of capital	-	-	8	-	-	8
Net loss	-	-	-	-	(17)	(17)

Balance as of March 31, 2001	10,100,000	1	84	-	(17)	68

Contribution of capital	-	-	11	-	-	11
Net loss	-	-	-	-	(26)	(26)

Balance as of March 31, 2002	10,100,000	1	95	-	(43)	53

Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(47)	(47)

Balance as of March 31, 2003	10,100,000	1	110	-	(90)	21

2-for-1 stock split	10,100,000	(*)-	-	-	-	-
Stock issued on August 31, 2003 to purchase mineral option at $0.065 per share	100,000	(*)-	6	-	-	6
Cancellation of shares granted to Company's President	(10,062,000)	(*)-	(*) -	-	-	-
Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(73)	(73)

Balance as of March 31, 2004	10,238,000	1	131	-	(163)	(31)

Stock issued on June 24, 2004 for private placement at $0.01 per share, net of $25,000 issuance expenses	8,510,000	(*)-	60	-	-	60
Contribution capital	-	-	7	-	-	7
Stock issued in 2004 for private placement at $0.75 per unit	1,894,808	(*)-	1,418	-	-	1,418
Cancellation of shares granted to service providers	(1,800,000)	(*)-		-	-	-
Deferred stock-based compensation related to options granted to employees	-	-	5,979	(5,979)	-	-
Amortization of deferred stock-based compensation related to shares and options granted to employees	-	-	-	584	-	584
Compensation related to shares and options granted to service providers	2,025,000	(*)-	17,506	-	-	17,506
Net loss	-	-	-	-	(18,840)	(18,840)
Balance as of March 31, 2005	20,867,808	$1	$25,101	$(5,395)	$(19,003)	$704

 (*) Represents an amount less than $1.
The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except share data)

					Deficit accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	capital	compensation	stage	(deficiency)	(deficiency)

Balance as of March 31, 2005	20,867,808	$1	$25,101	$(5,395)	$(19,003)	$704

Stock issued on May 12, 2005 for private placement at $0.8 per share	186,875	(*) -	149	-	-	149
Stock issued on July 27, 2005 for private placement at $0.6 per share	165,000	(*) -	99	-	-	99
Stock issued on September 30, 2005 for private placement at $0.8 per share	312,500	(*) -	225	-	-	225
Stock issued on December 7, 2005 for private placement at $0.8 per share	187,500	(*) -	135	-	-	135
Forfeiture of options granted to employees	-	-	(3,363)	3,363	-	-
Deferred stock-based compensation related to shares and options granted to directors and employees	200,000	(*) -	486	(486)	-	-
Amortization of deferred stock-based compensation related to options and shares granted to employees and directors	-	-	51	1,123	-	1,174
Stock-based compensation related to options and shares granted to service providers	934,904	(*) -	662	-	-	662
Reclassification due to application of EITF 00-19	-	-	(7,906)			(7,906)
Beneficial conversion feature related to a convertible bridge loan	-	-	164	-	-	164
Net loss	-	-	-	-	(3,317)	(3,317)

Balance as of March 31, 2006	22,854,587	1	15,803	(1,395)	(22,320)	(7,911)

Elimination of deferred stock compensation due to implementation of SFAS 123(R)	-	-	(1,395)	1,395	-	-
Stock-based compensation related to shares and options granted to directors and employees	200,000	-	1,168	-	-	1,168
Reclassification due to application of EITF 00-19	-	-	7,191	-	-	7,191
Stock-based compensation related to options and shares granted to service providers	1,147,225	(*) -	453	-	-	453
Warrants issued to convertible note holder	-	-	11	-	-	11
Warrants issued to loan holder	-	-	110	-	-	110
Beneficial conversion feature related to convertible bridge loans	-	-	1,086	-	-	1,086
Net loss	-	-	-	-	(3,924)	(3,924)

Balance as of December 31, 2006	24,201,812	$1	$24,427	$-	$(26,244)	$(1,816)

(*) Represents an amount less than $1 .
The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except share data)

					Deficit accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	Amount	Capital and subscription of shares	compensation	stage	(deficiency)

Balance as of December 31, 2006	24,201,812	$1	$24,427	$-	$(26,244)	$(1,816)

Stock-based compensation related to options and shares granted to service providers	544,095	(*) -	1,446	-	-	1,446
Warrants issued to convertible note holder	-	-	109	-	-	109
Stock-based compensation related to shares and options granted to directors and employees	200,000	(*) -	1,232	-	-	1,232
Beneficial conversion feature related to convertible loans	-	-	407	-	-	407
Conversion of convertible loans	725,881	(*) -	224	-	-	224
Exercise of warrants	3,832,621	(*) -	214	-	-	214
Stock issued for private placement at $0.1818 per unit, net of finder's fee	11,500,000	1	1,999	-	-	2,000
Net loss	-	-	-	-	(6,244)	(6,244)

Balance as of December 31, 2007	41,004,409	2	30,058	-	(32,488)	(2,428)

Stock-based compensation related to options and stock granted to service providers	90,000	-	97	-		97
Stock-based compensation related to stock and options granted to directors and employees	-	-	478	-		478
Beneficial conversion feature related to convertible bridge loans	-	-	-	-
Conversion of convertible loans	3,644,610	(*)-	1,276	-		1,276
Exercise of warrants	1,860,000	(*)-
Exercise of options	17,399	(*)-	3	-		3
Stock issued for private placement at $0.1818 per unit, net of finder's fee	8,625,000	1	1,499			1,500
Subscription of shares	-	-	133	-		133
Net loss					(2,846)	(2,846)

Balance as of September 30, 2008 (unaudited)	55,241,418	$3	$33,544	$-	$(35,334)	$(1,787)

(*) Represents an amount less than $1.
The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. dollars in thousands

	Nine months ended September 30,		Period from September 22, 2000 (inception date) through September 30,
	2 0 0 8	2 0 0 7	2 0 0 8
	Unaudited		Unaudited

Cash flows from operating activities:

Net loss	$(2,846)	$(4,338)	$(35,334)
Less - loss for the period from discontinued operations	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization of deferred charges	113	126	479
Erosion of restricted cash	(5)	(2)	(11)
Accrued severance pay, net	20	7	27
Accrued interest on loans	108	(101)	424
Amortization of discount on short-term loans	42	670	1,865
Change in fair value of options and warrants	-	-	(795)
Expenses related to stocks and options granted to service providers	97	1,047	20,229
Amortization of deferred stock-based compensation related to options granted to employees and directors	478	970	4,636
Increase (decrease) in accounts receivable and prepaid expenses	49	(33)	(87)
Increase (decrease) in trade payables	(101)	(226)	737
Increase in other accounts payable and accrued expenses	456	379	1,500
Net cash used in continuing operating activities	(1,589)	(1,501)	(6,166)
Net cash used in discontinued operating activities	-	-	(23)
Total net cash used in operating activities	(1,589)	(1,501)	(6,189)

Cash flows from investing activities:
Purchase of property and equipment	(154)	(129)	(1,080)
Restricted cash	(4)	-	(29)
Investment in lease deposit	-	(4)	(12)

Net cash used in continuing investing activities	(158)	(133)	(1,121)
Net cash used in discontinued investing activities	-	-	(16)
Total net cash used in investing activities	(158)	(133)	(1,137)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,634	1,250	5,721
Proceeds from loans, notes and issuance of warrants net	-	673	2,061
Credit from the bank	95	-	95
Repayment of loans	(50)	(133)	(601)
Proceeds from exercise of warrants and options	3	25	28
Net cash provided by continuing financing activities	1,682	1,815	7,304
Net cash provided by discontinued financing activities	-	-	43
Total net cash provided by financing activities	1,682	1,815	7,347

Increase (decrease) in cash and cash equivalents	(65)	181	21
Cash and cash equivalents at the beginning of the period	86	60	-

Cash and cash equivalents at end of the period	$21	$241	$21

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 1 -	GENERAL

a.	Brainstorm Cell Therapeutics Inc. (formerly: Golden Hand Resources Inc.) ("the Company") was incorporated in the State of Washington on September 22, 2000.

b.
On May 21, 2004, the former major stockholders of the Company entered into a purchase agreement with a group of private investors, who purchased from the former major stockholders 6,880,000 shares of the then issued and outstanding 10,238,000 shares of the Company's common stock.

c.
On July 8, 2004, the Company entered into a licensing agreement with Ramot of Tel Aviv University Ltd. ("Ramot"), an Israeli corporation, to acquire certain stem cell technology (see Note 4 to the financial statements as of December 31, 2007). Subsequent to this agreement, the Company decided to focus on the development of novel cell therapies for neurodegenerative diseases, particularly, Parkinson's disease, based on the acquired technology and research to be conducted and funded by the Company.

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

e.	On October 25, 2004, the Company formed a wholly-owned subsidiary in Israel, Brainstorm Cell Therapeutics Ltd. ("BCT").

f.	On November, 2006, the Company changed its state of incorporation from Washington to Delaware.

g.	On September 17, 2006, the Company's Board determined to change the Company's fiscal year-end from March 31 to December 31.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 1 -	GENERAL (Cont.)

As reflected in the accompanying financial statements, the Company’s operations for the three months ended on September 30, 2008, resulted in a net loss of $ 728,000 and the Company’s balance sheet reflects a net stockholders’ deficiency of $4,043,000. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital. Management’s plans in this regard include, among others, raising additional cash from current and potential stockholders and lenders.

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2007, are applied consistently in these financial statements.

NOTE 3 -	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its fully owned subsidiary as of September 30, 2008 and for the three months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

NOTE 4 -	RESEARCH AND LICENSE AGREEMENT

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 4 -	RESEARCH AND LICENSE AGREEMENT (Cont.)

Payment date	Amount

September 5, 2007	100
November 20, 2007	150
February 20, 2008	150
May 20, 2008	150
August 4, 2008	90

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

The company paid to Ramot the first three payments total of $400 but has not made yet the last two payments . As a result, the Company is in breach of the new agreement with Ramot and Ramot may terminate the research and license agreement. The Company is negotiating with Ramot to postpone the payments.

As of September 30, 2008 the company’s obligation to Ramot is in the amount of $ 600.

NOTE 5 -	CONSULTING AGREEMENTS

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

b.	As of September 30, 2008, the Company had a total obligation of $190 for services rendered by the Consultants.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 6 -	SHORT-TERM LOANS

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

The Company paid the May 30, 2008 amounts. The Company has not made the July 31, 2008 and September 30 , 2008 payments.

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

Since the outcome of the issuance of the shares was to relieve the debtor from its obligation, based on paragraph 16a of FASB No 140 “accounting for transfer and servicing of financial assets and extinguishment of liabilities “ the company derecognized the liability with the difference recognized in earning.

NOTE 7 -	CAPITAL STOCK

a.	The rights of common stock are as follows:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7 -	CAPITAL STOCK (Cont.)

b.	Issuance of stocks warrants and options:

1.	Private placements

a)	On June 24, 2004, the Company issued to investors 8,510,000 shares of common stock for total proceeds of $60 (net of $25 issuance expenses).

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

f)
On July 2, 2007 the Company entered into an investment agreement, pursuant to which the Company agreed to sell up to 27,500,000 shares of the Company's common stock, for an aggregate subscription price of up to $5 million and warrants to purchase up to 30,250,000 shares of common stock. Separate closings of the purchase and sale of the shares and the warrants shall take place as follows:

Purchase date	Purchase price	Number of subscription shares	Number of warrant shares

August 30, 2007	$1,250 (includes $250 that paid as a convertible loan (Note 6c)	6,875,000	7,562,500
November 15, 2007	$750	4,125,000	4,537,500
February 15, 2008	$750	4,125,000	4,537,500
May 15, 2008	$750	4,125,000	4,537,500
July 30, 2008	$750	4,125,000	4,537,500
November 15, 2008	$750	4,125,000	4,537,500

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7 -	CAPITAL STOCK (Cont.)

1.	Private placements (Cont)

f)	(Cont.)

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

As of September 30,2008, the investor completed payments of the first four installments and $133 of the fifth installment and the Company issued to the investor and its designee an aggregate of 19,250,000 shares of common stock and a warrant to purchase 10,083,333 shares of the company's common stock at an exercise price of $0.20 per share , a warrant to purchase 10,083,333 shares of common stock at an exercise price of $0.29 per share and a warrant to purchase 1,008,334 shares of common stock at an exercise price of $0.36 per share.The warrants may be exercised at any time and expire on November 5, 2011.

In addition, the Company agreed to issue an aggregate of 1,250,000 shares of common stock to a related party as an introduction fee for the investment. The shares shall be issued pro rata to the funds received from the investor.
As of September 30, 2008, 875,000 shares of common stock had been issued as an introduction fee.

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

On June 5, 2008, the Company's stockholders approved to amend and restate the Company’s 2004 Global Share Option Plan and 2005 U.S. Stock Option and Incentive Plan to increase the number of shares of common stock available for issuance under these stock option plans in the aggregate by 5,000,000 shares.

As of September 30, 2008, 5,151,684 options are available for future grants.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7 -	CAPITAL STOCK (Cont.)

2.	Share-based compensation to employees and to directors (Cont.)

a)	(Cont.)

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

On May 2, 2006, the Company granted to one of its directors an option to purchase 100,000 shares of its common stock, at an exercise price of $0.15. The options are fully vested and are exercisable for a period of 10 years. The compensation related to the options, in the amount of $48,was recorded as general and administrative expenses

On June 22, 2006, the Company entered into an amendment to the Company's option agreement with two of its employees. The amendment changes the exercise price of 270,000 options granted to them to $0.15 per share from $0.75 per share. The excess of the fair value resulting from the modification amounts to $2 is recorded as general and administration expense over the remaining vesting period of the option.

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

On July 1, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of its common stock, at an exercise price of $0.15. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the options in the amount of $38 was recorded as general and administrative expenses. On October 22, 2007, the Company and the director agreed to cancel and relinquish all the options which were granted om July 1 , 2007

On July 16, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of its common stock, at an exercise price of $0.15. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the options in the amount of $75 was recorded as general and administrative expenses.

On August 27, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of its common stock, at an exercise price of $0.15. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the options in the amount of $84 was recorded as general and administrative expenses.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7 -	CAPITAL STOCK (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

a)	(Cont.)

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

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	Nine months ended September 30, 2008
	Amount of options	Weighted average exercise price
		$

Outstanding at beginning of the period	5,280,760	$0.372
Granted	170,000	0.49
Exercised	(17,399)	0.15

Outstanding at end of period	5,433,361	$0.377

Vested and expected-to-vest options at end of the period	3,723,127	$0.247

Compensation expenses recorded by the Company in respect to its stock based employee and directors' compensation award in accordance with SFAS-123(R) for the nine months ended September 30 , 2008, amounted to $478.

b)	Restricted shares to directors:

On May 27, 2005, the Company issued to two of its directors 200,000 restricted shares of common stock (100,000 each). The restricted shares are subject to the Company's right to repurchase them at a purchase price of par value ($0.00005). The restrictions on the shares shall lapse in three annual and equal portions commencing with the grant date.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7 -	CAPITAL STOCK (Cont.)

2.	Share-based compensation to employees and to directors (Cont.)

b)	Restricted shares to directors: (Cont.)

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

On August 27, 2008, the Company issued to its director 960,000 shares of common stock upon a cashless exercise by the director of a warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $.01 per share that was acquired by the director from Ramot.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7 -	CAPITAL STOCK (Cont.)

3.	Stock and warrants to service providers and investors: (Cont.)

a)	Warrants:

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through

November 2004	12,800,845	3,141,925	40,000	9,618,920	0.01	9,618,920	November 2012
December 2004	1,800,000	1,800,000		-	0.00005	--	-
February 2005	1,894,808		1,894,808	-	2.5	-
May 2005	47,500			47,500	1.62	47,500	May 2010
June 2005	30,000			30,000	0.75	30,000	June 2010
August 2005	70,000		70,000	-	0.15	-	-
September 2005	3,000	3,000		-	0.15	-	-
September 2005	36,000			36,000	0.75	36,000	September 2010
September-December 2005	500,000		312,500	187,500	1	187,500	December 2008
December 2005	20,000	20,000		-	0.15	-	-
December 2005	457,163			457,163	0.15	419,066	July 2010
February 2006	230,000			230,000	0.65	153,333	February 2008
February 2006	40,000			40,000	1.5	40,000	February 2011
February 2006	8,000			8,000	0.15	8,000	February 2011
February 2006	189,000	97,696	91,304	-	0. 5	-	-
May 2006	50,000			50,000	0.0005	50,000	May 2016
May -December 2006	48,000			48,000	0.35	48,000	May - December 2011
May -December 2006	48,000			48,000	0.75	48,000	May - December 2011
May 2006	200,000			200,000	1	200,000	May 2011
June 2006	24,000			24,000	0.15	24,000	June 2011
May 2006	19,355			19,355	0.15	19,355	May 2011
October 2006	630,000	630,000		-	0.3	-	-
December 2006	200,000			200,000	0.45	200,000	December 2008
March 2007	200,000			200,000	0.47	200,000	March 2012
March 2007	500,000			500,000	0.47	250,000	March 2017
March 2007	50,000			50,000	0.15	50,000	March 2010
March 2007	15,000			15,000	0.15	15,000	February 2012
February 2007	50,000			50,000	0.45	50,000	February 2009
March 2007	225,000			225,000	0.45	225,000	March 2009
March 2007	50,000			50,000	0.45	50,000	March 2010
April 2007	33,300			33,300	0.45	33,300	April 2009
May 2007	250,000		250,000	-	0.45	-	-
July 2007	500,000			500,000	0.39	194,444	July 2017
September 2007	500,000			500,000	0.15	500,000	August 2017
August 2007	7,562,500			7,562,500	0.2	7,562,500	November 2011
July 2007	30,000			30,000	0.45	30,000	July 2009
July 2007	100,000			100,000	0.45	100,000	July 2010
October 2007	200,000			200,000	0.15	150,000	August - October 2017
November 2007	2,520,833			2,520,833	0.20	2,520,833	November 2011
November 2007	2,016,667			2,016,667	0.29	2,016,667	November 2011
April 2008	4,537,500			4,537,500	0.29	4,537,500	November 2011
August 2008	3,529,166			3,529,166	0.29	3,529,166	November 2011
August 2008	1,083,333			1,083,333	0.36	1,008,334	November 2011
	43,223,970	5,692,621	2,658,612	34,872,737		34,152,418

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7 -	CAPITAL STOCK (Cont.)

3.	Stock and warrants to service providers and investors: (Cont.)

b)	Recent stock developments

On February 18, 2008, the Company issued 75,937 shares of the Company’s common stock to an investor pursuant to conversion request of the entire accrued principal and interest amount of a $27 Convertible Promissory Note issued to such investor on April 10, 2007 .

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7 -	CAPITAL STOCK (Cont.)

3.	Stock and warrants to service providers and investors: (Cont.)

b)	Recent stock developments

A summary of the Company's stock award activity related to shares issued to service providers, and related information is as follows:

	Nine months ended September 30, 2008
	Amount of shares	Weighted average issue price
		$

Outstanding at beginning of the period	2,851,224	0.86
Issued	90,000	0.40

Outstanding at end of the period	2,941,224	0.85

c)	Stock-based compensation recorded by the Company in respect of stock and warrants granted to service providers amounted to $76 for the nine months ended September 30, 2008.

The total stock-based compensation expense, related to shares, options and warrants granted to employees and service providers, was comprised, at each period, as follows:

	Nine months ended September 30,		Period from September 22, 2000 (inception date) through September 31
	2 0 0 8	2 0 0 7	2 0 0 8
	Unaudited

Research and development	121	513	17,338
General and administrative	397	1,504	7,471
Financial expenses	36	20	56
Total stock-based compensation expense	554	2,037	24,865

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 8-	SUBSEQUENT EVENTS

a.	On November 5, 2008, the Company's Board of Directors approved the following resolutions :

1.
As a result of the current economic situation and the difficulty to raise immediate funds to support all of the Company’s projects, the Board of Directors decided to reduce the Company's activity and focus only on the effort to reach clinical trials in ALS in 2009.

2.	To amend the exercise price of the option to purchase 1,000,000 shares of common stock granted to the Company’s CEO on October 23, 2007 to $0.15 per share from $0.87 per share.

3.	To extend the exercise period after termination of the employees current option to purchase shares of common stock to one year.

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

We are currently in the developmental stage of our technology and products and we are going to begin the process of seeking regulatory approval from regulatory agencies in the U.S., Israel and Europe. Our efforts are directed at the development of the technology from the lab to the clinic with the following main objectives:

•	Developing the cell differentiation process according to Food and Drug Administration (“FDA”) and the European agency for evaluation of medical product (“EMEA”) guidelines;

•	Demonstrating safety and efficacy first in animals and then in human patients; and

•	Setting up centralized facilities to provide NurOwn(TM) therapeutic products and services for transplantation in patients.

As a result of limited cash resources at this time and the faster path through necessary clinical trials, the Company recently determined to focus all of its efforts on ALS, and will for now will not allocate resources towards Parkinson’s Disease. As a result of this new focus and the Company’s limited cash resources, the Company recently significantly downsized its employee-base.

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

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until September 30, 2008, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2013. In addition, the Company has incurred operating costs and expenses of approximately $2,593,000 during the nine months ending September 30, 2008, and approximately $32,518,000 for the period from inception (September 22, 2000) until September 30, 2008. Operating expenses incurred since inception were approximately $11,488,000 for general and administrative expenses and $21,030,000 for research and development costs.

Research and Development, net:

Research and development expenses for the nine months ended September 30, 2008 and 2007 were $1,165,000 and $1,322,000, respectively, which includes stock-based compensation expense in each of the nine month periods. Stock-based compensation decreased by $392,000 to $121,000 for the nine months ended September 30, 2008 from $513,000 for the nine months ended September 30, 2007. In addition, the Company grant from The Office of the Chief Scientist increased by $260,000 to $458,000 for the nine months ended September 30, 2008 from $198,000 for the nine months ended September 30, 2007.

Research and development expenses for the three months ended September 30, 2008 and 2007 were $292,000 and $326,000, respectively, which includes stock-based compensation expense in each of the three month periods. Stock-based compensation decreased by $118,000 to $17,000 for the three months ended September 30, 2008 from $135,000 for the three months ended September 30, 2007.

Therefore, although there was a decrease in research and development, net expenses for each of the three and nine month periods ended September 30, 2008 from the research and development expenses, net for each of the three and nine month periods ended September 30, 2007, research and development expenses, excluding stock-based compensation expenses, and participation from The Office of the Chief Scientist have increased. The increase in research and development expenses is primarily due to an increase in salary expenses as we have a greater number of employees and subcontractors due in part to the Cooperative Research Agreement with Rutgers University and in part on an expansion of our research activities, including operating our new animal house.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2008 and 2007 were $1,428,000 and $2,070,000, respectively. General and administrative expenses for the nine months ended September 30, 2008 consisted of $397,000 in stock-based compensation expenses and $1,031,000 in salary, legal, audit, public and investor relations and other expenses. General and administrative expenses for the nine months ended September 30, 2007 consisted of $1,504,000 in stock-based compensation expenses and $566,000 in other expenses.

General and administrative expenses for the three months ended September 30, 2008 and 2007 were $405,000 and $865,000, respectively. General and administrative expenses for the three months ended September 30, 2008 consisted of $125,000 in stock-based compensation expenses and $280,000 in salary, legal, audit, public and investor relations and other expenses. General and administrative expenses for the three months ended September 30, 2007 consisted of $638,000 in stock-based compensation expenses and $227,000 in other expenses.

General and administrative expenses, excluding stock-based compensation expenses, have increased primarily due to (i) an increase in salary expenses as we have a greater number of employees and consultants and (ii) an increase in our legal and public relations expenses.

Financial Expenses

Financial expenses decreased by $677,000 to $253,000 for the nine months ended September 30, 2008 from $930,000 for the nine months ended September 30, 2007. Financial expenses decreased by $235,000 to $31,000 for the three months ended September 30, 2008 from $266,000 for the three months ended September 30, 2007.

The decrease in financial expenses for both the three and nine month period ended September 30, 2008 is primarily attributable to a decrease in amortization of the discount on short-term convertible loans.

Net Loss

Net loss for the nine and three months ended September 30, 2008 was $2,846,000 and $728,000, respectively, as compared to a net loss of $4,338,000 and $1,462,000 for the nine and three months ended September 30, 2007. Net loss per share for the nine and three months ended September 30, 2008 was $0.06 and $0.01, respectively, as compared to a net loss per share of $0.16 and $0.05 for the nine and three months ended September 30, 2007. The decrease in the net loss is mainly due to a decrease in stock-based compensation expenses and a decrease in amortization of discount on short-term convertible loans. The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the nine and three months ended September 30, 2008 was 46,958,440, and 51,354,951, respectively, compared to 26,373,349 and 29,868,357 for the nine and three months ended September 30, 2007. This increase was due to (i) the issuance of shares in a private placement, (ii) the conversion of convertible loans, (iii) the exercise of warrants and (iv) the issuance of shares to service providers.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common stock and the issuance of convertible promissory notes. At September 30, 2008, we had $148,000 in total current assets and $2,703,000 in total current liabilities.

Net cash used in operating activities was $1,589,000 for the nine months ended September 30, 2008. Cash used for operating activities in the nine months ended September 30, 2008 was primarily for payment of salaries and fees to our employees, consultants, subcontractors and services providers and purchase of laboratory materials.

Net cash used in investing activities was $158,000 for the nine months ended September 30, 2008. Cash used for investing activities in the nine months ended September 30, 2008 was primarily for building the animal house.

Net cash provided by financing activities was $1,682,000 for the nine months ended September 30, 2008 and is primarily attributable to funds received from ACCBT (defined below) under the Subscription Agreement (defined below).

We have a licensing agreement with Ramot under which we owe approximately $95,000 per quarter. In addition, we have an agreement with a lender under which we must pay $30,000 over the next three months.

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

On July 2, 2007, we entered into a subscription agreement (the “Subscription Agreement”) with ACCBT Corp. (“ACCBT”), pursuant to which we agreed to sell and issue (i) up to 27,500,000 shares of our common stock for an aggregate subscription price of up to $5.0 million, and (ii) for no additional consideration, warrants to purchase up to 30,250,000 shares of our common stock. Subject to certain closing conditions, separate closings of the purchase and sale of the shares and the warrants are scheduled to take place from August 30, 2007 through November 15, 2008. To date, we have received an aggregate of $3.7 million from ACCBT.

We will need to raise substantial additional capital in order to meet our anticipated expenses. If we are not able to raise substantial additional capital, we may not be able to continue to function as a going concern and we may have to cease operations. Even if we obtain funding sufficient to continue functioning as a going concern, we will be required to raise a substantial amount of capital in the future in order to reach profitability and to complete the commercialization of our products. Our ability to fund these future capital requirements will depend on many factors, including the following:

•	our ability to obtain funding from third parties, including any future collaborative partners;

•	the scope, rate of progress and cost of our clinical trials and other research and development programs;

•	the time and costs required to gain regulatory approvals;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the costs of filing, prosecuting, defending and enforcing patents, patent applications, patent claims, trademarks and other intellectual property rights;

•	the effect of competition and market developments; and

•	Future pre-clinical and clinical trial results.

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

There were no significant changes to our critical accounting policies during the quarter ended September 30, 2008. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

Item 4T. Controls and Procedures.

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

Internal Control Over Financial Reporting

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, which continued to exist as of September 30, 2008:

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

Changes in Internal Control Over Financial Reporting

Other than as described above, no changes in our internal controls over financial reporting were identified during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting other than those remedial actions disclosed above.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factor discussed below and the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which could materially affect our business, financial condition or future results, and in our Quarterly Reports on Form 10-Q filed for the current fiscal year. The risks described below and in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and in our subsequent Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 or in our Quarterly Reports on Form 10-Q filed for the current fiscal year. The risk factor below was disclosed in our Annual Report on Form 10-KSB and is being updated as set forth below.

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

On August 1, 2007, we obtained a waiver and release from Ramot pursuant to which Ramot agreed to an amended payment schedule regarding our payment obligations under the Amended Agreement and waived all claims against us resulting from our previous breaches and non-payment under the original license agreement. The payments described in the waiver and release cover all of our payment obligations (including interest) that were past due and not yet due pursuant to the original license agreement. To date, we have not yet made the May 2008 payment of $150,000 or the August 2008 payment of $90,000 to Ramot We are negotiating an agreement with Ramot to postpone such payments. If we fail to negotiate an agreement with Ramot or if we fail to pay the amounts owed to Ramot in accordance with the new payment schedule, Ramot may have the right to terminate the license and all claims waived by Ramot pursuant to the August 2007 waiver and release may be reinstated. If Ramot elects to terminate our license, we would need to change our business strategy and we may be forced to cease our operations.

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

Pursuant to the subscription agreement with ACCBT, we expect to issue and sell additional shares and warrants to ACCBT through November 2008 for aggregate consideration of up to $5,000,000. However, if we do not satisfy the closing conditions contained in the subscription agreement, and if ACCBT does not elect to purchase additional shares and warrants, we will need to seek additional financings to allow us to execute our business plan. Even if ACCBT purchases all of the shares and warrants under the subscription agreement, we will still need to secure additional funds to effect our plan of operations. Recent funding installments (due July 2008) from ACCBT have not been made when expected and we continue to be in need of raising additional cash. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds on favorable terms and in a timely fashion, we will be unable to execute our business plan and we will be forced to restrict or cease our operations.

Assuming we raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges (including registrations rights) senior to those of the rights of our common stock and our stockholders will experience additional dilution.

Disruption in financial and currency markets could have a negative effect on our business. As has been widely reported, financial markets in the U.S., Europe, Asia and elsewhere have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While currently these conditions have not impaired our ability to operate our business, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which can then lead to challenges in the operation of our business. These economic developments affect businesses such as ours in a number of ways, including our ability to obtain the financing that is necessary to continue operating our business. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they will have on our business and financial condition.

Item 5. Other Information.

During the quarter ended September 30, 2008, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

November 19, 2008	By:	/s/ Rami Efrati
Name: Rami Efrati Title: Chief Executive Officer (Principal Executive Officer)

November 19, 2008	By:	/s/ David Stolick
Name: David Stolick Title: Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.