Form 10-K
period 2008-12-31
BRAINSTORM CELL THERAPEUTICS INC
filed 2009-04-15
CIK 1137883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 333-61610

BRAINSTORM CELL
THERAPEUTICS INC.
(Exact Name of Registrant as specified in its charter)

Delaware	20-8133057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 East 59th Street
New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-557-9000

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.00005 par value	Over-the-Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), was $8,669,955.

As of April 1, 2009, the number of shares outstanding of the registrant's common stock, $0.00005 par value per share, was 55,241,418.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BRAINSTORM CELL THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2008
TABLE OF CONTENTS

PART I
SPECIAL NOTE

Unless otherwise specified in this annual report on Form 10-K, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

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

Item 1. Description of Business.

Company Overview

Brainstorm Cell Therapeutics Inc. (“Brainstorm” or the “Company”) is an emerging company developing stem cell therapeutic products based on breakthrough technologies enabling the in-vitro differentiation of bone marrow stem cells to neural-like cells. We aim to become a leader in adult stem cell transplantation for neurodegenerative diseases. Our focus is on utilizing the patient’s own bone marrow stem cells to generate NTF cells that may provide an effective treatment for Amyotrophic Lateral Sclerosis (“ALS”), Parkinson’s Disease (“PD”) and spinal cord injury.

Our core technology, NurOwn™, was developed through collaboration between prominent neurologist, Prof. Eldad Melamed, Former Head of Neurology of the Rabin Medical Center and member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research, and expert cell biologist Dr. Daniel Offen, of the Felsenstein Medical Research Center of Tel Aviv University.

The Company’s team is among the first to have successfully demonstrated release of dopamine from differentiated bone marrow cells. Moreover, in research conducted by this team, implantation of these differentiated cells into the brain of animal models that had been induced to Parkinsonian behavior markedly improved their symptoms.

Our aim is to provide neural stem cell transplants that “restore” damaged dopaminergic nerve cells and diseased tissue by augmentation with healthy neurotrophic factor producing cells;

The team is also among the first to demonstrate creation of glial-like cells from differentiated bone marrow cells that produce and secrete neurotrophic factors (NTF) including GDNF, BDNF, NGF and IGF-1. Transplantation of these cells into rats model of PD, reduced the motor dysfunction by 50%, inhibited the induced dopamine depletion and restored the dopaminergic cells’ terminals. Moreover, in-vivo imaging revealed that the engrafted cells migrated toward the lesion, indicating their survival and integration in the brain tissues. Therefore, Brainstorm’s aim is to use this technology to maintain, preserve and restore the damaged and remaining dopaminergic cells in the patient’s brain, protecting them from further degeneration.

Further studies indicated that the Brainstorm's NTF cells protect motor-neuron cells against various toxins and stress that are relevant in the pathophysiology of ALS. Therefore, the Company decided to focus on ALS and one of the first applications that will be tested in clinical studies will be intra muscular injection of the NTF cells in ALS patients.

Brainstorm holds exclusive worldwide rights to commercialize the NurOwn™ technology, through a licensing agreement with Ramot at Tel Aviv University Ltd. (“Ramot”), the technology transfer company of the Tel Aviv University. The agreement also provides for further research, funded by Brainstorm, to be performed by Prof. Melamed, Dr. Offen and members of their research team at the Felsenstein Medical Research Center. The results of this research are licensed to us under the terms of the license agreement. We have access to the research results of an R&D team comprised of approximately 10 experts in the technology field, including molecular and cell biologists, pharmacologists and animal model experts

Our Approach

Our research team led by Prof. Melamed and Dr. Offen has achieved expansion of human bone marrow mesenchymal stem cells and their differentiation into both types of brain cells, neurons-like and astrocyte-like, each having different therapeutic potential, as follows:

NurOwn™ program 1 - Dopaminergic neuron-like cells - human bone marrow derived dopamine producing neural cells for restorative treatment in PD. Human bone marrow mesenchymal stem cells were isolated and expanded. Subsequent differentiation of the cell cultures in a proprietary differentiation medium generated cells with neuronal-like morphology and showing protein markers specific to neuronal cells. Moreover, the in-vitro differentiated cells were shown to express enzymes and proteins required for dopamine metabolism, particularly the enzyme tyrosine hydroxylase. Most importantly, the cells produce and release dopamine in-vitro. Further research consisting of implanting these cells in an animal model of PD (6-OHDA induced lesions), showed the differentiated cells exhibit long-term engraftment, survival and function in vivo. Most importantly, such implantation resulted in marked attenuation of their symptoms, essentially reversing their Parkinsonian movements.

NurOwn™ program 2 - Neurotrophic-factors (“NTF") secreting cells - human bone marrow derived NTF secreting cells for treatment of PD, ALS and spinal cord injury. In-vitro differentiation of the expanded human bone marrow derived mesenchymal stem cells in a proprietary medium leads to the generation of neurotrophic-factors secreting cells. The in-vitro differentiated cells were shown to express and secrete GDNF, as well as other NTFs, into the growth medium. GDNF is a neurotrophic-factor, previously shown to protect, preserve and even restore neuronal function, particularly dopaminergic cells in PD, but also neuron function in other neurodegenerative pathologies such as ALS and Huntington’s disease. Unfortunately, therapeutic application of GDNF is hampered by its poor brain penetration and stability. Attempting to infuse the protein directly to the brain is impractical and the alternative, using GDNF gene therapy, suffers from the limitations and risks of using viral vectors. Our preliminary results show that our NTF secreting cells, when transplanted into a 6-OHDA lesion PD rat model, show significant efficacy. Within weeks of the transplantation, there was an improvement of more than 50% in the animals’ characteristic disease symptoms.

We already optimized the proprietary processes for induction of differentiation of human bone marrow derived mesenchymal stem cells into differentiated cells that produce dopamine and/or NTFs for transplantation into PD and ALS patients.  The optimization and process development will be conducted in Good Manufacturing Practice (“GMP”).  Once the optimization of the process is completed, we intend to evaluate the safety and efficacy of our various cell transplants in animal models.  Based on the results in animals we intend to use the differentiated cell products for conducting clinical trials to assess the efficacy of the cell therapies in ALS and PD patients.

Our technology is based on the NurOwn™ products - an autologous cell therapeutic modality, comprising the extraction of the patient bone marrow, processed into the appropriate neuronal-like cells and re-implanted into the patient’s muscles or brain. This approach is taken in order to increase patient safety and minimize any chance of immune reaction or cell rejection.

We believe that the therapeutic modality will comprise the following:

•	Bone marrow aspiration from patient;

•	Isolation and expansion of the mesenchymal stem cells;

•	Differentiation of the expanded stem cells into neuronal-like dopamine producing cells and/or neurotrophic-factor secreting cells; and

•	Autologous transplantation into the patient.

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

Our business model calls for significant investments in research and development. Our research and development expenditures (i) in 2008 were $2,097,000, which included $219,000 in stock-based compensation and (ii) in 2007 were $2,265,000, which included $783,000 in stock-based compensation.

Intellectual Property

We have filed the following patent and trademark applications:

WO2004/046348 METHODS, NUCLEIC ACID CONSTRUCTS AND CELLS FOR TREATING NEURODEGENERATIVE DISORDERS.  National phase filings in Israel, Canada, Japan, Europe, and the United States.  Substantive examinations have been initiated in some jurisdictions, including the U.S. and Europe.  A patent was granted in Singapore.

WO2006/134602 ISOLATED CELLS AND POPULATIONS COMPRISING SAME FOR THE TREATMENT OF CNS DISEASES. National phase filings in the U.S., Australia, Europe, India, Israel, New Zealand, Singapore, Japan and China.  Substantive examinations have been initiated in some jurisdictions, including Israel and Europe.  A patent was allowed in South Africa.

WO2007/066338  ISOLATED OLIGODENDROCYTE-LIKE CELLS AND POPULATIONS COMPRISING SAME FOR THE TREATMENT OF CNS DISEASES.

Two new provisional applications were submitted in the U.S. in 2008:

61/071,054: INDUCTION OF HUMAN MESENCHYMAL STEM CELLS INTO DOPAMINE-PRODUCING CELLS WITH DIFFERENT DIFFERENTIATION PROTOCOLS

A joint Brainstorm-Ramot provisional patent application:

61/071,970: MESENCHYMAL STEM CELLS FOR THE TREATMENT OF CNS DISEASES

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

We entered into a Second Amended and Restated Research and License Agreement with Ramot on July 26, 2007. Like the Original Ramot Agreement, the amended license agreement imposes on us development and commercialization obligations, milestone and royalty payment obligations and other obligations. As of June 30, 2007, we owed Ramot an aggregate of $513,249 in overdue payments and patent fees under the original license agreement with Ramot. On August 1, 2007, we obtained a waiver and release from Ramot pursuant to which Ramot agreed to an amended payment schedule regarding our payment obligations under the amended license agreement and waived all claims against us resulting from our previous breaches, defaults and non-payment under the original license agreement. The payments described in the waiver and release cover all of our payment obligations (including interest) that were past due and not yet due pursuant to the Original Ramot Agreement. The waiver and release amended and restated the original payment schedule under the Original Ramot Agreement as follows:

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

If we fail to make a payment to Ramot on any required payment date, and we do not cure the default within seven business days of notice of the default, all claims of Ramot against us which were waived and released by the waiver and release will be reinstated. As of the date hereof, the May 20, 2008 payment of $150,000 and the August 4, 2008 payment of $90,000 have not been paid and the Company is currently negotiating a postponement of such payments with Ramot.

In addition, on August 1, 2007, we entered into the Second Amended and Restated Registration Rights Agreement with Ramot. The amended Registration Rights Agreement provides Ramot with demand and piggyback registration rights whereby if we propose to register any of our Common Stock under the Securities Act of 1933, as amended, for sale for our own account including for the account of any of our shareholders or for ACCBT’s account in connection with the public offering of such Common Stock, then Ramot may request that we file, or include within a registration statement to be filed, the shares of Common Stock underlying the warrants held by Ramot.

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

As we are currently in the research and development stage of our technology and NurOwnTM cell product, we have initiated the process of seeking regulatory approval from the FDA and other regulatory agencies. We have retained/recruited expert regulatory consultants and employees to assist us in our approaches to the FDA. In our efforts to obtain regulatory approval, we have had a pre Investigational New Drug (“IND”) meeting with the FDA and we are planning to retain such expert regulatory consultants to assist the Company in its approach to the EMEA in order to get regulatory approval in Europe.  We have also engaged a regulatory consultant to assist us with the regulatory authorities in Israel.

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

In addition, the manufacturer of our cell therapy product, whether it is performed in-house or by a contract manufacturer, should be registered as a biologic product manufacturer with the FDA product approval process. The FDA may inspect the production facilities on a routine basis for compliance with the GMP and GTP guidelines for cell therapy products. The regulations of the FDA require that we, and/or any contract manufacturer, design, manufacture and service products and maintain documents in the prescribed manner with respect to manufacturing, testing, distribution, storage, design control and service activities. The FDA may prohibit a company from promoting an approved product for unapproved applications and reviews product labeling for accuracy.

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

Employees

We currently have six scientific and administrative employees, four of whom are full-time.  None of our employees is represented by a labor union and we believe that we have good relations with our employees.

WHERE YOU CAN FIND MORE INFORMATION

We maintain a website at www.brainstorm-cell.com. We make available through our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission. We also similarly make available, free of charge through our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act. We are not including the information contained at www.stockeryale.com or at any other Internet address as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Item 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward looking statements in this report and those made from time to time by us through our senior management are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements concerning the expected future revenues, earnings or financial results or concerning project plans, performance, or development of products and services, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements. If any of the following risks actually occurs, our financial condition and operating results could be materially adversely affected.

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

On August 1, 2007, we obtained a waiver and release from Ramot pursuant to which Ramot agreed to an amended payment schedule regarding our payment obligations under the Amended Agreement and waived all claims against us resulting from our previous breaches and non-payment under the original license agreement. The payments described in the waiver and release cover all of our payment obligations (including interest) that were past due and not yet due pursuant to the original license agreement. To date, we have not yet made the May 2008 payment of $150,000, the August 2008 payment of $90,000 or some payments for patents to Ramot.  In March 2009, we received a written breach warning from Ramot and we are currently negotiating a new agreement with Ramot to postpone such payments.  If we fail to negotiate an agreement with Ramot, Ramot will have the right to terminate the license and all claims waived by Ramot pursuant to the August 2007 waiver and release may be reinstated. If Ramot elects to terminate our license, we would need to change our business strategy and we may be forced to cease our operations.

We need to raise additional capital. If we are unable to raise additional capital on favorable terms and in a timely manner, we will not be able to execute our business plan and we could be forced to restrict or cease our operations. We will need to raise additional funds to meet our anticipated expenses so that we can execute our business plan. We expect to incur substantial and increasing net losses for the foreseeable future as we increase our spending to execute our development programs. Our auditors have expressed in their audit report that there is substantial doubt regarding our ability to continue as a going concern.

Pursuant to the subscription agreement with ACCBT, we expected to issue and sell additional shares and warrants to ACCBT through November 2008 for aggregate consideration of up to $5,000,000. As of December 31, 2008, ACCBT had invested up to $3.8 million in the Company pursuant to the subscription agreement.  Even if ACCBT purchases all of the shares and warrants under the subscription agreement, we will still need to secure additional funds to effect our plan of operations. Recent funding installments from ACCBT have not been made when expected and we continue to be in need of raising additional cash.

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

Our company has a history of losses and we expect to incur losses for the foreseeable future. We had no revenues for the fiscal years ended December 31, 2008 or December 31, 2007. As a development stage company, we are in the early stages of executing our business plan. Our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. Most notably, we do not expect that any therapies resulting from our or our collaborators’ research and development efforts will be commercially available for a significant number of years, if at all. We also do not expect to generate revenues from strategic partnerships or otherwise for at least the next 12 months, and likely longer. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have an adverse impact on our working capital, total assets and stockholders’ equity, and we may never achieve profitability.

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

The price of our stock is expected to be volatile. The market price of our common stock has fluctuated significantly, and is likely to continue to be highly volatile. To date, the trading volume in our stock has been relatively low and significant price fluctuations can occur as a result. An active public market for our common stock may not continue to develop or be sustained. If the low trading volumes experienced to date continue, such price fluctuations could occur in the future and the sale price of our common stock could decline significantly. Investors may therefore have difficulty selling their shares.

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

In November 2004 and February 2005, the Company’s Board of Directors adopted and ratified the Global Plan and the U.S. Plan (the “Global Plan” and “U.S. Plan” respectively and the “Plans” together), and further approved the reservation of 9,143,462 shares of our common stock for issuance under the Plans (the “Shares”). Our shareholders approved the Plans and the issuance of the Shares in a special meeting of shareholders that was held on March 28, 2005.

On April 28, 2008, the Board approved the amendment and restatement of the Plans to increase the number of shares available for issuance under the Plans by an additional 5,000,000 shares.  Our shareholders approved the amendment and restatement of the Plans on June 5, 2008.  We have made and intend to make further option grants under the Plans or otherwise issue warrants or shares of our common stock to individuals under the Plans. For example, as of April 1, 2009:

•
under our Global Plan we have granted and not canceled a total of 8,161,778 options with various exercise prices and expiration dates, to officers, directors, services providers, consultants and employees.

•	under our U.S. Plan we have issued an additional 830,000 shares of restricted stock and options for grants to Scientific Advisory Board members, service providers, consultants and directors.

Such issuances will, if and when made (and if options or warrants are subsequently exercised), dilute your percentage ownership in the Company.

As of April 1, 2009, we have issued convertible notes that have not yet been converted or repaid in an aggregate principal amount of $150,000 to an investor. The holder of a convertible note may choose to convert all or part of the outstanding principal and interest amount of such holder’s note into shares of our common stock on or prior to the maturity date of the respective note. The maximum number of shares that are issuable pursuant to outstanding convertible notes is 3,000,000.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

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

We have recently expanded our Petach Tikva facility to include an animal research facility. The new animal research facility began operations the week of April 7, 2008.

Item 3.	LEGAL PROCEEDINGS

On April 17, 2008, Chapman, Spira & Carson, LLC (“CSC”) filed a breach of contract complaint in the Supreme Court of the State of New York (the “Court”) against the Company. The complaint alleges that CSC performed its obligations to the Company under a consulting agreement entered into between the parties and that the Company failed to provide CSC with the compensation outlined in the consulting agreement. The complaint seeks compensatory damages in an amount up to approximately $896,667, as well as costs and attorneys’ fees. On June 5, 2008, the Company filed an answer with the Court. The Company believes CSC’s claims are without merit. We intend to vigorously defend our actions. We cannot predict the scope, timing or outcome of this matter. We cannot predict what impact, if any, this matter may have on our business, financial condition, results of operations and cash flow.

From time to time, we may become involved in litigation relating to claims arising out of operations in the normal course of business, which we consider routine and incidental to our business. We currently are not a party to any legal proceedings, other than as described above, the adverse outcome of which, in management’s opinion, would have a material adverse effect on our business, results of operation or financial condition.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently traded on the OTC Bulletin Board operated by the NASD (OTC BB) under the symbol “BCLI”.  The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported on the OTB BB.

Quarter Ended	High	Low
December 31, 2008	$0.19	$0.06
September 30, 2008	$0.32	$0.15
June 30, 2008	$0.51	$0.24
March 31, 2008	$0.73	$0.32
December 31, 2007	$1.13	$0.40
September 30, 2007	$1.15	$0.40
June 30, 2007	$0.39	$0.26
March 31, 2007	$0.49	$0.23

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. These factors are described in Management’s Discussion and Analysis in Item 7 below.

Dividends

We have not paid or declared any cash or other dividends on our common stock within the last two years. Any future determination as to the payment of dividends will depend upon our results of operations, and on our capital requirements, financial condition and other factors relevant at the time.

Record Holders

As of April 7, 2009, there were approximately 78 holders of record of our common stock.

Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized under the plans is included in Item 12 below.

Recent Sales of Unregistered Securities

On April 13, 2009, the Company agreed to issue 250,000 shares of its common stock to Rasheda Ali in full satisfaction of $25,000 owed by the Company to Ms. Ali for services rendered to the Company.

On April 13, 2009, the Company, in consideration for certain legal services, agreed to issue to Sagiv Rotenberg, an option to purchase 200,000 shares of its common stock at an exercise price of $0.10 per share, with such option to vest and become exercisable on the first anniversary of the grant date.

These transactions did not involve any underwriters, underwriting discounts or commissions and we believe that such transactions were exempt from the registration requirements of the Securities Exchange Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

Item 6.	SELECTED FINANCIAL DATA

Not required.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

The Company is a leading company developing stem cell therapeutic products based on breakthrough technologies enabling the in-vitro differentiation of bone marrow stem cells to neural-like cells. We aim to become a leader in adult stem cell transplantation for neurodegenerative diseases. Our focus is on utilizing the patient’s own bone marrow stem cells to generate neuron-like cells that may provide an effective treatment initially for ALS, PD and spinal cord injury.

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

Brainstorm holds exclusive worldwide rights to commercialize the NurOwn™ technology, through a licensing agreement with Ramot, the technology transfer company of Tel Aviv University. The agreement also provides for further research, funded by Brainstorm, to be performed by Prof. Melamed, Dr. Offen and members of their research team at the Felsenstein Medical Research Center. The results of this research are licensed to us under the terms of the license agreement.

On December 21, 2007, we entered into a Cooperative Research Agreement with Rutgers University. Pursuant to the Cooperative Research Agreement, our subsidiary and Rutgers University will work jointly in researching the use of differentiated stem cells for the treatment of spinal cord injury. This research project began in January 2008 and is expected to conclude during 2009.

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

As a result of limited cash resources at this time and the faster path through necessary clinical trials, the Company recently determined to focus all of its efforts on ALS, and for now will not allocate resources towards PD.  As a result of this new focus and the Company’s limited cash resources, the Company recently significantly downsized its employee base.

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until December 31, 2008, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2013. In addition, the Company has incurred operating costs and expenses of approximately $3,472,000 during the year ending December 31, 2008, and approximately $35,960,000 for the period from inception (September 22, 2000) until December 31, 2008. Operating expenses incurred since inception were approximately $11,689,000 for general and administrative expenses and $21,504,000 for research and development costs.

Research and Development, net:

Research and development expenses, net for the year ended December 31, 2008 and 2007 were $1,639,000 and $1,925,000, respectively, which includes stock-based compensation expense in each of the years. Stock-based compensation decreased by $564,000 to $219,000 for the year ended December 31, 2008 from $783,000 for the year ended December 31, 2007. In addition, the Company grant from The Office of the Chief Scientist increased by $118,000 to $458,000 for the year ended December 31, 2008 from $340,000 for the year ended December 31, 2007.

Therefore, although there was a decrease in research and development, net expenses for the year ended December 31, 2008 from the research and development expenses, net for the year ended December 31, 2007, research and development expenses, excluding stock-based compensation expenses, and participation from The Office of the Chief Scientist have increased by $396,000 to $1,878,000 for the year ended December 31, 2008 from $1,482,000 for the year ended December 31, 2007. The increase in research and development expenses, excluding stock-based compensation, is primarily due to an increase in salary expenses as we had a greater number of (i) employees until the recent downsize of the employee base due to the Company's current financial condition and (ii) subcontractors due in part to the Cooperative Research Agreement with Rutgers University. The increase was also due in part on an expansion of our research activities, including operating our new animal house.

General and Administrative

General and administrative expenses for the years ended December 31, 2008 and 2007 were $1,629,000 and $2,990,000, respectively. General and administrative expenses for the year ended December 31, 2008 consisted of $509,000 in stock-based compensation expenses and $1,120,000 in salary, legal, audit, public and investor relations and other expenses. General and administrative expenses for the year ended December 31, 2007 consisted of $1,895,000 in stock-based compensation expenses and $1,095,000 in other expenses.

General and administrative expenses, excluding stock-based compensation expenses, have increased primarily due an increase in salary expenses as we have a greater number of employees and consultants.

Financial Expenses

Financial expenses decreased by $1,125,000 to $204,000 for the year ended December 31, 2008 from $1,329,000 for the year ended December 31, 2007.

The decrease in financial expenses for the year ended December 31, 2008 is primarily attributable to a decrease in amortization of the discount on short-term convertible loans.

Net Loss

Net loss for the year ended December 31, 2008 was $3,472,000, as compared to a net loss of $6,244,000 for the year ended December 31, 2007. Net loss per share for the year ended December 31, 2008 was $0.07, as compared to a net loss per share of $0.21 for the year ended December 31, 2007. The decrease in the net loss is mainly due to a decrease in stock-based compensation expenses and a decrease in amortization of discount on short-term convertible loans. The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the year ended December 31, 2008 was 49,040,500, compared to 29,278,452 year ended December 31, 2007. This increase was due to (i) the issuance of shares in a private placement, (ii) the conversion of convertible loans, (iii) the exercise of warrants and (iv) the issuance of shares to service providers.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common stock and the issuance of convertible promissory notes. At December 31, 2008, we had $59,000 in total current assets and $2,859,000 in total current liabilities.

Net cash used in operating activities was $1,734,000 for the year ended December 31, 2008. Cash used for operating activities in the year ended December 31, 2008 was primarily for payment of salaries and fees to our employees, consultants, subcontractors and services providers and purchase of laboratory materials.

Net cash used in investing activities was $156,000 for the year ended December 31, 2008. Cash used for investing activities in the year ended December 31, 2008 was primarily for building the animal house.

Net cash provided by financing activities was $1,806,000 for the year ended December 31, 2008 and is primarily attributable to funds received from ACCBT under the Subscription Agreement.

We have a licensing agreement with Ramot under which we owe approximately $95,000 per quarter. In addition, we have an agreement with a lender under which we must pay approximately $30,000 over the next three months.

Our other material cash needs for the next 12 months will include payment of employee salaries, payments for pre clinical and clinical trials in ALS and animal experiments, lease payments, payments to Ramot, payments with respect to patents, payment of construction fees for facilities to be used in our research and development, payment of fees to our consultants and legal advisors and capital equipment expenses.

On July 2, 2007, we entered into the Subscription Agreement with ACCBT, pursuant to which we agreed to sell and issue (i) up to 27,500,000 shares of our common stock for an aggregate subscription price of up to $5.0 million, and (ii) for no additional consideration, warrants to purchase up to 30,250,000 shares of our common stock. Subject to certain closing conditions, separate closings of the purchase and sale of the shares and the warrants were scheduled to take place from August 30, 2007 through November 15, 2008. To date, we have received an aggregate of approximately $4 million from ACCBT and we do not have an estimated date by when we expect the future payment of up to $1.0 million.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

U.S. DOLLARS IN THOUSANDS

Deloitte	Brightman Almagor 1 Azrieli Center Tel Aviv 67021 P.O.B. 16593, Tel Aviv 61164 Israel Tel: +972 (3) 608 5555 Fax: +972 (3) 609 4022 into@deloitte.co.il www.deloitte.com/il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BRAINSTORM CELL THERAPEUTICS Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of BRAINSTORM CELL THERAPEUTICS Inc. and subsidiary (a development stage company) (the "Company") as of December 31, 2008, and the related consolidated statement of income, stockholders' deficiency, and cash flows for the year then ended and for the period from September 22, 2000 (date of inception) to December 31, 2008. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audits.

The financial statements for the period from September 22, 2000 (inception) through December 31, 2007, were audited by other auditors. The consolidated financial statements for the period from September 22, 2000 (inception) through December 31, 2007 included a net loss of $32,488,000. Our opinion on the consolidated statements of operations, changes in stockholders' deficiency and cash flows for the period from September 22, 2000 (inception) through December 31, 2008, insofar as it relates to amounts for prior periods through December 31, 2007, is based solely on the report of other auditors. The other auditors report dated April 13, 2008 expressed an unqualified opinion, and included an explanatory paragraph concerning an uncertainty about the Company's ability to continue as a going concern, and regarding the status of the Company research and development license agreement with Ramot.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BRAINSTORM CELL THERAPEUTICS Inc. and subsidiary as of December 31, 2008, and the results of their operations and their cash flows for the year then ended and for the period from September 22, 2000 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in development of novel cell therapies for neurodegenerative diseases, particularly Parkinson's disease, based on the acquired technology and research to be conducted and funded by the Company as discussed in Note 1 to the financial statements. The Company's operating losses since inception through December 31, 2008 and the Company research and development license breach of agreement with Ramot, (see Note 3) raise substantial doubts about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Brightman Almagor Zohar & Co.
Brightman Almagor Zohar & Co.
Certified Public Accountants
A Member Firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel
April 13, 2009

Audit.Tax.Consulting.Financial Advisory.	Member of Deloitte Touche Tohmatsu

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)

	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	2	86
Restricted cash (Note 10b)	36	35
Accounts receivable and other current asset (Note 5)	21	137

Total current assets	59	258

LONG-TERM INVESTMENTS:
Prepaid expenses	11	9
Severance pay fund	62	75

Total long-term investments	73	84

PROPERTY AND EQUIPMENT, NET (Note 6)	743	739

DEFERRED CHARGES (Note 8)	-	2

Total assets	875	1,083

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Short term credit from bank	72	-
Trade payables	744	838
Other accounts payable and accrued expenses (Note 7)	1,672	1,049
Short-term convertible loans (Note 8)	172	396
Short-term loans (Notes 8a and 9)	199	945

Total current liabilities	2,859	3,228

LONG-TERM LOAN (Note 8a)	-	200

ACCRUED SEVERANCE PAY	92	83

Total liabilities	2,951	3,511

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' DEFICIENCY:
Stock capital: (Note 11)
Common stock of $ 0.00005 par value - Authorized: 800,000,000 shares at December 31, 2008 and 2007; Issued and outstanding: 55,241,418 and 41,004,409 shares at December 31, 2008 and 2007, respectively	3	2
Additional paid-in-capital	33,881	30,058
Deficit accumulated during the development stage	(35,960)	(32,488)

Total stockholders' deficiency	(2,076)	(2,428)

Total liabilities and stockholders' deficiency	875	1,083

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share data)

	Year ended December 31,		Period from September 22, 2000 (inception date) through December 31,
	2008	2007	2008

Operating costs and expenses:
Research and development	2,097	2,265	22,302
Less - participation by the Israeli Office of the Chief Scientist	(458)	(340)	(798)

Research and development, net	1,639	1,925	21,504
General and administrative	1,629	2,990	11,689

Total operating costs and expenses	3,268	4,915	33,193

Financial expenses, net	204	1,329	2,550

	3,472	6,244	35,743
Taxes on income (Note 12)	-	-	53

Loss from continuing operations	3,472	6,244	35,796
Net loss from discontinued operations	-	-	164

Net loss	3,472	6,244	35,960

Basic and diluted net loss per share from continuing operations	0.07	0.21

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	49,040,500	29,278,452

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except share data)

					Deficit accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)
Balance as of September 22, 2000 (date of inception)	-	-	-	-	-	-

Stock issued on September 22, 2000 for cash at $0.00188 per share	8,500,000	$1	$16	$-	$-	$17
Stock issued on March 31, 2001 for cash at $0.0375 per share	1,600,000	(*) -	60	-	-	60
Contribution of capital	-	-	8	-	-	8
Net loss	-	-	-	-	(17)	(17)

Balance as of March 31, 2001	10,100,000	1	84	-	(17)	68

Contribution of capital	-	-	11	-	-	11
Net loss	-	-	-	-	(26)	(26)

Balance as of March 31, 2002	10,100,000	1	95	-	(43)	53

Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(47)	(47)

Balance as of March 31, 2003	10,100,000	1	110	-	(90)	21

2-for-1 stock split	10,100,000	(*) -	-	-	-	-
Stock issued on August 31, 2003 to purchase mineral option at $0.065 per share	100,000	(*) -	6	-	-	6
Cancellation of shares granted to Company's Former President	(10,062,000)	(*) -	(*) -	-	-	-
Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(73)	(73)

Balance as of March 31, 2004	10,238,000	1	131	-	(163)	(31)

Stock issued on June 24, 2004 for private placement at $0.01 per share, net of $25,000 issuance expenses	8,510,000	(*) -	60	-	-	60
Contribution capital	-	-	7	-	-	7
Stock issued in 2004 for private placement at $0.75 per unit	1,894,808	(*) -	1,418	-	-	1,418
Cancellation of shares granted to service providers	(1,800,000)	(*) -		-	-	-
Deferred stock-based compensation related to options granted to employees	-	-	5,979	(5,979)	-	-
Amortization of deferred stock-based compensation related to shares and options granted to employees	-	-	-	584	-	584
Compensation related to shares and options granted to service providers	2,025,000	(*) -	17,506	-	-	17,506
Net loss	-	-	-	-	(18,840)	(18,840)
Balance as of March 31, 2005	20,867,808	$1	$25,101	$(5,395)	$(19,003)	$704

(*)           Represents an amount less than $1.
The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except share data)

					Deficit accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	capital	compensation	stage	(deficiency)	(deficiency)

Balance as of March 31, 2005	20,867,808	$1	$25,101	$(5,395)	$(19,003)	$704

Stock issued on May 12, 2005 for private placement at $0.8 per share	186,875	(*) -	149	-	-	149
Stock issued on July 27, 2005 for private placement at $0.6 per share	165,000	(*) -	99	-	-	99
Stock issued on September 30, 2005 for private placement at $0.8 per share	312,500	(*) -	225	-	-	225
Stock issued on December 7, 2005 for private placement at $0.8 per share	187,500	(*) -	135	-	-	135
Forfeiture of options granted to employees	-	-	(3,363)	3,363	-	-
Deferred stock-based compensation related to shares and options granted to directors and employees	200,000	(*) -	486	(486)	-	-
Amortization of deferred stock-based compensation related to options and shares granted to employees and directors	-	-	51	1,123	-	1,174
Stock-based compensation related to options and shares granted to service providers	934,904	(*) -	662	-	-	662
Reclassification due to application of EITF 00-19	-	-	(7,906)	-	-	(7,906)
Beneficial conversion feature related to a convertible bridge loan	-	-	164	-	-	164
Net loss	-	-	-	-	(3,317)	(3,317)

Balance as of March 31, 2006	22,854,587	1	15,803	(1,395)	(22,320)	(7,911)

Elimination of deferred stock compensation due to implementation of SFAS 123(R)	-	-	(1,395)	1,395	-	-
Stock-based compensation related to shares and options granted to directors and employees	200,000	-	1,168	-	-	1,168
Reclassification due to application of EITF 00-19	-	-	7,191	-	-	7,191
Stock-based compensation related to options and shares granted to service providers	1,147,225	(*) -	453	-	-	453
Warrants issued to convertible note holder	-	-	11	-	-	11
Warrants issued to loan holder	-	-	110	-	-	110
Beneficial conversion feature related to convertible bridge loans	-	-	1,086	-	-	1,086
Net loss	-	-	-	-	(3,924)	(3,924)

Balance as of December 31, 2006	24,201,812	$1	$24,427	$-	$(26,244)	$(1,816)

(*)           Represents an amount less than $1.
The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except share data)

			Additional		Deficit
			paid-in		accumulated	Total
			Capital and	Deferred	during the	stockholders'
	Common stock		subscription of	stock-based	development	equity
	Number	Amount	shares	compensation	stage	(deficiency)

Balance as of December 31, 2006	24,201,812	$1	$24,427	$-	$(26,244)	$(1,816)

Stock-based compensation related to options and shares granted to service providers	544,095	(*) -	1,446	-	-	1,446
Warrants issued to convertible note holder	-	-	109	-	-	109
Stock-based compensation related to shares and options granted to directors and employees	200,000	(*) -	1,232	-	-	1,232
Beneficial conversion feature related to convertible loans	-	-	407	-	-	407
Conversion of convertible loans	725,881	(*) -	224	-	-	224
Exercise of warrants	3,832,621	(*) -	214	-	-	214
Stock issued for private placement at $0.1818 per unit, net of finder's fee	11,500,000	1	1,999	-	-	2,000
Net loss	-	-	-	-	(6,244)	(6,244)

Balance as of December 31, 2007	41,004,409	2	30,058	-	(32,488)	(2,428)

Stock-based compensation related to options and stock granted to service providers	90,000	-	33	-	-	33
Stock-based compensation related to stock and options granted to directors and employees	-	-	731	-	-	731
Conversion of convertible loans	3,644,610	(*) -	1,276	-	-	1,276
Exercise of warrants	1,860,000	(*) -	-	-	-	-
Exercise of options	17,399	(*) -	3	-	-	3
Stock issued for private placement at $0.1818 per unit, net of finder's fee	8,625,000	1	1,499	-	-	1,500
Subscription of shares	-	-	281	-	-	281
Net loss	-	-	-	-	(3,472)	(3,472)

Balance as of December 31, 2008	55,241,418	$3	$33,881	$-	$(35,960)	$(2,076)

*)           Represents an amount less than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,		Period from September 22, 2000 (inception date) through December 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	(3,472)	(6,244)	(35,960)
Less – loss for the period from discontinued operations	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	151	99	368
Amortization of deferred charges	2	62	150
Severance pay, net	23	5	31
Accrued interest on loans	113	237	430
Amortization of discount on short-term loans	41	972	1,865
Change in fair value of options and warrants	-	-	(795)
Expenses related to shares and options granted to service providers	33	1,446	20,166
Amortization of deferred stock-based compensation related to options granted to employees	731	1,232	4,888
Decrease (increase) in accounts receivable and prepaid expenses	116	(95)	(21)
Increase (decrease) in trade payables	(94)	117	744
Increase in other accounts payable and accrued expenses	623	398	1,666
Erosion of restricted cash	(1)	(3)	(6)
Net cash used in continuing operating activities	(1,734)	(1,774)	(6,310)
Net cash used in discontinued operating activities	-	-	(23)
Total net cash used in operating activities	(1,734)	(1,774)	(6,333)

Cash flows from investing activities:
Purchase of property and equipment	(154)	(347)	(1,080)
Restricted cash		-	(29)
Investment in lease deposit	(2)	-	(11)
Net cash used in continuing investing activities	(156)	(347)	(1,120)
Net cash used in discontinued investing activities	-	-	(16)
Total net cash used in investing activities	(156)	(347)	(1,136)

Cash flows from financing activities:
Proceeds from issuance of Common stock and warrants, net	1,781	1,750	5,868
Proceeds from loans, notes and issuance of warrants, net	-	673	2,061
Credit from bank	72	-	72
Proceeds from exercise of warrants and options	3	214	28
Repayment of short-term loans	(50)	(490)	(601)
Net cash provided by continuing financing activities	1,806	2,147	7,428
Net cash provided by discontinued financing activities	-	-	43

Total net cash provided by financing activities	1,806	2,147	7,471
Increase (decrease) in cash and cash equivalents	(84)	26	2
Cash and cash equivalents at the beginning of the period	86	60	-

Cash and cash equivalents at end of the period	2	86	2

Non-cash financing activities:
Non-cash proceeds from issuance of Common stock and warrants, net	-	250	-
Conversion of debt to shares	1,276	-	-
Non-cash repayment of short-term loans	-	(250)

Interest paid	-	17	-

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

E.	On October 25, 2004, the Company formed a wholly-owned subsidiary in Israel, Brainstorm Cell Therapeutics Ltd. ("BCT").

F.	On December 2006, the Company changed its state of incorporation from Washington to Delaware.

G.	On September 17, 2006, the Company's Board determined to change the Company's fiscal year-end from March 31 to December 31.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 1 -	GENERAL (Cont.)

GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the year ended on December 31, 2008, resulted in a net loss of $3,472 and the Company’s balance sheet reflects a net stockholders’ deficiency of $2,076, accumulated deficit of $35,960 and working capital deficiency of $2,800. These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital. Management’s plans in this regard include, among others, raising additional cash from current and potential stockholders and lenders.

Accordingly, as a result of the current economic situation and the difficulty to raise immediate fund to support all of the Company’s projects, the Company decided to reduce its activity and focus only on the effort to reach clinical trials in ALS in 2009.

The Company also reduced its general and administrative expenses and ceased and delayed some development projects until it is able to obtain sufficient financing. There can be no assurance that sufficient revenues will be generated and that additional funds will be available on terms acceptable to the Company, or at all.

The Company depends on Ramot to conduct its research and development activities. As discussed in Note 3, the Company didn't make a certain payment in 2008 to Ramot. As a result, the Company did not meet the payment schedule according to the agreement with Ramot and Ramot is entitled to terminate the research and license agreement.

These financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

F.	Property and equipment:

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

The Company’s and its subsidiary’s long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During 2007 and 2008, no impairment losses were identified.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

I.	Severance pay:

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

The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Severance Pay Law in Israel or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies.

Severance expenses for the year ended December 31, 2008, year ended December 31, 2007 were $83, $41, respectively.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

J.	Accounting for stock-based compensation: (Cont.)

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

The Company estimates the fair value of restricted shares based on the market price of the shares at the grant date and estimates the fair value of stock options granted using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility and the expected option term (the time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the period, equal to the expected option term. The expected option term was calculated for options granted to employees and directors in accordance with SAB-107 and SAB 110, using the "simplified" method. Grants to non-employees are based on the contractual term. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

K.	Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares outstanding during each year, plus the dilutive potential of the Common Stock considered outstanding during the year, in accordance with Statement of Financial Accounting Standard 128, "Earnings per Share."

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the year ended December 31, 2008 and December 31, 2007, since all such securities have an anti-dilutive effect.

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

The carrying values of cash and cash equivalents, accounts receivable and prepaid expenses, trade payables and other accounts payable approximate their fair value due to the short-term maturity of these instruments.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

N.	Impact of recently issued accounting standards:

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company's financial position.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

N.	Impact of recently issued accounting standards (cont.):

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of APB 14-1 on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and should be included in the computation of earnings per share pursuant to the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early application is not permitted. The adoption of FSP EITF 03-6-1is not expected to have an impact on the Company's financial position.

EITF Issue No. 07-5
In June 2008, the FASB Emerging Items Task Force reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock". The Consensus was reached on the following three issues:

1.	The way an entity should evaluate whether an instrument (or embedded feature) is indexed to its own stock.
2.
The way the currency in which the strike price of an equity-linked financial instrument (or embedded equity-linked feature) is denominated affects the determination of whether the instrument is indexed to an entity’s own stock.

3.	The way an issuer should account for market-based employee stock option valuation instruments.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

N.	Impact of recently issued accounting standards: (Cont.)

This consensus will affect entities with (1) options or warrants on their own shares (not within the scope of Statement 150), including market-based employee stock option valuation instruments; (2) forward contracts on their own shares, including forward contracts entered into as part of an accelerated share repurchase program; and (3) convertible debt instruments and convertible preferred stock. Also affected are entities that issue equity-linked financial instruments (or financial instruments that contain embedded equity-linked features) with a strike price that is denominated in a foreign currency.

The consensus is effective for fiscal years (and interim periods) beginning after December 15, 2008. The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the issue is adopted as a cumulative-effect adjustment to the opening balance of retained earnings for that fiscal year. Early application is not permitted.

The Company is currently evaluating the effect of EITF 07-5 and has not yet determined the impact of the consensus on its financial position or results of operations.

NOTE 3 -	RESEARCH AND LICENSE AGREEMENT

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 3 -	RESEARCH AND LICENSE AGREEMENT (Cont.)

A.	Cont.

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

In March 2009, the Company received a breach warning from Ramot and the parties are currently negotiating an updated agreement to postpone the payments.  The Company verbally agreed with Ramot on the principles of such agreement but no agreement has been signed yet.

As of April 13, 2009, the Company has paid to Ramot the first three payments, a total of $400, but has not made yet the last two payments totaling  $240 nor paid for the extended research period. As a result, the Company is in breach of the new agreement with Ramot and Ramot may terminate the research and license agreement. The Company is negotiating with Ramot to postpone the payments.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 3 -	RESEARCH AND LICENSE AGREEMENT (Cont.)

A.	Cont.

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

B.	The Company's total current obligation to Ramot as of December 31, 2008, is in the amount of $772. The amount includes $475 for the extended research period.

NOTE 4 -	CONSULTING AGREEMENTS

A.
On July 8, 2004, the Company entered into two consulting agreements with Prof. Eldad Melamed and Dr. Daniel Offen (together, the "Consultants"), upon which the Consultants shall provide the Company scientific and medical consulting services in consideration for a monthly payment of $6 each. In addition, the Company granted each of the Consultants a fully vested warrant to purchase 1,097,215 shares of Common Stock at an exercise price of $0.01 per share. The warrants issued pursuant to the agreement were issued to the Consultants effective as of November 4, 2004. Each of the warrants is exercisable for a seven-year period beginning on November 4, 2005.

B.	As of December 31, 2008, the Company has a total obligation of $226 for services rendered by the Consultants.

NOTE 5 -	ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2008	2007

Government authorities	12	102
Prepaid expenses and other current asset	9	35

	21	137

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 6 -	PROPERTY AND EQUIPMENT

	December 31,
	2008	2007
Cost:
Office furniture and equipment	9	9
Computer software and electronic equipment	101	86
Laboratory equipment	347	237
Leasehold improvements	655	625

	1,112	957
Accumulated depreciation:
Office furniture and equipment	2	1
Computer software and electronic equipment	64	40
Laboratory equipment	95	54
Leasehold improvements	208	123

	369	218
Depreciated cost	743	739

Depreciation expenses for the year ended December 31, 2008 and December 31, 2007 were $151 and $99, respectively.

NOTE 7 -	OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2008	2007

Employee and payroll accruals	176	193
Ramot accrued expenses	475	95
Accrued expenses	1,021	761

	1,672	1,049

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 8 -	SHORT-TERM CONVERTIBLE LOANS

A.	On September 10, 2007, the Company entered into a payment agreement with the lender with respect to the Convertible Promissory Notes issued during 2006.

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

According to the provisions of EITF 02-4, the modification of terms of the convertible loans payments is in the scope of FASB No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings". According to the payment agreement, the carrying amount of the loan is not in excess of total future payments and, therefore, in accordance with FASB No. 15, no gain or loss is recognized. As a result of this agreement, an amount of $200 was included in long-term loan on the balance sheet for the year ended December 31, 2007.

On April 13, 2008 the Company reached  a new agreement with the lender, see Note 9b.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 8 -	SHORT-TERM CONVERTIBLE LOANS (Cont.)

C.
On December 12, 2006, the Company issued a $200 Convertible Promissory Note to a third party. Interest on the note accrues at the rate of 8% per annum and was due and payable in full on December 31, 2007. The note could become immediately due and payable upon the occurrence of certain events of default, as defined in the note. The third party had the right at any time prior to the close of business on the maturity date to convert all or part of the outstanding principal and interest amount of the note into shares of Common Stock. The conversion price, as defined in the note, was 75% (60% upon the occurrence of an event of default) of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert, but in no event will the conversion price be greater than $0.35 or more than 4,000,000 shares of Common Stock be issued. The conversion price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

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

The balance as of December 31, 2007 was comprised as follows:

Note	200
Accrued interest	16

216

On February 21, 2008, the third party converted the entire accrued principal and interest into 619,523 shares of Common Stock.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 8 -	SHORT-TERM CONVERTIBLE LOANS (Cont.)

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

The Company did not pay the loan on the original maturity date. On May 1, 2007, the Company and the creditor agreed that the payment of the $25 for the above Convertible Promissory Note and payment of $50 of the Convertible Promissory Note from the stockholder dated November 14, 2006 would be deferred to May 31, 2007.

For the deferral of the maturity dates, the Company granted on March 25, 2007 to the stockholder, warrants to purchase 75,000 shares of Common Stock at an exercise price of $0.45 per share. The warrants are fully vested and are exercisable at any time after March 25, 2007 until the second anniversary of the issue date. The fair value of the warrants in the amount of $20 was recorded as financial expense for the year end December 31, 2007.

On August 13, 2007, the Company repaid the $25 loan to the stockholder. On August 20, 2007, the stockholder waived all the interest accrued through August 20, 2007 and afterwards. On November 12, 2007, the Company repaid the $50 loan to the stockholder.

E.
On February 5, 2007, the Company issued a $50 Convertible Promissory Note to a stockholder. Interest on the note accrues at the rate of 8% per annum and was due and payable in full on February 5, 2008. The stockholder had the right at any time prior to the close of business on the maturity date to convert all or part of the outstanding principal and interest amount of the note into shares of Common Stock. The conversion price, as defined in the note, was 75% (60% upon the occurrence of an event of default) of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert, but in no event will the conversion price be greater than $0.35 or more than 2,000,000 shares of Common Stock be issued. The conversion price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 8 -	SHORT-TERM CONVERTIBLE LOANS (Cont.)

E.	Cont.

The BCF, in the amount of $37, embedded in the note was calculated based on a conversion rate of 60%, as defined upon the occurrence of an event of default and according to the notes’ effective conversion price. The amount was recorded as discount on the note against additional paid-in-capital and is amortized in full to financial expense due to converting the loan into shares.

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

In accordance with APB 14, the Company allocated the proceeds of the convertible note issued with detachable warrants based on the relative fair values of the two securities at the time of issuance. As a result, the Company recorded in its statement of changes in stockholders' equity for 2007 an amount of $22 with respect to the warrants and the convertible note was recorded in the amount of $128.

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

The company did not pay the loan on the original maturity date, and is negotiating with the third party for new payment terms.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 8 -	SHORT-TERM CONVERTIBLE LOANS (Cont.)

The balance of the convertible loan, is comprised as follows:

	December 31,
	2008	2007

Note	150	150
Discount	-	(24)
Accrued interest	22	10

	172	136

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 8 -	SHORT-TERM CONVERTIBLE LOANS (Cont.)

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

22

On February 18, 2008, the third party converted the entire accrued principal and interest amount of $27 into 75,937 shares of Common Stock.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 8 -	SHORT-TERM CONVERTIBLE LOANS (Cont.)

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

In accordance with APB 14, the Company allocated the proceeds of the convertible note issued with detachable warrants based on the relative fair values of the two securities at the time of issuance. As a result, the Company recorded in its statement of changes in stockholders' equity for 2007 an amount of $46 with respect to the warrants and the convertible note was recorded in the amount of $204.

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

J.
On July 3, 2007, the Company issued a $30 Convertible Promissory Note to a third party. Interest on the note accrues at the rate of 8% per annum and is due and payable in full on July 3, 2008. The note will become immediately due and payable upon the occurrence of certain events of default, as defined in the note. The third party had the right at any time prior to the close of business on July 3, 2008 to convert all or part of the outstanding principal and interest amount of the note into shares of Common Stock. The conversion price, as defined in the note, will be 75% (60% upon the occurrence of an event of default) of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert, but in no event shall the conversion price be greater than $0.35 or more than 1,000,000 shares of Common Stock be issued. The conversion price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 8 -	SHORT-TERM CONVERTIBLE LOANS (Cont.)

J.	Cont.

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

The balance as of December 31, 2007 was comprised as follows:

Note	30
Discount	(10)
Accrued interest	1

21

On June 5, 2008, the third party converted the entire accrued principal and interest amount of $32 into 92,008 shares of Common Stock.

K.
On July 3, 2007, the Company issued a $100 Convertible Promissory Note to a third party. Interest on the note accrues at the rate of 8% per annum and is due and payable in full on July 3, 2008. The note becomes immediately due and payable upon the occurrence of certain events of default, as defined in the note. The third party had the right at any time prior to the close of business on the maturity date to convert all or part of the outstanding principal and interest amount of the note into shares of Common Stock. The conversion price, as defined in the note, will be 75% of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert, but in no event shall the conversion price be greater than $0.35 or more than 2,000,000 shares of Common Stock be issued.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 8:-	SHORT-TERM CONVERTIBLE LOANS (Cont.)

K.	Cont.

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

NOTE 9 -	SHORT-TERM LOANS

A.
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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 9 -	SHORT-TERM LOANS (Cont.)

A.	Cont.

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

B.
On April 13, 2008, the Company entered into a new agreement with a lender which the lender agreed to partially defer and partially convert to the Company’s Common Stock the payment of $1,250 after payment of $100 owed by the Company to the lender based on the payment agreement between the two parties (see Note 8a).

Pursuant to the new agreement, the Company agreed to pay $250 of the Debt in accordance with the following schedule:

Payment Date	Amount

May 30, 2008	50
July 31, 2008	50
September 30, 2008	50
December 31, 2008	50
February 28, 2009	50

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 9 -	SHORT-TERM LOANS (Cont.)

B.	Cont.

In addition, the Company issued 2,857,142 shares of common stock to the lender in lieu of the repayment of $1,000 of the Debt.

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

As of December 31, 2008 the Company paid the first payment to the lender and the last four installments have not been paid yet. On April 2, 2009, the Company and the lender agreed to convert the entire debt to shares (see note 14a).

Since the outcome of the issuance of the shares was to relieve the debtor from its obligation, based on paragraph 16a of FASB No 140 “accounting for transfer and servicing of financial assets and extinguishment of liabilities“ the company derecognized the liability with the difference  recognized in earning.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 10 -	COMMITMENTS AND CONTINGENCIES

A.
On December 1, 2004, the Israeli subsidiary entered into a lease agreement for the lease of its facilities. The term of the lease is 36 months, with two options to extend: one for an additional 24 months (the "First Option"); and one for an additional 36 months (the "Second Option"). Rent is to be paid on a quarterly basis in the following amounts: (i) NIS 17,965 (approximately $5) per month during the first 12 months of the lease; (ii) NIS 19,527 (approximately $5) per month during the following 24 months of the lease; (iii) NIS 22,317 (approximately $6) per month during the First Option period; and (iv) NIS 23,712 (approximately $6) per month during the Second Option period. On December 1, 2007, the lease agreement has expired and the Israeli subsidiary has entered into the First Option.

On July 25, 2006 the Company entered into a lease agreement for it's office in the US at a monthly rate of $2.5. On February 6, 2008 the landlord agreed to waive any amount owed by the Company to the landlord and let the company continue to occupy the office for no additional consideration. Therefore, amount of $35 was deducted from expenses in the general and administrative expenses for the year ended December 31, 2008.

The facilities and vehicles of the Company and its subsidiary are rented under operating leases that expire on various dates. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2008 are as follows:

Period ending December 31,	Facilities	Vehicles	Total

2009	81	42	123
2010	86	34	120
2011	86	1	87

	253	77	330

Total rent expenses for the year ended December 31, 2008 and 2007 were $70 and $90 respectively.

B.
The Company's subsidiary gave a bank guarantee in the amount of $36 to secure its obligation under the facilities lease agreement. Accordingly, an amount of $ 36 is represented in the balance sheet as restricted cash.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 10 -	COMMITMENTS AND CONTINGENCIES (Cont.)

C.	Cont.

Such Termination Agreement settles all of Dr. Beck's claims against the Company. No further claims can be raised by either party following the signing of the Termination Agreement.

As of December 31, 2008, there is still an unpaid balance of $17 to Dr. Beck regarding this Termination Agreement.

D.	Commitments to pay royalties to the Chief Scientist:

The Company’s subsidiary obtained from the Chief Scientist of the State of Israel grants for participation in research and development for the years 2007 and 2008 and, in return, the subsidiary is obligated to pay royalties amounting to 3% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of Libor per annum.
Through December 31, 2008, total grants obtained amounted to $798.

NOTE 11 -	STOCK CAPITAL

A.	The rights of Common Stock are as follows:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

1.	Private placements: (Cont.)

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11:-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

1.	Private placements: (Cont.)

f)	Cont.

As of December 31, 2008, the investor completed payment of the first four installments and $281 of the fifth installment and the Company issued to the investor and its designee  an aggregate of 19,250,000 shares of common stock and a warrant to purchase 10,083,333 shares of the Company's common stock at an exercise price of $0.20 per share , a warrant to purchase 10,083,333 shares of common stock at an exercise price of $0.29 per share and a warrant to purchase 1,008,334 shares of  common stock at an exercise price of $0.36 per share. The warrants may be exercised at any time and expire on November 5, 2011.

The investor did not complete his obligation based on the investment agreement above. The Company is negotiating with the investor on continuance of payments. The investor continued to invest in the company during 2009.

In addition, the Company agreed to issue an aggregate of 1,250,000 shares of Common Stock to a related party as an introduction fee for the investment. The shares shall be issued pro rata to the funds received from the investor.

As of December 31, 2008, 875,000 shares of Common Stock had been issued as an introduction fee.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11:-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors:

a)	Options to employees and directors:

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

As of December 31, 2008, 5,151,684 options are available for future grants.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11:-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

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

On November 5, 2008, the Company entered into an amendment to the Company's option to purchase 1,000,000 shares of common stock agreement with the Company's CEO. The amendment changes the exercise price of the option from $0.87 to $0.15 per share. The compensation related the modification of the purchase price in the amount of $4 was recorded as general and administrative expense.

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

	Year ended December 31,			Year ended December 31,
	2008			2007
	Amount of options	Weighted average exercise price	Aggregate intrinsic value	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$		$	$
Outstanding at beginning of period	5.280.760	0.372	-	2,850,760	0.188	$332
Granted	170,000	0.49		2,540,000	0.57
Exercised	(17,399)	0.15		-	-
Cancelled	-	-		(110,000)	0.179

Outstanding at end of period	5,433,361	*0.244	-	5,280,760	0.372	$1,663

Vested and expected-to-vest at end of period	4,324,437	0.238	-	3,158,354	0.195	$1,427

*)
During 2008, the Company extended  the exercise period for some of it employees that were terminated. The extension was accounted for as modification in accordance with SFAS 123(R). According to SFAS 123(R), modifications are treated as an exchange of the original award, resulting in additional compensation expense based on the difference between the fair value of the new award and the original award immediately before modification. Applying modification accounting resulted in additional compensation expense for the year ended December 31, 2008, amounted to $6.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on December 31, 2008 and 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008 and 2007.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

The options outstanding as of December 31, 2008, have been separated into exercise prices, as follows:

	Options outstanding as of	Weighted average remaining	Options exercisable as of
	December 31,	contractual	December 31,
Exercise price	2008	life	2008
$		Years

0.15	2,838,361	4.15	2,838,361
0.49	170,000	0.83	170,000
0.75	105,000	4.94	99,688
0.28	10,000	0.83	10,000
0.4	180,000	6.01	127,500
0.47	780,000	5.41	480,000
0.39	250,000	5.75	165,556
0.5	100,000	0.67	100,000
0.15	1,000,000	8.81	333,333

	5,280,760	5.17	4,324,438

Compensation expense recorded by the Company in respect of its stock-based employee compensation award in accordance with SFAS 123(R) for the year ended December 31, 2008 and 2007 amounted to $731 and $1,232, respectively.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

The fair value of the options is estimated at the date of grant using a Black-Scholes options pricing model with the following assumptions used in the calculation:
	Year ended December 31,
	2008	2007

Expected volatility	112%-165%	93% - 115%
Risk-free interest	0.37%-3.73%	3.34% - 4.51%
Dividend yield	0%	0%
Expected life of up to (years)	1-10	5 - 6
Forfeiture rate	0	0%

b)	Restricted shares to directors:

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

On August 27, 2008 the Company issued to its director 960,000 shares of common stock upon a cashless exercise by a shareholder of a warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $.01 per share that was acquired by the shareholder from Ramot. The shares were allocated to the director by the shareholder.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11:-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

a)	Warrants:
Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through

November 2004	12,800,845	3,141,925	40,000	9,618,920	0.01	9,618,920	November 2012
December 2004	1,800,000	1,800,000		-	0.00005	—	-
February 2005	1,894,808		1,894,808	-	2.5	-
May 2005	47,500			47,500	1.62	47,500	May 2010
June 2005	30,000			30,000	0.75	30,000	June 2010
August 2005	70,000		70,000	-	0.15	-	-
September 2005	3,000	3,000		-	0.15	-	-
September 2005	36,000			36,000	0.75	36,000	September 2010
September-December 2005	500,000		500,000	-	1	-	-
December 2005	20,000	20,000		-	0.15	-	-
December 2005	457,163			457,163	0.15	457,163	July 2010
February 2006	230,000			230,000	0.65	153,333	February 2008
February 2006	40,000			40,000	1.5	40,000	February 2011
February 2006	8,000			8,000	0.15	8,000	February 2011
February 2006	189,000	97,696	91,304	-	0. 5	-	-
May 2006	50,000			50,000	0.0005	50,000	May 2016
May -December 2006	48,000			48,000	0.35	48,000	May - December 2011
May -December 2006	48,000			48,000	0.75	48,000	May - December 2011
May 2006	200,000			200,000	1	200,000	May 2011
June 2006	24,000			24,000	0.15	24,000	June 2011
May 2006	19,355			19,355	0.15	19,355	May 2011
October 2006	630,000	630,000		-	0.3	-	-
December 2006	200,000		200,000	-	0.45	-	-
March 2007	200,000			200,000	0.47	200,000	March 2012
March 2007	500,000			500,000	0.47	291,667	March 2017
March 2007	50,000			50,000	0.15	50,000	March 2010
March 2007	15,000			15,000	0.15	15,000	February 2012
February 2007	50,000			50,000	0.45	50,000	February 2009
March 2007	225,000			225,000	0.45	225,000	March 2009
March 2007	50,000			50,000	0.45	50,000	March 2010
April 2007	33,300			33,300	0.45	33,300	April 2009
May 2007	250,000		*250,000	-	0.45	-	-
July 2007	500,000			500,000	0.39	236,111	July 2017
September 2007	500,000			500,000	0.15	500,000	August 2017
August 2007	7,562,500			7,562,500	0.2	7,562,500	November 2011
July 2007	30,000			30,000	0.45	30,000	July 2009
July 2007	100,000			100,000	0.45	100,000	July 2010
October 2007	200,000			200,000	0.15	150,000	August - October 2017
November 2007	2,520,833			2,520,833	0.20	2,520,833	November 2011
November 2007	2,016,667			2,016,667	0.29	2,016,667	November 2011
April 2008	4,537,500			4,537,500	0.29	4,537,500	November 2011
August 2008	3,529,166			3,529,166	0.29	3,529,166	November 2011
August 2008	1,083,333			1,083,333	0.36	1,008,333	November 2011
November 2008	100,000			100,000	0.15	100,000

	43,323,970	5,692,621	3,046,112	34,585,237		33,986,349

*)	See Note 8i.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

a)	Warrants:

The fair value for the warrants to service providers was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for the year ended December 31, 2008 and December 31, 2007; weighted average volatility of 126%-165% and 108%, 93%-115%, respectively, risk free interest rates of 0.37%-2.12% and 3.3%-4.5%, respectively dividend yields of 0% and a weighted average life of the options of 1-9 and 6-7 years, respectively.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

b)	Shares:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

b)	Shares:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11:-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

b)	Shares:

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

A summary of the Company's stock awards activity related to shares issued to service providers and related information is as follows:

	Year ended December 31,		Year ended December 31,
	2008		2007
	Amount of shares	Weighted average issue price	Amount of shares	Weighted average issue price
		$		$

Outstanding at beginning of period	2,851,224	0.86	2,307,129	0.97
Issued	90,000	0.40	544,095	0.40

Outstanding at end of period	2,941,224	0.85	2,851,224	0.86

c)	Stock-based compensation recorded by the Company in respect of shares and warrants granted to service providers amounted to $13 and $1,466 for the year ended December 31, 2008 and 2007, respectively.

The total stock-based compensation expense, related to shares, options and warrants granted to employees and service providers, was comprised, at each period, as follows:

	Year ended December 31,		Period from September 22, 2000 (inception date) through December 31,
	2008	2007	2008

Research and development	219	783	16,625
General and administrative	509	1,895	7,583
Financial expenses, net	36	20	56
Total stock-based compensation expense	764	2,698	24,264

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 12 -	TAXES ON INCOME

A.	Tax rates applicable to the income of the subsidiary:

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

B.	Tax laws applicable to the income of the Subsidiary:

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

Tax benefits and reduced tax rates under the Alternative Track of Benefits; and

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 12 -	TAXES ON INCOME (Cont.)

D.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:
	December 31,
	2008	2007

Operating loss carryforward	29,316	27,540

Net deferred tax asset before valuation allowance	13,192	12,215
Valuation allowance	(13,192)	(12,215)

Net deferred tax asset	-	-

As of December 31, 2008, the Company has provided valuation allowances of $13,192 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

E.	Available carryforward tax losses:

As of December 31, 2008, the Company has an accumulated tax loss carryforward of approximately $10,200. Carryforward tax losses in the U.S. can be carried forward and offset against taxable income in the future for a period of 20 years. Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

F.	Loss from continuing operations, before taxes on income, consists of the following:

	Year ended December 31,
	2008	2007

United States	(1,776)	(5,007)
Israel	(1,696)	(1,237)

	(3,472)	(6,244)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 12 -	TAXES ON INCOME (Cont.)

G.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is not currently subject to any IRS or state tax examinations but years 2001-2007 remain open for examination.

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company has accumulated tax loss carryforwards of approximately $11,000 and has taken a full valuation allowance against deferred tax assets. As a result, there are no tax benefits existing subject to adjustment under FIN 48.

H.	BCT has not received final tax assessments since its incorporation.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 13 -	TRANSACTIONS WITH RELATED PARTIES
		Year ended December 31,
		2008	2007

A.	Fees and related benefits and compensation expenses in respect of options granted to a member of the Board who is a related party	23	128
B	Salary to the Company president which controls the company's main shareholder	59	-
C.	Financial expenses (income) connected to convertible loan from related party (Note 8b)	-	(3)

D.	As for transactions with Ramot, see Note 3.

NOTE 14 -	SUBSEQUENT EVENTS (Cont.)

A.	On March 29, 2009, the Company's Board passed the following resolutions:

1.	Issuance of 2,500,000 restricted shares of common stock to a lender. The shares are for the $200 unpaid loan to the lender (see note 9b).

2.	Issuance of 1,800,000 restricted shares to the Company's chief technology advisor. The shares are for the $180 unpaid debt to the advisor.

3.	Allocation of 1,000,000 shares of common stock for a frame program for conversion suppliers and consultants debt to shares of the Company common stock.

B.	On April 13, 2009, the Company’s Board passed the following resolutions:

1.	Issuance of 250,000 restricted shares to a Company advisor. The shares are for $25 unpaid debt to the advisor.

2.
Grant option to purchase 200,000 shares of Common Stock at an exercise price of $0.10 per share to the Company’s legal advisor for legal services.  The option vests and becomes exercisable on the first anniversary of the grant date.

3.	Elect Abraham (Rami) Efrati, the Company’s CEO, to the Board of Directors.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies in internal control over financial reporting, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008:

•
The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements. Specifically, our Chief Financial Officer handles all the accounting issues of the Company alone because we recently terminated the Company’s accountant as part of the downsizing of the Company’s staff.

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

Management’s Remediation Initiatives

We plan to develop policies and procedures for training of personnel or external advisers to verify that we have a sufficient number of personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. Where necessary, we will supplement personnel with qualified external advisors. Additionally, where appropriate and if we have the resources, we plan to identify training on accounting principles and procedures that would benefit our accounting and finance personnel.

Internal Control Enhancements Implemented During the Fiscal Year Ended December 31, 2008

We implemented a new ERP software system that strengthens our internal control over financial reporting. The Company started to work with the new ERP system on January 1, 2008.  In November 2008, we terminated some employees who operated the ERP system.  Therefore, the ERP system currently operates only as bookkeeping software.

Also, during the fiscal year ended December 31, 2007, we hired a full-time bookkeeper and salary controller with relevant accounting experience, skills and knowledge, thereby increasing internal accounting expertise. On October 31, 2008, we terminated the bookkeeper due to the Company’s financial situation.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

On April 13, 2009, the Board of Directors elected Abraham (Rami) Efrati to the Board of Directors, provided that Mr. Efrati will tender his resignation from the Board of Directors at such time as his employment with the Company terminates.  Mr. Efrati joined the Company in October 2007 as our Chief Executive Officer.  Mr. Efrati has not been named to any committees of the Board of Directors, nor does the Company expect that he will be named to any committees of the Board of Directors.  There are no arrangements or understandings between Mr. Efrati and any other persons pursuant to which Mr. Efrati was selected as a director.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is a summary description of the principal occupation and business experience of each of the Company's directors and executive officers:

Name	Age	Position
Abraham Efrati	59	Chief Executive Officer and Director
Chaim Lebovits	38	President
David Stolick	43	Chief Financial Officer
Irit Arbel	49	Director
Jonathan C. Javitt	52	Director
Moshe Lion	47	Director
Robert Shorr	55	Director
Malcolm Taub	63	Director

Abraham (Rami) Efrati joined the Company in October 2007 as our Chief Executive Officer. On April 13, 2009, Mr. Efrati was elected to the Board of Directors. In 2004, Mr. Efrati founded, and is currently the Chief Executive Officer of, Pro-Int Ltd., a private company. In 2005, Mr. Efrati co-founded, and is currently the Chief Executive Officer of, TeleFlight Technologies Ltd., a technology company specializing in research and development of micro electronics solutions mainly oriented for unmanned systems.  From 1997 until 2004, Mr. Efrati served as the Vice President, Sales, Business Development and Marketing for the government project division of NICE-Systems Ltd., a leading provider of solutions that capture, manage and analyze unstructured multimedia content and transactional data enabling companies and public organizations to enhance business and operational performance, address security threats and behave proactively.

Chaim Lebovits joined the Company in July 2007 as our President. Mr. Lebovits controls ACC Holdings, a holding company which controls three subsidiaries: (i) C&L Natural Resources; (ii) ACC Resources; and (iii) ACCBT. C&L Natural Resources focuses on oil production in West Africa and operates an oil and gas field with proven reserves of 20 million barrels of oil and an option to discover up to an additional 100 million barrels of oil. ACC Resources holds 10 permits for gold exploration in Burkina Faso. ACCBT focuses on new and emerging biotechnologies. Mr. Lebovits has been at the forefront of mining and natural resource management in the African region for close to a decade. Mr. Lebovits serves as the President and as a director of Dominion Minerals Corp., a company that trades on the OTC BB.

David Stolick joined the Company in February 2005 as our Chief Financial Officer. From January 1995 to April 2005, Mr. Stolick was Corporate Controller of M-Systems Flash Disk Pioneers Ltd., a NASDAQ listed company. In 1994, he served as Deputy Controller of Electronics Line Ltd., an Israeli publicly traded company, and from 1991 until 1994 he was Audit Manager at Goldstein, Sabbo, and Tebet Accountants. Mr. Stolick holds a B.A. in Economics and Accounting from Ben-Gurion University. He has been qualified as a certified accountant in Israel since 1993.

Dr. Irit Arbel joined the Company in May 2004 as a director and as our President. She served as President until she resigned in November 2004. Dr. Arbel was President and CEO of Pluristem Life Systems, Inc. from 2002 to June 2004, and was Israeli Sales Manager of Merck, Sharp & Dohme from 1998 to 2002. From 1995 to 1997, Dr. Arbel served as the head of research for Hadassa-Ein Karem Hospital in Jerusalem. Dr. Arbel specialized in the use of pharmaceuticals for neurology, ophthalmology and dermatology treatments. Dr. Arbel earned her Post Doctorate degree in 1997 in Neurobiology, after performing research in the area of Multiple Sclerosis. Dr. Arbel also holds a Chemical Engineering degree from the Technion, Israel's Institute of Technology.

Dr. Jonathan C. Javitt joined the Company as a director in August 2007. Dr. Javitt is a physician with a background in information technology, health economics, and public health. Since 2001, Dr. Javitt has served as a Senior Fellow of the Potomac Institute for Policy Studies, and since 1998 has also served as Chairman and CEO of Health Directions, LLC, an investment and consulting group that focuses on healthcare information technology and biotechnology. Dr. Javitt has been a founder of health information technology companies that have become part of Siemens, Inc., United Health Group, Inc., and Aetna, Inc. Currently, he serves as Managing Director for Health Care and Life Sciences of BTI, Inc. and is a Director of Flexscan, Inc.  Since 1988, Dr. Javitt has also served as a Professor of Ophthalmology (adjunct) at the Johns Hopkins University. Dr. Javitt has considerable expertise and experience in the development of new drugs, having worked extensively over the past twenty years with Merck, Inc., Pfizer, Inc., Allergan, Inc., Alcon, Inc., OSI, Inc., and others in bringing new drugs and medical devices to the marketplace.

Mr. Moshe Lion joined the Company as a director in July 2007. Since 1999, Mr. Lion has been a senior partner of Lion, Orlitzki and Partners, a member of Moore Stephens international partnership. Mr. Lion also serves as a director for Elbit Medical Imaging Ltd. Previously, Mr. Lion was Chairman of Israel Railways, Director of the Israel Council for Higher Education and the Wingate Institute for Physical Education, Director of Elscint Ltd., Director of Massad Bank and Director of Bank Tefahot. Prior to that, Mr. Lion served as Director General of the Israeli Prime Minister's Office as well as an economic advisor to the Israeli Prime Minister. He also served as the Head of the Bureau of the Israeli Prime Minister's Office. Mr. Lion holds a Bachelor of Arts degree in accounting and economics and a Master's Degree in Law (LL.M.) from Bar Ilan University.

Dr. Robert Shorr joined the Company as a director in March 2005. Since 2000, Dr. Shorr has served as President and CEO of Cornerstone Pharmaceuticals, a bio technology company. Since 1998, he has also served as Director of Business Development at the State University of New York at the Stony Brook Center for Advanced Technology. From 1998 until 2002, Dr. Shorr was Vice-President of Science and Technology (CSO) of United Therapeutics, a NASDAQ listed company. He has served as trustee at the Tissue Engineering Charities, Imperial College, London since 1999. Prior to 1998 he held management positions at Enzon Inc., a NASDAQ listed company, and AT Biochem of which he was also founder. Dr. Shorr also served on the Board of Directors of Biological Delivery Systems Inc., a NASDAQ listed company. Dr. Shorr holds both a Ph.D. and a D.I.C. from the University of London, Imperial College of Science and Technology as well as a B.Sc. from the State University of New York.

Malcolm Taub joined the Company as a director in March 2009.  Since 1995, Mr. Taub has been the Managing Member of Malcom S. Taub LLP, a law firm which practices in the area of commercial litigation, among other practice areas. Mr. Taub also works on art transactions, in the capacity of an attorney and consultant.  My Taub has also served as a principal of a firm that provides consulting services to private companies going public in the United States. Mr. Taub has acted as a consultant to the New York Stock Exchange in its Market Surveillance Department.  Mr. Taub acts as a Trustee of The Gateway Schools of New York and The Devereux Glenholme School in Washington, Connecticut.  Mr. Taub has served as an adjunct professor at Long Island University, Manhattan Marymount College and New York University Real Estate Institute.  Mr. Taub holds a B.A. degree from Brooklyn College and a J.D. degree from Brooklyn Law School. Mr. Taub serves on the Board of Directors of Safer Shot, Inc. (formerly known as Monumental Marketing Inc.), a company which trades on the Pink Sheets.

Certain Arrangements

Under the Security Holders Agreement (described in detail under the heading “Change in Control” in Item 12 below), ACCBT is entitled to nominate 50.1% of our Board of Directors. Dr. Jonathan C. Javitt and Moshe Lion were nominated pursuant to this provision.

Family Relationships

No director or executive officer is related by blood, marriage or adoption to any other director or executive officer.

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

Audit Committee

On February 7, 2008, the Board of Directors established a standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, which assists the Board of Directors in fulfilling its responsibilities to stockholders concerning the Company’s financial reporting and internal controls, and facilitates open communication among the Audit Committee, Board of Directors, outside auditors and management. The Audit Committee discusses with management and the Company’s outside auditors the financial information developed by the Company, the Company’s systems of internal controls and the Company’s audit process. The Audit Committee is solely and directly responsible for appointing, evaluating, retaining and, when necessary, terminating the engagement of the independent auditor. The independent auditors meet with the Audit Committee (both with and without the presence of the Company’s management) to review and discuss various matters pertaining to the audit, including the Company’s financial statements, the report of the independent auditors on the results, scope and terms of their work, and their recommendations concerning the financial practices, controls, procedures and policies employed by the Company. The Audit Committee preapproves all audit services to be provided to the Company, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to the Company by the independent auditor. The Audit Committee coordinates the Board of Directors’ oversight of the Company’s internal control over financial reporting, disclosure controls and procedures and code of conduct. The Audit Committee is charged with establishing procedures for (i) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters; and (ii) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters. The Audit Committee reviews all related party transactions on an ongoing basis, and all such transactions must be approved by the Audit Committee. The Audit Committee is authorized, without further action by the Board of Directors, to engage such independent legal, accounting and other advisors as it deems necessary or appropriate to carry out its responsibilities. The Board of Directors has adopted a written charter for the Audit Committee, which is available in the corporate governance section of the Company’s website at www.brainstorm-cell.com. The Audit Committee currently consists of Mr. Lion (Chairman), Dr. Arbel and Mr. Taub, each of whom is independent as defined under applicable Nasdaq listing standards.

The Board of Directors does not have a standing nominating committee, instead each member of the Board of Directors participates in the consideration of director nominees. Due to the size of the Company, the Board of Directors does not currently have a policy regarding stockholder recommendations of director nominees. The Board of Directors does not have any specific, minimum qualifications for director nominees, but considers a variety of factors in selecting director nominees, including, but not limited to the following: integrity, education, business acumen, knowledge of the Company's business and industry, age, experience, diligence, conflicts of interest and the ability to act in the interests of all stockholders.

Audit Committee Financial Expert

The Board of Directors has determined that Moshe Lion is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. Mr. Lion is independent as defined under applicable Nasdaq listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our Common Stock (collectively, the "Reporting Persons"), to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2008, all Reporting Persons complied with the applicable requirements of Section 16(a) of the Exchange Act, except for the following:

•	ACCBT Corp. filed one late Form 4, reporting a total of four transactions late.

There are no known failures to file a required Form 3, Form 4 or Form 5.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth certain summary information with respect to the compensation paid during the fiscal years ended December 31, 2008 and December 31, 2007 earned by each of the following individuals: (i) the Chief Executive Officer, (ii) the President, and (iii) the Chief Financial Officer (together, the “Named Executive Officers”). In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

SUMMARY COMPENSATION TABLE (*)

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($)(2)	Total ($)
Abraham (Rami) Efrati	2008	179,889	246,153	61,255	487,297	(3)
Chief Executive Officer and Director	2007	39,565	46,130	11,468	97,163

Chaim Lebovits	2008	56,405	-	2,937	59,342	(4)
President	2007	-	-	-	-

David Stolick	2008	104,784	80,230	40,173	225,187	(5)
Chief Financial Officer	2007	86,931	299,365	34,057	420,353

(*)Each of the Named Executive Officers is paid in New Israeli Shekel (NIS); the amounts above are the U.S. dollar equivalent. The conversion rate used was the average of the end of month’s rate between the U.S. dollar and the New Israeli Shekels (NIS) as published by the Bank of Israel, the central bank of Israel.

(1) The value of the option awards are determined in accordance with SFAS 123(R) as disclosed in Footnote 2(j) to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There can be no assurance that the amounts calculated under SFAS 123(R) will be realized and amounts realized could ultimately exceed the amounts calculated under SFAS 123(R).

(2) Includes management insurance (which includes pension, disability insurance and severance pay), payments towards such employee’s education fund, amounts paid for use of a Company car and Israeli social security.

(3) In 2008, Mr. Efrati earned a salary of $179,889 and other compensation in the amount of $61,255, totaling $241,144, but only $165,780 was paid to Mr. Efrati in 2008 due to the Company’s lack of funds.  The Total reflects total compensation earned in 2008.

(4) In 2008, Mr. Lebovits earned a salary of $56,405, and other compensation in the amount of $2,937, totaling $59,342, but only $27,489 was paid to Mr. Lebovits in 2008 due to the Company’s lack of funds.  The Total reflects total compensation earned in 2008.

(5) In 2008, Mr. Stolick earned a salary of $104,784 and other compensation in the amount of $40,173, totaling $144,956, but only $120,156 was paid to Mr. Stolick in 2008 due to the Company’s lack of funds.  The Total reflects total compensation earned in 2008.

Executive Employment Agreement and Termination of Employment and Change-in-Control Arrangements

Abraham Efrati. Pursuant to his employment agreement dated October 7, 2007, Mr. Efrati is entitled to an initial base salary of 50,000 NIS per month (approximately $14,285).

Mr. Efrati is entitled to coverage under our Manager’s Insurance Policy. Mr. Efrati is also entitled to an education fund and the use of a Company car.

Mr. Efrati’s employment under his employment agreement is “at will”. It may be terminated by him upon giving notice of ninety (90) days prior to his departure until the first anniversary of his employment and upon notice of one hundred and eighty (180) days notice after the first anniversary. The Company may terminate Mr. Efrati’s employment with the same amount of notice, however the Company may also terminate Mr. Efrati by giving payment for the notice period in lieu of prior notice and may terminate Mr. Efrati without any notice or any compensation whatsoever if such termination is for cause (as “cause” is defined in Mr. Efrati’s employment agreement).

Mr. Efrati has also agreed not to compete with the Company or solicit the Company’s customers or employees during the term of his employment and for a period of twelve (12) months following the termination of his employment for any reason.

Chaim Lebovits. On February 11, 2008, the Company agreed that it would provide Mr. Lebovits with a salary of 37,450 NIS per month (approximately $10,400) starting February 15, 2008. The Company and Mr. Lebovits have not yet entered into a written agreement.

David Stolick. Pursuant to his employment agreement effective as of February 13, 2005 (the “Stolick Effective Date”), Mr. Stolick was entitled to an initial base salary of 20,000 NIS per month (approximately $4,470), which was increased six (6) months subsequent to the Stolick Effective Date, to 28,000 NIS per month. Mr. Stolick was granted, pursuant to the Company’s Global Plan, an option to purchase 400,000 shares of the Company’s Common Stock at a price per share of $0.75 each, which options will vest and become exercisable in thirty-six (36) equal monthly installments from the Stolick Effective Date. This option shall be exercisable by Mr. Stolick for a ten (10) year period following the Stolick Effective Date, but in any case not later than two (2) years after termination of the agreement. On February 6, 2006, the Company’s Board of Directors approved the repricing of this option, such that said option now has an exercise price of $0.15 per share as opposed to $0.75 per share.  Mr. Stolick is entitled to coverage under the Company’s Directors’ and Officers’ liability insurance policy and to a written undertaking from the Company and its subsidiary to indemnify and release him to the full extent possible in accordance with the Israeli Companies Law 5759-1999 and the applicable laws of the State of Delaware.

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

Terms of Option Awards

 Mr. Stolick was granted, pursuant to the Company’s Global Plan, an option to purchase 100,000 shares of the Company’s Common Stock at a price per share of $0.15 each, which options were fully vested and exercisable on the date of grant, May 2, 2006.  In addition, on March 21, 2007, Mr. Stolick was granted, pursuant to the Company’s Global Plan, an option to purchase 350,000 shares of the Company’s Common Stock at a price per share of $0.47 each, which options will vest and become exercisable in 36 equal monthly installments from the date of grant, provided Mr. Stolick is employed by or providing services to the Company on each applicable vesting date.  These options shall be exercisable by Mr. Stolick for a ten (10) year period following the date of grant, but in any case not later than two (2) years after termination of his employment agreement.

On October 23, 2007, Mr. Efrati was granted, pursuant to the Company’s Global Plan, an option to purchase 1,000,000 shares of the Company’s Common Stock at a price per share of $0.87 each, which options will vest and become exercisable with respect to 1/6 of the shares subject to the option on each six-month anniversary of the date of grant, provided Mr. Efrati is employed by or providing services to the Company on each applicable vesting date.  This option shall be exercisable by Mr. Efrati for a ten (10) year period following the date of grant. On November 5, 2008, the Company’s Board of Directors approved the repricing of this option, such that said option now has an exercise price of $0.15 per share as opposed to $0.87 per share.

Outstanding Equity Awards

The following table sets forth information regarding equity awards granted to any Named Executive Officer that are outstanding as of December 31, 2008. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Abraham (Rami) Efrati	333,333	666,667	(1)	0.15	10/22/17

Chaim Lebovits	—	—		—	—

David Stolick	400,000	—		0.15	2/13/15
	100,000	—		0.15	5/1/16
	204,167	145,833	(2)	0.47	3/20/17

(1) Options for the purchase of approximately 166,666 shares vest and become exercisable on April 15, 2009, October 15, 2009, April 15, 2010 and October 15, 2010. On November 5, 2008, the Company approved the repricing of Mr. Efrati’s option to purchase 1,000,000 shares of Common Stock, such that said option shall have an exercise price of $0.15 per share instead of $0.87 per share.

(2) Options for the purchase of approximately 9,722 shares vest and become exercisable each month until they are fully vested and exercisable on March 20, 2010.

Stock Incentive Plans

In November 2004 and February 2005, the Company’s Board of Directors adopted and ratified the Global Plan and the U.S. Plan, respectively, and further approved the reservation of 9,143,462 shares of the Company’s Common Stock for issuance thereunder. The Company’s stockholders approved the Plans and the shares reserved for issuance thereunder at a special meeting of stockholders that was held on March 28, 2005.

On April 28, 2008, the Board approved the amendment and restatement of the Plans to increase the number of shares available for issuance under the Plans by an additional 5,000,000 shares.  The Company’s stockholders approved the amendment and restatement of the Plans on June 5, 2008.

Under the Global Plan, the Company granted a total of 8,161,778 options with various exercise prices (a weighted average exercise price of $0.376) and expiration dates, to service providers, subcontractors, directors, officers, and employees. Under the U.S. Plan, the Company issued an additional 830,000 shares of restricted stock and options to Scientific Advisory Board members, consultants, and directors. As of March 31, 2009, there were 5,151,384 shares available for issuance under the Plans.

Director Compensation

The following table sets forth certain summary information with respect to the compensation paid during the fiscal year ended December 31, 2008 earned by each of the directors of the Company. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

DIRECTOR COMPENSATION TABLE FOR FISCAL 2008

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)		Option Awards ($) (1)		Total ($)
Dr. Irit Arbel (*)	10,000	—		12,611	(2)	22,611
Dr. Robert Shorr	10,000	53,829	(3)	—		63,829
Mr. Moshe Lion	—	—		—	(4)	—
Dr. Jonathan Javitt	—	—		—	(5)	—
Mr. Malcolm Taub(6)	—	—		—		—

(*) Dr. Irit Arbel is paid in New Israeli Shekel (NIS); the amounts above are the U.S. dollar equivalent. The conversion rate used was the average of the end of month’s rate between the U.S. dollar and the New Israeli Shekels (NIS) as published by the Bank of Israel, the central bank of Israel.
(1) The value of the stock awards and the option awards are determined in accordance with SFAS 123(R) as disclosed in Footnote 2(j) to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There can be no assurance that the amounts calculated under SFAS 123(R) will be realized and amounts realized could ultimately exceed the amounts calculated under SFAS 123(R).
(2) At December 31, 2008, options to purchase 300,000 shares of Common Stock granted to Dr. Arbel were outstanding.
(3) At December 31, 2008, Dr. Shorr held an aggregate of 100,000 restricted shares.

(4) At December 31, 2008, options to purchase 100,000 shares of Common Stock granted to Mr. Lion were outstanding.
(5) At December 31, 2008, options to purchase 100,000 shares of Common Stock granted to Dr. Javitt were outstanding.
(6) Mr. Taub was not a director during the fiscal year ended December 31, 2008.  Mr. Taub was elected a director on March 16, 2009.

We reimburse our non-employee directors for reasonable travel and other out-of-pocket expenses incurred in connection with attending board meetings. On May 27, 2005, we approved the following compensation for non-employee directors beginning with the fiscal year ended March 31, 2006: (i) annual retainer of $10,000; (ii) meeting participation fees of $1,000 for each board meeting or duly constituted committee thereof attended in person; and (iii) $500 for each meeting attended by telephone.  Dr. Arbel and Dr. Shorr earn compensation in accordance with the above described plan.

Since October 14, 2007, the Company has implemented a new compensation plan for non-employee directors appointed in 2007 and thereafter.  Under this new compensation plan, each director is entitled to receive an option to purchase 100,000 shares of the Company’s common stock or 100,000 restricted shares of common stock.  Dr. Javitt, Mr. Lion and Mr. Taub earn compensation in accordance with the new compensation plan. In 2008, the Company did not issue any options or restricted shares to any of its directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 26, 2009 with respect to the beneficial ownership of Common Stock of the Company by the following: (i) each of the Company's current directors; (ii) each of the Named Executive Officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company's Common Stock.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, the Company believes that each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s Common Stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of the Company’s Common Stock issuable under options that are exercisable on or within 60 days after March 26, 2009 (“Presently Exercisable Options”) or under warrants that are exercisable on or within 60 days after March 26, 2009 (“Presently Exercisable Warrants”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the Common Stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the Common Stock beneficially owned by any other person or entity. Unless otherwise indicated, the address of each person listed in the table is c/o Brainstorm Cell Therapeutics Inc., 110 East 59th Street, New York, New York 10022.

The percentage of the Common Stock beneficially owned by each person or entity named in the following table is based on 55,241,418 shares of Common Stock outstanding as of March 26, 2009 plus any shares issuable upon exercise of Presently Exercisable Options and Presently Exercisable Warrants held by such person or entity.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares		Percentage of Class
Directors, Nominees and Named Executive Officers
Abraham Efrati	500,000	(1)	*
Chaim Lebovits	39,481,925	(2)	51.7%
David Stolick	752,778	(3)	1.3%
Irit Arbel	2,600,000	(4)	4.7%
Jonathan Javitt	1,060,000	(5)	1.9%
Moshe Lion	100,000	(6)	*
Robert Shorr	300,000	(7)	*
Malcolm Taub	1,350,000	(8)	2.4%
All directors and Named Executive Officers as a group (8 persons)	46,144,703	(9)	59.0%
5% Shareholders

ACCBT Corp. Morgan & Morgan Building Pasea Estate, Road Town Tortola British Virgin Islands	39,481,925	(10)	51.7%

Ramot at Tel Aviv University Ltd. 32 Haim Levanon St. Tel Aviv University, Ramat Aviv Tel Aviv, L3 61392	3,181,924	(11)	5.4%

Eldad Melamed c/o Rabin Medical Center Beilinson Campus Sackler School of Medicine, Tel Aviv University Petah-Tikva, L3 49100	2,840,956	(12)	5.1%

Daniel Offen c/o Felsenstein Medical Research Center Rabin Medical Center, Tel Aviv University Petah-Tikva, L3 49100	2,840,955	(13)	5.1%

Vivian Shaltiel	2,857,142		5.2%

*	Less than 1%.

(1)	Consists of 500,000 shares of Common Stock issuable upon the exercise of Presently Exercisable Options.

(2)
Consists of (i) 18,306,925 shares of Common Stock owed by ACCBT Corp. and (ii) 21,175,000 shares of Common Stock issuable upon the exercise of Presently Exercisable Warrants.  ACCBT Corp. and ACC International Holdings Ltd. may each be deemed the beneficial owners of these shares.  Based solely on information provided in Amendment No. 4 to Schedule 13D filed with the SEC by ACCBT Corp. on April 28, 2008.

(3)	Consists of 752,778 shares of Common Stock issuable upon the exercise of Presently Exercisable Options.

(4)	Includes 300,000 shares of Common Stock issuable upon the exercise of Presently Exercisable Options. Dr. Arbel’s address is 6 Hadishon Street, Jerusalem, Israel.

(5)	Includes 100,000 shares of Common Stock issuable upon the exercise of Presently Exercisable Options.

(6)	Consists of 100,000 shares of Common Stock issuable upon the exercise of Presently Exercisable Options.

(7)	Consists of 300,000 shares of restricted stock, which shares are subject to the Company’s right to repurchase.

(8)	Includes 100,000 shares of Common Stock issuable upon the exercise of Presently Exercisable Options.

(9)	Includes 1,852,778 shares of Common Stock issuable upon the exercise of Presently Exercisable Options and 21,175,000 shares of Common Stock issuable upon the exercise of Presently Exercisable Warrants.

(10)
Consists of (i) 18,306,925 shares of Common Stock owed by ACCBT Corp. and (ii) 21,175,000 shares of Common Stock issuable upon the exercise of Presently Exercisable Warrants.  ACC International Holdings Ltd. and Chaim Lebovits may each be deemed the beneficial owners of these shares.  Based solely on information provided in Amendment No. 4 to Schedule 13D filed with the SEC by ACCBT Corp. on April 28, 2008.

(11)
Consists of shares of Common Stock issuable upon the exercise of Presently Exercisable Warrants. Tel-Aviv University and Tel Aviv University Economic Corporation Ltd. may each be deemed the beneficial owners of these shares. Based solely on information provided in an Amendment to Schedule 13D filed with the SEC by Ramot at Tel-Aviv University Ltd. on September 17, 2007.

(12)
Consists of (i) 2,688,178 shares of Common Stock issuable upon the exercise of Presently Exercisable Warrants and (ii) 152,778 shares of Common Stock issuable upon exercise of Presently Exercisable Options.  Based solely on information provided in Schedule 13D filed with the SEC by Prof. Eldad Melamed on September 26, 2005.

(13)
Consists of (i) 2,688,177 shares of Common Stock issuable upon the exercise of Presently Exercisable Warrants and (ii) 152,778 shares of Common Stock issuable upon the exercise of Presently Exercisable Options.  Based solely on information provided in Schedule 13D filed with the SEC by Daniel Offen on September 26, 2005.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	8,391,778	(1)	$0.281	5,151,694	(2)
Equity compensation plans not approved by security holders	0		0	0
Total	5,151,684	(1)		5,151,684	(2)

(1)
Does not include 600,000 shares of restricted stock that the Company has issued pursuant to the 2005 U.S. Stock Option and Incentive Plan to scientific advisory board members, directors, service providers, and consultants.

(2)
A total of 14,143,462 shares of our common stock was reserved for issuance in aggregate under the 2004 Global Share Option Plan and the 2005 U.S. Stock Option and Incentive Plan and the amendment in June 2008. Any awards granted under the 2004 Global Share Option Plan or the 2005 U.S. Stock Option and Incentive Plan will reduce the total number of shares available for future issuance under the other plan.

Change in Control

Subscription Agreement

On July 2, 2007, we entered into a subscription agreement (the “Subscription Agreement”) with ACCBT Corp. (“ACCBT”), pursuant to which we agreed to sell and issue (i) up to 27,500,000 shares of our Common Stock for an aggregate subscription price of up to $5.0 million, and (ii) for no additional consideration, warrants to purchase up to 30,250,000 shares of our Common Stock. Subject to certain closing conditions, separate closings of the purchase and sale of the shares and the warrants are scheduled to take place from August 30, 2007 through November 15, 2008. If ACCBT purchases all of the shares that it is entitled to under the Subscription Agreement and converts all of the warrants that it is entitled to receive, it will own approximately 66.9% of the Common Stock of the Company. A change in control of the Company will occur upon ACCBT’s purchase and/or conversion of more than 50% of our Common Stock. To date, ACCBT has purchased 17,125,000 and assigned to its designee 2,125,000 shares of the Company’s Common Stock under the Subscription Agreement.  ACCBT also purchased warrants to purchase 1,181,925 shares of the Company’s Common Stock from Ramot and converted the warrants to shares.

Security Holders Agreement

Pursuant to the Subscription Agreement, ACCBT and certain other security holders of the Company holding at least 31% of the issued and outstanding shares of our Common Stock entered into a Security Holders Agreement (the “Security Holders Agreement”). The security holders party to the Security Holders Agreement agreed, upon the payment by ACCBT of its first $1.0 million under the Subscription Agreement, to vote all of their shares such that ACCBT’s nominees to our Board of Directors will constitute a minimum of 40% of the Board of Directors, and, upon the payment by ACCBT of its second $1.0 million, to vote all of their shares such that ACCBT’s nominees will constitute a minimum of 50.1% of the Board of Directors. To date, ACCBT has paid $3.98 million pursuant to the Subscription Agreement and therefore has the right to nominate 50.1% of the Board of Directors under the Security Holders Agreement.

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

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

 The Audit Committee approves all related party transactions to which the Company is a party.

Research and License Agreement with Ramot

See “Item 1. Business” for a complete description of the Research and License Agreement with Ramot.

Investment Agreement with ACCBT Corp.

On July 2, 2007, we entered into a Subscription Agreement with ACCBT, a company under the control of Mr. Chaim Lebovits, our newly appointed President, pursuant to which we agreed to sell (i) up to 27,500,000 shares of our Common Stock for an aggregate subscription price of up to $5.0 million, and (ii) for no additional consideration, warrants to purchase up to 30,250,000 shares of our Common Stock. Subject to certain closing conditions, separate closings of the purchase and sale of the shares and the warrants are scheduled to take place from August 30, 2007 through November 15, 2008. The warrants will have the following exercise prices: (i) warrants for the first 10,083,333 shares of our Common Stock will have an exercise price of $0.20; (ii) warrants for the next 10,083,333 shares of our Common Stock will have an exercise price of $0.29; and (iii) warrants for the final 10,083,334 shares of our Common Stock will have an exercise price of $0.36. Because of our recent resolution and restructuring of the amounts owed by us to Ramot under the Ramot license agreement, ACCBT elected to accelerate the date of the first closing under the Subscription Agreement from August 30, 2007 to August 10, 2007. Therefore, on August 20, 2007, we received an aggregate of $1,000,000 from ACCBT, and, in connection therewith, ACCBT agreed to apply the principal amounts outstanding under the $250,000 convertible promissory note, dated as of May 6, 2007, issued to ACCBT by the Company towards the $5 million aggregate subscription price under the subscription agreement in exchange for shares of Common Stock (at which point the promissory note was cancelled). Accordingly, we issued to ACCBT an aggregate of 6,875,000 shares of Common Stock and a warrant to purchase an aggregate of 7,562,500 shares of Common Stock. In November 2007, we received an aggregate of $750,000 from ACCBT, and we issued to ACCBT an aggregate of 4,125,000 shares of Common Stock and a warrant to purchase an aggregate of 4,537,500 shares of Common Stock. On April 3, 2008, we closed a transaction where we received an aggregate of $750,000 from ACCBT and a permitted assignee, and we issued 2,125,000 shares of Common Stock to the permitted assignee, 2,000,000 shares of Common Stock to ACCBT and a warrant to purchase an aggregate of 4,537,500 shares of Common Stock to ACCBT.

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

Pursuant to the Subscription Agreement, ACCBT and certain other security holders of the Company holding at least 31% of the issued and outstanding shares of our Common Stock entered into a Security Holders Agreement. The security holders party to the Security Holders Agreement agreed, upon the payment by ACCBT of its first $1.0 million under the Subscription Agreement, to vote all of their shares such that ACCBT’s nominees to our Board of Directors will constitute a minimum of 40% of the Board of Directors, and, upon the payment by ACCBT of its second $1.0 million, to vote all of their shares such that ACCBT’s nominees will constitute a minimum of 50.1% of the Board of Directors.  To date, ACCBT has paid $3.98 million pursuant to the Subscription Agreement and therefore has the right to nominate 50.1% of the Board of Directors under the Security Holders Agreement. ACCBT has previously designated Dr. Jonathan C. Javitt and Moshe Lion as its nominees for election to the Company’s Board of Directors.

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

In connection with the Subscription Agreement, we agreed to issue, as a finder’s fee, an aggregate of 1,250,000 shares of our Common Stock to Tayside Trading Ltd. or its assigns. The shares will be issued pro rata to the funds received from ACCBT on each closing date under the subscription agreement. As of April 1, 2009, 875,000 shares have been issued to the assignee of Tayside Trading Ltd.

Transfer of Warrant from Ramot at Tel Aviv University Ltd. to ACCBT Corp.

Pursuant to the terms of a Warrant Purchase Agreement, dated August 2, 2007, between Ramot at Tel Aviv University Ltd. and ACCBT, Ramot agreed to transfer and sell to ACCBT (or to certain parties that may be designated by ACCBT), a warrant to purchase an aggregate of 3,181,925 shares of our Common Stock for an aggregate purchase price of $636,385. The warrant is exercisable at any time for an exercise price per share equal to $0.01. The warrant will expire on November 4, 2012. On September 6, 2007, ACCBT acquired a warrant from Ramot to purchase an aggregate of 1,181,925 shares of our Common Stock for an aggregate purchase price of $236,385. ACCBT designated other purchasers to acquire the remaining warrants to purchase 1,000,000 shares of our Common Stock. On September 10, 2007, ACCBT exercised the warrant for the entire 1,181,925 shares of our Common Stock for an aggregate exercise price of $11,819.

On August 27, 2008, ACCBT received 960,000 shares of Common Stock upon a cashless exercise of a warrant to purchase 1,000,000 shares of Common Stock.  The shares were sold to Jonathan Javitt, a company director

Agreement with Vivian Shaltiel

On April 13, 2008, we entered into an agreement with Vivian Shaltiel, a 5% stockholder of the Company,  pursuant to which Ms. Shaltiel agreed to partially defer and partially convert to equity the payment of $1,250,000 (the “Debt”) owed by the Company to Ms. Shaltiel pursuant to: (i) a Convertible Promissory Note, dated February 7, 2006, in the original principal amount of $500,000, (ii) a Convertible Promissory Note, dated June 5, 2006, in the original principal amount of $500,000, (iii) a Convertible Promissory Note, dated September 14, 2006, in the original principal amount of $100,000 and (iv) an agreement by and between Ms. Shaltiel and the Company, dated as of September 10, 2007, and amended as of November 1, 2007, scheduling repayment of the above Convertible Promissory Notes on a deferred schedule (the “Deferral Agreement”).  The Company issued 2,857,142 shares of common stock to Ms. Shaltiel in lieu of the repayment of $1,000,000 of the Debt.

Pursuant to the Deferral, the Company agreed to pay $250,000 of the Debt in accordance with the following schedule:

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

On April 2, 2009, we entered into an agreement with Ms. Shaltiel pursuant to which Ms. Shaltiel agreed to convert to equity the payment of $200,000 of the Debt (the “Second Deferral Agreement”).  The Company shall issue 2,500,000 shares of common stock to Ms. Shaltiel in lieu of the repayment of $200,000 of the Debt.  The remainder of the Debt owed to Ms. Shaltiel ($50,000) was paid to her in July 2008.

Independence of Members of Board of Directors

The Board of Directors has determined that each of Dr. Arbel, Dr. Javitt, Mr. Lion, Dr. Shorr and Mr. Taub satisfies the criteria for being an “independent director” under the standards of the Nasdaq Stock Market, Inc. (“Nasdaq”) and has no material relationship with the Company other than by virtue of service on the Board of Directors.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., a member of Deloitte Touche Tohmatsu (“Brightman”) for the audit of the Company’s financial statements for the fiscal year ended December 31, 2008 and by Kost Forer Gabbay & Kasierer (“Kost”) for the audit of the Company’s financial statements for the fiscal year ended December 31, 2007 and fees billed for other services rendered by Brightman and Kost during those periods.

	December 31,	December 31,
	2008	2007
Audit Fees (1)	$45,000	$72,000
Audit-Related Fees	—	—
Tax Fees	—	$5,000
All Other Fees (2)	$—	$1,500
Total Fees	$45,000	$78,500

(1)
Audit fees are comprised of fees for professional services performed by Brightman or Kost, as applicable, for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, as well as other services provided by Brightman or Kost, as applicable, in connection with statutory and regulatory filings or engagements.

(2)	In 2007, all other fees consisted of an audit by Kost of the annual report for the Israeli Office of Chief Scientist.

We did not use Brightman or Kost for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements and generates information that is significant to our financial statements, are provided internally or by other service providers. We did not engage Brightman or Kost to provide compliance outsourcing services.

Pre-approval Policies

Prior to the establishment of our Audit Committee, the Board of Directors pre-approved all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board before the services were rendered. Our Audit Committee is now responsible for pre-approving all services provided by our independent auditors.

The Board of Directors has considered the nature and amount of fees billed by Brightman and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Brightman’s independence.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference, in this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: April 15, 2009	By:	/s/ Rami Efrati
Name: Rami Efrati
Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rami Efrati	Chief Executive Officer	April 13, 2009
Rami Efrati	(Principal Executive Officer)

/s/ David Stolick	Chief Financial Officer	April 13, 2009
David Stolick	(Principal Financial and Accounting Officer)

	Director	April __, 2009
Irit Arbel

/s/ Jonathan C. Javitt	Director	April 13, 2009
Jonathan C. Javitt

	Director	April __, 2009
Moshe Lion

/s/ Robert Shorr	Director	April 13, 2009
Robert Shorr

/s/ Malcolm Taub	Director	April 13, 2009
Malcolm Taub

EXHIBIT INDEX

Exhibit No.	Description

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

10.29*
Employment Agreement, dated as of October 7, 2007, by and among Brainstorm Cell Therapeutics Ltd., the Company and Abraham Efrati is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated October 15, 2007 (File No. 333-61610).

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

10.33*
Amended and Restated 2004 Global Share Option Plan is incorporated herein by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2008 (File No. 333-61610).

10.34*
Amended and Restated 2005 U.S. Stock Option and Incentive Plan is incorporated herein by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2008 (File No. 333-61610).

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

10.50
Agreement, dated April 13, 2008, by and between the Company and Vivian Shaltiel is incorporated herein by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-KSB filed on April 14, 2008 (File No. 333-61610).

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

10.63
Finder’s Fee Agreement, dated as of October 29, 2007, by and between the Company and Tayside Trading Ltd. is incorporated herein by reference to Exhibit 10.63 of the Company’s Annual Report on Form 10-KSB filed on April 14, 2008 (File No. 333-61610).

16.1
Letter from Kost Forer Gabbay & Kasierer to the Securities and Exchange Commission dated April 30, 2008 regarding change in certifying accountant of the Registrant is incorporated herein by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on April 30, 2008 (File No. 333-61610).

21	Subsidiaries of the Company is incorporated herein by reference to Exhibit 21 of the Company’s Transition Report on Form 10-KSB filed on March 30, 2007 (File No. 333-61610).

23	Consent of Brightman Almagor Zohar & Co., a member of Deloitte Touche Tohmatsu.

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.