Form 10-Q
period 2009-03-31
BRAINSTORM CELL THERAPEUTICS INC
filed 2009-05-14
CIK 1137883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

(212) 557-9000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2009, the number of shares outstanding of the registrant’s common stock, $0.00005 par value per share, was 55,241,418.

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this quarterly report on Form 10-Q, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

UNAUDITED

U.S. DOLLARS IN THOUSANDS

INDEX

Page

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Statements of Changes in Stockholders' Equity (Deficiency)	6 - 10

Consolidated Statements of Cash Flows	11

Notes to Consolidated Financial Statements	12 - 27

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
UNAUDITED

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	March 31,	December 31,
	2009	2008
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2	$2
Restricted cash	32	36
Accounts receivable and prepaid expenses	43	21

Total current assets	77	59

LONG-TERM INVESTMENTS:
Prepaid expenses	6	11
Severance pay fund	54	62

Total long-term investments	60	73

PROPERTY AND EQUIPMENT, NET	704	743

Total assets	$841	$875

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Short term Credit from bank	$37	$72
Trade payables	764	744
Other accounts payable and accrued expenses	1,865	1,672
Short-term convertible loans	175	172
Short-term loans	200	199

Total current liabilities	3,041	2,859

ACCRUED SEVERANCE PAY	81	92

Total liabilities	3,122	2,951

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Stock capital: (Note 7)
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at March 31, 2009 and December 31,2008; Issued and outstanding: 55,241,418 shares at March 31, 2009 and December 31, 2008,	3	3
Additional paid-in-capital	34,190	33,881
Deficit accumulated during the development stage	(36,474)	(35,960)

Total stockholders' deficiency	(2,281)	(2,076)
Total liabilities and stockholders' deficiency	$841	$875

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
UNAUDITED

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share data)

	Three months ended March 31,		Period from September 22, 2000 (inception date) through March 31,
	2009	2008	2009
	Unaudited		Unaudited
Operating costs and expenses:

Research and development, net	$289	$590	$21,793
General and administrative	251	544	11,940

Total operating costs and expenses	540	1,134	33,733

Financial income (expenses), net	26	(128)	(2,524)

	514	1,262	36,257
Taxes on income	-	-	53

Loss from continuing operations	514	1,262	35,310
Net loss from discontinued operations	-	-	164

Net loss	$514	$1,262	$36,474

Basic and diluted net loss per share from continuing operations	$0.01	$0.03

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	55,241,418	41,774,344

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
UNAUDITED

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

					Deficit accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of September 22, 2000 (date of inception)	-	$-	$-	$-	$-	$-

Stock issued on September 22, 2000 for cash at $0.00188 per share	8,500,000	1	16	-	-	17
Stock issued on March 31, 2001 for cash at $0.0375 per share	1,600,000	* -	60	-	-	60
Contribution of capital	-	-	8	-	-	8
Net loss	-	-	-	-	(17)	(17)

Balance as of March 31, 2001	10,100,000	1	84	-	(17)	68

Contribution of capital	-	-	11	-	-	11
Net loss	-	-	-	-	(26)	(26)

Balance as of March 31, 2002	10,100,000	1	95	-	(43)	53

Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(47)	(47)

Balance as of March 31, 2003	10,100,000	1	110	-	(90)	21

2-for-1 stock split	10,100,000	* -	-	-	-	-
Stock issued on August 31, 2003 to purchase mineral option at $0.065 per share	100,000	* -	6	-	-	6
Cancellation of shares granted to Company's President	(10,062,000)	* -	* -	-	-	-
Contribution of capital	-	* -	15	-	-	15
Net loss	-	-	-	-	(73)	(73)
Balance as of March 31, 2004	10,238,000	$1	$131	$-	$(163)	$(31)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
UNAUDITED

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

					Deficit accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)
Balance as of March 31, 2004	10,238,000	$1	$131	$-	$(163)	$(31)

Stock issued on June 24, 2004 for private placement at $0.01 per share, net of $25,000 issuance expenses	8,510,000	* -	60	-	-	60
Contribution capital	-	-	7	-	-	7
Stock issued in 2004 for private placement at $0.75 per unit	1,894,808	* -	1,418	-	-	1,418
Cancellation of shares granted to service providers	(1,800,000)	* -		-	-	-
Deferred stock-based compensation related to options granted to employees	-	-	5,979	(5,979)	-	-
Amortization of deferred stock-based compensation related to shares and options granted to employees	-	-	-	584	-	584
Compensation related to shares and options granted to service providers	2,025,000	* -	17,506	-	-	17,506
Net loss	-	-	-	-	(18,840)	(18,840)
Balance as of March 31, 2005	20,867,808	$1	$25,101	$(5,395)	$(19,003)	$704

* Represents an amount less than $1.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
UNAUDITED

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

					Deficit accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of March 31, 2005	20,867,808	$1	$25,101	$(5,395)	$(19,003)	$704

Stock issued on May 12, 2005 for private placement at $0.8 per share	186,875	* -	149	-	-	149
Stock issued on July 27, 2005 for private placement at $0.6 per share	165,000	* -	99	-	-	99
Stock issued on September 30, 2005 for private placement at $0.8 per share	312,500	* -	225	-	-	225
Stock issued on December 7, 2005 for private placement at $0.8 per share	187,500	* -	135	-	-	135
Forfeiture of options granted to employees	-	-	(3,363)	3,363	-	-
Deferred stock-based compensation related to shares and options granted to directors and employees	200,000	* -	486	(486)	-	-
Amortization of deferred stock-based compensation related to options and shares granted to employees and directors	-	-	51	1,123	-	1,174
Stock-based compensation related to options and shares granted to service providers	934,904	* -	662	-	-	662
Reclassification due to application of EITF 00-19	-	-	(7,906)			(7,906)
Beneficial conversion feature related to a convertible bridge loan	-	-	164	-	-	164
Net loss	-	-	-	-	(3,317)	(3,317)

Balance as of March 31, 2006	22,854,587	$1	$15,803	$(1,395)	$(22,320)	$(7,911)

Elimination of deferred stock compensation due to implementation of SFAS 123(R)	-	-	(1,395)	1,395	-	-
Stock-based compensation related to shares and options granted to directors and employees	200,000	* -	1,168	-	-	1,168
Reclassification due to application of EITF 00-19	-	-	7,191	-	-	7,191
Stock-based compensation related to options and shares granted to service providers	1,147,225	-	453	-	-	453
Warrants issued to convertible note holder	-	-	11	-	-	11
Warrants issued to loan holder	-	-	110	-	-	110
Beneficial conversion feature related to convertible bridge loans	-	-	1,086	-	-	1,086
Net loss	-	-	-	-	(3,924)	(3,924)

Balance as of December 31, 2006	24,201,812	$1	$24,427	$-	$(26,244)	$(1,816)

* Represents an amount less than $1.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
UNAUDITED

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

			Additional paid-in		Deficit accumulated	Total
			Capital and	Deferred	during the	stockholders'
	Common stock		subscription on	stock-based	development	equity
	Number	Amount	shares	compensation	stage	(deficiency)

Balance as of December 31, 2006	24,201,812	$1	$24,427	$-	$(26,244)	$(1,816)

Stock-based compensation related to options and shares granted to service providers	544,095		1,446	-	-	1,446
Warrants issued to convertible note holder	-	-	109	-	-	109
Stock-based compensation related to shares and options granted to directors and employees	200,000	* -	1,232	-	-	1,232
Beneficial conversion feature related to convertible loans	-	-	407	-	-	407
Conversion of convertible loans	725,881	* -	224	-	-	224
Exercise of warrants	3,832,621	* -	214	-	-	214
Stock issued for private placement at $0.1818 per unit, net of finder's fee	11,500,000	1	1,999	-	-	2,000
Net loss	-	-	-	-	(6,244)	(6,244)

Balance as of December 31, 2007	41,004,409	$2	$30,058	$-	$(32,488)	$(2,428)

Stock-based compensation related to options and stock granted to service providers	90,000	-	33	-	-	33
Stock-based compensation related to stock and options granted to directors and employees	-		731	-	-	731
Conversion of convertible loans	3,644,610	* -	1,276	-	-	1,276
Exercise of warrants	1,860,000	* -	-	-	-	-
Exercise of options	17,399	* -	3	-	-	3
Stock issued for private placement at $0.1818 per unit, net of finder's fee	8,625,000	1	1,499	-	-	1,500
Subscription of shares for private placement at $0.1818 per unit	-	-	281	-	-	281
Net loss	-	-	-	-	(3,472)	(3,472)
Balance as of December 31, 2008	55,241,418	$3	$33,881	$-	$(35,960)	$(2,076)

* Represents an amount less than $1.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
UNAUDITED

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

	Common stock		Additional paid-in	Deferred stock-based	Deficit accumulated during the development	Total stockholders'
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2008	55,241,418	$3	$33,881	$-	$(35,960)	$(2,076)

Stock-based compensation related to options and stock granted to service providers	-	-	9	-	-	9
Stock-based compensation related to stock and options granted to directors and employees	-	-	109	-	-	109
Subscription of shares for private placement at $0.1818 per unit	-	-	191	-	-	191
Net loss	-	-	-	-	(514)	(514)

Balance as of March 31, 2009	55,241,418	$3	$34,190	$-	$(36,474)	$(2,281)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
UNAUDITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,			Period from September 22, 2000 (inception date) through March 31,
	2009		2008	2009
Cash flows from operating activities:
Net loss		$(514)	$(1,262)	$(36,474)
Less - loss for the period from discontinued operations				164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges		39	33	557
Severance pay, net		(4)	(6)	27
Accrued interest on loans		4	41	434
Amortization of discount on short-term loans		-	36	1,865
Change in fair value of options and warrants		-	-	(795)
Expenses related to shares and options granted to service providers		9	70	20,175
Amortization of deferred stock-based compensation related to options granted to employees		109	199	4,997
Decrease (increase) in accounts receivable and prepaid expenses		(21)	70	(42)
Increase (decrease) in trade payables		20	(26)	764
Increase in other accounts payable and accrued expenses		193	182	1,859
Erosion of restricted cash		3	(3)	(3)
Net cash used in continuing operating activities		$(162)	$(666)	$(6,472)
Net cash used in discontinued operating activities		-	-	(23)
Total net cash used in operating activities		$(162)	$(666)	$(6,495)

Cash flows from investing activities:
Purchase of property and equipment	$		$(157)	$(1,080)
Restricted cash		-	-	(29)
Investment in lease deposit		5	(7)	(6)
Net cash used in continuing investing activities		$5	$(164)	$(1,115)
Net cash used in discontinued investing activities		-	-	(16)
Total net cash used in investing activities		$5	$(164)	$(1,131)

Cash flows from financing activities:
Proceeds from issuance of Common stock, net		$191	$730	$6,059
Proceeds from loans, notes and issuance of warrants, net		-	-	2,061
Credit from bank		(34)	11	38
Proceeds from exercise of warrants and options		-	3	28
Repayment of short-term loans		-	-	(601)
Net cash provided by continuing financing activities		$157	$744	$7,585
Net cash provided by discontinued financing activities		-	-	43
Total net cash provided by financing activities		$157	$744	$7,628
Increase (decrease) in cash and cash equivalents		-	(86)	2
Cash and cash equivalents at the beginning of the period		2	86	-
Cash and cash equivalents at end of the period		$2	$-	$2

   The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 1	-	GENERAL

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

B.
On November 22, 2004, the Company changed its name from Golden Hand Resources Inc. to Brainstorm Cell Therapeutics Inc. to better reflect its new line of business in the development of novel cell therapies for neurodegenerative diseases. BCT owns all operational property and equipment.

C.	On October 25, 2004, the Company formed a wholly-owned subsidiary in Israel, Brainstorm Cell Therapeutics Ltd. ("BCT").

D.	On December 2006, the Company changed its state of incorporation from Washington to Delaware.

E.	On September 17, 2006, the Company's Board determined to change the Company's fiscal year-end from March 31 to December 31.

F.
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

GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the three months ended on March 31, 2009, resulted in a net loss of $514 and the Company’s balance sheet reflects a net stockholders’ deficiency of $2,281, accumulated deficit of $36,474 and working capital deficiency of $2,964. These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital. Management’s plans in this regard include, among others, raising additional cash from current and potential stockholders and lenders.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 1	-	GENERAL (Cont.)

GOING CONCERN (Cont.)

Accordingly, As a result of the current economic situation and the difficulty to raise immediate fund to support all of the Company’s projects, the Company decided to reduce its activity and downsize it workforce and focus only on the effort to reach clinical trials in ALS in 2009.

The Company also reduced its general and administrative expenses and ceased and delayed some development projects until it is able to obtain sufficient financing. There can be no assurance that sufficient revenues will be generated and that additional funds will be available on terms acceptable to the Company, or at all.

The Company depends on Ramot to conduct its research and development activities. As discussed in Note 4, the Company did not make a certain payment in 2008 to Ramot. As a result, the Company did not meet the payment schedule according to the agreement with Ramot and Ramot is entitled to terminate the research and license agreement.

These financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2 -        SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2008, are applied consistently in these financial statements.

NOTE 3	-	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its fully owned subsidiary as of March 31, 2009 and for the three months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 4 -     RESEARCH AND LICENSE AGREEMENT

A.
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

As of May 13, 2009, the Company paid to Ramot the first three payments total of $400 but has not made yet the last two payments total of $240 and for the extended research period. As a result, the Company is in breach of the new agreement with Ramot and Ramot may terminate the research and license agreement. The Company is negotiating with Ramot to postpone the payments.
On March 2009, the Company got a breach warning from Ramot and the parties are currently  negotiating an updated  agreement to postpone the payments .

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 4 -      RESEARCH AND LICENSE AGREEMENT (Cont.)

B.	The Company's total current obligation to Ramot as of March 31, 2009, is in the amount of $867. The amount includes $570 for the extended research period.

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

B.	As of March 31, 2009, the Company has a total obligation of $262 for services rendered by the Consultants.

NOTE 6 -     SHORT-TERM LOANS

A.
On April 13, 2008, the Company entered into a new agreement with a lender which the lender agreed to partially defer and partially convert to the Company’s Common Stock the payment of $1,250 owed by the Company to the lender based on the payment agreement between the two parties.

Pursuant to the new agreement, the Company agreed to pay $250 of the Debt in accordance with the following schedule:

Payment date	Amount

May 30, 2008	50
July 31, 2008	50
September 30, 2008	50
December 31, 2008	50
February 28, 2009	50

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 6 -     SHORT-TERM LOANS (Cont.)

B.	In addition, the Company issued 2,857,142 shares of common stock to the lender in lieu of the repayment of $1,000 of the Debt.

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

As of March 31, 2009 the Company paid the first payment to the lender and the last four installments had not yet been paid. On April 2,2009 the Company and the lender agreed to convert the entire debt of $200 to 2,500,000 restricted shares of common stock.

Since the outcome of the issuance of the shares was to relieve the debtor from its obligation, based on guidance in FASB No 140 “Accounting for Transfer and Servicing of Financial Assets and Eextinguishment of Liabilities“ the company derecognized the liability with the difference  recognized in earning.

NOTE 7 -     STOCK CAPITAL

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

NOTE 7 -     STOCK CAPITAL (Cont.)

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

NOTE 7:- STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

1.	Private placements: (Cont.)

f)	Cont.

As of March 31,2009, the investor completed payment of the first four installments and $ 472 of the fifth installment and the Company issued to the investor and its designee  an aggregate of 19,250,000 shares of common stock and a warrant to purchase 10,083,333 shares of the Company's common stock at an exercise price of $0.20 per share , a warrant to purchase 10,083,333 shares of common stock at an exercise price of $0.29 per share and a warrant to purchase 1,008,334 shares of  common stock at an exercise price of $0.36 per share. The warrants may be exercised at any time and expire on November 5, 2011.

The investor did not complete its obligation based on the investment agreement above. The Company is negotiating with the investor on continuance of payments.

In addition, the Company agreed to issue an aggregate of 1,250,000 shares of Common Stock to a related party as an introduction fee for the investment. The shares shall be issued pro rata to the funds received from the investor.

As of March 31, 2009, 875,000 shares of Common Stock had been issued as an introduction fee.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7:- STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

a)	Options to employees and directors: (Cont.)

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

As of March 31, 2009, 5,151,684 options are available for future grants.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7:- STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

a)	Options to employees and directors: (Cont.)

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7:- STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

a)	Options to employees and directors: (Cont.)
There was no change in the company options to employees and directors  activity during the three months ended March 31, 2009.

b)	Restricted shares to directors:

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

The Company accounts for shares and warrant grants issued to non-employees using the guidance of SFAS 123(R), "Accounting for Stock-Based Compensation" and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," whereby the fair value of such option and warrant grants is determined using a Black-Scholes options pricing model at the earlier of the date at which the non-employee's performance is completed or a performance commitment is reached.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7:- STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

a)	Warrants:

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through

November 2004	12,800,845	3,141,925	40,000	9,618,920	0.01	9,618,920	November 2012
December 2004	1,800,000	1,800,000		-	0.00005	—	-
February 2005	1,894,808		1,894,808	-	2.5	-
May 2005	47,500			47,500	1.62	47,500	May 2010
June 2005	30,000			30,000	0.75	30,000	June 2010
August 2005	70,000		70,000	-	0.15	-	-
September 2005	3,000	3,000		-	0.15	-	-
September 2005	36,000			36,000	0.75	36,000	September 2010
September-December 2005	500,000		500,000	-	1	-	-
December 2005	20,000	20,000		-	0.15	-	-
December 2005	457,163			457,163	0.15	457,163	July 2010
February 2006	230,000			230,000	0.65	230,000	February 2008
February 2006	40,000			40,000	1.5	40,000	February 2011
February 2006	8,000			8,000	0.15	8,000	February 2011
February 2006	189,000	97,696	91,304	-	0. 5	-	-
May 2006	50,000			50,000	0.0005	50,000	May 2016
May -December 2006	48,000			48,000	0.35	48,000	May - December 2011
May -December 2006	48,000			48,000	0.75	48,000	May - December 2011
May 2006	200,000			200,000	1	200,000	May 2011
June 2006	24,000			24,000	0.15	24,000	June 2011
May 2006	19,355			19,355	0.15	19,355	May 2011
October 2006	630,000	630,000		-	0.3	-	-
December 2006	200,000		200,000	-	0.45	-	-
March 2007	200,000			200,000	0.47	200,000	March 2012
March 2007	500,000			500,000	0.47	333,333	March 2017
March 2007	50,000			50,000	0.15	50,000	March 2010
March 2007	15,000			15,000	0.15	15,000	February 2012
February 2007	50,000		50,000	-	0.45	-	-
March 2007	225,000		225,000	-	0.45	-	-
March 2007	50,000			50,000	0.45	50,000	March 2010
April 2007	33,300			33,300	0.45	33,300	April 2009
May 2007	250,000		250,000	-	0.45	-	-
July 2007	500,000			500,000	0.39	277,778	July 2017
September 2007	500,000			500,000	0.15	500,000	August 2017
August 2007	7,562,500			7,562,500	0.2	7,562,500	November 2011
July 2007	30,000			30,000	0.45	30,000	July 2009
July 2007	100,000			100,000	0.45	100,000	July 2010
October 2007	200,000			200,000	0.15	200,000	August - October 2017
November 2007	2,520,833			2,520,833	0.20	2,520,833	November 2011
November 2007	2,016,667			2,016,667	0.29	2,016,667	November 2011
April 2008	4,537,500			4,537,500	0.29	4,537,500	November 2011
August 2008	3,529,166			3,529,166	0.29	3,529,166	November 2011
August 2008	1,083,333			1,083,333	0.36	1,008,333	November 2011
November 2008	100,000			100,000	0.15	100,000	September 2018

	43,323,970	5,692,621	3,321,112	34,310,237		33,921,349

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7  -  STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

a)	Warrants:
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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7  -  STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

b)	Shares:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7  -  STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

b)	Shares:

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

NOTE 7:- STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

b)	Shares:

On October 29, 2007, the Company issued to a scientific advisory board member 80,000 shares of the Company’s Common Stock for scientific services. Compensation of $67 was recorded as research and development expense.

On May 20, 2008, the Company issued to its finance advisor 90,000 shares of the Company's common stock. The shares are for $35 payable to the finance advisor for introduction fee of past convertible loans. Related compensation in the amount of $36 is recorded as finance expenses.

There was no change in the Company's stock awards activity related to shares issued to service providers during the three months ended March 31,2009

The total stock-based compensation expense, related to shares, options and warrants granted to employees directors and service providers, was comprised, at each period, as follows:

	Three months ended March 31,		Period from September 22, 2000 (inception date) through March 31,
	2009	2008	2009

Research and development	30	45	16,655
General and administrative	88	205	7,671
Financial expenses, net	-	-	56
Total stock-based compensation expense	118	250	24,382

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 8  -  SUBSEQUENT EVENTS

A.	On April 13, 2009 , the Company's Board passed the following resolutions:

1.	Issuance of 250,000 restricted shares to a Company advisor. The shares are for $25 unpaid debt to the advisor.

2.
Grant option to purchase 200,000 shares of Common Stock at an exercise price of $0.1  per share to the Company's legal advisor for legal services. The option vests and  become exercisable on the first anniversary of the grant date.

3.	Election Abraham (Rami) Efrati, the company's CEO, to the Board of Directors.

B.
1.	On April 2, 2009 the Company and a lender agreed of Issuance of 2,500,000 restricted shares of common stock to the lender. The shares are for the $200 unpaid loan to the lender (see note 6b).

2.
On April 5, 2009 the company and it's chief technology advisor agreed of Issuance of 1,800,000 restricted shares of common stock to the chief technology advisor. The shares are for the $180 unpaid debt to the advisor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. and its potential future business operations and performance. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” Some of these are described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2008. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

Company Overview

Brainstorm Cell Therapeutics Inc. (“Brainstorm” or the “Company”) is a leading company developing stem cell therapeutic products based on breakthrough technologies enabling the in-vitro differentiation of bone marrow stem cells to neural-like cells. We aim to become a leader in adult stem cell transplantation for neurodegenerative diseases. Our focus is on utilizing the patient’s own bone marrow stem cells to generate neuron-like cells that may provide an effective treatment initially for Amyotrophic Lateral Sclerosis (“ALS”), Parkinson’s Disease (“PD”) and spinal cord injury.

Our core technology was developed through a collaboration between prominent neurologist, Prof. Eldad Melamed, the former head of Neurology of the Rabin Medical Center and member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research, and expert cell biologist Dr. Daniel Offen, of the Felsenstein Medical Research Center of Tel Aviv University.

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

The Company holds exclusive worldwide rights to commercialize the technology, through a licensing agreement with Ramot, the technology transfer company of Tel Aviv University. The agreement also provides for further research, funded by Brainstorm, to be performed by Prof. Melamed, Dr. Offen and members of their research team at the Felsenstein Medical Research Center. The results of this research are licensed to us under the terms of the license agreement.

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

As a result of limited cash resources at this time and the faster path through necessary clinical trials, the Company determined in the forth quarter of 2008 to focus all of its efforts on ALS, and will for now will not allocate resources towards PD or other Neurodegenerative diseases. As a result of this new focus and the Company’s limited cash resources, the Company significantly downsized its employee base and employs only scientific employees that meet the Company immediate goal: to conduct clinical trials in ALS patients in Israel.

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until March 31, 2009, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2013. In addition, the Company has incurred operating costs and expenses of approximately $514,000 during the three months ending March 31, 2009, and approximately $36,474,000 for the period from inception (September 22, 2000) until March 31, 2009. Operating expenses incurred since inception were approximately $11,940,000 for general and administrative expenses and $21,793,000 for research and development costs.

Research and Development, net:

Research and development expenses, net for the three months ended March 31, 2009 and 2008 were $289,000 and $590,000, respectively. The decrease of $301,000 in research and development expenses is primarily due to (i) the decrease in salary expenses as we had fewer employees due to the downsizing of the employee base in connection with the Company's current financial condition and (ii) the reduction in development activities as the Company decided to delay development activities in PD and other neurodegenerative diseases and focus solely on ALS.

General and Administrative

General and administrative expenses for the three months ended March 31, 2009 and 2008 were $251,000 and $544,000, respectively. The decrease of $293,000 in general and administrative expenses is primarily due to the decrease in (i) stock-based compensation expenses and salaries as we have fewer employees and (ii) other expenses as the Company has decreased activities due to the Company’s current financial condition.

Financial Expenses

Financial expenses decreased by $153,000 to income of $26,000 for the three months ended March 31, 2009 from expenses of $128,000 for the three months ended March 31, 2008.

The decrease in financial expenses is primarily attributable to a decrease in amortization of the discount on short-term convertible loans and the exchange differentials derived from the changes in the exchange rate between the New Israeli Shekel to U.S. dollar in the three months ended March 31, 2009.

Net Loss

Net loss for the three months ended March 31, 2009 was $514,000, as compared to a net loss of $1,262,000 for the three months ended March 31, 2008. Net loss per share for the three months ended March 31, 2009 was $0.01, as compared to a net loss per share of $0.03 for the three months ended March 31, 2008. The decrease in the net loss is mainly due to a (i) reduction in Company activities, (ii) downsizing of employees, (iii) decrease in stock-based compensation expenses and (iv) amortization of discount on short-term convertible loans. The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended March 31, 2009 was 55,241,418, compared to 41,774,344 for the three months ended March 31, 2008. This increase was due to (i) the issuance of shares in a private placement, (ii) the conversion of convertible loans, (iii) the exercise of warrants and (iv) the issuance of shares to service providers.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common stock and warrants and the issuance of convertible promissory notes. At March 31, 2009, we had $77,000 in total current assets and $3,041,000 in total current liabilities.

Net cash used in operating activities was $162,000 for the three months ended March 31, 2009. Cash used for operating activities in the three months ended March 31, 2009 was primarily for payment of salaries and fees to our employees, consultants, subcontractors and service providers.

Net cash provided by financing activities was $157,000 for the three months ended March 31, 2009 and is primarily attributable to funds received from ACCBT Corp. under a certain subscription agreement.

We have a licensing agreement with Ramot under which we owe approximately $95,000 per quarter. In addition, we have an agreement with a lender under which we must pay approximately $25,000 over the next three months.

Our other material cash needs for the next 12 months will include payment of employee salaries, payments for pre-clinical and clinical trials in ALS and animal experiments, lease payments, payments to Ramot, payments with respect to patents, payment of construction fees for facilities to be used in our research and development, payment of fees to our consultants and legal advisors and capital equipment expenses.

On July 2, 2007, we entered into a subscription agreement with ACCBT Corp., pursuant to which we agreed to sell and issue (i) up to 27,500,000 shares of our common stock for an aggregate subscription price of up to $5.0 million, and (ii) for no additional consideration, warrants to purchase up to 30,250,000 shares of our common stock. Subject to certain closing conditions, separate closings of the purchase and sale of the shares and the warrants were scheduled to take place from August 30, 2007 through November 15, 2008. To date, we have received an aggregate of approximately $4 million from ACCBT Corp. and we do not have an estimated date by when we expect the future payment of up to $1 million.

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

There were no significant changes to our critical accounting policies during the quarter ended March 31, 2009. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Internal Control Over Financial Reporting

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, which continued to exist as of March 31, 2009:

•
The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements. Specifically, our Chief Financial Officer handles all accounting issues of the Company alone as the Company recently terminated the Company’s accountant as part of the downsizing of the Company’s staff.

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

Management’s Remediation Initiatives

Subject to the Company’s ability to raise sufficient funds, we plan to recruit a new accountant and to develop policies and procedures for training of personnel or external advisers to verify that we have a sufficient number of personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. Where necessary, we will supplement personnel with qualified external advisors. Additionally, where appropriate, we plan to identify training on accounting principles and procedures that would benefit our accounting and finance personnel.

Changes in Internal Control Over Financial Reporting

Other than as described above, no changes in our internal controls over financial reporting were identified during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting other than those remedial actions disclosed above.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 5. Other Information.

During the quarter ended March 31, 2009, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

May 14, 2009	By:	/s/ Rami Efrati
Name: Rami Efrati Title: Chief Executive Officer (Principal Executive Officer)

May 14, 2009	By:	/s/ David Stolick
Name: David Stolick Title: Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.