Form 10-Q
period 2009-06-30
BRAINSTORM CELL THERAPEUTICS INC
filed 2009-08-19
CIK 1137883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of August 13, 2009, the number of shares outstanding of the registrant’s common stock, $0.00005 par value per share, was 59,791,418.

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this quarterly report on Form 10-Q, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

UNAUDITED

U.S. DOLLARS IN THOUSANDS

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

UNAUDITED

U.S. DOLLARS IN THOUSANDS

INDEX

Page

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Statements of Changes in Stockholders' Equity (Deficiency)	7 -11

Consolidated Statements of Cash Flows	12 - 13

Notes to Consolidated Financial Statements	14 - 32

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
 (A development stage company)
UNAUDITED

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	June 30,	December 31,
	2 0 0 9	2 0 0 8
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2	$2
Restricted cash	35	36
Accounts receivable and prepaid expenses	52	21
Total current assets	89	59

LONG-TERM INVESTMENTS:
Prepaid expenses	7	11
Severance pay fund	65	62
Total long-term investments	72	73

PROPERTY AND EQUIPMENT, NET	664	743
Total assets	$825	$875

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Short term Credit from bank	$28	$72
Trade payables	809	744
Other accounts payable and accrued expenses	2,009	1,672
Short-term convertible loans	178	172
Short-term loans	-	199
Total current liabilities	3,024	2,859

ACCRUED SEVERANCE PAY	93	92

Total liabilities	3,117	2,951

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
Stock capital: (Note 7)
Common stock of $0.00005 par value - Authorized: 800,000,000 shares as of June 30, 2009 and December 31,2008; Issued and outstanding: 59,791,418 and 55,241,418 shares as of June 30, 2009 and December 31, 2008 respectively.	3	3
Additional paid-in-capital	34,722	33,881
Deficit accumulated during the development stage	(37,017)	(35,960)

Total stockholders' deficiency	(2,292)	(2,076)
Total liabilities and stockholders' deficiency	$825	$875

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
UNAUDITED

CONSOLIDATED STATEMENTS OF OPERATIONS

 U.S. dollars in thousands (except share data)

	Three months ended June 30,		Six months ended June 30,		Period from September 22, 2000 (inception date) through June 30,
	2 0 0 9	2 0 0 8	2 0 0 9	2 0 0 8	2 0 0 9
	Unaudited		Unaudited		Unaudited

Operating costs and expenses:

Research and development, net	$210	$283	$499	$873	$22,003
General and administrative	314	479	565	1,023	12,254

Total operating costs and expenses	524	762	1,064	1,896	34,257

Financial expenses (income), net	19	94	(7)	222	2,543

	543	856	1,057	2,118	36,800
Taxes on income	-	-	-	-	53

Loss from continuing operations	543	856	1,057	2,118	36,853
Net loss from discontinued operations	-	-	-	-	164

Net loss	543	856	1,057	2,118	37,017

Basic and diluted net loss per share from continuing operations	$0.01	$0.02	$0.02	$0.05

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	59,294,165	47,697,713	57,278,987	44,736,029

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
UNAUDITED

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

 U.S. dollars in thousands (except share data)

	Common stock		Additional paid-in	Deferred stock-based	Deficit accumulated during the development	Total stockholders'
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2008	55,241,418	$3	$33,881	$-	$(35,960)	$(2,076)

Conversion of convertible loans	2,500,000	-	200	-	-	200
Stock-based compensation related to options and stock granted to service providers	2,050,000	-	183	-	-	183
Stock-based compensation related to stock and options granted to directors and employees	-	-	199	-	-	199
Subscription of shares for private placement			259			259
Net loss	-	-	-	-	(1,057)	(1,057)

Balance as of June 30, 2009	59,791,418	$3	$34,722	$-	$(37,017)	$(2,292)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
UNAUDITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,		Period from September 22, 2000 (inception date) through June 30,
	2 0 0 9	2 0 0 8	2 0 0 9
	Unaudited		Unaudited

Cash flows from operating activities:
Net loss	$(1,057)	$(2,118)	$(37,017)
Less - loss for the period from discontinued operations	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	79	73	599
Erosion of restricted cash	1	(5)	(6)
Accrued severance pay, net	(2)	6	28
Accrued interest on loans	7	101	436
Amortization of discount on short-term loans	-	42	1,865
Change in fair value of options and warrants	-	-	(795)
Expenses related to stocks and options granted to service providers	183	84	20,349
Amortization of deferred stock-based compensation related to options granted to employees and directors	199	349	5,088
Decrease (increase) in accounts receivable and prepaid expenses	(32)	69	(53)
Increase (decrease) in trade payables	65	(129)	809
Increase in other accounts payable and accrued expenses	337	385	2,004
Net cash used in continuing operating activities	(220)	(1,143)	(6,529)
Net cash used in discontinued operating activities	-	-	(23)
Total net cash used in operating activities	(220)	(1,143)	(6,552)

Cash flows from investing activities:
Purchase of property and equipment	-	(153)	(1,080)
Restricted cash	-	-	(29)
Increase in lease deposit	5	(4)	(7)
Net cash used in continuing investing activities	5	(157)	(1,116)
Net cash used in discontinued investing activities	-	-	(16)
Total net cash used in investing activities	5	(157)	(1,132)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
UNAUDITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,		Period from September 22, 2000 (inception date) through June 30,
	2 0 0 9	2 0 0 8	2 0 0 9
	Unaudited		Unaudited

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	$259	$1,241	$6,127
Proceeds from loans, notes and issuance of warrants net	-	-	2,061
Credit from bank	(44)	27	28
Repayment of loans	-	-	(601)
Proceeds from exercise of warrants and options	-	3	28
Net cash provided by continuing financing activities	215	1,271	7,643
Net cash provided by discontinued financing activities	-	-	43
Total net cash provided by financing activities	215	1,271	7,686

Increase (decrease) in cash and cash equivalents	-	(29)	2
Cash and cash equivalents at the beginning of the period	2	86	-
Cash and cash equivalents at end of the period	2	57	2

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 1	-	GENERAL

A.
On July 8, 2004, the Company entered into a licensing agreement with Ramot of Tel Aviv University Ltd. ("Ramot"), an Israeli corporation, to acquire certain stem cell technology (see Note 3). Subsequent to this agreement, the Company decided to focus on the development of novel cell therapies for neurodegenerative diseases, particularly Parkinson's and ALS disease, based on the acquired technology and research to be conducted and funded by the Company. Following the licensing agreement dated July 8, 2004, the management of the Company decided to abandon all old activities related to the sale of the digital data recorder product. The discontinuation of this activity was accounted for under the provision of Statement of Financial Accounting Standard ("SFAS") 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

B.	On October 25, 2004, the Company formed a wholly-owned subsidiary in Israel, Brainstorm Cell Therapeutics Ltd. ("BCT").

C.
On November 22, 2004, the Company changed its name from Golden Hand Resources Inc. to Brainstorm Cell Therapeutics Inc. to better reflect its new line of business in the development of novel cell therapies for neurodegenerative diseases. BCT owns all operational property and equipment.

D.	In December 2006, the Company changed its state of incorporation from Washington to Delaware.

E.	On September 17, 2006, the Company changed its fiscal year-end from March 31 to December 31.

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

GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the six months ended on June 30, 2009, resulted in a net loss of $1,057 and the Company’s balance sheet reflects a net stockholders’ deficiency of $2,292, accumulated deficit of $37,017 and working capital deficiency of $2,935. These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital. Management’s plans in this regard include, among others, raising additional cash from current and potential stockholders and lenders.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 1	-	GENERAL (Cont.)

GOING CONCERN (Cont.)

Accordingly, as a result of the current economic situation and the difficulty to raise immediate fund to support all of the Company’s projects, the Company decided to reduce its activity and downsize it workforce and focus only on the effort to reach clinical trials in ALS in 2009-2010.

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

Recently Issued Accounting Standards

FSP FAS 157-4

In April 2009 the FASB issued FASB staff position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except as discussed in paragraphs 2 and 3 of statement 157. The FSP is Effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.
FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 2	-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Recently Issued Accounting Standards (Cont.)

FSP FAS 157-4 provides guidance on (1) estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. The adoption of this standard did not have any impact on the consolidated results of operations or financial position of the Company.

SFAS 165

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for the interim or annual financial periods ending after June 15, 2009.   The adoption of this standard did not have any impact on the consolidated results of operations or financial position of the Company.

FSP FAS 115-2 and FAS 124-2

In April 2009 the FASB issued FASB staff position 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("OTTI") for investment in debt securities. This FSP applies to all entities and are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.

Under the FSP, the primary change to the OTTI model for debt securities is the change in focus from an entity’s intent and ability to hold a security until recovery. Instead, an OTTI is triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. In addition, the FSP changes the presentation of an OTTI in the income statement if the only reason for recognition is a credit loss (i.e., the entity does not expect to recover its entire amortized cost basis). That is, if the entity has the intent to sell the security or it is more likely than not that it will be required to sell the security, the entire impairment (amortized cost basis over fair value) will be recognized in earnings.

However, if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security, but the security has suffered a credit loss, the impairment charge will be separated into the credit loss component, which is recorded in earnings, and the remainder of the impairment charge, which is recorded in other comprehensive income (OCI). The adoption of this standard did not have any impact on the consolidated results of operations or financial position of the Company.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 2	-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Recently Issued Accounting Standards (Cont.)

SFAS 166

In June 2009 the FASB issued SFAS No.166 "Accounting for Transfers of Financial Assets" ("SAFS No. 166"). SAFS No. 166 is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and a company’s continuing involvement in transferred financial assets. SFAS No. 166 will be effective at the start of a company’s first fiscal year beginning after November 15, 2009. The Company is currently examining this new standard; The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3	-	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its fully owned subsidiary as of June 30, 2009 and for the six months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

As of August 13 , 2009, the Company paid to Ramot the first three payments total of $400 but has not made yet the last two payments total of $240 and for the extended research period. As a result, the Company is in breach of the new agreement with Ramot and Ramot may terminate the research and license agreement.

In January 29 2009, the Company received a breach warning from Ramot and the parties are currently negotiating an amendment to postpone the payments.

B.	The Company's total current obligation to Ramot as of June 30, 2009 is in the amount of $961. The amount includes $665 for the extended research period.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 5 -	CONSULTING AGREEMENTS

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

B.	As of June 30, 2009, the Company has a total obligation of $298 for services rendered by the Consultants.

NOTE 6 -	SHORT-TERM LOANS

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

The Company paid to the lender first payment and on April 6, 2009 the Company and the lender agreed to convert the entire debt of $200 to 2,500,000 restricted shares of common stock.

Since the outcome of the issuance of the shares was to relieve the debtor from its obligation, based on guidance in FASB No 140 “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities“ the Company derecognized the liability with the difference  recognized in earning.

NOTE 7	- STOCK CAPITAL

A.	The rights of Common Stock are as follows:

Holders of Common Stock have the right to receive notice to participate and vote in meetings of stockholders of the Company, the right to a share in the excess of assets upon liquidation of the Company and the right to receive dividends, if declared.

The Common Stock is publicly traded on the Over-the-Counter Bulletin Board service of the National Association of Securities Dealers, Inc. under the symbol BCLI.

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

As of June 30, 2009, the investor completed payment of the first four installments and $ 540 of the fifth installment and the Company issued to the investor and its designee  an aggregate of 19,250,000 shares of common stock and a warrant to purchase 10,083,333 shares of the Company's common stock at an exercise price of $0.20 per share , a warrant to purchase 10,083,333 shares of common stock at an exercise price of $0.29 per share and a warrant to purchase 1,008,334 shares of  common stock at an exercise price of $0.36 per share. The warrants may be exercised at any time and expire on November 5, 2011.

On August 18, 2009, the Company entered into an amendment to the investment agreement (See note 8).

In addition, the Company agreed to issue an aggregate of 1,250,000 shares of Common Stock to a related party as an introduction fee for the investment. The shares shall be issued pro rata to the funds received from the investor.
As of June 30, 2009, 875,000 shares of Common Stock had been issued as an introduction fee.

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

As of June 30, 2009, 3,671,684 options are available for future grants.

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

On June 29, 2009, the Company granted to its CEO and director an option to purchase 1,000,000 shares of Common Stock at an exercise price of $0.067 per share. The option vests with respect to 1/3 of the option on each year anniversary and expires after 10 years. The total compensation related to the option is $68, which is amortized over the vesting period as general and administrative expense.

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	Six months ended December 31,			Year ended December 31,
	2 0 0 9			2 0 0 8
	Amount of options	Weighted average exercise price	Aggregate intrinsic value	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$		$	$
Outstanding at beginning of period	5,433,361	0.244	-	5.280.760	0.372	-
Granted	1,350,000	0.067		170,000	0.49
Exercised	-	-		(17,399)	0.15

Outstanding at end of period	6,783,361	0.209	-	5,433,361	*0.244	-

Vested and expected-to-vest at end of period	4,371,684	0.243	-	4,324,437	0.238	-

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7	- STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

b)	Restricted shares to directors:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7	- STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

a)	Warrants:

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through

November 2004	12,800,845	3,141,925	40,000	9,618,920	0.01	9,618,920	November 2012
December 2004	1,800,000	1,800,000		-	0.00005	—	-
February 2005	1,894,808		1,894,808	-	2.5	-
May 2005	47,500			47,500	1.62	47,500	May 2010
June 2005	30,000			30,000	0.75	30,000	June 2010
August 2005	70,000		70,000	-	0.15	-	-
September 2005	3,000	3,000		-	0.15	-	-
September 2005	36,000			36,000	0.75	36,000	September 2010
September-December 2005	500,000		500,000	-	1	-	-
December 2005	20,000	20,000		-	0.15	-	-
December 2005	457,163			457,163	0.15	457,163	July 2010
February 2006	230,000			230,000	0.65	230,000	February 2008
February 2006	40,000			40,000	1.5	40,000	February 2011
February 2006	8,000			8,000	0.15	8,000	February 2011
February 2006	189,000	97,696	91,304	-	0. 5	-	-
May 2006	50,000			50,000	0.0005	50,000	May 2016
May -December 2006	48,000			48,000	0.35	48,000	May - December 2011
May -December 2006	48,000			48,000	0.75	48,000	May - December 2011
May 2006	200,000			200,000	1	200,000	May 2011
June 2006	24,000			24,000	0.15	24,000	June 2011
May 2006	19,355			19,355	0.15	19,355	May 2011
October 2006	630,000	630,000		-	0.3	-	-
December 2006	200,000		200,000	-	0.45	-	-
March 2007	200,000			200,000	0.47	200,000	March 2012
March 2007	500,000			500,000	0.47	375,000	March 2017
March 2007	50,000			50,000	0.15	50,000	March 2010
March 2007	15,000			15,000	0.15	15,000	February 2012
February 2007	50,000		50,000	-	0.45	-	-
March 2007	225,000		225,000	-	0.45	-	-
March 2007	50,000			50,000	0.45	50,000	March 2010
April 2007	33,300		25,000	8,300	0.45	8,300	April 2010
May 2007	250,000		250,000	-	0.45	-	-
July 2007	500,000			500,000	0.39	319,444	July 2017
September 2007	500,000			500,000	0.15	500,000	August 2017
August 2007	7,562,500			7,562,500	0.2	7,562,500	November 2011
July 2007	30,000			30,000	0.45	30,000	July 2009
July 2007	100,000			100,000	0.45	100,000	July 2010
October 2007	200,000			200,000	0.15	200,000	August - October 2017
November 2007	2,520,833			2,520,833	0.20	2,520,833	November 2011
November 2007	2,016,667			2,016,667	0.29	2,016,667	November 2011
April 2008	4,537,500			4,537,500	0.29	4,537,500	November 2011
August 2008	3,529,166			3,529,166	0.29	3,529,166	November 2011
August 2008	1,083,333			1,083,333	0.36	1,008,333	November 2011
November 2008	100,000			100,000	0.15	100,000	September 2018
April 2009	200,000			200,000	0.1	0	April 2019
A
	43,523,970	5,692,621	3,346,112	34,485,237		33,979,682

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7	- STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

a)	Warrants: (Cont.)

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7:	-STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

b)	Shares: (Cont.)

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

On April 5, 2009, the Company issued to its Chief Technology Advisor  1,800,000 shares of Common Stock. The shares are for $180 payable to the advisor. Related compensation in the amount of $144 was recorded as research and development expense.

On June 24, 2009, the Company issued to its public relation advisor 250,000 shares of Common Stock. The shares are for $25 payable to the advisor. Related compensation in the amount of $18 was recorded as general and administrative expense.

A summary of the Company's stock awards activity related to shares issued to service providers and related information is as follows:

	Six months ended June 30,		Year ended December 31,
	2 0 0 9		2 0 0 8
	Amount of shares	Weighted average issue price	Amount of shares	Weighted average issue price
		$		$

Outstanding at beginning of period	2,941,224	0.85	2,851,224	0.86
Issued	2,050,000	0.075	90,000	0.40

Outstanding at end of period	4,991,224	0.27	2,941,224	0.85

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7:	- STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

b)	Shares: (Cont.)

 The total stock-based compensation expense, related to shares, options and warrants granted to employees directors and service providers, was comprised, at each period, as follows:

	Three months Ended June 30,		Six months ended June 30,		Period from September 22, 2000 (inception date) through June 30,
	2 0 0 9	2 0 0 8	2 0 0 9	2 0 0 8	2 0 0 9
	Unaudited		Unaudited		Unaudited

Research and development	151	60	181	105	16,806
General and administrative	114	68	202	273	7,785
Financial expenses, net	-	36	-	36	56
Total stock – based compensation expense	265	164	383	414	24,647

NOTE 8	- SUBSEQUENT EVENTS

On August 18, 2009 the Company entered into an amendment to the investment agreement ("The Amendment" ) with the investor as follows:

A.	The investor shall invest the remaining amount of the original investment agreement at Price Per Share of $0.12 in monthly installments of not less then $50 starting August, 2009.
B.	The exercise price of the last 10,083,334 warrants will decrease from an exercise price of $0.36 per share to $0.29 per share.
C.	All warrants will expire on November 5, 2013 instead of November 5 ,2011.
D.
The Price Per Share of the investment agreement shall decreased from $0.1818 to $0.12. Therefore the Company shall adjust the number of Common Shares issuable pursuant the investment agreement retroactively and issue immediately to the investor additional 9,916,667 Common Shares.

E.	The investor shall have the right to cease payments in the event that the price per share as of the closing on five consecutive trading days shall decrease to $0.05.

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

Our core technology was developed in collaboration with prominent neurologist, Prof. Eldad Melamed, the former head of Neurology of the Rabin Medical Center and member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research, and expert cell biologist Dr. Daniel Offen, of the Felsenstein Medical Research Center of Tel Aviv University.

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

We are currently in the developmental stage of our technology and products and we are going to begin the process of seeking regulatory approval from regulatory agencies in the U.S., Israel and Europe. Our efforts are directed at the development of the technology from the lab to the clinic with the following main objectives:

•	Developing the cell differentiation process according to Food and Drug Administration (“FDA”) and the European agency for evaluation of medical product (“EMEA”) guidelines;

•	Demonstrating safety and efficacy first in animals and then in human patients; and

•	Setting up centralized facilities to provide the therapeutic products and services for transplantation in patients.

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

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until June 30, 2009, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2013. In addition, the Company has incurred operating costs and other expenses of approximately $543,000 during the six months ended June 30, 2009, and approximately $37,017,000 for the period from inception (September 22, 2000) until June 30, 2009. Operating expenses incurred since inception were approximately $12,254,000 for general and administrative expenses and $22,003,000 for research and development costs.

Research and Development, net:

Research and development expenses for the six months ended June 30, 2009 and 2009 were $499,000 and $873,000, respectively,. In addition, the Company’s grant from The Office of the Chief Scientist decreased by $255,000 to $40,000 for the six months ended June 30, 2009 from $295,000 for the six months ended June 30, 2008.

Research and development expenses, net for the three months ended June 30, 2009 and 2008 were $210,000 and $283,000, respectively. In addition, the Company’s grant from The Office of the Chief Scientist decreased by $248,000 to $40,000 for the three months ended June 30, 2009 from $288,000 for the six months ended June 30, 2008. Therefore the gross Research and development expenses for the three months ended June 30, 2009 decreased by $321,000 to $250,000 for the three months ended June 30, 2009 from $571,000 for the six months ended June 30, 2008.

The decrease in gross research and development expenses for each of the three and six month periods ended June 30, 2009 is primarily due to (i) the decrease in salary expenses as we had fewer employees due to the downsizing of the employee base in connection with the Company's current financial condition and (ii) the reduction in development activities as the Company decided to delay development activities in PD and other neurodegenerative diseases and focus solely on ALS.

General and Administrative

General and administrative expenses for the six months ended June 30, 2009 and 2008 were $565,000 and $1,023,000, respectively.

General and administrative expenses for the three months ended June 30, 2009 and 2008 were $314,000 and $479,000, respectively.

The decrease in general and administrative expenses for each of the three and six month periods ended June 30, 2009  is primarily due to the decrease in general and administrative  expenses as the Company has decreased activities due to the Company’s current financial condition.

Financial Expenses

Financial expenses decreased by $229,000 to income of $7,000 for the six months ended June 30, 2009 from expenses of $222,000 for the six months ended June 30, 2008.

Financial expenses decreased by $75,000 to $19,000 for the three months ended June 30, 2009 from $94,000 for the three months ended June 30, 2008.

The decrease in financial expenses is primarily attributable to a decrease in amortization of the discount on short-term convertible loans and the exchange differentials derived from the changes in the exchange rate between the New Israeli Shekel to U.S. dollar in the three and six months ended June 30, 2009.

Net Loss

Net loss for the six months ended June 30, 2009 was $1,057,000, as compared to a net loss of $2,118,000 for the six months ended June 30, 2008. Net loss per share for the six months ended June 30, 2009 was $0.02, as compared to a net loss per share of $0.05 for the six months ended June 30, 2008.
The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the six months ended June 30, 2009 was 57,278,987, compared to 44,736,029 for the six months ended June 30, 2008.

Net loss for the three months ended June 30, 2009 was $543,000, as compared to a net loss of $856,000 for the three months ended June 30, 2008. Net loss per share for the three months ended June 30, 2009 was $0.01, as compared to a net loss per share of $0.02 for the three months ended June 30, 2008.
The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended June 30, 2009 was 59,294,165, compared 47,697,713 for the three months ended June 30, 2008.

The decrease in the net loss for each of the three and six month periods ended June 30, 2009 is mainly due to a (i) reduction in Company activities, (ii) downsizing of employees and (iii) amortization of discount on short-term convertible loans.

The increase in the weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three and six months ended June 30,2009  was due to (i) the issuance of shares in a private placement, (ii) the conversion of convertible loans, (iii) the exercise of warrants and (iv) the issuance of shares to service providers.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common stock and warrants and the issuance of convertible promissory notes. At June 30, 2009, we had $89,000 in total current assets and $3,024,000 in total current liabilities.

Net cash used in operating activities was $220,000 for the six months ended June 30, 2009. Cash used for operating activities in the six months ended June 30, 2009 was primarily for payment of salaries and fees to our employees, consultants, subcontractors and service providers.

Net cash provided by financing activities was $215,000 for the six months ended June 30, 2009 and is primarily attributable to funds received from ACCBT Corp. under a certain subscription agreement.

We have a licensing agreement with Ramot under which we owe approximately $95,000 per quarter. In addition, we have an agreement with a lender under which we must pay approximately $25,000 over the next three months.
Our other material cash needs for the next 12 months will include payment of employee salaries, payments for pre-clinical and clinical trials in ALS, lease payments, payments to Ramot, payments with respect to patents, payment of construction fees for facilities to be used in our research and development, payment of fees to our consultants and legal advisors and capital equipment expenses.

On July 2, 2007, we entered into a subscription agreement with ACCBT Corp., pursuant to which we agreed to sell and issue (i) up to 27,500,000 shares of our common stock for an aggregate subscription price of up to $5.0 million, and (ii) for no additional consideration, warrants to purchase up to 30,250,000 shares of our common stock. Subject to certain closing conditions, separate closings of the purchase and sale of the shares and the warrants were scheduled to take place from August 30, 2007 through November 15, 2008. To date, we have received an aggregate of approximately $4.05 million from ACCBT Corp.

In August 2009 ACCBT Corp and the Company entered into an amendment to the investment agreement (the “Amendment"). Pursuant the Amendment:

(i)ACCBT Corp shall invest the remaining amount of the subscription agreement at a Price Per Share of $0.12 in monthly installments of not less then $50,000 starting August, 2009; (ii) the exercise price of the last 10,083,334 warrants issued to ACCBT Corp. will decrease from an exercise price of $0.36 per share to $0.29 per share; (iii) all warrants to purchase shares issued to ACCBT Corp. will expire on November 5, 2013 instead of November 5, 2011; and (iv) the Price Per Share of the subscription agreement shall decreased from $0.1818 to $0.12.  Therefore, we shall adjust the number of Common Shares issuable pursuant the investment agreement retroactively and issue immediately to ACCBT Corp. an additional 9,916,667 Common Shares.

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

There were no significant changes to our critical accounting policies during the quarter ended June 30, 2009. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Internal Control Over Financial Reporting

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, which continued to exist as of June 30, 2009:

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

Management’s Remediation Initiatives

Based on financial condition and if we will raise sufficient fund to finance it, we plan recruit new accountant and develop policies and procedures for training of personnel or external advisers to verify that we have a sufficient number of personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. Where necessary, we will supplement personnel with qualified external advisors. Additionally, where appropriate, we plan to identify training on accounting principles and procedures that would benefit our accounting and finance personnel.

Changes in Internal Control Over Financial Reporting

Other than as described above, no changes in our internal controls over financial reporting were identified during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting other than those remedial actions disclosed above.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There has been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, except as follows:

Our business in the foreseeable future will be based on technology licensed from Ramot and if this license were to be terminated for any reason, including failure to make required payments, we would need to change our business strategy and we may be forced to cease our operations. Agreements we have with Ramot impose on us development and commercialization obligations, milestone and royalty payment obligations and other obligations. Under these agreements, we are obligated to pay certain fees to Ramot. If we fail to comply with these obligations, Ramot may have the right to terminate the license. If Ramot elects to terminate our license, we would need to change our business strategy and we may be forced to cease our operations. We currently owe Ramot overdue payments, and we recently received a letter from Ramot informing us of such overdue payments and their rights under the agreements. If we fail to make these payments to Ramot, then Ramot may terminate our license to Ramot’s technology that we license and which is what our business is based upon

Item 5. Other Information.

During the quarter ended June 30, 2009, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

August 19, 2009	By:	/s/ Rami Efrati
Name: Rami Efrati Title: Chief Executive Officer (Principal Executive Officer)

August 19, 2009	By:	/s/ David Stolick
Name: David Stolick Title: Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.