Form 10-Q
period 2009-09-30
BRAINSTORM CELL THERAPEUTICS INC
filed 2009-11-16
CIK 1137883

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________.

Commission File Number 333-61610

BRAINSTORM CELL THERAPEUTICS INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8133057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

As of November 10, 2009, the number of shares issued and outstanding of the registrant’s common stock, $0.00005 par value per share, was 71,950,814.

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this quarterly report on Form 10-Q, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

UNAUDITED

U.S. DOLLARS IN THOUSANDS

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

UNAUDITED

U.S. DOLLARS IN THOUSANDS

INDEX

Page
Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Statements of Changes in Stockholders' Equity (Deficiency)	5 - 9

Consolidated Statements of Cash Flows	10 - 11

Notes to Consolidated Financial Statements	12 - 32

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
UNAUDITED

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)

	September 30,	December 31,
	2009	2008
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2	$2
Restricted cash	-	36
Accounts receivable and prepaid expenses	93	21
Total current assets	95	59

LONG-TERM INVESTMENTS:
Prepaid expenses	7	11
Severance pay fund	79	62
Total long-term investments	86	73

PROPERTY AND EQUIPMENT, NET	624	743

Total assets	$805	$875

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Short term Credit from bank	$78	$72
Trade payables	777	744
Other accounts payable and accrued expenses	2,231	1,672
Short-term convertible loans	186	172
Short-term loans	-	199
Total current liabilities	3,272	2,859

ACCRUED SEVERANCE PAY	101	92

Total liabilities	3,373	2,951

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
Stock capital: (Note 7)
Common stock of $0.00005 par value - Authorized: 800,000,000 shares as of September 30, 2009 and December 31, 2008; Issued and outstanding: 60,505,702 and 55,241,418 shares as of September 30, 2009 and December 31, 2008, respectively.	3	3
Additional paid-in-capital	35,067	33,881
Deficit accumulated during the development stage	(37,638)	(35,960)

Total stockholders' deficiency	(2,568)	(2,076)

Total liabilities and stockholders' deficiency	$805	$875

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
UNAUDITED

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share data)

	Three months ended September 30,		Nine months ended September 30,		Period from September 22, 2000 (inception date) through September 30,
	2009	2008	2009	2008	2009
	Unaudited		Unaudited		Unaudited
Operating costs and expenses:

Research and development, net	$275	$292	$774	$1,165	$22,278
General and administrative	318	405	883	1,428	12,572

Total operating costs and expenses	593	697	1,657	2,593	34,850

Financial expenses (income), net	28	31	21	253	2,571

	621	728	1,678	2,846	37,421
Taxes on income	-	-	-	-	53

Loss from continuing operations	621	728	1,678	2,846	37,474
Net loss from discontinued operations	-	-	-	-	164

Net loss	$621	$728	$1,678	$2,846	$37,638

Basic and diluted net loss per share from continuing operations	$0.01	$0.01	$0.03	$0.06

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	60,390,796	51,354,951	58,327,655	46,958,440

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
UNAUDITED

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except share data)

					Deficit accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of March 31, 2005	20,867,808	$1	$25,101	$(5,395)	$(19,003)	$704

Stock issued on May 12, 2005 for private placement at $0.8 per share	186,875	* -	149	-	-	149
Stock issued on July 27, 2005 for private placement at $0.6 per share	165,000	* -	99	-	-	99
Stock issued on September 30, 2005 for private placement at $0.8 per share	312,500	* -	225	-	-	225
Stock issued on December 7, 2005 for private placement at $0.8 per share	187,500	* -	135	-	-	135
Forfeiture of options granted to employees	-	-	(3,363)	3,363	-	-
Deferred stock-based compensation related to shares and options granted to directors and employees	200,000	* -	486	(486)	-	-
Amortization of deferred stock-based compensation related to options and shares granted to employees and directors	-	-	51	1,123	-	1,174
Stock-based compensation related to options and shares granted to service providers	934,904	* -	662	-	-	662
Reclassification due to application of EITF 00-19 (ASC 815-40-25)	-	-	(7,906)			(7,906)
Beneficial conversion feature related to a convertible bridge loan	-	-	164	-	-	164
Net loss	-	-	-	-	(3,317)	(3,317)

Balance as of March 31, 2006	22,854,587	$1	$15,803	$(1,395)	$(22,320)	$(7,911)

Elimination of deferred stock compensation due to implementation of SFAS 123(R) (ASC 718-10)	-	-	(1,395)	1,395	-	-
Stock-based compensation related to shares and options granted to directors and employees	200,000	* -	1,168	-	-	1,168
Reclassification due to application of EITF 00-19 (ASC 815-40-25)	-	-	7,191	-	-	7,191
Stock-based compensation related to options and shares granted to service providers	1,147,225	-	453	-	-	453
Warrants issued to convertible note holder	-	-	11	-	-	11
Warrants issued to loan holder	-	-	110	-	-	110
Beneficial conversion feature related to convertible bridge loans	-	-	1,086	-	-	1,086
Net loss	-	-	-	-	(3,924)	(3,924)

Balance as of December 31, 2006	24,201,812	$1	$24,427	$-	$(26,244)	$(1,816)

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
UNAUDITED

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except share data)

	Common stock		Additional paid-in	Deferred stock-based	Deficit accumulated during the development	Total stockholders'
	Number	Amount	capital	compensation	stage	(deficiency)
Balance as of December 31, 2008	55,241,418	$3	$33,881	$-	$(35,960)	$(2,076)

Conversion of convertible loans	2,500,000	* -	200	-	-	200
Stock-based compensation related to options and stock granted to service providers	2,764,284	* -	270	-	-	270
Stock-based compensation related to stock and options granted to directors and employees	-	-	293	-	-	293
Subscription of shares for private placement			423			423
Net loss	-	-	-	-	(1,678)	(1,678)
Balance as of September 30, 2009	60,505,702	$3	$35,067	$-	$(37,638)	$(2,568)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,		Period from September 22, 2000 (inception date) through September 30,
	2009	2008	2009
	Unaudited		Unaudited

Cash flows from operating activities:
Net loss	$(1,678)	$(2,846)	$(37,638)
Less - loss for the period from discontinued operations	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	120	113	638
Erosion of restricted cash	35	(5)	29
Accrued severance pay, net	(8)	20	22
Accrued interest on loans	14	108	444
Amortization of discount on short-term loans	-	42	1,865
Change in fair value of options and warrants	-	-	(795)
Expenses related to stocks and options granted to service providers	270	97	20,436
Amortization of deferred stock-based compensation related to options granted to employees and directors	293	478	5,182
Decrease (increase) in accounts receivable and prepaid expenses	(71)	49	(93)
Increase (decrease) in trade payables	33	(101)	777
Increase in other accounts payable and accrued expenses	559	456	2,225
Net cash used in continuing operating activities	(433)	(1,589)	(6,744)
Net cash used in discontinued operating activities	-	-	(23)
Total net cash used in operating activities	(433)	(1,589)	(6,767)

Cash flows from investing activities:
Purchase of property and equipment	-	(154)	(1,080)
Restricted cash	-	-	(29)
Investment in lease deposit	4	(4)	(7)
Net cash used in continuing investing activities	4	(158)	(1,116)
Net cash used in discontinued investing activities	-	-	(16)
Total net cash provided by (used in) investing activities	$4	$(158)	$(1,132)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,		Period from September 22, 2000 (inception date) through September 30,
	2009	2008	2009
	Unaudited		Unaudited
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	$423	$1,634	$6,292
Proceeds from loans, notes and issuance of warrants net	-	-	2,061
Change in credit from bank	6	95	78
Repayment of loans	-	(50)	(601)
Proceeds from exercise of warrants and options	-	3	28
Net cash provided by continuing financing activities	429	1,682	7,858
Net cash provided by discontinued financing activities	-	-	43
Total net cash provided by financing activities	429	1,682	7,901

Increase (decrease) in cash and cash equivalents	-	(65)	2
Cash and cash equivalents at the beginning of the period	2	86	-
Cash and cash equivalents at end of the period	$2	$21	$2

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

Following the licensing agreement dated July 8, 2004, the management of the Company decided to abandon all old activities related to the sale of the digital data recorder product. The discontinuation of this activity was accounted for under the provision of Statement of Financial Accounting Standard ("SFAS") 144 (ASC 360-10), "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

F.
Since its inception, the Company has devoted substantially most of its efforts to research and development, recruiting management and technical staff, acquiring assets and raising capital. In addition, the Company has not generated revenues. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7 (ASC 915-10), "Accounting and reporting by development Stage Enterprises" ("SFAS No. 7").

GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the nine months ended on September 30, 2009, resulted in a net loss of $1,678 and the Company’s balance sheet reflects a net stockholders’ deficiency of $2,568, accumulated deficit of $37,638 and working capital deficiency of $3,177. These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital. Management’s plans in this regard include, among others, raising additional cash from current and potential stockholders and lenders.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 1 - GENERAL (Cont.)

GOING CONCERN (Cont.)

Accordingly, as a result of the current economic situation and the difficulty to raise immediate fund to support all of the Company’s projects, the Company decided to reduce its activity and downsize it workforce and focus only on the effort to reach clinical trials in ALS in 2010.

The Company also reduced its general and administrative expenses and stopped some development projects until it is able to obtain sufficient financing. There can be no assurance that sufficient revenues will be generated and that additional funds will be available on terms acceptable to the Company, or at all.

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

Initial Adoption of New Standards

FSP FAS 157-4 (ASC 820)

In April 2009, the FASB issued an amendment to ASC 820 FASB staff position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“ASC 820-10-65“). This amendment applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except as discussed in ASC 820-15-2. The amendment is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. ASC 820-10-65 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the objective of fair value measurement, as stated in ASC 820 to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Initial Adoption of New Standards (Cont.)

The amendment provides guidance on (1) estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. The adoption of this standard did not have any impact on the consolidated results of operations or financial position of the Company.

SFAS 165 (ASC 855)

In May 2009, the FASB issued ASC 855 (SFAS No. 165), “Subsequent Events”. ASC 855 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  ASC 855 is effective for the interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have any impact on the consolidated results of operations or financial position of the Company.

FSP FAS 115-2 and FAS 124-2 (ASC 320-10-65)

In April 2009 the FASB issued ASC 320-10-65 (FASB staff position 115-2 and 124-2), “Recognition and Presentation of Other-Than-Temporary Impairments” (“OTTI”) for investment in debt securities. This ASC applies to all entities and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

Under the ASC, the primary change to the OTTI model for debt securities is the change in focus from an entity’s intent and ability to hold a security until recovery. Instead, an OTTI is triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. In addition, the ASC changes the presentation of an OTTI in the income statement if the only reason for recognition is a credit loss (i.e., the entity does not expect to recover its entire amortized cost basis). That is, if the entity has the intent to sell the security or it is more likely than not that it will be required to sell the security, the entire impairment (amortized cost basis over fair value) will be recognized in earnings.

However, if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security, but the security has suffered a credit loss, then the impairment charge will be separated into the credit loss component, which is recorded in earnings, and the remainder of the impairment charge, which is recorded in other comprehensive income. The adoption of this standard did not have any impact on the consolidated results of operations or financial position of the Company.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Recently Issued Accounting Standards

SFAS 166 (ASC 860)

In June 2009 the FASB issued ASC 860 (SFAS No.166) “Accounting for Transfers of Financial Assets”. ASC 860  is a revision to Statement ASC 860-10 (Statement No. 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets, including securitization transactions, and continued exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. ASC 860 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and a company’s continuing involvement in transferred financial assets. ASC 860 will be effective at the start of a company’s first fiscal year beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

SFAS 167 (ASC 810)

In June 2009 the FASB issued ASC 810 (formerly SFAS No. 167) “Amendments to ASC 810-10 (formerly FASB Interpretation No. 46(R))”, which changes the way entities account for securitizations and special-purpose entities. ASC 810 is a revision to ASC 810-10, “Consolidation of Variable Interest Entities”, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810 will require a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.   A company will be required to disclose how its involvement with a variable interest entity affects the company’s financial statements. ASC 810  will be effective at the start of a company’s first fiscal year beginning after November 15, 2009. The adoption of this standard is not expected to have material impact on the Company’s consolidated financial statements.

SFAS 168 (ASC 105)

In June 2009, the FASB issued ASC 105 (SFAS No.168), “The FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles”. ASC 105 establishes the “FASB Accounting Standards Codification” (“Codification”), and was officially launched on July 1, 2009, for the purpose of serving as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Recently Issued Accounting Standards (Cont.)

U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. In general, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non- authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements include the new Codification numbering system along with original references.

NOTE 3 - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its fully owned subsidiary as of September 30, 2009 and for the nine months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

As of November 13, 2009, the Company paid to Ramot the first three payments totaling $400 but has not made the last two payments of $240 and for the extended research period. As a result, the Company is in breach of the new agreement with Ramot and Ramot may terminate the research and license agreement.

On January 29, 2009, the Company received a breach warning from Ramot and the parties are currently negotiating an amendment to postpone the payments.

B.
The Company's total current obligation to Ramot as of September 30, 2009 is in the amount of $1,057. The amount includes $760 for the extended research period that the Company  is currently negotiating with Ramot.

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

B.	As of September 30, 2009, the Company has a total obligation of $334 for services rendered by the Consultants.

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

The Company paid to the lender the first payment and on April 6, 2009 the Company and the lender agreed to convert the entire remaining debt of $200 to 2,500,000 restricted shares of common stock.

Since the outcome of the issuance of the shares was to relieve the debtor from its obligation, based on guidance in FASB No 140 (ASC 860-10) “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities“ the Company derecognized the liability with the difference  recognized in earning.

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

As of September 30, 2009, the investor completed payment of the first four installments and $704 of the fifth installment and the Company issued to the investor and its designee an aggregate of 19,250,000 shares of common stock and a warrant to purchase 10,083,333 shares of the Company's common stock at an exercise price of $0.20 per share, a warrant to purchase 10,083,333 shares of common stock at an exercise price of $0.29 per share and a warrant to purchase 1,008,334 shares of  common stock at an exercise price of $0.36 per share. The warrants may be exercised at any time and expire on November 5, 2011.

In addition, the Company agreed to issue an aggregate of 1,250,000 shares of Common Stock to a related party as an introduction fee for the investment. The shares shall be issued pro rata to the funds received from the investor.

As of September 30, 2009, 875,000 shares of Common Stock had been issued as an introduction fee.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7 - STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

1.	Private placements: (Cont.)

f)	Cont.

On August 18,2009, the Company entered into an amendment to the investment agreement ("the Amendment" )  with the investor  as follows :

a.	The investor shall invest the remaining amount of the original investment agreement at price per share of $0.12 in monthly installments of not less then $50 starting August 1, 2009.

b.	The exercise price of the last 10,083,334 warrants will decrease from an exercise price of $0.36 per share to $0.29 per share.

c.	All warrants will expire on November 5, 2013 instead of November 5, 2011.

d.
The price per share of the investment agreement shall decreased from $0.1818 to $0.12, Therefore the Company shall adjust the number of Shares of Common Stock issuable pursuant the investment agreement retroactively and shall issue to the investor additional 9,916,667 Shares of Common Stock. On October 28, 2009, the Shares of  Common Stock were issued.

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

As of September 30, 2009, 3,591,684 options are available for future grants.

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

On June 22, 2006, the Company entered into an amendment to the Company's option agreement with two of its employees. The amendment changes the exercise price of 270,000 options granted to them from $0.75 to $0.15 per share. The excess of the fair value resulting from the modification, in the amount of $2, was recorded as general and administrative expense over the remaining vesting period of the option.

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

On June 29, 2009, the Company granted to its CFO an option to purchase 200,000 shares of Common Stock at an exercise price of $0.067 per share. The option vests with respect to 1/3 of the option on each year anniversary and expires after 10 years. The total compensation related to the option is $8, which is amortized over the vesting period as general and administrative expense.

On August 31, 2009, the Company granted to two of its directors an option to purchase 100,000 shares of Common Stock at an exercise price of $0.15 per share. The option vests with respect to 1/3 of the option on each year anniversary and expires after 10 years. The total compensation related to the option is $32, which is amortized over the vesting period as general and administrative expense.
A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	Nine months ended September 30,		Year ended December 31,
	2009		2008
	Amount of options	Weighted average exercise price	Amount of options	Weighted average exercise price
		$		$
Outstanding at beginning of period	5,433,361	0.244	5.280.760	0.372
Granted	1,550,000	0.077	170,000	0.49
Exercised	-	-	(17,399)	0.15
Forfeited	(120,000)	0.498	-	-

Outstanding at end of period	6,863,361	0.20	5,433,361	0.244

Vested and expected-to-vest at end of period	4,630,375	0.24	4,324,437	0.238

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7 - STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

b)	Restricted shares to directors:

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

The Company accounts for shares and warrant grants issued to non-employees using the guidance of SFAS 123(R) (ASC 718-10), "Accounting for Stock-Based Compensation" and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," whereby the fair value of such option and warrant grants is determined using a Black-Scholes options pricing model at the earlier of the date at which the non-employee's performance is completed or a performance commitment is reached.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7 - STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

a)	Warrants:

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through
November 2004	12,800,845	3,141,925	40,000	9,618,920	0.01	9,618,920	November 2012
December 2004	1,800,000	1,800,000		-	0.00005	--	-
February 2005	1,894,808		1,894,808	-	2.5	-
May 2005	47,500			47,500	1.62	47,500	May 2010
June 2005	30,000			30,000	0.75	30,000	June 2010
August 2005	70,000		70,000	-	0.15	-	-
September 2005	3,000	3,000		-	0.15	-	-
September 2005	36,000			36,000	0.75	36,000	September 2010
September-December 2005	500,000		500,000	-	1	-	-
December 2005	20,000	20,000		-	0.15	-	-
December 2005	457,163			457,163	0.15	457,163	July 2010
February 2006	230,000			230,000	0.65	230,000	February 2016
February 2006	40,000			40,000	1.5	40,000	February 2011
February 2006	8,000			8,000	0.15	8,000	February 2011
February 2006	189,000	97,696	91,304	-	0. 5	-	-
May 2006	50,000			50,000	0.0005	50,000	May 2016
May -December 2006	48,000			48,000	0.35	48,000	May - December 2011
May -December 2006	48,000			48,000	0.75	48,000	May - December 2011
May 2006	200,000			200,000	1	200,000	May 2011
June 2006	24,000			24,000	0.15	24,000	June 2011
May 2006	19,355			19,355	0.15	19,355	May 2011
October 2006	630,000	630,000		-	0.3	-	-
December 2006	200,000		200,000	-	0.45	-	-
March 2007	200,000			200,000	0.47	200,000	March 2012
March 2007	500,000			500,000	0.47	416,667	March 2017
March 2007	50,000			50,000	0.15	50,000	March 2010
March 2007	15,000			15,000	0.15	15,000	February 2012
February 2007	50,000		50,000	-	0.45	-	-
March 2007	225,000		225,000	-	0.45	-	-
March 2007	50,000			50,000	0.45	50,000	March 2010
April 2007	33,300		25,000	8,300	0.45	8,300	April 2010
May 2007	250,000		250,000	-	0.45	-	-
July 2007	500,000			500,000	0.39	361,111	July 2017
September 2007	500,000			500,000	0.15	500,000	August 2017
August 2007	7,562,500			7,562,500	0.2	7,562,500	November 2013
July 2007	30,000		30,000	-	0.45	-	-
July 2007	100,000			100,000	0.45	100,000	July 2010
October 2007	200,000			200,000	0.15	200,000	August - October 2017
November 2007	2,520,833			2,520,833	0.20	2,520,833	November 2013
November 2007	2,016,667			2,016,667	0.29	2,016,667	November 2013
April 2008	4,537,500			4,537,500	0.29	4,537,500	November 2013
August 2008	3,529,166			3,529,166	0.29	3,529,166	November 2013
August 2008	1,083,333			1,083,333	0.29	1,008,333	November 2013
November 2008	100,000			100,000	0.15	100,000	September 2018
April 2009	200,000			200,000	0.1	-	April 2019
A
	43,523,970	5,692,621	3,376,112	34,455,237		34,033,016

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7 - STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

a)	Warrants: (Cont.)

The fair value for the warrants to service providers was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for the 9 month activity ended on September 30, 2009; weighted average volatility of 130%-140%, risk free interest rates of 1.81%-3.51% dividend yields of 0% and a weighted average life of the options of 5-10 years.

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

On July 8, 2009, the Company issued to its finance consultant 285,714 shares of the Company's Common Stock. The shares are for $20 payable to the finance consultant for valuation of options and warrants. Related compensation in the amount of $20 is recorded as general and administrative expense.

On July 15, 2009, the Company issued to its service provider 357,142 shares of the Company's common stock. The shares are for $25 payable to the service provider for filing services. Related compensation in the amount of $21 is recorded as general and administrative expense.

On August 10, 2009, the Company issued to its service provider 71,428 shares of the Company's Common Stock. The shares are for $5 payable to the service provider for IT services. Related compensation in the amount of $4 is recorded as general and administrative expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 7: - STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

b)	Shares: (Cont.)

A summary of the Company's stock awards activity related to shares issued to service providers and related information is as follows:

	Nine months ended September 30,		Year ended December 31,
	2009		2008
	Amount of shares	Weighted average issue price	Amount of shares	Weighted average issue price
		$		$
Outstanding at beginning of period	2,941,224	0.85	2,851,224	0.86
Issued	2,764,284	0.075	90,000	0.40

Outstanding at end of period	5,705,508	0.25	2,941,224	0.85

The total stock-based compensation expense, related to shares, options and warrants granted to employees directors and service providers, was comprised, at each period, as follows:

	Three months Ended September 30,		Nine months ended September 30,		Period from September 22, 2000 (inception date) through September 30,
	2009	2008	2009	2008	2009
	Unaudited		Unaudited		Unaudited
Research and development	42	76	223	121	16,848
General and administrative	138	192	340	397	7,923
Financial expenses, net	-	36	-	36	56
Total stock – based compensation expense	180	304	563	554	24,827

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTE 8 - SUBSEQUENT EVENTS

a.	On October 28, 2009 the Company issued to shareholder 9,916,667 shares of Common Stock (See note 7(B)(1)(f)).

b.
On October 2, 2009 the Company issued 1,250,000 Shares of Common Stock to service provider for one year of public relations work. If the Company decides to terminate the agreement with the service provider prior to the six month anniversary of the date of such agreement, then 625,000 shares of Common Stock will be canceled and returned to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. and its potential future business operations and performance. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” Some of these are described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2008 and in our quarterly report on Form10-Q for the fiscal quarter ended June 30, 2009. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

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

Our core technology was developed in collaboration with prominent neurologist, Prof. Eldad Melamed, the former head of Neurology of the Rabin Medical Center and member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research, and expert cell biologist Prof. Daniel Offen, of the Felsenstein Medical Research Center of Tel Aviv University.

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

Our aim is to provide neural stem cell transplants that (i) “replace” damaged dopaminergic nerve cells and diseased tissue by augmentation with healthy dopamine producing cells and (ii) maintain, preserve and restore the damaged and remaining dopaminergic cells in the patient’s brain, protecting them from further degeneration.

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

As a result of limited cash resources and the faster path through necessary clinical trials, the Company determined in the forth quarter of 2008 to focus all of its efforts on ALS, and for now will not allocate resources towards PD or other neurodegenerative diseases.  As a result of this new focus, the Company significantly downsized its employee base and employs only scientific employees that meet the Company's immediate goal: to conduct clinical trials in ALS patients in Israel.

Recent developments

On August 18, 2009, we entered into an amendment to the subscription agreement with ACCBT Corp. (the “Amendment”).  Pursuant to the Amendment: (i) ACCBT Corp. agreed to invest the remaining amount under the subscription agreement at a price per share of $0.12 (instead of a price per share of $0.1818) in monthly installments of not less than $50,000 beginning in August 2009; (ii) the exercise price of the final 10,083,334 warrants decreased from $0.36 to $0.29; (iii) the expiration date of all warrants extended from November 5, 2011 to November 5, 2013; and (iv) the purchase price per share of all 27,500,000 shares purchased pursuant to the subscription agreement decreased from $0.1818 to $0.12, which repricing applied retroactively to all shares purchased by ACCBT Corp. prior to the Amendment.  Accordingly, we adjusted the number of shares of our common stock issuable pursuant to the subscription agreement and issued 9,916,667 shares of common stock to ACCBT Corp.

During the fiscal quarter ended September 30, 2009, we entered into agreements with Protein Production Services Ltd. (PPS), a leading manufacturing contractor, and with Harlan Biotech Israel Ltd (HBI), a leading Good Laboratory Practice contractor, in order to conduct Good Manufacturing Practice (cGMP) production of our stem cell therapeutic product in PPS facilities and then complete pre-clinical safety experiments for the Company’s therapy for ALS in HBI laboratory. The agreements will allow us to complete the experiments required to submit an application to the Helsinki Committee with the Israeli Ministry of Health for starting ALS clinical trials in Israel.

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until September 30, 2009, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2013. In addition, the Company has incurred operating costs and other expenses of approximately $1,678,000 during the nine months ended September 30, 2009, and approximately $37,638,000 for the period from inception (September 22, 2000) until September 30, 2009. Operating expenses incurred since inception were approximately $12,572,000 for general and administrative expenses and $22,278,000 for research and development costs.

Research and Development, net:

Research and development expenses for the nine months ended September 30, 2009 and 2008 were $774,000 and $1,165,000, respectively. In addition, the Company’s grant from The Office of the Israeli  Chief  Scientist decreased by $400,000 to $58,000 for the nine months ended September 30, 2009 from $458,000 for the nine months ended September 30, 2008.

Research and development expenses, net, for the three months ended September 30, 2009 and 2008 were $275,000 and $292,000, respectively. In addition, the Company’s grant from The Office of the Israeli Chief Scientist decreased by $145,000 to $18,000 for the three months ended September 30, 2009 from $163,000 for the three months ended September 30, 2008. Therefore, the gross research and development expenses for the three months ended September 30, 2009 decreased by $162,000 to $293,000 for the three months ended September 30, 2009 from $455,000 for the three months ended September 30, 2008.

The decrease in gross research and development expenses for each of the three and nine month periods ended September 30, 2009 is primarily due to (i) the decrease in salary expenses due to the downsizing of the employee base in connection with the Company's current financial condition and (ii) the reduction in development activities as the Company decided to delay development activities in PD and other neurodegenerative diseases and focus solely on ALS.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2009 and 2008 were $883,000 and $1,428,000, respectively.

General and administrative expenses for the three months ended September 30, 2009 and 2008 were $318,000 and $405,000, respectively.

The decrease in general and administrative expenses for each of the three and nine month periods ended September 30, 2009 is primarily due to a reduction in Company  activities due to the Company’s current financial condition.

Financial Expenses

Financial expenses decreased by $232,000 to $21,000 for the nine months ended September 30, 2009 from expenses of $253,000 for the nine months ended September 30, 2008.

Financial expenses decreased by $3,000 to $28,000 for the three months ended September 30, 2009 from $31,000 for the three months ended September 30, 2008.

The decrease in financial expenses in the nine months ended September 30, 2009 and 2008 is primarily attributable to a decrease in amortization of the discount on short-term convertible loans that were recognized in the first half of 2008 and the exchange differentials derived from the changes in the exchange rate between the New Israeli Shekel to U.S. dollar.

Net Loss

Net loss for the nine months ended September 30, 2009 was $1,678,000, as compared to a net loss of $2,846,000 for the nine months ended September 30, 2008. Net loss per share for the nine months ended September 30, 2009 was $0.03, as compared to a net loss per share of $0.06 for the nine months ended September 30, 2008.

The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the nine months ended September 30, 2009 was 58,327,655, compared to 46,958,440 for the nine months ended September 30, 2008.

Net loss for the three months ended September 30, 2009 was $621,000, as compared to a net loss of $728,000 for the three months ended September 30, 2008. Net loss per share for the three months ended September 30, 2009 was $0.01, equal for the three months ended September 30, 2008.

The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended September 30, 2009 was 60,390,796, compared 51,354,951 for the three months ended September 30, 2008.

The decrease in the net loss for each of the three and nine month periods ended September 30, 2009 is mainly due to a (i) reduction in Company activities, (ii) downsizing of employees and (iii) amortization of discount on short-term convertible loans.

The increase in the weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three and nine months ended September 30, 2009 was due to (i) the issuance of shares in a private placement, (ii) the conversion of convertible loans, (iii) the exercise of warrants and (iv) the issuance of shares to service providers.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common stock and warrants and the issuance of convertible promissory notes. At September 30, 2009, we had $95,000 in total current assets and $3,272,000 in total current liabilities.

Net cash used in operating activities was $433,000 for the nine months ended September 30, 2009. Cash used for operating activities in the nine months ended September 30, 2009 was primarily for payment of salaries, material and fees to our employees, consultants, subcontractors and service providers.

Net cash provided by financing activities was $429,000 for the nine months ended September 30, 2009 and is primarily attributable to funds received from ACCBT Corp. under a certain subscription agreement.

We have a licensing agreement with Ramot under which we owe approximately $95,000 per quarter. In addition, we have an agreement with a lender under which we must pay approximately $25,000 over the next three months and an agreement with a lender of clean room which we need to pay $19,000 per month over the next three months.

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

On August 18, 2009, we entered into an amendment to the subscription agreement with ACCBT Corp. (the “Amendment”).  Pursuant to the Amendment: (i) ACCBT Corp. agreed to invest the remaining amount under the subscription agreement at a price per share of $0.12 (instead of a price per share of $0.1818) in monthly installments of not less than $50,000 beginning in August 2009; (ii) the exercise price of the final 10,083,334 warrants decreased from $0.36 to $0.29; (iii) the expiration date of all warrants extended from November 5, 2011 to November 5, 2013; and (iv) the purchase price per share of all 27,500,000 shares purchased pursuant to the subscription agreement decreased from $0.1818 to $0.12, which repricing applied retroactively to all shares purchased by ACCBT Corp. prior to the Amendment.  Accordingly, we adjusted the number of shares of our common stock issuable pursuant to the subscription agreement and issued 9,916,667 shares of common stock to ACCBT Corp.

We will need to raise substantial additional capital in order to meet our anticipated expenses. If we are not able to raise substantial additional capital, we may not be able to continue to function as a going concern and we may have to cease operations. Even if we obtain funding sufficient to continue functioning as a going concern, we will be required to raise a substantial amount of capital in the future in order to reach profitability and to complete the commercialization of our products. Our ability to fund these future capital requirements will depend on many factors, including the following:

•	our ability to obtain funding from third parties, including any future collaborative partners;

•	the scope, rate of progress and cost of our pre-clinical and clinical trials and other research and development programs;

•	the time and costs required to gain regulatory approvals;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the costs of filing, prosecuting, defending and enforcing patents, patent applications, patent claims, trademarks and other intellectual property rights;

•	the effect of competition and market developments; and

•	future pre-clinical and clinical trial results.

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

There were no significant changes to our critical accounting policies during the quarter ended September 30, 2009. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Internal Control Over Financial Reporting

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, which continued to exist as of September 30, 2009:

•
The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements. Specifically, our Chief Financial Officer handles all accounting issues of the Company alone as the Company terminated the Company’s accountant as part of the downsizing of the Company’s employee base.

•	Due to the decrease in the Company's activities and limited cash resources, the Company manually inputs all purchase and order activities and confirmation process instead of via an ERP system.

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

Management’s Remediation Initiatives

Based on financial condition and if we are able to raise sufficient fund to finance it, we plan to recruit new staff and develop policies and procedures for training of personnel or external advisers to verify that we have a sufficient number of personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. Where necessary, we will supplement personnel with qualified external advisors. Additionally, where appropriate, we plan to identify and implement training on accounting principles and procedures that would benefit our accounting and finance personnel.

Changes in Internal Control Over Financial Reporting

Other than as described above, no changes in our internal controls over financial reporting were identified during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting other than those remedial actions disclosed above.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of legal proceedings affecting the Company refer to Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Part II, Item I, "Legal Proceedings" of our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2009 and June 30, 2009. There were no material developments to the legal proceedings affecting the Company in the fiscal quarter ended September 30, 2009.

From time to time, we may become involved in litigation relating to claims arising out of operations in the normal course of business, which we consider routine and incidental to our business. We currently are not a party to any material legal proceedings, other than as described in Part I, Item 3, "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Part II, Item I, "Legal Proceedings" in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2009 and June 30, 2009, the adverse outcome of which, in management’s opinion, would have a material adverse effect on our business, results of operation or financial condition.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors previously disclosed in the “Risk Factors” section of (i) our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and (ii) our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009.

Item 5. Other Information.

During the quarter ended September 30, 2009, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

November 16, 2009	By:	/s/ Rami Efrati
Name: Rami Efrati
Title: Chief Executive Officer (Principal Executive Officer)

November 16, 2009	By:	/s/ David Stolick
Name: David Stolick
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
 Amendment to Subscription Agreement, dated as of July 31, 2009, by and between ACCBT Corp. and Brainstorm Cell Therapeutics Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 18, 2009 (File No. 333-61610).

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