Form 10-K
period 2009-12-31
BRAINSTORM CELL THERAPEUTICS INC
filed 2010-03-25
CIK 1137883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes☐  No ☒

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
Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), was $2,607,465.

As of March 24, 2010, the number of shares outstanding of the registrant's common stock, $0.00005 par value per share, was 87,707,647.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

BRAINSTORM CELL THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2009

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

Item 1. Description of Business.

Company Overview

Brainstorm Cell Therapeutics Inc. (“Brainstorm” or the “Company”) is a leading company developing stem cell therapeutic products based on breakthrough technologies enabling the in-vitro differentiation of bone marrow stem cells to neural-like cells. We aim to become a leader in adult stem cell transplantation for neurodegenerative diseases. Our focus is on utilizing the patient’s own bone marrow stem cells to generate neuron-like cells that may provide an effective treatment initially for ALS, PD and Multiple Sclerosis.

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

The team is also among the first to have successfully demonstrated release of neurotrophic factors from in-vitro differentiated bone marrow cells. Moreover, in research conducted by this team, implantation of these differentiated cells into brains of animal models that had been induced to Parkinsonian behavior markedly improved their symptoms.

Our aim is to provide neural stem cell transplants that maintain, preserve and restore the damaged and remaining dopaminergic cells in the patient’s brain, protecting them from further degeneration.

The Company holds exclusive worldwide rights to commercialize the technology, through a licensing agreement with Ramot, the technology transfer company of Tel Aviv University.
We are currently in the developmental stage of our technology and products and we intend to begin the process of seeking regulatory approval from regulatory agencies in the U.S and Europe.

In Israel, we have obtained Institutional Review Board (IRB) approval for a Phase I/II clinical study in ALS patients at the Hadassah Medical Center, and are currently awaiting final approval of the Israeli Ministry of Health.

In parallel, our efforts are directed at:

•	Finalizing a GMP compliant production process;
•	Demonstrating safety and efficacy in animals and in human ALS patients; and
•	Setting up centralized facilities to provide the therapeutic products and services for transplantation in patients.

As a result of limited cash resources and the desire to take a faster path to clinical trials, in the fourth quarter of 2008 the Company determined to focus all of its efforts on ALS, and we are currently not allocating resources towards PD or other neurodegenerative diseases.

Our Approach

Our research team led by Prof. Melamed and Dr. Offen has shown that human bone marrow mesenchymal stem cells can be expanded and induced to differentiate into two types of brain cells, neurons-like and astrocyte-like, each having different therapeutic potential, as follows:

NurOwn  program 1 - Dopaminergic neuron-like cells - human bone marrow derived dopamine producing neural cells for restorative treatment in PD. Human bone marrow mesenchymal stem cells were isolated and expanded. Subsequent differentiation of the cell cultures in a proprietary differentiation medium generated cells with neuronal-like morphology and showing protein markers specific to neuronal cells. Moreover, the in-vitro differentiated cells were shown to express enzymes and proteins required for dopamine metabolism, particularly the enzyme tyrosine hydroxylase. Most importantly, the cells produce and release dopamine in-vitro. Further research consisting of implanting these cells in an animal model of PD (6-OHDA induced lesions), showed the differentiated cells exhibit long-term engraftment, survival and function in vivo. Most importantly, such implantation resulted in marked attenuation of their symptoms, essentially reversing their Parkinsonian movements.

NurOwn program 2 - Neurotrophic-factors (“NTF”) secreting cells - human bone marrow derived NTF secreting cells for treatment of PD, ALS and Multiple Sclerosis. In-vitro differentiation of the expanded human bone marrow derived mesenchymal stem cells in a proprietary medium leads to the generation of neurotrophic-factors secreting cells. The in-vitro differentiated cells were shown to express and secrete GDNF, as well as other NTFs, into the growth medium. GDNF is a neurotrophic-factor, previously shown to protect, preserve and even restore neuronal function, particularly dopaminergic cells in PD, but also neuron function in other neurodegenerative pathologies such as ALS and Huntington’s disease. Unfortunately, therapeutic application of GDNF is hampered by its poor brain penetration and stability. Attempting to infuse the protein directly to the brain is impractical and the alternative, using GDNF gene therapy, suffers from the limitations and risks of using viral vectors. Our preliminary results show that our NTF secreting cells, when transplanted into a 6-OHDA lesion PD rat model, show significant efficacy. Within weeks of the transplantation, there was an improvement of more than 50% in the animals’ characteristic disease symptoms.

We already optimized the proprietary processes for induction of differentiation of human bone marrow derived mesenchymal stem cells into differentiated cells that produce dopamine and/or NTFs for transplantation into PD and ALS patients.  The optimization and process development will be conducted in Good Manufacturing Practice (“GMP”).  Once the optimization of the process is completed, we intend to evaluate the safety and efficacy of our various cell transplants in animal models.  Based on the results in animals, we intend to use the differentiated cell products for conducting clinical trials to assess the efficacy of the cell therapies in ALS and PD patients.

Our technology is based on the NurOwn products - an autologous cell therapeutic modality, comprising the extraction of the patient bone marrow, processed into the appropriate neuronal-like cells and re-implanted into the patient’s muscles or brain. This approach is taken in order to increase patient safety and minimize any chance of immune reaction or cell rejection.

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

Recent Developments

Hadassah

On February 17, 2010, a wholly owned Israeli subsidiary of the Company entered into a series of agreements with Hadasit Medical Research Services and Development Ltd., a subsidiary of the Hadassah Medical Organization (“Hadassah”). Under the agreements, Hadassah and BrainStorm personnel will conduct a clinical trial to evaluate the safety and tolerability of BrainStorm’s treatment using mesenchymal bone marrow stem cells secreting neurotrophic factors (MSC-NTF) in patients with ALS, in accordance with a protocol developed jointly by BrainStorm and Hadassah. The trial is scheduled to include 26 patients.

Intellectual property generated through the study will be owned by BrainStorm.  Hadassah will be entitled to use the intellectual property generated through the study for non-commercial purposes. All existing intellectual property of Brainstorm and Hadassah shall be retained by them.

Investment of $1,500,000

On February 17, 2010, the Company entered into Securities Purchase Agreements with three individual investors (collectively, the “Investors”), pursuant to which the Company agreed to issue to the Investors an aggregate of 6,000,000 shares of common stock and two-year warrants to purchase 3,000,000 shares of common stock with an exercise price of $0.50 in exchange for $1,500,000.

On March 2, 2010, the transaction involving the sale of the shares of common stock and warrants was completed, and the 6,000,000 shares of common stock and warrants or purchase 3,000,000 shares of common stock were issued in exchange for the investment of $1,500,000 in the Company.

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

Amyotrophic Lateral Sclerosis

ALS, often referred to as “Lou Gehrig's disease,” is a progressive neurodegenerative disease that affects nerve cells in the brain and the spinal cord. Motor neurons reach from the brain to the spinal cord and from the spinal cord to the muscles throughout the body. The progressive degeneration of the motor neurons in ALS eventually leads to death. As motor neurons degenerate, they can no longer send impulses to the muscle fibers that normally result in muscle movement. With voluntary muscle action progressively affected, patients in the later stages of the disease may become completely paralyzed. However, in most cases, mental faculties are not affected.

Approximately 6,000 people in the U.S. are diagnosed with ALS each year. It is estimated that as many as 30,000 Americans and 100,000 people across the western world may have the disease at any given time. Consequently, the total estimated cost of treating ALS patients is approximately $1.25 billion per year in the U.S. and $3 billion per year in the western world.

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

Business Strategy

Our efforts are currently focused on the development of the technology to convert the process from the lab stage to the clinical stage, with the following main objectives:

•	Developing the cell differentiation process according to health regulation guidelines;

•	Demonstrating safety and efficacy, first in animals and then in patients; and

•	Setting up centralized facilities to provide NurOwn therapeutic products and services for transplantation in patients.

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

Business Model

Our objective is to have the proprietary procedure adopted by many medical centers, throughout the U.S., Europe, Israel and East Asia for the treatment of ALS, PD, and other neurodegenerative diseases. Our intended procedure for the replacement of the degenerated neurons with healthy functional cells derived by differentiation of bone marrow, may be among the earliest successes of stem cell technologies and could be the starting point for a massive market potential in the area of autologous transplantation. A central laboratory would be responsible for processing bone marrow extracted from patients, enabling the production of the cells required for the transplantation. Transplantation would be carried out by the medical centers, with revenues shared with us on an agreed basis.

We will consider seeking cooperation with a major strategic marketing partner, having established distribution channels and the ability to gain relatively fast access to the target markets.

Our approach will be optimized by working with a major partner. We believe there is a substantial market opportunity and cooperation with strategic partners would facilitate a more rapid and broad market penetration, by leveraging the partner’s market credibility and the proven ability to provide service and support across a large and geographically spread target market.

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

Our business model calls for significant investments in research and development.  Our research and development expenditures (i) in 2009 (before Ramot reserve accrual and participation by the Israeli Office of Chief Scientist) were $1,069,000, which included $289,000 in stock-based compensation and (ii) in 2008 were $2,097,000, which included $219,000 in stock-based compensation.

Intellectual Property

We have filed the following patent applications:

WO2004/046348 METHODS, NUCLEIC ACID CONSTRUCTS AND CELLS FOR TREATING NEURODEGENERATIVE DISORDERS. National phase filings in Europe and the United States. Substantive examinations have been initiated in the U.S. and Europe. A patent was granted in Singapore.

WO2006/134602 ISOLATED CELLS AND POPULATIONS COMPRISING SAME FOR THE TREATMENT OF CNS DISEASES. National phase filings in the U.S., Australia, Europe, Israel and China.  Substantive examinations have been initiated in some jurisdictions, including Israel and Europe.  A patent was granted in South Africa.

A joint Brainstorm-Ramot patent application as PCT:

WO2009/144718MESENCHYMAL STEM CELLS FOR THE TREATMENT OF CNS DISEASES

The patent applications, as well as relevant know-how and research results are licensed from Ramot. We intend to work with Ramot to protect and enhance our mutual intellectual property rights by filing continuations and new patent applications on any improvements and any new discoveries arising in the course of research and development.

Research and License Agreement with Ramot

On July 8, 2004, we entered into a Research and License Agreement (the “Original Ramot Agreement”) with Ramot, the technology licensing company of Tel Aviv University, which agreement was amended on March 30, 2006 by the Amended Research and License Agreement (described below). Under the terms of the Original Ramot Agreement, Ramot granted to us an exclusive license to (i) the know-how and patent applications on the above-mentioned stem cell technology developed by the team led by Prof. Melamed and Dr. Offen, and (ii) the results of further research to be performed by the same team on the development of the stem cell technology. Simultaneously with the execution of the Original Ramot Agreement, we entered into individual consulting agreements with Prof. Melamed and Dr. Offen pursuant to which all intellectual property developed by Prof. Melamed or Dr. Offen in the performance of services thereunder will be owned by Ramot and licensed to us under the Original Ramot Agreement.

Under the Original Ramot Agreement, we agreed to fund further research relating to the licensed technology in an amount of $570,000 per year for an initial period of two years, and for an additional two-year period if certain research milestones were met.

In consideration for the license, we originally agreed to pay Ramot:

•	An up-front license fee payment of $100,000;

•	An amount equal to 5% of all net sales of products; and

•	An amount equal to 30% of all sublicense receipts.

On March 30, 2006, we entered into an Amended Research and License Agreement (the “Amended Research and License Agreement”) with Ramot. Under the Amended Research and License Agreement, the funding of further research relating to the licensed technology in an amount of $570,000 per year was reduced to $380,000 per year. Moreover, under the Amended Research and License Agreement, the initial period of time that we agreed to fund the research was extended from an initial period of two (2) years to an initial period of three (3) years. The Amended Research and License Agreement also extended the additional two-year period in the Original Ramot Agreement to an additional three-year period, if certain research milestones were met. In addition, the Amended Research and License Agreement reduced (i) certain royalties payments from five percent (5%) to three percent (3%) of all net sales in cases of third party royalties and (ii) potential payments concerning sublicenses from 30% to 20-25% of sublicense receipts.

We entered into a Second Amended and Restated Research and License Agreement with Ramot on July 26, 2007. Like the Original Ramot Agreement, the amended license agreement imposed on us development and commercialization obligations, milestone and royalty payment obligations and other obligations. As of June 30, 2007, we owed Ramot an aggregate of $513,249 in overdue payments and patent fees under the Amended Research and License Agreement. On August 1, 2007, we obtained a waiver and release from Ramot pursuant to which Ramot agreed to an amended payment schedule regarding our payment obligations under the amended license agreement and waived all claims against us resulting from our previous breaches, defaults and non-payment under the Amended Research and License Agreement.

In addition, in the event that the “research period”, as defined in the amended license agreement, was extended for an additional three year period in accordance with the terms of the amended license agreement, then we had to make payments to Ramot during the first year of the extended research period in an aggregate amount of $380,000.

On December 24, 2009, we entered into a Letter Agreement (the “Letter Agreement”) with Ramot, pursuant to which, among other things, Ramot agreed to: (i) release the Company from it’s obligation to fund three years of additional research (which would have totaled $1,140,000); (ii) accept shares of common stock of the Company in lieu of $272,000 is past-due amounts.  Pursuant to the Letter Agreement, the Company agreed, among other things, to: (i) reimburse Ramot for outstanding patent-related expenses; (ii) abandon its rights in certain patents of Ramot.

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

Although there can be no assurance that the FDA will not choose to change its regulations, current regulation proposes that cell products which are manipulated, allogeneic, or as in our case, autologous but intended for a different purpose than the natural source cells (NurOwn are bone marrow derived and are intended for transplantation into the brain or into the muscles) must be regulated through a "tiered approach intended to regulate human cellular and tissue based products only to the extent necessary to protect public health". Thus the FDA requires: (i) preclinical laboratory and animal testing; (ii) submission of an IND exemption which must be effective prior to the initiation of human clinical studies; (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use; (iv) submission to the FDA of a BLA; and (v) review and approval of the BLA as well as inspections of the manufacturing facility for GMP compliance, prior to commercial marketing of the product.

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

Employees

We currently have eight scientific and administrative employees, six of whom are full-time.  None of our employees is represented by a labor union and we believe that we have good relations with our employees.

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

Pursuant to a subscription agreement, as amended, we have with ACCBT Corp., we expected to issue and sell additional shares and warrants to ACCBT for aggregate consideration of up to $5,000,000. As of December 31, 2009, ACCBT had invested up to $4,509,000 in the Company pursuant to the subscription agreement, as amended.

In recent months, we have entered into subscription agreements and/or securities purchase agreements with various investors and have raised an aggregate of $1,750,000.  However, we will still need to secure additional funds to effect our plan of operations.

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

Our business in the foreseeable future will be based on technology licensed from Ramot and if this license were to be terminated for any reason, including failure to make required payments, we would need to change our business strategy and we may be forced to cease our operations. Agreements we have with Ramot impose on us development and commercialization obligations, milestone and royalty payment obligations and other obligations.  Under these agreements, we are obligated to pay certain fees to Ramot.  If we fail to comply with these obligations, Ramot may have the right to terminate the license.  If Ramot elects to terminate our license, we would need to change our business strategy and we may be forced to cease our operations.  We currently do not owe Ramot any overdue payments.

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

Our company has a history of losses and we expect to incur losses for the foreseeable future. We had no revenues for the fiscal years ended December 31, 2009 or December 31, 2008. As a development stage company, we are in the early stages of executing our business plan. Our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. Most notably, we do not expect that any therapies resulting from our or our collaborators’ research and development efforts will be commercially available for a significant number of years, if at all. We also do not expect to generate revenues from strategic partnerships or otherwise for at least the next 12 months, and likely longer. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have an adverse impact on our working capital, total assets and stockholders’ equity, and we may never achieve profitability.

The field of stem cell therapy is new and our development efforts may not yield an effective treatment of human diseases. Except for bone marrow transplants for neoplastic disease, the field of stem cell therapy remains largely untested in the clinical setting. Our intended cell therapeutic treatment methods for ALS and PD involve a new approach that has never been proven to work in human testing. We are still conducting experimental testing in animals for our treatment and are going to conduct clinical trials, which, together with other stem cell therapies, may ultimately prove ineffective in treatment of human diseases. If we cannot successfully implement our stem cell therapy in human testing, we would need to change our business strategy and we may be forced to cease our operations.

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

We may not be able to obtain regulatory approval of potential products, or may experience delays in obtaining such approvals, and we may consequently never generate revenues from product sales because of any of the following risks inherent in the regulation of our business:

•
We may not be successful in obtaining the approval to perform clinical studies, including the approval the Israeli Ministry of Health to conduct clinical trials on ALS patients, an investigational new drug application, or IND, with respect to a proposed product;

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

We may not be able to succeed in our business model of seeking to enter into collaborations at appropriate stages of development.  We intend to enter into strategic partnerships as we progress towards advanced clinical development and commercialization with companies responsible for such activities. We intend to provide strategic partners with services required to process the NurOwn products for the clinical trials. It may be difficult for us to find third parties that are willing to enter into collaborations for our potential products at the appropriate stage of development, on economic terms that are attractive to us or at all. If we are not able to continue to enter into acceptable collaborations, we could fail in our strategy of generating an early inflow of up-front and milestone payments and to enhance our capacities in regulatory and clinical infrastructure while minimizing expenditure and risk and we could be required to undertake and fund further development, clinical trials, manufacturing and marketing activities solely at our own expense.

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

We face significant competition in our efforts to develop cell therapies for ALS, PD and other neurodegenerative diseases. We face significant competition in our efforts to develop cell therapies and other treatment or procedures to cure or slow the effects of ALS, PD and other neurodegenerative diseases. Among our competitors are companies that are involved in the fetal cell transplant or embryonic stem cell derived cell therapy and companies developing adult stem cells. Other companies are developing traditional chemical compounds, new biological drugs, cloned human proteins and other treatments, which are likely to impact the markets that we intend to target. Many of our competitors possess longer operating histories and greater financial, managerial, scientific and technical resources than we do and some possess greater name recognition and established customer bases. Many also have significantly more experience in preclinical testing, human clinical trials, product manufacturing, the regulatory approval process and marketing and distribution than we do.

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

On April 28, 2008, the Board approved the amendment and restatement of the Plans to increase the number of shares available for issuance under the Plans by an additional 5,000,000 shares.  Our shareholders approved the amendment and restatement of the Plans on June 5, 2008.  We have made and intend to make further option grants under the Plans or otherwise issue warrants or shares of our common stock to individuals under the Plans. For example, as of March 16, 2010:

•
under our Global Plan we have granted and not canceled a total of 9,546,778 options with various exercise prices and expiration dates, to officers, directors, services providers, consultants and employees.

•	under our U.S. Plan we have issued an additional 830,000 shares of restricted stock and options for grants to Scientific Advisory Board members, service providers, consultants and directors.

Such issuances will, if and when made (and if options or warrants are subsequently exercised), dilute your percentage ownership in the Company.

As of March 16, 2010, all of our outstanding convertible notes had been converted or repaid.

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

Investors may face significant restrictions on the resale of our stock due to the way in which stock trades are handled by broker-dealers. Brokers may be less willing to execute transactions in securities subject to “penny stock” rules. This may make it more difficult for investors to dispose of shares of our common stock and cause a decline in the market value of our stock. Because of large broker-dealer spreads, investors may be unable to sell the stock immediately back to the broker-dealer at the same price the broker-dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. The market among broker-dealers may not be active. Investors in penny stocks often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make.

The trading price of our common stock entails additional regulatory requirements, which may negatively affect such trading price.   Our common stock is currently listed on the OTC Bulletin Board, an over-the-counter electronic quotation service, which stock currently trades below $5.00 per share. We anticipate the trading price of our common stock will continue to be below $5.00 per share. As a result of this price level, trading in our common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The address of our principal executive offices is 110 East 59 th Street, New York, NY 10022, where we have a license to use office space and receive general office services. We have paid rent in the past, but are currently not required to do so.

On December 1, 2004, our Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the “Subsidiary”) entered into a lease agreement for the lease of premises in 12 Basel Street, Petach Tikva, Israel, which include approximately 600 square meters of office and laboratory space. The original term of the lease was 36 months, with two options to extend: one for an additional 24 months (the “First Option”); and one for an additional 36 months (the “Second Option”). We are currently in the Second Option period and rent is paid on a quarterly basis in the amount of NIS 31,035 (approximately $8,200) per month.

We expanded our Petach Tikva facility in 2008 to include an animal research facility.

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

From time to time, we may become involved in litigation relating to claims arising out of operations in the normal course of business, which we consider routine and incidental to our business. We currently are not a party to any legal proceedings other than as described above, the adverse outcome of which, in management’s opinion, would have a material adverse effect on our business, results of operation or financial condition.

Item 4.	REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently traded on the OTC Bulletin Board operated by the NASD (OTC BB) under the symbol “BCLI”.  The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported on the OTC BB.

Quarter Ended	High	Low
December 31, 2009	$0.44	$0.18
September 30, 2009	$0.49	$0.05
June 30, 2009	$0.10	$0.06
March 31, 2009	$0.22	$0.05
December 31, 2008	$0.19	$0.06
September 30, 2008	$0.32	$0.15
June 30, 2008	$0.51	$0.24
March 31, 2008	$0.73	$0.32

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. These factors are described in Item 7 below.

Dividends

We have not paid or declared any cash or other dividends on our common stock within the last two years. Any future determination as to the payment of dividends will depend upon our results of operations, and on our capital requirements, financial condition and other factors relevant at the time.

Record Holders

As of March 16, 2010, there were approximately 84 holders of record of our common stock.

Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized under the plans is included in Item 12 below.

Recent Sales of Unregistered Securities

On October 1, 2009, the Company issued 150,000 shares of the Company’s common stock to ERS Associates Ltd. for public relations and investor relations work performed by ERS Associates Ltd. for the Company.

On January 6, 2010, the Company issued 60,000 shares of the Company’s common stock to Landoy Risk Management Ltd. in full satisfaction of the $15,000 owed by the Company to Landoy Risk Management Ltd.  The amount payable by the Company to Landoy Risk Management Ltd. was converted into our common stock at a conversion price of $0.25.

On January 27, 2010, upon conversion of a $150,000 8% Convertible Promissory Note, dated as of March 5, 2007, issued by the Company to Eliyahu Weinstein, the Company issued 1,016,109 shares of the Company’s common stock to Tayside Trading Ltd. (“Tayside”), Mr. Weinstein’s assignee, upon receipt of Tayside’s written notice of his election to convert all of the outstanding principal and interest amount of the note into shares of the Company’s common stock.  The conversion price was $0.1875.

On February 19, 2010, upon conversion of a $135,000 4% Convertible Promissory Note, dated as of December 13, 2009, issued by the Company to Thomas B. Rosedale, the Company issued 402,385 shares of the Company’s common stock to Thomas B. Rosedale upon receipt of written notice of his election to convert all of the outstanding principal and interest amount of the note into shares of the Company’s common stock.  The conversion price was $0.338.

On January 5, 2010, the Company issued 50,000 shares of common stock to its public relations advisors for six months of services performed for the Company.  The issuance of such shares was in accordance with an agreement with the public relations advisors that entitles them to a monthly grant of 8,333 shares of the Company’s common stock.

The issuances of the securities described in this Item 5 were effected without registration in reliance upon Regulation D promulgated under Securities Act of 1933, as amended.  No underwriters were involved with the issuance of such securities and no commissions were paid in connection with such transaction.

Item 6.	SELECTED FINANCIAL DATA

Not required.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

The Company is a leading company developing stem cell therapeutic products based on breakthrough technologies enabling the in-vitro differentiation of bone marrow stem cells to neural-like cells. We aim to become a leader in adult stem cell transplantation for neurodegenerative diseases. Our technology is based on the use of the patient’s own bone marrow stem cells to generate astrocyte-like cells secreting Neurotrophic factors that may provide an effective treatment initially for ALS, PD and Multiple Sclerosis.

Our core technology was developed in collaboration with prominent neurologist, Prof. Eldad Melamed, the former head of Neurology of the Rabin Medical Center and member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research, and expert cell biologist Prof. Daniel Offen, of the Felsenstein Medical Research Center of Tel Aviv University.

The Company’s team is among the first to demonstrate the in-vitro differentiation of bone marrow cells into glial-like cells secreting neurotrophic-factor (“NTF”) including GDNF, BDNF, NGF and IGF-1.

The team is also among the first to have successfully demonstrated release of neurotrophic factors from in-vitro differentiated bone marrow cells. Moreover, in research conducted by this team, implantation of these differentiated cells into the brains of animal models that had been induced to Parkinsonian behavior markedly improved their Parkinsonian symptoms.

Our aim is to provide neural stem cell transplants that maintain, preserve and restore the damaged and remaining dopaminergic cells in the patient’s brain, protecting them from further degeneration.

The Company holds exclusive worldwide rights to commercialize the technology, through a licensing agreement with Ramot, the technology transfer company of Tel Aviv University.

On February 17, 2010, the Company entered into an agreement with Hadasit Medical Research Services and Development Ltd., a subsidiary of the Hadassah Medical Organization (“Hadassah”) to conduct clinical trials to evaluate the safety and tolerability of the Company’s treatment using mesenchymal bone marrow stem cells secreting neurotrophic factors in up to 26 ALS patients at the Hadassah Medical Center.
Hadassah’s Institutional Review approved the commencement of such clinical trials, pending approval by the Israel’s Ministry of Health Review Board.

We are going to begin the process of seeking regulatory approval from regulatory agencies in the U.S and Europe. Our efforts are directed at the development of the technology from the lab to the clinic with the following main objectives:

•	Developing the cell differentiation process according to Food and Drug Administration (“FDA”) and the European agency for evaluation of medical product (“EMEA”) guidelines;

•	Demonstrating safety and efficacy in animals and in human patients; and

•	Setting up centralized facilities to provide the therapeutic products and services for transplantation in patients.

As a result of limited cash resources and the desire to take a faster path to clinical trials, in the fourth quarter of 2008 the Company determined to focus all of its efforts on ALS, and we are currently not allocating resources towards PD or other neurodegenerative diseases.

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until December 31, 2009, the Company did not earn any revenues from operations. The Company does not expect to earn revenues from operations until 2013. In addition, the Company incurred operating costs and expenses of approximately $1,750,000 during the year ending December 31, 2009, and approximately $34,939,000 for the period from inception (September 22, 2000) through December 31, 2009. Operating expenses incurred since inception were approximately $13,254,000 for general and administrative expenses and $21,685,000 for research and development costs.

Research and Development, net:

Research and development expenses, net for the year ended December 31, 2009 and 2008 were $181,000 and $1,639,000, respectively.  In addition, the Company grant from The Office of the Chief Scientist decreased by $330,000 to $128,000 for the year ended December 31, 2009 from $458,000 for the year ended December 31, 2008.

The decrease in research and development expenses, net for the year ended December 31, 2009 is primarily due to: (i) the Settlement Agreement with Ramot, under which Ramot released the Company from it’s obligation to fund the extended research period; the Company reversed an amount equal to $760,000 that accumulated in the past years for the extended research period;  (ii) the decrease in salary expenses due to the downsizing of the employee base in connection with the Company's financial condition; and (iii) the reduction in development activities as the Company decided to delay development activities in PD and other neurodegenerative diseases and focus solely on ALS.

General and Administrative

General and administrative expenses for the years ended December 31, 2009 and 2008 were $1,569,000 and $1,629,000, respectively. General and administrative expenses for the year ended December 31, 2009 consisted of  $895,000 in stock-based compensation expenses and $674,000 in salary, legal, audit, public and investor relations and other expenses. General and administrative expenses for the year ended December 31, 2008 consisted of $509,000 in stock-based compensation expenses and $1,120,000 in salary, legal, audit, public and investor relations and other expenses.

The decrease in general and administrative expenses, excluding stock-based compensation expenses, for the year ended  December 31, 2009 is primarily due to a reduction in Company activities in fiscal 2009 due to the Company’s financial condition.

Financial Expenses

Financial expenses decreased by $173,000 to $31,000 for the year ended December 31, 2009 from $204,000 for the year ended December 31, 2008.

The decrease in financial expenses for the year ended December 31, 2009 is primarily to a decrease in amortization of the discount on short-term convertible loans that were recognized in the first half of 2008 and the exchange differentials derived from the changes in the exchange rate between the New Israeli Shekel to U.S. dollar.

Net Loss

Net loss for the year ended December 31, 2009 was $1,781,000, as compared to a net loss of $3,472,000 for the year ended December 31, 2008. Net loss per share for the year ended December 31, 2009 was $0.03, as compared to a net loss per share of $0.07 for the year ended December 31, 2008.

The decrease in the net loss for the year ended December 31, 2009 is due to a (i) reduction in Company activities, (ii) downsizing of employees and (iii) amortization of discount on short-term convertible loans.

The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the year ended December 31, 2009 was 61,151,011, compared to 49,040,500 for the year ended December 31, 2008.

The increase in the weighted average number of shares of common stock used in computing basic and diluted net loss per share for the year ended December 31, 2009 was due to (i) the issuance of shares in a private placement, (ii) the conversion of convertible loans, (iii) the exercise of warrants and (iv) the issuance of shares to service providers.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common stock and warrants and the issuance of convertible promissory notes. At December 31, 2009, we had $87,000 in total current assets and $2,388,000 in total current liabilities.

Net cash used in operating activities was $744,000 for the year ended December 31, 2009. Cash used for operating activities in the year ended December 31, 2009 was primarily for (i) payment of salaries and fees to our employees, consultants, subcontractors and services providers, (ii) purchase of laboratory materials and (iii) Company operations.

Net cash used in investing activities was $39,000 for the year ended December 31, 2009. Cash used for investing activities in the year ended December 31, 2009 was primarily for cancellation of restricted cash.

Net cash provided by financing activities was $704,000 for the year ended December 31, 2009 and is primarily attributable to funds received from ACCBT under the Subscription Agreement and the amendment of the Subscription Agreement.

Our material cash needs for the next 12 months include the payments due under the following:

1.	An agreement with a lender under which we must pay approximately $120,000 over the next year; and
2.
An agreement with Hadassah to conduct clinical trials in ALS patients, under which we must pay to Hadassah an amount of  (i) up to $38,190 per patient (up to $992,880 in the aggregate) and  (ii) $31,250 per month for rent and operations.

Our other material cash needs for the next 12 months will include payments of/to (i) employee salaries, (ii) lease of clean room for cell differentiation for Hadassah's clinical trials (iii) conduct clinical trials in the Hadassah Medical Center, (iv) patents, (v) construction fees for facilities to be used in our research and development and (vi) fees to our consultants and legal advisors.

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

On August 18, 2009, we entered into an amendment to the subscription agreement with ACCBT Corp. (the “Amendment”). Pursuant to the Amendment: (i) ACCBT Corp. agreed to invest the remaining amount (approximately $1,000,000) under the subscription agreement at a price per share of $0.12 (instead of a price per share of $0.1818) in monthly installments of not less than $50,000 beginning in August 2009; (ii) the exercise price of the final 10,083,334 warrants decreased from $0.36 to $0.29; (iii) the expiration date of all warrants extended from November 5, 2011 to November 5, 2013; and (iv) the purchase price per share of all 27,500,000 shares purchased pursuant to the subscription agreement decreased from $0.1818 to $0.12, which repricing applied retroactively to all shares purchased by ACCBT Corp. prior to the Amendment.

On January 25, 2010, we entered into a Subscription Agreement with Reytalon Ltd, pursuant to which the Company issued 1,250,000 shares of common stock of the Company to Reytalon Ltd at a purchase price of $0.20 per share for total gross proceeds of $250,000 paid to the Company and a warrant to purchase up to an additional 1,250,000 shares of the Company’s common stock at an exercise price of $0.50 per share and which is exercisable until January 24, 2012.

On February 17, 2010, we entered into Securities Purchase Agreements with three individual investors, pursuant to which the Company agreed to issue to the Investors an aggregate of 6,000,000 shares of common stock and two-year warrants to purchase 3,000,000 shares of common stock with an exercise price of $0.50 in exchange for $1,500,000.  On March 2, 2010, the transaction was completed and the Company received the $1,500,000 investment.

We will need to raise additional capital in order to meet our anticipated expenses. If we are not able to raise substantial additional capital, we may not be able to continue to function as a going concern and we may have to cease operations. Even if we obtain funding sufficient to continue functioning as a going concern, we will be required to raise a substantial amount of capital in the future in order to reach profitability and to complete the commercialization of our products. Our ability to fund these future capital requirements will depend on many factors, including the following:

•	our ability to obtain funding from third parties, including any future collaborative partners;

•	the scope, rate of progress and cost of our clinical trials and other research and development programs;

•	the time and costs required to gain regulatory approvals;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the costs of filing, prosecuting, defending and enforcing patents, patent applications, patent claims, trademarks and other intellectual property rights;

•	the effect of competition and market developments;

•	Pre-clinical and clinical trial results,.

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

AS OF DECEMBER 31, 2009

U.S. DOLLARS IN THOUSANDS
(Except share data)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009

U.S. DOLLARS IN THOUSANDS
(Except share data)

INDEX

Page

Report of Independent Registered Public Accounting Firm	27

Consolidated Balance Sheets	29

Consolidated Statements of Operations	30

Statements of Changes in Stockholders' Equity (Deficiency)	31 - 34

Consolidated Statements of Cash Flows	35

Notes to Consolidated Financial Statements	36 - 63

Brightman Almagor 1 Azrieli Center Tel Aviv 67021 P.O.B. 16593, Tel Aviv 61164 Israel Tel: +972 (3) 608 5555 Fax: +972 (3) 609 4022 info@deloitte.co.il www.deloitte.com/il

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM

To the Board of Directors and Stockholders of
BRAINSTORM CELL THERAPEUTICS Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of BRAINSTORM CELL THERAPEUTICS Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statement of income, stockholders' deficiency, and cash flows for each of the two  years in the period  ended  December 2009 and for the period from September 22, 2000 (date of inception) to December 31, 2009. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audits.

The financial statements for the period from September 22, 2000 (inception) through December 31, 2007, were audited by other auditors. The consolidated financial statements for the period from September 22, 2000 (inception) through December 31, 2007 included a net loss of $32,488,000. Our opinion on the consolidated statements of operations, changes in stockholders' deficiency and cash flows for the period from September 22, 2000 (inception) through December 31, 2009, insofar as it relates to amounts for prior periods through December 31, 2007, is based solely on the report of other auditors. The other auditors report dated April 13, 2008 expressed an unqualified opinion, and included an explanatory paragraph concerning an uncertainty about the Company's ability to continue as a going concern, and regarding the status of the Company research and development license agreement with Ramot.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditor, such consolidated financial statements present fairly, in all material respects, the financial position of BRAINSTORM CELL THERAPEUTICS Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the  two years in the period ended December 2009 and for the period from September 22, 2000 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in development of novel cell therapies for neurodegenerative diseases, particularly Parkinson's disease, based on the acquired technology and research to be conducted and funded by the Company as discussed in Note 1 to the financial statements. The Company's working capital deficiency and operating losses since inception through December 31, 2009 raise substantial doubts about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Brightman Almagor Zohar & Co.
Brightman Almagor Zohar & Co.
Certified Public Accountants
A Member Firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel
March 25, 2010

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	December 31
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	1	2
Restricted cash (Note 10b)	-	36
Accounts receivable and prepaid expenses (Note 5)	86	21

Total current assets	87	59

LONG-TERM INVESTMENTS:
Prepaid expenses	7	11
Severance pay fund	88	62

Total long-term investments	95	73

PROPERTY AND EQUIPMENT, NET (Note 6)	575	743

Total assets	757	875

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Short term Credit from bank	46	72
Trade payables	600	744
Other accounts payable and accrued expenses (Note 7)	1,418	1,672
Short- term convertible note (Note 8 and 15g)	135	-
Short-term convertible loans (Note 9b and 15b)	189	172
Short-term loans (Note 9h)	-	199

Total current liabilities	2,388	2,859

ACCRUED SEVERANCE PAY	112	92

Total liabilities	2,500	2,951

COMMITMENTS AND CONTINGENCIES (Note 10)	-	-

STOCKHOLDERS' DEFICIENCY:
Stock capital: (Note 11)	4	3
Common stock of $ 0.00005 par value - Authorized: 800,000,000 shares at December 31, 2009 and 2008; Issued and outstanding: 76,309,152 and 55,241,418 shares at December 31, 2009 and 2008, respectively
Additional paid-in-capital	35,994	33,881
Deficit accumulated during the development stage	(37,741)	(35,960)

Total stockholders' deficiency	(1,743)	(2,076)

Total liabilities and stockholders' deficiency	757	875

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share data)

	Year ended December 31,		Period from September 22, 2000 (inception date) through December 31,
	2009	2008	2009

Operating costs and expenses:

Research and development, net (Note 12)	181	1,639	21,685
General and administrative	1,569	1,629	13,254

Total operating costs and expenses	1,750	3,268	34,939

Financial expenses, net	31	204	2,585

	1,781	3,472	37,524
Taxes on income (Note 13)	-	-	53

Loss from continuing operations	1,781	3,472	37,577
Net loss from discontinued operations	-	-	164

Net loss	1,781	3,472	37,741

Basic and diluted net loss per share from continuing operations	0.03	0.07

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	61,151,011	49,040,500

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except share data)

					Deficit accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	stock-based	development	equity
	Number	capital	compensation	stage	(deficiency)	(deficiency)

Balance as of March 31, 2005	20,867,808	$1	$25,101	$(5,395)	$(19,003)	$704

Stock issued on May 12, 2005 for private placement at $0.8 per share	186,875	(*) -	149	-	-	149
Stock issued on July 27, 2005 for private placement at $0.6 per share	165,000	(*) -	99	-	-	99
Stock issued on September 30, 2005 for private placement at $0.8 per share	312,500	(*) -	225	-	-	225
Stock issued on December 7, 2005 for private placement at $0.8 per share	187,500	(*) -	135	-	-	135
Forfeiture of options granted to employees	-	-	(3,363)	3,363	-	-
Deferred stock-based compensation related to shares and options granted to directors and employees	200,000	(*) -	486	(486)	-	-
Amortization of deferred stock-based compensation related to options and shares granted to employees and directors	-	-	51	1,123	-	1,174
Stock-based compensation related to options and shares granted to service providers	934,904	(*) -	662	-	-	662
Reclassification due to application of ASC 815-40-25 (formerly EITF 00-19)	-	-	(7,906)	-	-	(7,906)
Beneficial conversion feature related to a convertible bridge loan	-	-	164	-	-	164
Net loss	-	-	-	-	(3,317)	(3,317)
Balance as of March 31, 2006	22,854,587	1	15,803	(1,395)	(22,320)	(7,911)

Elimination of deferred stock compensation due to implementation of ASC 718-10 (formerly SFAS 123(R))	-	-	(1,395)	1,395	-	-
Stock-based compensation related to shares and options granted to directors and employees	200,000	-	1,168	-	-	1,168
Reclassification due to application of ASC 815-40-25 (formerly EITF 00-19)	-	-	7,191	-	-	7,191
Stock-based compensation related to options and shares granted to service providers	1,147,225	(*) -	453	-	-	453
Warrants issued to convertible note holder	-	-	11	-	-	11
Warrants issued to loan holder	-	-	110	-	-	110
Beneficial conversion feature related to convertible bridge loans	-	-	1,086	-	-	1,086
Net loss	-	-	-	-	(3,924)	(3,924)
Balance as of December 31, 2006	24,201,812	$1	$24,427	$-	$(26,244)	$(1,816)
(*)           Represents an amount less than $1.
The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except share data)

			Additional		Deficit
			paid-in	Deferred	accumulated	Total
			Capital and	stock-	during the	stockholders'
	Common stock		subscription	based	development	equity
	Number	Amount	of shares	compensation	stage	(deficiency)

Balance as of December 31, 2006	24,201,812	$1	$24,427	$-	$(26,244)	$(1,816)

Stock-based compensation related to options and shares granted to service providers	544,095	(*) -	1,446	-	-	1,446
Warrants issued to convertible note holder	-	-	109	-	-	109
Stock-based compensation related to shares and options granted to directors and employees	200,000	(*) -	1,232	-	-	1,232
Beneficial conversion feature related to convertible loans	-	-	407	-	-	407
Conversion of convertible loans	725,881	(*) -	224	-	-	224
Exercise of warrants	3,832,621	(*) -	214	-	-	214
Stock issued for private placement at $0.1818 per unit, net of finder's fee	11,500,000	1	1,999	-	-	2,000
Net loss	-	-	-	-	(6,244)	(6,244)

Balance as of December 31, 2007	41,004,409	2	30,058	-	(32,488)	(2,428)

Stock-based compensation related to options and stock granted to service providers	90,000	-	33	-	-	33
Stock-based compensation related to stock and options granted to directors and employees	-		731	-	-	731
Conversion of convertible loans	3,644,610	(*) -	1,276	-	-	1,276
Exercise of warrants	1,860,000	(*) -	-	-	-	-
Exercise of options	17,399	(*) -	3	-	-	3
Stock issued for private placement at $0.1818 per unit, net of finder's fee	8,625,000	1	1,499	-	-	1,500
Subscription of shares	-	-	281	-	-	281
Net loss	-	-	-	-	(3,472)	(3,472)

Balance as of December 31, 2008	55,241,418	$3	$33,881	$-	$(35,960)	$(2,076)

(*)           Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except share data)

				Additional		Deficit
				paid-in	Deferred	accumulated	Total
				Capital and	stock-	during the	stockholders'
	Common stock			subscription	based	development	equity
	Number	Amount		of shares	compensation	stage	(deficiency)

Balance as of December 31, 2008	55,241,418	$3		$33,881	$-	$(35,960)	$(2,076)

Stock-based compensation related to options and stock granted to service providers	5,284,284	(	*)	775	-		775
Stock-based compensation related to stock and options granted to directors and employees	-	-		409	-		409
Conversion of convertible loans	2,500,000	(	*)	200	-		200
Exercise of warrants	3,366,783	(	*)	-	-		-
Stock issued for amendment of private placement (Note 11(b)(1)(f))	9,916,667	1		-	-		1-
Subscription of shares	-	-		729	-		729
Net loss	-	-		-	-	$(1,781)	(1,781)
Balance as of December 31, 2009	76,309,152	$4		$35,994	$-	$(37,741)	$(1,743)

(*)           Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,		Period from September 22, 2000 (inception date) through December 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	(1,781)	(3,472)	(37,741)
Less - loss for the period from discontinued operations	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	168	151	536
Amortization of deferred charges	-	2	150
Severance pay, net	(6)	23	24
Accrued interest on loans	19	113	448
Amortization of discount on short-term loans	-	41	1,864
Change in fair value of options and warrants	-	-	(795)
Expenses related to shares and options granted to service providers	775	33	20,941
Amortization of deferred stock-based compensation related to option and stocks granted to employees and directors	409	731	5,298
Decrease (increase) in accounts receivable and prepaid expenses	(65)	116	(86)
Increase (decrease) in trade payables and convertible note	(9)	(94)	735
Increase in other accounts payable and accrued expenses	(254)	623	1,413
Erosion of restricted cash	-	(1)	(6)
Net cash used in continuing operating activities	(744)	(1,734)	(7,055)
Net cash used in discontinued operating activities	-	-	(23)
Total net cash used in operating activities	(744)	(1,734)	(7,078)

Cash flows from investing activities:
Purchase of property and equipment	-	(154)	(1,080)
Restricted cash	35	-	6
Investment in lease deposit	4	(2)	(7)
Net cash used in continuing investing activities	39	(156)	(1,081)
Net cash used in discontinued investing activities	-	-	(16)
Total net cash used in investing activities	39	(156)	(1,097)

Cash flows from financing activities:
Proceeds from issuance of Common stock and warrants, net	730	1,781	6,599
Proceeds from loans, notes and issuance of warrants, net	-	-	2,061
Credit from bank	(26)	72	46
Proceeds from exercise of warrants and options	-	3	28
Repayment of short-term loans	-	(50)	(601)
Net cash provided by continuing financing activities	704	1,806	8,133
Net cash provided by discontinued financing activities	-	-	43

Total net cash provided by financing activities	704	1,806	8,176
Increase (decrease) in cash and cash equivalents	(1)	(84)	1
Cash and cash equivalents at the beginning of the period	2	86	-

Cash and cash equivalents at end of the period	1	2	1

Non-cash financing activities:
Conversion of convertible loans to shares	200	1,276	1,476

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

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

C.
On July 8, 2004, the Company entered into a licensing agreement with Ramot of Tel Aviv University Ltd. ("Ramot"), an Israeli corporation, to acquire certain stem cell technology (see Note 3). Subsequent to this agreement, the Company decided to focus on the development of novel cell therapies for neurodegenerative diseases based on the acquired technology and research to be conducted and funded by the Company.

Following the licensing agreement dated July 8, 2004, the management of the Company decided to abandon all old activities related to the sale of the digital data recorder product. The discontinuation of this activity was accounted for under the provision of Statement of Financial Accounting Standard ASC 360-10 (formerly "SFAS" 144), "Accounting for the Impairment or Disposal of Long-Lived Assets".

D.
On November 22, 2004, the Company changed its name from Golden Hand Resources Inc. to Brainstorm Cell Therapeutics Inc. to better reflect its new line of business in the development of novel cell therapies for neurodegenerative diseases. BCT owns all operational property and equipment.

E.	On October 25, 2004, the Company formed a wholly-owned subsidiary in Israel, Brainstorm Cell Therapeutics Ltd. ("BCT").

F.	In December 2006, the Company changed its state of incorporation from Washington to Delaware.

G.	On September 17, 2006, the Company's changed the Company's fiscal year-end from March 31 to December 31.

H.
Since its inception, the Company has devoted substantially most of its efforts to research and development, recruiting management and technical staff, acquiring assets and raising capital. In addition, the Company has not generated revenues. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7, "Accounting and reporting by development Stage Enterprises" ASC 915-10 (formerly "SFAS No. 7").

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

U.S. dollars in thousands (except share data)

NOTE 1	- GENERAL (Cont.)

GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the year ended on December 31, 2009, resulted in a net loss of $ 1,781 and the Company’s balance sheet reflects a net stockholders’ deficiency of $ 1,743, accumulated deficit of $37,741 and working capital deficiency of $2,301. These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital. Management’s plans in this regard include, among others, raising additional cash from current and potential stockholders and lenders.

Accordingly, as a result of the current economic situation and the difficulty to raise immediate fund to support all of the Company’s projects, including Parkinson disease and spinal cord injury, the Company decided to reduce its activity and focus only on the effort to reach clinical trials in ALS in 2010. Recently, the Company entered into an agreement with Hadassah Medical Centre to conduct clinical trails in up to 26 ALS patients in 2010 and raised approximately [$2 million] from investors.

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

Transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been remeasured to dollars in accordance with the provisions of ASC 830-10 (formerly Statement of Financial Accounting Standard 52), "Foreign Currency Translation". All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

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

The Company’s and its subsidiary’s long-lived assets are reviewed for impairment in accordance with ASC 360-10 (formerly Statement of Financial Accounting Standard 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During 2008 and 2009, no impairment losses were identified.

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
Notes to the financial statements

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

Severance expenses for the year ended December 31, 2009 were $14.

J.	Accounting for stock-based compensation:

The Company applied ASC 718-10 (formerly Statement of Financial Accounting Standards 123 (Revised 2004))"Share-Based Payment,".which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options under the Company's stock plans based on estimated fair values. ASC 718-10 supersedes the Company's previous accounting under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 ("SAB 107") relating to ASC 718-10. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10.

ASC 718-10 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations.

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
Notes to the financial statements

U.S. dollars in thousands (except share data)

NOTE 2	- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

K.	Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares outstanding during each year, plus the dilutive potential of the Common Stock considered outstanding during the year, in accordance with ASC 260-10 (formerly Statement of Financial Accounting Standard 128), "Earnings per Share."

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the year ended December 31, 2009 and December 31, 2008, since all such securities have an anti-dilutive effect.

L.	Income taxes:

The Company and its subsidiary account for income taxes in accordance with ASC 740 (formerly Statement of Financial Accounting Standard 109), "Accounting for Income Taxes." This Statement requires the use of the liability method of accounting for income taxes, whereby deferred tax asset and liability account balances are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiary provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

In September 2006, the Financial Accounting Standards Board ("FASB") issued ASC 740-10 (formerly FASB interpretation ("FIN") 48), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109". ASC 740-10 establishes a single model to address accounting for uncertain tax positions. ASC 740-10 clarified the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740-10 also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of the provisions of ASC 740-10 did not have an impact on the Company's consolidated financial position and results of operations.

M.	Fair value of financial instruments:

The carrying values of cash and cash equivalents, accounts receivable and prepaid expenses, trade payables and other accounts payable approximate their fair value due to the short-term maturity of these instruments.

N.	Impact of recently issued accounting standards:

ASC 105-10-65-1 establishes the Financial Accounting Standards Board Accounting Standards Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the Financial Accounting Standards Board (“FASB”) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Codification supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

U.S. dollars in thousands (except share data)

NOTE 3	- RESEARCH AND LICENSE AGREEMENT

On July 8, 2004, the Company entered into a research and license agreement (the "Original Agreement") with Ramot. The license agreement grants the Company an exclusive, worldwide, royalty-bearing license to develop, use and sell certain stem cell technology. In consideration of the license, the Company was required to remit an upfront license fee payment of $100; royalties at a rate of 5% of all net sales of products and 30% of all sublicense receipts. In addition, the Company granted Ramot and certain of its designees fully vested warrants to purchase 10,606,415 shares of Common Stock at an exercise price of $0.01 per share. The Company will also fund, through Ramot, further research in consideration of $570 per year for an initial two-year period (“initial research period”). The Company will also fund for a further two-year period if certain research milestones are met additional $1,140 (“extended research period”). Ramot may terminate the agreement if the Company fails to reach certain development milestones or materially breaches the agreement.

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

On July 26, 2007, the Company entered into a Second Amended and Restated Research and License Agreement with Ramot. On August 1, 2007, the Company obtained a waiver and release from Ramot pursuant to which Ramot agreed to an amended payment schedule regarding the Company's payment obligations under the Amended Research and License Agreement, dated March 30, 2006, and waived all claims against the Company resulting from the Company's previous defaults and non-payment under the Original Agreement and the Amended Research and License Agreement. The payments described in the waiver and release covered all payment obligations that were past due and not yet due pursuant to the Original Agreement. The waiver and release amended and restated the remaining unpaid balance of $640 of the  original payment schedule for the initial research period under the Original Agreement as follows:

Payment date	Amount

September 5, 2007	100
November 20, 2007	150
February 20, 2008	150
May 20, 2008	150
August 4, 2008	90

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

U.S. dollars in thousands (except share data)

NOTE 3	- RESEARCH AND LICENSE AGREEMENT (Cont.)

As of December 24, 2009, the Company paid to Ramot the first three payments out of the remaining balance total of $400 but has not made the last two payments total of $240 and for the extended research period.

On December 24, 2009, the Company and Ramot entered into a settlement agreement which also amended the Research and License Agreement in July 8, 2004 and the first and second amendments to the agreement pursuant to which, among others, the following matters were agreed upon:

a)
Ramot released the Company from its obligation to fund the extended research period in the total amount of $1,140.Therefore the company deleted amount of $ 760 from it research and development expenses that were accumulated in the past.

b)
Past due amount of $240 for the initial research period plus interest of $32 owed by the Company to Ramot was converted into 1,120,000 shares of common stock on December 30,2010. Ramot shall deposit the shares with a broker and shall sell the shares in the free market after 185 days from the issuance day.

In the event that the total proceeds generated by sales of the shares are less than $120 on or prior to September 30, 2010 ("September Payment"), then on such date the Company shall pay to Ramot the difference between the aggregate proceeds that have been received by Ramot up to such date, and $120.  In the event that the total proceeds generated by sales of the shares on December 31,2010, together with the September 30, 2010 payment, are less than $240 on or prior to December 31, 2010, then on such date the Company shall pay to Ramot the difference between the proceeds that Ramot has received from sales of the shares up to such date together with the September Payment (if any) that has been transferred to Ramot up to such date, and $240.

Related compensation in the amount of $51 was recorded as research and development expenses.

NOTE 4	- CONSULTING AGREEMENTS

A.
On July 8, 2004, the Company entered into two consulting agreements with Prof. Eldad Melamed and Prof. Daniel Offen (together, the "Consultants"), upon which the Consultants shall provide the Company scientific and medical consulting services in consideration for a monthly payment of $6 each. In addition, the Company granted each of the Consultants, a fully vested warrant to purchase 1,097,215 shares of Common Stock at an exercise price of $0.01 per share. The warrants issued pursuant to the agreement were issued to the Consultants effective as of November 4, 2004. Each of the warrants is exercisable for a seven-year period beginning on November 4, 2005.

B.	As of December 31, 2009, the Company has a total obligation of $370 for services rendered by the Consultants.

NOTE 5	- ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2009	2008

Government authorities	14	12
Prepaid expenses	72	9
	86	21

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

U.S. dollars in thousands (except share data)

NOTE 6	- PROPERTY AND EQUIPMENT

	December 31,
	2009	2008
Cost:
Office furniture and equipment	9	9
Computer software and electronic equipment	101	101
Laboratory equipment	347	347
Leasehold improvements	655	655
	1,112	1,112
Accumulated depreciation:
Office furniture and equipment	3	2
Computer software and electronic equipment	84	64
Laboratory equipment	128	95
Leasehold improvements	322	208
	537	369

Depreciated cost	575	743

Depreciation expenses for the year ended December 31, 2009 and December 31, 2008 were $168, and $151 respectively.

NOTE 7	- OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2009	2008

Employee and payroll accruals	404	176
Ramot accrued expenses	-	475
Accrued expenses	992	1,021
Other	22	-
	1,418	1,672

NOTE 8	- SHORT-TERM CONVERTIBLE NOTE

On December 13, 2009, the Company issued a $135 Convertible Promissory Note to it legal advisor for $217 legal fee accrued through October 31, 2009. Interest on the note accrues at the rate of 4%.  The legal advisor  has the right at any time to convert all or part of the outstanding principal and interest amount of the note into shares of Common Stock based on the five day average closing stock price prior to conversion election.

The gap between the amount the company owed to legal advisor and the principal of the convertible Promissory Note in amount of $82 deducted from general and administrative expenses.

On February 19, 2010, the legal advisor elected to convert the entire accrued principal and interest into shares of Common Stock (See note15 g.)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

U.S. dollars in thousands (except share data)

NOTE 9	- SHORT-TERM CONVERTIBLE LOANS

A.
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

In accordance with ASC 470-20 (formerly APB 14), the Company allocated the proceeds of the convertible note issued with detachable warrants based on the relative fair values of the two securities at the time of issuance. As a result, the Company recorded in its statement of changes in stockholders' equity an amount of $12 with respect to the warrants and the convertible note was recorded in the amount of $188.

On February 21, 2008, the third party converted the entire accrued principal and interest into 619,523 shares of Common Stock.

B.
On March 5, 2007, the Company issued a $150 Convertible Promissory Note to a third party. Interest on the note accrues at the rate of 8% per annum for the first year and 10% per annum afterward .The note will become immediately due and payable upon the occurrence of certain events of default, as defined in the note. The third party has the right at any time prior to the close of business on the maturity date to convert all or part of the outstanding principal and interest amount of the note into shares of Common Stock. The conversion price, as defined in the note, will be 75% (60% upon the occurrence of an event of default) of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert, but in no event shall the conversion price be greater than $0.35 or more than 3,000,000 shares of Common Stock be issued. The conversion price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

In addition, the Company granted to the third party warrants to purchase 150,000 shares of Common Stock at an exercise price of $0.45 per share. The warrants are fully vested and are exercisable at any time after March 5, 2007 until the second anniversary of the issue date. The fair value of the warrants is $43.

In accordance with ASC 470-20, the Company allocated the proceeds of the convertible note issued with detachable warrants based on the relative fair values of the two securities at the time of issuance. As a result, the Company recorded in its statement of changes in stockholders' equity for 2007 an amount of $22 with respect to the warrants and the convertible note was recorded in the amount of $128.

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

The company has not paid the loan on the original maturity date, and is negotiating with the third party for payment terms.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

U.S. dollars in thousands (except share data)

NOTE 9	- SHORT-TERM CONVERTIBLE LOANS (Cont.)

B.	(Cont.)

The balance of the convertible loan is comprised as follows:

	December 31,
	2009	2008

Note	150	150
Accrued interest	39	22
	189	172

On January 27, 2010, the third party converted the entire accrued principal and interest into Shares of Common Stock. (See note 15b)

C.
On April 10, 2007, the Company issued a $25 Convertible Promissory Note to a third party. Interest on the note accrues at the rate of 8% per annum and is due and payable in full on April 10, 2008. The note became immediately due and payable upon the occurrence of certain events of default, as defined in the note. The third party has the right at any time prior to the close of business on the maturity date to convert all or part of the outstanding principal and interest amount of the note into shares of Common Stock. The conversion price, as defined in the note, will be 75% (60% upon the occurrence of an event of default) of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert, but in no event shall the conversion price be greater than $0.35 or more than 1,000,000 shares of Common Stock be issued. The conversion price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

In addition, the Company granted to the third party warrants to purchase 25,000 of Common Stock at an exercise price of $0.45 per share. The warrants are fully vested and are exercisable at any time after April 10, 2007, until the second anniversary of the issue date. The fair value of the warrants is $6.

In accordance with ASC 470-20, the Company allocated the proceeds of the convertible note issued with detachable warrants based on the relative fair values of the two securities at the time of issuance. As a result, the Company recorded in its statement of changes in stockholders' equity an amount of $4 with respect to the warrants and the convertible note was recorded in the amount of $21.

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

D.
On July 3, 2007, the Company issued a $30 Convertible Promissory Note to a third party. Interest on the note accrues at the rate of 8% per annum and is due and payable in full on July 3, 2008. The note became immediately due and payable upon the occurrence of certain events of default, as defined in the note. The third party had the right at any time prior to the close of business on July 3, 2008 to convert all or part of the outstanding principal and interest amount of the note into shares of Common Stock. The conversion price, as defined in the note, will be 75% (60% upon the occurrence of an event of default) of the average of the last bid and ask price of the Common Stock as quoted on the Over-the-Counter Bulletin Board for the five trading days prior to the Company's receipt of the third party written notice of election to convert, but in no event shall the conversion price be greater than $0.35 or more than 1,000,000 shares of Common Stock be issued. The conversion price will be adjusted in the event of a stock dividend, subdivision, combination or stock split of the outstanding shares.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

U.S. dollars in thousands (except share data)

NOTE 9	-	SHORT-TERM CONVERTIBLE LOANS (Cont.)

D.	(Cont.)

In addition, the Company granted to the third party warrants to purchase 30,000 shares of Common Stock at an exercise price of $0.45 per share. The warrants are fully vested and are exercisable at any time after July 3, 2007 until the second anniversary of the issue date. The fair value of the warrants is $12.

In accordance with ASC 470-20, the Company allocated the proceeds of the convertible note issued with detachable warrants based on the relative fair values of the two securities at the time of issuance. As a result, the Company recorded in its statement of changes in stockholders' equity an amount of $5 with respect to the warrants and the convertible note was recorded in the amount of $25.

The BCF, in the amount of $15, embedded in the note was calculated based on a conversion rate of 75% and according to the notes’ effective conversion price. The amount was recorded as discount on the note against additional paid-in capital and is amortized to financial expense over the note period.

On June 5, 2008, the third party converted the entire accrued principal and interest amount of $32 into 92,008 shares of Common Stock.

E.	On September 10, 2007, the Company entered into a payment agreement with the lender with respect to the Convertible Promissory Notes issued during 2006.

Pursuant to the agreement, the Company agreed to pay the outstanding amount due under the Convertible Promissory Notes, plus any accrued interest and penalties, in accordance with the following schedule:

Payment date	Amount ($)

August 16, 2007	100
November 30, 2007	100
January 15, 2008	175
February 28, 2008	175
April 30, 2008	175
June 30, 2008	175
August 31, 2008	175
November 30, 2008	175
January 31, 2009	200

The lender, then, agreed that upon payment of the foregoing amounts in accordance with the foregoing schedule, all of the Company's outstanding obligations owed to the lender under the Convertible Promissory Notes will be satisfied in full. The lender also waived any breach or default that may have arisen prior to the date of the agreement from the failure of the Company to make payments under any of the Convertible Promissory Notes. In addition, the lender waived his conversion rights.

According to the provisions of ASC 470-60-55 (formerly EITF 02-4), the modification of terms of the convertible loans payments is in the scope of ASC 310-40-15 (formerly FASB No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings"). According to the payment agreement, the carrying amount of the loan is not in excess of total future payments and, therefore, in accordance with ASC 310-40-15, no gain or loss is recognized.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

U.S. dollars in thousands (except share data)

NOTE 9	-	SHORT-TERM CONVERTIBLE LOANS (Cont.)

E.	(Cont.)

On April 13, 2008, the Company entered into a new agreement with a lender which the lender agreed to partially defer and partially convert to the Company’s Common Stock the payment of $1,250 owed by the Company to the lender, in that day, based on the above payment agreement between the two parties..
Pursuant to the new agreement, the Company agreed to pay $250 of the Debt in accordance with the following schedule:

Payment Date	Amount ($)

May 30, 2008	50
July 31, 2008	50
September 30, 2008	50
December 31, 2008	50
February 28, 2009	50

In addition, the Company issued 2,857,142 shares of common stock to the lender in lieu of the repayment of $1,000 of the Debt.

The lender agreed that upon payment of the foregoing amounts in accordance with the foregoing schedule and the receipt of the stock grant, all of the Company’s ,then , outstanding obligations owed to the lender under the notes will be satisfied in full. The lender also waived any breach or default that may have arisen prior to the date of the new agreement from the failure of the Company to make payments to the lender under any of past agreements.

The Company paid to the lender the first payment of $50 and on April 6, 2009 the Company and the lender agreed to convert the entire remaining debt of $200 to 2,500,000 restricted shares of common stock.

Since the outcome of the issuance of the shares was to relieve the debtor from its obligation, based on guidance in ASC 860-10 (formerly FASB No 140) “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities“ the Company derecognized the liability with the difference  recognized in earning.

NOTE 10	-	COMMITMENTS AND CONTINGENCIES

A.
On December 1, 2004, the Israeli subsidiary entered into a lease agreement for the lease of its facilities. The term of the lease is 36 months, with two options to extend: one for an additional 24 months (the "First Option"); and one for an additional 36 months (the "Second Option"). Rent is to be paid on a quarterly basis in the following amounts: (i) NIS 17,965 (approximately $5) per month during the first 12 months of the lease; (ii) NIS 19,527 (approximately $5) per month during the following 24 months of the lease; (iii) NIS 22,317 (approximately $6) per month during the First Option period; and (iv) NIS 23,712 (approximately $6) per month during the Second Option period. As of December 31, 2009, the lease agreement and the first option has expired and the Israeli subsidiary has entered into the “second option”.

On July 25, 2006  the Company entered into a lease agreement for the lease of it's office in the US at a monthly rate of $2.5.On February 6, 2008 the lessor agreed to waive any amount owed by the Company to the lessor and let the Company continue to occupy the office for no additional consideration. Therefore amount of $35 was deducted from expenses in the general and administrative expenses for the year ended December 31, 2008.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

U.S. dollars in thousands (except share data)

NOTE 10	-	COMMITMENTS AND CONTINGENCIES (Cont.)

A.	(Cont.)

The facilities and vehicles of the Company and its subsidiary are rented under operating leases that expire on various dates. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2009 are as follows:

Period ending December 31,	Facilities	Vehicles	Total

2010	100	27	127
2011	100	2	102
2012	100	-	100

	300	29	329

Total rent expenses for the year ended December 31, 2009 and 2008 were $94 and $70 respectively.

B.
The Company's subsidiary gave a bank guarantee in the amount of $36 to secure its obligation under the facilities lease agreement. Accordingly, an amount of $ 36 was classified in the balance sheet for the year ended December 31,2008 as restricted cash.

In July 29, 2009 the lessor exercised his right and withdraw the amount under the bank guarantee from the bank.

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

As of December 31, 2009, there is still an unpaid balance of $17 to Dr. Beck regarding this Termination Agreement.

D.	Commitments to pay royalties to the Chief Scientist:

The Subsidiary obtained from the Chief Scientist of the State of Israel grants for participation in research and development for the years 2007, 2008 and 2009 and, in return, the Subsidiary is obligated to pay royalties amounting to 3% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of Libor per annum.
Through December 31, 2009, total grants obtained amounted to $926.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

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

f)
On July 2, 2007, the Company entered into an investment agreement, pursuant to which the Company agreed to sell up to 27,500,000 shares of Common Stock, for an aggregate subscription price of up to $5 million and warrants to purchase up to 30,250,000 shares of Common Stock. Separate closings of the purchase and sale of the shares and the warrants shall take place as follows:

Purchase date	Purchase price	Number of subscription shares	Number of warrant shares

August 30, 2007	$1,250	6,875,000	7,562,500
November 15, 2007	$750	4,125,000	4,537,500
February 15, 2008	$750	4,125,000	4,537,500
May 15, 2008	$750	4,125,000	4,537,500
July 30, 2008	$750	4,125,000	4,537,500
November 15, 2008	$750	4,125,000	4,537,500

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

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

On August 18, 2009, the Company entered into an amendment to the investment agreement with the investor as follows:

(a)	The investor shall invest the remaining amount of the original investment agreement at price per share of $0.12 in monthly installments of not less then $50 starting August 1, 2009.

(b)	The exercise price of the last 10,083,334 warrants will decrease from an exercise price of $0.36 per share to $0.29 per share.

(c)	All warrants will expire on November 5, 2013 instead of November 5, 2011.

(d)
The price per share of the investment agreement shall decreased from $0.1818 to $0.12, Therefore the Company shall adjust the number of Shares of Common Stock issuable pursuant the investment agreement retroactively and shall issue to the investor additional 9,916,667 Shares of Common Stock for past investment. On October 28, 2009, the 9,916,667 Shares of Common Stock were issued.

(e)	The investor shall have the right to cease payments in the event that the price per share as of the closing on five consecutive trading days shall decrease to $0.05.

As of December 31, 2009, the investor completed payment of the first five installments and $259 of the sixth installment and the Company issued to the investor and its designees an aggregate of 29,166,667 shares of common stock and a warrant to purchase 10,083,333 shares of the Company's common stock at an exercise price of $0.20 per share and a warrant to purchase 15,629,167 shares of common stock at an exercise price of $0.29 per share. The warrants may be exercised at any time and expire on November 5, 2013.The Company shall issue to the investor additional 6,250,000 shares of common stock for the fifth installment that had already been paid.

In addition, the Company agreed to issue an aggregate of 1,250,000 shares of Common Stock to a related party as an introduction fee for the investment. The shares shall be issued pro rata to the funds received from the investor.

As of December 31, 2009, 875,000 shares of Common Stock had been issued as an introduction fee.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

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

As of December 31, 2009, 3,766,684 options are available for future grants.

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
Notes to the financial statements

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
Notes to the financial statements

U.S. dollars in thousands (except share data)

NOTE 11	-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

a)	Options to employees and directors: (cont.)

On August 31, 2009, the Company granted to two of its directors an option to purchase 100,000 shares of Common Stock for each of them at an exercise price of $0.15 per share. The option vests with respect to 1/3 of the option on each year anniversary and expires after 10 years. The total compensation related to the option is $32, which is amortized over the vesting period as general and administrative expense.

On December 13, 2009, the Company granted to one of its directors an option to purchase 100,000 shares of Common Stock at an exercise price of $0.15 per share. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the option, in the amount of $21, was recorded as general and administrative expense.

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	Year ended December 31, 2009
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	5,433,361	0.244	-
Granted	1,650,000	0.082
Exercised	-	-
Cancelled	(595,000)	0.419

Outstanding at end of period	6,488,361	0.187	704,770

Vested and expected-to-vest at end of period	4,501,417	0.222	385,553

	Year ended December 31, 2008
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	5,280,760	0.372	-
Granted	170,000	0.49
Exercised	(17,399)	0.15
Cancelled	-	-

Outstanding at end of period	5,433,361	*0.244	-

Vested and expected-to-vest at end of period	4,324,437	0.238	-

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

U.S. dollars in thousands (except share data)

NOTE 11	-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

a)	Options to employees and directors: (cont.)

*)
During 2008, the Company extended the exercise period for some of it employees that were terminated. The extension was accounted for as modification in accordance with ASC 718-10. According to ASC 718-10, modifications are treated as an exchange of the original award, resulting in additional compensation expense based on the difference between the fair value of the new award and the original award immediately before modification. Applying modification accounting resulted in additional compensation expense for the year ended December 31, 2008, amounted to $6

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on December 31, 2009 and 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009 and 2008.

The options outstanding as of December 31, 2008, have been separated into exercise prices, as follows:
	Options outstanding as of	Weighted average remaining	Options exercisable as of
	December 31,	contractual	December 31,
Exercise price	2009	life	2009
$		Years

0.15	4,038,361	4.88	3,505,028
0.75	80,000	5.18	80,000
0.4	140,000	6.03	123,750
0.47	720,000	4.69	660,833
0.39	160,000	6.81	131,806
0.067	1,350,000	9.50	0

	6,488,361	5.90	4,501,417

Compensation expense recorded by the Company in respect of its stock-based employee compensation award in accordance with ASC 718-10 for the year ended December 31, 2009 and 2008 amounted to $402 and $731, respectively.

The fair value of the options is estimated at the date of grant using a Black-Scholes options pricing model with the following assumptions used in the calculation:

	Year ended December 31,
	2009	2008

Expected volatility	140%-143%	112%-165%
Risk-free interest	0.47%-3.85%	0.37%-3.73%
Dividend yield	0%	0%
Expected life of up to (years)	0.2-10	1-10
Forfeiture rate		0

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

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

The Company accounts for shares and warrant grants issued to non-employees using the guidance of ASC 718-10, "Accounting for Stock-Based Compensation" and EITTF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," whereby the fair value of such option and warrant grants is determined using a Black-Scholes options pricing model at the earlier of the date at which the non-employee's performance is completed or a performance commitment is reached.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

U.S. dollars in thousands (except share data)

NOTE 11	-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

a)         Warrants:

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through

November 2004	12,800,845	6,508,708	144,724	6,147,413	0.01	6,147,413	November 2012
December 2004	1,800,000	1,800,000		-	0.00005	—	-
February 2005	1,894,808		1,894,808	-	2.5	-
May 2005	47,500			47,500	1.62	47,500	May 2010
June 2005	30,000			30,000	0.75	30,000	June 2010
August 2005	70,000		70,000	-	0.15	-	-
September 2005	3,000	3,000		-	0.15	-	-
September 2005	36,000			36,000	0.75	36,000	September 2010
September-December 2005	500,000		500,000	-	1	-	-
December 2005	20,000	20,000		-	0.15	-	-
December 2005	457,163			457,163	0.15	457,163	July 2010
February 2006	230,000			230,000	0.65	230,000	February 2016
February 2006	40,000			40,000	1.5	40,000	February 2011
February 2006	8,000			8,000	0.15	8,000	February 2011
February 2006	189,000	97,696	91,304	-	0. 5	-	-
May 2006	50,000			50,000	0.0005	50,000	May 2016
May -December 2006	48,000			48,000	0.35	48,000	May - December 2011
May -December 2006	48,000			48,000	0.75	48,000	May - December 2011
May 2006	200,000			200,000	1	200,000	May 2011
June 2006	24,000			24,000	0.15	24,000	June 2011
May 2006	19,355			19,355	0.15	19,355	May 2011
October 2006	630,000	630,000		-	0.3	-	-
December 2006	200,000		200,000	-	0.45	-	-
March 2007	200,000			200,000	0.47	200,000	March 2012
March 2007	500,000			500,000	0.47	458,333	March 2017
March 2007	50,000			50,000	0.15	50,000	March 2010
March 2007	15,000			15,000	0.15	15,000	February 2012
February 2007	50,000		50,000	-	0.45	-	-
March 2007	225,000		225,000	-	0.45	-	-
March 2007	50,000			50,000	0.45	50,000	March 2010
April 2007	33,300		25,000	8,300	0.45	8,300	April 2010
May 2007	250,000		250,000	-	0.45	-	-
July 2007	500,000			500,000	0.39	402,778	July 2017
September 2007	500,000			500,000	0.15	500,000	August 2017
August 2007	7,562,500			7,562,500	0.2	7,562,500	November 2013
July 2007	30,000		30,000	-	0.45	-	-
July 2007	100,000			100,000	0.45	100,000	July 2010
October 2007	200,000			200,000	0.15	200,000	August-October 2017
November 2007	2,520,833			2,520,833	0.20	2,520,833	November 2013
November 2007	2,016,667			2,016,667	0.29	2,016,667	November 2013
April 2008	4,537,500			4,537,500	0.29	4,537,500	November 2013
August 2008	3,529,166			3,529,166	0.29	3,529,166	November 2013
August 2008	1,008,333			1,008,333	0.36	1,008,333	November 2013
November 2008	100,000			100,000	0.15	100,000	September 2018
April 2009	200,000			200,000	0.1	-	April 2019
October 2009	200,000			200,000	0.067	-	October 2019
October 2009	4,537,500			4,537,500	0.29	4,537,500	November 2013
	48,261,470	9,059,404	3,480,836	35,721,230		35,182,342

The fair value for the warrants to service providers was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for the year ended December 31, 2009 and December 31, 2008; weighted average volatility of 126%-165% and 108%, 93%-115%, respectively, risk free interest rates of 0.37%-2.12% and 3.3%-4.5%, respectively dividend yields of 0% and a weighted average life of the options of 1-9 and 6-.7 years, respectively.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

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
Notes to the financial statements

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
Notes to the financial statements

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
Notes to the financial statements

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

On October 1, 2009, the Company issued to its service provider 150,000 shares of the Company's Common Stock. The shares are for financial and investor relation services done by the provider. Related compensation in the amount of $51 is recorded as general and administrative expense.

On October 2, 2009, the Company issued to its service provider 1,250,000 shares of the Company's Common Stock. The shares are for investor and public relation services. Related compensation in the amount of $400 is recorded as general and administrative expense.

On December 30, 2009, the Company issued to Ramot 1,120,000 shares of the Company's Common Stock (see note 3).

A summary of the Company's stock awards activity related to shares issued to service providers and related information is as follows:
	Year ended December 31,		Year ended December 31,
	2009		2008
	Amount of shares	Weighted average issue price	Amount of shares	Weighted average issue price
		$		$
Outstanding at beginning of period	2,941,224	0.85	2,851,224	0.86
Issued	5,284,284	0.18	90,000	0.40
Outstanding at end of period	8,225,508	0.26	2,941,224	0.85

c)	Stock-based compensation recorded by the Company in respect of shares and warrants granted to service providers amounted to $776 and $13 for the year ended December 31, 2009 and 2008, respectively.

The total stock-based compensation expense, related to shares, options and warrants granted to employees and service providers, was comprised, at each period, as follows:
	Year ended December 31,		Period from September 22, 2000 (inception date) through December 31,
	2009	2008	2009

Research and development	289	219	16,914
General and administrative	895	509	8,483
Financial expenses, net	-	36	56
Total stock-based compensation expense	1,184	764	25,453

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

U.S. dollars in thousands (except share data)

NOTE 12	-	RESEARCH AND DEVELOPMENT ,NET

	December 31,		Period from September 22, 2000 (inception date) through December 31,
	2009	2008	2009

Research and development	1,069	2,097	23,371
Less : Ramot reverse accruals ( See Note 3)	(760)	-	(760)
Less : Participation by the Israeli Office of the Chief Scientist	(128)	(458)	(926)
	181	1,639	21,685

NOTE 13	-	TAXES ON INCOME

A.	Tax rates applicable to the income of the subsidiary:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

U.S. dollars in thousands (except share data)

NOTE 13	-	TAXES ON INCOME (Cont.)

D.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:
	December 31,
	2009	2008

Operating loss carryforward	30,206	29,316

Net deferred tax asset before valuation allowance	12,858	13,192
Valuation allowance	(12,858)	(13,192)

Net deferred tax asset	-	-

As of December 31, 2009, the Company has provided valuation allowances of $12,858 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

E.	Available carryforward tax losses:

As of December 31, 2009, the Company has an accumulated tax loss carryforward of approximately $11,426. Carryforward tax losses in the U.S. can be carried forward and offset against taxable income in the future for a period of 20 years. Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

F.	Loss from continuing operations, before taxes on income, consists of the following:

	Year ended December 31,
	2009	2008

United States	(890)	(1,776)
Israel	(891)	(1,696)
	(1,781)	(3,472)

G.	Due to the company cumulative losses the effect of ASC 740 as codified from ASC 740-10 (formerly FIN 48) are not material

H.	BCT has not received final tax assessments since its incorporation.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

U.S. dollars in thousands (except share data)

NOTE 14	-	TRANSACTIONS WITH RELATED PARTIES

		Year ended December 31,
		2009	2008

A.	Fees and related benefits and compensation expenses in respect of options granted to a member of the Board who is a related party	27	23

B.	Salary to the Company president which controls the company's main shareholder	-	59

C.	As for transactions with Ramot, see Note 3.

NOTE 15	-	SUBSEQUENT EVENTS

A.
On January 25, 2010, the Company issued 1,250,000 units for total proceeds of $250 from private investor. Each unit consists of one share of Common Stock and a two-year warrant to purchase one share of Common Stock at $0.50 per share.

B.	On January 27, 2010, a third party converted the entire accrued principle and interest of $150 Convertible Promissory Note granted on March 5, 2007 ( See Note 9b) into 1,016,109 shares of Common Stock

C.
On February 17, 2010 the Company entered into a private investment agreement with three investors. The Company agreed to issue to the investors an aggregate of 6,000,000 shares of Common Stock ( 2,000,000 for each investor) and two years warrants to purchase an aggregate of 3,000,000 shares of Common Stock with an exercise price of $0.5 for an aggregate amount of $1,500.

D.
On January 6, 2010, the Company issued to its service provider 60,000 shares of the Company's common stock. The shares are for $15 payable to the service provider for insurance and risk management consulting and agency services for three years.

E.
On January 5 2010  the Company issued to its public relation advisors 50,000 shares of the Company's common stock for six months service. The issuance of the shares is part of the agreement with the public relation advisors that entitle to get a monthly grant of  8,333 shares of the Company's common stock .

F.
On February 17,2010 BCT entered into agreement with Hadasit Medical Research Services and Development Ltd ("Hadasit") to conduct clinical trials in ALS patients. In connection with the trials BCT will pay Hadasit $38,190 per patient totaling up to $992,880 as well as $31,250 per month for rental and operation of clean room for a period of 11 months (including one free month rent)

In addition, the Company will issue to Hadasit warrants to purchase up to 1,500,000 restricted shares of  Company's Common Stock at an exercise price of $0.001 per share, exercisable for a period of 5 years.  The warrants shall vest over the course of the trials as follows: 500,000 upon enrolment of 1/3 of the patients; an additional 500,000 upon enrollment of all the patients and the final 500,000 upon completion of the study.

G.
On February 19, 2010, the Company's legal advisor converted the entire accrued principal and interest of  $135 Convertible Promissory Note granted on December 13, 2009 ( See Note 8) into 402,385 shares  of Common Stock.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective.

A material weakness is a control deficiency, or combination of control deficiencies in internal control over financial reporting, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009:

•
The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements. Specifically, our Chief Financial Officer handles all the accounting issues of the Company alone as we terminated the Company’s accountant as part of the downsizing of the Company’s employee base.

•	Due to the decrease in the Company’s activities and limited cash resources, the Company manually inputs all purchase and order activities and confirmation process instead of via an ERP system.

Nevertheless, based on a number of factors, including the performance of additional procedures performed by management designed to ensure the reliability of our financial reporting, our Chief Executive Officer and Chief Financial Officer believe that the consolidated financial statements included with this annual report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

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

Management’s Remediation Initiatives

Based on our financial condition and if we are able to raise sufficient funds, we plan to recruit new staff and develop policies and procedures for training of personnel or external advisers to verify that we have a sufficient number of personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. Where necessary, we will supplement personnel with qualified external advisors. Additionally, where appropriate and if we have the resources, we plan to identify training on accounting principles and procedures that would benefit our accounting and finance personnel.

Internal Control Enhancements Implemented During the Fiscal Year Ended December 31, 2009

During the fiscal year ended December 31, 2009, we were unable to implement any enhancements to our internal control over financial reporting due to insufficient funds.

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

Item 9B. OTHER INFORMATION.

On March 21, 2010, David Stolick, Chief Financial Officer of the Company, tendered his resignation to the Company in order to pursue other opportunities.  Mr. Stolick and the Company agreed that Mr. Stolick’s resignation will be effective as of April 6, 2010.  The Company is currently searching for a successor to Mr. Stolick.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except as set forth below, for information required by Item 10 see the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Code of Ethics

On May 27, 2005, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, officers, employees, contractors, consultants and advisors. A copy of the Company’s Code of Business Conduct and Ethics is posted on the Company’s website at www.brainstorm-cell.com.  We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics applicable to the Company’s principal executive officer or its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions) by posting such information on our website.

Item 11. EXECUTIVE COMPENSATION

For information required by Item 11 see the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as set forth below, for information required by Item 12 see the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	9,776,778	(1)	$0.244	3,766,684	(2)
Equity compensation plans not approved by security holders	0		0	0
Total	5,151,684	(1)		3,766,684	(2)

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

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For information required by Item 13 see the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For information required by Item 14 see the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

Financial Statement Schedules.

All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

Exhibits.

The exhibits listed in the Exhibit Index are filed with or incorporated by reference in this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: March 25, 2010	By:	/s/ Rami Efrati

Name: Rami Efrati
Title: Chief Executive Officer and director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rami Efrati	Chief Executive Officer and director	March 25, 2010
Rami Efrati	(Principal Executive Officer)

/s/ David Stolick	Chief Financial Officer	March 25, 2010
David Stolick	(Principal Financial and Accounting Officer)

/s/ Irit Arbel	Director	March 25, 2010
Irit Arbel

	Director	March __, 2010
Jonathan C. Javitt

/s/ Moshe Lion	Director	March 25, 2010
Moshe Lion

/s/ Robert Shorr	Director	March 24, 2010
Robert Shorr

/s/ Malcolm Taub	Director	March 24, 2010
Malcolm Taub

EXHIBIT INDEX

Exhibit No.	Description

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

10.12
Letter Agreement, dated December 24, 2009, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 31, 2009 (File No. 333-61610).

10.13
Amendment No. 1 to Second Amended and Restated Research and License Agreement, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed Decembed 31, 2009 (File No. 333-61610).

10.14
Amended and Restated Registration Rights Agreement, dated as of March 31, 2006, by and between the Company and certain warrant holders is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated March 30, 2006 (File No. 333-61610).

10.15
Consulting Agreement, dated as of July 8, 2004, by and between the Company and Prof. Eldad Melamed is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 8, 2004 (File No. 333-61610).

10.16
Consulting Agreement, dated as of July 8, 2004, by and between the Company and Dr. Daniel Offen is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated July 8, 2004 (File No. 333-61610).

10.17
Form of Warrant to purchase common stock dated as of November 4, 2004 issued pursuant to consulting agreements with Prof. Eldad Melamed and Dr. Daniel Offen is incorporated herein by reference to Exhibit 4.08 of the Company’s Current Report on Form 8-K/A dated November 4, 2004 (File No. 333-61610).

10.18
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

10.20
Form of Class A Common Stock Purchase Warrant to purchase common stock for $1.50 per share, dated as of October 2004, issued to certain buyers pursuant to Common Stock Purchase Agreement with certain buyers is incorporated herein by reference to Exhibit 4.03 of the Company’s Current Report on Form 8-K dated October 22, 2004 (File No. 333-61610).

10.21
Form of Class B Common Stock Purchase Warrant to purchase common stock for $2.50 per share, dated as of October 2004, issued to certain buyers pursuant to Common Stock Purchase Agreement with certain buyers is incorporated herein by reference to Exhibit 4.04 of the Company’s Current Report on Form 8-K dated October 22, 2004 (File No. 333-61610).

10.22*
Employment Agreement, dated as of November 8, 2004, by and between the Company and Dr. Yaffa Beck is incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated November 4, 2004 (File No. 333-61610).

10.23*
Termination Agreement and General Release, dated as of March 20, 2006, by and between the Company and Dr. Yaffa Beck is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 20, 2006 (File No. 333-61610).

10.24*
Employment Agreement, dated as of November 16, 2004, by and between the Company and Yoram Drucker is incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated November 16, 2004 (File No. 333-61610).

10.25*
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

10.28
Consulting Agreement, dated as of December 23, 2004, by and between the Company and Ernest Muller is incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K dated December 23, 2004 (File No. 333-61610).

10.29
Common Stock Purchase Warrant, dated as of December 23, 2004, issued to Ernest Muller is incorporated herein by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated December 23, 2004 (File No. 333-61610).

10.30*
Employment Agreement, dated as of January 16, 2005, by and between the Company and David Stolick is incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K dated January 16, 2005 (File No. 333-61610).

10.31*
Employment Agreement, dated as of October 7, 2007, by and among Brainstorm Cell Therapeutics Ltd., the Company and Abraham Efrati is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated October 15, 2007 (File No. 333-61610).

10.32
Lease Agreement, dated as of December 1, 2004, among the Company, Petah Tikvah Science and Technology District ‘A’ Ltd., Petah Tikvah Science and Technology District ‘B’ Ltd. and Atzma and Partners Maccabim Investments Ltd. is incorporated herein by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-QSB dated December 31, 2004 (File No. 333-61610).

10.33
Form of Lock-up Agreement, dated as of March 21, 2005, by and between the Company and certain shareholders of the Company is incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K dated March 21, 2005 (File No. 333-61610).

10.34
Form of Lock-up Agreement, dated as of March 26, 2006, by and between the Company and certain shareholders of the Company is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 26, 2006 (File No. 333-61610).

10.35*
Amended and Restated 2004 Global Share Option Plan is incorporated herein by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2008 (File No. 333-61610).

10.36*
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

10.39*
Option Agreement, dated as of December 31, 2004, by and between the Company and David Stolick is incorporated herein by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K dated March 28, 2005 (File No. 333-61610).

10.40*
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

10.42
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

10.45
Form of Investor Questionnaire and Subscription Agreement, dated December 2005, by and between the Company and certain investors is incorporated herein by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K dated December 7, 2005 (File No. 333-61610).

10.46
Form of Common Stock Purchase Warrant to purchase common stock for $1.00 per share, dated as of December 2005, issued to certain investors pursuant to a private placement with certain investors is incorporated herein by reference to Exhibit 4.10 of the Company’s Current Report on Form 8-K dated December 7, 2005 (File No. 333-61610).

10.47
Convertible Promissory Note, dated as of February 7, 2006, issued by the Company to Vivian Shaltiel is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 6, 2006 (File No. 333-61610).

10.48
Convertible Promissory Note, dated as of June 5, 2006, issued by the Company to Vivian Shaltiel is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 5, 2006 (File No. 333-61610).

10.49
Amendment to Convertible Promissory Notes, dated as of June 13, 2006, by and between the Company and Vivian Shaltiel is incorporated herein by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-KSB dated June 29, 2006 (File No. 333-61610).

10.50
Convertible Promissory Note, dated as of September 14, 2006, issued by the Company to Vivian Shaltiel is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 18, 2006 (File No. 333-61610).

10.51
Agreement, dated September 10, 2007, by and between the Company and Vivian Shaltiel is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 14, 2007 (File No. 333-61610).

10.52
Agreement, dated April 13, 2008, by and between the Company and Vivian Shaltiel is incorporated herein by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-KSB filed on April 14, 2008 (File No. 333-61610).

10.53
Common Stock Purchase Warrant, dated as of October 3, 2006, issued by the Company to Double U Master Fund L.P. is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-QSB dated November 14, 2006 (File No. 333-61610).

10.54
Convertible Promissory Note, dated as of December 13, 2006, issued by the Company to Eli Weinstein is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 19, 2006 (File No. 333-61610).

10.55
Common Stock Purchase Warrant, dated as of December 13, 2006, issued by the Company to Eli Weinstein is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 19, 2006 (File No. 333-61610).

10.56
Collaboration Agreement, dated as of December 26, 2006, by and between the Company and Fundacion para la Investigacion Medica Aplicada is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 23, 2007. (File No. 333-61610).

10.57
Convertible Promissory Note, dated as of March 5, 2007, issued by the Company to Eli Weinstein is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 12, 2007 (File No. 333-61610).

10.58
Common Stock Purchase Warrant, dated as of March 5, 2007, issued by the Company to Eli Weinstein is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 12, 2007 (File No. 333-61610).

10.59
8% Convertible Promissory Note, dated May 6, 2007, issued by the Company to ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 10, 2007 (File No. 333-61610).

10.60
Common Stock Purchase Warrant, dated May 6, 2007, issued by the Company to ACCBT Corp. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 10, 2007 (File No. 333-61610).

10.61
Subscription Agreement, dated July 2, 2007, by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.62
Amendment to Subscription Agreement, dated as of July 31, 2009, by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 24, 2009 (File No. 333-61610).

10.63
Form of Common Stock Purchase Warrant issued by the Company to ACCBT Corp. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.64
Form of Registration Rights Agreement by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.65
Form of Security Holders Agreement, by and between ACCBT Corp. and certain security holders of the Registrant is incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.66
Finder’s Fee Agreement, dated as of October 29, 2007, by and between the Company and Tayside Trading Ltd. is incorporated herein by reference to Exhibit 10.63 of the Company’s Annual Report on Form 10-KSB filed on April 14, 2008 (File No. 333-61610).

10.67
Subscription Agreement, dated January 24, 2010, by and between the Company and Reytalon Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 1, 2010 (File No. 333-61610).

10.68
Common Stock Purchase Warrant, dated January 24, 2010, issued by the Company to Reytalon Ltd. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 1, 2010 (File No. 333-61610).

10.69	Securities Purchase Agreement, dated as of February 17, 2010, by and between the Company and Abraham Suisse.

10.70	Securities Purchase Agreement, dated as of February 17, 2010, by and between the Company and Yaakov Ben Zaken.

10.71	Securities Purchase Agreement, dated as of February 17, 2010, by and between the Company and Abram Nanikashvili.

16.1
Letter from Kost Forer Gabbay & Kasierer to the Securities and Exchange Commission dated April 30, 2008 regarding change in certifying accountant of the Registrant is incorporated herein by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on April 30, 2008 (File No. 333-61610).

21	Subsidiaries of the Company is incorporated herein by reference to Exhibit 21 of the Company’s Transition Report on Form 10-KSB filed on March 30, 2007 (File No. 333-61610).

23	Consent of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu.

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.