Form 10-Q
period 2010-03-31
BRAINSTORM CELL THERAPEUTICS INC
filed 2010-05-17
CIK 1137883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 14, 2010, the number of shares outstanding of the registrant’s common stock, $0.00005 par value per share, was 89,404,862.

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this quarterly report on Form 10-Q, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

UNAUDITED

U.S. DOLLARS IN THOUSANDS

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

UNAUDITED

U.S. DOLLARS IN THOUSANDS

INDEX

Page

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Statements of Changes in Stockholders' Equity (Deficiency)	5 - 10

Consolidated Statements of Cash Flows	11

Notes to Consolidated Financial Statements	12 - 27

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	March 31,	December 31,
	2010	2009
	Unaudited	Audited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,215	$1
Accounts receivable and prepaid expenses	158	86

Total current assets	1, 373	87

LONG-TERM INVESTMENTS:
Prepaid expenses	-	7
Severance pay fund	81	88
Total long-term investments	81	95

PROPERTY AND EQUIPMENT, NET	538	575

Total assets	$1,992	$757

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Short term Credit from bank	$9	$46
Trade payables	539	600
Other accounts payable and accrued expenses	1,324	1,418
Short-term convertible note	-	135
Short-term convertible loans	-	189
Total current liabilities	1,872	2,388

ACCRUED SEVERANCE PAY	117	112

Total liabilities	1,989	2,500

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' EQUITY (DEFICIENCY):
Stock capital: (Note 7)	5	4
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at March 31, 2010 and December 31,2009; Issued and outstanding: 87,707,647 and 76,309,152 shares at March 31, 2010 and December 31,2009 respectively.

Additional paid-in-capital	38,354	35,994
Deficit accumulated during the development stage	(38,356)	(37,741)

Total stockholders' equity (deficiency)	3	(1,743)

Total liabilities and stockholders' equity (deficiency)	$1,992	$757

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share data)

	Three months ended March 31,		Period from September 22, 2000 (inception date) through March 31,
	2010	2009	2010
	Unaudited		Unaudited

Operating costs and expenses:

Research and development, net	$239	$289	$21,924
General and administrative	370	251	13,624

Total operating costs and expenses	609	540	35,548

Financial (income) expenses, net	6	(26)	2,591

Operating loss	615	514	38,139
Taxes on income	-	-	53

Loss from continuing operations	615	514	38,192
Net loss from discontinued operations	-	-	164

Net loss	$615	$514	$38,356

Basic and diluted net loss per share from continuing operations	$0.01	$0.01

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	81,560,155	55,241,418

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

					Deficit accumulated
			Additional	Deferred	during the	Total
	Common stock		paid-in	Stock - based	development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of September 22, 2000 (date of inception)	-	$-	$-	$-	$-	$-

Stock issued on September 22, 2000 for cash at $0.00188 per share	8,500,000	1	16	-	-	17
Stock issued on March 31, 2001 for cash at $0.0375 per share	1,600,000	* -	60	-	-	60
Contribution of capital	-	-	8	-	-	8
Net loss	-	-	-	-	(17)	(17)

Balance as of March 31, 2001	10,100,000	1	84	-	(17)	68

Contribution of capital	-	-	11	-	-	11
Net loss	-	-	-	-	(26)	(26)
Balance as of March 31, 2002	10,100,000	1	95	-	(43)	53

Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(47)	(47)
Balance as of March 31, 2003	10,100,000	1	110	-	(90)	21

2-for-1 stock split	10,100,000	* -	-	-	-	-
Stock issued on August 31, 2003 to purchase mineral option at $0.065 per share	100,000	* -	6	-	-	6
Cancellation of shares granted to Company's President	(10,062,000)	* -	* -	-	-	-
Contribution of capital	-	* -	15	-	-	15
Net loss	-	-	-	-	(73)	(73)
Balance as of March 31, 2004	10,238,000	$1	$131	$-	$(163)	$(31)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

 U.S. dollars in thousands (except share data)

					Deficit accumulated
			Additional	Deferred	during the	Total
	Common stock		paid-in	Stock - based	development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of March 31, 2004	10,238,000	$1	$131	$-	$(163)	$(31)

Stock issued on June 24, 2004 for private placement at $0.01 per share, net of $25,000 issuance expenses	8,510,000	* -	60	-	-	60
Contribution capital	-	-	7	-	-	7
Stock issued in 2004 for private placement at $0.75 per unit	1,894,808	* -	1,418	-	-	1,418
Cancellation of shares granted to service providers	(1,800,000)	* -		-	-	-
Deferred stock-based compensation related to options granted to employees	-	-	5,979	(5,979)	-	-
Amortization of deferred stock-based compensation related to shares and options granted to employees	-	-	-	584	-	584
Compensation related to shares and options granted to service providers	2,025,000	* -	17,506	-	-	17,506
Net loss	-	-	-	-	(18,840)	(18,840)
Balance as of March 31, 2005	20,867,808	$1	$25,101	$(5,395)	$(19,003)	$704

* Represents an amount less than $1.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

					Deficit accumulated
			Additional	Deferred	during the	Total
	Common stock		paid-in	Stock - based	development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)
Balance as of March 31, 2005	20,867,808	$1	$25,101	$(5,395)	$(19,003)	$704
Stock issued on May 12, 2005 for private placement at $0.8 per share	186,875	* -	149	-	-	149
Stock issued on July 27, 2005 for private placement at $0.6 per share	165,000	* -	99	-	-	99
Stock issued on September 30, 2005 for private placement at $0.8 per share	312,500	* -	225	-	-	225
Stock issued on December 7, 2005 for private placement at $0.8 per share	187,500	* -	135	-	-	135
Forfeiture of options granted to employees	-	-	(3,363)	3,363	-	-
Deferred stock-based compensation related to shares and options granted to directors and employees	200,000	* -	486	(486)	-	-
Amortization of deferred stock-based compensation related to options and shares granted to employees and directors	-	-	51	1,123	-	1,174
Stock-based compensation related to options and shares granted to service providers	934,904	* -	662	-	-	662
Reclassification due to application of ASC 815-40-25 (formerly EITF 00-19)	-	-	(7,906)			(7,906)
Beneficial conversion feature related to a convertible bridge loan	-	-	164	-	-	164
Net loss	-	-	-	-	(3,317)	(3,317)
Balance as of March 31, 2006	22,854,587	$1	$15,803	$(1,395)	$(22,320)	$(7,911)
Elimination of deferred stock compensation due to implementation of ASC 718-10 (formerly SFAS 123(R))	-	-	(1,395)	1,395	-	-
Stock-based compensation related to shares and options granted to directors and employees	200,000	* -	1,168	-	-	1,168
Reclassification due to application of ASC 815-40-25 (formerly EITF 00-19)	-	-	7,191	-	-	7,191
Stock-based compensation related to options and shares granted to service providers	1,147,225	-	453	-	-	453
Warrants issued to convertible note holder	-	-	11	-	-	11
Warrants issued to loan holder	-	-	110	-	-	110
Beneficial conversion feature related to convertible bridge loans	-	-	1,086	-	-	1,086
Net loss	-	-	-	-	(3,924)	(3,924)
Balance as of December 31, 2006	24,201,812	$1	$24,427	$-	$(26,244)	$(1,816)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

					Deficit accumulated
			Additional	Deferred	during the	Total
	Common stock		paid-in	Stock - based	development	stockholders' equity
	Number	Capital	compensation	stage	stage	(deficiency)

Balance as of December 31, 2006	24,201,812	$1	$24,427	$-	$(26,244)	$(1,816)

Stock-based compensation related to options and shares granted to service providers	544,095		1,446	-	-	1,446
Warrants issued to convertible note holder	-	-	109	-	-	109
Stock-based compensation related to shares and options granted to directors and employees	200,000	* -	1,232	-	-	1,232
Beneficial conversion feature related to convertible loans	-	-	407	-	-	407
Conversion of convertible loans	725,881	* -	224	-	-	224
Exercise of warrants	3,832,621	* -	214	-	-	214
Stock issued for private placement at $0.1818 per unit, net of finder's fee	11,500,000	1	1,999	-	-	2,000
Net loss	-	-	-	-	(6,2 44)	(6,244)

Balance as of December 31, 2007	41,004,409	$2	$30,058	$-	$(32,488)	$(2,428)

Stock-based compensation related to options and stock granted to service providers	90,000	-	33	-	-	33
Stock-based compensation related to stock and options granted to directors and employees	-	-	731	-	-	731
Conversion of convertible loans	3,644,610	* -	1,276	-	-	1,276
Exercise of warrants	1,860,000	* -	-	-	-	-
Exercise of options	17,399	* -	3	-	-	3
Stock issued for private placement at $0.1818 per unit, net of finder's fee	8,625,000	1	1,499	-	-	1,500
Subscription of shares for private placement at $0.1818 per unit	-	-	281	-	-	281
Net loss	-	-	-	-	(3,472)	(3,472)
Balance as of December 31, 2008	55,241,418	$3	$33,881	$-	$(35,960)	$(2,076)

* Represents an amount less than $1.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in	Deferred stock - based	Deficit accumulated during the development	Total stockholders' equity
	Number	Amount		capital	compensation	stage	(deficiency)

Balance as of December 31, 2008	55,241,418	$3		$33,881	$-	$(35,960)	$(2,076)

Stock-based compensation related to options and stock granted to service providers	5,284,284	(	*)	775	-		775
Stock-based compensation related to stock and options granted to directors and employees	-	-		409	-		409
Conversion of convertible loans	2,500,000	(	*)	200	-		200
Exercise of warrants	3,366,783	(	*)	-	-		-
Stock issued for amendment of private placement	9,916,667	1		-	-		1
Subscription of shares	-	-		729	-		729
Net loss	-	-		-	-	$(1,781)	(1,781)
Balance as of December 31, 2009	76,309,152	$4		$35,994	$-	$(37,741)	$(1,743)

* Represents an amount less than $1.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in	Deferred stock - based	Deficit accumulated during the development	Total stockholders' equity
	Number	Amount		capital	compensation	stage	(deficiency)

Balance as of December 31, 2009	76,309,152	$4		$35,994	$-	$(37,741)	$(1,743)
Stock-based compensation related to options and stock granted to service providers	110,000	(	*)	87	-	-	87
Stock-based compensation related to stock and options granted to directors and employees	-	-		96	-	-	96
Stock issued for amendment of private placement	7,250,000	1		1,750	-	-	1,751
Conversion of convertible note	402,385	(	*)	135	-	-	135
Conversion of convertible loans	1,016,109	(	*)	189	-	-	189
Exercise of options	350,000	(	*)	53	-	-	53
Exercise of warrants	270,000	(	*)	-	-	-	-
Subscription of shares for private placement at $0.12 per unit	-	-		50	-	-	50
Issuance of shares on account of previously subscribed shares (See also Note 7B.1.f)	2,000,001	(	*)	-	-	-	-
Net loss	-	-		-	-	(615)	(615)

Balance as of March 31, 2010	87,707,647	$5		$38,354	$-	$(38,356)	$3

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,		Period from September 22, 2000 (inception date) through March 31,
	2010	2009	2010
	Unaudited		Unaudited
Cash flows from operating activities:
Net loss	$(615)	$(514)	$(38,356)
Less - loss for the period from discontinued operations	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	42	39	728
Severance pay, net	12	(4)	36
Accrued interest on loans	-	4	448
Amortization of discount on short-term loans	-	-	1,864
Change in fair value of options and warrants	-	-	(795)
Expenses related to shares and options granted to service providers	87	9	21,028
Amortization of deferred stock-based compensation related to options granted to employees	96	109	5,394
Increase in accounts receivable and prepaid expenses	(65)	(21)	(151)
Increase (decrease) in trade payables	(61)	20	674
Increase (decrease) in other accounts payable and accrued expenses	(94)	193	1,319
Erosion of restricted cash	-	3	(6)
Net cash used in continuing operating activities	(598)	(162)	(7,653)
Net cash used in discontinued operating activities	-	-	(23)
Total net cash used in operating activities	$(598)	$(162)	$(7,676)

Cash flows from investing activities:
Purchase of property and equipment	$(4)	$-	$(1,084)
Restricted cash	-	-	6
Investment in lease deposit	-	5	(7)
Net cash used in continuing investing activities	(4)	5	(1,085)
Net cash used in discontinued investing activities	-	-	(16)
Total net cash used in investing activities	$(4)	$5	$(1,101)

Cash flows from financing activities:
Proceeds from issuance of Common stock, net	$1,800	$191	$8,399
Proceeds from loans, notes and issuance of warrants, net	-	-	2,061
Credit from bank	(37)	(34)	9
Proceeds from exercise of warrants and options	53	-	81
Repayment of short-term loans	-	-	(601)
Net cash provided by continuing financing activities	1,816	157	9,949
Net cash provided by discontinued financing activities	-	-	43
Total net cash provided by financing activities	1,816	157	9,992
Increase (decrease) in cash and cash equivalents	1,214	-	1,215
Cash and cash equivalents at the beginning of the period	1	2	-
Cash and cash equivalents at end of the period	$1,215	$2	$1,215

Non-cash financing activities:
Conversion of convertible loan and convertible note to shares	$324	-	$1,800

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

H.
Since its inception, the Company has devoted substantially most of its efforts to research and development, recruiting management and technical staff, acquiring assets and raising capital. In addition, the Company has not generated revenues. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7, "Accounting and reporting by development Stage Enterprises" ASC 915-10 (formerly "SFAS" 7).

GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the three months ended on March 31, 2010, resulted in a net loss of $615 and the Company’s balance sheet reflects net stockholders’ equity of $3 and accumulated deficit of $38,356. These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital. Management’s plans in this regard include, among others, raising additional cash from current and potential stockholders and lenders.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 1	-	GENERAL (Cont.)

GOING CONCERN (Cont.)

Accordingly, as a result of the current economic situation and the difficulty to raise immediate fund to support all of the Company’s projects, the Company decided to reduce its activity and focus only on the effort to reach clinical trials in ALS in 2010. During the first quarter of 2010, the Company entered into an agreement with Hadassah Medical Centre to conduct clinical trails in up to 26 ALS patients in 2010 and raised approximately $1.8 million from investors for this purpose.

The Company also reduced its general and administrative expenses and ceased and delayed some development projects until it obtains sufficient financing. There can be no assurance that sufficient revenues will be generated in the future and that additional funds will be available on terms acceptable to the Company, or at all.

These financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2009, are applied consistently in these financial statements.

NOTE 3	-	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its fully owned subsidiary as of March 31, 2010 and for the three months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

As of December 24, 2009, the Company paid to Ramot the first three payments totaling $400 but did not make the last two payments totaling $240 and for the extended research period.

On December 24, 2009, the Company and Ramot entered into a settlement agreement which also amended the Research and License Agreement in July 8, 2004 and the first and second amendments to the agreement pursuant to which, among others, the following matters were agreed upon:

a)
Ramot released the Company from its obligation to fund the extended research period in the total amount of $1,140.Therefore the company deleted an amount in 2009, equal to $ 760 from it research and development expenses that were previously expensed.

.
b)
Past due amount of $240 for the initial research period plus interest of $32 owed by the Company to Ramot was converted into 1,120,000 shares of common stock on December 30, 2009. Ramot is required to deposit the shares with a broker and only sell the shares in the free market after 185 days from the issuance date.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 4   -     RESEARCH AND LICENSE AGREEMENT (Cont.)

In the event that the total proceeds generated by sales of the shares are less than $120 on or prior to September 30, 2010 ("September Payment"), then on such date the Company shall pay to Ramot the difference between the aggregate proceeds that have been received by Ramot up to such date, and $120.  In the event that the total proceeds generated by sales of the shares on December 31, 2010, together with the September 30, 2010 payment, are less than $240 on or prior to December 31, 2010, then on such date the Company shall pay to Ramot the difference between the proceeds that Ramot has received from sales of the shares up to such date together with the September Payment (if any) that has been transferred to Ramot up to such date, and $240.

NOTE 5   -    CONSULTING AGREEMENTS

A.
On July 8, 2004, the Company entered into two consulting agreements with Prof. Eldad Melamed and Dr. Daniel Offen (together, the "Consultants"), upon which the Consultants shall provide the Company scientific and medical consulting services in consideration for a monthly payment of $6 each. In addition, the Company granted each of the Consultants, a fully vested warrant to purchase 1,097,215 shares of Common Stock at an exercise price of $0.01 per share. The warrants issued pursuant to the agreement were issued to the Consultants effective as of November 4, 2004. Each of the warrants is exercisable for a seven-year period beginning on November 4, 2005

B.	As of March 31, 2010, the Company has a total obligation of $388 for services rendered by the Consultants.

NOTE 6  -     SHORT-TERM LOANS

On March 2007, the company has signed a convertible note with a lender in return of 150$, the note bear an interest of 8%, for the first year and 10% afterword. The lender had the right to convert the debt to the company shares.  .On January 27, 2010, the lender converted the entire accrued principle and interest of $189 Convertible Promissory Note into 1,016,109 shares of Common Stock

Since the outcome of the issuance of the shares was to relieve the debtor from its obligation, based on guidance in ASC 860-10 (formerly FASB No 140) “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities” the Company derecognized the liability with the difference recognized in earning.

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

B.	Issuance of shares warrants and options:

1.	Private placements:

a)	On June 24, 2004, the Company issued to investors 8,510,000 shares of Common Stock for total proceeds of $60 (net of $25 issuance expenses).

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 7  -     STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

1.	Private placements: (Cont.)

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

f)
On July 2, 2007, the Company entered into an investment agreement, pursuant to which the Company agreed to sell up to 27,500,000 shares of Common Stock, for an aggregate subscription price of up to $5 million and warrants to purchase up to 30,250,000 shares of Common Stock. Separate closings of the purchase and sale of the shares and the warrants shall take place as follows:

Purchase date	Purchase price	Number of subscription shares	Number of warrant shares

August 30, 2007	$1,250(includes $250 paid as a convertible loan (Note 8i))	6,875,000	7,562,500
November 15, 2007	$750	4,125,000	4,537,500
February 15, 2008	$750	4,125,000	4,537,500
May 15, 2008	$750	4,125,000	4,537,500
July 30, 2008	$750	4,125,000	4,537,500
November 15, 2008	$750	4,125,000	4,537,500

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

(a)
The investor shall invest the remaining amount of the original investment agreement at price per share of $0.12 in monthly installments of not less then $50 starting August 1, 2009. The investor may accelerate such payments in its discretion.

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

As of March 31, 2010, the investor completed payment of the first five installments and $324 of the sixth installment and the Company issued to the investor and its designees an aggregate of 29,166,667 shares of common stock and a warrant to purchase 10,083,333 shares of the Company's common stock at an exercise price of $0.20 per share and a warrant to purchase 15,629,167 shares of common stock at an exercise price of $0.29 per share. The warrants may be exercised at any time and expire on November 5, 2013. The Company has issued 2,000,001 shares of common stock on behalf of the investor and the investor is due to be issued an additional 4,249,999 shares of common stock for the fifth installment that had already been paid.

The investor has yet to fully complete its obligation based on the investment agreement above and is due to invest an additional amounts according to the agreement.

As of March 31, 2010, 875,000 shares of Common Stock had been issued as an introduction fee.

g)
On January 2010, the Company issued 1,250,000 units for total proceeds of $250 from private investor. Each unit consists of one share of Common Stock and a two-year warrant to purchase one share of Common Stock at $0.50 per share.

h).
On February 2010, the Company issued 6,000,000 shares of Common Stock for 3 investors (2,000,000 for each investor) and two years warrants purchasing an aggregate of 3,000,000 shares of Common Stock (1,000,000 for each investor) with an exercise price of $0.5 for an aggregate amount of $1,500 ($500 each).

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

As of March 31, 2010, 4,021,684 options are available for future grants.

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

On February 10, 2010, the Company granted to its employee an option to purchase 30,000 shares of Common Stock at an exercise price of $0.32 per share. The option vests with respect to 1/3 of the option on each year anniversary and expires after 10 years. The total compensation related to the option is $9, which is amortized over the vesting period as Research and development expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 7   -    STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

a)	Options to employees and directors: (Cont.)

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the period ended March 31, 2010
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	6,488,361	0.187	-
Granted	30,000	0.32	-
Exercised	(350,000)	0.158	-
Cancelled	(285,000)	0.463	-
			-
Outstanding at end of period	6,488,361	0.176	1,069,939

Vested and expected-to-vest at end of period	3,945,792	0.215	599,455

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 7   -    STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

b)	Restricted shares to directors:

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

The Company accounts for shares and warrant grants issued to non-employees using the guidance of ASC 718-10 (formerly "SFAS" 123(R)), "Accounting for Stock-Based Compensation" and ASC 505-50-30 (formerly "EITF" 96-18), "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," whereby the fair value of such option and warrant grants is determined using a Black-Scholes options pricing model at the earlier of the date at which the non-employee's performance is completed or a performance commitment is reached.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 7   -    STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

a)	Warrants to service providers and investors:

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through

November 2004	12,800,845	6,778,708	151,803	5,870,334	0.01	5,870,334	November 2012
December 2004	1,800,000	1,800,000		-	0.00005	--	-
February 2005	1,894,808		1,894,808	-	2.5	-
May 2005	47,500			47,500	1.62	47,500	May 2010
June 2005	30,000			30,000	0.75	30,000	June 2010
August 2005	70,000		70,000	-	0.15	-	-
September 2005	3,000	3,000		-	0.15	-	-
September 2005	36,000			36,000	0.75	36,000	September 2010
September-December 2005	500,000		500,000	-	1	-	-
December 2005	20,000	20,000		-	0.15	-	-
December 2005	457,163			457,163	0.15	457,163	July 2010
February 2006	230,000			230,000	0.65	230,000	February 2016
February 2006	40,000			40,000	1.5	40,000	February 2011
February 2006	8,000			8,000	0.15	8,000	February 2011
February 2006	189,000	97,696	91,304	-	0. 5	-	-
May 2006	50,000			50,000	0.0005	50,000	May 2016
May -December 2006	48,000			48,000	0.35	48,000	May - December 2011
May -December 2006	48,000			48,000	0.75	48,000	May - December 2011
May 2006	200,000			200,000	1	200,000	May 2011
June 2006	24,000			24,000	0.15	24,000	June 2011
May 2006	19,355			19,355	0.15	19,355	May 2011
October 2006	630,000	630,000		-	0.3	-	-
December 2006	200,000		200,000	-	0.45	-	-
March 2007	200,000			200,000	0.47	200,000	March 2012
March 2007	500,000			500,000	0.47	458,333	March 2017
March 2007	50,000		50,000	-	0.15	-	-
March 2007	15,000			15,000	0.15	15,000	February 2012
February 2007	50,000		50,000	-	0.45	-	-
March 2007	225,000		225,000	-	0.45	-	-
March 2007	50,000		50,000	-	0.45	-	-
April 2007	33,300		25,000	8,300	0.45	8,300	April 2010
May 2007	250,000		250,000	-	0.45	-	-
July 2007	500,000			500,000	0.39	402,778	July 2017
September 2007	500,000			500,000	0.15	500,000	August 2017
August 2007	7,562,500			7,562,500	0.2	7,562,500	November 2013
July 2007	30,000		30,000	-	0.45	-	-
July 2007	100,000			100,000	0.45	100,000	July 2010
October 2007	200,000			200,000	0.15	200,000	August-October 2017
November 2007	2,520,833			2,520,833	0.20	2,520,833	November 2013
November 2007	2,016,667			2,016,667	0.29	2,016,667	November 2013
April 2008	4,537,500			4,537,500	0.29	4,537,500	November 2013
August 2008	3,529,166			3,529,166	0.29	3,529,166	November 2013
August 2008	1,008,334			1,008,334	0.36	1,008,333	November 2013
November 2008	100,000			100,000	0.15	100,000	September 2018
April 2009	200,000			200,000	0.1	-	April 2019
October 2009	200,000			200,000	0.067	-	October 2019
October 2009	4,537,500			4,537,500	0.29	4,537,500	November 2013
January 2010	1,250,000			1,250,000	0.5	1,250,000	January 2012
February 2010	125,000			125,000	0.01	125,000	February 2012
February 2010	3,000,000			3,000,000	0.5	3,000,000	February 2012

	52,636,471	9,329,404	3,587,915	39,719,152		39,313,597

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 7   -     STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

a)	Warrants: (Cont.)

The fair value for the warrants to service providers was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for the 3 month activity ended on March 31, 2010; weighted average volatility of 140%-141%, risk free interest rates of 2.39%-3.14% dividend yields of 0% and a weighted average life of the options of 5.5-6.5 years.

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

On January 5, 2010, the Company issued to its public relation advisors 50,000 shares of the Company's Common Stock for six months service. The issuance of the shares is part of the agreement with the public relation advisors that entitle to get a monthly grant of 8,333 shares of the Company's common stock. Related compensation in the amount of $12 is recorded as general and administrative expense.

On January 6, 2010, the Company issued to its service provider 60,000 shares of the Company's Common Stock. The shares are for $15 payable to the service provider for insurance and risk management consulting and agency services for three years. Related compensation in the amount of $16 is recorded as general and administrative expense.

On March 5, 2007, the Company issued a $150 Convertible Promissory Note to a third party. Interest on the note accrues at the rate of 8% per annum for the first year and 10% per annum afterward. upon the occurrence of certain events of default the note will become immediately due and payable The company has not paid the loan on the original maturity date and On January 27, 2010, the third party  converted the entire accrued principle and interest Promissory Note amounting to $189 Convertible into 1,016,109 shares  of Common Stock
.

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

On February 19, 2010, the Company's legal advisor converted the entire accrued principal and interest of  $135 Convertible Promissory Note granted on December 13, 2009  into 402,385 shares  of Common Stock.

The total stock-based compensation expense, related to shares, options and warrants granted to employee’s directors and service providers, was comprised, at each period, as follows:

	Three months ended March 31,		Period from September 22, 2000 (inception date) through March 31,
	2010	2009	2010

Research and development	30	30	16,944

General and administrative	155	88	8,638

Financial expenses, net	-	-	56

Total stock-based compensation expense	185	118	25,638

NOTE 8   -     SUBSEQUENT EVENTS

A.
On April 6, 2010 following the agreement with Prof Eldad Melamed as described in note 5A, Prof. Melamed exercised 1,097,215 of his warrants into 1,097,215 shares of the Company’s Common Stock, The warrants were issued to him pursuant to the agreement with the Consultants effective as of November 4, 2004. Each of the warrants is exercisable for a seven-year period beginning on November 4, 2005

B.	On April 13, 2010, the Board of Directors of the Company elected Avi Israeli (“Israeli”) as the Chairman of its Board of Directors.

On April 13, 2010, the Company, Israeli and Hadasit Medical Research Services and Development Ltd. (“Hadasit”) entered into an Agreement (the “Agreement”) pursuant to which Israeli agreed, during the term of the Agreement, to serve as (i) the Company’s Clinical Trials Advisor and (ii) a member of the Company’s Board of Directors.  Any party may terminate the Agreement upon 30 days prior notice to the other parties.  In consideration of the services to be provided by Israeli to the Company under the Agreement, the Company agreed to grant options annually during the term of the Agreement for the purchase of its common stock, $0.00005 par value per share (the “Common Stock”), as follows:

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 8   -     SUBSEQUENT EVENTS (Cont.)

*	An option for the purchase of 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share to Israeli; and

*	An option for the purchase of 33,334 shares of Common Stock at an exercise price equal to $0.00005 per share to Hadasit,

*
Such options to vest and become exercisable in twelve (12) consecutive equal monthly amounts and to be evidenced by separate stock option agreements to be entered into between the Company and each of the option holders.

C.
In May 2010, based on a board resolution dated June 29, 2009, the Company issued to three of its directors 300,000 restricted shares of common stock. The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date.

D.
In May 2010, based on a board resolution dated June 29, 2009 the Company issued to one of its public relation advisor 100,000 restricted shares of common stock. The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date.

E.
In May 2010, based on a board resolution dated June 29, 2009 the Company issued to two of its Scientific Advisory Board members 200,000 restricted shares of common stock. The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. and its potential future business operations and performance. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” Some of these are described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2009. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

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

The Company holds exclusive worldwide rights to commercialize the technology, through a licensing agreement with Ramot, the technology transfer company of Tel Aviv University. The agreement also provides for further research, funded by Brainstorm, to be performed by Prof. Melamed, Prof. Offen and members of their research team at the Felsenstein Medical Research Center. The results of this research are licensed to us under the terms of the license agreement.

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

Recent Developments

Investment of $250,000
On January 25, 2010, we entered into a Subscription Agreement with Reytalon Ltd, pursuant to which the Company issued (i) 1,250,000 shares of common stock of the Company to Reytalon Ltd at a purchase price of $0.20 per share for total gross proceeds of $250,000 paid to the Company and (ii) a warrant to purchase up to an additional 1,250,000 shares of the Company’s common stock at an exercise price of $0.50 per share, which warrant is exercisable until January 24, 2012.

Hadassah

On February 17, 2010, a wholly owned Israeli subsidiary of the Company entered into a series of agreements with Hadassah, as described above.  Intellectual property generated through the study will be owned by BrainStorm.  Hadassah will be entitled to use the intellectual property generated through the study for non-commercial purposes. All existing intellectual property of Brainstorm and Hadassah shall be retained by them.

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

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until March 31, 2010, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2013. In addition, the Company has incurred operating costs and expenses of approximately $609,000 during the three months ending March 31, 2010, and approximately $35,548,000 for the period from inception (September 22, 2000) until March 31, 2010. Operating expenses incurred since inception were approximately $13,624,000 for general and administrative expenses and $21,924,000 for research and development costs.

Research and Development, net:

Research and development expenses, net for the three months ended March 31, 2010 and 2009 were $239,000 and $289,000, respectively.  The decrease of $50,000 in research and development expenses is primarily due to the fact that the Company recorded $95 as accrued expenses in the fiscal quarter ended March 31, 2009 due to the agreement with Ramot. Apart from the recordation of accrued expenses, research and development expenses increased due to expenses related to preparation for clinical trials at the Hadassah Medical Center.

General and Administrative

General and administrative expenses for the three months ended March 31, 2010 and 2009 were $370,000 and $251,000, respectively. The increase of $119,000 in general and administrative expenses is primarily due to the increase in (i) stock-based compensation expenses and (ii) expenses related to public relations and advisors as part of the Company’s efforts to raise funds.

Financial Expenses

Financial expenses increased by $32,000 to expenses of $6,000 for the three months ended March 31, 2010 from income of $26,000 for the three months ended March 31, 2009.

The increase in financial expenses is primarily attributable to the exchange differentials derived from the changes in the exchange rate between the New Israeli Shekel to U.S. dollar. While in the three months ended March 31, 2009, the effect of the exchange differentials contributed finance incomes, in the three months ended March 31, 2010, the effect was negative.

Net Loss

Net loss for the three months ended March 31, 2010 was $615,000, as compared to a net loss of $514,000 for the three months ended March 31, 2009. Net loss per share for the three months ended March 31, 2010 was $0.01, which was the same as the net loss per share of $0.01 for the three months ended March 31, 2009. The increase in the net loss is mainly due to (i) expenses related to preparation for clinical trials at Hadassah Medical Center (ii) expenses related to public relations and advisors as part of the Company’s efforts to raise funds, (iii) the effect of the exchange differentials between the U.S. dollar and the New Israeli Shekel and (iv) an increase in stock-based compensation expenses. The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended March 31, 2010 was 81,560,155, compared to 55,241,418 for the three months ended March 31, 2009. This increase was due to (i) the issuance of shares in the private placements, (ii) the conversion of convertible loans and notes, (iii) the exercise of warrants and (iv) the issuance of shares to service providers.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common stock and warrants and the issuance of convertible promissory notes. At March 31, 2010, we had $1,364,000 in total current assets and $1,863,000 in total current liabilities.

Net cash used in operating activities was $598,000 for the three months ended March 31, 2010. Cash used for operating activities in the three months ended March 31, 2010 was primarily for Company operations.

Net cash used in investing activities was $4,000 for the three months ended March 31, 2010. Cash used for investing activities in the three months ended March 31, 2010 was primarily for purchasing of equipment.

Net cash provided by financing activities was $1,808,000 for the three months ended March 31, 2010 and is primarily attributable to funds received from four private investors in return for issuance of shares of common stock and warrants (which are described in more detail below).

Our material cash needs for the next 12 months include the payments due under an agreement with Hadassah to conduct clinical trials in ALS patients, under which we must pay to Hadassah an amount of  (i) up to $38,190 per patient (up to $992,880 in the aggregate) and  (ii) $31,250 per month for rent and the operation of a clean room for cell differentiation for Hadassah’s clinical trials.

Our other material cash needs for the next 12 months will include payments of/to (i) employee salaries, (ii) patents, (iii) construction fees for facilities to be used in our research and development and (iv) fees to our consultants and legal advisors.

We had a licensing agreement with Ramot under which we owed approximately $95,000 per quarter.  However, on December 24, 2009, we entered into a Letter Agreement (the “Letter Agreement”) with Ramot, pursuant to which, among other things, Ramot agreed to: (i) release the Company from it’s obligation to fund three years of additional research (which would have totaled $1,140,000); and (ii) accept shares of common stock of the Company in lieu of $272,000 is past-due amounts.  Pursuant to the Letter Agreement, the Company agreed, among other things, to: (i) reimburse Ramot for outstanding patent-related expenses; and (ii) abandon its rights in certain patents of Ramot.

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

There were no significant changes to our critical accounting policies during the quarter ended March 31, 2010. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who also currently serves as our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, which continued to exist as of March 31, 2010:

•
The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements. Specifically, our former Chief Financial Officer handled all accounting issues of the Company alone as the Company terminated the Company’s accountant as part of the downsizing of the Company’s staff.

•	Due to the decrease in the Company’s activities and limited cash resources, the Company manually inputs all purchase and order activities and confirmation process instead of via an ERP system.

Since December 31, 2009, the Company has engaged a part-time accountant.

In addition, on March 21, 2010, the Company’s Chief Financial Officer, David Stolick, tendered his resignation to the Company in order to pursue other opportunities.  Mr. Stolick’s resignation was effective as of April 6, 2010.  The Company is currently searching for a successor to Mr. Stolick.  As of the date of the filing of this quarterly report, our Chief Executive Officer was performing the duties of the Principal Financial Officer of the Company.

Nevertheless, based on a number of factors, including the performance of additional procedures performed by management designed to ensure the reliability of our financial reporting, our Chief Executive Officer and Principal Financial Officer believes that the consolidated financial statements included with this quarterly report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

Management’s Remediation Initiatives

The Company is currently searching for a new Chief Financial Officer.  In addition, the Company has engaged a new part-time accountant and plans to develop policies and procedures for training of personnel or external advisers to verify that we have a sufficient number of personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. Where necessary, we will supplement personnel with qualified external advisors. Additionally, where appropriate, we plan to identify training on accounting principles and procedures that would benefit our accounting and finance personnel.

Changes in Internal Control Over Financial Reporting

Other than as described above, no changes in our internal controls over financial reporting were identified during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting other than those remedial actions disclosed above.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of legal proceedings affecting the Company refer to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There were no material developments to the legal proceedings affecting the Company in the fiscal quarter ended March 31, 2010.

From time to time, we may become involved in litigation relating to claims arising out of operations in the normal course of business, which we consider routine and incidental to our business. We currently are not a party to any material legal proceedings, other than as described in Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the adverse outcome of which, in management’s opinion, would have a material adverse effect on our business, results of operation or financial condition.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 5. Other Information.

During the quarter ended March 31, 2010, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

On April 30, 2010, Moshe Lion notified the Board of Directors of the Company he would not stand for re-election at the Company’s annual meeting of stockholders due to other commitments.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

May 17, 2010	By:	/s/ Rami Efrati
Name: Rami Efrati Title: Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1
Agreement dated April 13, 2010 by and among the Company, Avi Israeli and Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 15, 2010 (File No. 333-61610).

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.