Form 10-Q
period 2010-06-30
BRAINSTORM CELL THERAPEUTICS INC
filed 2010-08-16
CIK 1137883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________.

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

As of August 16, 2010, the number of shares outstanding of the registrant’s common stock, $0.00005 par value per share, was 91,236,463.

PART I: FINANCIAL INFORMATION

SPECIAL NOTE
Unless otherwise specified in this quarterly report on Form 10-Q, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.
Item 1. Financial Statements.
BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

UNAUDITED

U.S. DOLLARS IN THOUSANDS

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
UNAUDITED
U.S. DOLLARS IN THOUSANDS

INDEX
Page

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Statements of Changes in Stockholders' Equity (Deficiency)	5 - 10

Consolidated Statements of Cash Flows	11

Notes to Consolidated Financial Statements	12 - 25

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	June 30	December 31,
	2010	2009
	Unaudited	Audited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$725	$1
Accounts receivable and prepaid expenses	177	86
Liability from shareholder	25	-
Total current assets	927	87
LONG-TERM INVESTMENTS:
Prepaid expenses	-	7
Severance pay fund	56	88
Total long-term investments	56	95
PROPERTY AND EQUIPMENT, NET	492	575
Total assets	$1,475	$757

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Short term Credit from bank	$1	$46
Trade payables	566	600
Other accounts payable and accrued expenses	1,296	1,418
Short-term convertible note	-	135
Short-term convertible loans	-	189
Total current liabilities	1,863	2,388
ACCRUED SEVERANCE PAY	82	112
Total liabilities	1,945	2,500
STOCKHOLDERS' EQUITY (DEFICIENCY):
Stock capital: (Note 7)	5	4
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at June 30, 2010 and December 31,2009; Issued and outstanding: 91,236,463 and 76,309,152 shares at June 30, 2010 and December 31, 2009, respectively.

Additional paid-in-capital	38,495	35,994
Deficit accumulated during the development stage	(38,970)	(37,741)
Total stockholders' equity (deficiency)	(470)	(1,743)
Total liabilities and stockholders' equity (deficiency)	$1,475	$757

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share data)

	Six months ended June 30		Three months ended June 30		Period from September 22, 2000 (inception date) through June 30,
	2010	2009	2010	2009	2010
	Unaudited		Unaudited		Unaudited

Operating costs and expenses:

Research and development, net	$587	$499	$348	$210	$22,272
General and administrative	638	565	268	314	13,892

Total operating costs and expenses	1,225	1,064	616	524	36,164

Financial (income) expenses, net	4	(7)	(2)	19	2,589

Operating loss	1,229	1,057	614	543	38,753

Taxes on income	-	-	-	-	53

Loss from continuing operations	1,229	1,057	614	543	38,806

Net loss from discontinued operations	-	-	-	-	164

Net loss	1,229	1,057	614	543	38,970

Basic and diluted net loss per share from
continuing operations	0.01	0.02	0.01	0.01

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	85,552,899	57,278,987	88,609,663	59,294,165

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

					Deficit
					accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	Stock - based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of September 22, 2000 (date of inception)	-	$-	$-	$-	$-	$-

Stock issued on September 22, 2000 for cash at $0.00188 per share	8,500,000	1	16	-	-	17
Stock issued on March 31, 2001 for cash at $0.0375 per share	1,600,000	* -	60	-	-	60
Contribution of capital	-	-	8	-	-	8
Net loss	-	-	-	-	(17)	(17)

Balance as of March 31, 2001	10,100,000	1	84	-	(17)	68

Contribution of capital	-	-	11	-	-	11

Net loss	-	-	-	-	(26)	(26)
Balance as of March 31, 2002	10,100,000	1	95	-	(43)	53

Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(47)	(47)
Balance as of March 31, 2003	10,100,000	1	110	-	(90)	21

2-for-1 stock split	10,100,000	* -	-	-	-	-
Stock issued on August 31, 2003 to purchase mineral option at $0.065 per share	100,000	* -	6	-	-	6
Cancellation of shares granted to Company's President	(10,062,000)	* -	* -	-	-	-
Contribution of capital	-	* -	15	-	-	15
Net loss	-	-	-	-	(73)	(73)
Balance as of March 31, 2004	10,238,000	$1	$131	$-	$(163)	$(31)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

					Deficit
					accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	Stock - based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of March 31, 2004	10,238,000	$1	$131	$-	$(163)	$(31)

Stock issued on June 24, 2004 for private placement at $0.01 per share, net of $25,000 issuance expenses	8,510,000	* -	60	-	-	60
Contribution capital	-	-	7	-	-	7
Stock issued in 2004 for private placement at $0.75 per unit	1,894,808	* -	1,418	-	-	1,418
Cancellation of shares granted to service providers	(1,800,000)	* -		-	-	-
Deferred stock-based compensation related to options granted to employees	-	-	5,979	(5,979)	-	-
Amortization of deferred stock-based compensation related to shares and options granted to employees	-	-	-	584	-	584
Compensation related to shares and options granted to service providers	2,025,000	* -	17,506	-	-	17,506
Net loss	-	-	-	-	(18,840)	(18,840)
Balance as of March 31, 2005	20,867,808	$1	$25,101	$(5,395)	$(19,003)	$704

* Represents an amount less than $1.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

					Deficit
					accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	Stock - based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)
Balance as of March 31, 2005	20,867,808	$1	$25,101	$(5,395)	$(19,003)	$704
Stock issued on May 12, 2005 for private placement at $0.8 per share	186,875	* -	149	-	-	149
Stock issued on July 27, 2005 for private placement at $0.6 per share	165,000	* -	99	-	-	99
Stock issued on September 30, 2005 for private placement at $0.8 per share	312,500	* -	225	-	-	225
Stock issued on December 7, 2005 for private placement at $0.8 per share	187,500	* -	135	-	-	135
Forfeiture of options granted to employees	-	-	(3,363)	3,363	-	-
Deferred stock-based compensation related to shares and options granted to directors and employees	200,000	* -	486	(486)	-	-
Amortization of deferred stock-based compensation related to options and shares granted to employees and directors	-	-	51	1,123	-	1,174
Stock-based compensation related to options and shares granted to service providers	934,904	* -	662	-	-	662
Reclassification due to application of ASC 815-40-25 (formerly EITF 00-19)	-	-	(7,906)			(7,906)
Beneficial conversion feature related to a convertible bridge loan	-	-	164	-	-	164
Net loss	-	-	-	-	(3,317)	(3,317)
Balance as of March 31, 2006	22,854,587	$1	$15,803	$(1,395)	$(22,320)	$(7,911)
Elimination of deferred stock compensation due to implementation of ASC 718-10 (formerly SFAS 123(R))	-	-	(1,395)	1,395	-	-
Stock-based compensation related to shares and options granted to directors and employees	200,000	* -	1,168	-	-	1,168
Reclassification due to application of ASC 815-40-25 (formerly EITF 00-19)	-	-	7,191	-	-	7,191
Stock-based compensation related to options and shares granted to service providers	1,147,225	-	453	-	-	453
Warrants issued to convertible note holder	-	-	11	-	-	11
Warrants issued to loan holder	-	-	110	-	-	110
Beneficial conversion feature related to convertible bridge loans	-	-	1,086	-	-	1,086
Net loss	-	-	-	-	(3,924)	(3,924)
Balance as of December 31, 2006	24,201,812	$1	$24,427	$-	$(26,244)	$(1,816)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

					Deficit
					accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	Stock - based	development	equity
	Number	Capital	compensation	stage	stage	(deficiency)

Balance as of December 31, 2006	24,201,812	$1	$24,427	$-	$(26,244)	$(1,816)

Stock-based compensation related to options and shares granted to service providers	544,095		1,446	-	-	1,446
Warrants issued to convertible note holder	-	-	109	-	-	109
Stock-based compensation related to shares and options granted to directors and employees	200,000	* -	1,232	-	-	1,232
Beneficial conversion feature related to convertible loans	-	-	407	-	-	407
Conversion of convertible loans	725,881	* -	224	-	-	224
Exercise of warrants	3,832,621	* -	214	-	-	214
Stock issued for private placement at $0.1818 per unit, net of finder's fee	11,500,000	1	1,999	-	-	2,000
Net loss	-	-	-	-	(6,244)	(6,244)

Balance as of December 31, 2007	41,004,409	$2	$30,058	$-	$(32,488)	$(2,428)

Stock-based compensation related to options and stock granted to service providers	90,000	-	33	-	-	33
Stock-based compensation related to stock and options granted to directors and employees	-	-	731	-	-	731
Conversion of convertible loans	3,644,610	* -	1,276	-	-	1,276
Exercise of warrants	1,860,000	* -	-	-	-	-
Exercise of options	17,399	* -	3	-	-	3
Stock issued for private placement at $0.1818 per unit, net of finder's fee	8,625,000	1	1,499	-	-	1,500
Subscription of shares for private placement at $0.1818 per unit	-	-	281	-	-	281
Net loss	-	-	-	-	(3,472)	(3,472)
Balance as of December 31, 2008	55,241,418	$3	$33,881	$-	$(35,960)	$(2,076)

* Represents an amount less than $1.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

						Deficit
						accumulated	Total
					Deferred	during the	stockholders'
	Common stock			Additional paid-in	stock - based	development	equity
	Number	Amount		capital	compensation	stage	(deficiency)

Balance as of December 31, 2008	55,241,418	$3		$33,881	$-	$(35,960)	$(2,076)

Stock-based compensation related to options and stock granted to service providers	5,284,284	(*	)	775	-		775
Stock-based compensation related to stock and options granted to directors and employees	-	-		409	-		409
Conversion of convertible loans	2,500,000	(*	)	200	-		200
Exercise of warrants	3,366,783	(*	)	-	-		-
Stock issued for amendment of private placement	9,916,667	1		-	-		1
Subscription of shares	-	-		729	-		729
Net loss	-	-		-	-	$(1,781)	(1,781)
Balance as of December 31, 2009	76,309,152	$4		$35,994	$-	$(37,741)	$(1,743)

* Represents an amount less than $1.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company )
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

					Deficit
					accumulated	Total
				Deferred	during the	stockholders'
	Common stock		Additional paid-in	stock - based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2009	76,309,152	$4	$35,994	$-	$(37,741)	$(1,743)
Stock-based compensation related to options and stock granted to service providers	443,333		101	-	-	101
Stock-based compensation related to stock and options granted to directors and employees	466,667		183	-	-	183
Stock issued for amendment of private placement	7,250,000	1	1,750	-	-	1,751
Conversion of convertible note	402,385		135	-	-	135
Conversion of convertible loans	1,016,109		189	-	-	189
Exercise of options	443,670		67	-	-	67
Exercise of warrants	2,905,145		26	-	-	26
Subscription of shares for private placement at $0.12 per unit			50	-	-	50
Issuance of shares on account of previously subscribed shares (See also Note 7B.1.f)	2,000,001		-	-	-	-
Net loss			-	-	(1,229)	(1,229)

Balance as of June 30, 2010	91,236,463	5	38,495	-	(38,970)	(470)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

			Period from
			September 22,
			2000 (inception
	Six months ended		date) through
	June 30,		June 30,
	2010	2009	2010
	Unaudited		Unaudited
Cash flows from operating activities:
Net loss	$(1,229)	$(1,057)	$(38,970)
Less - loss for the period from discontinued operations	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	84	79	770
Severance pay, net	2	(2)	26
Accrued interest on loans	-	7	448
Amortization of discount on short-term loans	-	-	1,864
Change in fair value of options and warrants	-	-	(795)
Expenses related to shares and options granted to service providers	101	183	21,042
Amortization of deferred stock-based compensation related to options granted to employees	183	199	5,481
Decrease (increase) in accounts receivable and prepaid expenses	(84)	(32)	(170)
Increase (decrease) in trade payables	(33)	65	702
Increase (decrease) in other accounts payable and accrued expenses	(122)	337	1,291
Liability from shareholders	(25)	-	(25)
Erosion of restricted cash	-	1	(6)
Net cash used in continuing operating activities	(1,123)	(220)	(8,178)
Net cash used in discontinued operating activities	-	-	(23)
Total net cash used in operating activities	$(1,123)	$(220)	$(8,201)

Cash flows from investing activities:
Purchase of property and equipment	$-	$-	$(1,080)
Restricted cash	-	-	6
Investment in lease deposit	-	5	(7)
Net cash used in continuing investing activities	-	5	(1,081)
Net cash used in discontinued investing activities	-	-	(16)
Total net cash used in investing activities	$-	$5	$(1,097)

Cash flows from financing activities:
Proceeds from issuance of Common stock, net	$1,800	$259	$8,399
Proceeds from loans, notes and issuance of warrants, net	-	-	2,061
Credit from bank	(45)	(44)	1
Proceeds from exercise of warrants and options	92	-	120
Repayment of short-term loans	-	-	(601)
Net cash provided by continuing financing activities	1,847	215	9,980
Net cash provided by discontinued financing activities	-	-	43
Total net cash provided by financing activities	1,847	215	10,023
Increase (decrease) in cash and cash equivalents	724	-	725
Cash and cash equivalents at the beginning of the period	1	2	-
Cash and cash equivalents at end of the period	$725	$2	$725

Non-cash financing activities:
Conversion of convertible loan and convertible note to shares	$324	-	$1,800

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements
NOTE 1 -	GENERAL
A.	Brainstorm Cell Therapeutics Inc. (formerly: Golden Hand Resources Inc.) (the "Company") was incorporated in the State of Washington on September 22, 2000.
B.
On May 21, 2004, the former major stockholders of the Company entered into a purchase agreement with a group of private investors, who purchased from the former major stockholders 6,880,000 shares of the then issued and outstanding 10,238,000 shares of Common Stock of the Company.

C.
On July 8, 2004, the Company entered into a licensing agreement with Ramot of Tel Aviv University Ltd. ("Ramot"), an Israeli corporation, to acquire certain stem cell technology (see Note 4). Subsequent to this agreement, the Company decided to focus on the development of novel cell therapies for neurodegenerative diseases, particularly Parkinson's disease, based on the acquired technology and research to be conducted and funded by the Company.

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

F.	On September 17, 2006, the Company's Board determined to change the Company's fiscal year-end from March 31 to December 31.
G.	On December 2006, the Company changed its state of incorporation from Washington to Delaware.
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

GOING CONCERN
As reflected in the accompanying financial statements, the Company’s operations for the three months ended on June 30, 2010, resulted in a net loss of $1,229 and the Company’s balance sheet reflects net stockholders’ equity of $470 and accumulated deficit of $38,970. These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital. Management’s plans in this regard include, among others, raising additional cash from current and potential stockholders and lenders.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements
NOTE 1 -	GENERAL (Cont.)

GOING CONCERN (Cont.)

Accordingly, as a result of the current economic situation and the difficulty to raise immediate fund to support all of the Company’s projects, the Company decided to reduce its activity and focus only on the effort to reach clinical trials in ALS in 2010. During the first quarter of 2010, the Company entered into an agreement with Hadasit Medical Research Services and Development Ltd., a subsidiary of the Hadassah Medical Organization (“Hadassah”) to conduct clinical trails in up to 26 ALS patients at the Hadassah Medical Center in 2010 and raised approximately $1.8 million from investors for this purpose.

The Company also reduced its general and administrative expenses and decided to delay some development projects until it obtains sufficient financing. There can be no assurance that sufficient revenues will be generated in the future and that additional funds will be available on terms acceptable to the Company, or at all.

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
The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its wholly owned subsidiary as of June 30, 2010 and for the six months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.
NOTE 4 -	RESEARCH AND LICENSE AGREEMENT
On July 8, 2004, the Company entered into a Research and License Agreement (the “Original Agreement”) with Ramot, which agreement was amended on March 30, 2006 (the “Amended Research and License Agreement”).  On July 26, 2007, the Company entered into a Second Amended and Restated Research and License Agreement with Ramot. On August 1, 2007, the Company obtained a waiver and release from Ramot pursuant to which Ramot agreed to an amended payment schedule regarding the Company's payment obligations under the Amended Research and License Agreement, and waived all claims against the Company resulting from the Company's previous defaults and non-payment under the Original Agreement and the Amended Research and License Agreement.
In addition, in the event that the "research period," as defined in the Amended Research and License Agreement, was extended for an additional three year period in accordance with the terms of the Amended Research and License Agreement, then the Company was obligated to make additional payments to Ramot.
As of December 24, 2009, the Company owed $240 to Ramot  for the extended research period.
On December 24, 2009, the Company and Ramot entered into a settlement agreement which, among others:

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

a)
Released the Company from its obligation to fund three years of additional research in the total amount of $1,140. Therefore, the Company deleted an amount in 2009, equal to $760 from it research and development expenses that were previously expensed.

b)
Converted the past due amount of $240 for the initial research period plus interest of $32 owed by the Company to Ramot into 1,120,000 shares of Common Stock on December 30, 2009.  Ramot was required to deposit the shares with a broker and only sell the shares in the free market after 185 days from the issuance date.

In the event that the total proceeds generated by sales of the shares are less than $120 on or prior to September 30, 2010 ("September Payment"), then on such date the Company shall pay to Ramot the difference between the aggregate proceeds that have been received by Ramot up to such date, and $120.  In the event that the total proceeds generated by sales of the shares on December 31, 2010, together with the September 30, 2010 payment, are less than $240 on or prior to December 31, 2010, then on such date the Company shall pay to Ramot the difference between the proceeds that Ramot has received from sales of the shares up to such date together with the September Payment (if any) that has been transferred to Ramot up to such date, and $240. (See note 8b.)
NOTE 5 -	CONSULTING AGREEMENTS
A.
On July 8, 2004, the Company entered into consulting agreements with each of Prof. Eldad Melamed and Dr. Daniel Offen (together, the "Consultants"), under which the Consultants provide the Company scientific and medical consulting services in consideration for a monthly payment of $6 each. In addition, the Company granted each of the Consultants, a fully vested warrant to purchase 1,097,215 shares of Common Stock at an exercise price of $0.01 per share. The warrants issued pursuant to the agreement were issued to the Consultants effective as of November 4, 2004. Each of the warrants is exercisable for a seven-year period beginning on November 4, 2005. (See note 8c.)

B.	As of June 30, 2010, the Company had a total obligation of $408 for services rendered by the Consultants.
NOTE 6 -	SHORT-TERM LOANS
In March 2007, the Company issued a $150 convertible note to a lender, with an annual interest rate of 8% for the first year, with an increase up to 10% afterward.On January 27, 2010, the lender converted the entire accrued principal and interest of $189 into 1,016,109 shares of Common Stock of the Company.
Since the outcome of the issuance of the shares was to relieve the debtor from its obligation, based on guidance in ASC 860-10 (formerly FASB No 140) “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities” the Company derecognized the liability with the difference recognized in earnings.

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

f)
On July 2, 2007, the Company entered into an investment agreement, pursuant to which the Company agreed to sell up to 27,500,000 shares of Common Stock, for an aggregate subscription price of up to $5 million and warrants to purchase up to 30,250,000 shares of Common Stock. Separate closings of the purchase and sale of the shares and the warrants were to take place as follows:

		Number of	Number of
		subscription	warrant
Purchase date	Purchase price	shares	shares

August 30, 2007	$1,250 (includes $250
	paid as a convertible
	loan)	6,875,000	7,562,500
November 15, 2007	$750	4,125,000	4,537,500
February 15, 2008	$750	4,125,000	4,537,500
May 15, 2008	$750	4,125,000	4,537,500
July 30, 2008	$750	4,125,000	4,537,500
November 15, 2008	$750	4,125,000	4,537,500

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements
NOTE 7 - STOCK CAPITAL (Cont.)
B.	Issuance of shares, warrants and options: (Cont.)
1.	Private placements: (Cont.)
At each closing date, the Company would deliver to the investor the number of shares and warrants, subject to customary closing conditions and the delivery of funds, described above. The warrants were to have the following exercise prices: (i) the first 10,083,333 warrants have an exercise price of $0.20 per share; (ii) the next 10,083,333 warrants will have an exercise price of $0.29 per share; and (iii) the final 10,083,334 warrants issued will have an exercise price of $0.36 per share. All warrants were to expire on November 5, 2011.
On August 18, 2009, the Company entered into an amendment to the investment agreement with the investor as follows:
(a)
The investor agreed to invest the remaining amount of the original investment agreement at price per share of $0.12 in monthly installments of not less then $50 starting August 1, 2009. The investor may accelerate such payments in its discretion.

(b)	The exercise price of the last 10,083,334 warrants decreased from an exercise price of $0.36 per share to $0.29 per share.
(c)	All warrants expire on November 5, 2013 instead of November 5, 2011.
(d)
The price per share of the investment agreement decreased from $0.1818 to $0.12, therefore the Company adjusted the number of shares of Common Stock issuable pursuant the investment agreement retroactively and issued to the investor an additional 9,916,667 shares of Common Stock on October 28, 2009 for the prior investment.

(e)	The investor has the right to cease payments in the event that the price per share as of the closing on five consecutive trading days shall decrease to $0.05.
As of June 30, 2010, the investor completed payment of the first five installments and $ 324 of the sixth installment and the Company issued to the investor and its designees an aggregate of 29,166,667 shares of common stock and a warrant to purchase 10,083,333 shares of the Company's common stock at an exercise price of $0.20 per share and a warrant to purchase 15,629,167 shares of common stock at an exercise price of $0.29 per share. The warrants may be exercised at any time and expire on November 5, 2013. The Company has issued 2,000,001 shares of common stock on behalf of the investor and the investor is due to be issued an additional 4,249,999 shares of common stock for the fifth installment that has already been paid.
The investor has yet to fully complete its obligation based on the investment agreement above and is due to invest an additional amounts according to the agreement.
As of June 30, 2010, 875,000 shares of Common Stock had been issued as an introduction fee.
g)
In January 2010, the Company issued 1,250,000 units for total proceeds of $250 from private investor. Each unit consists of one share of Common Stock and a two-year warrant to purchase one share of Common Stock at $0.50 per share.

h).
In February 2010, the Company issued 6,000,000 shares of Common Stock to 3 investors (2,000,000 for each investor) and warrants to purchase an aggregate of 3,000,000 shares of Common Stock (1,000,000 for each investor) with an exercise price of $0.5 and  a two-year exercise period for an aggregate amount of $1,500 ($500 each).

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
As of June 30, 2010, 3,188,351 options are available for future grants.
On May 27, 2005, the Company granted one of its directors an option to purchase 100,000 shares of Common Stock at an exercise price of $0.75 per share. The option is fully vested and expires after 10 years.
On February 6, 2006, the Company entered into an amendment to the Company's option agreement with the Company's former Chief Financial Officer. The amendment changed the exercise price of the option to purchase 400,000 shares of Common Stock granted to him on February 13, 2005 from $0.75 to $0.15 per share.
On May 2, 2006, the Company granted to one of its directors an option to purchase 100,000 shares of Common Stock at an exercise price of $0.15 per share. The option is fully vested and expires after 10 years. The compensation related to the options, in the amount of $48, was recorded as general and administrative expense.
On June 22, 2006, the Company entered into an amendment to the Company's option agreement with two of its employees. The amendment changed the exercise price of the options to purchase 270,000 shares of Common Stock granted to them from $0.75 to $0.15 per share. The excess of the fair value resulting from the modification, in the amount of $2, was recorded as general and administration expense over the remaining vesting period of the options.
On September 17, 2006, the Company entered into an amendment to the Company's option agreement with one of its directors. The amendment changed the exercise price of the option to purchase 100,000 shares of Common Stock granted to the director from $0.75 to $0.15 per share.
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
On October 23, 2007, the Company granted to its Chief Executive Officer an option to purchase 1,000,000 shares of Common Stock at an exercise price of $0.87 per share. The option vests with respect to 1/6 of the option on each six month anniversary and expires after 10 years. The total compensation related to the option is $733, which is amortized over the vesting period as general and administrative expense.
On November 5, 2008, the Company entered into an amendment to the Chief Executive Officer’s option agreement relating to the option to purchase 1,000,000 shares of Common Stock granted to him on October 23, 2007. The amendment changed the exercise price of the option from $0.87 to $0.15 per share. The compensation related the modification of the purchase price in the amount of $4 was recorded as general and administrative expense.
On June 29, 2009, the Company granted to its Chief Executive Officer an option to purchase 1,000,000 shares of Common Stock at an exercise price of $0.067 per share. The option vests with respect to 1/3 of the option on each year anniversary and expires after 10 years. The total compensation related to the option is $68, which is amortized over the vesting period as general and administrative expense.
On June 29, 2009, the Company granted to its former Chief Financial Officer an option to purchase 200,000 shares of Common Stock at an exercise price of $0.067 per share. The option vested with respect to 1/3 of the option on each year anniversary.
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
On February 10, 2010, the Company granted to an employee an option to purchase 30,000 shares of Common Stock at an exercise price of $0.32 per share. The option vests with respect to 1/3 of the option on each year anniversary and expires after 10 years. The total compensation related to the option is $9, which is amortized over the vesting period as research and development expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

On April 6, 2010, Prof. Melamed fully exercised his warrant to purchase 1,097,215 shares of the Company’s Common Stock, The warrant was issued to him pursuant to the agreement with the Consultants effective as of November 4, 2004. (See Note 5a).
On April 13, 2010, the Company, Abraham Israeli and Hadasit Medical Research Services and Development Ltd. (“Hadasit”) entered into an Agreement (the “Agreement”) pursuant to which Mr. Israeli agreed, during the term of the Agreement, to serve as (i) the Company’s Clinical Trials Advisor and (ii) a member of the Company’s Board of Directors.  In consideration of the services to be provided by Mr. Israeli to the Company under the Agreement, the Company agreed to grant options annually during the term of the Agreement for the purchase of its Common Stock, as follows:
*	An option for the purchase of 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share to Mr. Israeli; and
*	An option for the purchase of 33,334 shares of Common Stock at an exercise price equal to $0.00005 per share to Hadasit,
*	Such options will vest and become exercisable in twelve (12) consecutive equal monthly amounts.
A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the period ended June 30, 2010
		Weighted
		average	Aggregate
	Amount of	exercise	intrinsic
	options	price	value
		$	$

Outstanding at beginning of period	6,488,361	0.187
Granted	196,666	.0.049
Exercised	(443,670)	0.150
Cancelled	(418,333)	0.337

Outstanding at end of period	5,823,024	0.179	1,044,988

Vested and expected-to-vest at end of period	3,872,330	0.209	807,631

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
On August 27, 2008 the Company issued to a director 960,000 shares of common stock upon a cashless exercise by a shareholder of a warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $.01 per share that was acquired by the shareholder from Ramot. The shares were allocated to the director by the shareholder.
In May 2010, based on a board resolution dated June 29, 2009, the Company issued to three of its directors 300,000 restricted shares of common stock. The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date.
In May and in June 2010, based on a board resolution dated June 29, 2009, the Company issued to two of its Scientific Advisory Board members and two of its Advisory Board members 400,000 restricted shares of common stock. The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 7   - STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

a)	Warrants to service providers and investors:

	Number of
	warrants				ExerciseP	Warrants
Issuance date	issued	Exercised	Forfeited	Outstanding	rice $	exercisable	Exercisable through

November 2004	12,800,845	9,413,854	151,803	3,235,188	0.01	5,870,334	November 2012
December 2004	1,800,000	1,800,000		-	0.00005	—	-
February 2005	1,894,808		1,894,808	-	2.5	-
May 2005	47,500			47,500	1.62	47,500	May 2010
June 2005	30,000			30,000	0.75	30,000	June 2010
August 2005	70,000		70,000	-	0.15	-	-
September 2005	3,000	3,000		-	0.15	-	-
September 2005	36,000			36,000	0.75	36,000	September 2010
September-December 2005	500,000		500,000	-	1	-	-
December 2005	20,000	20,000		-	0.15	-	-
December 2005	457,163			457,163	0.15	457,163	July 2010
February 2006	230,000			230,000	0.65	230,000	February 2016
February 2006	40,000			40,000	1.5	40,000	February 2011
February 2006	8,000			8,000	0.15	8,000	February 2011
February 2006	189,000	97,696	91,304	-	0.5	-	-
May 2006	50,000			50,000	0.0005	50,000	May 2016
May -December 2006	48,000			48,000	0.35	48,000	May - December 2011
May -December 2006	48,000			48,000	0.75	48,000	May - December 2011
May 2006	200,000			200,000	1	200,000	May 2011
June 2006	24,000			24,000	0.15	24,000	June 2011
May 2006	19,355			19,355	0.15	19,355	May 2011
October 2006	630,000	630,000		-	0.3	-	-
December 2006	200,000		200,000	-	0.45	-	-
March 2007	200,000			200,000	0.47	200,000	March 2012
March 2007	500,000			500,000	0.47	458,333	March 2017
March 2007	50,000		50,000	-	0.15	-	-
March 2007	15,000			15,000	0.15	15,000	February 2012
February 2007	50,000		50,000	-	0.45	-	-
March 2007	225,000		225,000	-	0.45	-	-
March 2007	50,000		50,000	-	0.45	-	-
April 2007	33,300		25,000	8,300	0.45	8,300	April 2010
May 2007	250,000		250,000	-	0.45	-	-
July 2007	500,000			500,000	0.39	402,778	July 2017
September 2007	500,000			500,000	0.15	500,000	August 2017
August 2007	7,562,500			7,562,500	0.2	7,562,500	November 2013
July 2007	30,000		30,000	-	0.45	-	-
July 2007	100,000			100,000	0.45	100,000	July 2010
October 2007	200,000			200,000	0.15	200,000	August-October 2017
November 2007	2,520,833			2,520,833	0.20	2,520,833	November 2013
November 2007	2,016,667			2,016,667	0.29	2,016,667	November 2013
April 2008	4,537,500			4,537,500	0.29	4,537,500	November 2013
August 2008	3,529,166			3,529,166	0.29	3,529,166	November 2013
August 2008	1,008,334			1,008,334	0.36	1,008,333	November 2013
November 2008	100,000			100,000	0.15	100,000	September 2018
April 2009	200,000			200,000	0.1	-	April 2019
October 2009	200,000			200,000	0.067	-	October 2019
October 2009	4,537,500			4,537,500	0.29	4,537,500	November 2013
January 2010	1,250,000			1,250,000	0.5	1,250,000	January 2012
February 2010	125,000			125,000	0.01	125,000	February 2012
February 2010	3,000,000			3,000,000	0.5	3,000,000	February 2012

	52,636,471	11,964,550	3,587,915	37,084,006		39,313,597

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 7 - STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

a)	Warrants: (Cont.)
The fair value for the warrants to service providers was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for the 3 month activity ended on June 30, 2010; weighted average volatility of 140%-141%, risk free interest rates of 2.39%-3.14% dividend yields of 0% and a weighted average life of the options of 5.5-6.5 years.
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
On February 10, 2005, the Company signed an agreement with one of its service providers according to which the Company issued the service provider 100,000 restricted shares at a purchase price of $0.00005 par value under the U.S. Stock Option and Incentive Plan of the Company. All restrictions on these shares have lapsed.
In March and April 2005, the Company signed an agreement with four members of its Scientific Advisory Board according to which the Company issued to the members of the Scientific Advisory Board 400,000 restricted shares at a purchase price of $0.00005 par value under the U.S. Stock Option and Incentive Plan (100,000 each). All restrictions on these shares have lapsed.
In July 2005, the Company issued to its legal advisors 50,000 shares for legal services for 12 months. The compensation related to the shares in the amount of $37.5 was recorded as general and administrative expense.
In January 2006, the Company issued to two service providers 350,000 restricted shares at a purchase price of $0.00005 par value under the U.S. Stock Option and Incentive Plan of the Company. All restrictions on these shares have lapsed. Related compensation in the amount of $23 was recorded as general and administrative expense.

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
On April 13, 2006, the Company issued to service providers 60,000 shares at a purchase price of $0.00005 par value under the U.S. Stock Option and Incentive Plan of the Company. Related compensation in the amount of $25.8 was recorded as general and administrative expense.
On May 9, 2006, the Company issued to its legal advisor 65,374 shares of Common Stock in lieu of payment for legal services. Related compensation in the amount of $33 was recorded as general and administrative expense.
On June 7, 2006, the Company issued to a service provider 50,000 shares of Common Stock for filing services for 12 months. Related compensation in the amount of $24.5 was recorded as general and administrative expense.
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
On September 17, 2006, the Company issued to its legal advisor 231,851 shares of Common Stock in lieu of $63 payable to the legal advisor.
On April 1 and September 30, 2006, the Company issued to its business development advisor, based on an agreement, 240,000 shares of Common Stock. Related compensation in the amount of $74 was recorded as general and administrative expense.
On January 3, 2007, the Company issued to its legal advisor 176,327 shares of Common Stock in lieu of $45 payable to the legal advisor. Related compensation in the amount of $49 was recorded as general and administrative expense.
On April 12, 2007, the Company issued to its filing and printing service providers 80,000 shares of Common Stock in lieu of $15 payable to the service provider. Related compensation in the amount of $30 was recorded as general and administrative expense. In addition, the Company was obligated to issue the filing and printing service providers additional shares, in the event that the total value of the shares previously issued (as quoted on the Over-the-Counter Bulletin Board or such other exchange where the Common Stock is quoted or listed) was less than $0.20 on March 20, 2008. In no event shall the Company issue more than 30,000 additional shares to the service providers. As a result, the Company recorded a liability in the amount of $20.
On April 12, 2007, the Company issued to its legal advisor 108,511 shares of Common Stock. The shares were for $29 payable to the legal advisor. Related compensation in the amount of $40 was recorded as general and administrative expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 7 - STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

b)	Shares: (Cont.)
On May 18, 2007, the Company issued to its legal advisor 99,257 shares of Common Stock. The shares were for $33 payable to the legal advisor. Related compensation in the amount of $33 was recorded as general and administrative expense.
On October 29, 2007, the Company issued to a scientific advisory board member 80,000 shares of the Company’s Common Stock for scientific services. Compensation of $67 was recorded as research and development expense.
On May 20, 2008, the Company issued to its finance advisor 90,000 shares of the Company's Common Stock. The shares were for $35 payable to the finance advisor for introduction fee of past convertible loans. Related compensation in the amount of $36 was recorded as finance expenses.
On April 5, 2009, the Company issued to its Chief Technology Advisor 1,800,000 shares of Common Stock. The shares were for $180 payable to the advisor.  Related compensation in the amount of $144 was recorded as research and development expense.
On June 24, 2009, the Company issued to its public relation advisor 250,000 shares of Common Stock. The shares were for $25 payable to the advisor. Related compensation in the amount of $18 was recorded as general and administrative expense.
On July 8, 2009, the Company issued to its finance consultant 285,714 shares of the Company's Common Stock. The shares were for $20 payable to the finance consultant for valuation of options and warrants. Related compensation in the amount of $20 was recorded as general and administrative expense.
On July 15, 2009, the Company issued to its service provider 357,142 shares of the Company's Common Stock. The shares were for $25 payable to the service provider for filing services. Related compensation in the amount of $21 was recorded as general and administrative expense.
On August 10, 2009, the Company issued to its service provider 71,428 shares of the Company's Common Stock. The shares were for $5 payable to the service provider for IT services. Related compensation in the amount of $4 was recorded as general and administrative expense.
On January 5, 2010, the Company issued to its public relation advisors 50,000 shares of the Company's Common Stock for six months service. The issuance of the shares is part of the agreement with the public relation advisors that entitle them to a monthly grant of 8,333 shares of the Company's Common Stock. Related compensation in the amount of $12 was recorded as general and administrative expense.
On January 6, 2010, the Company issued to a service provider 60,000 shares of the Company's Common Stock. The shares were for $15 payable to the service provider for insurance and risk management consulting and agency services for three years. Related compensation in the amount of $16 was recorded as general and administrative expense.
On March 5, 2007, the Company issued a $150 Convertible Promissory Note to a third party. Interest on the note accrued at the rate of 8% per annum for the first year and 10% per annum afterward. On January 27, 2010, the third party converted the entire accrued principle and interest outstanding under the note, amounting to $189,  into 1,016,109 shares  of Common Stock.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 7:- STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

b)	Shares: (Cont.)
On December 13, 2009, the Company issued a $135 Convertible Promissory Note to it legal advisor for $217 in legal fees accrued through October 31, 2009. Interest on the note accrued at the rate of 4%.
On February 19, 2010, the Company's legal advisor converted the entire accrued principal and interest of outstanding under the noteinto 402,385 shares  of Common Stock.
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

					Period from
					September 22,
					2000
	Six months		Three months		(inception date)
	ended June 30		ended June 30		through June 30,
	2010	2009	2010	2009	2010
	Unaudited		Unaudited		Unaudited

Research and development	47	181	17	151	16,961

General and administrative	237	202	82	114	8,720

Financial expenses, net	-	-		-	56

Total stock-based compensation expense	284	383	99	265	25,737
NOTE 8 - SUBSEQUENT EVENTS
A.	In July 2010, the Company received an additional $375 from the investor in accordance with the investment agreement described in Note 7B1f.
B.
Ramot exercised 160,000 common stock of the Company for $46. This amount will reduce the Company’s potential payment to Ramot in accordance with the settlement agreement between the parties dated as of December 24, 2009 (See Note 4).

C.	On July 29, 2010 one of the Company's consultants exercised 2,125,515 warrants to Common Stock for $21,000. (See note 5A.)

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

The Company’s team is among the first to develop glial–like cells secreting neurotrophic factors (“NTF”) including GDNF, BDNF from in-vitro propagated bone marrow cells.  .
Moreover, in research conducted by this team, implantation of these differentiated NTF secreting cells into brains of animal models that had been induced to Parkinsonian behavior, markedly improved their symptoms.

Our aim is to provide neural-supporting cell transplants that should maintain, preserve and restore the damaged and remaining dopaminergic cells in the patient’s brain, protecting them from further degeneration.
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
On February 17, 2010, a wholly owned Israeli subsidiary of the Company entered into a series of agreements with Hadasit Medical Research Services and Development Ltd., a subsidiary of the Hadassah Medical Organization (“Hadassah”) to conduct clinical trials to evaluate the safety of the Company’s treatment using mesenchymal bone marrow stem cells secreting neurotrophic factors in ALS patients at the Hadassah Medical Center.  Hadassah’s Institutional Review Board approved the commencement of such clinical trials, pending approval by the Israel’s Ministry of Health.

We are going to begin the process of seeking regulatory approval from regulatory agencies in the U.S and Europe. Our efforts are directed at the development of the technology from the lab to the clinic with the following main objectives:
•	Developing the cell differentiation process in compliance with the US Food and Drug Administration (“FDA”) and the European agency for evaluation of medical product (“EMEA”) guidelines;

•	Demonstrating safety and efficacy in animals and in human patients; and
•	Setting up centralized facilities to provide the therapeutic products and services for transplantation in patients.

Recent Developments
Brainstorm has initiated pilot manufacturing runs at the Hadassah Medical Center GMP facility under good manufacturing practice standards, in preparation of producing clinical trial materials for Phase I/II clinical trial for ALS patients. The clinical trial protocol has been submitted to the Israeli Ministry of Health and is currently under review.

There was no material development in the Company status

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until June 30, 2010, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2013. In addition, the Company has incurred operating costs and other expenses of approximately $1,225,000 during the six months ended June 30, 2010, and approximately $38,164,000 for the period from inception (September 22, 2000) until June 30, 2010. Operating expenses incurred since inception were approximately $13,892,000 for general and administrative expenses and $22,272,000 for research and development costs.
Research and Development, net:

Research and development expenses for the six months ended June 30, 2010 and 2009 were $587,000 and $499,000, respectively. In 2010 the Company has not included grants from The Office of the Chief Scientist, compared to $40,000 that reduced the research and development costs for the six months ended June 30, 2009.
Research and development expenses, net for the three months ended June 30, 2010 and 2009 were $348,000 and $210,000, respectively. In addition, the Company’s grant from The Office of the Chief Scientist decreased by $40,000 to zero for the three months ended June 30, 2010. Therefore the gross Research and development expenses for the three months ended June 30, 2010 increased by $98,000 reaching $348,000 for the three months ended June 30, 2010.

The increase in gross research and development expenses for each of the three and six month periods ended June 30, 2010 is primarily due to: (i) recruit of additional employees and (ii) the increase in development activities as the Company.
General and Administrative:
General and administrative expenses for the six months ended June 30, 2010 and 2009 were $638,000 and $565,000, respectively.

General and administrative expenses for the three months ended June 30, 2010 and 2009 were $268,000 and $314,000, respectively.

The increase in general and administrative expenses for the six month period ended June 30, 2010 is primarily due to an increase in PR expense, outside legal fee expense and tax consultant expenses.  The decrease in general and administrative expenses for the three month period ended June 30, 2010 is primarily due to a temporary reduction in the number of our employees.

Financial Expenses:

Financial expenses decreased by $11,000 to loss of $4,000 for the six months ended June 30, 2010 from income of $7,000 for the six months ended June 30, 2009.
Financial expenses increased by $21,000 to $2,000 for the three months ended June 30, 2010 from income of $19,000 for the three months ended June 30, 2009.

The increase in financial expenses is primarily attributable to the exchange differentials ensuing from the changes in the exchange rate between the New Israeli Shekel to U.S. dollar in the three and six months ended June 30, 2010.
Net Loss:

Net loss for the six months ended June 30, 2010 was $1,229,000, as compared to a net loss of $1,057,000 for the six months ended June 30, 2009. Net loss per share for the six months ended June 30, 2010 was $0.01, as compared to a net loss per share of $0.02 for the six months ended June 30, 2009.
The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the six months ended June 30, 2010 was 85,552,899, compared to 57,278,987 for the six months ended June 30, 2009.
Net loss for the three months ended June 30, 2010 was $614,000, as compared to a net loss of $543,000 for the three months ended June 30, 2009. Net loss per share for the three months ended June 30, 2010 was $0.01, the same as for the three months ended June 30, 2009.
The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended June 30, 2010 was 88,609,663, compared 59,294,165 for the three months ended June 30, 2009.

The increase in the weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three and six months ended June 30, 2010 was due to (i) the issuance of shares in a private placement, (ii) the conversion of convertible loans, (iii) the exercise of warrants and (iv) the issuance of shares to service providers.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common stock and warrants and the issuance of convertible promissory notes. At June 30, 2010, we had $927,000 in total current assets and $1,863,000 in total current liabilities.

Net cash used in operating activities was $1,123,000 for the six months ended June 30, 2010. Cash used for operating activities in the six months ended June 30, 2010 was primarily attributed to an increase in PR expense, outside legal fee expense and tax consultant expenses.

Net cash used in investing activities was zero for the six months ended June 30, 2010.
Net cash provided by financing activities was $1,847,000 for the six months ended June 30, 2010 and is primarily attributable to funds received from four private investors in return for issuance of shares of common stock and warrants (which are described in more detail below).

Our material cash needs for the next 12 months include the payments due under an agreement with Hadassah to conduct clinical trials in ALS patients, under which we must pay to Hadassah an amount of (i) up to $38,190 per patient (up to $992,880 in the aggregate) and (ii) $31,250 per month for rent and operation of clean room for cell differentiation for Hadassah's clinical trials.

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

There were no significant changes to our critical accounting policies during the quarter ended June 30, 2010. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, which continued to exist as of June 30, 2010:
•
The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements. Specifically, from April 6, 2010 to June 23, 2010, the Company did not have a Chief Financial Officer and our Chief Executive Officer performed the duties of the Principal Financial Officer of the Company.  Prior to April 6, 2010, our former Chief Financial Officer handled all accounting issues of the Company alone as the Company terminated the Company’s accountant as part of the downsizing of the Company’s staff.  From June 23, 2010 on, the Company’s new Chief Financial Officer has handled all accounting issues of the Company alone.

•	Due to the decrease in the Company’s activities and limited cash resources, the Company manually inputs all purchase and order activities and confirmation process instead of via an ERP system.

On March 21, 2010, the Company’s former Chief Financial Officer, David Stolick, tendered his resignation to the Company in order to pursue other opportunities.  Mr. Stolick’s resignation was effective as of April 6, 2010.  The Company hired a new Chief Financial Officer, Liat Sossover, on June 23, 2010.

Nevertheless, based on a number of factors, including the performance of additional procedures performed by management designed to ensure the reliability of our financial reporting, our Chief Executive Officer and Chief Financial Officer believe that the consolidated financial statements included with this quarterly report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

Management’s Remediation Initiatives
The Company hired a new Chief Financial Officer on June 23, 2010. The Company plans to develop policies and procedures for training of personnel or external advisers to verify that we have a sufficient number of personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. Where necessary, we will supplement personnel with qualified external advisors. Additionally, where appropriate, we plan to identify training on accounting principles and procedures that would benefit our accounting and finance personnel.
Changes in Internal Control   Over Financial Reporting

Other than as described above, no changes in our internal controls over financial reporting were identified during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting other than those remedial actions disclosed above.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of legal proceedings affecting the Company refer to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There were no material developments to the legal proceedings affecting the Company in the fiscal quarter ended June 30, 2010.

From time to time, we may become involved in litigations relating to claims arising out of operations in the normal course of business, which we consider routine and incidental to our business. We currently are not a party to any material legal proceedings, other than as described in Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the adverse outcome of which, in management’s opinion, would have a material adverse effect on our business, results of operation or financial condition.

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
Item 5. Other Information.

During the quarter ended June 30, 2010, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BRAINSTORM CELL THERAPEUTICS INC.

August 16, 2010	By:	/s/ Rami Efrati
Name: Rami Efrati Title: Chief Executive Officer (Principal Executive Officer)

August 16, 2010	By:	/s/ Liat Sossover
Name: Liat Sossover Title: Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement, dated as of June 23, 2010, by and between Brainstorm Cell Therapeutics Ltd. and Liat Sossover.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.