Form 10-Q
period 2010-09-30
BRAINSTORM CELL THERAPEUTICS INC
filed 2010-11-15
CIK 1137883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to___________________

Commission File Number 333-61610

BRAINSTORM CELL THERAPEUTICS INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8133057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
110 East 59th Street
New York, NY10022
(Address of principal executive offices)

(212) 557-9000
(Registrant's telephone number, including area code)

Not Applicable
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

As of November 9, 2010, the number of shares outstanding of the registrant’s common stock, $0.00005 par value per share, was 92,333,678.

2

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this quarterly report on Form 10-Q, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

UNAUDITED

U.S. DOLLARS IN THOUSANDS

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

UNAUDITED

U.S. DOLLARS IN THOUSANDS

INDEX

Page

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Statements of Changes in Stockholders' Equity (Deficiency)	5 - 12

Consolidated Statements of Cash Flows	13

Notes to Consolidated Financial Statements	14 - 29

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands
(Except share data)

	September 30,	December 31,
	2010	2009
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	$750	$1
Other receivable and prepaid expenses	119	86
Total current assets	869	87

Long-Term Investments:
Prepaid expenses	-	7
Severance pay fund	62	88
Total long-term investments	62	95

Property and Equipment, Net	452	575

Total assets	$1,383	$757

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Short term Credit from bank	$41	$46
Trade payables	446	600
Other accounts payable and accrued expenses	1,422	1,418
Short-term convertible note	-	135
Short-term convertible loans	-	189
Total current liabilities	1,909	2,388

Accrued Severance Pay	97	112

Total liabilities	2,006	2,500

Commitments And Contingencies Stockholders' Equity (Deficiency):	-	-
Stock capital: (Note 7)	5	4
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at September 30, 2010 and December 31, 2009; Issued and outstanding: 92,333,678 and 76,309,152 shares at September 30, 2010 and December 31, 2009 respectively.

Additional paid-in-capital	39,046	35,994
Deficit accumulated during the development stage	(39,674)	(37,741)
Total stockholders' equity (deficiency)	(623)	(1,743)

Total liabilities and stockholders' equity (deficiency)	$1,383	$757

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands
(Except share data)

	Nine months ended September 30		Three months ended September 30		Period from September 22, 2000 (inception date) through September 30,
	2010	2009	2010	2009	2010
	Unaudited		Unaudited		Unaudited

Operating costs and expenses:

Research and development, net	$958	$774	$371	$275	$22,643
General and administrative	902	883	264	318	14,156

Total operating costs and expenses	1,860	1,657	635	593	36,799

Financial income expenses, net	49	21	45	28	2,634

Operating loss	1,909	1,678	680	621	39,433

Taxes on income	24	-	24	-	77

Loss from continuing operations	1,933	1,678	704	621	39,510

Net loss from discontinued operations	-	-	-	-	164

Net loss	$1,933	$1,678	$704	$621	$39,674

Basic and diluted net loss per share from continuing operations	$0.02	$0.03	$0.01	$0.01

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	87,592,831	58,327,655	91,606,177	60,390,796

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of September 22, 2000 (date of inception)	-	$-	$-	$-	$-	$-

Stock issued on September 22, 2000 for cash at $0.00188 per share	8,500,000	1	16	-	-	17
Stock issued on June 30, 2001 for cash at $0.0375 per share	1,600,000	* -	60	-	-	60
Contribution of capital	-	-	8	-	-	8
Net loss	-	-	-	-	(17)	(17)

Balance as of March 31, 2001	10,100,000	1	84	-	(17)	68

Contribution of capital	-	-	11	-	-	11
Net loss	-	-	-	-	(26)	(26)

Balance as of March 31, 2002	10,100,000	1	95	-	(43)	53

Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(47)	(47)

Balance as of March 31, 2003	10,100,000	1	110	-	(90)	21

2-for-1 stock split	10,100,000	* -	-	-	-	-
Stock issued on August 31, 2003 to purchase mineral option at $0.065 per share	100,000	* -	6	-	-	6
Cancellation of shares granted to Company's President	(10,062,000)	* -	* -	-	-	-
Contribution of capital	-	* -	15	-	-	15
Net loss	-	-	-	-	(73)	(73)

Balance as of March 31, 2004	10,238,000	$1	$131	$-	$(163)	$(31)

* Represents an amount less than $1.
The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(Except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of March 31, 2004	10,238,000	$1	$131	$-	$(163)	$(31)

Stock issued on June 24, 2004 for private placement at $0.01 per share, net of $25,000 issuance expenses	8,510,000	* -	60	-	-	60
Contribution capital	-	-	7	-	-	7
Stock issued in 2004 for private placement at $0.75 per unit	1,894,808	* -	1,418	-	-	1,418
Cancellation of shares granted to service providers	(1,800,000)	* -		-	-	-
Deferred stock-based compensation related to options granted to employees	-	-	5,979	(5,979)	-	-
Amortization of deferred stock-based compensation related to shares and options granted to employees	-	-	-	584	-	584
Compensation related to shares and options granted to service providers	2,025,000	* -	17,506	-	-	17,506
Net loss	-	-	-	-	(18,840)	(18,840)

Balance as of March 31, 2005	20,867,808	$1	$25,101	$(5,395)	$(19,003)	$704

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of March 31, 2005	20,867,808	$1	$25,101	$(5,395)	$(19,003)	$704

Stock issued on May 12, 2005 for private placement at $0.8 per share	186,875	* -	149	-	-	149
Stock issued on July 27, 2005 for private placement at $0.6 per share	165,000	* -	99	-	-	99
Stock issued on September 30, 2005 for private placement at $0.8 per share	312,500	* -	225	-	-	225
Stock issued on December 7, 2005 for private placement at $0.8 per share	187,500	* -	135	-	-	135
Forfeiture of options granted to employees	-	-	(3,363)	3,363	-	-
Deferred stock-based compensation related to shares and options granted to directors and employees	200,000	* -	486	(486)	-	-
Amortization of deferred stock-based compensation related to options and shares granted to employees and directors	-	-	51	1,123	-	1,174
Stock-based compensation related to options and shares granted to service providers	934,904	* -	662	-	-	662
Reclassification due to application of ASC 815-40-25 (formerly EITF 00-19)	-	-	(7,906)			(7,906)
Beneficial conversion feature related to a convertible bridge loan	-	-	164	-	-	164
Net loss	-	-	-	-	(3,317)	(3,317)

Balance as of March 31, 2006	22,854,587	$1	$15,803	$(1,395)	$(22,320)	$(7,911)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(Except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of March 31, 2006	22,854,587	$1	$15,803	$(1,395)	$(22,320)	$(7,911)

Elimination of deferred stock compensation due to implementation of ASC 718-10 (formerly SFAS 123(R))	-	-	(1,395)	1,395	-	-
Stock-based compensation related to shares and options granted to directors and employees	200,000	* -	1,168	-	-	1,168
Reclassification due to application of ASC 815-40-25 (formerly EITF 00-19)	-	-	7,191	-	-	7,191
Stock-based compensation related to options and shares granted to service providers	1,147,225	-	453	-	-	453
Warrants issued to convertible note holder	-	-	11	-	-	11
Warrants issued to loan holder	-	-	110	-	-	110
Beneficial conversion feature related to convertible bridge loans	-	-	1,086	-	-	1,086
Net loss	-	-	-	-	(3,924)	(3,924)

Balance as of December 31, 2006	24,201,812	$1	$24,427	$-	$(26,244)	$(1,816)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(Except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2006	24,201,812	$1	$24,427	$-	$(26,244)	$(1,816)

Stock-based compensation related to options and shares granted to service providers	544,095		1,446	-	-	1,446
Warrants issued to convertible note holder	-	-	109	-	-	109
Stock-based compensation related to shares and options granted to directors and employees	200,000	* -	1,232	-	-	1,232
Beneficial conversion feature related to convertible loans	-	-	407	-	-	407
Conversion of convertible loans	725,881	* -	224	-	-	224
Exercise of warrants	3,832,621	* -	214	-	-	214
Stock issued for private placement at $0.1818 per unit, net of finder's fee	11,500,000	1	1,999	-	-	2,000
Net loss	-	-	-	-	(6,244)	(6,244)

Balance as of December 31, 2007	41,004,409	$2	$30,058	$-	$(32,488)	$(2,428)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(Except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2007	41,004,409	$2	$30,058	$-	$(32,488)	$(2,428)

Stock-based compensation related to options and stock granted to service providers	90,000	-	33	-	-	33
Stock-based compensation related to stock and options granted to directors and employees	-	-	731	-	-	731
Conversion of convertible loans	3,644,610	* -	1,276	-	-	1,276
Exercise of warrants	1,860,000	* -	-	-	-	-
Exercise of options	17,399	* -	3	-	-	3
Stock issued for private placement at $0.1818 per unit, net of finder's fee	8,625,000	1	1,499	-	-	1,500
Subscription of shares for private placement at $0.1818 per unit	-	-	281	-	-	281
Net loss	-	-	-	-	(3,472)	(3,472)

Balance as of December 31, 2008	55,241,418	$3	$33,881	$-	$(35,960)	$(2,076)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2008	55,241,418	$3	$33,881	$-	$(35,960)	$(2,076)

Stock-based compensation related to options and stock granted to service providers	5,284,284	*	775	-		775
Stock-based compensation related to stock and options granted to directors and employees	-	-	409	-		409
Conversion of convertible loans	2,500,000	*	200	-		200
Exercise of warrants	3,366,783	*	-	-		-
Stock issued for amendment of private placement	9,916,667	1	-	-		1
Subscription of shares	-	-	729	-		729
Net loss	-	-	-	-	(1,781)	(1,781)

Balance as of December 31, 2009	76,309,152	$4	$35,994	$-	$(37,741)	$(1,743)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2009	76,309,152	$4	$35,994	-	$(37,741)	$(1,743)

Stock-based compensation related to options and stock granted to service providers	443,333		111	-	-	111
Stock-based compensation related to stock and options granted to directors and employees	466,667		254	-	-	254
Stock issued for amendment of private placement	7,250,000	1	1,750	-	-	1,751
Conversion of convertible note	402,385		135	-	-	135
Conversion of convertible loans	1,016,109		189	-	-	189
Exercise of options	1,540,885		78	-	-	78
Exercise of warrants	2,905,146		26	-	-	26
Subscription of shares for private placement at $0.12 per unit			425	-	-	425
Conversion of trade payable to stock			84			84
Issuance of shares on account of previously subscribed shares (See also Note 7B.1.f)	2,000,001		-	-	-	-
Net loss					(1933)	(1933)

Balance as of September 30, 2010	92,333,678	$5	$39,046	$-	$(39,674)	$(623)
* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(except share data)

	Nine months ended September 30		Period from September 22, 2000 (inception date) through September 30,
	2010	2009	2010
	Unaudited		Unaudited
Cash flows from operating activities:
Net loss	$(1,933)	$(1,678)	$(39,674)
Less - loss for the period from discontinued operations		-	164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	126	120	812
Severance pay, net	11	(8)	35
Accrued interest on loans	-	14	448
Amortization of discount on short-term loans	-	-	1,864
Change in fair value of options and warrants	-	-	(795)
Expenses related to shares and options granted to service providers	111	270	21,052
Amortization of deferred stock-based compensation related to options granted to employees	254	293	5,552
Increase in accounts receivable and prepaid expenses	(26)	(71)	(112)
Increase (decrease) in trade payables	(70)	33	665
Increase in other accounts payable and accrued expenses	5	559	1,417
Erosion of restricted cash	-	35	(6)
Net cash used in continuing operating activities	(1,522)	(433)	(8,578)
Net cash used in discontinued operating activities	-	-	(23)
Total net cash used in operating activities	(1,522)	(433)	(8,601)
Cash flows from investing activities:
Purchase of property and equipment	(2)	-	(1,082)
Restricted cash	-	-	6
Investment in lease deposit	-	4	(7)
Net cash used in continuing investing activities	(2)	4	(1,083)
Net cash used in discontinued investing activities	-	-	(16)
Total net cash used in investing activities	(2)	4	(1,099)
Cash flows from financing activities:
Proceeds from issuance of Common stock, net	2,175	423	8,774
Proceeds from loans, notes and issuance of warrants, net	-	-	2,061
Credit from bank	(5)	6	41
Proceeds from exercise of warrants and options	103	-	131
Repayment of short-term loans	-	-	(601)
Net cash provided by continuing financing activities	2,273	429	10,406
Net cash provided by discontinued financing activities	-	-	43
Total net cash provided by financing activities	2,273	429	10,434
Increase in cash and cash equivalents	749	-	749
Cash and cash equivalents at the beginning of the period	1	2	-
Cash and cash equivalents at end of the period	$750	$2	749

Non-cash financing activities:
Conversion of a trade payable to Common Stock	$84

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

F.
Since its inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, acquiring assets and raising capital. In addition, the Company has not generated revenues. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7, "Accounting and reporting by development Stage Enterprises" ASC 915-10 (formerly "SFAS" 7).

GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the nine months ended on September 30, 2010, resulted in a net loss of $1,933 and the Company’s balance sheet reflects net stockholders’ equity of ($623) and accumulated deficit of $39,674. These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital. Management’s plans in this regard include, among others, raising additional cash from current and potential stockholders and lenders.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 1  -  GENERAL (Cont.)

GOING CONCERN (Cont.)

As a result of the current economic situation and the difficulty raising immediately available funds to support all of the Company’s projects, the Company decided to reduce its activity and focus only on the effort to commence clinical trials in ALS amyotrophic lateral sclerosis (ALS) in 2010. During the first quarter of 2010, the Company entered into an agreement with Hadassah Medical Centre to conduct clinical trials in up to 26 ALS patients in 2010. In 2010 the Company raised approximately $2.1 million from investors for this purpose.

In October 2010 the Israeli Ministry of Health granted clearance for a Phase I/II clinical trial using the Company’s autologous NurOwn™ stem cell therapy in patients with ALS, subject to some additional process specifications as well as completion of the sterility validation study for tests performed (see Note 8). This clearance is a significant milestone for the Company and may expedite further fund raisings.

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

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its wholly-owned subsidiary as of September 30, 2010 and for the nine months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 4  -  RESEARCH AND LICENSE AGREEMENT

The Company has a Research and License Agreement, as amended and restated, with Ramot. The Company obtained a waiver and release from Ramot pursuant to which Ramot agreed to an amended payment schedule regarding the Company's payment obligations under the Research and License Agreement and waived all claims against the Company resulting from the Company's previous defaults and non-payment under the Research and License Agreement. The waiver and release amended and restated the original payment schedule under the original agreement providing for payments during the initial research period and additional payments for any extended research period.

As of December 24, 2009, the Company had paid to Ramot $400 but did not make payments totaling $240 for the initial research period and payments totaling $380 for the extended research period.

On December 24, 2009, the Company and Ramot entered into a settlement agreement which amended the Research and License Agreement, as amended and restated pursuant to which, among other things, the following matters were agreed upon:

a)
Ramot released the Company from its obligation to fund the extended research period in the total amount of $1,140. Therefore, the Company deleted an amount in 2009, equal to $760 from it research and development expenses that were previously expensed.

b)
Past due amounts of $240 for the initial research period plus interest of $32 owed by the Company to Ramot was converted into 1,120,000 shares of common stock on December 30, 2009. Ramot was required to deposit the shares with a broker and only sell the shares in the open market after 185 days from the issuance date.

In the event that the total proceeds generated by sales of the shares are less than $120 on or prior to September 30, 2010 ("September Payment"), then on such date the Company shall pay to Ramot the difference between the aggregate proceeds that have been received by Ramot up to such date, and $120.  In the event that the total proceeds generated by sales of the shares on December 31, 2010, together with the September 30, 2010 payment, are less than $240 on or prior to December 31, 2010, then on such date the Company shall pay to Ramot the difference between the proceeds that Ramot has received from sales of the shares up to such date together with the September Payment (if any) that has been transferred to Ramot up to such date, and $240. As of September 30, 2010, the total proceeds generated by Ramot’s sale of shares was $84 (See Note 8b).

NOTE 5  -  CONSULTING AGREEMENTS

A.
On July 8, 2004, the Company entered into two consulting agreements with Prof. Eldad Melamed and Dr. Daniel Offen (together, the "Consultants"), under which the Consultants provide the Company scientific and medical consulting services in consideration for a monthly payment of $6 each. In addition, the Company granted each of the Consultants, a fully vested warrant to purchase 1,097,215 shares of Common Stock at an exercise price of $0.01 per share. The warrants issued pursuant to the agreement were issued to the Consultants effective as of November 4, 2004. Each of the warrants is exercisable for a seven-year period beginning on November 4, 2005. As of September 2010, all the above warrants had been exercised.

B.	As of September 30, 2010, the Company has a total obligation of $451 for services rendered by the Consultants under the abovementioned agreements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 6  -  SHORT-TERM LOANS

In March 2007, the Company issued a $150 convertible note to a lender, with an annual interest rate of 8% for the first year, with an increase up to 10% after the first year. On January 27, 2010, the lender converted the entire accrued principal and interest of $189 into 1,016,109 shares of Common Stock of the Company.

Since the outcome of the issuance of the shares was to relieve the debtor from its obligation, based on guidance in ASC 860-10 (formerly FASB No 140) and ASC 450-20 Extinguishment of Liabilities” the Company derecognized the liability with the difference recognized in earnings.

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

c)	On May 12, 2005, the Company issued to an investor 186,875 shares of Common Stock at a price of $0.8 per share for total proceeds of $149.

d)	On July 27, 2005, the Company issued to investors 165,000 shares of Common Stock at a price of $0.6 per share for total proceeds of $99.

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

f)
On July 2, 2007, the Company entered into an investment agreement, pursuant to which the Company agreed to sell up to 27,500,000 shares of Common Stock, for an aggregate subscription price of up to $5 million and warrants to purchase up to 30,250,000 shares of Common Stock. Separate closings of the purchase and sale of the shares and the warrants were originally scheduled to take place as follows:

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

On August 18, 2009, the Company entered into an amendment to the investment agreement with the investor providing for the following:

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

(d)
The price per share of the investment agreement decreased from $0.1818 to $0.12, therefore the Company adjusted the number of Shares of Common Stock issuable pursuant the investment agreement retroactively and issued to the investor on October 28, 2009 an additional 9,916,667 shares of Common Stock for past investment.

(e)	The investor has the right to cease payments in the event that the price per share as of the closing on five consecutive trading days shall decrease to $0.05.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 7  -  STOCK CAPITAL (Cont.)

1.	Private placements: (Cont.)

As of September 30, 2010, the investor completed payment of the first five installments and $699 of the sixth installment and the Company issued to the investor and its designees an aggregate of 29,166,667 shares of Common Stock and a warrant to purchase 10,083,333 shares of the Company's Common Stock at an exercise price of $0.20 per share and a warrant to purchase 15,629,167 shares of Common Stock at an exercise price of $0.29 per share. The warrants may be exercised at any time and expire on November 5, 2013. In addition, the Company has issued 2,000,001 shares of Common Stock on behalf of the investor and the investor is due to be issued an additional 4,249,999 shares of Common Stock for the fifth installment that has already been paid.

The investor has yet to fully complete its obligation based on the investment agreement above and is due to invest additional amounts according to the agreement.

As of September 30, 2010, 875,000 shares of Common Stock had been issued as an introduction fee pursuant to the investment agreement (See Note 8b).

g)
In January 2010, the Company issued 1,250,000 units to a private investor for total proceeds of $250. Each unit consists of one share of Common Stock and a two-year warrant to purchase one share of Common Stock at $0.50 per share.

h).
In February 2010, the Company issued 6,000,000 shares of Common Stock to 3 investors (2,000,000 to each investor) and warrants to purchase an aggregate of 3,000,000 shares of Common Stock (1,000,000 to each investor) with an exercise price of $0.5 for aggregate proceeds of $1,500 ($500 each).

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

On June 5, 2008, the Company's stockholders approved an amendment and restatement of the Company’s 2004 Global Share Option Plan and 2005 U.S. Stock Option and Incentive Plan to increase the number of shares of common stock available for issuance under these stock option plans in the aggregate by 5,000,000 shares.

As of September 30, 2010, 3,188,351 options are available for future grants.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 7  -  STOCK CAPITAL (Cont.)

2.	Share-based compensation to employees and to directors: Cont.

On May 27, 2005, the Company granted one of its directors an option to purchase 100,000 shares of Common Stock at an exercise price of $0.75 per share. The option is fully vested and expires after 10 years.

On February 6, 2006, the Company entered into an amendment to the Company's option agreement with the Company's former Chief Financial Officer. The amendment changed the exercise price of the 400,000 options granted to him on February 13, 2005 from $0.75 to $0.15 per share.

On May 2, 2006, the Company granted to one of its directors an option to purchase 100,000 shares of Common Stock at an exercise price of $0.15 per share. The option is fully vested and expires after 10 years. The compensation related to the option, in the amount of $48, was recorded as general and administrative expense.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 7  -  STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: Cont.

a)	Options to employees and directors: Cont.
On October 23, 2007, the Company granted to its Chief Executive Officer an option to purchase 1,000,000 shares of Common Stock at an exercise price of $0.87 per share. The option is fully vested and expires after 10 years. The total compensation related to the option is $733, which is amortized over the vesting period as general and administrative expense.

On November 5, 2008, the Company entered into an amendment to the Company's option agreement with the Company's Chief Executive Officer. The amendment changes the exercise price of the 1,000,000 options from $0.87 to $0.15 per share. The compensation related the modification of the purchase price in the amount of $4 was recorded as general and administrative expense.

On June 29, 2009, the Company granted to its Chief Executive Officer and director an option to purchase 1,000,000 shares of Common Stock at an exercise price of $0.067 per share. The option vests with respect to 1/3 of the shares subject to the option on each anniversary of the date of grant and expires after 10 years. The total compensation related to the option is $68, which is amortized over the vesting period as general and administrative expense.

On June 29, 2009, the Company granted to its former Chief Financial Officer an option to purchase 200,000 shares of Common Stock at an exercise price of $0.067 per share. The option vested with respect to 1/3 of the shares subject to the option. In connection with the former Chief Financial Officer’s resignation, 2/3 of the above shares were cancelled and the remaining 66,667 are valid through April 7, 2011.

On August 31, 2009, the Company granted to two of its directors an option to purchase 100,000 shares of Common Stock at an exercise price of $0.15 per share. Each option vests with respect to 1/3 of the shares subject to the option on each anniversary of the date of grant and expires after 10 years. The total compensation related to the option is $32, which is amortized over the vesting period as general and administrative expense.

On December 13, 2009, the Company granted to one of its directors an option to purchase 100,000 shares of Common Stock at an exercise price of $0.15 per share. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the option, in the amount of $21, was recorded as general and administrative expense.

On February 10, 2010, the Company granted to an employee an option to purchase 30,000 shares of Common Stock at an exercise price of $0.32 per share. The option vests with respect to 1/3 of the shares subject to the option on each anniversary of the date of grant and expires after 10 years. The total compensation related to the option is $9, which is amortized over the vesting period as research and development expense.

On April 6, 2010, Prof. Melamed fully exercised his warrant to purchase 1,097,215 shares of the Company’s Common Stock; The warrant was issued to him pursuant to the agreement with the Consultants effective as of November 4, 2004 (See Note 5a).

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

On April 13, 2010, the Company, Abraham Israeli and Hadasit Medical Research Services and Development Ltd. (“Hadasit”) entered into an Agreement (the “Agreement”) pursuant to which Mr. Israeli agreed, during the term of the Agreement, to serve as (i) the Company’s Clinical Trials Advisor and (ii) a member of the Company’s Board of Directors.  In consideration of the services to be provided by Mr. Israeli to the Company under the Agreement, the Company agreed to grant options annually during the term of the Agreement for the purchase of its Common Stock, as follows:

*	An option for the purchase of 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share to Mr. Israeli; and

*	An option for the purchase of 33,334 shares of Common Stock at an exercise price equal to $0.00005 per share to Hadasit,

*	Such options will vest and become exercisable in twelve (12) consecutive equal monthly amounts.

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the period ended September 30, 2010
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	6,488,361	0.187
Granted	196,666	0.176
Exercised	(443,670)	0.150
Cancelled	(418,333)	0.337

Outstanding at end of period	5,823,024	0.184	1,070,716

Vested and expected-to-vest at end of period	4,559,691	0.198	901,164

2.	Share-based compensation to employees and to directors: (Cont.)

b)	Restricted shares to directors:

On May 2, 2006, the Company issued to two of its directors 200,000 restricted shares of common stock (100,000 each). The restrictions on the shares have fully lapsed. The compensation related to the stocks issued amounted to $104, which was amortized over the vesting period as general and administrative expenses.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 7  -  STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

On April 20, 2007, based on a board resolution dated March 21, 2007, the Company issued to a director 100,000 restricted shares of Common Stock. The restrictions on the shares have fully lapsed. The compensation related to the shares issued amounted to $47, which was amortized over the vesting period as general and administrative expenses.

In addition, on April 20, 2007, based on a board resolution dated March 21, 2007, the Company issued to another director 100,000 restricted shares of Common Stock. The restricted shares are not subject to any right to repurchase, and the compensation related to the shares issued amounted to $47 was recorded as prepaid general and administrative expenses in the three months ended March 31, 2007.

On August 27, 2008, the Company issued to a director 960,000 shares of Common Stock upon a cashless exercise by a shareholder of a warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $.01 per share that was acquired by the shareholder from Ramot. The shares were allocated to the director by the shareholder.

In May 2010, based on a board resolution dated June 29, 2009, the Company issued to three of its directors 300,000 restricted shares of Common Stock. The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date.

In May and in June 2010, based on a board resolution dated June 29, 2009, the Company issued to three of its Scientific Advisory Board members and two of its Advisory Board members 500,000 restricted shares of common stock. The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date.

3.	Shares and warrants to service providers:

The Company accounts for shares and warrants  issued to non-employees using the guidance of ASC 718-10 (formerly "SFAS" 123(R)), "Accounting for Stock-Based Compensation" and ASC 505-50-30 (formerly "EITF" 96-18), "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," whereby the fair value of such option and warrant grants is determined using a Black-Scholes options pricing model at the earlier of the date at which the non-employee's performance is completed or a performance commitment is reached.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 7  -  STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

a)	Warrants to service providers and investors:

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through

November 2004	12,800,845	6,778,708	151,803	5,870,334	0.01	5,870,334	November 2012
December 2004	1,800,000	1,800,000		-	0.00005	—	-
February 2005	1,894,808		1,894,808	-	2.5	-	-
May 2005	47,500		47,500	-	1.62	-	-
June 2005	30,000		30,000	-	0.75		-
August 2005	70,000		70,000	-	0.15	-	-
September 2005	3,000	3,000		-	0.15	-	-
September 2005	36,000		36,000	-	0.75	-	-
September-December 2005	500,000		500,000	-	1	-	-
December 2005	20,000	20,000		-	0.15	-	-
December 2005	457,163		457,163	-	0.15	-	-
February 2006	230,000			230,000	0.65	230,000	February 2016
February 2006	40,000			40,000	1.5	40,000	February 2011
February 2006	8,000			8,000	0.15	8,000	February 2011
February 2006	189,000	97,696	91,304	-	0. 5	-	-
May 2006	50,000			50,000	0.0005	50,000	May 2016
May -December 2006	48,000			48,000	0.35	48,000	May - December 2011
May -December 2006	48,000			48,000	0.75	48,000	May - December 2011
May 2006	200,000			200,000	1	200,000	May 2011
June 2006	24,000			24,000	0.15	24,000	June 2011
May 2006	19,355			19,355	0.15	19,355	May 2011
October 2006	630,000	630,000		-	0.3	-	-
December 2006	200,000		200,000	-	0.45	-	-
March 2007	200,000			200,000	0.47	200,000	March 2012
March 2007	500,000			500,000	0.47	458,333	March 2017
March 2007	50,000		50,000	-	0.15	-	-
March 2007	15,000			15,000	0.15	15,000	February 2012
February 2007	50,000		50,000	-	0.45	-	-
March 2007	225,000		225,000	-	0.45	-	-
March 2007	50,000		50,000	-	0.45	-	-
April 2007	33,300		33,300	-	0.45	-	-
May 2007	250,000		250,000	-	0.45	-	-
July 2007	500,000			500,000	0.39	402,778	July 2017
September 2007	500,000			500,000	0.15	500,000	August 2017
August 2007	7,562,500			7,562,500	0.2	7,562,500	November 2013
July 2007	30,000		30,000	-	0.45	-	-
July 2007	100,000		100,000	-	0.45	-	-
October 2007	200,000			200,000	0.15	200,000	August-October 2017
November 2007	2,520,833			2,520,833	0.20	2,520,833	November 2013
November 2007	2,016,667			2,016,667	0.29	2,016,667	November 2013
April 2008	4,537,500			4,537,500	0.29	4,537,500	November 2013
August 2008	3,529,166			3,529,166	0.29	3,529,166	November 2013
August 2008	1,008,334			1,008,334	0.29	1,008,333	November 2013
November 2008	100,000			100,000	0.15	100,000	September 2018
April 2009	200,000			200,000	0.1	-	April 2019
October 2009	200,000			200,000	0.067	-	October 2019
October 2009	4,537,500			4,537,500	0.29	4,537,500	November 2013
January 2010	1,250,000			1,250,000	0.5	1,250,000	January 2012
February 2010	125,000			125,000	0.01	125,000	February 2012
February 2010	3,000,000			3,000,000	0.5	3,000,000	February 2012

	52,636,471	9,329,404	3,587,915	39,719,152		39,313,597

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 7  -  STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

a)	Warrants: (Cont.)

The fair value for the warrants to service providers was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for the 3 month activity ended on September 30, 2010; weighted average volatility of 140%-141%, risk free interest rates of 2.39%-3.14% dividend yields of 0% and a weighted average life of the options of 5.5-6.5 years.

b)	Shares:

On June 1 and June 4, 2004, the Company issued 40,000 and 150,000 shares of Common Stock for 12 months of filing services and legal and due-diligence services, respectively, with respect to a private placement. Compensation expense related to filing services, totaling $26, was amortized over a 12-month period. Compensation related to legal services, totaling $105 was recorded as equity issuance cost and had no effect on the statement of operations.

On July 1 and September 22, 2004, the Company issued 20,000 and 15,000 shares to a former director for financial services for the first and second quarters of 2004, respectively. Related compensation in the amount of $39 was recorded as general and administrative expense.

On February 10, 2005, the Company signed an agreement with one of its service providers under which the Company issued the service provider 100,000 restricted shares at a purchase price of $0.00005 par value under the U.S. Stock Option and Incentive Plan of the Company. All restrictions on these shares have lapsed.

In March and April 2005, the Company signed an agreement with four members of its Scientific Advisory Board under which the Company issued to the members of the Scientific Advisory Board 400,000 restricted shares at a purchase price of $0.00005 par value under the U.S. Stock Option and Incentive Plan (100,000 each). All restrictions on these shares have lapsed.

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

On April 13, 2006, the Company issued to service providers 60,000 shares of Common Stock at a purchase price of $0.00005 par value under the U.S. Stock Option and Incentive Plan of the Company. Related compensation in the amount of $25.8 was recorded as general and administrative expense.

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

On May 5, 2006, the Company issued 200,000 shares of Common Stock to a finance consultant for his services. Related compensation in the amount of $102 was recorded as general and administrative expense.

On August 14, 2006, the Company issued 200,000 shares of Common Stock to a service provider. Related compensation in the amount of $68 was recorded as general and administrative expense.

On August 17, 2006, the Company issued 100,000 shares of Common Stock to a service provider. Related compensation in the amount of $35 was recorded as general and administrative expense.

On September 17, 2006, the Company issued to its legal advisor 231,851 shares of Common Stock in lieu of $63 payable to the legal advisor. Related compensation in the amount of $63 was recorded as general and administrative expense.

On April 1 and September 30, 2006, the Company issued to its business Related compensation in the amount of $74 was recorded as general and administrative expense

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 7  -  STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

b)	Shares: (Cont.)

On January 3, 2007, the Company issued to its legal advisor 176,327 shares of Common Stockin lieu of $45 payable to the legal advisor. Related compensation in the amount of $49 was recorded as general and administrative expense.

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

On April 12, 2007, the Company issued to its legal advisor 108,511 shares of Common Stock in lieu of $29 payable to the legal advisor. Related compensation in the amount of $40 was recorded as general and administrative expense.

On May 18, 2007, the Company issued to its legal advisor 99,257 shares of Common Stock in lieu of $33 payable to the legal advisor. Related compensation in the amount of $33 was recorded as general and administrative expense.

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

On July 15, 2009, the Company issued to a service provider 357,142 shares of the Company's Common Stock. The shares were for $25 payable to the service provider for filing services. Related compensation in the amount of $21 was recorded as general and administrative expense.

On August 10, 2009, the Company issued to a service provider 71,428 shares of the Company's Common Stock. The shares were for $5 payable to the service provider for IT services. Related compensation in the amount of $4 was recorded as general and administrative expense.

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

On March 5, 2007, the Company issued a $150 Convertible Promissory Note to a third party. Interest on the note accrued at the rate of 8% per annum for the first year and 10% per annum after the first year. On January 27, 2010, the third party converted the entire accrued principle and interest outstanding under the note, amounting to $189, into 1,016,109 shares of Common Stock.

On December 13, 2009, the Company issued a $135 Convertible Promissory Note to it legal advisor for $217 in legal fees accrued through October 31, 2009. Interest on the note accrued at the rate of 4%.  On February 19, 2010, the Company’s legal advisor converted the entired accrued principal and interest of outstanding under the note into 402,385 shares of Common Stock.

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

The total stock-based compensation expense, related to shares, options and warrants granted to employee’s directors and service providers, was comprised, at each period, as follows:

	Nine months ended September 30		Three months ended September 30		Period from September 22, 2000 (inception date) through September 30,
	2010	2009	2010	2009	2010
	Unaudited		Unaudited		Unaudited

Research and development	59	223	12	42	16,973

General and administrative	306	340	69	138	8,789

Financial expenses, net	-	-		-	56

Total stock-based compensation expense	365	563	81	180	25,818

NOTE 8  -  SUBSEQUENT EVENTS

A.
Ramot exercised 830,450 shares of Common Stock of the Company for $178. This amount will reduce the Company’s potential payment to Ramot in accordance with the settlement agreement between the parties dated as of December 24, 2009 (See Note 4).

B.	In October 2010, the Company issued 375,000 shares of the Company’s Common Stock as a finder’s fee. (See note 7 B (1).)

C.
In October 2010 the Israeli Ministry of Health (“MOH”) granted clearance for a Phase I/II clinical trial using the Company’s autologous NurOwn™ stem cell therapy in patients with ALS. The clearance granted by the MOH to  initiate the clinical trials is subject to some additional process specifications as well as completion of the sterility validation study for tests performed in the course of the process (in process controls) and at the end of the process. The sterility validation study report will be submitted to the MOH for approval.

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

The Company’s team is among the first to developglial–like cells secreting neurotrophic factors (“NTF”) including GDNF, BDNF from in-vitro propagated bone marrow cells.

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

Recent Developments

Brainstorm has initiated pilot manufacturing runs at the Hadassah Medical Center facility under good manufacturing practice standards, in preparation of producing clinical trial materials for Phase I/II clinical trial for ALS patients.

In October 2010, the Israeli Ministry of Health (“MOH”) granted clearance for a Phase I/II clinical trial using the Company’s autologous NurOwn™ stem cell therapy in patients with ALS. The clearance granted by the MOH to  initiate the clinical trials is subject to some additional process specifications as well as completion of a sterility validation study for tests performed in the course of the process (in process controls) and at the end of the process. The sterility validation study report will be submitted to the MOH for approval.

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until September 30, 2010, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2013. In addition, the Company has incurred operating costs and other expenses of approximately $1,909,000 during the nine months ended September 30, 2010, and approximately $39,433,000 for the period from inception (September 22, 2000) until September 30, 2010. Operating expenses incurred since inception were approximately $14,156,000 for general and administrative expenses and $22,643,000 for research and development costs.

Research and Development, net:

Research and development expenses, net for the nine months ended September 30, 2010 and 2009 were $958,000 and $774,000, respectively. Research and development expenses, net for the three months ended September 30, 2010 and 2009 were $371,000 and $275,000, respectively.

The increase in research and development expenses for each of the three and nine month periods ended September 30, 2010 is primarily due to: (i) rent of clean rooms from Hadassah and (ii) the increase in development activities, including tests required for clinical trials. This increase was partly offset by a reduction in compensation expenses for options granted to subcontractors and employees.

General and Administrative:

General and administrative expenses for the nine months ended September 30, 2010 and 2009 were $902,000 and $883,000, respectively.

General and administrative expenses for the three months ended September 30, 2010 and 2009 were $264,000 and $318,000, respectively.

The increase in general and administrative expenses for the nine month period ended September 30, 2010 from the nine month period ended September 30, 2009 is primarily due to an increase in public relations, outside legal and tax consultant fees. The decrease in general and administrative expenses for the three month period ended September 30, 2010 is primarily due to a reduction in (i) compensation expenses for options granted to employees and (ii) consulting costs.

Financial Expenses:

Financial expenses increased by $28,000 to $49,000 for the nine months ended September 30, 2010 from expenses of $21,000 for the nine months ended September 30, 2009.

Financial expenses increased by $17,000 to $45,000 for the three months ended September 30, 2010 from expenses of $28,000 for the three months ended September 30, 2009.

The increase in financial expenses is primarily attributable to the exchange differentials ensuing from the changes in the exchange rate between the New Israeli Shekel to U.S. dollar in the three and nine months ended September 30, 2010.

Net Loss:

Net loss for the nine months ended on September 30, 2010 was $1,933,000, as compared to a net loss of $1,678,000 for the nine months ended September 30, 2009. Net loss per share for the nine months ended September 30, 2010 was $0.02, as compared to a net loss per share of $0.03 for the nine months ended September 30, 2009.

The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the nine months ended September 30, 2010 was 87,592,831, compared to 58,327,655 for the nine months ended September 30, 2009.

Net loss for the three months ended September 30, 2010 was $704,000, as compared to a net loss of $621,000 for the three months ended September 30, 2009. Net loss per share for the three months ended September 30, 2010 was $0.01, the same as for the three months ended September 30, 2009.

The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended September 30, 2010 was 91,606,177, compared to 60,390,796 for the three months ended September 30, 2009.

The increase in the weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three and nine months ended September 30, 2010 was due to (i) the issuance of shares in a private placement, (ii) the conversion of convertible loans, (iii) the exercise of warrants and (iv) the issuance of shares to service providers.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common stock and warrants and the issuance of convertible promissory notes. At September 30, 2010, we had $869,000 in total current assets and $1,909,000 in total current liabilities.

Net cash used in operating activities was $1,522,000 for the nine months ended September 30, 2010. Cash used for operating activities in the nine months ended September 30, 2010 was primarily attributed to an increase in rent, outside legal fee expenses and public relations expenses.

Net cash used in investing activities was $2,000 for the nine months ended September 30, 2010.

Net cash provided by financing activities was $2,273,000 for the nine months ended September 30, 2010 and is primarily attributable to funds received from four private investors in return for issuance of shares of common stock and warrants (which are described in more detail below).

Our material cash needs for the next 12 months include the payments due under an agreement with Hadassah to conduct clinical trials in ALS patients, under which we must pay to Hadassah an amount of (i) up to $38,190 per patient (up to $992,880 in the aggregate) and (ii) $31,250 per month for rent and operation of the GMP facility in anticipation of Hadassah's clinical trials.

Our other material cash needs for the next 12 months will include payments of (i) employee salaries, (ii) patents, (iii) construction fees for facilities to be used in our research and development and (iv) fees to our consultants and legal advisors.

We had a licensing agreement with Ramot under which we owed approximately $95,000 per quarter.  However, on December 24, 2009, we entered into a Letter Agreement (the “Letter Agreement”) with Ramot, pursuant to which, among other things, Ramot agreed to: (i) release the Company from it’s obligation to fund three years of additional research (which would have totaled $1,140,000); and (ii) accept shares of common stock of the Company in lieu of $272,000 in past-due amounts. As of November 6, 2010, Ramot exercised shares of Common Stock of the Company for $178,000. Pursuant to the Letter Agreement, the Company agreed, among other things, to: (i) reimburse Ramot for outstanding patent-related expenses; and (ii) abandon its rights in certain patents of Ramot.

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

There were no significant changes to our critical accounting policies during the quarter ended September 30, 2010. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Internal Control Over Financial Reporting

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, which continued to exist as of September 30, 2010:

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

Management’s Remediation Initiatives

Subject to the Company’s ability to raise sufficient funds, we plan to develop policies and procedures for training of personnel or external advisers to verify that we have a sufficient number of personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. Where necessary, we will supplement personnel with qualified external advisors. Additionally, where appropriate, we plan to identify training on accounting principles and procedures that would benefit our accounting and finance personnel.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of legal proceedings affecting the Company refer to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There were no additional material developments to the legal proceedings affecting the Company in the fiscal quarter ended September 30, 2010.

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

Item 1A. Risk Factors.

Other than with respect to the risk factors below, there have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed below and inour Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have limited experience in conducting and managing clinical trials and the application process necessary to obtain regulatory approvals. The Israeli Ministry of Health (MOH) has granted us clearance for a Phase I/II clinical trial using our autologous NurOwn™ stem cell therapy in patients with ALS, often referred to as Lou Gehrig's Disease. We are the first company to receive clearance from the MOH for a differentiated stem cell-based therapy in Israel. The Phase I/II clinical trial will be conducted in cooperation with the world-renowned Hadassah Medical Center and will be conducted by a joint team headed by the principal investigator Dimitrios Karussis, M.D., Ph.D., of the Hadassah Medical Center, and a scientific team from the Company headed by Prof. Eldad Melamed. The initial phase of the study is designed to establish the safety of NurOwn™ and will later be expanded to assess efficacy.  The trial is expected to begin following validation of sterility tests requested by the MOH and screening of patients for the trial.

Our limited experience in conducting and managing clinical trials and the application process necessary to obtain regulatory approvals might prevent us from successfully designing or implementing a preclinical study or clinical trial. Cell-based therapy products, in general, may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy or other characteristics that may prevent or limit their approval by regulators or commercial use. Many companies in the industry have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials. If our clinical trials are unsuccessful, or if we do not complete our clinical trials, we may not receive regulatory approval for or be able to commercialize our product candidates.

If we do not succeed in conducting and managing our preclinical development activities or clinical trials, or in obtaining regulatory approvals, we might not be able to commercialize our product candidates, or might be significantly delayed in doing so, which will materially harm our business.

Our ability to generate revenues from any of our product candidates will depend on a number of factors, including our ability to successfully complete clinical trials, obtain necessary regulatory approvals and implement our commercialization strategy. In addition, even if we are successful in obtaining necessary regulatory approvals and bringing one or more product candidates to market, we will be subject to the risk that the marketplace will not accept those products. We may, and anticipate that we will need to, transition from a company with a research and development focus to a company capable of supporting commercial activities and we may not succeed in such a transition.

We have not yet received final approval from the Israeli Ministry of Health (MOH), the FDA or any similar foreign regulatory authority for any indication. We cannot market any product candidate until regulatory agencies grant approval or licensure. In order to obtain regulatory approval for the sale of any product candidate, we must, among other requirements, provide the MOH, the FDA and similar foreign regulatory authorities with preclinical and clinical data that demonstrate to the satisfaction of regulatory authorities that our product candidates are safe and effective for each indication under the applicable standards relating to such product candidate. The preclinical studies and clinical trials of any product candidates must comply with the regulations of the MOH, the FDA and other governmental authorities in the United States and similar agencies in other countries.

We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent regulatory approval and/or commercialization of our product candidates, including the following:

-	The FDA or similar foreign regulatory authorities may find that our product candidates are not sufficiently safe or effective or may find our processes or facilities unsatisfactory;
-	Officials at the MOH, the FDA or similar foreign regulatory authorities may interpret data from preclinical studies and clinical trials differently than we do;
-
Our clinical trials may produce negative or inconclusive results or may not meet the level of statistical significance required by the MOH, the FDA or other regulatory authorities, and we may decide, or regulators may require us, to conduct additional preclinical studies and/or clinical trials or to abandon one or more of our development programs;

-	The MOH, the FDA or similar foreign regulatory authorities may change their approval policies or adopt new regulations;
-
There may be delays or failure in obtaining approval of our clinical trial protocols from the MOH, the FDA or other regulatory authorities or obtaining institutional review board approvals or government approvals to conduct clinical trials at prospective sites;

-	We, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks or undesirable side effects;
-	We may experience difficulties in managing multiple clinical sites;
-
Enrollment in our clinical trials for our product candidates may occur more slowly than we anticipate, or we may experience high drop-out rates of subjects in our clinical trials, resulting in significant delays;

-	We may be unable to manufacture or obtain from third party manufacturers sufficient quantities of our product candidates for use in clinical trials; and
-	Our product candidates may be deemed unsafe or ineffective, or may be perceived as being unsafe or ineffective, by healthcare providers for a particular indication.

Any delay of regulatory approval may harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 15, 2010, the Company issued a Convertible Promissory Note to Thomas B. Rosedale in the original principal amount of $135,000, which amounts represent unpaid legal fees through December 31, 2010, which were owed to BRL Law Group LLC, of which Mr. Rosedale is the managing member.  The Convertible Promissory Note accrues interest at 4% per annum, and is convertible, in Mr. Rosedale’s sole discretion, into shares of the Company’s common stock based on the five day average closing stock price immediately prior to each time Mr. Rosedale elects to convert amounts owed under such note.

The issuance of the note described in this Item 2 was effected without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering.  No underwriters were involved with the issuance of such note.

Item 5. Other Information.

During the quarter ended September 30, 2010, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

November 15, 2010	By:	/s/ Rami Efrati
Name: Rami Efrati Title: Chief Executive Officer (Principal Executive Officer)

November 15, 2010	By:	/s/ Liat Sossover
Name: Liat Sossover Title: Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Convertible Promissory Note, dated as of September 15, 2010, issued by the Registrant to Thomas B. Rosedale.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.