Form 10-K
period 2010-12-31
BRAINSTORM CELL THERAPEUTICS INC
filed 2011-03-31
CIK 1137883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 333-61610

BRAINSTORM CELL
THERAPEUTICS INC.
(Exact Name of Registrant as specified in its charter)

Delaware	20-8133057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

605 Third Avenue, 34th Floor
New York NY
(Address of principal executive offices)	10158
(Zip Code)

Registrant’s telephone number, including area code:212 557-7200

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.00005 par value	OTC Markets Group

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

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), was $13,930,908.

As of March 29, 2011, the number of shares outstanding of the registrant's common stock, $0.00005 par value per share, was 118,317,625.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

BRAINSTORM CELL THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2010

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

Item 1. BUSINESS.

Company Overview

Brainstorm Cell Therapeutics Inc. (“Brainstorm” or the “Company”) is a leading company developing stem cell therapeutic products based on technologies enabling the in-vitro differentiation of bone marrow stem cells into neural-like cells. The Company aims to become a leader in adult stem cell transplantation for neurodegenerative diseases. Our technology entails exploiting the patient’s own bone marrow stem cells to generate glial-like cells that may provide an effective treatment for Amyotrophic Lateral Sclerosis (“ALS”), Parkinson’s Disease (“PD”), Multiple Sclerosis (“MS”) and Spinal Cord Injury.

Our core technology was developed in collaboration with prominent neurologist, Prof. Eldad Melamed, former head of Neurology of the Rabin Medical Center and member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research, and expert Cell biologist Prof. Daniel Offen, of the Felsenstein Medical Research Center of Tel Aviv University.

The Company’s team is among the first to demonstrate formation of neurotrophic-factor secreting cells (glial-like cells) from in-vitro differentiated bone marrow cells that produce neurotrophic factors (“NTF”) including GDNF, BDNF and additional factors. Moreover, in research conducted by this team, implantation of these differentiated cells into brains of animal models that had been induced to Parkinsonian behavior markedly improved their condition.

The Company’s aim is to provide neural-supporting stem cell transplants that are expected to maintain, preserve and possibly restore the damaged neurons, protecting them from further degeneration.

The Company holds exclusive worldwide rights to commercialize the technology, through a licensing agreement with Ramot, the technology transfer company of Tel Aviv University, Israel.

As a result of limited cash resources and the desire to take a faster path to clinical trials, since the fourth quarter of 2008 the Company has focused all of its efforts on ALS, and is currently not allocating resources towards PD or other neurodegenerative diseases.

We are currently initiating the clinical developmental stage of our technology and we intend to begin the process of seeking regulatory approval from regulatory agencies in the U.S and Europe.

In Israel, we have obtained Institutional Review Board (“IRB”) approval for a Phase I/II clinical study in ALS patients at the Hadassah Medical Center.In October 2010, the Israeli Ministry of Health (“MOH”) granted clearance for a Phase I/II clinical trial using the Company’s autologous NurOwn™ stem cell therapy in patients with ALS. The clearance granted by the MOH to  initiate the clinical trials was subject to some additional process specifications as well as completion of the sterility validation study for tests performed in the course of the process (in process controls) and at the end of the process. The sterility validation study reports were submitted to the MOH in February 2011 and we are currently awaiting final approval from the MOH.

In February 2011, the U.S. Food and Drug Administration (“FDA”) granted Orphan Drug designation to the Company’s NurOwn™ autologous adult stem cell product candidate for the treatment of ALS. Orphan status entitles BrainStorm to seven years of marketing exclusivity for NurOwn™ upon regulatory approval, as well as the opportunity to apply for grant funding from the U.S. government to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA's application user fee.

Our efforts are directed at:

•	Finalizing a GMP compliant production process;
•	Demonstrating safety and efficacy in human ALS patients;
•	Setting up centralized facilities to provide the therapeutic products and services for transplantation in patients in the US and in Europe, as part of the clinical development program; and
•	Submitting an IND to the FDA.

Our Approach

Our research team led by Prof. Melamed and Prof. Offen has shown that human bone marrow mesenchymal stem cells can be expanded and induced to differentiate into two types of brain cells, neurons-like and astrocyte-like, each having different therapeutic potential, as follows:

NurOwn™ program one - Neurotrophic-factors (“NTF”) secreting cells (MSC-NTF) - human bone marrow derived NTF secreting cells for treatment of, ALS, PD and MS. In-vitro differentiation of the expanded human bone marrow derived mesenchymal stem cells in a proprietary medium leads to the generation of neurotrophic-factors secreting cells. The in-vitro differentiated cells were shown to express and secrete GDNF, as well as other NTFs, into the growth medium. GDNF is a neurotrophic-factor, previously shown to protect, preserve and even restore neuronal function, particularly dopaminergic cells in PD, but also neuron function in other neurodegenerative pathologies such as ALS and Huntington’s disease. Unfortunately, therapeutic application of GDNF is hampered by its poor brain penetration and stability. Attempting to infuse the protein directly to the brain is impractical and the alternative, using GDNF gene therapy, suffers from the limitations and risks of using viral vectors. Our preliminary results show that our NTF secreting cells, when transplanted into a 6-OHDA lesion PD rat model, show significant efficacy. Within weeks of the transplantation, there was an improvement of more than 50% in the animals’ characteristic disease symptoms.

We have optimized the proprietary processes for induction of differentiation of human bone marrow derived mesenchymal stem cells into differentiated cells that produce NTF (MSC-NTF).  The optimization and process development is conducted in Good Manufacturing Practice (“GMP”) compliance.

NurOwn™ program two - Dopaminergic neuron-like cells - human bone marrow derived dopamine producing neural cells for restorative treatment in PD. Human bone marrow mesenchymal stem cells were isolated and expanded. Subsequent differentiation of the cell cultures in a proprietary differentiation medium generated cells with neuronal-like morphology and showing protein markers specific to neuronal cells. Moreover, the in-vitro differentiated cells were shown to express enzymes and proteins required for dopamine metabolism, particularly the enzyme tyrosine hydroxylase. Most importantly, the cells produce and release dopamine in-vitro. Further research consisting of implanting these cells in an animal model of PD (6-OHDA induced lesions), showed the differentiated cells exhibit long-term engraftment, survival and function in vivo. Most importantly, such implantation resulted in marked attenuation of their symptoms, essentially reversing their Parkinsonian movements.

Our technology is based on the NurOwn™ products - an autologous cell therapeutic modality, comprising the extraction of the patient bone marrow, processed into the appropriate neuronal-like cells and re-implanted into the patient’s muscles or brain. This approach is taken in order to increase patient safety and minimize any chance of immune reaction or cell rejection.

The therapeutic modality will comprise the following:

•	Bone marrow aspiration from patient;

•	Isolation and expansion of the mesenchymal stem cells;

•	Differentiation of the expanded stem cells into neurotrophic-factor secreting cells; and

•	Autologous transplantation into the patient.

History

The Company was incorporated under the laws of the State of Washington on September 22, 2000, under the name Wizbang Technologies, Inc. and acquired the right to market and sell a digital data recorder product line in certain states in the U.S. Subsequently, the Company changed its name to Golden Hand Resources Inc. On July 8, 2004, the Company entered into the licensing agreement with Ramot to acquire certain stem cell technology and decided to discontinue all activities related to the sales of digital data recorder product. On November 22, 2004, the Company changed its name from Golden Hand Resources Inc. to Brainstorm Cell Therapeutics Inc. to better reflect its new line of business in development of novel cell therapies for neurodegenerative diseases. On October 25, 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. in Israel. On December 18, 2006, the stockholders of the Company approved a proposal to change the state of incorporation of the Company from the State of Washington to the State of Delaware. The reincorporation was completed on December 21, 2006 through the merger of the Company into a newly formed, wholly-owned Delaware subsidiary of Brainstorm, also named Brainstorm Cell Therapeutics Inc.

Recent Developments

Brainstorm has initiated pilot manufacturing runs at the Hadassah Medical Center facility under good manufacturing practice standards, in preparation of producing clinical trial materials for Phase I/II clinical trial for ALS patients.

In October 2010, the Israeli Ministry of Health (“MOH”) granted clearance for a Phase I/II clinical trial using the Company’s autologous NurOwn™ stem cell therapy in patients with ALS. The clearance granted by the MOH to initiate the clinical trials is subject to some additional process specifications as well as completion of a sterility validation study for tests performed in the course of the process (in process controls) and at the end of the process. The sterility validation study reports were submitted to the MOH for approval in February 2011.

In February 2011, the U.S. Food and Drug Administration’s Office of Orphan Products Developments granted Orphan Drug designation for the Company’s NurOwn™ autologous adult stem cell product candidate for the treatment of ALS.

Between February 22, 2011 and February 27, 2011, we entered into Securities Purchase Agreements with institutional and individual investors pursuant to which the Company issued and sold 12,815,000 units comprised of shares of common stock and warrants for the purchase of common stock (the “Units”) in exchange for $3,588,200 ($0.28 per Unit). Each Unit includes (i) one share of common stock, (ii) a warrant to purchase one-half of one share of our common stock until the first anniversary of the closing date at a purchase price of $0.28 per share and (iii) a warrant to purchase one share of our common stock until the second anniversary of the closing date at a purchase price of $0.50 per share.  The warrants may only be exercised by the payment of the exercise price in cash.  The warrants, if exercised in full, will result in additional cash proceeds to the Company of approximately $8.2 million.

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

Amyotrophic Lateral Sclerosis (ALS)

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

ALS is most often found in the 40 to 70 year age group with the same incidence as MS. There appear to be more MS sufferers because MS patients tend to live much longer, some for 30 years or more. The life expectancy of an ALS patient averages about two to five years from the time of diagnosis. However, up to 10% of ALS patients will survive more than ten years.

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

Parkinson’s Disease (PD)

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

Prescription drugs to treat PD currently generate sales of over $1 billion and the market is expected to grow to approximately $4 billion by 2011, driven by the increase in size of the elderly population and the introduction of new PD therapies that carry a higher price tag than the generic levodopa.

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

In addition to the symptomatic drug development approaches, there is an intense effort to develop cell and gene therapeutic “curative” approaches to restore the neural function in patients with PD, by (i) replacing the dysfunctional cells with dopamine producing cell transplant, or by (ii) providing growth factors and proteins, such as glial derived neurotrophic factor (“GDNF”), that can maintain or preserve the patient’s remaining dopaminergic cells, protecting them from further degeneration. Preclinical evaluation of cell therapeutic approaches based on transplantation of dopaminergic neurons differentiated in-vitro from ESC, have been successful in ameliorating the parkinsonian behavior ofanimal models, as has direct gene therapy with vectors harboring the GDNF gene. However, these approaches are limited, in the first case, by the safety and ethical considerations associated with use of ESC, and, in the second case, by the safety risks inherent to gene therapy.

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

Company Business Strategy

Our efforts are currently focused on the development of the technology to upscale the process from the lab stage to the clinical stage, with the following main objectives:

•	Developing the cell differentiation process according to health regulation guidelines (cGMP);

•	Demonstrating safety and efficacy in patients; and

•	Setting up centralized facilities to provide NurOwn™ therapeutic products and services for transplantation in patients in the USA and in Europe.

We intend to develop the NurOwn™ therapeutic technology to reach clinical proof of concept and proceed to commercialization with companies experienced in advanced clinical development and commercialization. This approach is intended to generate an early inflow of up-front and milestone payments and to enhance our capacities in regulatory and clinical infrastructure while minimizing expenditure and risk.

Company Business Model

Our objective is to have the proprietary procedure adopted by many medical centers, throughout the U.S., Europe, Israel and East Asia for the treatment of ALS, PD, and other neurodegenerative diseases. Our intended procedure for supporting the degenerated neurons with healthy cells secreting Neurotrophic factors derived by differentiation of bone marrow cells, may be among the earliest successes of stem cell technologies and could be the starting point for a massive market potential in the area of autologous transplantation. A central laboratory would be responsible for processing bone marrow extracted from patients, enabling the production of the cells required for transplantation. Transplantation would be carried out by the medical centers, with revenues shared with us on an agreed basis.

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

We cannot guarantee that we will succeed in finding strategic partners that are willing to enter into collaborations for our potential products at the appropriate stage of development, on economic terms that are attractive to us or at all.

Our business model calls for significant investments in research and development.  Our research and development expenditures (i) in 2010 (before participation by the Israeli Office of Chief Scientist) were $1,118,000, which included $325,000 in stock-based compensation and (ii) in 2009 (before Ramot reserve accrual and participation by the Israeli Office of Chief Scientist) were $1,069,000, which included $289,000 in stock-based compensation.

Intellectual Property

We have filed the following patent applications:

WO2004/046348 METHODS, NUCLEIC ACID CONSTRUCTS AND CELLS FOR TREATING NEURODEGENERATIVE DISORDERS.  National phase filings in the United States.  Substantive examination is ongoing in the U.S.

WO2006/134602 ISOLATED CELLS AND POPULATIONS COMPRISING SAME FOR THE TREATMENT OF CNS DISEASES. National phase filings in the U.S. and Europe.  Substantive examination is ongoing in the U.S. and Europe. A divisional application has beed submitted in Europe.

A joint Brainstorm-Ramot patent application was submitted as PCT:

WO2009/144718MESENCHYMAL STEM CELLS FOR THE TREATMENT OF CNS DISEASES
National phase filings in the U.S., Europe and Israel.

The patent applications, as well as relevant know-how and research results are licensed from Ramot. We intend to work with Ramot to protect and enhance our mutual intellectual property rights by filing continuations and new patent applications on any improvements and any new discoveries arising in the course of research and development.

Research and License Agreement with Ramot

On July 8, 2004, we entered into a Research and License Agreement (the “Original Ramot Agreement”) with Ramot, the technology licensing company of TelAvivUniversity, which agreement was amended on March 30, 2006 by the Amended Research and License Agreement (described below). Under the terms of the Original Ramot Agreement, Ramot granted to us an exclusive license to (i) the know-how and patent applications on the above-mentioned stem cell technology developed by the team led by Prof. Melamed and Prof. Offen, and (ii) the results of further research to be performed by the same team on the development of the stem cell technology. Simultaneously with the execution of the Original Ramot Agreement, we entered into individual consulting agreements with Prof. Melamed and Prof. Offen pursuant to which all intellectual property developed by Prof. Melamed or Prof. Offen in the performance of services thereunder will be owned by Ramot and licensed to us under the Original Ramot Agreement.

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

On December 24, 2009, we entered into a Letter Agreement (the “Letter Agreement”) with Ramot, pursuant to which, among other things, Ramot agreed to: (i) release the Company from it’s obligation to fund three years of additional research (which would have totaled $1,140,000); and (ii) accept 1,120,000 shares of common stock of the Company in lieu of $272,000 in past-due amounts.  Pursuant to the Letter Agreement, the Company agreed, among other things, to: (i) reimburse Ramot for outstanding patent-related expenses; and (ii) abandon its rights in certain patents of Ramot.

As of March 30, 2011, Ramot had sold the 1,120,000 shares of common stock of the Company for $235,000 and the Company paid the remaining $5,000 to Ramot.

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

As we are currently in the research and development stage of our technology and NurOwnTM cell product, we have initiated the process of seeking regulatory approval from the FDA and other regulatory agencies. We have retained/recruited expert regulatory consultants and employees to assist us in our approaches to the FDA. In our efforts to obtain regulatory approval, we have had a pre-Investigational New Drug (“IND”) meeting with the FDA and we are planning to retain such expert regulatory consultants to assist the Company in its approach to the EMEA in order to get regulatory approval in Europe.  We have also engaged a regulatory consultant to assist us with the regulatory authorities in Israel.

In February 2011, the U.S. Food and Drug Administration (FDA) has granted orphan drug designation to the Company’s NurOwn™ autologous adult stem cell product candidate for the treatment of amyotrophic lateral sclerosis (ALS). Orphan status entitles BrainStorm to seven years of marketing exclusivity for NurOwn™ upon regulatory approval, as well as the opportunity to apply for grant funding from the U.S. government to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA's application user fee.

Regulatory Process in the United States

Regulatory approval of new biological products is a lengthy procedure leading from development of a new product through pre-clinical animal testing and clinical studies in humans. This process is regulated by the FDA, may take a number of years, and requires the expenditure of significant resources. The Orphan Drug designation we have recently been granted by the FDA will no doubt assist us through the regulatory process. However, there can be no assurance that our technology will ultimately receive regulatory approval. We summarize below our understanding of the regulatory approval requirements that may be applicable to us if we pursue the process of seeking an approval from the FDA.

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

Although there can be no assurance that the FDA will not choose to change its regulations, current regulation proposes that cell products which are manipulated, allogeneic, or as in our case, autologous but intended for a different purpose than the natural source cells (NurOwn™ are bone marrow derived and are intended for transplantation into the spinal cord, brain or into the muscles) must be regulated through a "tiered approach intended to regulate human cellular and tissue based products only to the extent necessary to protect public health". Thus the FDA requires: (i) preclinical laboratory and animal testing; (ii) submission of an IND exemption which must be in effect prior to the initiation of human clinical studies; (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use; (iv) submission to the FDA of a BLA; and (v) review and approval of the BLA as well as inspections of the manufacturing facility for GMP compliance, prior to commercial marketing of the product.

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

Competition

We face significant competition in our efforts to develop our products and services, including: (i) cell therapies competing with NurOwnTM and its applications and (ii) other treatments or procedures to cure or slow the effects of ALS, PD and other neurodegenerative diseases. There are a number of companies developing cell therapies for ALS, among them are companies that are involved in the controversial fetal cell transplant or ESC-derived cell therapy, as well as companies developing adult stem cells. Other companies are developing traditional chemical compounds, new biological drugs, cloned human proteins and other treatments, which are likely to impact the markets, which we intend to target. We believe that as an autologous bone marrow derived product that has shown proof of concept in-vitro and in animal studies, NurOwnTM has a first mover advantage in the adult stem cell space and such space has competitive advantages over the fetal cell or ESC-derived cell space as it has a long safety record and does not have the same ethical limitations.

Employees

We currently have 10 scientific and administrative employees, 5 of whom are full-time. None of our employees is represented by a labor union and we believe that we have good relationships with our employees.

WHERE YOU CAN FIND MORE INFORMATION

We maintain a website at www.brainstorm-cell.com. We make available through our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission. We also similarly make available, free of charge through our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act. We are not including the information contained at www.brainstorm-cell.com or at any other Internet address as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Item 1A. RISK FACTORS.

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

In recent months, we have entered into an investment agreement, pursuant to which the Company agreed to sell up to 12,815,000 shares of common stock of the Company, for an aggregate subscription price of up to $3.6 million and warrants to purchase up to 19,222,500 shares of common stock.However, we will still need to secure additional funds to carry outour plan of operations.

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

Our business in the foreseeable future will be based on technology licensed from Ramot and if this license were to be terminated for any reason, including failure to make required payments, we would need to change our business strategy and we may be forced to cease our operations. Agreements we have with Ramot impose on us royalty payment obligations.  If we fail to comply with these obligations, Ramot may have the right to terminate the license.  If Ramot elects to terminate our license, we would need to change our business strategy and we may be forced to cease our operations.  We currently do not owe Ramot any overdue payments.

Our company has a history of losses and we expect to incur losses for the foreseeable future. We had no revenues for the fiscal years ended December 31, 2010 or December 31, 2009. As a development stage company, we are in the early stages of executing our business plan. Our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. Most notably, we do not expect that any therapies resulting from our or our collaborators’ research and development efforts will be commercially available for a significant number of years, if at all. We also do not expect to generate revenues from strategic partnerships or otherwise for at least the next 12 months, and likely longer. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have an adverse impact on our working capital, total assets and stockholders’ equity, and we may never achieve profitability.

The field of stem cell therapy is new and our development efforts may not yield an effective treatment of human diseases. Except for bone marrow transplants for neoplastic disease, the field of stem cell therapy remains largely untested in the clinical setting. Our intended cell therapeutic treatment methods for ALS and PD involve a new approach that has never been proven to work in humans. We are still conducting experimental testing in animals for our treatment and are going to conduct clinical trials, which, together with other stem cell therapies, may ultimately prove ineffective in treatment of human diseases. If we cannot successfully implement our stem cell therapy in human testing, we would need to change our business strategy and we may be forced to cease our operations.

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

We are awaiting final approval from theIsraeli Ministry of Health (MOH), but we have not yet received regulatory approval from the FDA or any similar foreign regulatory authority for any indication. We cannot market any product candidate until regulatory agencies grant approval or licensure. In order to obtain regulatory approval for the sale of any product candidate, we must, among other requirements, provide the MOH, the FDA and similar foreign regulatory authorities with preclinical and clinical data that demonstrate to the satisfaction of regulatory authorities that our product candidates are safe and effective for each indication under the applicable standards relating to such product candidate. The preclinical studies and clinical trials of any product candidates must comply with the regulations of the MOH, the FDA and other governmental authorities in the United States and similar agencies in other countries.

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

We may not be able to succeed in our business model of seeking to enter into collaborations at appropriate stages of development.  We intend to enter into strategic partnerships as we progress towards advanced clinical development and commercialization with companies responsible for such activities. We intend to provide strategic partners with services required to process the NurOwn™ products for the clinical trials. It may be difficult for us to find third parties that are willing to enter into collaborations for our potential products at the appropriate stage of development, on economic terms that are attractive to us or at all. If we are not able to continue to enter into acceptable collaborations, we could fail in our strategy of generating an early inflow of up-front and milestone payments and to enhance our capacities in regulatory and clinical infrastructure while minimizing expenditure and risk and we could be required to undertake and fund further development, clinical trials, manufacturing and marketing activities solely at our own expense.

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

Your percentage ownership will be diluted by future issuances of our securities. In order to meet our financing needs, we may issue additional significant amounts of our common stock and warrants to purchase shares of our common stock. The precise terms of any future financings will be determined by us and potential investors and such future financings may also significantly dilute your percentage ownership in the Company.

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

The trading price of our common stock entails additional regulatory requirements, which may negatively affect such trading price.  Our common stock is currently listed on the OTC Markets Group, an over-the-counter electronic quotation service, which stock currently trades below $5.00 per share. We anticipate the trading price of our common stock will continue to be below $5.00 per share. As a result of this price level, trading in our common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

The address of our principal executive offices is 605 Third Avenue, 34th Floor, New York, NY 10158.

On December 1, 2004, our Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. entered into a lease agreement for the lease of premises in 12 Basel Street, Petach Tikva, Israel, which include approximately 600 square meters of office and laboratory space. The original term of the lease was 36 months, with two options to extend: one for an additional 24 months (the “First Option”); and one for an additional 36 months (the “Second Option”). We are currently in the Second Option period and rent is paid on a quarterly basis in the amount of NIS 32,200 (approximately $9,000) per month.

We expanded our Petach Tikva facility in 2008 to include an animal research facility.

Item 3.	LEGAL PROCEEDINGS.

On April 17, 2008, Chapman, Spira & Carson, LLC (“CSC”) filed a breach of contract complaint in the Supreme Court of the State of New York (the “Court”) against the Company. The complaint alleges that the Company improperly terminated its contract with CSC. The complaint seeks, among other things, the following relief: (i) 400,000 shares of the common stock of the Company and (ii) warrants to purchase 250,000 shares of the common stock of the Company at an exercise price of $0.30 per share.  Further, the complaint alleges that CSC performed its obligations under the contract and has suffered compensatory damages in an amount up to approximately $672,500.  CSC also seeks costs and attorneys’ fees. On June 5, 2008, the Company filed an answer with the Court. The Company believes CSC’s claims are without merit.  We intend to vigorously defend our actions. We cannot predict the scope, timing or outcome of this matter. We cannot predict what impact, if any, this matter may have on our business, financial condition, results of operations and cash flow.

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

Item 4.	RESERVED.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently traded on the OTCQB operated by the OTC Markets Group (“OTCQB”) under the symbol “BCLI”.The following table contains information about the range of high and low sales prices for our common stock based upon reports of transactions on the OTCQB.

Quarter Ended	High	Low
December 31, 2010	$0.30	$0.18
September 30, 2010	$0.26	$0.16
June 30, 2010	$0.34	$0.19
March 31, 2010	$0.47	$0.21
December 31, 2009	$0.44	$0.18
September 30, 2009	$0.49	$0.05
June 30, 2009	$0.10	$0.06
March 31, 2009	$0.22	$0.05

The source of these high and low prices was the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

Trades in our common stock may be subject to Rule 15g-9 of the Exchange Act, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system). The penny stock rules require a broker/dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of common stock of the Company. As a result of these rules, investors may find it difficult to sell their shares.

Dividends

We have not paid or declared any cash or other dividends on our common stock within the last two years. Any future determination as to the payment of dividends will depend upon our results of operations, and on our capital requirements, financial condition and other factors relevant at the time.

Record Holders

As of March 30, 2011, there were approximately 87 holders of record of our common stock.

Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized under the plans is included in Item 12 below.

Recent Sales of Unregistered Securities

On February 7, 2011, we entered into a Securities Purchase Agreement with an investor pursuant to which the Company issued and sold 833,333 shares of our common stock, at a price of $0.30 per share, and a warrant to purchase 641,026 shares of our common stock until the first anniversary of the issuance date of the warrant at an exercise price of $0.39 per share for total proceeds of $250,000. The warrant may only be exercised by the payment of the exercise price in cash.  The warrants, if exercised in full, will result in additional cash proceeds to the Company of approximately $250,000.

On February 18, 2011, upon conversion of a $135,000 4% Convertible Promissory Note, dated as of September 15, 2010, issued by the Company to Thomas B. Rosedale, the Company issued 445,617 shares of the Company’s common stock to Thomas B. Rosedale upon receipt of written notice of his election to convert all of the outstanding principal and interest amount of the note into shares of the Company’s common stock.  The conversion price was $0.308.

The issuances of the securities described in this Item 5 were effected without registration in reliance upon Regulation D promulgated under Securities Act of 1933, as amended.  No underwriters were involved with the issuance of such securities and no commissions were paid in connection with such transaction.

Item 6.	SELECTED FINANCIAL DATA.

Not required.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On February 17, 2010, a wholly owned Israeli subsidiary of the Company entered into a series of agreements with Hadasit Medical Research Services and Development Ltd., a subsidiary of the Hadassah Medical Organization (“Hadassah”) to conduct clinical trials to evaluate the safety of the Company’s treatment using mesenchymal bone marrow stem cells secreting neurotrophic factors in ALS patients at the Hadassah Medical Center. Hadassah’s Institutional Review Board approved the commencement of such clinical trials, pending approval by the MOH.

We are going to begin the process of seeking regulatory approval from regulatory agencies in the U.S and Europe. Our efforts are directed at the development of the technology from the lab to the clinic with the following main objectives:

·	Developing the cell differentiation process in compliance with the US Food and Drug Administration (“FDA”) and the European agency for evaluation of medical product (“EMEA”) guidelines;

·	Demonstrating safety and efficacy in animals and in human patients; and

·	Setting up centralized facilities to provide the therapeutic products and services for transplantation in patients.

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until December 31, 2010, the Company did not generate any revenues from operations. The Company does not expect to generate revenues from operations until 2013. In addition, the Company incurred operating costs and expenses of approximately $2,589,000 during the year ending December 31, 2010, and approximately $37,528,000 for the period from inception (September 22, 2000) through December 31, 2010. Operating expenses incurred since inception were approximately $14,798,000 for general and administrative expenses and $22,730,000 for research and development costs.

Research and Development, net:

Research and development expenses, net for the year ended December 31, 2010 and 2009 were $1,045,000 and $181,000, respectively. In addition, the Company grant from The Office of the Chief Scientist increased by $212,000 to $340,000 for the year ended December 31, 2010 from $128,000 for the year ended December 31, 2009.

The increase in research and development expenses, net for the year ended December 31, 2010 is primarily due to: (i) development conducted in 2010 in Good Manufacturing Practice (“GMP”) in Hadassah; and (ii) a settlement agreement with Ramot, under which Ramot released the Company from its obligation to fund the extended research period; the Company reversed an amount equal to $760,000 that accumulated in the past years for the extended research period.

General and Administrative

General and administrative expenses for the years ended December 31, 2010 and 2009 were $1,544,000 and $1,569,000, respectively. General and administrative expenses for the year ended December 31, 2010 consisted of  $560,000 in stock-based compensation expenses and $984,000 in salary, legal, audit, public and investor relations and other expenses. General and administrative expenses for the year ended December 31, 2009 consisted of $895,000 in stock-based compensation expenses and $674,000 in salary, legal, audit, public and investor relations and other expenses.

The increase in general and administrative expenses, excluding stock-based compensation expenses, for the year ended  December 31, 2010 is primarily due to an increase legal expenses, public relation expenses and costs relating to trading of our common stock.

Financial Expenses

Financial income for the year ended December 31, 2010 was $189,000 compared to financial expenses of $31,000 for the year ended December 31, 2009.

The increase in financial income for the year ended December 31, 2010 is primarily due to a conversion of debt to subcontractors to common stock of the Company.  The expenses of the common stock issued upon the conversion is lower than the debt.

Net Loss

Net loss for the year ended December 31, 2010 was $2,419,000, as compared to a net loss of $1,781,000for the year ended December 31, 2009. Net loss per share for the year ended December 31, 2010 was $0.03, as it was for the year ended December 31, 2009.

The increase in the net loss for the year ended December 31, 2010 is due to a (i) development in GMP in Hadassah facilities, and (ii) beginning of clinical trials.

The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the year ended December 31, 2010 was 89,094,403, compared to 61,151,011 for the year ended December 31, 2009.

The increase in the weighted average number of shares of common stock used in computing basic and diluted net loss per share for the year ended December 31, 2010 was due to (i) the issuance of shares in a private placement, (ii) the conversion of convertible loans, (iii) the exercise of warrants and (iv) the issuance of shares to service providers.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common stock and warrants and the issuance of convertible promissory notes. At December 31, 2010, we had $579,000 in total current assets and $1,423,000 in total current liabilities.

Net cash used in operating activities was $2,069,000 for the year ended December 31, 2010. Cash used for operating activities in the year ended December 31, 2010 was primarily for (i) payment of salaries and fees to our employees, rent and operation of clean room, consultants, subcontractors and services providers, (ii) purchase of laboratory materials and (iii) Company operations.

Net cash provided by investing activities was $1,000 for the year ended December 31, 2010. Cash used for investing activities in the year ended December 31, 2010 was primarily due to the increase in the lease deposit.

Net cash provided by financing activities was $2,160,000 for the year ended December 31, 2010 and is primarily attributable to funds received from private investors.

Our cash needs for the next 12 months include the payments due under an agreement with Hadassah to conduct clinical trials in ALS patients, under which we must pay to Hadassah an amount of (i) up to $38,190 per patient (up to $992,880 in the aggregate) and (ii) $31,250 per month for rent and operation of clean room for cell differentiation for Hadassah's clinical trials.

Our other cash needs for the next 12 months will include payments of/to (i) employee salaries, (ii) patents, (iii) construction fees for facilities to be used in our research and development and (iv) fees to our consultants and legal advisors.

In addition, the Company owes Mr. Abraham Efrati, our former chief executive officer, $295,000 for his services rendered in 2008 and 2009 as the chief executive officer of the Company.

We had a licensing agreement with Ramot under which we owed approximately $95,000 per quarter.  However, on December 24, 2009, we entered into a Letter Agreement (the “Letter Agreement”) with Ramot, pursuant to which, among other things, Ramot agreed to: (i) release the Company from it’s obligation to fund three years of additional research (which would have totaled $1,140,000); and (ii) accept shares of common stock of the Company in lieu of $272,000 is past-due amounts.  As of March 30, 2011, Ramot exercised shares of common stock of the Company for $235,000 and the Company paid the $5,000 remaining to Ramot. Pursuant to the Letter Agreement, the Company agreed, among other things, to: (i) reimburse Ramot for outstanding patent-related expenses; and (ii) abandon its rights in certain patents of Ramot.

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

On August 18, 2009, we entered into an amendment to the subscription agreement with ACCBT Corp. (the “Amendment”).  Pursuant to the Amendment: (i) ACCBT Corp. agreed to invest the remaining amount (approximately $1,000,000) under the subscription agreement at a price per share of $0.12 (instead of a price per share of $0.1818) in monthly installments of not less than $50,000 beginning in August 2009; (ii) the exercise price of the final 10,083,334 warrants decreased from $0.36 to $0.29; (iii) the expiration date of all warrants extended from November 5, 2011 to November 5, 2013; and (iv) the purchase price per share of all 27,500,000 shares purchased pursuant to the subscription agreement decreased from $0.1818 to $0.12, which repricing applied retroactively to all shares purchased by ACCBT Corp. prior to the Amendment.  As of March 30, 2011, ACCBT Corp. had invested the full $5.0 million.

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

Between February 22, 2011 and February 27, 2011, we entered into Securities Purchase Agreements with institutional and individual investors pursuant to which the Company issued and sold 12,815,000 units comprised of shares of common stock and warrants for the purchase of common stock (the “Units”) in exchange for $3,588,200 ($0.28 per Unit). Each Unit includes (i) one share of common stock, (ii) a warrant to purchase one-half of one share of our common stock until the first anniversary of the closing date at a purchase price of $0.28 per share and (iii) a warrant to purchase one share of our common stock until the second anniversary of the closing date at a purchase price of $0.50 per share.  The warrants may only be exercised by the payment of the exercise price in cash.  The warrants, if exercised in full, will result in additional cash proceeds to the Company of approximately $8.2 million.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not required.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

U.S. DOLLARS IN THOUSANDS
(Except share data)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

U.S. DOLLARS IN THOUSANDS
(Except share data)

INDEX

Page

Report of independent Registered Public Accounting Firm	29

Consolidated Balance Sheets	30

Consolidated Statements of Operations	31

Statements of Changes in Stockholders' Equity (Deficiency)	32 - 39

Consolidated Statements of Cash Flows	40

Notes to Consolidated Financial Statements	41 - 69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BRAINSTORM CELL THERAPEUTICS Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of BRAINSTORM CELL THERAPEUTICS Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statement of income, stockholders' deficiency, and cash flows for each of the two years in the period ended December 31, 2010 and for the period from September 22, 2000 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audits.

The financial statements for the period from September 22, 2000 (inception) through December 31, 2007, were audited by other auditors. The consolidated financial statements for the period from September 22, 2000 (inception) through December 31, 2007 included a net loss of $32,488,000. Our opinion on the consolidated statements of operations, changes in stockholders' deficiency and cash flows for the period from September 22, 2000 (inception) through December 31, 2010, insofar as it relates to amounts for prior periods through December 31, 2007, is based solely on the report of other auditors. The other auditors report dated April 13, 2008 expressed an unqualified opinion, and included an explanatory paragraph concerning an uncertainty about the Company's ability to continue as a going concern, and regarding the status of the Company research and development license agreement with Ramot.

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

In our opinion, based on our audits and the report of other auditor, such consolidated financial statements present fairly, in all material respects, the financial position of BRAINSTORM CELL THERAPEUTICS Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the  two years in the period ended December 31, 2010 and for the period from September 22, 2000 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing stem cell therapeutic products based on technologies enabling the in-vitro differentiation of bone marrow stem cells into neural-like cells. The Company's working capital deficiency and operating losses since inception through December 31, 2010 raise substantial doubts about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Brightman Almagor Zohar & Co.
Brightman Almagor Zohar & Co.
Certified Public Accountants
A Member Firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel
March 30, 2011

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands
(Except share data)

	December 31,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$93	$1
Other receivable and prepaid expenses (Note 5)	486	86
Total current assets	579	87

Long-Term Investments:
Prepaid expenses	1	7
Severance pay fund	90	88
Total long-term investments	91	95

Property and Equipment, Net (Note 6)	419	575

Total assets	$1,089	$757

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Short term Credit from bank	$-	$46
Trade payables	307	600
Other accounts payable and accrued expenses (Note 7)	979	1,418
Short-term convertible note (Note 8)	137	135
Short-term convertible loans (Note 9)	-	189
Total current liabilities	1,423	2,388

Accrued Severance Pay	125	112

Total liabilities	1,548	2,500

Stockholders' Deficiency:
Stock capital: (Note 11)	5	4
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at December 31, 2010 and December 31, 2009; Issued and outstanding: 95,832,978 and 76,309,152 shares at December 31, 2010 and December 31, 2009 respectively.

Additional paid-in-capital	39,696	35,994
Deficit accumulated during the development stage	(40,160)	(37,741)
Total stockholders' deficiency	(459)	(1,743)

Total liabilities and stockholders' deficiency	$1,089	$757

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands
(Except share data)

	Year ended December 31,		Period from September 22, 2000 (inception date) through December 31,
	2010	2009	2010

Operating costs and expenses:

Research and development, net ( Note 12)	$1,045	$181	$22,730
General and administrative	1,544	1,569	14,798

Total operating costs and expenses	2,589	1,750	37,528

Financial (income) expenses, net	(189)	31	2,396

Operating loss	2,400	1,781	39,924

Taxes on income (Note 13)	19	-	72

Loss from continuing operations	2,419	1,781	39,996

Net loss from discontinued operations	-	-	164

Net loss	$2,419	$1,781	$40,160

Basic and diluted net loss per share from continuing operations	$0.03	$0.03

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	89,094,403	61,151,011

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

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(Except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2008	55,241,418	$3	$33,881	$-	$(35,960)	$(2,076)

Stock-based compensation related to options and stock granted to service providers	5,284,284	* -	775	-		775
Stock-based compensation related to stock and options granted to directors and employees	-	-	409	-		409
Conversion of convertible loans	2,500,000	* -	200	-		200
Exercise of warrants	3,366,783	* -	-	-		-
Stock issued for amendment of private placement	9,916,667	1	-	-		1
Subscription of shares	-	-	729	-		729
Net loss	-	-	-	-	(1,781)	(1,781)

Balance as of December 31, 2009	76,309,152	$4	$35,994	$-	$(37,741)	$(1,743)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(Except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2009	76,309,152	$4	$35,994	-	$(37,741)	$(1,743)

Stock-based compensation related to options and stock granted to service providers	443,333	* -	96	-	-	96
Stock-based compensation related to stock and options granted to directors and employees	466,667	* -	388	-	-	388
Stock issued for amendment of private placement	7,250,000	1	1,750	-	-	1,751
Conversion of convertible note	402,385	* -	135	-	-	135
Conversion of convertible loans	1,016,109	* -	189	-	-	189
Issuance of shares	2,475,000		400			400
Exercise of options	1,540,885	* -	77	-	-	77
Exercise of warrants	3,929,446	* -	11	-	-	11
Subscription of shares for private placement at $0.12 per unit			455	-	-	455
Conversion of trade payable to stock			201			201
Issuance of shares on account of previously subscribed shares (See also Note 11B.1.f)	2,000,001	* -	-	-	-	-
Net loss					(2,419)	(2,419)

Balance as of December 31, 2010	95,832,978	$5	$39,696	$-	$(40,160)	$(459)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
 (A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(Except share data)

	Year ended December 31		Period from September 22, 2000 (inception date) through December 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(2,419)	$(1,781)	$(40,160)
Less - loss for the period from discontinued operations	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	162	168	698
amortization of deferred charges	-	-	150
Severance pay, net	11	(6)	35
Accrued interest on loans	-	19	448
Amortization of discount on short-term loans	-	-	1,864
Change in fair value of options and warrants	-	-	(795)
Expenses related to shares and options granted to service providers	96	775	21,037
Amortization of deferred stock-based compensation related to options granted to employees	388	409	5,686
Increase in accounts receivable and prepaid expenses	(400)	(65)	(486)
Increase (decrease) in trade payables and convertible note	45	(9)	780
Increase (decrease) in other accounts payable and accrued expenses	48	(254)	1,461
Erosion of restricted cash	-	-	(6)
Net cash used in continuing operating activities	(2,069)	(744)	(9,124)
Net cash used in discontinued operating activities	-	-	(23)
Total net cash used in operating activities	(2,069)	(744)	(9,147)
Cash flows from investing activities:
Purchase of property and equipment	(5)	-	(1,085)
Restricted cash		35	6
Investment in lease deposit	6	4	(1)
Net cash used in continuing investing activities	1	39	(1,080)
Net cash used in discontinued investing activities	-	-	(16)
Total net cash provided by (used in) investing activities	1	39	(1,096)
Cash flows from financing activities:
Proceeds from issuance of Common stock, net	2,118	730	8,717
Proceeds from loans, notes and issuance of warrants, net	-	-	2,061
Credit from bank	(46)	(26)	-
Proceeds from exercise of warrants and options	88	-	116
Repayment of short-term loans	-	-	(601)
Net cash provided by continuing financing activities	2,160	704	10,293
Net cash provided by discontinued financing activities	-	-	43
Total net cash provided by financing activities	2,160	704	10,336
Increase in cash and cash equivalents	92	(1)	93
Cash and cash equivalents at the beginning of the period	1	2	-
Cash and cash equivalents at end of the period	$93	$1	93

Non-cash financing activities:
Conversion of a trade payable to Common Stock	$200
Conversion of a other accounts payable to Common Stock	$487
Conversion of convertible note	$135
Conversion of convertible loan	$189

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
 (A development stage company)

Notes to the financial statements

NOTE 1 -	GENERAL:

A.	Brainstorm Cell Therapeutics Inc. (formerly: Golden Hand Resources Inc.) (the "Company") was incorporated in the State of Washington on September 22, 2000.

B.
On May 21, 2004, the former major stockholders of the Company entered into a purchase agreement with a group of private investors, who purchased from the former major stockholders 6,880,000 shares of the then issued and outstanding 10,238,000 shares of Common Stock.

C.
On July 8, 2004, the Company entered into a licensing agreement with Ramot of Tel Aviv University Ltd. ("Ramot"), to acquire certain stem cell technology (see Note 3). Subsequent to this agreement, the Company decided to focus on the development of novel cell therapies for neurodegenerative diseases based on the acquired technology and research to be conducted and funded by the Company.

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

D.
On November 22, 2004, the Company changed its name from Golden Hand Resources Inc. to Brainstorm Cell Therapeutics Inc. to better reflect its new line of business in the development of novel cell therapies for neurodegenerative diseases. BCT, as defined below, owns all operational property and equipment.

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

I.
In October 2010 the Israeli Ministry of Health (“MOH”) granted clearance for a Phase I/II clinical trial using the Company’s autologous NurOwn™ stem cell therapy in patients with ALS. The clearance granted by the MOH to  initiate the clinical trials is subject to some additional process specifications as well as completion of the sterility validation study for tests performed in the course of the process (in process controls) and at the end of the process. After the balance sheet date, the sterility validation study report was submitted to the MOH for approval (See Note 15 J).

GOING CONCERN:

As reflected in the accompanying financial statements, the Company’s operations for the year ended on December 31, 2010, resulted in a net loss of $2,419 and the Company’s balance sheet reflects a net stockholders’ deficiency of $459, accumulated deficit of $40,160 and working capital deficiency of $844. These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
 (A development stage company)

Notes to the financial statements

NOTE 1 -	GENERAL (Cont.)

Accordingly, as a result of the current economic situation and the difficulty to raise immediate funds to support all of the Company’s projects, including Parkinson disease and spinal cord injury, the Company decided to reduce its activity and focus only on the effort to reach clinical trials in ALS in 2010. The Company entered into an agreement with Hadassah Medical Centre to conduct clinical trials in up to 24 ALS patients in 2011. The Company also reduced its general and administrative expenses and ceased and delayed some development projects until it was able to obtain sufficient financing.

After the balance sheet date, the Company raised approximately 4 million dollars from institutional and private investors (see Note 15 E and Note 15 I). However, there can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

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

The Company’s and its subsidiary’s long-lived assets are reviewed for impairment in accordance with ASC 360-10 (formerly Statement of Financial Accounting Standard 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During 2009 and 2010, no impairment losses were identified.

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

Severance expenses for the year ended December 31, 2010 were $34.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
 (A development stage company)

Notes to the financial statements

NOTE 2   -   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

J.	Accounting for stock-based compensation:

Effective April 1, 2006, the Company adopted ASC 718-10 (formerly Statement of Financial Accounting Standards 123 (Revised 2004)), "Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options under the Company's stock plans based on estimated fair values. ASC 718-10 supersedes the Company's previous accounting under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 ("SAB 107") relating to ASC 718-10. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10.

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

The Company estimates the fair value of restricted shares based on the market price of the shares at the grant date and estimates the fair value of stock options granted using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility and the expected option term (the time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the period, equal to the expected option term. The expected option term was calculated for options granted to employees and directors in accordance with SAB 107 and SAB 110, using the "simplified" method. Grants to non-employees are based on the contractual term. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.

K.	Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares outstanding during each year, plus the dilutive potential of the Common Stock considered outstanding during the year, in accordance with ASC 260-10 (formerly Statement of Financial Accounting Standard 128), "Earnings per Share".

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the year ended December 31, 2010 and December 31, 2009, since all such securities have an anti-dilutive effect.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
 (A development stage company)

Notes to the financial statements

NOTE 2   -   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

L.	Income taxes:

The Company and its subsidiary account for income taxes in accordance with ASC 740-10 (formerly Statement of Financial Accounting Standard 109), "Accounting for Income Taxes." This Statement requires the use of the liability method of accounting for income taxes, whereby deferred tax asset and liability account balances are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiary provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

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

ASU 2010-13 - Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.

In April 2010, the FASB issued this ASU to clarify the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.

This update provides amendments to Topic 718 to clarify that employee share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should also be classified as an equity award. The update is effective for periods beginning after December 15, 2010. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
 (A development stage company)

Notes to the financial statements

NOTE 3   -   RESEARCH AND LICENSE AGREEMENT

On July 8, 2004, the Company entered into a research and license agreement (the "Original Agreement") with Ramot. The license agreement grants the Company an exclusive, worldwide, royalty-bearing license to develop, use and sell certain stem cell technology. In consideration of the license, the Company was required to remit an upfront license fee payment of $100; royalties at a rate of 5% of all net sales of products and 30% of all sublicense receipts. In addition, the Company granted Ramot and certain of its designees fully vested warrants to purchase 10,606,415 shares of Common Stock at an exercise price of $0.01 per share. The Company also agreed to fund, through Ramot, further research in consideration of $570 per year for an initial two-year period (“initial research period”). The Company also agreed to fund research for a further two-year period if certain research milestones are met additional $1,140 (“extended research period”).

The warrants issued pursuant to the agreement were issued to Ramot and its designees effective as of November 4, 2004. Each of the warrants is exercisable for a seven-year period beginning on November 4, 2005.

On March 30, 2006, the Company entered into an Amended Research and License Agreement with Ramot, for the purpose of amending and restating the Original Agreement. According to the agreement, the initial period was amended to an initial research period of three years. The Amended Research and License Agreement also extends the additional two-year research period in the Original Agreement to an additional three-year research period if certain research milestones are met. The Amended Research and License Agreement retroactively amended the consideration to $380 per year, instead of $570 per year. As a consequence, an amount of $300 was charged to the statement of operations as research and development expenses in the year ended in March 31, 2006. In addition, the Amended Research and License Agreement reduced royalties that the Company may have to pay Ramot, in certain cases, from 5% to 3% of net sales and also reduces the sublicenses receipt from 30% to 20%-25% of sublicense receipts.

On July 26, 2007, the Company entered into a Second Amended and Restated Research and License Agreement with Ramot. On August 1, 2007, the Company obtained a waiver and release from Ramot pursuant to which Ramot agreed to an amended payment schedule regarding the Company's payment obligations under the Amended Research and License Agreement, dated March 30, 2006, and waived all claims against the Company resulting from the Company's previous defaults and non-payment under the Original Agreement and the Amended Research and License Agreement. The payments described in the waiver and release covered all payment obligations that were past due and not yet due pursuant to the Original Agreement. The waiver and release amended and restated the remaining unpaid balance of $640 of the  original payment schedule for the initial research period.

As of December 24, 2009, the Company had not made the payments totaling $240.

On December 24, 2009, the Company and Ramot entered into a settlement under which, among other things, the following matters were agreed upon:

a)
Ramot released the Company from the Company’s obligation to fund the extended research period in the total amount of $1,140.Therefore the company removed an amount of $ 760 from its research and development expenses that had accumulated in the past.

b)
Past due amounts of $240 for the initial research period plus interest of $32 owed by the Company to Ramot was converted into 1,120,000 restricted shares of common stock on December 30, 2009. Ramot deposited the shares with a broker and may sell the shares in the free market after 185 days from the issuance day.

In the event that the total proceeds generated by sales of the shares are less than $120 on or prior to September 30, 2010 ("September Payment"), then on such date the Company had to pay to Ramot the difference between the aggregate proceeds that had been received by Ramot up to such date, and $120.  In the event that the total proceeds generated by sales of the shares, together with the September 30, 2010 payment, are less than $240 on or prior to December 31, 2010, then the Company had to pay to Ramot the difference between the proceeds that Ramot had received from sales of the shares up to such date together with the September Payment (if any) that had been transferred to Ramot up to such date, and $240. Related compensation in the amount of $51 was recorded as research and development expenses.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
 (A development stage company)

Notes to the financial statements

NOTE 3   -   RESEARCH AND LICENSE AGREEMENT (Cont.)

As of December 31, 2010, Ramot had sold 952,470 shares of Common Stock of the Company out of the 1,120,000 Ramot was issued under the settlement agreement Common Stock for $200. After the balance sheet date, Ramot sold an additional 167,530 shares Common Stock of the Company for $35 and the Company paid the remaining balance of $5 (See note 15 B).

NOTE 4   -   CONSULTING AGREEMENTS

A.
On July 8, 2004, the Company entered into two consulting agreements with Prof. Eldad Melamed and Prof. Daniel Offen (together, the "Consultants"), upon which the Consultants shall provide the Company scientific and medical consulting services in consideration for a monthly payment of $6 each. In addition, the Company granted each of the Consultants, a fully vested warrant to purchase 1,097,215 shares of Common Stock at an exercise price of $0.01 per share. The warrants issued pursuant to the agreement were issued to the Consultants effective as of November 4, 2004. Each of the warrants is exercisable for a seven-year period beginning on November 4, 2005. As of December 31, 2010 the two consultants exercised the above options to Common Stock of the Company.

B.
On December 16, 2010, the Company approved a grant of 1,100,000 shares of the Company's Common Stock to the two Consultants, for services rendered through December 31, 2010. Related compensation in the amount of $220 is recorded as research and development expense. A sum of $487 was cancelled concurrent the issuance of the 1,100,000 shares of Common Stock of the Company.

NOTE 5   -   ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2010	2009

Government authorities	427	14
Prepaid expenses	59	72
	486	86

NOTE 6   -   PROPERTY AND EQUIPMENT

	December 31,
	2010	2009
Cost:
Office furniture and equipment	9	9
Computer software and electronic equipment	105	101
Laboratory equipment	349	347
Leasehold improvements	655	655
	1,118	1,112
Accumulated depreciation:
Office furniture and equipment	3	3
Computer software and electronic equipment	100	84
Laboratory equipment	200	128
Leasehold improvements	396	322
	699	537
Depreciated cost	419	575

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
 (A development stage company)

Notes to the financial statements

NOTE 6   -   PROPERTY AND EQUIPMENT (Cont.)

Depreciation expenses for the year ended December 31, 2010 and December 31, 2009 were $162, and $168, respectively.

NOTE 7   -   OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2010	2009

Employee and payroll accruals	471	404
Ramot accrued expenses	60	-
Accrued expenses	448	992
Other	-	22
	979	1,418

NOTE 8   -   SHORT-TERM CONVERTIBLE NOTE

On December 13, 2009, the Company issued a $135 Convertible Promissory Note to its legal advisor for $217 in legal fees accrued through October 31, 2009. Interest on the Note accrued at the rate of 4%. The legal advisor  has the right at any time to convert all or part of the outstanding principal and interest amount of the note into shares of Common Stock based on the five day average closing stock price prior to conversion election.

The gap between the amount the Company owed to the legal advisor and the principal of the Convertible Promissory Note in the amount of $82 was deducted from general and administrative expenses.

On February 19, 2010, the Company's legal advisor converted the entire accrued principal and interest of $135 Convertible Promissory Note into 402,385 shares of Common Stock.

On September 15, 2010, the Company issued a $135 Convertible Promissory Note to its legal advisor for legal fees accrued through December 31, 2010. Interest on the Note was at the rate of 4%. The legal advisor has the right at any time to convert all or part of the outstanding principal and interest amount of the note into shares of Common Stock based on the five day average closing stock price prior to conversion election.

On February 18, 2011, the legal advisor converted the entire accrued principal and interest into 445,617 shares of Common Stock (See note15 H).

NOTE 9   -   SHORT-TERM CONVERTIBLE LOANS

A.
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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 9   -    SHORT-TERM CONVERTIBLE LOANS (Cont.)

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

The balance of the convertible loan is comprised as follows:

	December 31,
	2010	2009

Note	-	150
Accrued interest	-	39
	-	189

On January 27, 2010, the third party converted the entire accrued principal and interest of Convertible Promissory, into 1,016,109 shares of Common Stock.

B.	On September 10, 2007, the Company entered into a payment agreement with the lender with respect to the Convertible Promissory Notes issued during 2006.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

According to the payment agreement, the carrying amount of the loan was not in excess of total future payments and, therefore, in accordance with ASC 310-40-15, no gain or loss is recognized.

NOTE 9   -     SHORT-TERM CONVERTIBLE LOANS (Cont.)

On April 13, 2008, the Company entered into a new agreement with a lender which the lender agreed to partially defer and partially convert to the Company’s Common Stock the payment of $1,250 owed by the Company to the lender, based on the above payment agreement between the two parties.

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

Since the outcome of the issuance of the shares was to relieve the debtor from its obligation, based on guidance in ASC 860-10 (formerly FASB No 140) “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities“, the Company derecognized the liability with the difference recognized in earning.

NOTE 10   -     COMMITMENTS AND CONTINGENCIES

A.
On December 1, 2004, the Israeli subsidiary entered into a lease agreement for the lease of its facilities. The term of the lease was 36 months, with two options to extend. Rent is paid on a quarterly basis in the amount of NIS 23,712 (approximately $6) per month.

The facilities and vehicles of the Company and its subsidiary are rented under operating leases that expire on various dates. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2010 are as follows:

Period ending December 31,	Facilities	Vehicles	Total

2011	100	2	102
2012	100	-	100

	200	2	202

Total rent expenses for the year ended December 31, 2010 and 2009 were $135 and $94 respectively.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

B.
The Company's subsidiary gave a bank guarantee in the amount of $36 to secure its obligation under the facilities lease agreement. In July 29, 2009 the lessor exercised his right and withdraw the amount under the bank guarantee from the bank.

NOTE 10   -     COMMITMENTS AND CONTINGENCIES (Cont.)

C.
On March 20, 2006, the Company entered into a Termination Agreement and General Release   (the "Termination Agreement") with Dr. Yaffa Beck, the Company's former President and Chief Executive Officer who resigned her position as an officer and director of the Company on November 10, 2005.

As of December 31, 2010, there was still an unpaid balance of $18 to Dr. Beck under this Termination Agreement.

D.	Commitments to pay royalties to the Chief Scientist:

The Subsidiary obtained from the Chief Scientist of the State of Israel grants for participation in research and development for the years, 2009 and 2010, and, in return, the Subsidiary is obligated to pay royalties amounting to 3% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of Libor per annum.
Through December 31, 2010, total grants obtained amounted to $864. (See note 15 A)

E.
On February 17, 2010 BCT entered into agreement with Hadasit Medical Research Services and Development Ltd ("Hadasit") to conduct clinical trials in ALS patients. In connection with the trials BCT will pay Hadasit $38,190 per patient totaling up to $992,880 as well as $31,250 per month for rental and operation of clean room for a period of 11 months (including one free month rent). In addition, the Company will issue to Hadasit warrants to purchase up to 1,500,000 restricted shares of Company's Common Stock at an exercise price of $0.001 per share, exercisable for a period of 5 years.  The warrants shall vest over the course of the trials as follows: 500,000 upon enrolment of 1/3 of the patients; an additional 500,000 upon enrollment of all the patients and the final 500,000 upon completion of the study.

F.
On April 17, 2008, Chapman, Spira & Carson, LLC (“CSC”) filed a breach of contract complaint in the Supreme Court of the State of New York (the “Court”) against the Company. The complaint alleges that CSC performed its obligations to the Company under a consulting agreement entered into between the parties and that the Company failed to provide CSC with the compensation outlined in the consulting agreement. The complaint seeks compensatory damages in an amount up to approximately $897, as well as costs and attorneys’ fees. On June 5, 2008, the Company filed an answer with the Court. The Company believes CSC’s claims are without merit and cannot predict what impact, if any, this matter may have on the business, its financial condition and results of operations and cash flow.

NOTE 11   -     STOCK CAPITAL

A.	The rights of Common Stock are as follows:

Holders of Common Stock have the right to receive notice to participate and vote in general meetings of the Company, the right to a share in the excess of assets upon liquidation of the Company and the right to receive dividends, if declared.

The Common Stock is registered and publicly traded on the OTC Markets Group service of the National Association of Securities Dealers, Inc. under the symbol BCLI.

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

At each closing date, the Company would deliver to the investor the number of shares and warrants, subject to customary closing conditions and the delivery of funds, described above. The warrants had the following exercise prices: (i) the first 10,083,333 warrants have an exercise price of $0.20 per share; (ii) the next 10,083,333 warrants will have an exercise price of $0.29 per share; and (iii) the final 10,083,334 warrants issued will have an exercise price of $0.36 per share. All warrants expired on November 5, 2011.

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

As of December 31, 2010, the investor completed payment of the first five installments and $730 out of $750 of the sixth installment and the Company issued to the investor and its designees an aggregate of 31,166,667 shares of common stock and a warrant to purchase 10,083,333 shares of the Company's common stock at an exercise price of $0.20 per share and a warrant to purchase 15,629,167 shares of common stock at an exercise price of $0.29 per share. The warrants may be exercised at any time and expire on November 5, 2013. Following the balance sheet date, the investor and the Company signed an agreement to balance amounts due to the investor against the remaining balance of the investment. The Company issued the remaining 10,499,999 shares of common stock and a warrant to purchase 4,539,500 shares of the Company's common stock at an exercise price of $0.20 per share (See Note 15 C).

In addition, the Company agreed to issue an aggregate of 1,250,000 shares of Common Stock to a related party as an introduction fee for the investment. The shares shall be issued pro rata to the funds received from the investor.

As of December 31, 2010, the introduction fee was paid in full.

(f)
On January 25, 2010, the Company issued 1,250,000 units for total proceeds of $250 from private investor. Each unit consists of one share of Common Stock and a two-year warrant to purchase one share of Common Stock at $0.50 per share.

(g)
On February 17, 2010 the Company entered into a private investment agreement with three investors. The Company agreed to issue to the investors an aggregate of 6,000,000 shares of Common Stock (2,000,000 for each investor) and two years warrants, to purchase an aggregate of 3,000,000 shares of Common Stock with an exercise price of $0.5 for an aggregate amount of $1,500.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 11   -     STOCK CAPITAL (Cont.)

B.   Issuance of shares, warrants and options

2.	Share-based compensation to employees and to directors:

As of December 31, 2010, 318,351 options are available for future grants.

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

On July 16, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of Common Stock at an exercise price of $0.15 per share. The option is fully vested and is exercisable for a-period of 10 years. The compensation related to the option, in the amount of $75, was recorded as general and administrative expense.

On August 27, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of Common Stock at an exercise price of $0.15 per share. The option is fully vested and is exercisable for a period of 10 years. The compensating related to the option, in the amount of $84, was recorded as general and administrative expense.

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

On April 6, 2010, Prof. Melamed fully exercised his warrant to purchase 1,097,215 shares of the Company’s Common Stock; The warrant was issued to him pursuant to the agreement with the Consultants effective as of November 4, 2004 (See Note 4a).

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

On December 16, 2010, the Company granted to two of its directors an option to purchase 400,000 shares of Common Stock at an exercise price of $0.15 per share. The options are fully vested and are exercisable for a period of 10 years. The compensation related to the option, in the amount of $78, was recorded as general and administrative expense

On December 16, 2010, the Company approved the grant to two Board members 400,000 Common Stock of the Company. The compensation related to the option, in the amount of $80, was recorded as general and administrative expense

On December 16, 2010, the Company approved the grant to its three Scientific Board members 300,000 Common Stock of the Company. The compensation related to the option, in the amount of $60, was recorded as research and development expense

On December 16, 2010, the Company granted to its employees options to purchase 670,000 shares of Common Stock at an exercise price of $0.18 per share. The options are vested over three years and are exercisable for a period of 10 years. The compensation related to the option, in the amount of $32, was recorded as general and administrative expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 11   -     STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	Year ended December 31, 2010
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	6,488,361	0.187
Granted	1,266,666	0.176
Exercised	(443,670)	0.150
Cancelled	(418,333)	0.337

Outstanding at end of period	6,893,024	0.183	1,264,634

Vested and expected-to-vest at end of period	4,726,358	0.19601	926,435

	Year ended December 31, 2009
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	5,433,361	0.244	-
Granted	1,650,000	0.082
Exercised	-	-
Cancelled	(595,000)	0.419

Outstanding at end of period	6,488,361	0.187	704,770

Vested and expected-to-vest at end of period	4,501,417	0.222	385,553

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

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on December 31, 2010 and 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010 and 2009.

The options outstanding as of December 31, 2010, have been separated into exercise prices, as follows:

	Options outstanding as of	Weighted average remaining	Options exercisable as of
	December 31,	contractual	December 31,
Exercise price	2010	Life	2010
$		Years

0.15	4,161,357	4.66	4,028,024
0.75	80,000	4.19	80,000
0.4	130,000	5.48	130,000
0.47	460,000	6.22	460,000
0.39	145,000	6.50	145,000
0.067	1,216,667	8.05	450,000
0.32	30,000	9.12	0
0.18	670,000	9.50	0

	6,893,024	5.90	5,293,024

Compensation expense recorded by the Company in respect of its stock-based employee compensation award in accordance with ASC 718-10 for the year ended December 31, 2010 and 2009 amounted to $300 and $402, respectively.

The fair value of the options is estimated at the date of grant using a Black-Scholes options pricing model with the following assumptions used in the calculation:

	Year ended December 31,
	2010	2009

Expected volatility	134%-141%	140%-143%
Risk-free interest	2.26%-3.47%	0.47%-3.85%
Dividend yield	0%	0%
Expected life of up to (years)	6-10	2-10
Forfeiture rate	0	0

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 11   -     STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

b)	Restricted shares to directors:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 11   -     STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers and investors: (Cont.)

a)	Warrants:

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through

November 2004	12,800,845	6,508,708	144,724	6,147,413	0.01	6,147,413	November 2012
December 2004	1,800,000	1,800,000		-	0.00005	—	-
February 2005	1,894,808		1,894,808	-	2.5	-
May 2005	47,500			47,500	1.62	—	-
June 2005	30,000			30,000	0.75	—	-
August 2005	70,000		70,000	-	0.15	-	-
September 2005	3,000	3,000		-	0.15	-	-
September 2005	36,000			36,000	0.75	—	-
September-December 2005	500,000		500,000	-	1	-	-
December 2005	20,000	20,000		-	0.15	-	-
December 2005	457,163			457,163	0.15	—	-
February 2006	230,000			230,000	0.65	230,000	February 2016
February 2006	40,000			40,000	1.5	40,000	February 2011
February 2006	8,000			8,000	0.15	8,000	February 2011
February 2006	189,000	97,696	91,304	-	0. 5	-	-
May 2006	50,000			50,000	0.0005	50,000	May 2016
May -December 2006	48,000			48,000	0.35	48,000	May - December 2011
May -December 2006	48,000			48,000	0.75	48,000	May - December 2011
May 2006	200,000			200,000	1	200,000	May 2011
June 2006	24,000			24,000	0.15	24,000	June 2011
May 2006	19,355			19,355	0.15	19,355	May 2011
October 2006	630,000	630,000		-	0.3	-	-
December 2006	200,000		200,000	-	0.45	-	-
March 2007	200,000			200,000	0.47	200,000	March 2012
March 2007	500,000			500,000	0.47	458,333	March 2017
March 2007	50,000			50,000	0.15	—	-
March 2007	15,000			15,000	0.15	15,000	February 2012
February 2007	50,000		50,000	-	0.45	-	-
March 2007	225,000		225,000	-	0.45	-	-
March 2007	50,000			50,000	0.45	—	-
April 2007	33,300		25,000	8,300	0.45	—	-
May 2007	250,000		250,000	-	0.45	-	-
July 2007	500,000			500,000	0.39	402,778	July 2017
September 2007	500,000			500,000	0.15	500,000	August 2017
August 2007	7,562,500			7,562,500	0.2	7,562,500	November 2013
July 2007	30,000		30,000	-	0.45	-	-
July 2007	100,000			100,000	0.45	—	-
October 2007	200,000			200,000	0.15	200,000	August-October 2017
November 2007	2,520,833			2,520,833	0.20	2,520,833	November 2013
November 2007	2,016,667			2,016,667	0.29	2,016,667	November 2013
April 2008	4,537,500			4,537,500	0.29	4,537,500	November 2013
August 2008	3,529,166			3,529,166	0.29	3,529,166	November 2013
August 2008	1,008,333			1,008,333	0.36	1,008,333	November 2013
November 2008	100,000			100,000	0.15	100,000	September 2018
April 2009	200,000			200,000	0.1	-	April 2019
October 2009	200,000			200,000	0.067	-	October 2019
October 2009	4,537,500			4,537,500	0.29	4,537,500	November 2013
January 2010	1,250,000			1,250,000	0.50	1,250,000	January 2012
February 2010	125,000			125,000	0.01	125,000	February 2020
February 2010	3,000,000			3,000,000	0.50	3,000,000	February 2012
	52,636,470	9,059,404	3,480,836	40,096,230		38,778,378

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 11   -     STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

The fair value for the warrants to service providers was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for the year ended December 31, 2010 and December 31, 2009; weighted average volatility of 140% and 126%-165%, respectively, risk free interest rates of 2.39%-3.14% and 0.37%-2.12%, respectively dividend yields of 0% and a weighted average life of the options of 5-5.5 and 1-9 years, respectively.

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

On December 30, 2009, the Company issued to Ramot 1,120,000 shares of the Company's Common Stock (see note 3 and 15 B).

On December 13, 2009, the Company issued a $135 Convertible Promissory Note to it legal advisor for $217 in legal fees accrued through October 31, 2009. Interest on the note accrued at the rate of 4%.

On February 19, 2010, the Company's legal advisor converted the entire accrued principal and interest of outstanding under the note into 402,385 shares  of Common Stock.

On January 6, 2010, the Company issued to its service provider 60,000 shares of the Company's common stock. The shares are for $15 payable to the service provider for insurance and risk management consulting and agency services for three years.

On January 5 2010, the Company issued to its public relation advisors 50,000 shares of the Company's common stock for six months service. The issuance of the shares is part of the agreement with the public relation advisors that entitle to get a monthly grant of 8,333 shares of the Company's common stock

In May 2010, based on a board resolution dated June 29, 2009 the Company issued to one of its public relation advisor 100,000 restricted shares of Common Stock. The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date.

On December 16, 2010, the Company granted to its service provider 200,000 shares of the Company's Common Stock. The shares are for investor and public relation services. Related compensation in the amount of $40 is recorded as general and administrative expense.

On December 16, 2010, the Company granted to its Chief Medical Advisor 900,000 shares of the Company's Common Stock for services rendered through December 31 2010. Related compensation in the amount of $180 is recorded as research and development expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 11   - STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

On December 16, 2010 the Company granted to its Chief Scientist 200,000 shares of the Company's Common Stock for services rendered through December 31 2010. Related compensation in the amount of $40 is recorded as research and development expense.

A summary of the Company's stock awards activity related to shares issued to service providers and related information is as follows:
	Year ended December 31,		Year ended December 31,
	2010		2009
	Amount of shares	Weighted average issue price	Amount of shares	Weighted average issue price
		$		$
Outstanding at beginning of period	8,225,508	0.26	2,941,224	0.85
Issued	1,510,000	0.2	5,284,284	0.18
Outstanding at end of period	9,735,508	0.25	8,225,508	0.26

c)
Stock-based compensation and issuance of shares recorded by the Company in respect of shares and warrants granted to service providers amounted to $96 and $775 for the year ended December 31, 2010 and 2009, respectively.

The total stock-based compensation expense, related to shares, options and warrants granted to employees and service providers, was comprised, at each period, as follows:
	Year ended December 31,		Period from September 22, 2000 (inception date) through December 31,
	2010	2009	2010

Research and development	325	289	17,239
General and administrative	560	895	9,038
Financial expenses, net		-	56
Total stock-based compensation expense	885	1,184	26,333

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 12   -     RESEARCH AND DEVELOPMENT, NET

	December 31,		Period from September 22, 2000 (inception date) through December 31,
	2010	2009	2010

Research and development	1,385	1,069	24,756
Less : Ramot reverse accruals (See Note 3)	-	(760)	(760)
Less : Participation by the Israeli Office of the Chief Scientist	(340)	(128)	(1,266)
	1,045	181	22,730

NOTE 13   -     TAXES ON INCOME

A.	Tax rates applicable to the income of the subsidiary:

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

In March 2005, the Israeli Parliament passed the Arrangements Law for fiscal year 2005, which includes a broad and comprehensive amendment to the provisions of the Law ("Amendment No. 60 to the Law").

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:
	December 31,
	2010	2009

Operating loss carryforward	32,165	30,206

Net deferred tax asset before valuation allowance	13,187	12,858
Valuation allowance	(13,187)	(12,858)

Net deferred tax asset	-	-

As of December 31, 2010, the Company has provided valuation allowances of $13,012 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

E.	Available carryforward tax losses:

As of December 31, 2010, the Company has an accumulated tax loss carryforward of approximately $12,716. Carryforward tax losses in the U.S. can be carried forward and offset against taxable income in the future for a period of 20 years. Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

F.	Loss from continuing operations, before taxes on income, consists of the following:

	Year ended December 31,
	2010	2009

United States	(1,235)	(890)
Israel	(1,165)	(891)
	(2,400)	(1,781)

G.	Due to the company cumulative losses the effect of ASC 740 as codified from ASC 740-10 (formerly FIN 48) are not material.

H.	BCT has not received final tax assessments since its incorporation.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 14   -     TRANSACTIONS WITH RELATED PARTIES

	Year ended December 31,
	2010	2009

A. Fees and related benefits and compensation expenses in respect of options granted to a member of the Board who is a related party	318	27

B.	As for transactions with Ramot, see Note 3.

NOTE 15   -     SUBSEQUENT EVENTS

A.	In January and February 2011, the Company received additional grants from the Chief Scientific Officer, totaling $381, as its participation in 2010 Research and Development costs.

B.
In January 2011 Ramot exercised additional 167,530 Common Stock of the Company, for $35, which finalized the sale of the 1,120,000 Common Stock of the Company granted to Ramot for $235. In February 2011 the Company paid the remaining $5 and finalized the balance due to Ramot according to the settlement agreement between the parties dated December 24, 2009 (See Note 4).

C.
On January 18, 2011 the Company and an investor signed an agreement to balance amounts due to the investor, totaling $20, against the remaining balance of the investment. The Company issued to the investor 10,499,999 shares of Common Stock and a warrant to purchase 4,539,500 shares of the Company's Common Stock at an exercise price of $0.20 per share (see Note 15 B 1 (f)).

D.
On January 30, 2011 the Company signed an agreement with a new COO and acting CEO. According to the employment agreement, the new COO received 450,000 options to purchase Common Stock of the Company at $0.20.

E.
On February 7, 2011, the Company issued 833,333 shares of Common Stock, at a price of $0.3 per share, and a warrant to purchase 641,026 shares of the Company's Common Stock at an exercise price of $0.39 per share for one year for total proceeds of $250.

F.	On February 16, 2011 one of the Company's consultants exercised 100,000 warrants to Common Stock for $33.

G.	On February 17, 2011, one of the Company’s former employees exercised 56,330 options for $23.

H.
On February 18, 2011, the Company's legal advisor converted the entire accrued principal and interest of the Convertible Promissory Note granted on September 15, 2010, totaling $137, into 445,617 shares  of Common Stock ( See Note 8).

I.
On February 23, 2011, the Company entered into an investment agreement, pursuant to which the Company agreed to sell up to 12,815,000 shares of Common Stock, for an aggregate subscription price of up to $3.6 million and warrants to purchase up to 19,222,500 shares of Common Stock as follows: warrant to purchase 12,815,000 shares of Common Stock at $0.5 for two years, and warrants to purchase 6,407,500 shares of Common Stock at $0.28 for one year.

In addition, the Company agreed to pay 10% of the funds received for the distribution services received, out of this amount, 4% will be paid in stock and the remaining 6% in cash.

J.
On February 23, 2011, the Company submitted to the MOH, the sterility validation study report, as required in the clearance granted by the MOH to the Company in October 2010, for a Phase I/II clinical trial using the Company’s autologous NurOwn™ stem cell therapy in patients with ALS. (See note 1 I).

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 15   -     SUBSEQUENT EVENTS (Cont.)

K.
In February 2011, the U.S. Food and Drug Administration (FDA) has granted orphan drug designation to the Company’s NurOwn™ autologous adult stem cell product candidate for the treatment of amyotrophic lateral sclerosis (ALS).

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective.

A material weakness is a control deficiency, or combination of control deficiencies in internal control over financial reporting, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010:

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

Internal Control Enhancements Implemented During the Fiscal Year Ended December 31, 2010

During the fiscal year ended December 31, 2010, we were unable to implement any enhancements to our internal control over financial reporting due to insufficient funds.

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

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except as set forth below, for information required by Item 10 see the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Code of Ethics

On May 27, 2005, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, officers, employees, contractors, consultants and advisors. A copy of the Company’s Code of Business Conduct and Ethics is posted on the Company’s website at www.brainstorm-cell.com.We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics applicable to the Company’s principal executive officer or its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions) by posting such information on our website.

Item 11. EXECUTIVE COMPENSATION.

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

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	13,225,111	(1)	$0.187	318,351	(2)
Equity compensation plans not approved by security holders	0			0
Total	13,225,111	(1)		318,351	(2)

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

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

For information required by Item 14 see the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

BRAINSTORM CELL THERAPEUTICS INC.

Date: March 31, 2011	By:	/s/ Adrian Harel
Name: Adrian Harel
Title: Chief Executive Officer and Chief Operating Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adrian Harel	Chief Executive Officer and Chief Operating Officer	March 30, 2011
Adrian Harel	(Principal Executive Officer)

/s/ Liat Sossover	Chief Financial Officer	March 30, 2011
Liat Sossover	(Principal Financial and Accounting Officer)

/s/ Irit Arbel		March 30, 2011
Irit Arbel	Director

/s/ Abraham Efrati		March 30, 2011
Abraham Efrati	Director

/s/ Abraham Israeli		March 30, 2011
Abraham Israeli	Director

March 30, 2011
Alon Pinkas	Director

March 30, 2011
Robert Shorr	Director

/s/ Malcolm Taub		March 30, 2011
Malcolm Taub	Director

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of November 28, 2006, by and between Brainstorm Cell Therapeutics Inc., a Washington corporation, and Brainstorm Cell Therapeutics Inc., a Delaware corporation, is incorporated herein by reference to Appendix A of the Company’s Definitive Schedule 14A dated November 20, 2006 (File No. 333-61610).

3.1
Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. is incorporated herein by reference to Appendix B of the Company’s Definitive Schedule 14A dated November 20, 2006 (File No. 333-61610).

3.2	ByLaws of Brainstorm Cell Therapeutics Inc. is incorporated herein by reference to Appendix C of the Company’s Definitive Schedule 14A dated November 20, 2006 (File No. 333-61610).

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

10.2
Research and License Agreement, dated as of March 30, 2006, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 30, 2006 (File No. 333-61610).

10.3
Amendment Agreement, dated as of May 23, 2006, to Research and License Agreement, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated March 30, 2006 (File No. 333-61610).

10.4
Form of Common Stock Purchase Warrant, dated as of November 4, 2004, issued pursuant to Research and License Agreement with Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 4.07 of the Company’s Current Report on Form 8-K/A dated November 4, 2004 (File No. 333-61610).

10.5
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

10.7
Second Amended and Restated Research and License Agreement, dated July 31, 2007, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2007 (File No. 333-61610).

10.8
Second Amended and Restated Registration Rights Agreement, dated August 1, 2007, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2007 (File No. 333-61610).

10.9
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

10.11
Amendment No. 1 to Second Amended and Restated Research and License Agreement, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed Decembed 31, 2009 (File No. 333-61610).

10.12
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

10.14*
Employment Agreement, dated as of October 7, 2007, by and among Brainstorm Cell Therapeutics Ltd., the Company and Abraham Efrati is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated October 15, 2007 (File No. 333-61610).

10.15
Lease Agreement, dated as of December 1, 2004, among the Company, Petah Tikvah Science and Technology District ‘A’ Ltd., Petah Tikvah Science and Technology District ‘B’ Ltd. and Atzma and Partners Maccabim Investments Ltd. is incorporated herein by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-QSB dated December 31, 2004 (File No. 333-61610).

10.16*
Amended and Restated 2004 Global Share Option Plan is incorporated herein by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14Afiled April 29, 2008 (File No. 333-61610).

10.17*
Amended and Restated 2005 U.S. Stock Option and Incentive Plan is incorporated herein by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2008 (File No. 333-61610).

10.18*
Option Agreement, dated as of December 31, 2004, by and between the Company and David Stolick is incorporated herein by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K dated March 28, 2005 (File No. 333-61610).

10.19*
Amendment to Option Agreement, dated as of February 6, 2006, by and between the Company and David Stolick is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 6, 2006 (File No. 333-61610).

10.20
Common Stock Purchase Warrant, dated as of May 16, 2005, issued to Trout Capital LLC is incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2005 (File No. 333-61610).

10.21
Collaboration Agreement, dated as of December 26, 2006, by and between the Company and Fundacion para la Investigacion Medica Aplicada is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 23, 2007. (File No. 333-61610).

10.22
Subscription Agreement, dated July 2, 2007, by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.23
Amendment to Subscription Agreement, dated as of July 31, 2009, by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 24, 2009 (File No. 333-61610).

10.24
Form of Common Stock Purchase Warrant issued by the Company to ACCBT Corp. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.25
Form of Registration Rights Agreement by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.26
Form of Security Holders Agreement, by and between ACCBT Corp. and certain security holders of the Registrant is incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.27
Finder’s Fee Agreement, dated as of October 29, 2007, by and between the Company and Tayside Trading Ltd. is incorporated herein by reference to Exhibit 10.63 of the Company’s Annual Report on Form 10-KSB filed on April 14, 2008 (File No. 333-61610).

10.28
Subscription Agreement, dated January 24, 2010, by and between the Company and Reytalon Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 1, 2010 (File No. 333-61610).

10.29
Common Stock Purchase Warrant, dated January 24, 2010, issued by the Company to Reytalon Ltd. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 1, 2010 (File No. 333-61610).

10.30
Securities Purchase Agreement, dated as of February 17, 2010, by and between the Company and Abraham Suisse is incorporated herein by reference to Exhibit 10.69 of the Company’s Annual Report on Form 10-K filed on March 25, 2010 (File No. 333-61610).

10.31
Securities Purchase Agreement, dated as of February 17, 2010, by and between the Company and Yaakov Ben Zaken is incorporated herein by reference to Exhibit 10.70 of the Company’s Annual Report on Form 10-K filed on March 25, 2010 (File No. 333-61610).

10.32
Securities Purchase Agreement, dated as of February 17, 2010, by and between the Company and Abram Nanikashvili is incorporated herein by reference to Exhibit 10.71 of the Company’s Annual Report on Form 10-K filed on March 25, 2010 (File No. 333-61610).

10.33*
Agreement, dated April 13, 2010, by and between the Company, Abraham Israeli and Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 15, 2010 (File No. 333-61610).

10.34
Convertible Promissory Note, dated as of September 15, 2010, issued by the Company to Thomas B. Rosedale is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 15, 2010 (File No. 333-61610).

10.35*
Employment Agreement, dated June 23, 2010, by and between the Brainstorm Cell Therapeutics Ltd. and Liat Sossover is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010 (File No. 333-61610).

10.36*
Employment Agreement, dated January 30, 2011, by and between Brainstorm Cell Therapeutics Ltd. and Dr. Adrian Harel is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 2, 2011 (File No. 333-61610).

10.37	Form of Securities Purchase Agreement, dated as of February 2011, by and between the Company and certain investors.

10.38	Form of Common Stock Purchase Warrant, dated as of February 2011, issued by the Company to certain investors.

10.39	Form of Securities Purchase Agreement, dated as of February 7, 2011, by and between the Company and Karinel Ltd.

10.40	Form of Common Stock Purchase Warrant, dated as of February 7, 2011, issued by the Company to Karinet Ltd.

21	Subsidiaries of the Company is incorporated herein by reference to Exhibit 21 of the Company’s Transition Report on Form 10-KSB filed on March 30, 2007 (File No. 333-61610).

23	Consent of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu.

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.