Form 10-Q
period 2011-03-31
BRAINSTORM CELL THERAPEUTICS INC
filed 2011-05-13
CIK 1137883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission File Number 333-61610

BRAINSTORM CELL THERAPEUTICS INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8133057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

605 Third Avenue, 34th Floor
New York, NY 10158
(Address of principal executive offices)

(212) 557-7200
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

As of May 9, 2011, the number of shares outstanding of the registrant’s common stock, $0.00005 par value per share, was 120,459,641.

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this quarterly report on Form 10-Q, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011

UNAUDITED

U.S. DOLLARS IN THOUSANDS

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011

UNAUDITED

U.S. DOLLARS IN THOUSANDS

INDEX

Page

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Statements of Changes in Stockholders' Equity (Deficiency)	6 – 12

Consolidated Statements of Cash Flows	13

Notes to Consolidated Financial Statements	14 - 29

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands
(Except share data)

	March 31,	December 31,
	2011	2010
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	$3,664	$93
Accounts other receivable and prepaid expenses	221	486
Total current assets	3,885	579

Long-Term Investments:
Prepaid expenses	-	1
Severance pay fund	100	90
Total long-term investments	100	91

Property and Equipment, Net	418	419

Total assets	$4,403	$1,089

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Trade payables	$401	$307
Other accounts payable and accrued expenses	1,209	979
Short-term convertible note	-	137
Total current liabilities	1,610	1,423

Accrued Severance Pay	127	125

Total liabilities	1,737	1,548

Commitments And Contingencies Stockholders' Equity (Deficiency):
Stock capital: (Note 8)	6	5
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at March 31, 2011 and December 31, 2010; Issued and outstanding: 121,034,291 and 95,832,978 shares at March 31, 2011 and December 31, 2010, respectively.

Additional paid-in-capital	43,525	39,696
Deficit accumulated during the development stage	(40,865)	(40,160)
Total stockholders' equity (deficiency)	2,666	(459)

Total liabilities and stockholders' equity	$4,403	$1,089

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands
(Except share data)

	Three months		Period from September 22, 2000 (inception date) through
	ended March 31,		March 31,
	2011	2010	2011
	Unaudited		Unaudited

Operating costs and expenses:

Research and development, net	$270	$239	$23,000
General and administrative	258	370	15,056

Total operating costs and expenses	528	609	38,056

Financial income expenses, net	177	6	2,573

Operating loss	705	615	40,629

Taxes on income	-	-	72

Loss from continuing operations	705	615	40,701

Net loss from discontinued operations	-	-	164

Net loss	705	615	40,865

Basic and diluted net loss per share from continuing operations	$0.01	$0.01

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	108,895,199	81,560,155

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

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(Except share data)

	Common stock			Additional paid-in	Deferred stock - based	Deficit accumulated during the development	Total stockholders' equity
	Number	Amount		capital	compensation	stage	(deficiency)

Balance as of December 31, 2008	55,241,418	$3		$33,881	$-	$(35,960)	$(2,076)

Stock-based compensation related to options and stock granted to service providers	5,284,284	(*	)	775	-	-	775
Stock-based compensation related to stock and options granted to directors and employees	-	-		409	-	-	409
Conversion of convertible loans	2,500,000	(*	)	200	-	-	200
Exercise of warrants	3,366,783	(*	)	-	-	-	-
Stock issued for amendment of private placement	9,916,667	1		-	-	-	1
Subscription of shares	-	-		729	-	-	729
Net loss	-	-		-	-	$(1,781)	(1,781)
Balance as of December 31, 2009	76,309,152	$4		$35,994	$-	$(37,741)	$(1,743)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(Except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)
Balance as of December 31, 2009	76,309,152	$4	$35,994	-	$(37,741)	$(1,743)
Stock-based compensation related to options and stock granted to service providers	443,333	* -	96	-	-	96
Stock-based compensation related to stock and options granted to directors and employees	466,667	* -	388	-	-	388
Stock issued for amendment of private placement	7,250,000	1	1,750	-	-	1,751
Conversion of convertible note	402,385	* -	135	-	-	135
Conversion of convertible loans	1,016,109	* -	189	-	-	189
Issuance of shares	2,475,000		400			400
Exercise of options	1,540,885	* -	77	-	-	77
Exercise of warrants	3,929,446	* -	11	-	-	11
Subscription of shares for private placement at $0.12 per unit			455	-	-	455
Conversion of trade payable to stock			201			201
Issuance of shares on account of previously subscribed shares	2,000,001	* -	-	-	-	-
Net loss	-	-	-	-	(2,419)	(2,419)

Balance as of December 31, 2010	95,832,978	$5	$39,696	$-	$(40,160)	$(459)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2010	95,832,978	$5	$39,696	$-	$(40,160)	$(459)

Stock-based compensation related to options and stock granted to service providers	-	-	(20)	-	-	(20)
Stock-based compensation related to stock and options granted to directors and employees	-	-	27	-	-	27
Stock issued for private placement	833,333	-	250	-	-	250
Conversion of convertible note	445,617	-	137	-	-	137
Exercise of options , net	94,764	-	55	-	-	55
Stock issued for private placement	13,327,600	1	3,356	-	-	3,357
Issuance of shares on account of previously subscribed shares (See also Note 7B.1.f)	10,499,999	-	24	-	-	24
Net loss	-	-	-	-	(705)	(705)

Balance as of March 31, 2011	121,034,291	$6	43,525	$-	$(40,865)	$2,666

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(except share data)

	Three months ended March 31,		Period from September 22, 2000 (inception date) through March 31,
	2011	2010	2011
	Unaudited		Unaudited
Cash flows from operating activities:
Net loss	$(705)	$(615)	$(40,865)
Less - loss for the period from discontinued operations	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:			698
Depreciation and amortization of deferred charges	38	42	188
Severance pay, net	(8)	12	27
Accrued interest on loans	-	-	448
Amortization of discount on short-term loans	-	-	1,864
Change in fair value of options and warrants	-	-	(795)
Expenses related to shares and options granted to service providers	(20)	87	21,017
Stock-based compensation granted to employees	27	96	5,713
Decrease (increase) in other accounts receivable and prepaid expenses	265	(65)	(221)
Increase (decrease) in trade payables	94	(61)	874
Increase (decrease) in other accounts payable and accrued expenses	254	(94)	1,715
Erosion of restricted cash	-	-	(6)
Net cash used in continuing operating activities	(55)	(598)	(9,179)
Net cash used in discontinued operating activities	-	-	(23)
Total net cash used in operating activities	(55)	(598)	(9,202)

Cash flows from investing activities:
Purchase of property and equipment	(37)	(4)	(1,122)
Restricted cash	-	-	6
Investment in lease deposit	1	-	-
Net cash used in continuing investing activities	(36)	(4)	(1,116)
Net cash used in discontinued investing activities	-	-	(16)
Total net cash used in investing activities	(36)	(4)	(1,132)

Cash flows from financing activities:
Proceeds from issuance of Common stock, net	3,607	1,800	12,324
Proceeds from loans, notes and issuance of warrants, net	-	-	2,061
Credit from bank	-	(37)	-
Proceeds from exercise of warrants and options	55	53	171
Repayment of short-term loans	-	-	(601)
Net cash provided by continuing financing activities	3,662	1,816	13,955
Net cash provided by discontinued financing activities	-	-	43
Total net cash provided by financing activities	3,662	1,816	13,998
Increase in cash and cash equivalents	3,571	1,214	3,664
Cash and cash equivalents at the beginning of the period	93	1	-
Cash and cash equivalents at end of the period	3,664	1,215	3,664

Non-cash financing activities:
Conversion of convertible loan and convertible note to shares
Conversion of trade payable to Common Stock $84	137	324
Conversion of other accounts payable to Common Stock	24

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 1    -  GENERAL

A.	Brainstorm Cell Therapeutics Inc. (formerly: Golden Hand Resources Inc.) ("Company") was incorporated in the State of Washington on September 22, 2000.

B.
On May 21, 2004, the former major stockholders of the Company entered into a purchase agreement with a group of private investors, who purchased from the former major stockholders 6,880,000 shares of the then issued and outstanding 10,238,000 shares of Common Stock.

C.
On July 8, 2004, the Company entered into a licensing agreement with Ramot of Tel Aviv University Ltd. ("Ramot"), an Israeli corporation, to acquire a license certain stem cell technology (see Note 3). Subsequent to this agreement, the Company decided to focus on the development of novel cell therapies for neurodegenerative diseases, particularly Parkinson's disease, based on the acquired technology and research to be conducted and funded by the Company.

D.
On November 22, 2004, the Company changed its name from Golden Hand Resources Inc. to Brainstorm Cell Therapeutics Inc. to better reflect its new line of business in the development of novel cell therapies for neurodegenerative diseases. The Company owns all operational property and equipment.

E.	On October 25, 2004, the Company formed a wholly-owned subsidiary in Israel, Brainstorm Cell Therapeutics Ltd. ("BCT").

F.	On September 17, 2006, the Company's changed its fiscal year-end from March 31 to December 31.

G.	In December 2006, the Company changed its state of incorporation from Washington to Delaware.

H.
Since inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, acquiring assets and raising capital. In addition, the Company has not generated revenues. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7, "Accounting and reporting by development Stage Enterprises" ASC 915-10 (formerly "SFAS" 7).

I.
In October 2010, the Israeli Ministry of Health granted clearance for a Phase I/II clinical trial using the Company’s autologous NurOwn™ stem cell therapy in patients with ALS, subject to some additional process specifications as well as completion of the sterility validation study for tests performed. This clearance is a significant milestone for the Company and may expedite further fundraisings.

On February 23, 2011, the Company submitted to the MOH the sterility validation study report, as required in the clearance granted by the MOH to the Company in October 2010, for a Phase I/II clinical trial using the Company’s autologous NurOwn™ stem cell therapy in patients with ALS.

J.
In February 2011, the U.S. Food and Drug Administration (FDA) granted orphan drug designation to the Company’s NurOwn™ autologous adult stem cell product candidate for the treatment of amyotrophic lateral sclerosis (ALS).

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 1    -  GENERAL (Cont.)

GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the three months ended on March 31, 2011, resulted in a net loss of $705. The Company’s balance sheet reflects accumulated deficit of $40,865. These conditions, together with the fact that the Company is a development stage and have no revenues nor that revenues are expected in the near future, raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital.

As a result of the past difficulty, to raise sufficient funds, to support all of the Company’s projects, the Company decided to reduce its activity and focus only on the effort to commence clinical trials in ALS amyotrophic lateral sclerosis (ALS) in 2011. During the first quarter of 2010, the Company entered into an agreement with Hadassah Medical Centre to conduct clinical trials in up to 26 ALS patients in 2011.

In February 2011, the Company raised approximately $3.8 million from institutional and private investors. However, there can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

These financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2   -   SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2010 are applied consistently in these financial statements.

NOTE 3  -    UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its wholly-owned subsidiary as of March 31, 2011 and for the three months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2011.

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

a)
Ramot released the Company from its obligation to fund the extended research period in the total amount of $1,140. Therefore, the Company reversed an expense in 2009, equal to $760, from its research and development expenses that were previously expensed.

b)
Past due amounts of $240 for the initial research period plus interest of $32 owed by the Company to Ramot were converted into 1,120,000 shares of Common Stock on December 30, 2009. Ramot was required to deposit the shares with a broker and only sell the shares in the open market after 185 days from the issuance date.

c)
In the event that the total proceeds generated by sales of the shares on December 31, 2010, together with the March 31, 2010 payment, are less than $240 on or prior to December 31, 2010, then on such date the Company would be required to pay to Ramot the difference between the proceeds that Ramot has received from sales of the shares up to such date together with the September Payment (if any) that has been transferred to Ramot up to such date, and $240.  Related compensation in the amount of $51 was recorded as research and development expenses.

In January 2011, Ramot exercised additional 167,530 Common Stock of the Company, for $35, which finalized the sale of the 1,120,000 Common Stock of the Company granted to Ramot for $235. In February 2011, the Company paid the remaining $5 and finalized the balance due to Ramot according to the settlement agreement between the parties dated December 24, 2009.

NOTE 5   -   CONSULTING AGREEMENTS

A.
On July 8, 2004, the Company entered into consulting agreements with each of Prof. Eldad Melamed and Dr. Daniel Offen (together, the "Consultants"), under which the Consultants provide the Company scientific and medical consulting services in consideration for a monthly payment of $6 each. In addition, the Company granted each of the Consultants, a fully vested warrant to purchase 1,097,215 shares of Common Stock at an exercise price of $0.01 per share. The warrants issued pursuant to the agreements were issued to the Consultants effective as of November 4, 2004. Each of the warrants was exercisable for a seven-year period beginning on November 4, 2005. As of September 2010, all the above warrants had been exercised.

B.
On December 16, 2010, the Company granted to the consultants 1,100,000 shares of the Company's Common Stock for services rendered through December 31, 2010. Related compensation in the amount of $220 is recorded as research and development expense.

C.	As of March 31, 2011, the Company had a total liability of $212 for services rendered by the Consultants under the abovementioned agreements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 6   -   SHORT-TERM CONVERTIBLE NOTE

On December 13, 2009, the Company issued a $135 Convertible Promissory Note to its legal advisor for $217 in legal fees accrued through October 31, 2009. Interest on the Note accrued at the rate of 4%. The legal advisor had the right at any time to convert all or part of the outstanding principal and interest amount of the note into shares of Common Stock based on the five day average closing stock price prior to conversion election.

The difference between the amount the Company owed to the legal advisor and the principal of the Convertible Promissory Note in the amount of $82 was deducted from general and administrative expenses. Since the outcome of the issuance of the shares was to relieve the debtor from its obligation, based on guidance in ASC 860-10 and ASC 450-20 Extinguishment of Liabilities” the Company derecognized the liability with the difference recognized in earnings.

On February 19, 2010, the Company's legal advisor converted the entire accrued principal and interest of a $135 Convertible Promissory Note into 402,385 shares of Common Stock.

On September 15, 2010, the Company issued a $135 Convertible Promissory Note to its legal advisor for certain legal fees accrued through December 31, 2010. Interest on the Note was at the annual rate of 4%. The legal advisor had the right at any time to convert all or part of the outstanding principal and interest amount of the note into shares of Common Stock based on the five day average closing stock price prior to conversion election.

On February 18, 2011, the legal advisor converted the entire accrued principal and interest into 445,617 shares of Common Stock.

NOTE 7   -   SHORT-TERM LOANS

In March 2007, the Company issued a $150 convertible note to a lender, with an annual interest rate of 8% for the first year, with an increase up to 10% after the first year. On January 27, 2010, the lender converted the entire accrued principal and interest of $189 into 1,016,109 shares of Common Stock of the Company.

Since the outcome of the issuance of the shares was to relieve the debtor from its obligation, based on guidance in ASC 860-10 and ASC 450-20 Extinguishment of Liabilities” the Company derecognized the liability with the difference recognized in earnings.

NOTE 8   -   STOCK CAPITAL

A.	The rights of Common Stock are as follows:

Holders of Common Stock have the right to receive notice to participate and vote in annual and special meetings of the Stockholders of the Company, the right to a share in the excess of assets upon liquidation of the Company and the right to receive dividends, if declared.

The Common Stock is registered and publicly traded on the Over-the-Counter Bulletin Board service of the FINRA, under the symbol BCLI.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 8   -   STOCK CAPITAL (Cont.)

B.	Issuance of shares warrants and options:

1.	Private placements:

a)	On June 24, 2004, the Company issued to investors 8,510,000 shares of Common Stock for total proceeds of $60 (net of $25 issuance expenses).

b)
On February 23, 2005, the Company completed a private placement for the sale of 1,894,808 units for total proceeds of $1,418. Each unit consists of one share of Common Stock and a three-year warrant to purchase one share of Common Stock at $2.50 per share. This private placement was consummated in three tranches which closed in October 2004, November 2004 and February 2005.

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

On August 18, 2009, the Company entered into an amendment to the investment agreement with the investor providing for the following:

(a)
The investor shall invest the remaining amount of the original investment agreement at price per share of $0.12 in monthly installments of not less than $50 starting August 1, 2009. The investor may accelerate such payments in its discretion.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 8   -   STOCK CAPITAL (Cont.)

B.	Issuance of shares warrants and options: (Cont.)

1.	Private placements: (Cont.)

f)	(Cont.)

(b)	The exercise price of the last 10,083,334 warrants was reduced from an exercise price of $0.36 per share to $0.29 per share.

(c)	All warrants expire on November 5, 2013 instead of November 5, 2011.

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

On January 18, 2011, the Company and an investor signed an agreement to offset amounts due to the investor, totaling $20, against the remaining balance of the investment. The Company issued to the investor 10,499,999 shares of Common Stock and a warrant to purchase 4,539,500 shares of the Company's Common Stock at an exercise price of $0.20 per share

As of March 31, 2011, the Company issued to the investor and its designees an aggregate of 41,666,667 shares of common stock and a warrant to purchase 10,083,333 shares of the Company's common stock at an exercise price of $0.20 per share and a warrant to purchase 20,166,667 shares of common stock at an exercise price of $0.29 per share. The warrants may be exercised at any time and expire on November 5, 2013.

In addition, the Company agreed to issue an aggregate of 1,250,000 shares of Common Stock to a related party as an introduction fee for the investment. The shares were to be issued pro rata to the funds received from the investor.

As of December 31, 2010, the introduction fee was paid in full.

g)
In January 2010, the Company issued 1,250,000 units to a private investor for total proceeds of $250. Each unit consists of one share of Common Stock and a two-year warrant to purchase one share of Common Stock at $0.50 per share.

h)
In February 2010, the Company issued 6,000,000 shares of Common Stock to three investors (2,000,000 to each investor) and warrants to purchase an aggregate of 3,000,000 shares of Common Stock (1,000,000 to each investor) with an exercise price of $0.5 for aggregate proceeds of $1,500 ($500 each) through February 17, 2012.

i)
On February 7, 2011, the Company issued 833,333 shares of Common Stock, at a price of $0.3 per share, and a warrant to purchase 641,026 shares of the Company's Common Stock at an exercise price of $0.39 per share for one year for total proceeds of $250.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 8   -   STOCK CAPITAL (Cont.)

B.	Issuance of shares warrants and options: (Cont.)

1.	Private placements: (Cont.)

j)
On February 23, 2011, the Company entered into an investment agreement, pursuant to which the Company sold 12,815,000 shares of Common Stock, for an aggregate subscription price of $3.6 million and warrants to purchase up to 19,222,500 shares of Common Stock as follows: warrant to purchase 12,815,000 shares of Common Stock at $0.5 for two years, and warrants to purchase 6,407,500 shares of Common Stock at $0.28 for one year.

In addition, the Company agreed to pay 10% of the funds received for the distribution services received, out of this amount, 4% was be paid in stock and the remaining 6% in cash. Accordingly, in March 2011, the Company issued 512,600 Common Stock and paid $231 for the investment banking related to the investement.

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

Each option granted under the plans is exercisable until the earlier of ten years from the date of grant of the option or the expiration dates of the respective option plans. The 2004 and 2005 options plans will expire on November 25, 2014 and March 28, 2015, respectively. The exercise price of the options granted under the plans may not be less than the nominal value of the shares into which such options are exercised. The options vest primarily over three years. Any options that are canceled or forfeited before expiration become available for future grants.

On June 5, 2008, the Company's stockholders approved an amendment and restatement of the Company’s 2004 Global Share Option Plan and 2005 U.S. Stock Option and Incentive Plan to increase the number of shares of common stock available for issuance under these stock option plans in the aggregate by 5,000,000 shares.

As of March 31, 2011, 1,392,452 options are available for future grants.
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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 8   -   STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

a)	Options to employees and directors: (Cont.)

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

On November 5, 2008, the Company entered into an amendment to the Company's option agreement with the Company's Chief Executive Officer. The amendment changes the exercise price of the option for the purchase 1,000,000 shares from $0.87 to $0.15 per share. The compensation related the modification of the purchase price in the amount of $4 was recorded as general and administrative expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 8   -   STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

a)	Options to employees and directors: (Cont.)

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

On June 29, 2009, the Company granted to its former Chief Financial Officer an option to purchase 200,000 shares of Common Stock at an exercise price of $0.067 per share. The option vested with respect to 1/3 of the shares subject to the option. In connection with the former Chief Financial Officer’s resignation, 2/3 of the above shares were cancelled and the remaining 66,667 remain exercisable through April 7, 2011.

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

On April 13, 2010, the Company, Abraham Israeli and Hadasit Medical Research Services and Development Ltd. (“Hadasit”) entered into an Agreement (the “Agreement”) pursuant to which Mr. Israeli agreed, during the term of the Agreement, to serve as (i) the Company’s Clinical Trials Advisor and (ii) a member of the Company’s Board of Directors.  In consideration of the services to be provided by Mr. Israeli to the Company under the Agreement, the Company agreed to grant options annually during the term of the Agreement for the purchase of its Common Stock, as follows:

•	An option for the purchase of 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share to Mr. Israeli; and
•	An option for the purchase of 33,334 shares of Common Stock at an exercise price equal to $0.00005 per share to Hadasit,
•	* Such options will vest and become exercisable in twelve (12) consecutive equal monthly amounts.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 8   -   STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

a)	Options to employees and directors: (Cont.)

On January 30, 2011, the Company signed an agreement with a new COO and acting CEO. According to the employment agreement, the new COO received 450,000 options to purchase Common Stock of the Company at $0.20.

In February 2011, two employees exercised 66,667 options for $16.

b)	Restricted shares to directors:

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the period ended March 31, 2011
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	6,893,024	0.183	-
Granted	-	-	-
Exercised	(222,997)	0.15	-
Cancelled	(982,601)	0.15	-

Outstanding at end of period	5,687,426	0.184	1,045,634

Vested and expected-to-vest at end of period	6,893,024	0.184	1,264,634

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 8   -   STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

b)	Restricted shares to directors (Cont.):

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

In May 2010, based on a board resolution dated June 29, 2009, the Company issued to three of its directors 300,000 (total) restricted shares of Common Stock. The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date.

In May and in June 2010, based on a board resolution dated June 29, 2009, the Company issued to three of its Scientific Advisory Board members and two of its Advisory Board members 500,000 restricted shares of common stock. The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date.

On April 6, 2010, Prof. Melamed fully exercised his warrant to purchase 1,097,215 shares of the Company’s Common Stock. The warrant was issued to him pursuant to the agreement with the Consultant effective as of November 4, 2004.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 8   -   STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to investors and service providers:

a)	Warrants to investors and service providers and investors:

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through

November 2004	12,800,845	10,511,069	151,803	2,137,973	0.01	2,137,973	November 2012
December 2004	1,800,000	1,800,000		-	0.00005	—	-
February 2005	1,894,808		1,894,808	-	2.5	-	-
May 2005	47,500		47,500	-	1.62	-	-
June 2005	30,000			30,000	0.75	30,000	June 2015
August 2005	70,000		70,000	-	0.15	-	-
September 2005	3,000	3,000		-	0.15	-	-
September 2005	36,000		36,000	-	0.75	-	-
September-December 2005	500,000		500,000	-	1	-	-
December 2005	20,000	20,000		-	0.15	-	-
December 2005	457,163			457,163	0.15	457,163	December 2015
February 2006	230,000			230,000	0.65	230,000	February 2016
February 2006	40,000		40,000	-	1.5	-
February 2006	8,000		8,000	-	0.15	-
February 2006	189,000	97,696	91,304	-	0. 5	-	-
May 2006	50,000			50,000	0.0005	50,000	May 2016
May -December 2006	48,000			48,000	0.35	48,000	May - December 2011
May -December 2006	48,000			48,000	0.75	48,000	May - December 2011
May 2006	200,000			200,000	1	200,000	May 2011
June 2006	24,000			24,000	0.15	24,000	June 2011
May 2006	19,355			19,355	0.15	19,355	May 2011
October 2006	630,000	630,000		-	0.3	-	-
December 2006	200,000		200,000	-	0.45	-	-
March 2007	200,000			200,000	0.47	200,000	March 2012
March 2007	500,000			500,000	0.47	458,333	March 2017
March 2007	50,000		50,000	-	0.15	-	-
March 2007	15,000			15,000	0.15	15,000	February 2012
February 2007	50,000		50,000	-	0.45	-	-
March 2007	225,000		225,000	-	0.45	-	-
March 2007	50,000			50,000	0.45	50,000	March 2012
April 2007	33,300		33,300	-	0.45	-	-
May 2007	250,000		250,000	-	0.45	-	-
July 2007	500,000			500,000	0.39	500,000	July 2017
September 2007	500,000			500,000	0.15	500,000	August 2017
August 2007	7,562,500			7,562,500	0.2	7,562,500	November 2013
July 2007	30,000		30,000	-	0.45	-	-
July 2007	100,000		100,000	-	0.45	-	-
October 2007	200,000			200,000	0.15	200,000	August-October 2017
November 2007	2,520,833			2,520,833	0.20	2,520,833	November 2013
November 2007	2,016,667			2,016,667	0.29	2,016,667	November 2013
April 2008	4,537,500			4,537,500	0.29	4,537,500	November 2013
August 2008	3,529,166			3,529,166	0.29	3,529,166	November 2013
August 2008	1,008,334			1,008,334	0.29	1,008,333	November 2013
November 2008	100,000			100,000	0.15	100,000	September 2018
April 2009	200,000			200,000	0.1	200,000	April 2019
October 2009	200,000			200,000	0.067	66,667	October 2019
October 2009	4,537,500			4,537,500	0.29	4,537,500	November 2013
January 2010	1,250,000			1,250,000	0.5	1,250,000	January 2012
February 2010	125,000			125,000	0.01	125,000	February 2012
February 2010	3,000,000			3,000,000	0.5	3,000,000	February 2012
January 2011	4,537,500			4,537,500	0.29	4,537,500	November 2013
February 2011	641,026			641,026	0.39	641,026	February 2012
February 2011	6,407,500			6,407,500	0.28	6,407,500	February 2012
February 2011	12,815,000			12,815,000	0.5	12,815,000	February 2013
	77,037,497	13,061,765	3,777,715	60,198,017		60,023,016

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 8   -   STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

a)	Warrants: (Cont.)

The fair value for the warrants to service providers was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for the 3 month activity ended on March 31, 2011; weighted average volatility of 134%-141%, risk free interest rates of 2.26%-3.47% dividend yields of 0% and a weighted average life of the options of 6-10 years.

b)	Shares:

On June 1 and June 4, 2004, the Company issued 40,000 and 150,000 shares of Common Stock for 12 months of filing services and legal and due diligence services, respectively, with respect to a private placement. Compensation expense related to filing services, totaling $26, was amortized over a 12-month period. Compensation related to legal services, totaling $105 was recorded as equity issuance cost and had no effect on the statement of operations.

On July 1 and September 22, 2004, the Company issued 20,000 and 15,000 shares, respectively, to a former director for financial services for the first and second quarters of 2004, respectively. Related compensation in the amount of $39 was recorded as general and administrative expense.

On February 10, 2005, the Company signed an agreement with one of its service providers under which the Company issued to the service provider 100,000 restricted shares at a purchase price of $0.00005 par value under the U.S. Stock Option and Incentive Plan of the Company. All restrictions on these shares have lapsed.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 8   -   STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

b)	Shares: (Cont.)

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

On April 1 and March 31, 2006, the Company issued to its business Related compensation in the amount of $74 was recorded as general and administrative expense

On February 16, 2011, one of the Company's consultants exercised 100,000 warrants to Common Stock for $33.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 8   -   STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

b)	Shares: (Cont.)

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

On March 5, 2007, the Company issued a $150 Convertible Promissory Note to a third party. Interest on the note accrued at the rate of 8% per annum for the first year and 10% per annum after the first year. On January 27, 2010, the third party converted the entire accrued principal and interest outstanding under the note, amounting to $189, into 1,016,109 shares of Common Stock.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 8   -   STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

b)	Shares: (Cont.)

On December 13, 2009, the Company issued a $135 Convertible Promissory Note to it legal advisor for $217 in legal fees accrued through October 31, 2009. Interest on the note accrued at the rate of 4%.  On February 19, 2010, the Company’s legal advisor converted the entire accrued principal and interest of outstanding under the note into 402,385 shares of Common Stock.

In May 2010, based on a board resolution dated June 29, 2009, the Company issued to one of its public relation advisor 100,000 restricted shares of Common Stock. The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date.

On December 16, 2010, the Company issued to its service provider 83,333 shares of the Company's Common Stock. The shares are for investor and public relation services. Related compensation in the amount of $40 is recorded as general and administrative expense.

On December 16, 2010, the Company issued to its Chief Medical Advisor 900,000 shares of the Company's Common Stock for services rendered through December 31 2010. Related compensation in the amount of $180 is recorded as research and development expense (see Note 5B).

On December 16, 2010, the Company issued to its Chief Scientist 200,000 shares of the Company's Common Stock for services rendered through December 31, 2010. Related compensation in the amount of $40 is recorded as research and development expense (see Note 5B).

On February 18, 2011, the Company's legal advisor converted the entire accrued principal and interest of the Convertible Promissory Note granted on September 15, 2010, totaling $137, into 445,617 shares of Common Stock.

The total stock-based compensation expense, related to shares, options and warrants granted to employee’s directors and service providers, was comprised, at each period, as follows:

	Three months ended March 31		Period from September 22, 2000 (inception date) through March 30,
	2011	2010	2010
	Unaudited		Unaudited

Research and development	$9	$30	$17,248
General and administrative	(2)	155	9,036
Financial expenses, net	-	-	56
Total stock-based compensation expense	$7	$185	$26,340

NOTE 9   -   SUBSEQUENT EVENTS

In April 2011, one of the Company’s former employees exercised 125,350 options for $37.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. and its potential future business operations and performance. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” Some of these are described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2010. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

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

In Israel, we have obtained Institutional Review Board (“IRB”) approval for a Phase I/II clinical study in ALS patients at the Hadassah Medical Center. In October 2010, the Israeli Ministry of Health (“MOH”) granted clearance for a Phase I/II clinical trial using the Company’s autologous NurOwn™ stem cell therapy in patients with ALS. The clearance granted by the MOH to  initiate the clinical trials was subject to some additional process specifications as well as completion of the sterility validation study for tests performed in the course of the process (in process controls) and at the end of the process. The sterility validation study reports were submitted to the MOH in February 2011 and we are currently awaiting final approval from the MOH.

In February 2011, the U.S. Food and Drug Administration (“FDA”) granted Orphan Drug designation to the Company’s NurOwn™ autologous adult stem cell product candidate for the treatment of ALS. Orphan Drug status entitles BrainStorm to seven years of marketing exclusivity for NurOwn™ upon regulatory approval, as well as the opportunity to apply for grant funding from the FDA of up to $400,000 per year for four years  to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA's application user fee.

Our efforts are directed at:

•	Finalizing a GMP compliant production process;
•	Demonstrating safety in human ALS patients;
•	Setting up centralized facilities to provide the therapeutic products and services for transplantation in patients in the US and in Europe, as part of the clinical development program; and
•	Submitting an IND to the FDA.

Our Approach

Our research team led by Prof. Melamed and Prof. Offen has shown that human bone marrow mesenchymal stem cells can be expanded and induced to differentiate into two types of brain cells, neuron-like and astrocyte-like, each having different therapeutic potential, as follows:

NurOwn™ program one - Neurotrophic-factors (“NTF”) secreting cells (MSC-NTF) - human bone marrow derived NTF secreting cells for treatment of, ALS, PD and MS. In-vitro differentiation of the expanded human bone marrow derived mesenchymal stem cells in a proprietary medium led to the generation of neurotrophic-factors secreting cells. The in-vitro differentiated cells were shown to express and secrete GDNF, as well as other NTFs, into the growth medium. GDNF is a neurotrophic-factor, previously shown to protect, preserve and even restore neuronal function, particularly dopaminergic cells in PD, but also neuron function in other neurodegenerative pathologies such as ALS and Huntington’s disease. Unfortunately, therapeutic application of GDNF is hampered by its poor brain penetration and stability. Attempting to infuse the protein directly to the brain is impractical and the alternative, using GDNF gene therapy, suffers from the limitations and risks of using viral vectors. Our preliminary results show that our NTF secreting cells, when transplanted into a 6-OHDA lesion PD rat model, show significant efficacy. Within weeks of the transplantation, there was an improvement of more than 50% in the animals’ characteristic disease symptoms.

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

Our technology is based on the NurOwn™ products - an autologous cell therapeutic modality, comprising the extraction of the patient bone marrow, which is then processed into the appropriate neuronal-like cells and re-implanted into the patient’s muscles, spinal cord or brain. This approach is taken in order to increase patient safety and minimize any chance of immune reaction or cell rejection.

The therapeutic modality will comprise the following:

•	Bone marrow aspiration from patient;

•	Isolation and expansion of the mesenchymal stem cells;

•	Differentiation of the expanded stem cells into neurotrophic-factor secreting cells; and

•	Autologous transplantation into the patient into the site of damage.

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until March 31, 2011, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2013. In addition, the Company has incurred operating costs and other expenses of approximately $528,000 during the three months ended March 31, 2011, and approximately $38,056,000 for the period from inception (September 22, 2000) until March 31, 2011. Operating expenses incurred since inception were approximately $15,056,000 for general and administrative expenses and $23,000,000 for research and development costs.

Research and Development, net:

Research and development expenses, net for the three months ended March 31, 2011 and 2010 were $270,000 and $239,000, respectively. In addition, the Company grant from The Office of the Chief Scientist increased by $26,000 to $100,000 for the three months ended March 31, 2011 from $84,000 for the three months ended March 31, 2010.

The increase in research and development expenses for the three months ended March 31, 2011 is primarily due to: (i) rent of clean rooms from Hadassah and (ii) the increase in development activities, including sterility validation studies and other tests required for clinical trials.

General and Administrative:

General and administrative expenses for the three months ended March 31, 2011 and 2010 were $258,000  and $370,000, respectively.

The decrease in general and administrative expenses for the three month period ended March 31, 2011 from the three month period ended March 31, 2010 is primarily due to a decrease of $157,000 in compensation expenses for options granted to employees that was offset mainly by an increase in (i) legal and accounting costs and (ii) payroll costs to employees.

Financial Expenses:

Financial expenses increased by $171,000 to expenses of $177,000 for the three months ended March 31, 2011 from expenses of $6,000 for the three months ended March 31, 2010.

The increase in financial expenses is primarily attributable to a conversion of a debt to a consultant to Common Stock of the Company.

Net Loss:

Net loss for the three months ended on March 31, 2011 was $705,000, as compared to a net loss of $615,000 for the three months ended March 31, 2010. Net loss per share for the three months ended March 31, 2011 was $0.01, as it also was for the three months ended March 31, 2010.

The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended March 31, 2011 was 108,895,199, compared to 81,560,155 for the three months ended March 31, 2010.

The increase in the weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended March 31, 2011 was due to (i) the issuances of shares in private placements, (ii) the conversion of convertible loans, (iii) the exercise of warrants and (iv) the issuance of shares to service providers.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common stock and warrants and the issuance of convertible promissory notes. At March 31, 2011, we had $3,885,000 in total current assets and $1,610,000 in total current liabilities.

Net cash used in operating activities was $55,000 for the three months ended March 31, 2011. Cash used for operating activities in the three months ended March 31, 2011 was primarily attributed to payroll costs, rent of clean rooms and materials for clinical trials, rent, outside legal fee expenses and public relations expenses.

Net cash used in investing activities was $36,000 for the three months ended March 31, 2011.

Net cash provided by financing activities was $3,662,000 for the three months ended March 31, 2011 is primarily attributable to funds received from sale of Common Stock and warrants to private and institutional investors (which are described in more detail below).

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

There were no significant changes to our critical accounting policies during the quarter ended March 31, 2011. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Internal Control Over Financial Reporting

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, which continued to exist as of March 31, 2011:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of legal proceedings affecting the Company refer to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There were no additional material developments to the legal proceedings affecting the Company in the fiscal quarter ended March 31, 2011.

From time to time, we may become involved in litigation relating to claims arising out of operations in the normal course of business, which we consider routine and incidental to our business. We currently are not a party to any material legal proceedings, other than as described in Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, the adverse outcome of which, in management’s opinion, would have a material adverse effect on our business, results of operation or financial condition.

Item 1A. Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Other Information.

During the quarter ended March 31, 2011, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

May 13, 2011	By:	/s/ Adrian Harel
Name: Adrian Harel Title: Acting Chief Executive Officer (Principal Executive Officer)

May 13, 2011	By:	/s/ Liat Sossover
Name: Liat Sossover Title: Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.