Form 10-Q
period 2011-06-30
BRAINSTORM CELL THERAPEUTICS INC
filed 2011-08-15
CIK 1137883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 10, 2011, the number of shares outstanding of the registrant’s common stock, $0.00005 par value per share, was 123,116,510.

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this quarterly report on Form 10-Q, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011

UNAUDITED

U.S. DOLLARS IN THOUSANDS

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011

UNAUDITED

U.S. DOLLARS IN THOUSANDS

INDEX

Page

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Statements of Changes in Stockholders' Equity (Deficiency)	7 – 13

Consolidated Statements of Cash Flows	14 - 15

Notes to Consolidated Financial Statements	16 - 32

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands
(Except share data)

	June 30,	December 31,
	2 0 1 1	2 0 1 0
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	$2,899	$93
Prepaid expenses	49	59
Other receivable	186	427
Total current assets	3,134	579

Long-Term Investments:
Prepaid expenses	9	1
Severance pay fund	94	90
Total long-term investments	103	91

Property and Equipment, Net	380	419

Total assets	$3,617	$1,089

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Trade payables	$296	$307
Accrued expenses	595	508
Other accounts payable	385	471
Short-term convertible note	-	137
Total current liabilities	1,276	1,423

Accrued Severance Pay	94	125

Total liabilities	1,370	1,548

Stockholders' Equity (Deficiency):
Stock capital: (Note 8)	6	5
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at June 30, 2011 and December 31, 2010; Issued and outstanding: 122,573,928 and 95,832,978 shares at June 30, 2011 and December 31, 2010, respectively.

Additional paid-in-capital	44,203	39,696
Deficit accumulated during the development stage	(41,962)	(40,160)
Total stockholders' equity (deficiency)	2,247	(459)

Total liabilities and stockholders' equity	$3,617	$1,089

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands
(Except share data)

	Six months		Three months		Period from September 22, 2000 (inception date) through
	ended June 30,		ended June 30,		June 30,
	2 0 1 1	2 0 1 0	2 0 1 1	2 0 1 0	2 0 1 1
	Unaudited		Unaudited		Unaudited

Operating costs and expenses:

Research and development, net	$856	$587	$586	$348	$23,586
General and administrative	1,087	638	829	268	15,885

Total operating costs and expenses	1,943	1,225	1,415	616	39,471

Financial (income) expenses, net	(14)	4	(191)	(2)	2,382
Other income	132	-	132	-	132

Total loss before income taxes	1,797	1,229	1,092	614	41,721

Taxes on income	5	-	5	-	77

Loss from continuing operations	1,802	1,229	1,097	614	41,798

Net loss from discontinued operations	-	-	-	-	164

Net loss	1,802	1,229	1,097	614	41,962

Basic and diluted net loss per share from continuing operations	0.02	0.01	0.01	0.01

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	115,108,731	85,552,899	121,253,983	88,609,663

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

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(Except share data)

	Common stock			Additional paid-in	Deferred stock - based	Deficit accumulated during the development	Total stockholders' equity
	Number	Amount		capital	compensation	stage	(deficiency)

Balance as of December 31, 2008	55,241,418	$3		$33,881	$-	$(35,960)	$(2,076)

Stock-based compensation related to options and stock granted to service providers	5,284,284	(	*)	775	-	-	775
Stock-based compensation related to stock and options granted to directors and employees	-	-		409	-	-	409
Conversion of convertible loans	2,500,000	(	*)	200	-	-	200
Exercise of warrants	3,366,783	(	*)	-	-	-	-
Stock issued for amendment of private placement	9,916,667	1		-	-	-	1
Subscription of shares	-	-		729	-	-	729
Net loss	-	-		-	-	$(1,781)	(1,781)
Balance as of December 31, 2009	76,309,152	$4		$35,994	$-	$(37,741)	$(1,743)

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

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(except share data)

					Deficit
					accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	Stock - based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2010	95,832,978	$5	$39,696	$-	$(40,160)	$(459)

Stock-based compensation related to options and stock granted to service providers	490,000	-	222	-	-	222
Stock-based compensation related to stock and options granted to directors and employees	238,333	-	443	-	-	443
Conversion of convertible note	445,617	-	137	-	-	137
Exercise of options , net	906,068	-	80	-	-	80
Stock issued for private placement	14,160,933	1	3,601	-	-	3,602
Issuance of shares on account of previously
subscribed shares	10,499,999	-	24	-	-	24
Net loss	-	-	-	-	(1,802)	(1,802)

Balance as of June 30, 2011	122,573,928	$6	44,203	$-	$(41,962)	$2,247

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(except share data)

	Six months		Period from September 22, 2000 (inception date) through
	ended June 30,		June 30,
	2 0 1 1	2 0 1 0	2 0 1 1
	Unaudited		Unaudited

Cash flows from operating activities:
Net loss	$(1,802)	$(1,229)	$(41,962)
Less - loss for the period from discontinued operations	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Depreciation and amortization of deferred charges	76	84	924
Severance pay, net	35))	2	-
Accrued interest on loans	-	-	448
Stock-based compensation related to options granted to employees	443	183	6,129
Amortization of discount on short-term loans	-	-	1,864
Change in fair value of options and warrants	-	-	(795)
Expenses related to shares and options granted to service providers	222	101	21,259
Increase (decrease) in trade payables and convertible loans	(11)	(33)	769
Increase (decrease) in other accounts payable and accrued expenses	1	(122)	1,462
Decrease (increase) in other receivable and prepaid expenses	251	(84)	(235)
Liability from shareholders	-	(25)	-
Erosion of restricted cash	-	-	(6)
Net cash used in continuing operating activities	(855)	(1,123)	(9,979)
Net cash used in discontinued operating activities	-	-	(23)
Total net cash used in operating activities	$(855)	$(1,123)	(10,002)

Cash flows from investing activities:
Purchase of property and equipment	(37)	-	(1,122)
Restricted cash	-	-	6
Investment in lease deposit	(8)		(9)
Net cash used in continuing investing activities	(45)	-	(1,125)
Net cash used in discontinued investing activities	-	-	(16)
Total net cash used in investing activities	(45)	-	(1,141)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(except share data)
(Cont.)

	Six months		Period from September 22, 2000 (inception date) through
	ended June 30,		June 30,
	2 0 1 1	2 0 1 0	2 0 1 1
	Unaudited		Unaudited

Cash flows from financing activities:
Proceeds from issuance of Common stock, net	$3,626	$1,800	$12,343
Proceeds from loans, notes and issuance of warrants, net	-	-	2,061
Credit from bank	-	(45)	-
Proceeds from exercise of warrants and options	80	92	196
Repayment of short-term loans	-	-	(601)
Net cash provided by continuing financing activities	3,706	1,847	13,999
Net cash provided by discontinued financing activities	-	-	43
Total net cash provided by financing activities	3,706	1,847	14,042

Increase in cash and cash equivalents	2,806	724	2,899
Cash and cash equivalents at the beginning of the period	93	1	-
Cash and cash equivalents at end of the period	$2,899	$725	$2,899

Non-cash financing activities:
Conversion of trade payable to Common Stock	137	324
Conversion of other accounts payable to Common Stock	24	-

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

On February 23, 2011, the Company submitted, to the Israel Ministry of Health (MOH), all the required documents. Following approval of the MOH, a Phase I/II clinical study for ALS patients using the Company’s autologous NurOwn™ stem cell therapy was initiated in June 2011.

J.
In February 2011, the U.S. Food and Drug Administration (FDA) granted orphan drug designation to the Company’s NurOwn™ autologous adult stem cell product candidate for the treatment of amyotrophic lateral sclerosis (ALS).

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

NOTE 1 -	GENERAL (Cont.)

GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the six months ended on June 30, 2011, resulted in a net loss of $1,802. The Company’s balance sheet reflects accumulated deficit of $41,962. These conditions, together with the fact that the Company is a development stage Company and has no revenues nor are revenues expected in the near future, raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital.

In 2009 the Company decided to focus on the effort to commence clinical trials in ALS amyotrophic lateral sclerosis (ALS) in 2011.

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

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its wholly-owned subsidiary as of June 30, 2011 and for the six months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2011.

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

A.
On July 8, 2004, the Company entered into consulting agreements with each of Prof. Eldad Melamed and Dr. Daniel Offen (together, the "Consultants"), under which the Consultants provide the Company scientific and medical consulting services in consideration for a monthly payment of $6 each. In addition, the Company granted each of the Consultants, a fully vested warrant to purchase 1,097,215 shares of Common Stock at an exercise price of $0.01 per share. The warrants issued pursuant to the agreements were issued to the Consultants effective as of November 4, 2004. Each of the warrants was exercisable for a seven-year period beginning on November 4, 2005. As of June 2011, all the above warrants had been exercised.

B.
On December 16, 2010, the Company granted to the Consultants 1,100,000 shares of the Company's Common Stock for services rendered through December 31, 2010. Related compensation in the amount of $220 is recorded as research and development expense.

C.	On June 27, 2011, the Company granted to one of the Consultants 400,000 shares of Common Stock of the Company for services rendered through December 31, 2009 in the amount of $192.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

NOTE 5	-	CONSULTING AGREEMENTS (Cont.)

E.	As of June 30, 2011, the Company had a total liability of $57 for services rendered by the Consultants under the abovementioned agreements.

NOTE 6	-	SHORT-TERM CONVERTIBLE NOTE

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

The difference between the amount the Company owed to the legal advisor and the principal of the Convertible Promissory Note in the amount of $82 was recorded in general and administrative expenses.

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

In March 2007, the Company issued a $150 convertible note to a lender, with an annual interest rate of 8% for the first year, with an increase up to 10% after the first year. On January 27, 2010, the lender converted the entire accrued principal and interest of $189 into 1,016,109 shares of Common Stock of the Company. After the balance sheet date, the Company issued an additional 309,977 shares of Common Stock of the Company with regard to the above conversion (see Note 9 C).

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

On January 18, 2011, the Company and the investor signed an agreement to offset amounts due to the investor, totaling $20, against the remaining balance of the investment. The Company issued to the investor 10,499,999 shares of Common Stock and a warrant to purchase 4,537,500 shares of the Company's Common Stock at an exercise price of $0.20 per share

As of June 30, 2011, the Company issued to the investor and its designees an aggregate of 41,666,667 shares of common stock and a warrant to purchase 10,083,333 shares of the Company's common stock at an exercise price of $0.20 per share and a warrant to purchase 20,166,667 shares of common stock at an exercise price of $0.29 per share. The warrants may be exercised at any time and expire on November 5, 2013.

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

In addition, the Company agreed to pay 10% of the funds received for the distribution services received, out of this amount, 4% was be paid in stock and the remaining 6% in cash. Accordingly, in March 2011, the Company issued 512,600 Common Stock and paid $231 for the investment banking related to the investment.

After the balance sheet date, 759,334 warrants to purchase shares of Common Stock at $0.28 were exercised for $213 (see Note 9 B).

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

On June 10, 2011, the Company's stockholders approved an amendment and restatement of the Company’s 2004 Global Share Option Plan and 2005 U.S. Stock Option and Incentive Plan to increase the number of shares of common stock available for issuance under these stock option plans in the aggregate by 5,000,000 shares.

As of June 30, 2011, 5,874,809 options are available for future grants.

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

On June 29, 2009, the Company granted to its Chief Executive Officer and director an option to purchase 1,000,000 shares of Common Stock at an exercise price of $0.067 per share. The option vests with respect to 1/3 of the shares subject to the option on each anniversary of the date of grant and expires after 10 years. The total compensation related to the option is $68, which is amortized over the vesting period as general and administrative expense. In February 2011, the prior CEO resigned. After the balance sheet date the Company signed a settlement agreement with the prior CEO under which 483,333 shares out of the above grant became fully vested exercisable through April 30 2012 (see Note 9 A).

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

In April 2010, the Company granted to Mr. Israeli an option to purchase 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share. The total compensation related to the option is $50, which is amortized over the vesting period as general and administrative expense.

On June 27 2011, the Company granted to Mr. Israeli an option to purchase 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share. The total compensation related to the option is $48, which is amortized over the vesting period as general and administrative expense.

On June 27 2011, the Company granted to its COO and acting CEO, an option to purchase 450,000 shares of Common Stock of the Company at $0.20. The total compensation related to the option is $177, which is amortized over the vesting period as general and administrative expense.

On June 27 2011, the Company granted to four of its directors an option to purchase 634,999 shares of Common Stock of the Company at $0.15. The total compensation related to the option is $287, which is amortized over the vesting period as general and administrative expense.

In the six months ended June 30 2011, 618,823 options were exercised by employees and former employees of the Company for $93.

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the period ended June 30, 2011
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	6,893,024	0.183	-
Granted	1,251,665	0.148
Exercised	(618,823)	0.159
Cancelled	(1,849,268)	0.159

Outstanding at end of period	5,676,598	0.166	941,323

Vested and expected-to-vest at end of period	3,989,932	0.147	585,487

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

NOTE 8	-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

b)	Restricted shares to directors:

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

One December 16, 2010, the Company granted to two of its directors 400,000 shares of Common Stock. Related compensation in the amount of $80 was recorded as general and administrative costs in 2010. These shares were actually granted in June 2011, and an additional related compensation in the amount of $112 was recorded as general and administrative expense.

One June 27 2011, the Company granted to two of its directors 476,666 Common Stock, out of which 216,666 are fully vested and 260,000 shares will be vested in 12 equal monthly installments through June 2012. Related compensation in the amount of $229 will be recorded as general and administrative expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

NOTE 8	-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to investors and service providers:

a)	Warrants to investors and service providers and investors:

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through

November 2004	12,800,845	10,723,197	151,803	1,925,845	0.01	1,925,845	November 2012
December 2004	1,800,000	1,800,000		-	0.00005	—	-
February 2005	1,894,808		1,894,808	-	2.5	-	-
May 2005	47,500		47,500	-	1.62	-	-
June 2005	30,000			30,000	0.75	30,000	June 2015
August 2005	70,000		70,000	-	0.15	-	-
September 2005	3,000	3,000		-	0.15	-	-
September 2005	36,000		36,000	-	0.75	-	-
September-December 2005	500,000		500,000	-	1	-	-
December 2005	20,000	20,000		-	0.15	-	-
December 2005	457,163			457,163	0.15	457,163	December 2015
February 2006	230,000			230,000	0.65	230,000	February 2016
February 2006	40,000		40,000	-	1.5	-
February 2006	8,000		8,000	-	0.15	-
February 2006	189,000	97,696	91,304	-	0. 5	-	-
May 2006	50,000			50,000	0.0005	50,000	May 2016
May -December 2006	48,000			48,000	0.35	48,000	May - December 2011
May -December 2006	48,000			48,000	0.75	48,000	May - December 2011
May 2006	200,000		200,000	-	1	-	May 2011
June 2006	24,000		24,000	-	0.15	-	June 2011
May 2006	19,355		19,355	-	0.15	-	May 2011
October 2006	630,000	630,000		-	0.3	-	-
December 2006	200,000		200,000	-	0.45	-	-
March 2007	200,000			200,000	0.47	200,000	March 2012
March 2007	500,000			500,000	0.47	458,333	March 2017
March 2007	50,000		50,000	-	0.15	-	-
March 2007	15,000			15,000	0.15	15,000	February 2012
February 2007	50,000		50,000	-	0.45	-	-
March 2007	225,000		225,000	-	0.45	-	-
March 2007	50,000			50,000	0.45	50,000	March 2012
April 2007	33,300		33,300	-	0.45	-	-
May 2007	250,000		250,000	-	0.45	-	-
July 2007	500,000			500,000	0.39	500,000	July 2017
September 2007	500,000			500,000	0.15	500,000	August 2017
August 2007	7,562,500			7,562,500	0.2	7,562,500	November 2013
July 2007	30,000		30,000	-	0.45	-	-
July 2007	100,000		100,000	-	0.45	-	-
October 2007	200,000			200,000	0.15	200,000	August-October 2017
November 2007	2,520,833			2,520,833	0.20	2,520,833	November 2013
November 2007	2,016,667			2,016,667	0.29	2,016,667	November 2013
April 2008	4,537,500			4,537,500	0.29	4,537,500	November 2013
August 2008	3,529,166			3,529,166	0.29	3,529,166	November 2013
August 2008	1,008,334			1,008,334	0.29	1,008,333	November 2013
November 2008	100,000			100,000	0.15	100,000	September 2018
April 2009	200,000			200,000	0.1	200,000	April 2019
October 2009	200,000			200,000	0.067	66,667	October 2019
October 2009	4,537,500			4,537,500	0.29	4,537,500	November 2013
January 2010	1,250,000			1,250,000	0.5	1,250,000	January 2012
February 2010	125,000			125,000	0.01	125,000	February 2012
February 2010	3,000,000			3,000,000	0.5	3,000,000	February 2012
January 2011	4,537,500			4,537,500	0.29	4,537,500	November 2013
February 2011	641,026			641,026	0.39	641,026	February 2012
February 2011	6,407,500			6,407,500	0.28	6,407,500	February 2012
February 2011	12,815,000			12,815,000	0.5	12,815,000	February 2013
	77,037,497	13,273,893	3,895,070	59,868,534		59,735,201

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

NOTE 8	-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

a)	Warrants: (Cont.)

The fair value for the warrants to service providers was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for the six month activity ended on June 30, 2011; weighted average volatility of 134%-141%, risk free interest rates of 1.47%-2.93% dividend yields of 0% and a weighted average life of the options of 5-6 years.

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

On March 5, 2007, the Company issued a $150 Convertible Promissory Note to a third party. Interest on the note accrued at the rate of 8% per annum for the first year and 10% per annum after the first year. On January 27, 2010, the third party converted the entire accrued principal and interest outstanding under the note, amounting to $189, into 1,016,109 shares of Common Stock. After the balance sheet date, the Company issued an additional 309,977 Common Stock with regard to conversion of the principal amount.

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

On December 16, 2010, the Company granted to its service provider 83,333 shares of the Company's Common Stock. The shares are for investor and public relation services. Related compensation in the amount of $40 is recorded as general and administrative expense.

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

On June 27, 2011, the Company granted to its legal advisor 180,000 shares of Common Stock for 2011 legal services. Half of the shares of Common Stock are fully vested and half vest in six equal monthly installments through December 2011. Related compensation in the amount of $86 is recorded as general and administrative expense.

The total stock-based compensation expense, related to shares, options and warrants granted to employee’s directors and service providers, was comprised, at each period, as follows:

	Six months		Three months		Period from September 22, 2000 (inception date) through
	ended June 30,		ended June 30,		June 30,
	2 0 1 1	2 0 1 0	2 0 1 1	2 0 1 0	2 0 1 1
	Unaudited		Unaudited		Unaudited

Research and development	19	47	10	17	$17,258
General and administrative	454	237	456	82	9,492
Financial expenses, net	192	-	192	-	248
Total stock-based compensation expense	665	284	658	99	$26,998

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
Notes to the financial statements

NOTE 9	-	SUBSEQUENT EVENTS

A.
On July 25, 2011, the Company signed a settlement agreement with it’s prior CEO according to which the Company will pay the prior CEO $265 for payroll debt. In addition, 150,000 unvested options became fully vested and exercisable until April 30, 2012.

B.	In July 2011, an investor exercised a warrant to purchase 759,334 shares of Common Stock of the Company at $0.28 per share, for $213 (see note 8 B 1 j).

C.	In July 2011 the Company granted to one of its investors 309,977 shares of Common Stock on account of previous conversion of a convertible loan (see note 8 B 3 b).

D.	In July 2011, an employee and several former employees exercised 403,993 options for $59.

E.	In July 2011, a consultant of the Company exercised 50,000 options for $8.

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

Company Overview

Brainstorm Cell Therapeutics Inc. (“Brainstorm” or the “Company”) is a leading company developing stem cell therapeutic products based on technologies enabling the in-vitro differentiation of bone marrow stem cells into neural-like cells. The Company aims to become a leader in adult stem cell transplantation for neurodegenerative diseases. Our technology entails exploiting the patient’s own bone marrow stem cells to generate glial-like cells that may provide an effective treatment for Amyotrophic Lateral Sclerosis (“ALS”), Parkinson’s like Disease (“PD”), Multiple Sclerosis (“MS”) and Spinal Cord Injury.

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

We are currently in the clinical stage of development of our technology and we intend to begin the process of seeking regulatory approval from regulatory agencies in the U.S and Europe.

In Israel, following approval of the Israel Ministry of Helath (MoH), a Phase I/II clinical study for ALS patients using the Company’s autologous NurOwn™ stem cell therapy was initiated in June 2011.

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
•
Demonstrating Safety Tolerability and Therapeutic effect of transplantation of Autologous cultured Bone Marrow Stromal Cells secreting Neurothrophic factors (MSC-NTF) in a Phase I/II Clinical trial in human ALS patients;

•	Setting up a centralized facility to provide the therapeutic products and services for transplantation in patients in the US and in Europe, as part of the clinical development program; and
•	Submitting an IND to the FDA.

Our Approach

Our research team led by Prof. Melamed and Prof. Offen has shown that human bone marrow mesenchymal stem cells can be expanded and induced to differentiate into two types of brain cells, neuron-like and astrocyte-like cells, each having different therapeutic potential, as follows:

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

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until June 30, 2011, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2013. In addition, the Company has incurred operating costs and other expenses of approximately $1,415,000 during the three months ended June 30, 2011, and approximately $39,471,000 for the period from inception (September 22, 2000) until June 30, 2011. Operating expenses incurred since inception were approximately $15,885,000 for general and administrative expenses and $23,586,000 for research and development costs.

Research and Development, net:

Research and development expenses, net for the three months ended June 30, 2011 and 2010 were $586,000 and $348,000, respectively. The research and development expenses for the three months ended June 30, 2011 and 2010 do not include participation from The Office of the Chief Scientist.

The increase in research and development expenses for the three months ended June 30, 2011 from the three month period ended June 30, 2010 is primarily due to: (i) initiation costs for the clinical trial; (ii) rent of clean rooms from Hadassah; and (iii) the increase in development activities, including sterility validation studies and other tests required for clinical trials.

General and Administrative:

General and administrative expenses for the three months ended June 30, 2011 and 2010 were $829,000 and $268,000, respectively.

The increase in general and administrative expenses for the three month period ended June 30, 2011 from the three month period ended June 30, 2010 is primarily due to a increase of $374,000 in compensation expenses for options granted to directors and employees and an increase in legal costs.

Other Income:

Other income is $132,000 for the three months ended June 30, 2011, compared to zero for from the three month period ended June 30, 2010, and due to settlement agreements that the Company reached with third parties, that are lower than the debt incurred in the financial statements.

Financial Expenses:

Financial income increased by $189,000 to income of $191,000 for the three months ended June 30, 2011 from expenses of $2,000 for the three months ended June 30, 2010.

The financial income is attributable to a $192,000 income from conversion of a debt to a consultant to Common Stock of the Company.

Net Loss:

Net loss for the three months ended June 30, 2011 was $1,097,000, as compared to a net loss of $614,000 for the three months ended June 30, 2010. Net loss per share for the three months ended June 30, 2011 and for the three months ended June 30, 2010, was $0.01.

The increase in the net loss for the three month period ended June 30, 2011 from the three month period ended June 30, 2010 is primarily due to an increase of $559,000 in compensation expenses for options granted to directors and employees.

The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended June 30, 2011 was 121,253,983, compared to 88,609,663 for the three months ended June 30, 2010.

The increase in the weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended June 30, 2011 was due to (i) the issuances of shares in private placements, (ii) the conversion of convertible loans, (iii) the exercise of warrants and (iv) the issuance of shares to service providers.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common stock and warrants and the issuance of convertible promissory notes. At June 30, 2011, we had $3,134,000 in total current assets and $1,276,000 in total current liabilities.

Net cash used in operating activities was $800,000 for the three months ended June 30, 2011. Cash used for operating activities in the three months ended June 30, 2011 was primarily attributed to payroll costs, initiation costs of clinical trial, rent of clean room and materials for clinical trials, rent, outside legal fee expenses and public relations expenses.

Net cash used in investing activities was $9,000 for the three months ended June 30, 2011.

Net cash provided by financing activities was $44,000 for the three months ended June 30, 2011 and is primarily attributable to funds received from exercise of options.

Our material cash needs for the next 12 months include the payments due under an agreement with Hadassah to conduct clinical trials in ALS patients, under which we must pay to Hadassah an amount of (i) up to $32,225 per patient (up to $773,400 in the aggregate) and (ii) $31,500 per month for rent and operation of the GMP facility in anticipation of Hadassah's clinical trials.

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

There were no significant changes to our critical accounting policies during the quarter ended June 30, 2011. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Internal Control Over Financial Reporting

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, which continued to exist as of June 30, 2011:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of legal proceedings affecting the Company refer to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There were no additional material developments to the legal proceedings affecting the Company in the fiscal quarter ended June 30, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2011, Amatrine Ltd. exercised a warrant, dated as of March 1, 2011, held by such entity for the purchase of 759,334 shares of common stock of the Company.  The exercise price paid upon exercise of the warrant was $0.28 per share for a total of $212,613.52, which has been received by the Company.

The issuance of the securities described in this Item 2 was effected without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering.  No underwriters were involved with the issuance of such securities.

Item 5. Other Information.

On June 27, 2011, a wholly owned Israeli subsidiary of the Company entered into the Amendment (the “Amendment”) to the Clinical Trial Agreement with Hadasit Medical Research Services and Development Ltd., a subsidiary of the Hadassah Medical Organization (“Hadassah”) and Professor Dimitrios Karousis (the “Clinical Trial Agreement”). The Amendment amended the Clinical Trial Agreement to, among other things: (i) decreased the total payment due to Hadassah from $992,880 to $773,400 and (ii) changed the termination provisions so only Brainstorm may terminate the agreement upon 60 days’ notice.

As previously disclosed, On February 17, 2010, a wholly owned Israeli subsidiary of the Company entered into a series of agreements with Hadassah. Under the agreements, Hadassah and Company personnel will conduct a clinical trial to evaluate the safety and tolerability of the Company’s treatment using mesenchymal bone marrow stem cells secreting neurotrophic factors (MSC-NTF) in patients with ALS, in accordance with a protocol developed jointly by the Company and Hadassah. The trial is scheduled to include 26 patients.

Intellectual property generated through the study will be owned by the Company.  Hadassah will be entitled to use the intellectual property generated through the study for non-commercial purposes. All existing intellectual property of the Company and Hadassah shall be retained by them.

In connection with the study, the Company agreed to pay Hadassah $38,190 per patient totaling up to $992,880, as well as $31,250 per month for rental and operation of clean room facilities according to GMP standards at Hadassah facilities in Jerusalem in order to apply the cell growth and differentiation process in accordance with the Company’s methods. The rental is for a period of 11 months (including one free month rent), which period may be extended for up to an additional 5 months.

On June 27, 2011, the Board of Directors adopted the Brainstorm Cell Therapeutics Inc. Shareholder Nominations and Communications Policy (the “Policy”), pursuant to which procedures by which stockholders may recommend nominees to our Board of Directors were established.  Previously, the Company had no formal policy by which a stockholder could recommend nominees to our Board of Directors.

Pursuant to the Policy, stockholders may recommend nominees for consideration by submitting the following information to the Company’s Secretary at the Company’s executive offices: (i) a current resume and curriculum vitae of the candidate; (ii) statement describing the candidate’s qualifications; and (iii) contact information for personal and professional references.  In addition, submission must include the name and address of the stockholder making the nomination, the number of shares which are owned by such stockholder and a description of all arrangements or understandings between such stockholder and the candidate.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

August 15, 2011	By:	/s/ Adrian Harel
Name: Adrian Harel
Title: Acting Chief Executive Officer (Principal Executive Officer)

August 15, 2011	By:	/s/ Liat Sossover
Name: Liat Sossover
Title: Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Clinical Trial Agreement, entered into as of February 17, 2010, among BrainStorm Cell Therapeutics Ltd., Prof. Dimitrios Karussis and Hadasit Medical Research Services and Development Ltd.

10.2
Amendment to the Clinical Trial Agreement, entered into as of June 27, 2011, among BrainStorm Cell Therapeutics Ltd., Prof. Dimitrios Karousis and Hadasit Medical Research Services and Development Ltd.

10.3	BrainStorm Cell Therapeutics Inc. Director Compensation Plan.

10.4	Common Stock Purchase Warrant, dated as of February 17, 2010, issued by BrainStorm Cell Therapeutics Inc. to Hadasit Medical Research Services and Development Ltd.

10.5	Common Stock Purchase Warrant, dated as of February 17, 2010, issued by BrainStorm Cell Therapeutics Inc. to Hadasit Medical Research Services and Development Ltd.

10.6	Common Stock Purchase Warrant, dated as of February 17, 2010, issued by BrainStorm Cell Therapeutics Inc. to Hadasit Medical Research Services and Development Ltd.

10.7
Brainstorm Cell Therapeutics Inc. Amended and Restated 2004 Global Share Option Plan is incorporated herein by reference to Exhibit A to the Registrant’s Definitive Schedule 14A filed April 29, 2011 (File No. 000-54365).

10.8
Brainstorm Cell Therapeutics Inc. Amended and Restated 2005 U.S. Stock Option and Incentive Plan is incorporated herein by reference to Exhibit B to the Registrant’s Definitive Schedule 14A filed April 29, 2011 (File No. 000-54365).

10.9	Form of Stock Option Agreement for usage under the Registrant’s Amended and Restated 2004 Global Share Option Plan.

10.10	Form of Restricted Stock Agreement for usage under the Registrant’s Amended and Restated 2005 U.S. Stock Option and Incentive Plan.

10.11
Settlement and Waiver Agreement, dated July 25, 2011, by and among BrainStorm Cell Therapeutics Inc., BrainStorm Cell Therapeutics Ltd., Abraham Efrati and Pro Int Ltd. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K filed July 28, 2011 (File No. 000-54365).

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