Form 10-Q/A
period 2011-06-30
BRAINSTORM CELL THERAPEUTICS INC
filed 2011-09-07
CIK 1137883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 15, 2011, is to furnish Exhibit 101 to the Form 10-Q within the 30 day grace period provided for the initial submission of interactive data files, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Clinical Trial Agreement, entered into as of February 17, 2010, among BrainStorm Cell Therapeutics Ltd., Prof. Dimitrios Karussis and Hadasit Medical Research Services and Development Ltd.*

10.2
Amendment to the Clinical Trial Agreement, entered into as of June 27, 2011, among BrainStorm Cell Therapeutics Ltd., Prof. Dimitrios Karousis and Hadasit Medical Research Services and Development Ltd.*

10.3	BrainStorm Cell Therapeutics Inc. Director Compensation Plan.*

10.4	Common Stock Purchase Warrant, dated as of February 17, 2010, issued by BrainStorm Cell Therapeutics Inc. to Hadasit Medical Research Services and Development Ltd.*

10.5	Common Stock Purchase Warrant, dated as of February 17, 2010, issued by BrainStorm Cell Therapeutics Inc. to Hadasit Medical Research Services and Development Ltd.*

10.6	Common Stock Purchase Warrant, dated as of February 17, 2010, issued by BrainStorm Cell Therapeutics Inc. to Hadasit Medical Research Services and Development Ltd.*

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

10.9	Form of Stock Option Agreement for usage under the Registrant’s Amended and Restated 2004 Global Share Option Plan.*

10.10	Form of Restricted Stock Agreement for usage under the Registrant’s Amended and Restated 2005 U.S. Stock Option and Incentive Plan.*

10.11
Settlement and Waiver Agreement, dated July 25, 2011, by and among BrainStorm Cell Therapeutics Inc., BrainStorm Cell Therapeutics Ltd., Abraham Efrati and Pro Int Ltd. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K filed July 28, 2011 (File No. 000-54365).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Previously filed as an exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

September 5, 2011	By:	/s/ Adrian Harel
Name: Adrian Harel
Title: Acting Chief Executive Officer (Principal Executive Officer)

September 5, 2011	By:	/s/ Liat Sossover
Name: Liat Sossover
Title: Chief Financial Officer (Principal Financial Officer)