Form 10-Q
period 2011-09-30
BRAINSTORM CELL THERAPEUTICS INC
filed 2011-11-14
CIK 1137883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 9, 2011, the number of shares outstanding of the registrant’s common stock, $0.00005 par value per share, was 125,719,309.

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this quarterly report on Form 10-Q, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011

UNAUDITED

U.S. DOLLARS IN THOUSANDS

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011

UNAUDITED

U.S. DOLLARS IN THOUSANDS

INDEX

Page

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Statements of Changes in Stockholders' Equity (Deficiency)	7 – 15

Consolidated Statements of Cash Flows	16

Notes to Consolidated Financial Statements	17 - 34

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands
(Except share data)

	September 30,		December 31,
	2 0 11		2 0 10
	Unaudited		Audited
ASSETS

Current Assets:
Cash and cash equivalents	$2,390		$93
Accounts receivable	369		427
Prepaid expenses	38		59
Total current assets	2,797		579

Long-Term Investments:
Prepaid expenses	9		1
Severance pay fund	98		90
Total long-term investments	107		91

Property And Equipment, Net	341		419

Total assets	$3,245		$1,089

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Trade payables	$159		$307
Accrued expenses	555		508
Other accounts payable	94		471
Short-term convertible note		-	137
Total current liabilities	808		1,423

Accrued Severance Pay	101		125

Total liabilities	909		1,548

Stockholders' Equity (Deficiency):
Stock capital: (Note 8)	6		5
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at September 30, 2011 and December 31, 2010; Issued and outstanding: 125,619,309  and 95,832,978 shares at September 30, 2011 and December 31,2010 respectively.

Additional paid-in-capital	44,986		39,696
Deficit accumulated during the development stage	(42,656)		(40,160)
Total stockholders' equity (deficiency)	2,336		(459)

Total liabilities and stockholders' equity (deficiency)	$3,245		$1,089

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
  U.S. dollars in thousands
  (Except share data)
	Nine months ended September 30		Three months ended September 30		Period from September 22, 2000 (inception date) through September 30,
	2 0 11	2 0 10	2 0 1 1	2 0 10	2 0 1 1
	Unaudited		Unaudited		Unaudited

Operating costs and expenses:

Research and development, net	$1,032	$958	$176	$371	$23,762
General and administrative	1,459	902	564	264	16,257

Total operating costs and expenses	2,491	1,860	740	635	40,019

Financial expenses (income), net	132	49	(46)	45	2,528
Other income	132	-	-	-	132

Operating loss	2,491	1,909	694	680	42,415

Taxes on income	5	24	-	24	77

Loss from continuing operations	2,496	1,933	694	704	42,492

Net loss from discontinued operations	-	-	-	-	164

Net loss	$2,496	$1,933	$694	$704	42,656

Basic and diluted net loss per share from continuing operations	$0.02	$0.02	$0.01	$0.01

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	118,106,658	87,592,831	124,596,807	91,606,177

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

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
  U.S. dollars in thousands
  (except share data)

	Common stock		Additional paid-in	Deferred Stock-based	Deficit accumulated during the development	Total stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2009	76,309,152	$4	$35,994	-	$(37,741)	$(1,743)

Stock-based compensation related to options and stock granted to service providers	443,333	-	96	-	-	96
Stock-based compensation related to stock and options granted to directors and employees	466,667	-	388	-	-	388
Stock issued for amendment of private placement	7,250,000	1	1,750	-	-	1,751
Conversion of convertible note	402,385	-	135	-	-	135
Conversion of convertible loans	1,016,109	-	189	-	-	189
Issuance of shares	2,475,000	-	400	-	-	400
Exercise of options	1,540,885	-	77	-	-	77
Exercise of warrants	3,929,446		11	-	-	11
Subscription of shares for private placement at $0.12 per unit		-	455	-	-	455
Conversion of trade payable to stock		-	201	-	-	201
Issuance of shares on account of previously subscribed shares	2,000,001	-	-	-	-	-
Net loss					(2,419)	(2,419)

Balance as of December 31, 2010	95,832,978	$5	$39,696	$-	(40,160)	(459)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
  U.S. dollars in thousands
  (except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2010	95,832,978	$5	$39,696	$-	$40,160)	$(459)

Stock-based compensation related to options and stock granted to service providers	590,870	-	246	-	-	246
Stock-based compensation related to stock and options granted to directors and employees	1,400,040	-	786	-	-	786
Conversion of convertible note	755,594	-	140	-	-	140
Exercise of options	1,432,061	-	228	-	-	228
Exercise of warrants	946,834	-	265	-	-	265
Issuance of shares for private placement	14,160,933	1	3,601			3,602
Issuance of shares on account of previously subscribed shares (See also Note 8B.1.f)	10,499,999	-	24	-	-	24
Net loss	-	-	-	-	(2,496)	(2,496)

Balance as of September 30, 2011	125,619,309	$6	$44,986	$-	$(42,656)	$2,336

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statement

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
  U.S. dollars in thousands
(except share data)

	Nine months ended September 30		Period from September 22, 2000 (inception date) through September 30,
	2 0 1 1	2 0 1 0	2 0 1 1
	Unaudited		Unaudited
Cash flows from operating activities:
Net loss	$(2,496)	$(1,933)	$(42,656)
Less - loss for the period from discontinued operations			164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	116	126	964
Severance pay, net	(32)	11	3
Accrued interest on loans	3	-	451
Amortization of discount on short-term loans	-	-	1,864
Change in fair value of options and warrants	-	-	(795)
Expenses related to shares and options granted to service providers	246	111	21,283
Stock-based compensation related to options granted to employees	786	254	6,472
Decrease (increase) in accounts receivable and prepaid expensed	79	(26)	(407)
Increase (decrease) in trade payables	(148)	(70)	632
Increase (decrease) in accrued expenses and other accounts payable	(306)	4	1,155
Erosion of restricted cash	-	-	(6)
Net cash used in continuing operating activities	(1,752)	(1,523)	(10,876)
Net cash used in discontinued operating activities	-	-	(23)
Total net cash used in operating activities	(1,752)	(1,523)	$(10,899)
Cash flows from investing activities:
Purchase of property and equipment	(38)	(2)	(1,123)
Restricted cash	-	-	6
Investment in lease deposit	(8)	-	(9)
Net cash used in continuing investing activities	(46)	(2)	(1,126)
Net cash used in discontinued investing activities	-	-	(16)
Total net cash used in investing activities	(46)	(2)	(1,142)

Cash flows from financing activities:
Proceeds from issuance of Common stock, net	3,602	2,175	12,319
Proceeds from loans, notes and issuance of warrants, net	-	-	2,061
Credit from bank	-	(5)	-
Proceeds from exercise of warrants and options	493	103	609
Repayment of short-term loans	-	-	(601)
Net cash provided by continuing financing activities	4,095	2,273	14,388
Net cash provided by discontinued financing activities	-	-	43
Total net cash provided by financing activities	4,095	2,273	14,431
Increase in cash and cash equivalents	2,297	748	2,390
Cash and cash equivalents at the beginning of the period	93	1	-
Cash and cash equivalents at end of the period	$2,390	$749	$2,390

Non-cash financing activities:
Conversion of convertible loan and convertible note to shares Conversion of trade payable to Common Stock $ 84	140	324
Conversion of other accounts payable to Common Stock	24

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements
NOTE 1	-	GENERAL

A.	Brainstorm Cell Therapeutics Inc. (formerly: Golden Hand Resources Inc.) (The "Company") was incorporated in the State of Washington on September 22, 2000.

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

On February 23, 2011, the Company submitted, to the MOH, all the required documents. Following approval of the Israel Ministry of Health (MOH), a Phase I/II clinical study for ALS patients using the Company’s autologous NurOwn™ stem cell therapy was initiated in June 2011.

J.
In February 2011, the U.S. Food and Drug Administration (FDA) granted orphan drug designation to the Company’s NurOwn™ autologous adult stem cell product candidate for the treatment of amyotrophic lateral sclerosis (ALS).

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 1	-	GENERAL (Cont.)

GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the nine months ended on September 30, 2011, resulted in a net loss of $2,496. The Company’s balance sheet reflects accumulated deficit of $42,656. These conditions, together with the fact that the Company is a development stage Company and has no revenues nor are revenues expected in the near future, raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital.

In 2009 the Company decided to focus only on the effort to commence clinical trials in ALS amyotrophic lateral sclerosis (ALS) in 2011.

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

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2010, are applied consistently in these financial statements.

NOTE 3	-	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its fully owned subsidiary as of September 30, 2011 and for the nine months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

On June 27, 2011, the Company entered into the Amendment (the “Amendment”) to the Clinical Trial Agreement. According to the Amendment the total payment due to Hadassah decreased from $992,880 to $773,400 and the termination provisions were changed so that only the Company may terminate the agreement upon 60 days’ notice.

NOTE 5	-	CONSULTING AGREEMENTS

A.
On July 8, 2004, the Company entered into consulting agreements with each of Prof. Eldad Melamed and Dr. Daniel Offen (together, the "Consultants"), under which the Consultants provide the Company scientific and medical consulting services in consideration for a monthly payment of $6 each. In addition, the Company granted each of the Consultants, a fully vested warrant to purchase 1,097,215 shares of Common Stock at an exercise price of $0.01 per share. The warrants issued pursuant to the agreements were issued to the Consultants effective as of November 4, 2004. Each of the warrants was exercisable for a seven-year period beginning on November 4, 2005. As of September 2011, all the above warrants had been exercised.

B.
On December 16, 2010, the Company granted to the Consultants 1,100,000 shares of the Company's Common Stock for services rendered through December 31, 2010. Related compensation in the amount of $220 is recorded as research and development expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements
NOTE 5	-	CONSULTING AGREEMENTS (Cont.)

C.	On June 27, 2011, the Company granted to one of the Consultants 400,000 shares of Common Stock of the Company for services rendered through December 31, 2009 in the amount of $192.

D.	As of September 30, 2011, the Company had a total liability of $81 for services rendered by the Consultants under the abovementioned agreements.

NOTE 6	-	SHORT-TERM CONVERTIBLE NOTE

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

In July 2011, the Company issued to the lender an additional 309,977 shares of Common Stock of the Company with regard to the above conversion.

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

On January 18, 2011, the Company and the investor signed an agreement to offset amounts due to the investor, totaling $20, against the remaining balance of the investment. The Company issued to the investor 10,499,999 shares of Common Stock and a warrant to purchase 4,539,500 shares of the Company's Common Stock at an exercise price of $0.20 per share

As of September 30, 2011, the Company issued to the investor and its designees an aggregate of 41,666,667 shares of common stock and a warrant to purchase 10,083,333 shares of the Company's common stock at an exercise price of $0.20 per share and a warrant to purchase 20,166,667 shares of common stock at an exercise price of $0.29 per share. The warrants may be exercised at any time and expire on November 5, 2013.

In addition, the Company issued an aggregate of 1,250,000 shares of Common Stock to a related party as an introduction fee for the investment.

As of September 30, 2011, the introduction fee was paid in full.

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

In July 2011, an investor exercised a warrant to purchase 946,834 shares of Common Stock of the Company at $0.28 per share, for $265.

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

As of September 30, 2011, 4,380,769 options are available for future grants.

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

On June 29, 2009, the Company granted to its former Chief Executive Officer and director an option to purchase 1,000,000 shares of Common Stock at an exercise price of $0.067 per share. The option vests with respect to 1/3 of the shares subject to the option on each anniversary of the date of grant and expires after 10 years. The total compensation related to the option is $68, which is amortized over the vesting period as general and administrative expense. In February 2011, the former CEO resigned. On July 25 2011 the Company signed a settlement agreement with the former CEO under which 483,333 shares out of the above grant became fully vested exercisable through April 30 2012. Additional $30 was written as compensation in general and administrative expense.

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

On April 13, 2010, the Company, Abraham Israeli and Hadasit Medical Research Services and Development Ltd. (“Hadasit”) entered into an Agreement (the “Agreement”) pursuant to which Mr. Israeli agreed, during the term of the Agreement, to serve as (i) the Company’s Clinical Trials Advisor and (ii) a member of the Company’s Board of Directors.  In consideration of the services to be provided by Mr. Israeli to the Company under the Agreement, the Company agreed to grant options annually during the term of the Agreement for the purchase of its Common Stock, as follows:

●	An option for the purchase of 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share to Mr. Israeli; and
●
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

On June 27 2011, the Company granted to its CEO, an option to purchase 450,000 shares of Common Stock of the Company at $0.20. The total compensation related to the option is $177, which is amortized over the vesting period as general and administrative expense.

On June 27 2011, the Company granted to four of its directors an option to purchase 634,999 shares of Common Stock of the Company at $0.15. The total compensation related to the option is $287, which is amortized over the vesting period as general and administrative expense.

On August 10 2011, the Company granted to its CEO, an option to purchase 70,000 shares of Common Stock of the Company at $0.20. The total compensation related to the option is $26, which was amortized as general and administrative expense.

In the nine months ended September 30 2011, 1,186,600 options were exercised by employees and former employees of the Company for $228.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 8	-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

a)	Options to employees and directors: (Cont.) A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the period ended September 30, 2011
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	6,893,024	0.183
Granted	1,321,665	0.151
Exercised	(1,186,600)	0.148
Cancelled	(1,989,268)	0.188

Outstanding at end of period	5,038,821	0.168	846,684

Vested and expected-to-vest at end of period	3,552,305	0.139	496,528

b)
Restricted shares to directors (Cont.):

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

On June 27 2011, the Company granted to two of its directors 476,666 Common Stock, out of which 216,666 are fully vested and 260,000 shares will be vested in 12 equal monthly installments through June 2012. Related compensation in the amount of $229 will be recorded as general and administrative expense.

On August 22, 2011, the Company entered into an agreement with Chen Schor (the “Executive Director Agreement”) pursuant to which the Company granted to Mr. Schor 923,374 Restricted Common Stock of the Company.  The shares will vest over a three-year period, If the Company raises $10,000,000 of proceeds through the issuance of equity securities in a private or public offering after the Grant Date, or enter into a deal with a strategic partner that brings in at least $10,000,000 of gross proceeds, then 1/3 of the shares will vest upon such event, 1/3 will vest on the second anniversary of the Grant Date and the remaining 1/3 will vest on the third anniversary of the Grant Date.  If such capital is not raised as mentioned above, then the shares will vest over 3 years – 1/3 upon each anniversary of the Grant Date. In addition, the Company will pay $15,000 per quarter to Mr. Schor for his services as an Executive Board Member.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 8	-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to investors and service providers:

a)	Warrants to investors and service providers and investors:

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through

November 2004	12,800,845	10,723,197	151,803	1,925,845	0.01	1,925,845	November 2012
December 2004	1,800,000	1,800,000		-	0.00005	--	-
February 2005	1,894,808		1,894,808	-	2.5	-	-
May 2005	47,500		47,500	-	1.62	-	-
June 2005	30,000			30,000	0.75	30,000	June 2015
August 2005	70,000		70,000	-	0.15	-	-
September 2005	3,000	3,000		-	0.15	-	-
September 2005	36,000		36,000	-	0.75	-	-
September-December 2005	500,000		500,000	-	1	-	-
December 2005	20,000	20,000		-	0.15	-	-
December 2005	457,163	150,000		307,163	0.15	307,163	December 2015
February 2006	230,000			230,000	0.65	230,000	February 2016
February 2006	40,000		40,000	-	1.5	-
February 2006	8,000		8,000	-	0.15	-
February 2006	189,000	97,696	91,304	-	0. 5	-	-
May 2006	50,000			50,000	0.0005	50,000	May 2016
May -December 2006	48,000		30,000	18,000	0.35	48,000	May - December 2011
May -December 2006	48,000		30,000	18,000	0.75	48,000	May - December 2011
May 2006	200,000			200,000	1	200,000	May 2016
June 2006	24,000		24,000	-	0.15	-	June 2011
May 2006	19,355		19,355	-	0.15	-	May 2011
October 2006	630,000	630,000		-	0.3	-	-
December 2006	200,000		200,000	-	0.45	-	-
March 2007	200,000			200,000	0.47	200,000	March 2012
March 2007	500,000			500,000	0.47	458,333	March 2017
March 2007	50,000		50,000	-	0.15	-	-
March 2007	15,000			15,000	0.15	15,000	February 2012
February 2007	50,000		50,000	-	0.45	-	-
March 2007	225,000		225,000	-	0.45	-	-
March 2007	50,000		50,000	-	0.45	-	March 2010
April 2007	33,300		33,300	-	0.45	-	-
May 2007	250,000		250,000	-	0.45	-	-
July 2007	500,000			500,000	0.39	500,000	July 2017
September 2007	500,000			500,000	0.15	500,000	August 2017
August 2007	7,562,500			7,562,500	0.2	7,562,500	November 2013
July 2007	30,000		30,000	-	0.45	-	-
July 2007	100,000		100,000	-	0.45	-	-
October 2007	200,000			200,000	0.15	200,000	August-October 2017
November 2007	2,520,833			2,520,833	0.20	2,520,833	November 2013
November 2007	2,016,667			2,016,667	0.29	2,016,667	November 2013
April 2008	4,537,500			4,537,500	0.29	4,537,500	November 2013
August 2008	3,529,166			3,529,166	0.29	3,529,166	November 2013
August 2008	1,008,334			1,008,334	0.29	1,008,333	November 2013
November 2008	100,000			100,000	0.15	100,000	September 2018
April 2009	200,000			200,000	0.1	200,000	April 2019
October 2009	200,000			200,000	0.067	66,667	October 2019
October 2009	4,537,500			4,537,500	0.29	4,537,500	November 2013
January 2010	1,250,000			1,250,000	0.5	1,250,000	January 2012
February 2010	125,000			125,000	0.01	125,000	February 2012
February 2010	3,000,000			3,000,000	0.5	3,000,000	February 2012
January 2011	4,537,500			4,537,500	0.29	4,537,500	November 2013
February 2011	641,026			641,026	0.39	641,026	February 2012
February 2011	6,407,500	946,834		5,460,666	0.28	6,407,500	February 2012
February 2011	12,815,000			12,815,000	0.5	12,815,000	February 2013
	77,037,497	14,370,727	3,931,070	58,735,700		59,735,201

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 8	-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to investors and service providers:

a)
Warrants: (Cont.)

The fair value for the warrants to service providers was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for the year ended December 31,2010; weighted average volatility of 140%, risk free interest rates of 2.39%-3.14% dividend yields of 0% and a weighted average life of the options of 5-5.5 years. All grants were through December 31 2010. There were no grants in 2011.

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

b)
Shares: (Cont.)

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

In 2011, a consultant of the Company exercised 150,000 options for $15.

On June 27, 2011, the Company granted to its legal advisor 180,000 shares of Common Stock for 2011 legal services. Half of the shares of Common Stock are fully vested and half vest in six equal monthly installments through December 2011. Related compensation in the amount of $86 is recorded as general and administrative expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

NOTE 8	-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

b)	Shares: (Cont.) The total stock-based compensation expense, related to shares, options and warrants granted to employee’s directors and service providers, was comprised, at each period, as follows:

	Nine months		Period from September 22, 2000 (inception date) through
	ended June 30,		June 30,
	2 0 1 1	2 0 1 0	2 0 1 1
	Unaudited		Unaudited

Research and development	$130	$59	$17,369
General and administrative	710	306	9,748
Financial expenses, net	192	-	248
Total stock-based compensation expense	$1,032	$365	$27,365

NOTE 9	-	SUBSEQUENT EVENTS

A.	In October 2011, a former employee exercised 100,000 options for $15.

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

Company Overview

Brainstorm Cell Therapeutics Inc. (“Brainstorm” or the “Company”) is a company developing stem cell therapeutic products based on technologies enabling the in-vitro differentiation of bone marrow stem cells into glial-like cells. The Company aims to become a leader in adult stem cell transplantation for neurodegenerative diseases. Our technology entails exploiting the patient’s own bone marrow stem cells to generate glial-like cells that may provide in the future an effective treatment for Amyotrophic Lateral Sclerosis (“ALS”), Parkinson’s Disease (“PD”), Multiple Sclerosis (“MS”) and Spinal Cord Injury.

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

In June 2011, we initiated a Phase I/II clinical study for ALS patients using our autologous NurOwn™ stem cell therapy, after receiving final approval from the Israel Ministry of Health (“MOH”).

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

NurOwn™ program (future) two - Dopaminergic neuron-like cells - human bone marrow derived dopamine producing neural cells for restorative treatment in PD. Human bone marrow mesenchymal stem cells were isolated and expanded. Subsequent differentiation of the cell cultures in a proprietary differentiation medium generated cells with neuronal-like morphology and showing protein markers specific to neuronal cells. Moreover, the in-vitro differentiated cells were shown to express enzymes and proteins required for dopamine metabolism, particularly the enzyme tyrosine hydroxylase. Most importantly, the cells produce and release dopamine in-vitro. Further research consisting of implanting these cells in an animal model of PD (6-OHDA induced lesions), showed the differentiated cells exhibit long-term engraftment, survival and function in vivo. Most importantly, such implantation resulted in marked attenuation of their symptoms, essentially reversing their Parkinsonian movements.

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

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until September 30, 2011, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2013. In addition, the Company has incurred operating costs of approximately $2,491,000 during the nine months ended September 30, 2011, and approximately $40,019,000 for the period from inception (September 22, 2000) until September 30, 2011. Operating expenses incurred since inception were approximately $16,257,000 for general and administrative expenses and $23,762,000 for research and development costs.

Research and Development, net:

Research and development expenses, net for the nine months ended September 30, 2011 and 2010 were $1,032,000 and $958,000, respectively. The research and development expenses for the nine months ended September 30, 2011 include participation from The Office of the Chief Scientist of $342,000 compared to an immaterial amount in the nine months ended on September 30, 2010. In 2010, the Office of the Chief Scientist did not approve its participation in 2010 until December 2010. Therefore, the Office of the Chief Scientist did not materially participate in the first nine months of 2010.

The increase in research and development expenses for the nine months ended September 30, 2011 from the nine month period ended September 30, 2010 is primarily due to: (i) initiation costs for the clinical trial; (ii) rent of clean rooms from Hadassah; and (iii) the increase in development activities, including sterility validation studies and other tests required for clinical trials.

General and Administrative:

General and administrative expenses for the nine months ended September 30, 2011 and 2010 were $1,459,000 and $902,000, respectively.

The increase in general and administrative expenses for the nine month period ended September 30, 2011 from the nine month period ended September 30, 2010 is primarily due to an increase of $404,000 in compensation expenses for options granted to directors and employees and an increase in legal costs.

Financial Expenses:

Financial expenses increased by $83,000 to expenses of $132,000 for the nine months ended September 30, 2011 from expenses of $49,000 for the nine months ended September 30, 2010.

The increase in financial expenses is attributable to a $192,000 expense from conversion of a debt to a consultant to Common Stock of the Company, less financial income attributable mainly to exchange rate differences.

Other Income:

Other income is $132,000 for the nine months ended September 30, 2011, compared to zero for the nine month period ended September 30, 2010, and due to settlement agreements that we reached with third parties, that are lower than the amounts due to the third parties as recorded in the financial statements.

Net Loss:

Net loss for the nine months ended September 30, 2011 was $2,496,000, as compared to a net loss of $1,933,000 for the nine months ended September 30, 2010. Net loss per share for the nine months ended September 30, 2011 and September 30, 2010 was $0.02.

The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the nine months ended September 30, 2011 was 118,106,658, compared to 87,592,831 for the nine months ended September 30, 2010.

The increase in the weighted average number of shares of common stock used in computing basic and diluted net loss per share for the nine months ended September 30, 2011 was due to (i) the issuances of shares in private placements, (ii) the conversion of convertible loans, (iii) the exercise of warrants and (iv) the issuance of shares to service providers.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common stock and warrants and the issuance of convertible promissory notes. At September 30, 2011, we had $2,797,000 in total current assets and $808,000 in total current liabilities.

Net cash used in operating activities was $1,752,000 for the nine months ended September 30, 2011. Cash used for operating activities in the three months ended September 30, 2011 was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash used in investing activities was $46,000 for the nine months ended September 30, 2011.

Net cash provided by financing activities was $4,095,000 for the nine months ended September 30, 2011 and is primarily attributable to institutional and private fund raising and from funds received from exercise of options.

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

There were no significant changes to our critical accounting policies during the quarter ended September 30, 2011. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Internal Control Over Financial Reporting

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, which continued to exist as of September 30, 2011:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of legal proceedings affecting the Company refer to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There were no additional material developments to the legal proceedings affecting the Company in the fiscal quarter ended September 30, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 15, 2011, Fidelity Venture Capital Ltd. exercised a warrant, dated as of March 1, 2011, for the purchase of 187,500 shares of the Company’s common stock.  The exercise price paid upon the exercise of the warrant was $0.28 per share for a total of $52,500, which has been received by the Company.

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

BRAINSTORM CELL THERAPEUTICS INC.

November 14, 2011	By:	/s/ Adrian Harel
Name: Adrian Harel
Title: Acting Chief Executive Officer (Principal Executive Officer)

November 14, 2011	By:	/s/ Liat Sossover
Name: Liat Sossover
Title: Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Executive Director Agreement, dated as of August 22, 2011, by and between the Registrant and Chen Schor is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 23, 2011 (File No. 000-54365).

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