Form 10-K/A
period 2010-12-31
BRAINSTORM CELL THERAPEUTICS INC
filed 2011-12-28
CIK 1137883

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K/A
(Amendment No. 1)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 333-61610

BRAINSTORM CELL
THERAPEUTICS INC.
(Exact Name of Registrant as specified in its charter)

Delaware	20-8133057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

605 Third Avenue, 34th Floor
New York NY	10158
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:212 557-7200

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.00005 par value	OTC Markets Group

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) of Brainstorm Cell Therapeutics Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which the Company previously filed with the Securities and Exchange Commission on March 31, 2011 (the “Form 10-K”).

The Company is filing this Amendment No. 1 to provide the reissued Report of Independent Registered Public Accounting Firm from the Company’s predecessor auditor, Kost Forer Gabbay & Kasierer as required by Rule 2-05 of Regulation S-X.

The Company has also made the following changes to its Consolidated Financial Statements:

1.
The Company has labeled as unaudited amounts for the periods from the Company’s inception (September 22, 2000) to March 31, 2004 presented in the Company’s Statements of Changes in Stockholders’ Equity (Deficiency);

2.
The Company has included a footnote to the cumulative column presented on the Statement of Operations that indicates that the Company’s net loss of $163,000 for the period from inception (September 22, 2000) through March 31, 2004, which is classified as discontinued operations, is unaudited; and

3.
The Company has included a footnote to the cumulative column presented on the Statement of Cash Flows that quantifies the amount of operating, investing and financing cash flows for the period from inception (September 22, 2000) through March 31, 2004, which are classified as cash flows from discontinued operations, indicating such amounts are unaudited.

The Company is also providing a reissued Report of Independent Registered Public Accounting Firm from the Company’s current auditor, Brightman Almagor Zohar & Co., to reflect the changes to the Consolidated Financial Statements.

For convenience and ease of reference, the Company is filing its Consolidated Financial Statements in their entirety with this Amendment No. 1. Other than the addition of the reissued auditors’ reports and the changes indicated above, there have been no changes to these Consolidated Financial Statements.

Additionally, Part IV, Item 15 has been amended to include the Company’s currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Part IV, Item 15 has also been amended to include the Consent of Kost Forer Gabbay & Kasierer and an updated Consent of Brightman Almagor Zohar & Co.  Other than the items outlined above, there are no changes to the Form 10-K. No attempt has been made in this Amendment No. 1 to modify or update the disclosures presented in the Form 10-K, including the exhibits to the Form 10-K. Except as otherwise specifically noted, all information contained herein is as of December 31, 2010 and does not reflect any events or changes that have occurred subsequent to that date. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings, if any.

The Company is not required to and has not updated any forward-looking statements previously included in the Form 10-K.

BRAINSTORM CELL THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K/A

(AMENDMENT NO. 1)

YEAR ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

ITEM	PAGE

PART II

8. Financial Statements and Supplementary Data	4

PART IV

15. Exhibits, Financial Statement Schedules	48

Item 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

U.S. DOLLARS IN THOUSANDS
(Except share data)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

U.S. DOLLARS IN THOUSANDS
(Except share data)

INDEX

Page

Report of Independent Registered Public Accounting Firm	6 - 7

Consolidated Balance Sheets	8

Consolidated Statements of Operations	9

Statements of Changes in Stockholders' Equity (Deficiency)	10 - 17

Consolidated Statements of Cash Flows	18

Notes to Consolidated Financial Statements	19 - 47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BRAINSTORM CELL THERAPEUTICS Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of BRAINSTORM CELL THERAPEUTICS Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statement of income, stockholders' deficiency, and cash flows for each of the two years in the period ended December 31, 2010 and for the period from April 1, 2004 to December 31, 2010. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audits.

The financial statements for the period from April 1, 2004 through December 31, 2007, were audited by other auditors. The consolidated financial statements for the period from April 1, 2004 through December 31, 2007 included a net loss of $32,325,000. Our opinion on the consolidated statements of operations, changes in stockholders' deficiency and cash flows for the period from April 1, 2004 through December 31, 2010, insofar as it relates to amounts for prior periods through December 31, 2007, is based solely on the report of other auditors. The other auditors report dated April 13, 2008 expressed an unqualified opinion, and included an explanatory paragraph concerning an uncertainty about the Company's ability to continue as a going concern, and regarding the status of the Company research and development license agreement with Ramot.

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

In our opinion, based on our audits and the report of other auditor, such consolidated financial statements present fairly, in all material respects, the financial position of BRAINSTORM CELL THERAPEUTICS Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the  two years in the period ended December 31, 2010 and for the period from April 1, 2004 to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

Tel Aviv, Israel
March 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

BRAINSTORM CELL THERAPEUTICS INC.
(A development stage company)

We have audited the accompanying consolidated balance sheet of Brainstorm Cell Therapeutics Inc. (a development stage company) ("the Company") and its subsidiary as of December 31, 2007, and the related consolidated statements of operations, statements of changes in stockholders' equity (deficiency) and the consolidated statements of cash flows for the year ended December 31, 2007, for the nine months ended December 31, 2006 and 2005 and for the period from March 31, 2004 through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2007, and the consolidated results of their operations and cash flows for the year ended December 31, 2007, for the nine months ended December 31, 2006 and 2005 and for the period from March 31, 2004 through December 31, 2007, in conformity with U.S generally accepted accounting principles.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands
(Except share data)

	Year ended December 31,		Period from September 22, 2000 (inception date) through December 31,
	2010	2009	2010(*)

Operating costs and expenses:

Research and development, net ( Note 12)	$1,045	$181	$22,730
General and administrative	1,544	1,569	14,798

Total operating costs and expenses	2,589	1,750	37,528

Financial (income) expenses, net	(189)	31	2,396

Operating loss	2,400	1,781	39,924

Taxes on income (Note 13)	19	-	72

Loss from continuing operations	2,419	1,781	39,996

Net loss from discontinued operations	-	-	164

Net loss	$2,419	$1,781	$40,160

Basic and diluted net loss per share from continuing operations	$0.03	$0.03

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	89,094,403	61,151,011

(*) Out of which, $163 thousands, relating to the period from inception to March 31 2004, is unaudited.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(Except share data)
					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of September 22, 2000 (date of inception) (unaudited)	-	$-	$-	$-	$-	$-

Stock issued on September 22, 2000 for cash at $0.00188 per share	8,500,000	1	16	-	-	17
Stock issued on June 30, 2001 for cash at $0.0375 per share	1,600,000	*-	60	-	-	60
Contribution of capital	-	-	8	-	-	8
Net loss	-	-	-	-	(17)	(17)
Balance as of March 31, 2001(unaudited)	10,100,000	1	84	-	(17)	68

Contribution of capital	-	-	11	-	-	11
Net loss	-	-	-	-	(26)	(26)
Balance as of March 31, 2002 (unaudited)	10,100,000	1	95	-	(43)	53

Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(47)	(47)
Balance as of March 31, 2003 (unaudited)	10,100,000	1	110	-	(90)	21

2-for-1 stock split	10,100,000	*-	-	-	-	-
Stock issued on August 31, 2003 to purchase mineral option at $0.065 per share	100,000	*-	6	-	-	6
Cancellation of shares granted to Company's President	(10,062,000)	*-	*-	-	-	-
Contribution of capital	-	*-	15	-	-	15
Net loss	-	-	-	-	(73)	(73)
Balance as of March 31, 2004 (unaudited)	10,238,000	$1	$131	$-	$(163)	$(31)

* Represents an amount less than $1.
The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(Except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of March 31, 2004	10,238,000	$1	$131	$-	$(163)	$(31)

Stock issued on June 24, 2004 for private placement at $0.01 per share, net of $25,000 issuance expenses	8,510,000	*-	60	-	-	60
Contribution capital	-	-	7	-	-	7
Stock issued in 2004 for private placement at $0.75 per unit	1,894,808	*-	1,418	-	-	1,418
Cancellation of shares granted to service providers	(1,800,000)	*-		-	-	-
Deferred stock-based compensation related to options granted to employees	-	-	5,979	(5,979)	-	-
Amortization of deferred stock-based compensation related to shares and options granted to employees	-	-	-	584	-	584
Compensation related to shares and options granted to service providers	2,025,000	*-	17,506	-	-	17,506
Net loss	-	-	-	-	(18,840)	(18,840)

Balance as of March 31, 2005	20,867,808	$1	$25,101	$(5,395)	$(19,003)	$704

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(Except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of March 31, 2005	20,867,808	$1	$25,101	$(5,395)	$(19,003)	$704

Stock issued on May 12, 2005 for private placement at $0.8 per share	186,875	*-	149	-	-	149
Stock issued on July 27, 2005 for private placement at $0.6 per share	165,000	*-	99	-	-	99
Stock issued on September 30, 2005 for private placement at $0.8 per share	312,500	*-	225	-	-	225
Stock issued on December 7, 2005 for private placement at $0.8 per share	187,500	*-	135	-	-	135
Forfeiture of options granted to employees	-	-	(3,363)	3,363	-	-
Deferred stock-based compensation related to shares and options granted to directors and employees	200,000	*-	486	(486)	-	-
Amortization of deferred stock-based compensation related to options and shares granted to employees and directors	-	-	51	1,123	-	1,174
Stock-based compensation related to options and shares granted to service providers	934,904	*-	662	-	-	662
Reclassification due to application of ASC 815-40-25 (formerly EITF 00-19)	-	-	(7,906)			(7,906)
Beneficial conversion feature related to a convertible bridge loan	-	-	164	-	-	164
Net loss	-	-	-	-	(3,317)	(3,317)

Balance as of March 31, 2006	22,854,587	$1	$15,803	$(1,395)	$(22,320)	$(7,911)

* Represents an amount less than $1.
The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(Except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of March 31, 2006	22,854,587	$1	$15,803	$(1,395)	$(22,320)	$(7,911)

Elimination of deferred stock compensation due to implementation of ASC 718-10 (formerly SFAS 123(R))	-	-	(1,395)	1,395	-	-
Stock-based compensation related to shares and options granted to directors and employees	200,000	*-	1,168	-	-	1,168
Reclassification due to application of ASC 815-40-25 (formerly EITF 00-19)	-	-	7,191	-	-	7,191
Stock-based compensation related to options and shares granted to service providers	1,147,225	-	453	-	-	453
Warrants issued to convertible note holder	-	-	11	-	-	11
Warrants issued to loan holder	-	-	110	-	-	110
Beneficial conversion feature related to convertible bridge loans	-	-	1,086	-	-	1,086
Net loss	-	-	-	-	(3,924)	(3,924)

Balance as of December 31, 2006	24,201,812	$1	$24,427	$-	$(26,244)	$(1,816)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(Except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2006	24,201,812	$1	$24,427	$-	$(26,244)	$(1,816)

Stock-based compensation related to options and shares granted to service providers	544,095		1,446	-	-	1,446
Warrants issued to convertible note holder	-	-	109	-	-	109
Stock-based compensation related to shares and options granted to directors and employees	200,000	*-	1,232	-	-	1,232
Beneficial conversion feature related to convertible loans	-	-	407	-	-	407
Conversion of convertible loans	725,881	*-	224	-	-	224
Exercise of warrants	3,832,621	*-	214	-	-	214
Stock issued for private placement at $0.1818 per unit, net of finder's fee	11,500,000	1	1,999	-	-	2,000
Net loss	-	-	-	-	(6,244)	(6,244)

Balance as of December 31, 2007	41,004,409	$2	$30,058	$-	$(32,488)	$(2,428)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(Except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2007	41,004,409	$2	$30,058	$-	$(32,488)	$(2,428)

Stock-based compensation related to options and stock granted to service providers	90,000	-	33	-	-	33
Stock-based compensation related to stock and options granted to directors and employees	-	-	731	-	-	731
Conversion of convertible loans	3,644,610	*-	1,276	-	-	1,276
Exercise of warrants	1,860,000	*-	-	-	-	-
Exercise of options	17,399	*-	3	-	-	3
Stock issued for private placement at $0.1818 per unit, net of finder's fee	8,625,000	1	1,499	-	-	1,500
Subscription of shares for private placement at $0.1818 per unit	-	-	281	-	-	281
Net loss	-	-	-	-	(3,472)	(3,472)

Balance as of December 31, 2008	55,241,418	$3	$33,881	$-	$(35,960)	$(2,076)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(Except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2008	55,241,418	$3	$33,881	$-	$(35,960)	$(2,076)

Stock-based compensation related to options and stock granted to service providers	5,284,284	*-	775	-		775
Stock-based compensation related to stock and options granted to directors and employees	-	-	409	-		409
Conversion of convertible loans	2,500,000	*-	200	-		200
Exercise of warrants	3,366,783	*-	-	-		-
Stock issued for amendment of private placement	9,916,667	1	-	-		1
Subscription of shares	-	-	729	-		729
Net loss	-	-	-	-	(1,781)	(1,781)

Balance as of December 31, 2009	76,309,152	$4	$35,994	$-	$(37,741)	$(1,743)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(Except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2009	76,309,152	$4	$35,994	-	$(37,741)	$(1,743)

Stock-based compensation related to options and stock granted to service providers	443,333	*-	96	-	-	96
Stock-based compensation related to stock and options granted to directors and employees	466,667	*-	388	-	-	388
Stock issued for amendment of private placement	7,250,000	1	1,750	-	-	1,751
Conversion of convertible note	402,385	*-	135	-	-	135
Conversion of convertible loans	1,016,109	*-	189	-	-	189
Issuance of shares	2,475,000		400			400
Exercise of options	1,540,885	*-	77	-	-	77
Exercise of warrants	3,929,446	*-	11	-	-	11
Subscription of shares for private placement at $0.12 per unit			455	-	-	455
Conversion of trade payable to stock			201			201
Issuance of shares on account of previously subscribed shares (See also Note 11B.1.f)	2,000,001	*-	-	-	-	-
Net loss					(2,419)	(2,419)

Balance as of December 31, 2010	95,832,978	$5	$39,696	$-	$(40,160)	$(459)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(Except share data)

	Year ended December 31		Period from September 22, 2000 (inception date) Through December 31,
	2010	2009	2010(*)
Cash flows from operating activities:
Net loss	$(2,419)	$(1,781)	$(40,160)
Less - loss for the period from discontinued operations	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	162	168	698
amortization of deferred charges	-	-	150
Severance pay, net	11	(6)	35
Accrued interest on loans	-	19	448
Amortization of discount on short-term loans	-	-	1,864
Change in fair value of options and warrants	-	-	(795)
Expenses related to shares and options granted to service providers	96	775	21,037
Amortization of deferred stock-based compensation related to options granted to employees	388	409	5,686
Increase in accounts receivable and prepaid expenses	(400)	(65)	(486)
Increase (decrease) in trade payables and convertible note	45	(9)	780
Increase (decrease) in other accounts payable and accrued expenses	48	(254)	1,461
Erosion of restricted cash	-	-	(6)
Net cash used in continuing operating activities	(2,069)	(744)	(9,124)
Net cash used in discontinued operating activities (*)	-	-	(23)
Total net cash used in operating activities	(2,069)	(744)	(9,147)

Cash flows from investing activities:
Purchase of property and equipment	(5)	-	(1,085)
Restricted cash		35	6
Investment in lease deposit	6	4	(1)
Net cash used in continuing investing activities	1	39	(1,080)
Net cash used in discontinued investing activities (*)	-	-	(16)
Total net cash provided by (used in) investing activities	1	39	(1,096)

Cash flows from financing activities:
Proceeds from issuance of Common stock, net	2,118	730	8,717
Proceeds from loans, notes and issuance of warrants, net	-	-	2,061
Credit from bank	(46)	(26)	-
Proceeds from exercise of warrants and options	88	-	116
Repayment of short-term loans	-	-	(601)
Net cash provided by continuing financing activities	2,160	704	10,293
Net cash provided by discontinued financing activities (*)	-	-	43
Total net cash provided by financing activities	2,160	704	10,336
Increase in cash and cash equivalents	92	(1)	93
Cash and cash equivalents at the beginning of the period	1	2	-
Cash and cash equivalents at end of the period	$93	$1	93

Non-cash financing activities:
Conversion of a trade payable to Common Stock	$200
Conversion of a other accounts payable to Common Stock	$487
Conversion of convertible note	$135
Conversion of convertible loan	$189

(*) Out of the which, cash flows used used in discontinued operating activities of $36, cash flows used in discontinued investing activities of $16 and cash flows provided in discontinued financing activities of $57, relating to the period from inception to March 31 2004, is unaudited.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
 (A development stage company)

Notes to the financial statements

NOTE 11-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
 (A development stage company)

Notes to the financial statements

NOTE 11-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	Year ended December 31, 2010
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	6,488,361	0.187
Granted	1,266,666	0.176
Exercised	(443,670)	0.150
Cancelled	(418,333)	0.337

Outstanding at end of period	6,893,024	0.183	1,264,634

Vested and expected-to-vest at end of period	4,726,358	0.19601	926,435

	Year ended December 31, 2009
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	5,433,361	0.244	-
Granted	1,650,000	0.082
Exercised	-	-
Cancelled	(595,000)	0.419

Outstanding at end of period	6,488,361	0.187	704,770

Vested and expected-to-vest at end of period	4,501,417	0.222	385,553

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
 (A development stage company)

Notes to the financial statements

NOTE 11-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

a)	Options to employees and directors: (cont.)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on December 31, 2010 and 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010 and 2009.

The options outstanding as of December 31, 2010, have been separated into exercise prices, as follows:
	Options outstanding as of	Weighted Average remaining contractual	Options exercisable as of
Exercise price	December 31,	Life	December 31,
	$2010	Years	2010

0.15	4,161,357	4.66	4,028,024
0.75	80,000	4.19	80,000
0.4	130,000	5.48	130,000
0.47	460,000	6.22	460,000
0.39	145,000	6.50	145,000
0.067	1,216,667	8.05	450,000
0.32	30,000	9.12	0
0.18	670,000	9.50	0

	6,893,024	5.90	5,293,024

Compensation expense recorded by the Company in respect of its stock-based employee compensation award in accordance with ASC 718-10 for the year ended December 31, 2010 and 2009 amounted to $300 and $402, respectively.

The fair value of the options is estimated at the date of grant using a Black-Scholes options pricing model with the following assumptions used in the calculation:

	Year ended December 31,
	2010	2009

Expected volatility	134%-141%	140%-143%
Risk-free interest	2.26%-3.47%	0.47%-3.85%
Dividend yield	0%	0%
Expected life of up to (years)	6-10	2-10
Forfeiture rate	0	0

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
 (A development stage company)

Notes to the financial statements

NOTE 11-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

b)	Restricted shares to directors:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
 (A development stage company)

Notes to the financial statements

NOTE 11-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers and investors: (Cont.)

a)     Warrants:

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through

November 2004	12,800,845	6,508,708	144,724	6,147,413	0.01	6,147,413	November 2012
December 2004	1,800,000	1,800,000		-	0.00005	—	-
February 2005	1,894,808		1,894,808	-	2.5	-
May 2005	47,500			47,500	1.62	—	-
June 2005	30,000			30,000	0.75	—	-
August 2005	70,000		70,000	-	0.15	-	-
September 2005	3,000	3,000		-	0.15	-	-
September 2005	36,000			36,000	0.75	—	-
September-December 2005	500,000		500,000	-	1	-	-
December 2005	20,000	20,000		-	0.15	-	-
December 2005	457,163			457,163	0.15	—	-
February 2006	230,000			230,000	0.65	230,000	February 2016
February 2006	40,000			40,000	1.5	40,000	February 2011
February 2006	8,000			8,000	0.15	8,000	February 2011
February 2006	189,000	97,696	91,304	-	0. 5	-	-
May 2006	50,000			50,000	0.0005	50,000	May 2016
May -December 2006	48,000			48,000	0.35	48,000	May - December 2011
May -December 2006	48,000			48,000	0.75	48,000	May - December 2011
May 2006	200,000			200,000	1	200,000	May 2011
June 2006	24,000			24,000	0.15	24,000	June 2011
May 2006	19,355			19,355	0.15	19,355	May 2011
October 2006	630,000	630,000		-	0.3	-	-
December 2006	200,000		200,000	-	0.45	-	-
March 2007	200,000			200,000	0.47	200,000	March 2012
March 2007	500,000			500,000	0.47	458,333	March 2017
March 2007	50,000			50,000	0.15	—	-
March 2007	15,000			15,000	0.15	15,000	February 2012
February 2007	50,000		50,000	-	0.45	-	-
March 2007	225,000		225,000	-	0.45	-	-
March 2007	50,000			50,000	0.45	—	-
April 2007	33,300		25,000	8,300	0.45	—	-
May 2007	250,000		250,000	-	0.45	-	-
July 2007	500,000			500,000	0.39	402,778	July 2017
September 2007	500,000			500,000	0.15	500,000	August 2017
August 2007	7,562,500			7,562,500	0.2	7,562,500	November 2013
July 2007	30,000		30,000	-	0.45	-	-
July 2007	100,000			100,000	0.45	—	-
October 2007	200,000			200,000	0.15	200,000	August-October 2017
November 2007	2,520,833			2,520,833	0.20	2,520,833	November 2013
November 2007	2,016,667			2,016,667	0.29	2,016,667	November 2013
April 2008	4,537,500			4,537,500	0.29	4,537,500	November 2013
August 2008	3,529,166			3,529,166	0.29	3,529,166	November 2013
August 2008	1,008,333			1,008,333	0.36	1,008,333	November 2013
November 2008	100,000			100,000	0.15	100,000	September 2018
April 2009	200,000			200,000	0.1	-	April 2019
October 2009	200,000			200,000	0.067	-	October 2019
October 2009	4,537,500			4,537,500	0.29	4,537,500	November 2013
January 2010	1,250,000			1,250,000	0.50	1,250,000	January 2012
February 2010	125,000			125,000	0.01	125,000	February 2020
February 2010	3,000,000			3,000,000	0.50	3,000,000	February 2012
	52,636,470	9,059,404	3,480,836	40,096,230		38,778,378

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
 (A development stage company)

Notes to the financial statements

NOTE 11-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
 (A development stage company)

Notes to the financial statements

NOTE 11-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

b)	Shares: (Cont.)

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
 (A development stage company)

Notes to the financial statements

NOTE 11-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

b)	Shares: (Cont.)

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
 (A development stage company)

Notes to the financial statements

NOTE 11-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

b)	Shares: (Cont.)

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
 (A development stage company)

Notes to the financial statements

NOTE 11-	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

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

The total stock-based compensation expense, related to shares, options and warrants granted to employees and service providers, was comprised, at each period, as follows:
	Year ended December 31,		Period from September 22, 2000 (inception date) through December 31,
	2010	2009	2010

Research and development	325	289	17,239
General and administrative	560	895	9,038
Financial expenses, net		-	56
Total stock-based compensation expense	885	1,184	26,333

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
 (A development stage company)

Notes to the financial statements

NOTE 12-	RESEARCH AND DEVELOPMENT, NET

	December 31,		Period from September 22, 2000 (inception date) through December 31,
	2010	2009	2010

Research and development	1,385	1,069	24,756
Less : Ramot reverse accruals (See Note 3)	-	(760)	(760)
Less : Participation by the Israeli Office of the Chief Scientist	(340)	(128)	(1,266)
	1,045	181	22,730

NOTE 13-	TAXES ON INCOME

A.	Tax rates applicable to the income of the subsidiary:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
 (A development stage company)

Notes to the financial statements

NOTE 13-	TAXES ON INCOME (Cont.)

D.	Deferred income taxes:

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

F.	Loss from continuing operations, before taxes on income, consists of the following:

	Year ended December 31,
	2010	2009

United States	(1,235)	(890)
Israel	(1,165)	(891)
	(2,400)	(1,781)

G.	Due to the company cumulative losses the effect of ASC 740 as codified from ASC 740-10 (formerly FIN 48) are not material.

H.	BCT has not received final tax assessments since its incorporation.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
 (A development stage company)

Notes to the financial statements

NOTE 14-	TRANSACTIONS WITH RELATED PARTIES

	Year ended December 31,
	2010	2009

A. Fees and related benefits and compensation expenses in respect of options granted to a member of the Board who is a related party	318	27

B.	As for transactions with Ramot, see Note 3.

NOTE 15-	SUBSEQUENT EVENTS

A.	In January and February 2011, the Company received additional grants from the Chief Scientific Officer, totaling $381, as its participation in 2010 Research and Development costs.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
 (A development stage company)

Notes to the financial statements

NOTE 15-	SUBSEQUENT EVENTS (Cont.)

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

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report.
(3) Exhibits:

23.1	Consent of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu

23.2	Consent of Kost Forer Gabbay & Kasierer

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: December 28, 2011	By:	/s/ Adrian Harel
Name: Adrian Harel
Title: Chief Executive Officer and Chief Operating Officer