Form 10-K
period 2011-12-31
BRAINSTORM CELL THERAPEUTICS INC
filed 2012-03-15
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 000-54365

BRAINSTORM CELL

THERAPEUTICS INC.

(Exact Name of Registrant as specified in its charter)

Delaware	20-8133057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

605 Third Avenue, 34th Floor
New York, NY
(Address of principal executive offices)	10158
(Zip Code)

Registrant’s telephone number, including area code (646) 666-3188

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), was $43,398,267.

As of March 9, 2012, the number of shares outstanding of the registrant's common stock, $0.00005 par value per share, was 126,569,309.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BRAINSTORM CELL THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2011

PART I

SPECIAL NOTE

Unless otherwise specified in this annual report on Form 10-K, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. and its potential future business operations and performance. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” Some of these are described under “Risk Factors” in this annual report. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

Item 1. BUSINESS.

Company Overview

Brainstorm Cell Therapeutics Inc. (“we,” “us,” “our” or the “Company”) is a biotechnology company developing innovative stem cell therapeutic products based on technologies enabling the in-vitro differentiation of bone marrow stem cells into neural-like cells. We aim to become a leader in adult stem cell transplantation for neurodegenerative diseases. Our technology entails exploiting the patient’s own bone marrow stem cells to generate glial-like cells that may provide an effective treatment for Amyotrophic Lateral Sclerosis (“ALS”), Parkinson’s Disease (“PD”), Multiple Sclerosis (“MS”) and Spinal Cord Injury.

Our core technology was developed in collaboration with prominent neurologist, Prof. Eldad Melamed, former head of Neurology of the Rabin Medical Center and member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research, and expert Cell biologist Prof. Daniel Offen, of the Felsenstein Medical Research Center of Tel Aviv University.

Our team demonstrated formation of neurotrophic-factor secreting cells (glial-like cells) from in-vitro differentiated bone marrow cells that produce neurotrophic factors (“NTF”) including Glial Derived Neurotrophic factor (“GDNF”), Brain Derived Neurotrophic factor (“BDNF”) and additional factors. Moreover, in research conducted by our team, implantation of these differentiated cells into brains of animal models that had been induced to Parkinsonian behavior markedly improved their condition.

Our aim is to provide neural-supporting stem cell transplants that are expected to maintain, preserve and possibly restore the damaged neurons, protecting them from further degeneration.

Our wholly-owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the “Israeli Subsidiary”) holds exclusive worldwide rights to commercialize the technology, through a licensing agreement with Ramot at Tel Aviv University Ltd. (“Ramot”), the technology transfer company of Tel Aviv University, Israel.

As a result of limited cash resources and the desire to take a faster path to clinical trials, since the fourth quarter of 2008 we have focused all of our efforts on ALS, and are currently not allocating resources towards PD, MS or other neurodegenerative diseases.  Other indications are currently being evaluated.

We are currently in the clinical stage of development of our technology and we intend to begin the process of seeking regulatory approval from regulatory agencies in the U.S.

In June 2011, we initiated a Phase I/II clinical study for ALS patients using our autologous NurOwn™ stem cell therapy, after receiving final approval from the Israel Ministry of Health (“MOH”).

In February 2011, the U.S. Food and Drug Administration (“FDA”) granted Orphan Drug designation to our NurOwn™ autologous adult stem cell product candidate for the treatment of ALS. Orphan Drug status entitles us to seven years of marketing exclusivity for NurOwn™ upon regulatory approval, as well as the opportunity to apply for grant funding from the FDA of up to $400,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA's application user fee.

Our efforts are directed at:

•	Operating a Good Manufacturing Practice (“GMP”) compliant production process;
•	Demonstrating Safety Tolerability and Therapeutic effect of transplantation of Autologous cultured Bone Marrow Stromal Cells secreting Neurothrophic factors (MSC-NTF) in a Phase I/II Clinical trial in human ALS patients;
•	Setting up a centralized facility to provide the therapeutic products and services for transplantation in patients in the US, as part of the clinical development program; and
•	Submitting an Investigational New Drug application (“IND”) to the FDA.

Our Approach

Our research team led by Prof. Melamed and Prof. Offen has shown that human bone marrow mesenchymal stem cells can be expanded and induced to differentiate into two types of brain cells, neuron-like and astrocyte-like cells, each having different therapeutic potential, as follows:

NurOwn™ program one - NTF secreting cells (MSC-NTF) - human bone marrow derived NTF secreting cells for treatment of, ALS, PD and MS. In-vitro differentiation of the expanded human bone marrow derived mesenchymal stem cells in a proprietary medium led to the generation of neurotrophic-factors secreting cells. The in-vitro differentiated cells were shown to express and secrete GDNF, as well as other NTFs, into the growth medium. GDNF is a neurotrophic-factor, previously shown to protect, preserve and even restore neuronal function, particularly dopaminergic cells in PD, but also neuron function in other neurodegenerative pathologies such as ALS and Huntington’s disease. Unfortunately, therapeutic application of GDNF is hampered by its poor brain penetration and stability. Attempting to infuse the protein directly to the brain is impractical and the alternative, using GDNF gene therapy, suffers from the limitations and risks of using viral vectors. Our preliminary results show that our NTF secreting cells, when transplanted into a 6-OHDA lesion PD rat model, show significant efficacy. Within weeks of the transplantation, there was an improvement of more than 50% in the animals’ characteristic disease symptoms.

We have optimized the proprietary processes for induction of differentiation of human bone marrow derived mesenchymal stem cells into differentiated cells that produce NTF (MSC-NTF).  The optimization and process development is conducted in GMP compliance.

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

History

The Company was incorporated under the laws of the State of Washington on September 22, 2000, under the name Wizbang Technologies, Inc. and acquired the right to market and sell a digital data recorder product line in certain states in the U.S. Subsequently, the Company changed its name to Golden Hand Resources Inc. On July 8, 2004, the Company entered into the licensing agreement with Ramot to acquire certain stem cell technology and decided to discontinue all activities related to the sales of the digital data recorder product. On November 22, 2004, the Company changed its name from Golden Hand Resources Inc. to Brainstorm Cell Therapeutics Inc. to better reflect its new line of business in development of novel cell therapies for neurodegenerative diseases. On October 25, 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. in Israel. On December 18, 2006, the stockholders of the Company approved a proposal to change the state of incorporation of the Company from the State of Washington to the State of Delaware. The reincorporation was completed on December 21, 2006 through the merger of the Company into a newly formed, wholly-owned Delaware subsidiary of Brainstorm, also named Brainstorm Cell Therapeutics Inc.

Recent Developments

In February 2011, the FDA’s Office of Orphan Products Developments granted Orphan Drug designation for the Company’s NurOwn™ autologous adult stem cell product candidate for the treatment of ALS.  In July 2011, we entered into a Memorandum of Understanding with Massachusetts General Hospital and the University of Massachusetts Medical School in anticipation of applying for FDA approval to begin ALS human clinical trials in the United States.

Between February 22, 2011 and March 1, 2011, we entered into Securities Purchase Agreements with institutional and individual investors pursuant to which we issued and sold 12,815,000 units comprised of shares of common stock and warrants for the purchase of common stock in exchange for $3,588,200 ($0.28 per unit). Each unit includes (i) one share of common stock, (ii) a warrant to purchase one-half of one share of our common stock until the first anniversary of the closing date at a purchase price of $0.28 per share and (iii) a warrant to purchase one share of our common stock until the second anniversary of the closing date at a purchase price of $0.50 per share.  The warrants may only be exercised by the payment of the exercise price in cash.  The warrants, if exercised in full, will result in additional cash proceeds to the Company of approximately $8.2 million.

In June 2011, we initiated a Phase I/II clinical study for ALS patients using our autologous NurOwn™ stem cell therapy, after receiving final approval from the Israel MOH.

On February 17, 2010, our wholly owned Israeli subsidiary entered into a series of agreements with Hadasit Medical Research Services and Development Ltd., a subsidiary of the Hadassah Medical Organization (“Hadassah”) and Professor Dimitrios Karousis (the “Clinical Trial Agreement”). Under the Clinical Trial Agreement, Hadassah and our personnel will conduct a clinical trial to evaluate the safety and tolerability of our treatment using mesenchymal bone marrow stem cells secreting neurotrophic factors (MSC-NTF) in patients with ALS, in accordance with a protocol developed jointly by us and Hadassah. The trial is expected to include between 24 and 26 patients.

Intellectual property generated through the study will be owned by us.  Hadassah will be entitled to use the intellectual property generated through the study for non-commercial purposes. All existing intellectual property of the Company and Hadassah shall be retained by each respective party.

In connection with the study, we agreed to pay Hadassah $38,190 per patient totaling up to $992,880, as well as $31,250 per month for rental and operation of clean room facilities according to GMP standards at Hadassah facilities in Jerusalem in order to apply the cell growth and differentiation process in accordance with our methods.

On June 27, 2011, our wholly owned Israeli subsidiary entered into the Amendment (the “Amendment”) to the Clinical Trial Agreement. The Amendment amended the Clinical Trial Agreement to, among other things: (i) decrease the total payment due to Hadassah from $992,880 to $773,400 and (ii) change the termination provisions so only we may terminate the agreement upon 60 days’ notice.

On September 22, 2011, our wholly owned Israeli subsidiary entered into an additional Amendment to the Clinical Trial Agreement (“Amendment 2”) to rent an additional clean room starting December 1, 2011.

In September 2011, we received notice from the Israeli Office of the Chief Scientist (“OCS”) of its commitment to grant the Company approximately $1.1 million in accordance with OCS guidelines.  We are obligated to pay royalties to the OCS, amounting to 3% to 5% of revenues derived from sales of the products funded with the OCS grant, up to an amount equal to 100% of the grant received.

On March 12, 2012, we announced plans to initiate a preclinical study assessing the efficiency of our NurOwn™ stem cell technology in patients with MS. Positive proof-of-concept results for MS have been confirmed in a set of in-vitro and in-vivo experiments, and we are working to advance MS into preclinical development in our second quarter in 2012.

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

Current Treatments

The physician bases medication decisions on the patient's symptoms and the stage of the disease. Some medications used for ALS patients include:

•	Riluzole - the only medication approved by the FDA to slow the progress of ALS. While it does not reverse ALS, Riluzole has been shown to reduce nerve damage. Riluzole may extend the time before a patient needs a ventilator (a machine to assist breathing) and may prolong the patient's life by several months;

•	Baclofen or Diazepam - these medications may be used to control muscle spasms, stiffness or tightening (spasticity) that interfere with daily activities; and

•	Trihexyphenidyl or Amitriptyline - these medications may help patients who have excess saliva or secretions, and emotional changes.

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

Company Business Strategy

Our efforts are currently focused on the development of the technology to upscale the process from the lab stage to the clinical stage, with the following main objectives:

•	Operating a GMP compliant production process;
•	Demonstrating Safety Tolerability and Therapeutic effect of transplantation of Autologous cultured Bone Marrow Stromal Cells secreting Neurothrophic factors (MSC-NTF) in a Phase I/II Clinical trial in human ALS patients;
•	Setting up a centralized facility to provide the therapeutic products and services for transplantation in patients in the US, as part of the clinical development program; and
•	Submitting an IND to the FDA

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

We have received interim safety data for the first ALS patients in our Phase I/II clinical study at the Hadassah Medical Center, in the first quarter of 2012. This clinical study is expected to be complete within an additional 12 to 15 months. Initial steps have been made for conducting FDA approved clinical trials in the US. The study is intended to evaluate safety and efficacy of our' cell therapy. We are currently considering developing our autologous cell therapy for the treatment of an additional Central Nervous System indication. Our clinical development timeline is subject to a number of risks as described in the section entitled “Risk Factors.”

Company Business Model

Our objective is to have the proprietary procedure adopted by many medical centers, throughout the U.S., Europe, Israel and East Asia for the treatment of ALS, MS, PD, and other neurodegenerative diseases. Our intended procedure for supporting the degenerated neurons with healthy cells secreting Neurotrophic factors derived by differentiation of bone marrow cells, may be among the earliest successes of stem cell technologies and could be the starting point for a massive market potential in the area of autologous transplantation. A central laboratory would be responsible for processing bone marrow extracted from patients, enabling the production of the cells required for transplantation. Transplantation would be carried out by the medical centers, with revenues shared with us on an agreed basis.

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

We cannot guarantee that we will succeed in finding strategic partners that are willing to enter into collaborations for our potential products at the appropriate stage of development, on economic terms that are attractive to us or at all. We have entered into a Memorandum of Understanding with the Massachusetts General Hospital and the University of Massachusetts Medical School in anticipation of applying for FDA approval to begin ALS human clinical trials in the United States.

Our business model calls for significant investments in research and development.  Our research and development expenditures (i) in 2011 (before participation by the Israeli Office of Chief Scientist) were $2,077,000, which included $388,000 in stock-based compensation and (ii) in 2010 (before participation by the Israeli Office of Chief Scientist) were $1,385,000, which included $340,000 in stock-based compensation.

Intellectual Property

We have filed the following patent applications:

WO2004/046348 METHODS, NUCLEIC ACID CONSTRUCTS AND CELLS FOR TREATING NEURODEGENERATIVE DISORDERS.  National phase filings in the United States.  Substantive examination is ongoing in the U.S.

WO2006/134602 ISOLATED CELLS AND POPULATIONS COMPRISING SAME FOR THE TREATMENT OF CNS DISEASES. National phase filings in the U.S. and Europe.  Substantive examination is ongoing in the U.S. and Europe. A divisional application has been submitted in Europe.

A joint Brainstorm-Ramot patent application was submitted as PCT:

WO2009/144718 MESENCHYMAL STEM CELLS FOR THE TREATMENT OF CNS DISEASES

National phase filings in the U.S., Europe and Israel. Substantive examination is ongoing in Europe.

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

On December 24, 2009, we entered into a Letter Agreement (the “Letter Agreement”) with Ramot, pursuant to which, among other things, Ramot agreed to: (i) release us from our obligation to fund three years of additional research (which would have totaled $1,140,000); and (ii) accept 1,120,000 shares of our common stock  in lieu of $272,000 in past-due amounts.  Pursuant to the Letter Agreement, we agreed, among other things, to: (i) reimburse Ramot for outstanding patent-related expenses; and (ii) abandon our rights in certain patents of Ramot.

Through March 2011, Ramot sold the 1,120,000 shares of common stock of the Company for $235,000 and we paid the remaining $5,000 due to Ramot. There is no additional debt to Ramot.

On December 20, 2011, we entered into an Assignment Agreement with our Israeli Subsidiary (the “Assignment Agreement”).  Under the Assignment Agreement, we assigned and transferred all of our rights, interests, titles, liabilities and obligations (the “Rights”) under the Second Amended and Restated Research and License Agreement with Ramot to our Israeli Subsidiary, effective as of January 1, 2007 and our Israeli Subsidiary agreed to assume all such Rights.  We agreed to be a guarantor of all obligations of our Israeli Subsidiary under the Second Amended and Restated Research and License Agreement with Ramot and Ramot can look to us to demand compliance with the License Agreement.

Government Regulations and Supervision

Once fully developed, we intend to market our bone marrow derived differentiated neurothrophic-factor secreting cell products, NurOwn™, for autologous transplantation in patients by neurosurgeons in medical facilities in the U.S., Europe, Japan and the Pacific Rim. Accordingly, we believe our research and development activities and the manufacturing and marketing of our technology are subject to the laws and regulations of governmental authorities in the United States and other countries in which our technology and products will be marketed. Specifically, in the U.S., the FDA, among other agencies, regulates new biological product approvals (“BLA”) to establish safety and efficacy, as well as appropriate production of these products. Governments in other countries have similar requirements for testing and marketing.

As we are currently in the research and development stage of our technology and NurOwn™ cell product, we have initiated the process of seeking regulatory approval from the FDA. We have retained/recruited expert regulatory consultants and employees to assist us in our approaches to the FDA. In our efforts to obtain regulatory approval, we will request a pre-Investigational New Drug (“IND”) meeting with the FDA. We are also engaging a regulatory consultant to assist us with the regulatory authorities in Israel.

In February 2011, the FDA granted Orphan Drug designation to our NurOwn™ autologous adult stem cell product candidate for the treatment of ALS. Orphan Drug status entitles us to seven years of marketing exclusivity for NurOwn™ upon regulatory approval, as well as the opportunity to apply for grant funding from the FDA of up to $400,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA's application user fee.

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

Compliance with Environmental, Health and Safety Laws

In addition to FDA regulations, we are also subject to evolving federal, state and local environmental, health and safety laws and regulations. In the past, compliance with environmental, health and safety laws and regulations has not had a material effect on our capital expenditures. We believe that we comply in all material respects with existing environmental, health and safety laws and regulations applicable to us. Compliance with environmental, health and safety laws and regulations in the future may require additional capital expenditures.

Competition

We face significant competition in our efforts to develop our products and services, including: (i) cell therapies competing with NurOwn™ and its applications and (ii) other treatments or procedures to cure or slow the effects of ALS, PD and other neurodegenerative diseases. There are a number of companies developing cell therapies for ALS, among them are companies that are involved in the controversial fetal cell transplant or ESC-derived cell therapy, as well as companies developing adult stem cells. Other companies are developing traditional chemical compounds, new biological drugs, cloned human proteins and other treatments, which are likely to impact the markets, which we intend to target. We believe that as an autologous bone marrow derived product that has shown proof of concept in-vitro and in animal studies, NurOwn™ has a first mover advantage in the adult stem cell space and such space has competitive advantages over the fetal cell or ESC-derived cell space as it has a long safety record and does not have the same ethical limitations.

Employees

We currently have 13 scientific and administrative employees, 8 of whom are full-time. None of our employees is represented by a labor union and we believe that we have good relationships with our employees.

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

Item 1A. RISK FACTORS.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward-looking statements in this report and those made from time to time by us through our senior management are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues, earnings or financial results or concerning project plans, performance, or development of products and services, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements. If any of the following risks actually occurs, our financial condition and operating results could be materially adversely affected.

Risks related to our business

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

The amount of financing required will depend on many factors including our financial requirements to fund our research and clinical trials, and our ability to secure partnerships and achieve partnership milestones as well as to fund other working capital requirements. Our ability to access the capital markets or to enlist partners is mainly dependent on the progress of our research and development and regulatory approval of our products.

Assuming we raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges (including registrations rights) senior to those of the rights of our common stock and our stockholders will experience additional dilution.

Our business in the foreseeable future will be based on technology licensed from Ramot and if this license were to be terminated upon failure to make required royalty payments in the future, we would need to change our business strategy and we may be forced to cease our operations. Agreements we and our Israeli Subsidiary have with Ramot impose on us royalty payment obligations.  If we fail to comply with these obligations, Ramot may have the right to terminate the license.  If Ramot elects to terminate our license, we would need to change our business strategy and we may be forced to cease our operations.  We currently do not owe Ramot any overdue payments.

Our company has a history of losses and we expect to incur losses for the foreseeable future. As a development stage company, we are in the early stages of executing our business plan. We had no revenues for the fiscal years ended December 31, 2011 or December 31, 2010. Our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. We are currently in the process of introducing the Company to strategic partners. In the upcoming three years, the Company will focus on clinical trials. We are unable at this time to foresee when we will generate revenues from strategic partnerships or otherwise. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have an adverse impact on our working capital, total assets and stockholders’ equity, and we may never achieve profitability.

Our product development programs are based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of our stem cell therapy creates significant challenges with regard to product development and optimization, manufacturing, government regulations, and market acceptance. For example, the FDA has relatively limited experience with stem cell therapies. None have been approved by them for commercial sale, and the pathway to regulatory approval for our cell therapy product candidates may accordingly be more complex and lengthy. As a result, the development and commercialization pathway for our therapies may be subject to increased uncertainty, as compared to the pathway for new conventional drugs.

We are faced with uncertainties related to our research.

Our research programs are based on scientific hypotheses and experimental approaches that may not lead to desired results. In addition, the timeframe for obtaining proof of principle and other results may be considerably longer than originally anticipated, or may not be possible given time, resource, financial, strategic and collaborator scientific constraints. Success in one stage of testing is not necessarily an indication that the particular program will succeed in later stages of testing and development. It is not possible to predict, based upon studies in in-vitro models and in animals, whether any of the therapies designed for these programs will prove to be safe, effective, and suitable for human use. Each therapy will require additional research and development, scale-up, formulation and extensive clinical testing in humans. Unsatisfactory results obtained from a particular study relating to a program may cause the Company to abandon its commitment to that program or to the lead therapy or product candidate being tested. The discovery of unexpected toxicities, lack of sufficient efficacy, unacceptable pharmacology, inability to increase scale of manufacture, market attractiveness, regulatory hurdles, competition, as well as other factors, may make our targets, lead therapies or product candidates unattractive or unsuitable for human use, and we may abandon our commitment to that program, target, lead therapy or product candidate. In addition, preliminary results seen in animal and/or limited human testing may not be substantiated in larger controlled clinical trials.

The field of stem cell therapy is relatively new and our development efforts may not yield an effective treatment of human diseases. Except for bone marrow transplants for neoplastic disease, the field of stem cell therapy remains largely untested in the clinical setting. Our intended cell therapeutic treatment methods for ALS involve a new approach that has not yet been proven to work in humans. We are currently conducting Phase I/II clinical trials for ALS, which, together with other stem cell therapies, may ultimately prove ineffective in treatment of human diseases. If we cannot successfully implement our NurOwnTM stem cell therapy in human testing, we would need to change our business strategy and we may be forced to change our operations.

A significant global market for our services has yet to emerge.

Very few companies have been successful in their efforts to develop and commercialize a stem cell product. We believe that there will be many different applications for products successfully derived from our technologies and that the anticipated market for products under development will continue to expand. No assurance, however, can be given that these beliefs will prove to be correct due to competition from existing or new products and the yet to be established commercial viability of our products. Stem cell products in general may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy, or other characteristics that may prevent or limit their approval or commercial use. The demand for stem cell processing and the number of people who may use cell or tissue-based therapies is difficult to forecast. As there are no real experts who can forecast this market with accuracy, there is limited data from which the future use of our services may be forecasted. Physicians, patients, formularies, third party payers or the medical community in general may not accept or utilize any products that the Company or its collaborative partners may develop. Our success is dependent on the establishment of a large global market for our products and services and our ability to capture a share of this market.

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

We may not be able to secure and maintain research institutions to conduct our clinical trials.

We rely on research institutions to conduct our clinical trials. Specifically, the limited number of centers experienced with cell therapy product candidates heightens our dependence on such research institutions. Our reliance upon research institutions, including hospitals and clinics, provides us with less control over the timing and cost of clinical trials and the ability to recruit subjects. If we are unable to reach agreements with suitable research institutions on acceptable terms, or if any resulting agreement is terminated, we may be unable to quickly replace the research institution with another qualified institution on acceptable terms. Furthermore, we may not be able to secure and maintain suitable research institutions to conduct our clinical trials.

We are subject to a strict regulatory environment. If we fail to obtain and maintain required regulatory approvals for our potential cell therapy products, our ability to commercialize our potential cell therapy products will be severely limited.

None of our product candidates have received regulatory approval for commercial sale.

Numerous statutes and regulations govern human testing and the manufacture and sale of human therapeutic products in the United States and other countries where we intend to market our products. Such legislation and regulation bears upon, among other things, the approval of protocols and human testing, the approval of manufacturing facilities, testing procedures and controlled research, review and approval of manufacturing, preclinical and clinical data prior to marketing approval including adherence to GMP during production and storage as well as regulation of marketing activities including advertising and labeling.

The completion of the clinical testing of our product candidates and the obtaining of required approvals are expected to take several years and require the expenditure of substantial resources. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent regulatory approval and/or commercialization of our product candidates, including the following:

-	The FDA or similar foreign regulatory authorities may find that our product candidates are not sufficiently safe or effective or may find our processes or facilities unsatisfactory;
-	Officials at the MOH, the FDA or similar foreign regulatory authorities may interpret data from preclinical studies and clinical trials differently than we do;
-	Our clinical trials may produce negative or inconclusive results or may not meet the level of statistical significance required by the MOH, the FDA or other regulatory authorities, and we may decide, or regulators may require us, to conduct additional preclinical studies and/or clinical trials or to abandon one or more of our development programs;
-	The MOH, the FDA or similar foreign regulatory authorities may change their approval policies or adopt new regulations;
-	There may be delays or failure in obtaining approval of our clinical trial protocols from the MOH, the FDA or other regulatory authorities or obtaining institutional review board approvals or government approvals to conduct clinical trials at prospective sites;
-	We, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks or undesirable side effects;
-	We may experience difficulties in managing multiple clinical sites;
-	Enrollment in our clinical trials for our product candidates may occur more slowly than we anticipate, or we may experience high drop-out rates of subjects in our clinical trials, resulting in significant delays; and
-	We may be unable to manufacture or obtain from third party manufacturers sufficient quantities of our product candidates for use in clinical trials.

Investors should be aware of the risks, problems, delays, expenses and difficulties which may be encountered by us in light of the extensive regulatory environment in which our business operates. In particular, our development costs will increase if we have material delays in our clinical trials, or if we are required to modify, suspend, terminate or repeat a clinical trial. If we are unable to conduct our clinical trials properly and on schedule, marketing approval may be delayed or denied by the MOH or the FDA.

Even if a product candidate is approved by the MOH, the FDA or any other regulatory authority, we may not obtain approval for an indication whose market is large enough to recoup our investment in that product candidate. We may never obtain the required regulatory approvals for any of our product candidates. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market.

Even if regulatory approvals are obtained for our product candidates, we will be subject to ongoing government regulation. If we or one or more of our partners or collaborators fail to comply with applicable current and future laws and government regulations, our business and financial results could be adversely affected.

The healthcare industry is one of the most highly regulated industries in the United States. The federal government, individual state and local governments and private accreditation organizations all oversee and monitor the activities of individuals and businesses engaged in the delivery of health care products and services. Even if regulatory authorities approve any of our human therapeutic product candidates, current laws, rules and regulations that could directly or indirectly affect our ability and the ability of our strategic partners and customers to operate each of their businesses could include, without limitation, the following:

•	State and local licensing, registration and regulation of laboratories, the collection, processing and storage of human cells and tissue, and the development and manufacture of pharmaceuticals and biologics;

•	The federal Clinical Laboratory Improvement Act and amendments of 1988;

•	Laws and regulations administered by the FDA, including the Federal Food Drug and Cosmetic Act and related laws and regulations;

•	The Public Health Service Act and related laws and regulations;

•	Laws and regulations administered by the United States Department of Health and Human Services, including the Office for Human Research Protections;

•	State laws and regulations governing human subject research;

•	Occupational Safety and Health requirements; and

•	State and local laws and regulations dealing with the handling and disposal of medical waste.

Compliance with such regulation may be expensive and consume substantial financial and management resources. If we, or any future marketing collaborators or contract manufacturers, fail to comply with applicable regulatory requirements, we may be subject to sanctions including fines, product recalls or seizures, injunctions, total or partial suspension of production, civil penalties, withdrawal of regulatory approvals and criminal prosecution. Any of these sanctions could delay or prevent the promotion, marketing or sale of our products.

We are subject to environmental, health and safety laws. We are subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and humans, emissions and wastewater discharges, and the use and disposal of hazardous or potentially hazardous substances used in connection with our research. We also cannot accurately predict the extent of regulations that might result from any future legislative or administrative action. Any of these laws or regulations could cause us to incur additional expense or restrict our operations.

Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or production efforts.

Our success will depend in part on establishing and maintaining effective strategic partnerships and collaborations, which may impose restrictions on our business and subject us to additional regulation.

A key aspect of our business strategy is to establish strategic relationships in order, to expand or complement our research and development or commercialization capabilities, and to reduce the cost of research and development. There can be no assurance that we will enter into such relationships, that the arrangements will be on favorable terms or that such relationships will be successful. If we are ultimately successful in executing our strategy of securing collaborations with companies that would undertake advanced clinical development and commercialization of our products, we may not have day-to-day control over their activities. Any such collaborator may adhere to criteria for determining whether to proceed with a clinical development program under circumstances where we might have continued such a program. Potential collaborators may have significant discretion in determining the efforts and amount of resources that they dedicate to our collaborations or may be unwilling or unable to fulfill their obligations to us, including their development and commercialization. Potential collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or other development of our products. They may also not properly maintain or defend our intellectual property rights or they may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability. Potential collaboration partners may have the right to terminate the collaboration on relatively short notice and if they do so or if they fail to perform or satisfy their obligations to us, the development or commercialization of products would be delayed and our ability to realize any potential milestone payments and royalty revenue would be adversely affected.

We face competition in our efforts to develop cell therapies for ALS and other neurodegenerative diseases.

We face competition in our efforts to develop cell therapies and other treatment or procedures to cure or slow the effects of ALS and other neurodegenerative diseases. Among our competitors are companies that are involved in the fetal cell transplant or embryonic stem cell derived cell therapy and companies developing adult stem cells. Other companies are developing traditional chemical compounds, new biological drugs, cloned human proteins and other treatments, which are likely to impact the markets that we intend to target. Some of our competitors possess longer operating histories and greater financial, managerial, scientific and technical resources than we do and some possess greater name recognition and established customer bases. Some also have significantly more experience in preclinical testing, human clinical trials, product manufacturing, the regulatory approval process and marketing and distribution than we do.

The trend towards consolidation in the pharmaceutical and biotechnology industries may adversely affect us.

There is a trend towards consolidation in the pharmaceutical and biotechnology industries. This consolidation trend may result in the remaining companies having greater financial resources and discovery technological capabilities, thus intensifying competition in these industries. This trend may also result in fewer potential collaborators or licensees for our therapeutic product candidates. Also, if a consolidating company is already doing business with our competitors, we may lose existing licensees or collaborators as a result of such consolidation.

There is a scarcity of experienced professionals in the field of cell therapy and we may not be able to retain key personnel or hire new key personnel needed to implement our business strategy and develop our products and businesses. If we are unable to retain or hire key personnel, we may be unable to continue to grow our business or to implement our business strategy, and our business may be materially and adversely affected.

Given the specialized nature of cell therapy and the fact that it is a young field, there is an inherent scarcity of experienced personnel in the field. Our success depends on a significant extent to the continued services of certain highly qualified scientific and management personnel.  We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms.  The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition.  In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.  We do not have key person life insurance on all of our key personnel. The future success of the Company also depends upon our ability to attract and retain additional qualified personnel (including medical, scientific, technical, commercial, business and administrative personnel) necessary to support our anticipated growth, develop our business, and maintain appropriate licensure, on acceptable terms. There can be no assurance that we will be successful in attracting or retaining personnel required by us to continue and grow our operations. The loss of a key employee, the failure of a key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could result in our inability to continue to grow our business or to implement our business strategy, or may have a material adverse effect on our business, financial condition and results of operations.

Technological and medical developments or improvements in conventional therapies could render the use of stem cells and our services and planned products obsolete.

The pharmaceutical industry is characterized by rapidly changing markets, technology, emerging industry standards and frequent introduction of new products. The introduction of new products embodying new technologies, including new manufacturing processes, and the emergence of new industry standards may render our technologies obsolete, less competitive or less marketable. Advances in other treatment methods or in disease prevention techniques could significantly reduce or entirely eliminate the need for our stem cell services, planned products and therapeutic efforts. Additionally, technological or medical developments may materially alter the commercial viability of our technology or services, and require us to incur significant costs to replace or modify equipment in which we have a substantial investment. In either event, we may experience a material adverse effect on our business, results of operations and financial condition.

If Ramot is unable to obtain patents on the patent applications and technology exclusively licensed to our Israeli Subsidiary or if patents are obtained but do not provide meaningful protection, we may not be able to successfully market our proposed products. We rely upon the patent application filed by Ramot and the license granted to us and our Israeli Subsidiary by Ramot under the Research and License Agreement (the “Original Ramot Agreement”), dated as of July 8, 2004, with Ramot, the technology licensing company of Tel Aviv University. We agreed under the Original Ramot Agreement to seek comprehensive patent protection for all inventions licensed to us under the Original Ramot Agreement. No assurance can be given that any of our pending or future patent applications will be approved, that the scope of any patent protection granted will exclude competitors or provide us with competitive advantages, that any of the patents that may be issued to us will be held valid if subsequently challenged, or that other parties will not claim rights to or ownership of our patents or other proprietary rights that we hold.  Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or products or design around any patents that have been or may be issued to us or any future licensors.  Since patent applications in the United States and in Europe are not disclosed until applications are published, there can be no assurance that others did not first file applications for products covered by our pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others.

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

We may be unable to protect our intellectual property from infringement by third parties.

Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property. Our competitors may also independently develop similar technology, duplicate our processes or services or design around our intellectual property rights. We may have to litigate to enforce and protect our intellectual property rights to determine their scope, validity or enforceability. Intellectual property litigation is costly, time-consuming, diverts the attention of management and technical personnel and could result in substantial uncertainty regarding our future viability. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection would limit our ability to develop or market our services in the future. This would also likely have an adverse effect on the revenues generated by any sale or license of such intellectual property. Furthermore, any public announcements related to such litigation or regulatory proceedings could adversely affect the price of our common stock.

Third parties may claim that we infringe on their intellectual property.

We may be subject to costly litigation in the event our technology is claimed to infringe upon the proprietary rights of others. Third parties may have, or may eventually be issued, patents that would be infringed by our technology. Any of these third parties could make a claim of infringement against us with respect to our technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Litigation and patent interference proceedings could result in substantial expense to us and significant diversion of efforts by our technical and management personnel. An adverse determination in any such proceeding or in patent litigation could subject us to significant liabilities to third parties or require us to seek licenses from third parties. Such licenses may not be available on acceptable terms or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from commercializing our products, which would have a material adverse affect on our business, results of operations and financial condition.

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

It is uncertain to what extent the government, private health insurers and third-party payers will approve coverage or provide reimbursement for the therapies and products to which our services relate. Availability for such reimbursement may be further limited by an increasing uninsured population and reductions in Medicare and Medicaid funding in the United States.

Our ability to successfully commercialize our human therapeutic products will depend significantly on our ability to obtain acceptable prices and the availability of reimbursement to the patient from third-party payers, such as government and private insurance plans. While we have not commenced discussions with any such parties, these third-party payers frequently require companies to provide predetermined discounts from list prices, and they are increasingly challenging the prices charged for pharmaceuticals and other medical products. Our human therapeutic products may not be considered cost-effective, and reimbursement to the patient may not be available or sufficient to allow us to sell our products on a competitive basis. Further, as cost containment pressures are increasing in the health care industry, government and private payers adopt strategies designed to limit the amount of reimbursement paid to health care providers. Such cost containment measures may include:

•	Reducing reimbursement rates;

•	Challenging the prices charged for medical products and services;

•	Limiting services covered;

•	Decreasing utilization of services;

•	Negotiating prospective or discounted contract pricing;

•	Adopting capitation strategies; and

•	Seeking competitive bids.

Similarly, the trend toward managed health care and bundled pricing for health care services in the United States could significantly influence the purchase of healthcare services and products, resulting in lower prices and reduced demand for our therapies.

We may not be able to negotiate favorable reimbursement rates for our human therapeutic products. If we fail to obtain acceptable prices or an adequate level of reimbursement for our products, the sales of our products would be adversely affected or there may be no commercially viable market for our products.

Unintended consequences of recently adopted health reform legislation in the U.S. may adversely affect our business.

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the U.S., comprehensive programs are under consideration that seek to, among other things, increase access to healthcare for the uninsured and control the escalation of healthcare expenditures within the economy. On March 23, 2010, health reform legislation was approved by Congress and has been signed into law. While we do not believe this legislation will have a direct impact on our business, the legislation has only recently been enacted and requires the adoption of implementing regulations, which may have unintended consequences or indirectly impact our business. For instance, the scope and implications of the recent amendments pursuant to the Fraud Enforcement and Recovery Act of 2009 have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may impact our business. Also, in some instances our clients may be health insurers that will be subject to limitations on their administrative expenses and new federal review of “unreasonable” rate increases which could impact the prices they pay for our services. If the legislation causes such unintended consequences or indirect impact, it could have a material adverse effect on our business, financial condition and results of operations.

Ethical and other concerns surrounding the use of stem cell therapy may negatively impact the public perception of our stem cell services, thereby suppressing demand for our services.

Although our stem cell business pertains to adult stem cells only, and does not involve the more controversial use of embryonic stem cells, the use of adult human stem cells for therapy could give rise to similar ethical, legal and social issues as those associated with embryonic stem cells, which could adversely affect its acceptance by consumers and medical practitioners. Additionally, it is possible that our business could be negatively impacted by any stigma associated with the use of embryonic stem cells if the public fails to appreciate the distinction between adult and embryonic stem cells. Delays in achieving public acceptance may materially and adversely affect the results of our operations and profitability.

We are exposed to fluctuations in currency exchange rates.

A significant portion of our business, particularly our research and development, is conducted outside the United States. Therefore, we are exposed to currency exchange fluctuations in other currencies such as the New Israeli Shekels (“NIS”) and the Euro. Moreover, a portion of our expenses in Israel and Europe are paid in NIS and Euros, respectively, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS are employee salaries, fees for consultants and subcontractors and lease payments on our Israeli facilities.

The dollar cost of our operations in Israel will increase to the extent increases in the rate of inflation in Israel are not offset by a devaluation of the NIS in relation to the dollar, which would harm our results of operations.

Since a considerable portion of our expenses such as employees' salaries are linked to an extent to the rate of inflation in Israel, the dollar cost of our operations is influenced by the extent to which any increase in the rate of inflation in Israel is or is not offset by the devaluation of the NIS inrelation to the dollar. As a result, we are exposed to the risk that the NIS, after adjustment for inflation in Israel, will appreciate in relation to the dollar. In that event, the dollar cost of our operations in Israel will increase and our dollar-measured results of operations will be adversely affected. During the past few years inflation-adjusted NIS appreciated against the dollar, which raised the dollar cost of our Israeli operations. We cannot predict whether the NIS will appreciate against the dollar or vice versa in the future. Any increase in the rate of inflation in Israel, unless the increase is offset on a timely basis by a devaluation of the NIS in relation to the dollar, will increase labor and other costs, which will increase the dollar cost of our operations in Israel and harm our results of operations.

We may be subject to significant product liability claims and litigation which could adversely affect our future earnings and financial condition.

Our business exposes us to potential product liability risks inherent in the testing, processing and marketing of stem cell therapy products. Specifically, the conduct of clinical trials in humans involves the potential risk that the use of our stem cell therapy products will result in adverse effects. Such liability claims may be expensive to defend and result in large judgments against us. We currently maintain liability insurance for our clinical trials; however such liability insurance may not be adequate to fully cover any liabilities that arise from clinical trials of our stem cell therapy products. We also maintain errors and omissions, directors and officers, workers’ compensation and other insurance appropriate to our business activities. If we were to be subject to a claim in excess of this coverage or to a claim not covered by our insurance and the claim succeeded, we would be required to pay the claim from our own limited resources, which could have a material adverse effect on our financial condition, results of operations and business. Additionally, liability or alleged liability could harm our business by diverting the attention and resources of our management and damaging our reputation and that of our subsidiaries.

Political, economic and military instability in Israel may impede our ability to execute our plan of operations.

Our principal operations and the research and development facilities of the scientific team funded by us under the Original Ramot Agreement are located in Israel. Accordingly, political, economic and military conditions in Israel may affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Acts of random terrorism periodically occur which could affect our operations or personnel. Ongoing or revived hostilities or other factors related to Israel could harm our operations and research and development process and could impede our ability to execute our plan of operations.

In addition, Israeli-based companies and companies doing business with Israel have been the subject of an economic boycott by members of the Arab League and certain other predominantly Muslim countries since Israel's establishment.  Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. Wars and acts of terrorism have resulted in damage to the Israeli economy, including reducing the level of foreign and local investment.

Furthermore, certain of our officers and employees may be obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called up for active military duty at any time. Israeli citizens who have served in the army may be subject to an obligation to perform reserve duty until they are between 40 and 49 years old, depending upon the nature of their military service.

Risks related to our common stock

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

ACCBT Corp. holds equity participation rights that could affect our ability to raise funds. Pursuant to the subscription agreement with ACCBT Corp., a company under the control of Mr. Chaim Lebovits, our President, we granted ACCBT Corp. the right to acquire additional shares of our common stock whenever we issue additional shares of common stock or other securities of the Company, or options or rights to purchase shares of the Company or other securities directly or indirectly convertible into or exercisable for shares of the Company (including shares of any newly created class or series). This participation right could limit our ability to enter into equity financings and to raise funds from third parties. ACCBT Corp. is entitled to purchase its pro rata share of any additional securities we offer, so that its percentage ownership of the Company remains the same after any such issuance of additional securities. Such additional securities will be offered to ACCBT Corp. at the same price and on the same terms as the other investors in the transaction. ACCBT Corp. will have 30 days from the date of our notice to ACCBT Corp. of any intended transaction, to decide whether it wishes to exercise its participation rights in the transaction.

You may experience difficulties in attempting to enforce liabilities based upon U.S. federal securities laws against us and our non-U.S. resident directors and officers. Our principal operations are located through our subsidiary in Israel and our principal assets are located outside the U.S. Our Chief Executive Officer, Chief Financial Officer, and some of our directors are foreign citizens and do not reside in the U.S. It may be difficult for courts in the U.S. to obtain jurisdiction over our foreign assets or these persons and as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our directors or executive officers in U.S. courts. Thus, should any situation arise in the future in which you have a cause of action against these persons or entities, you are at greater risk in investing in our Company rather than a domestic company because of greater potential difficulties in bringing lawsuits or, if successful, collecting judgments against these persons or entities as opposed to domestic persons or entities.

The trading price of our common stock entails additional regulatory requirements, which may negatively affect such trading price.  Our common stock is currently listed on the OTC Markets Group, an over-the-counter electronic quotation service, which stock currently trades below $5.00 per share. We anticipate the trading price of our common stock may continue to be below $5.00 per share. As a result of this price level, trading in our common stock would be subject to the requirements of certain “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any equity security not listed on either a securities exchange or NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

Delaware law could discourage a change in control, or an acquisition of us by a third party, even if the acquisition would be favorable to you, and thereby adversely affect existing stockholders.

The Delaware General Corporation Law contains provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of stockholders. Delaware law imposes conditions on certain business combination transactions with “interested stockholders.”   These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

We do not expect to pay dividends in the foreseeable future, and accordingly you must rely on stock appreciation for any return on your investment.

We have paid no cash dividends on our common stock to date, and we currently intend to retain our future earnings, if any, to fund the continued development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future.  Further, any payment of cash dividends will also depend on our financial condition, results of operations, capital requirements and other factors, including contractual restrictions to which we may be subject, and will be at the discretion of our Board of Directors.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

 Our executive offices are located in leased premises at 605 Third Avenue, 34th Floor, New York, NY 10158.

On December 1, 2004, our Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. entered into a lease agreement for the lease of premises in 12 Basel Street, Petach Tikva, Israel, which include approximately 600 square meters of office and laboratory space. The original term of the lease was 36 months, with two options to extend: one for an additional 24 months (the “First Option”); and one for an additional 36 months (the “Second Option”). We are currently in the Second Option period and rent is paid on a quarterly basis in the amount of NIS 32,200 per month.

We expanded our Petach Tikva facility in 2008 to include an animal research facility.

As part of the clinical trials with Hadassah, we pay $67,000 per month for rental and operation of two clean room facilities at Hadassah facilities in Jerusalem.

We believe that the current office space is adequate to meet our needs.

Item 3.	LEGAL PROCEEDINGS.

On April 17, 2008, Chapman, Spira & Carson, LLC (“CSC”) filed a breach of contract complaint in the Supreme Court of the State of New York (the “Court”) against the Company. The complaint alleges that the Company improperly terminated its contract with CSC. The complaint seeks, among other things, the following relief: (i) 400,000 shares of the common stock of the Company and (ii) warrants to purchase 250,000 shares of the common stock of the Company at an exercise price of $0.30 per share.  Further, the complaint alleges that CSC performed its obligations under the contract and has suffered compensatory damages in an amount up to approximately $672,500.  CSC also seeks costs and attorneys’ fees. On June 5, 2008, the Company filed an answer with the Court. The Company believes that it has substantial defenses to the claims made by CSC and has vigorously defended this action over this period of time. We cannot predict the scope, timing or outcome of this matter. We cannot predict what impact, if any, this matter may have on our business, financial condition, results of operations and cash flow.

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

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently traded on the OTCQB under the symbol “BCLI”.The following table contains information about the range of high and low sales prices for our common stock based upon reports of transactions on the OTCQB.

Quarter Ended	High	Low

December 31, 2011	$0.40	$0.20
September 30, 2011	$0.56	$0.27
June 30, 2011	$0.60	$0.25
March 31, 2011	$0.43	$0.18
December 31, 2010	$0.30	$0.18
September 30, 2010	$0.26	$0.16
June 30, 2010	$0.34	$0.19
March 31, 2010	$0.47	$0.21

The source of these high and low prices was the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

On March 14, 2012, the closing bid price of our common stock as reported by the OTCQB was $0.25 per share.

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

Record Holders

As of February 24, 2012, there were approximately 93 holders of record of our common stock.

Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized under the plans is included in Item 12 below.

Recent Sales of Unregistered Securities

On January 18, 2011, we entered into an agreement with ACCBT to offset amounts due to ACCBT, totaling approximately $22,000. In connection with this agreement, we issued to ACCBT 10,499,999 shares of common stock and a warrant to purchase 4,537,500 shares of common stock at an exercise price of $0.29 per share. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

Between February 22, 2011 and February 27, 2011, we entered into Securities Purchase Agreements with institutional and individual investors pursuant to which we issued and sold 12,815,000 units comprised of shares of common stock and warrants for the purchase of common stock (the “Units”) in exchange for $3,588,200 ($0.28 per Unit).

Each unit includes (i) one share of common stock, (ii) a warrant to purchase one-half of one share of our common stock until the first anniversary of the closing date at a purchase price of $0.28 per share and (iii) a warrant to purchase one share of our common stock until the second anniversary of the closing date at a purchase price of $0.50 per share.  The warrants may only be exercised by the payment of the exercise price in cash.  The warrants, if exercised in full, will result in additional cash proceeds to the Company of approximately $6.8 million.

The securities issued in this private placement were to accredited and other qualified investors outside of the United States in reliance upon available exemptions from the registration requirements of the Securities Act, including Section 4(2) thereof and Regulation S promulgated thereunder.

Barak Capital Underwriting Ltd. (“Barak”) acted as the placement agent in the offering.  We paid Barak approximately $215,000 in cash and issued 512,600 shares of common stock to Barak in consideration of the services provided to us in connection with the transaction.

On April 13, 2011, pursuant to the Hadasit Agreement, we issued a warrant to purchase up to 33,334 shares of our common stock at an exercise price of $0.00005 per share, exercisable for a period of 10 years, to Hadasit Medical Research Services and Development Ltd.  The issuance of these securities was effected without registration in reliance upon Regulation D promulgated under the Securities Act.  No underwriters were involved with the issuance of such securities and no commissions were paid in connection with such transaction.

On June 27, 2011, we issued 10,870 shares of common stock to Landoy Risk Management Ltd. for unpaid consulting services. The issuance of these securities was effected without registration in reliance upon Regulation D promulgated under the Securities Act. No underwriters were involved with the issuance of such securities and no commissions were paid in connection with such transaction.

In July 2011, Amatrine Ltd. exercised a warrant, dated as of March 1, 2011, held by such entity for the purchase of 759,334 shares of common stock.  The exercise price paid upon exercise of the warrant was $0.28 per share for a total of $212,613.52, which has been received by us. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering.  No underwriters were involved with the issuance of such securities and no commissions were paid in connection with such transaction.

On July 7, 2011, we issued 309,977 shares of common stock to Tayside Trading Ltd. (“Tayside”), in addition to the 1,016,109 shares of common stock previously issued in connection with the conversion of a convertible loan received in 2007 and converted to our common stock. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

On July 18, 2011, we issued 180,000 shares of common stock to Thomas B. Rosedale as payment for unpaid 2011 legal fees, which were owed to BRL Law Group LLC, of which Mr. Rosedale is the managing member. The issuance of these securities was effected without registration in reliance upon Regulation D promulgated under the Securities Act. No underwriters were involved with the issuance of such securities and no commissions were paid in connection with such transaction.

In September 2011, Fidelity Venture Capital Ltd. exercised a warrant, dated as of March 1, 2011, held by such entity for the purchase of 187,500 shares of common stock.  The exercise price paid upon exercise of the warrant was $0.28 per share for a total of $52,500.00, which has been received by us. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering.  No underwriters were involved with the issuance of such securities and no commissions were paid in connection with such transaction.

On November 10, 2011, we issued 100,000 shares of our common stock to Dani Offen in connection with his exercise of a warrant to purchase common stock previously issued.  The exercise price paid upon exercise of the warrant was $0.067 per share for a total of $6,700.00, which has been received by us.  The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

On January 11, 2012, we issued 125,000 shares of our common stock to E.H.O. Consulting and Holdings Ltd. in connection with its exercise of a warrant to purchase common stock previously issued.  The exercise price paid upon exercise of the warrant was $0.001 per share for a total of $125.00, which has been received by us.  The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

Item 6.	SELECTED FINANCIAL DATA.

Not required.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

We are a biotechnology company developing innovative stem cell therapeutic products based on technologies enabling the in-vitro differentiation of bone marrow stem cells into neural-like cells. We aim to become a leader in adult stem cell transplantation for neurodegenerative diseases. Our technology entails exploiting the patient’s own bone marrow stem cells to generate glial-like cells that may provide an effective treatment for ALS, PD, MS and Spinal Cord Injury.

Our core technology was developed in collaboration with prominent neurologist, Prof. Eldad Melamed, former head of Neurology of the Rabin Medical Center and member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research, and expert Cell biologist Prof. Daniel Offen, of the Felsenstein Medical Research Center of Tel Aviv University.

Our team demonstrated formation of neurotrophic-factor secreting cells (glial-like cells) from in-vitro differentiated bone marrow cells that produce NTF including GDNF, BDNF and additional factors. Moreover, in research conducted by our team, implantation of these differentiated cells into brains of animal models that had been induced to Parkinsonian behavior markedly improved their condition.

Our aim is to provide neural-supporting stem cell transplants that are expected to maintain, preserve and possibly restore the damaged neurons, protecting them from further degeneration.

Our Israeli Subsidiary holds exclusive worldwide rights to commercialize the technology, through a licensing agreement with Ramot, the technology transfer company of Tel Aviv University, Israel.

As a result of limited cash resources and the desire to take a faster path to clinical trials, since the fourth quarter of 2008 we have focused all of our efforts on ALS, and are currently not allocating resources towards PD, MS or other neurodegenerative diseases.  Other indications are currently being evaluated.

We are currently in the clinical stage of development of our technology and we intend to begin the process of seeking regulatory approval from regulatory agencies in the U.S.

In June 2011, we initiated a Phase I/II clinical study for ALS patients using our autologous NurOwn™ stem cell therapy, after receiving final approval from the Israel MOH.

In February 2011, the FDA granted Orphan Drug designation to our NurOwn™ autologous adult stem cell product candidate for the treatment of ALS. Orphan Drug status entitles us to seven years of marketing exclusivity for NurOwn™ upon regulatory approval, as well as the opportunity to apply for grant funding from the FDA of up to $400,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA's application user fee.

Our efforts are directed at:

•	Operating a GMP compliant production process;
•	Demonstrating Safety Tolerability and Therapeutic effect of transplantation of Autologous cultured Bone Marrow Stromal Cells secreting Neurothrophic factors (MSC-NTF) in a Phase I/II Clinical trial in human ALS patients;

•	Setting up a centralized facility to provide the therapeutic products and services for transplantation in patients in the US, as part of the clinical development program; and
•	Submitting an IND to the FDA.

Results of Operations

Research and Development, net:

Research and development expenses, net for the year ended December 31, 2011 and 2010 were $1,689,000 and $1,045,000, respectively. In addition, our grant from The Office of the Chief Scientist increased by $48,000 to $388,000 for the year ended December 31, 2011 from $340,000 for the year ended December 31, 2010.

The increase in research and development expenses, net for the year ended December 31, 2011 is primarily due to: (i) in June 2011, the Company began clinical trials in ALS patients, in Hadassah, under which the Company paid $350,000 in 2011; (ii) development and clinical trials conducted in GMP in Hadassah in the amount of $370,000 in the year ended December 31, 2011 compared to $250,000 in the year ended December 31, 2010; and (iii) an increase of $190,000 in payroll costs due to recruitment of four additional employees to conduct the clinical trials.

General and Administrative

General and administrative expenses for the years ended December 31, 2011 and 2010 were $2,205,000 and $1,544,000, respectively. The increase in General and administrative expenses, for the year ended December 31, 2011, is mainly due to: (i) an increase of $515,000 in stock-based compensation expenses, to $1,076,000 in the year ended December 31, 2011; and (ii) an increase of $140,000 in legal and audit expenses from $230,000 in the year ended December 31, 2010 to $370,000 in the year ended December 31, 2011; this increase was partially offset by a reduction of $60,000 in public and investor relations expenses from $120,000 in the year ended December 31, 2010 to $60,000 in the year ended December 31, 2011.

Financial Expenses

Financial expense for the year ended December 31, 2011 was $151,000 compared to financial income of $189,000 for the year ended December 31, 2010.

The increase in financial expense for the year ended December 31, 2011 is primarily due to $192,000 financial expense from conversion of debt to a subcontractor to our common stock.  The issuance of stock to the subcontractor was in an amount that was lower than the amount owed to the supplier. The value of the amount issued was based on the per share price on the date of the grant. The above was balanced by financial income of $41,000 due to the conversion exchange rate.

Net Loss

Net loss for the year ended December 31, 2011 was $3,918,000, as compared to a net loss of $2,419,000 for the year ended December 31, 2010. Net loss per share for the year ended December 31, 2011 was $0.03, as it was for the year ended December 31, 2010.

The increase in the net loss for the year ended December 31, 2011 is due to (i) the beginning of clinical trials, (ii) development in GMP in Hadassah facilities, and (iii) stock-based compensation expenses.

The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the year ended December 31, 2011 was 120,117,724, compared to 89,094,403 for the year ended December 31, 2010.

The increase in the weighted average number of shares of common stock used in computing basic and diluted net loss per share for the year ended December 31, 2011 was due to (i) the issuance of shares in a private placement, (ii) the exercise of warrants and (iii) the issuance of shares to service providers.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of our common stock and warrants and the issuance of convertible promissory notes. At December 31, 2011, we had $2,304,000 in total current assets and $1,135,000 in total current liabilities.

Net cash used in operating activities was $2,223,000 for the year ended December 31, 2011. Cash used for operating activities in the year ended December 31, 2011 was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash used in investing activities was $64,000 for the year ended December 31, 2011.

Net cash provided by financing activities was $4,117,000 for the year ended December 31, 2011 and is primarily attributable to institutional and private fund raising and from funds received from exercise of options.

Our material cash needs for the next 12 months include the payments due under an agreement with Hadassah to conduct clinical trials in ALS patients, under which we must pay to Hadassah an amount of (i) up to $32,225 per patient (up to $773,400 in the aggregate) and (ii) $67,000 per month for rent and operation of the GMP facilities in anticipation of Hadassah's clinical trials.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

U.S. DOLLARS IN THOUSANDS

(Except share data)

INDEX

Page

Reports of Independent Registered Public Accounting Firms	33-34

Consolidated Balance Sheets	35

Consolidated Statements of Operations	36

Statements of Changes in Stockholders' Equity (Deficiency)	37 - 45

Consolidated Statements of Cash Flows	46

Notes to Consolidated Financial Statements	47 - 78

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BRAINSTORM CELL THERAPEUTICS Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of BRAINSTORM CELL THERAPEUTICS Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statement of income, stockholders' deficiency, and cash flows for each of the two years in the period ended December 31, 2011 and for the period from April 1, 2004 to December 31, 2011. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audits.

The financial statements for the period from April 1, 2004 through December 31, 2007, were audited by other auditors. The consolidated financial statements for the period from April 1, 2004 through December 31, 2007 included a net loss of $32,325,000. Our opinion on the consolidated statements of operations, changes in stockholders' deficiency and cash flows for the period from April 1, 2004 through December 31, 2011, insofar as it relates to amounts for prior periods through December 31, 2007, is based solely on the report of other auditors. The other auditors report dated April 13, 2008 expressed an unqualified opinion, and included an explanatory paragraph concerning an uncertainty about the Company's ability to continue as a going concern, and regarding the status of the Company research and development license agreement with Ramot.

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

In our opinion, based on our audits and the report of other auditor, such consolidated financial statements present fairly, in all material respects, the financial position of BRAINSTORM CELL THERAPEUTICS Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 and for the period from April 1, 2004 to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in development innovative stem cell therapeutic products based on technologies enabling the in-vitro differentiation of bone marrow stem cells into neural-like cells, based on the acquired technology and research to be conducted and funded by the Company as discussed in Note 1 to the financial statements. The Company's working capital deficiency and operating losses since inception through December 31, 2011 raise substantial doubts about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of' these uncertainties.

/s/ Brightman Almagor Zohar & Co.

Brightman Almagor Zohar & Co.

Certified Public Accountants

A Member Firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel

March 13, 2012

Audit.Tax.Consulting.Financial Advisory.	Member of Deloitte Touche Tohmatsu

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	December 31,
	2011	2010
	U.S. $ in thousands

ASSETS

Current Assets:
Cash and cash equivalents	1,923	93
Account receivable (Note 5)	312	427
Prepaid expenses	69	59
Total current assets	2,304	579

Long-Term Investments:
Prepaid expenses	17	1
Severance payment fund	109	90
Total long-term investments	126	91

Property and Equipment, Net (Note 6)	314	419

Total assets	2,744	1,089

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Trade payables	244	307
Accrued expenses	750	448
Other accounts payable (Note 7)	141	531
Short-term convertible note (Note 8)	-	137
Total current liabilities	1,135	1,423

Accrued Severance Pay	121	125

Total liabilities	1,256	1,548

Stockholders' Equity (deficiency):
Stock capital: (Note 11)	6	5
Common stock $0.00005 par value - Authorized: 800,000,000 shares at December 31, 2011 and December 31, 2010; Issued and outstanding: 126,444,309 and 95,832,978 shares
Additional paid-in-capital	45,560	39,696
Deficit accumulated during the development stage	(44,078)	(40,160)
Total stockholders' deficiency	1,488	(459)

Total liabilities and stockholders' Equity (deficiency)	2,744	1,089

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands

(Except share data)

	Year ended December 31,		Period from September 22, 2000 (inception date) through December 31,
	2011	2010	2011(*)
	U.S. $ in thousands

Operating costs and expenses:

Research and development, net (Note 12)	1,689	1,045	24,419
General and administrative	2,205	1,544	17,003

Total operating costs and expenses	3,894	2,589	41,422

Financial expense (income), net	151	(189)	2,547
Other income	(132)	-	(132)

Operating loss	3,913	2,400	43,837

Taxes on income (Note 13)	5	19	77

Loss from continuing operations	3,918	2,419	43,914

Net loss from discontinued operations	-	-	164

Net loss	3,918	2,419	44,078

Basic and diluted net loss per share from continuing operations	0.03	0.03

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	120,117,724	89,094,403

(*) Out of which, $163, relating to the period from inception to March 31, 2004, is unaudited.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands

(Except share data)

							Deficit
							accumulated	Total
	Common stock			Additional paid-in		Deferred Stock - based	during the development	stockholders' equity
	Number	Amount		capital		compensation	stage	(deficiency)

Balance as of September 22, 2000 (date of inception) (unaudited)	-	-		-		-	-	-

Stock issued on September 22, 2000 for cash at $0.00188 per share	8,500,000	1		16		-	-	17
Stock issued on June 30, 2001 for cash at $0.0375 per share	1,600,000		*	60		-	-	60
Contribution of capital	-	-		8		-	-	8
Net loss	-	-		-		-	(17)	(17)

Balance as of March 31, 2001 (unaudited)	10,100,000	1		84		-	(17)	68

Contribution of capital	-	-		11		-	-	11
Net loss	-	-		-		-	(26)	(26)

Balance as of March 31, 2002 (unaudited)	10,100,000	1		95		-	(43)	53

Contribution of capital	-	-		15		-	-	15
Net loss	-	-		-		-	(47)	(47)

Balance as of March 31, 2003 (unaudited)	10,100,000	1		110		-	(90)	21

2-for-1 stock split	10,100,000		*	-		-	-	-
Stock issued on August 31, 2003 to purchase mineral option at $0.065 per share	100,000		*	6		-	-	6
Cancellation of shares granted to Company's President	(10,062,000)		*		*	-	-	-
Contribution of capital	-		*	15		-	-	15
Net loss	-	-		-		-	(73)	(73)

Balance as of March 31, 2004 (unaudited)	10,238,000	1		131		-	(163)	(31)

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

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands

(Except share data)

						Deficit
						accumulated	Total
	Common stock			Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount		capital	compensation	stage	(deficiency)

Balance as of March 31, 2005	20,867,808	1		25,101	(5,395)	(19,003)	704

Stock issued on May 12, 2005 for private placement at $0.80 per share	186,875	-	*	149	-	-	149
Stock issued on July 27, 2005 for private placement at $0.60 per share	165,000	-	*	99	-	-	99
Stock issued on September 30, 2005 for private placement at $0.80 per share	312,500	-	*	225	-	-	225
Stock issued on December 7, 2005 for private placement at $0.80 per share	187,500	-	*	135	-	-	135
Forfeiture of options granted to employees	-	-		(3,363)	3,363	-	-
Deferred stock-based compensation related to shares and options granted to directors and employees	200,000	-	*	486	(486)	-	-
Amortization of deferred stock-based compensation related to options and shares granted to employees and directors	-	-		51	1,123	-	1,174
Stock-based compensation related to options and shares granted to service providers	934,904	-	*	662	-	-	662
Reclassification due to application of ASC 815-40-25 (formerly EITF 00-19)	-	-		(7,906)			(7,906)
Beneficial conversion feature related to a convertible bridge loan	-	-		164	-	-	164
Net loss	-	-		-	-	(3,317)	(3,317)

Balance as of March 31, 2006	22,854,587	1		15,803	(1,395)	(22,320)	(7,911)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands

(Except share data)

						Deficit
						accumulated	Total
	Common stock			Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount		capital	compensation	stage	(deficiency)

Balance as of March 31, 2006	22,854,587	1		15,803	(1,395)	(22,320)	(7,911)

Elimination of deferred stock compensation due to implementation of ASC 718-10 (formerly SFAS 123(R))	-	-		(1,395)	1,395	-	-
Stock-based compensation related to shares and options granted to directors and employees	200,000	-	*	1,168	-	-	1,168
Reclassification due to application of ASC 815-40-25 (formerly EITF 00-19)	-	-		7,191	-	-	7,191
Stock-based compensation related to options and shares granted to service providers	1,147,225	-		453	-	-	453
Warrants issued to convertible note holder	-	-		11	-	-	11
Warrants issued to loan holder	-	-		110	-	-	110
Beneficial conversion feature related to convertible bridge loans	-	-		1,086	-	-	1,086
Net loss	-	-		-	-	(3,924)	(3,924)

Balance as of December 31, 2006	24,201,812	1		24,427	-	(26,244)	(1,816)

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

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands

(Except share data)

						Deficit
						accumulated	Total
	Common stock			Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount		capital	compensation	stage	(deficiency)

Balance as of December 31, 2007	41,004,409	2		30,058	-	(32,488)	(2,428)

Stock-based compensation related to options and stock granted to service providers	90,000	-		33	-	-	33
Stock-based compensation related to stock and options granted to directors and employees	-	-		731	-	-	731
Conversion of convertible loans	3,644,610		*	1,276	-	-	1,276
Exercise of warrants	1,860,000		*	-	-	-	-
Exercise of options	17,399		*	3	-	-	3
Stock issued for private placement at $0.1818 per unit, net of finder's fee	8,625,000	1		1,499	-	-	1,500
Subscription of shares for private placement at $0.1818 per unit	-	-		281	-	-	281
Net loss	-	-		-	-	(3,472)	(3,472)

Balance as of December 31, 2008	55,241,418	3		33,881	-	(35,960)	(2,076)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands

(Except share data)

						Deficit
						accumulated	Total
	Common stock			Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount		capital	compensation	stage	(deficiency)

Balance as of December 31, 2008	55,241,418	3		33,881	-	(35,960)	(2,076)

Stock-based compensation related to options and stock granted to service providers	5,284,284		*	775	-		775
Stock-based compensation related to stock and options granted to directors and employees	-	-		409	-		409
Conversion of convertible loans	2,500,000		*	200	-		200
Exercise of warrants	3,366,783		*	-	-		-
Stock issued for amendment of private placement	9,916,667	1		-	-		1
Subscription of shares	-	-		729	-		729
Net loss	-	-		-	-	(1,781)	(1,781)

Balance as of December 31, 2009	76,309,152	4		35,994	-	(37,741)	(1,743)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands

(Except share data)

						Deficit
						accumulated	Total
	Common stock			Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount		capital	compensation	stage	(deficiency)

Balance as of December 31, 2009	76,309,152	4		35,994		(37,741)	(1,743)

Stock-based compensation related to options and stock granted to service providers	443,333	-	*	96	-	-	96
Stock-based compensation related to stock and options granted to directors and employees	466,667	-	*	388	-	-	388
Stock issued for amendment of private placement	7,250,000	1		1,750	-	-	1,751
Conversion of convertible note	402,385	-	*	135	-	-	135
Conversion of convertible loans	1,016,109	-	*	189	-	-	189
Issuance of shares	2,475,000			400			400
Exercise of options	1,540,885	-	*	77	-	-	77
Exercise of warrants	3,929,446	-	*	11	-	-	11
Subscription of shares for private placement at $0.12 per unit				455	-	-	455
Conversion of trade payable to stock				201			201
Issuance of shares on account of previously subscribed shares (See also Note 11B.1.f)	2,000,001	-	*	-	-	-	-
Net loss						(2,419)	(2,419)

Balance as of December 31, 2010	95,832,978	5		39,696	-	(40,160)	(459)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands

(Except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2010	95,832,978	$5	$39,696	$-	$(40,160)	$(459)

Stock-based compensation related to options and stock granted to service providers	474,203	-	449	-	-	449
Stock-based compensation related to stock and options granted to directors and employees	2,025,040	-	1,135	-	-	1,135
Conversion of convertible note	755,594	-	140	-	-	140
Exercise of options	1,648,728	-	243	-	-	243
Exercise of warrants	1,046,834	-	272	-	-	272
Issuance of shares for private placement	14,160,933	1	3,601	-	-	3,602
Issuance of shares on account of previously subscribed shares (See also Note 11B.1.f)	10,499,999	-	24	-	-	24
Net loss	-	-	-	-	(3,918)	(3,918)

Balance as of December 31, 2011	126,444,309	$6	$45,560	$-	$(44,078)	$1,488

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(Except share data)

	Year ended December 31,		Period from September 22, 2000 (inception date) through December 31,
	2 0 1 1	2 0 1 0	2 0 1 1(*)
	U.S. $ in thousands
Cash flows from operating activities:
Net loss	$(3,918)	$(2,419)	$(44,078)
Less - loss for the period from discontinued operations	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	153	162	1,001
Severance pay, net	(23)	11	12
Accrued interest on loans	3	-	451
Amortization of discount on short-term loans	-	-	1,864
Change in fair value of options and warrants	-	-	(795)
Expenses related to shares and options granted to service providers	449	96	21,486
Stock-based compensation related to options granted to employees	1,135	388	6,821
Decrease (increase) in accounts receivable and prepaid expenses	105	(400)	(381)
Increase (decrease) in trade payables and convertible note	(63)	45	717
Increase (decrease) in other accounts payable and accrued expenses	(64)	48	1,397
Erosion of restricted cash	-	-	(6)
Net cash used in continuing operating activities	(2,223)	(2,069)	(11,347)
Net cash used in discontinued operating activities	-	-	(23)
Total net cash used in operating activities	(2,223)	(2,069)	(11,370)

Cash flows from investing activities:
Purchase of property and equipment	(48)	(5)	(1,133)
Restricted cash	-	-	6
Investment in lease deposit	(16)	6	(17)
Net cash used in continuing investing activities	(64)	1	(1,144)
Net cash used in discontinued investing activities	-	-	(16)
Total net cash provided by (used in) investing activities	(64)	1	(1,160)

Cash flows from financing activities:
Proceeds from issuance of Common stock, net	3,602	2,118	12,319
Proceeds from loans, notes and issuance of warrants, net	-	-	2,061
Credit from bank	-	(46)	-
Proceeds from exercise of warrants and options	515	88	631
Repayment of short-term loans	-	-	(601)
Net cash provided by continuing financing activities	4,117	2,160	14,410
Net cash provided by discontinued financing activities	-	-	43
Total net cash provided by financing activities	4,117	2,160	14,453

Increase in cash and cash equivalents	1,830	92	1,923
Cash and cash equivalents at the beginning of the period	93	1	-
Cash and cash equivalents at end of the period	$1,923	$93	$1,923

Non-cash financing activities:
Conversion of convertible loan and convertible note to shares	$140	$324
Conversion of other accounts payable to Common Stock	$24	$487
Conversion of a trade payable to Common Stock	$-	$200

(*) Out of the which, cash flows used in discontinued operating activities of $36, cash flows used in discontinued investing activities of $16 and cash flows provided in discontinued financing activities of $57, relating to the period from inception to March 31, 2004, is unaudited.

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

D.	On October 25, 2004, the Company formed a wholly-owned subsidiary in Israel, Brainstorm Cell Therapeutics Ltd. ("BCT").

E.	On November 22, 2004, the Company changed its name from Golden Hand Resources Inc. to Brainstorm Cell Therapeutics Inc. to better reflect its new line of business in the development of novel cell therapies for neurodegenerative diseases. BCT, as defined below, owns all operational property and equipment.

F.	On September 17, 2006, the Company changed the Company's fiscal year-end from March 31 to December 31.

G.	In December 2006, the Company changed its state of incorporation from Washington to Delaware.

H.	Since its inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, acquiring assets and raising capital. In addition, the Company has not generated revenues. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7, "Accounting and reporting by development Stage Enterprises" ASC 915-10 (formerly "SFAS No. 7").

I.	In October 2010, the Israeli Ministry of Health (“MOH”) granted clearance for a Phase I/II clinical trial using the Company’s autologous NurOwn™ stem cell therapy in patients with amyotrophic lateral sclerosis (“ALS”), subject to some additional process specifications as well as completion of the sterility validation study for tests performed.

On February 23, 2011, the Company submitted, to the MOH, all the required documents. Following approval of the MOH, a Phase I/II clinical study for ALS patients using the Company’s autologous NurOwn™ stem cell therapy (the “Clinical Trial”) was initiated in June 2011.

After the balance sheet date, in January 2012, the Company reported on an interim safety follow-up of the first 4 patients enrolled in its Clinical Trial indicating that no significant treatment-related adverse events were reported. The NurOwn™ treatment has thus so far proven to be safe, and has shown some initial indications of beneficial clinical effects.

J.	In February 2011, the U.S. Food and Drug Administration (“FDA”) granted orphan drug designation to the Company’s NurOwn™ autologous adult stem cell product candidate for the treatment of ALS.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 1 -	GENERAL (Cont.)

GOING CONCERN:

As reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2011, resulted in a net loss of $3,918. The Company’s balance sheet reflects an accumulated deficit of $44,078. These conditions, together with the fact that the Company is a development stage Company and has no revenues nor are revenues expected in the near future, raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital.

In 2009, the Company decided to focus only on the effort to commence clinical trials for ALS and such trials did commence in 2011.

In February 2011, the Company raised approximately $3.8 million from institutional and private investors. However, there can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation:

The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) applied on a consistent basis.

B.	Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.	Financial statement in U.S. dollars:

The functional currency of the Company is the U.S dollar ("dollar") since the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. Part of the transactions of BCT are recorded in new Israeli shekels ("NIS"); however, a substantial portion of BCT’s costs are incurred in dollars or linked to the dollar. Accordingly, management has designated the dollar as the currency of BCT’s primary economic environment and thus it is their functional and reporting currency.

Transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been re-measured to dollars in accordance with the provisions of ASC 830-10 (formerly Statement of Financial Accounting Standard 52), "Foreign Currency Translation". All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

D.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, BCT. Intercompany balances and transactions have been eliminated upon consolidation.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

E.	Cash equivalents:

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

The Company’s and BCT’s long-lived assets are reviewed for impairment in accordance with ASC 360-10 (formerly Statement of Financial Accounting Standard 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During 2010 and 2011, no impairment losses were identified.

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

The liability of BCT for severance pay is calculated pursuant to the Severance Pay Law in Israel, based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is presented on an undiscounted basis.

BCT’s employees are entitled to one month's salary for each year of employment or a portion thereof. BCT’s liability for all of its employees is fully provided by monthly deposits with insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company's balance sheet.

The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Severance Pay Law in Israel or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies.

Severance expenses for the year ended December 31, 2011 were $20.

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the year ended December 31, 2011 and December 31, 2010, since all such securities have an anti-dilutive effect.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

L.	Income taxes:

The Company and BCT account for income taxes in accordance with ASC 740-10 (formerly Statement of Financial Accounting Standard 109), "Accounting for Income Taxes." This Statement requires the use of the liability method of accounting for income taxes, whereby deferred tax asset and liability account balances are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and BCT provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

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

On July 8, 2004, the Company entered into a research and license agreement (the "Original Agreement") with Ramot. The license agreement grants the Company an exclusive, worldwide, royalty-bearing license to develop, use and sell certain stem cell technology. In consideration of the license, the Company was required to remit an upfront license fee payment of $100; royalties at a rate of 5% of all net sales of products and 30% of all sublicense receipts. In addition, the Company granted Ramot and certain of its designees fully vested warrants to purchase 10,606,415 shares of Common Stock at an exercise price of $0.01 per share. The Company also agreed to fund, through Ramot, further research in consideration of $570 per year for an initial two-year period (“initial research period”). The Company also agreed to fund research for a further two-year period if certain research milestones are met for an additional $1,140 (“extended research period”).

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

On July 26, 2007, the Company entered into a Second Amended and Restated Research and License Agreement with Ramot. On August 1, 2007, the Company obtained a waiver and release from Ramot pursuant to which Ramot agreed to an amended payment schedule regarding the Company's payment obligations under the Amended Research and License Agreement, dated March 30, 2006, and waived all claims against the Company resulting from the Company's previous defaults and non-payment under the Original Agreement and the Amended Research and License Agreement. The payments described in the waiver and release covered all payment obligations that were past due and not yet due pursuant to the Original Agreement. The waiver and release amended and restated the remaining unpaid balance of $240 of the original payment schedule for the initial research period.

As of December 24, 2009, the Company had not made the payments totaling $240.

On December 24, 2009, the Company and Ramot entered into a settlement under which, among other things, the following matters were agreed upon:

a)	Ramot released the Company from the Company’s obligation to fund the extended research period in the total amount of $1,140.Therefore, the Company removed an amount of $760 from its research and development expenses that had accumulated in the past.

b)	Past due amounts of $240 for the initial research period plus interest of $32 owed by the Company to Ramot was converted into 1,120,000 restricted shares of common stock on December 30, 2009. Ramot deposited the shares with a broker and may sell the shares in the free market after 185 days from the issuance date.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 3 -	RESEARCH AND LICENSE AGREEMENT (Cont.)

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

As of December 31, 2011, Ramot had sold all 1,120,000 shares of Common Stock of the Company issued under the settlement agreement for $235. The Company paid the remaining balance of $5 and finalized the balance due to Ramot according to the settlement agreement between the parties dated December 24, 2009.

In December 2011, the Company signed an agreement with BCT and Ramot, in which the Company assigned to BCT its rights under the License Agreement with Ramot, as well as its ownership rights in the joint patent application with Ramot. The Company guarantees all BCT obligations under the License Agreement towards Ramot.

NOTE 4 -	CONSULTING AGREEMENTS

A.	On July 8, 2004, the Company entered into two consulting agreements with Prof. Eldad Melamed and Prof. Daniel Offen (together, the "Consultants"), upon which the Consultants shall provide the Company scientific and medical consulting services in consideration for a monthly payment of $6 each. In addition, the Company granted each of the Consultants, a fully vested warrant to purchase 1,097,215 shares of Common Stock at an exercise price of $0.01 per share. The warrants issued pursuant to the agreement were issued to the Consultants effective as of November 4, 2004. Each of the warrants is exercisable for a seven-year period beginning on November 4, 2005. As of December 31, 2010, the two Consultants exercised the above warrants to Common Stock of the Company.

B.	On December 16, 2010, the Company approved a grant of 1,100,000 shares of the Company's Common Stock to the two Consultants, for services rendered through December 31, 2010. Related compensation in the amount of $220 was recorded as research and development expense. A sum of $487 was cancelled concurrently with the issuance of the 1,100,000 shares of Common Stock of the Company.

C.	On June 27, 2011, the Company approved an additional grant of 400,000 shares of the Company's Common Stock to Prof. Daniel Offen, for services rendered through December 31, 2009. Related compensation in the amount of $192 is recorded as research and development expense.

NOTE 5 -	ACCOUNTS RECEIVABLE

	December 31,
	2011	2010
	U.S. $ in thousands

Government authorities	76	36
Grants receivable from the CSO	236	391
	312	427

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 6 -	PROPERTY AND EQUIPMENT

	December 31,
	2011	2010
	U.S. $ in thousands

Cost:
Office furniture and equipment	9	9
Computer software and electronic equipment	106	105
Laboratory equipment	361	349
Leasehold improvements	690	655
	1,166	1,118
Accumulated depreciation:
Office furniture and equipment	4	3
Computer software and electronic equipment	103	100
Laboratory equipment	252	200
Leasehold improvements	493	396
	852	699

Depreciated cost	314	419

Depreciation expenses for the year ended December 31, 2011 and December 31, 2010 were $153, and $162, respectively.

NOTE 7 -	OTHER ACCOUNTS PAYABLE

	December 31,
	2011	2010
	U.S. $ in thousands

Employee and payroll accruals	141	471
Ramot accrued expenses	-	60
	141	531

NOTE 8 -	SHORT-TERM CONVERTIBLE NOTE

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 8 -	SHORT-TERM CONVERTIBLE NOTE (Cont.)

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

On February 18, 2011, the legal advisor converted the entire accrued principal and interest into 445,617 shares of Common Stock.

NOTE 9 -	SHORT-TERM CONVERTIBLE LOANS

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

The Beneficial Conversion Feature in the amount of $122, embedded in the note was calculated based on a conversion rate of 60%, as defined upon the occurrence of an event of default and according to the notes’ effective conversion price. The amount was recorded as discount on the note against additional paid-in capital and is amortized to financial expense over the note period.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 9 -	SHORT-TERM CONVERTIBLE LOANS (Cont.)

On January 27, 2010, the third party converted the entire accrued principal and interest of the note, into 1,016,109 shares of Common Stock.

In July 2011, the Company issued to the lender an additional 309,977 shares of Common Stock of the Company with regard to the above conversion.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 10 -	COMMITMENTS AND CONTINGENCIES

A.	On December 1, 2004, BCT entered into a lease agreement for the lease of its facilities. The term of the lease was 36 months, with two options to extend. Rent is paid on a quarterly basis in the amount of NIS 28,373 (approximately $8) per month.

The facilities and vehicles of the Company and BCT are rented under operating leases that expire on various dates. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2011 are as follows:

Period ending December 31,	Facilities	Vehicles	Total

2012	99	43	142
2013	-	43	43
2014	-	22	22

	99	109	207

Total facilities rent expenses for the year ended December 31, 2011 and 2010 were $111 and $135 respectively.

B.	On March 20, 2006, the Company entered into a Termination Agreement and General Release (the "Termination Agreement") with Dr. Yaffa Beck, the Company's former President and Chief Executive Officer who resigned her position as an officer and director of the Company on November 10, 2005.

As of December 31, 2011, there was still an unpaid balance of $17 to Dr. Beck under this Termination Agreement.

C.	Commitments to pay royalties to the Chief Scientist:

BCT obtained from the Chief Scientist of the State of Israel grants for participation in research and development for the years 2007 through 2011, and, in return, BCT is obligated to pay royalties amounting to 3% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of Libor per annum.

Through December 31, 2011, total grants obtained amounted to $1,472.

D.	On February 17, 2010, BCT entered into an agreement with Hadasit Medical Research Services and Development Ltd ("Hadasit") to conduct clinical trials in ALS patients. The agreement was revised in June 2011 according to which, in connection with the trials BCT will pay Hadasit $32,225 per patient totaling up to $773,400, as well as $64,915 per month for rental and operation of two clean rooms. The Company has the right to cease the rental of the clean rooms at any time upon 30 days prior notice.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 10 -	COMMITMENTS AND CONTINGENCIES (Cont.)

E.	On April 17, 2008, Chapman, Spira & Carson, LLC (“CSC”) filed a breach of contract complaint in the Supreme Court of the State of New York (the “Court”) against the Company. The complaint alleges that CSC performed its obligations to the Company under a consulting agreement entered into between the parties and that the Company failed to provide CSC with the compensation outlined in the consulting agreement. The complaint seeks compensatory damages in an amount up to approximately $897, as well as costs and attorneys’ fees. On June 5, 2008, the Company filed an answer with the Court. The Company believes CSC’s claims are without merit and cannot predict what impact, if any, this matter may have on the business, its financial condition and results of operations and cash flow. Provision is included in the financial statements that Management believes is sufficient to address the risk.

NOTE 11 -	STOCK CAPITAL

A.	The rights of Common Stock are as follows:

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

b)	On February 23, 2005, the Company completed a private placement for sale of 1,894,808 units for total proceeds of $1,418. Each unit consisted of one share of Common Stock and a three-year warrant to purchase one share of Common Stock at $2.50 per share. This private placement was consummated in three tranches which closed in October 2004, November 2004 and February 2005.

c)	On May 12, 2005, the Company issued to an investor 186,875 shares of Common Stock for total proceeds of $149 at a price of $0.80 per share.

d)	On July 27, 2005, the Company issued to investors 165,000 shares of Common Stock for total proceeds of $99 at a price of $0.60 per share.

e)	On August 11, 2005, the Company signed a private placement agreement with investors for the sale of up to 1,250,000 units at a price of $0.80 per unit. Each unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock at $1.00 per share. The warrants were exercisable for a period of three years from issuance. On September 30, 2005, the Company sold 312,500 units for total net proceeds of $225. On December 7, 2005, the Company sold 187,500 units for total net proceeds of $135.

f)	On July 2, 2007, the Company entered into an investment agreement, pursuant to which the Company agreed to sell up to 27,500,000 shares of Common Stock, for an aggregate subscription price of up to $5 million and warrants to purchase up to 30,250,000 shares of Common Stock.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 11 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options (Cont.):

1.	Private placements (Cont.):

At each closing date, the Company would deliver to the investor the number of shares and warrants, subject to customary closing conditions and the delivery of funds, described above. The warrants had the following exercise prices: (i) the first 10,083,333 warrants had an exercise price of $0.20 per share; (ii) the next 10,083,333 warrants had an exercise price of $0.29 per share; and (iii) the final 10,083,334 warrants issued had an exercise price of $0.36 per share. All warrants expired on November 5, 2011.

On August 18, 2009, the Company entered into an amendment to the investment agreement with the investor as follows:

(a)	The investor shall invest the remaining amount of the original investment agreement at a price per share of $0.12 in monthly installments of not less than $50 starting August 1, 2009.

(b)	The exercise price of the last 10,083,334 warrants will decrease from an exercise price of $0.36 per share to $0.29 per share.

(c)	All warrants will expire on November 5, 2013 instead of November 5, 2011.

(d)	The price per share of the investment agreement decreased from $0.1818 to $0.12, therefore the Company adjusted the number of Shares of Common Stock issuable pursuant to the investment agreement retroactively and issued to the investor on October 28, 2009 an additional 9,916,667 shares of Common Stock for past investment.

(e)	The investor has the right to cease payments in the event that the price per share as of the closing on five consecutive trading days shall decrease to $0.05.

On January 18, 2011, the Company and the investor signed an agreement to offset amounts due to the investor, totaling $22, against the remaining balance of the investment. The Company issued to the investor 10,499,999 shares of Common Stock and a warrant to purchase 4,537,500 shares of the Company's Common Stock at an exercise price of $0.29 per share

As of December 31, 2011, the Company issued to the investor and its designees an aggregate of 41,666,667 shares of Common Stock, a warrant to purchase 10,083,333 shares of the Company's Common Stock at an exercise price of $0.20 per share, and a warrant to purchase 20,166,667 shares of Common Stock at an exercise price of $0.29 per share. The warrants may be exercised at any time and expire on November 5, 2013.

In addition, the Company issued an aggregate of 1,250,000 shares of Common Stock to a related party as an introduction fee for the investment.

As of December 31, 2011, the introduction fee was paid in full.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 11 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

1.	Private placements: (Cont.)

(f)	In January 2010, the Company issued 1,250,000 units to a private investor for total proceeds of $250. Each unit consisted of one share of Common Stock and a two-year warrant to purchase one share of Common Stock at $0.50 per share.

(g)	In February 2010, the Company issued 6,000,000 shares of Common Stock to three investors (2,000,000 to each investor) and warrants to purchase an aggregate of 3,000,000 shares of Common Stock (1,000,000 to each investor) with an exercise price of $0.50 for aggregate proceeds of $1,500 ($500 each). The warrants are exercisable through February 17, 2012.

(h)	In February 2011, the Company issued 833,333 shares of Common Stock, at a price of $0.30 per share, and a warrant to purchase 641,026 shares of the Company's Common Stock at an exercise price of $0.39 per share exercisable for one year for total proceeds of $250.

(i)	In February 2011, the Company entered into an investment agreement, pursuant to which the Company sold 12,815,000 shares of Common Stock, for an aggregate subscription price of $3.6 million and warrants to purchase up to 19,222,500 shares of Common Stock as follows: warrants to purchase 12,815,000 shares of Common Stock at $0.50 for two years, and warrants to purchase 6,407,500 shares of Common Stock at $0.28 for one year.

In July 2011, an investor exercised a warrant to purchase 946,834 shares of Common Stock of the Company at $0.28 per share, for $265.

In addition, the Company paid 10% of the funds received for the distribution services received. Out of this amount, 4% was paid in stock and the remaining 6% in cash. Accordingly, in March 2011, the Company issued 512,600 shares of Common Stock and paid $231 for the investment banking related to the investment.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 11 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors (Cont.):

a)	Options to employees and directors: (Cont.)

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

On June 22, 2006, the Company entered into an amendment to the Company's option agreement with two of its employees. The amendment changed the exercise price of 270,000 options granted to them from $0.75 to $0.15 per share. The excess of the fair value resulting from the modification, in the amount of $2, was recorded as general and administration expense over the remaining vesting period of the option.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 11 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options (Cont.)

2.	Share-based compensation to employees and to directors (Cont.):

a)	Options to employees and directors: (Cont.)

On August 27, 2007, the Company granted to one of its directors an option to purchase 100,000 shares of Common Stock at an exercise price of $0.15 per share. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the option, in the amount of $84, was recorded as general and administrative expense.

On October 23, 2007, the Company granted to its former Chief Executive Officer and director an option to purchase 1,000,000 shares of Common Stock at an exercise price of $0.87 per share. The option vests with respect to 1/6 of the option on each six month anniversary and expires after 10 years. The total compensation related to the option is $733, which is amortized over the vesting period as general and administrative expense.

On November 5, 2008, the Company entered into an amendment to the Company's option to purchase 1,000,000 shares of common stock agreement with the Company's CEO. The amendment changed the exercise price of the option from $0.87 to $0.15 per share. The compensation related to the modification of the purchase price in the amount of $4 was recorded as general and administrative expense. In February 2011, the former CEO resigned. As of December 31, 2011, 300,727 out of the above options were exercised. After the balance sheet date, the former CEO exercised his option to purchase an additional 132,038 shares of common stock (see Note 15 C).

On June 29, 2009, the Company granted to its former Chief Executive Officer and director an option to purchase 1,000,000 shares of Common Stock at an exercise price of $0.067 per share. The option vests with respect to 1/3 of the shares subject to the option on each anniversary of the date of grant and expires after 10 years. The total compensation related to the option is $68, which is amortized over the vesting period as general and administrative expense. In February 2011, the former CEO resigned. On July 25, 2011, the Company signed a settlement agreement with the former CEO under which 483,333 shares out of the above grant became fully vested exercisable through April 30, 2012. An additional $30 was recorded as compensation in general and administrative expense.

On June 29, 2009, the Company granted to its former Chief Financial Officer an option to purchase 200,000 shares of Common Stock at an exercise price of $0.067 per share. The option vested with respect to 1/3 of the shares subject to the option. Out of the above options, 2/3 were cancelled and the remaining 66,667 were exercised.

On August 31, 2009, the Company granted to two of its directors an option to purchase 100,000 shares of Common Stock for each of them at an exercise price of $0.15 per share. The option vests with respect to 1/3 of the option on each anniversary and expires after 10 years. The total compensation related to the option is $32, which is amortized over the vesting period as general and administrative expense.

On December 13, 2009, the Company granted to one of its directors an option to purchase 100,000 shares of Common Stock at an exercise price of $0.15 per share. The option is fully vested and is exercisable for a period of 10 years. The compensation related to the option, in the amount of $21, was recorded as general and administrative expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 11 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options (Cont.)

2.	Share-based compensation to employees and to directors (Cont.):

a)	Options to employees and directors: (Cont.)

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

On April 13, 2010, the Company, Prof. Abraham Israeli and Hadasit Medical Research Services and Development Ltd. (“Hadasit”) entered into an Agreement (the “Agreement”) pursuant to which Mr. Israeli agreed, during the term of the Agreement, to serve as (i) the Company’s Clinical Trials Advisor and (ii) a member of the Company’s Board of Directors.  In consideration of the services to be provided by Mr. Israeli to the Company under the Agreement, the Company agreed to grant options annually during the term of the Agreement for the purchase of its Common Stock, as follows:

*	An option for the purchase of 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share to Mr. Israeli; and

*	An option for the purchase of 33,334 shares of Common Stock at an exercise price equal to $0.00005 per share to Hadasit.

*	Such options will vest and become exercisable in twelve (12) consecutive equal monthly amounts.

In April 2010, the Company granted to Mr. Israeli an option to purchase 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share. The total compensation related to the option is $50, which is amortized over the vesting period as general and administrative expense.

On June 27, 2011, the Company granted to Mr. Israeli an option to purchase 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share. The total compensation related to the option is $48, which is amortized over the vesting period as general and administrative expense.

In April 2010, the Company granted Hadasit an option to purchase 33,334 shares of Common Stock at an exercise price equal to $0.00005 per share. The total compensation related to the option is $7, which is amortized over the vesting period as general and administrative expense.

In April 2011, the Company granted Hadasit an option to purchase 33,334 shares of Common Stock at an exercise price equal to $0.00005 per share. The total compensation related to the option is $11, which is amortized over the vesting period as general and administrative expense.

On December 16, 2010, the Company granted to two of its directors an option to purchase 400,000 shares of Common Stock at an exercise price of $0.15 per share. The options are fully vested and are exercisable for a period of 10 years. The compensation related to the option, in the amount of $78, was recorded as general and administrative expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

On December 16, 2010, the Company approved the grant to two Board members an option to purchase 400,000 shares of Common Stock of the Company (200,000 shares each). The compensation related to the option, in the amount of $80, was recorded as general and administrative expense.

On December 16, 2010, the Company approved the grant to its three Scientific Board members 300,000 shares of Common Stock of the Company. The compensation related to the option, in the amount of $60, was recorded as research and development expense.

On December 16, 2010, the Company granted to its employees options to purchase 670,000 shares of Common Stock at an exercise price of $0.18 per share. The options are vested over three years and are exercisable for a period of 10 years. The compensation related to the option, in the amount of $32, was recorded as general and administrative expense.

On June 27, 2011, the Company granted to its CEO, an option to purchase 450,000 shares of Common Stock of the Company at $0.20. The total compensation related to the option is $177, which is amortized over the vesting period as general and administrative expense.

On June 27, 2011, the Company granted to four of its directors an option to purchase 634,999 shares of Common Stock of the Company at $0.15. The total compensation related to the option is $287, which is amortized over the vesting period as general and administrative expense.

On August 10, 2011, the Company granted to its CEO, an option to purchase 70,000 shares of Common Stock of the Company at $0.20. The total compensation related to the option is $26, which was amortized as general and administrative expense.

On November 10, 2011, the Company approved the grant to its four Advisory Board members an option to purchase 500,000 shares of Common Stock of the Company (125,000 shares each). The total compensation related to the option is $140, which is amortized over the vesting period as general and administrative expense.

On November 10, 2011, the Company approved the grant to a former director of the Company 250,000 shares of Common Stock of the Company. The compensation related to the option, in the amount of $70, was recorded as general and administrative expense.

As of December 31, 2011, 1,825,103 options are available for future grants.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 11 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options

2.	Share-based compensation to employees and to directors:

a)	Options to employees and directors: (Cont.)

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	Year ended December 31, 2011
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	6,893,024	0.183
Granted	1,321,665	0.151
Exercised	(1,286,600)	0.148
Cancelled	(1,989,268)	0.188

Outstanding at end of period	4,938,821	0.168	831,684

Vested and expected-to-vest at end of period	3,663,138	0.138	507,028

*)	During 2008, the Company extended the exercise period for some of its employees that were terminated. The extension was accounted for as modification in accordance with ASC 718-10. According to ASC 718-10, modifications are treated as an exchange of the original award, resulting in additional compensation expense based on the difference between the fair value of the new award and the original award immediately before modification. Applying modification accounting resulted in additional compensation expense for the year ended December 31, 2008, amounted to $6.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on December 31, 2011 and 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011 and 2010.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 11 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options (Cont.)

2.	Share-based compensation to employees and to directors (Cont.):

a)	Options to employees and directors: (Cont.)

The options outstanding as of December 31, 2011, have been separated into exercise prices, as follows:

	Options outstanding as of	Weighted average remaining	Options exercisable as of
	December 31,	contractual	December 31,
Exercise price	2 0 1 1	Life	2 0 1 1
$		Years
0.00005	333,332	8.29	277,777
0.067	586,217	1.59	551,922
0.15	2,384,272	5.55	2,033,439
0.18	670,000	8.48	305,000
0.2	520,000	9.51	70,000
0.32	30,000	8.12	10,000
0.39	115,000	5.50	115,000
0.4	110,000	4.48	110,000
0.47	110,000	5.22	110,000
0.75	80,000	3.18	80,000
	4,938,821	6.03	3,663,138

Compensation expense recorded by the Company in respect of its stock-based employee compensation award in accordance with ASC 718-10 for the year ended December 31, 2011 and 2010 amounted to $1,135 and $388, respectively.

The fair value of the options is estimated at the date of grant using a Black-Scholes options pricing model with the following assumptions used in the calculation:

	Year ended December 31,
	2011	2010

Expected volatility	134%-141%	134%-141%
Risk-free interest	1.14%-2.93%	2.26%-3.47%
Dividend yield	0%	0%
Expected life of up to (years)	5-6	6-10
Forfeiture rate	0	0

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 11 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

b)	Restricted shares to directors:

On May 2, 2006, the Company issued to two of its directors 200,000 restricted shares of Common Stock (100,000 each). The restricted shares are subject to the Company's right to repurchase them at a purchase price of par value ($0.00005). The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date. The compensation related to the stock issued amounted to $104, which was amortized over the vesting period as general and administrative expenses.

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

In May and in June 2010, based on a board resolution dated June 29, 2009, the Company issued to three of its Scientific Advisory Board members and two of its Advisory Board members 500,000 (total) restricted shares of Common Stock. The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date.

On December 16, 2010, the Company granted to two of its directors 400,000 (total) shares of Common Stock. Related compensation in the amount of $80 was recorded as general and administrative costs in 2010. These shares were actually granted in June 2011, and an additional related compensation in the amount of $112 was recorded as general and administrative expense.

On June 27, 2011, the Company granted to two of its directors 476,666 (total) shares of Common Stock, out of which 216,666 shares are fully vested and 260,000 shares will vest in 12 equal monthly installments through June 2012. Related compensation in the amount of $229 will be recorded as general and administrative expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

On August 22, 2011, the Company entered into an agreement with Chen Schor (the “Executive Director Agreement”) pursuant to which the Company granted to Mr. Schor 923,374 shares of restricted Common Stock of the Company.  The shares will vest over a three-year period. If the Company raises $10,000,000 of proceeds through the issuance of equity securities in a private or public offering after the Grant Date, or enters into a deal with a strategic partner that brings in at least $10,000,000 of gross proceeds, then 1/3 of the shares will vest upon such event, 1/3 will vest on the anniversary of the Grant Date and the remaining 1/3 will vest on the second anniversary of the Grant Date.  If such capital is not raised as mentioned above, then the shares will vest over 3 years – 1/3 upon each anniversary of the Grant Date. In addition, the Company will pay $15,000 per quarter to Mr. Schor for his services as an Executive Board Member.

In August 2011, the Company issued to three of its Scientific Advisory Board members and three of its Advisory Board members a total of 300,000 restricted shares of Common Stock. The restrictions of the shares shall lapse in equal monthly portions over the service period.

In November 2011, the Company issued to four of its Advisory Board members a total of 500,000 restricted shares of Common Stock. The restrictions of the shares shall lapse in equal monthly portions over the service period.

In addition, in November 2011, the Company issued to a former director 250,000 shares of Common Stock. Related compensation in the amount of $70 was recorded as general and administrative expense.

3.	Shares and warrants to service providers:

The Company accounts for shares and warrant grants issued to non-employees using the guidance of ASC 505-50, "Equity-Based Payments to Non-Employees" (formerly 718-10, "Accounting for Stock-Based Compensation") and EITTF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," whereby the fair value of such option and warrant grants is determined using a Black-Scholes options pricing model at the earlier of the date at which the non-employee's performance is completed or a performance commitment is reached.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 11 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers and investors: (Cont.)

a)     Warrants:

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through
November 2004	12,800,845	11,747,497	151,803	901,545	0.01	901,545	November 2012
December 2004	1,800,000	1,800,000		-	0.00005	—	-
February 2005	1,894,808		1,894,808	-	2.5	-	-
May 2005	47,500		47,500	-	1.62	-	-
June 2005	30,000			30,000	0.75	30,000	June 2015
August 2005	70,000		70,000	-	0.15	-	-
September 2005	3,000	3,000		-	0.15	-	-
September 2005	36,000		36,000	-	0.75	-	-
September-December2005	500,000		500,000	-	1	-	-
December 2005	20,000	20,000		-	0.15	-	-
December 2005	457,163	150,000		307,163	0.15	307,163	December 2015
February 2006	230,000			230,000	0.65	230,000	February 2016
February 2006	40,000		40,000	-	1.5	-
February 2006	8,000		8,000	-	0.15	-
February 2006	189,000	97,696	91,304	-	0. 5	-	-
May 2006	50,000			50,000	0.00005	50,000	May 2016
May -December 2006	48,000		48,000	-	0.35	-
May -December 2006	48,000		48,000	-	0.75	-
May 2006	200,000			200,000	1	200,000	May 2016
June 2006	24,000		24,000	-	0.15	-
May 2006	19,355		19,355	-	0.15	-
October 2006	630,000	630,000		-	0.3	-	-
December 2006	200,000		200,000	-	0.45	-	-
March 2007	200,000			200,000	0.47	200,000	March 2012
March 2007	500,000			500,000	0.47	500,000	March 2017
March 2007	50,000		50,000	-	0.15	-	-
March 2007	15,000			15,000	0.15	15,000	February 2012
February 2007	50,000		50,000	-	0.45	-	-
March 2007	225,000		225,000	-	0.45	-	-
March 2007	50,000		50,000	-	0.45	-
April 2007	33,300		33,300	-	0.45	-	-
May 2007	250,000		250,000	-	0.45	-	-
July 2007	500,000			500,000	0.39	500,000	July 2017
September 2007	500,000			500,000	0.15	500,000	August 2017
August 2007	7,562,500			7,562,500	0.2	7,562,500	November 2013
July 2007	30,000		30,000	-	0.45	-	-
July 2007	100,000		100,000	-	0.45	-	-
October 2007	200,000			200,000	0.15	200,000	August-October2017
November 2007	2,520,833			2,520,833	0.20	2,520,833	November 2013
November 2007	2,016,667			2,016,667	0.29	2,016,667	November 2013
April 2008	4,537,500			4,537,500	0.29	4,537,500	November 2013
August 2008	3,529,166			3,529,166	0.29	3,529,166	November 2013
August 2008	1,008,334			1,008,334	0.29	1,008,334	November 2013
November 2008	100,000			100,000	0.15	100,000	September 2018
April 2009	200,000			200,000	0.1	200,000	April 2019
October 2009	200,000	100,000		100,000	0.067	66,667	October 2019
October 2009	4,537,500			4,537,500	0.29	4,537,500	November 2013
January 2010	1,250,000			1,250,000	0.5	1,250,000	January 2012
February 2010	125,000			125,000	0.001	125,000	February 2012
February 2010	3,000,000			3,000,000	0.5	3,000,000	February 2012
January 2011	4,537,500			4,537,500	0.29	4,537,500	November 2013
February 2011	641,026			641,026	0.39	641,026	February 2012
February 2011	6,407,500	946,834		5,460,666	0.28	5,460,666	February 2012
February 2011	12,815,000			12,815,000	0.5	12,815,000	February 2013
April 2010	33,334			33,334	0.00005	33,334	April 2020
April 2011	33,334			33,334	0.00005	22,222	April 2021
February 2010	1,500,000			1,500,000	0.01	500,000	February 2020
	78,604,165	15,495,027	3,967,070	59,142,068		58,064,289

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 11 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

a)	Warrants: (Cont.)

The fair value for the warrants to service providers was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for the year ended December 31, 2011 and December 31, 2010; weighted average volatility of 138% and 126%-165%, respectively, risk free interest rates of 1.69% and 0.37%-2.12%, respectively, dividend yields of 0% and a weighted average life of the options of 5.2 and 1-9 years, respectively.

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

On June 24, 2009, the Company issued to its public relations advisor 250,000 shares of Common Stock. The shares are for $25 payable to the advisor. Related compensation in the amount of $18 was recorded as general and administrative expense.

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

On January 5, 2010, the Company issued to its public relations advisor 50,000 shares of the Company's Common Stock for six months’ service. The issuance of the shares is part of the agreement with the public relations advisor that entitles it to a monthly grant of 8,333 shares of the Company's Common Stock.

On January 6, 2010, the Company issued to its service provider 60,000 shares of the Company's Common Stock. The shares are for $15 payable to the service provider for insurance and risk management consulting and agency services for three years.

On February 19, 2010, the Company's legal advisor converted the entire accrued principal and interest amount outstanding under the note into 402,385 shares of Common Stock.

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

In May 2010, based on a board resolution dated June 29, 2009, the Company issued to one of its public relations advisors 100,000 restricted shares of Common Stock. The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date.

On December 16, 2010, the Company granted to its service provider 200,000 shares of the Company's Common Stock. The shares are for investor and public relations services. Related compensation in the amount of $40 is recorded as general and administrative expense.

On December 16, 2010, the Company granted to its Chief Medical Advisor 900,000 shares of the Company's Common Stock for services rendered through December 31, 2010. Related compensation in the amount of $180 is recorded as research and development expense.

On December 16, 2010, the Company granted to its Chief Scientist 200,000 shares of the Company's Common Stock for services rendered through December 31, 2010. Related compensation in the amount of $40 is recorded as research and development expense.

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

On June 27, 2011, the Company granted to its consultant 400,000 shares of the Company's Common Stock, for services rendered through December 31, 2009. Related compensation in the amount of $192 is recorded as research and development expense. (See note 4 C)

On June 27, 2011, the Company granted to a service provider 10,870 shares of the Company's Common Stock. Related compensation in the amount of $5 is recorded as general and administrative expense.

On December 31, 2011, the Company issued to Hadasit warrants to purchase up to 1,500,000 restricted shares of the Company's Common Stock at an exercise price of $0.001 per share, exercisable for a period of 5 years.  The warrants shall vest over the course of the trials as follows: 500,000 upon enrollment of 1/3 of the patients; an additional 500,000 upon enrollment of all the patients and the final 500,000 upon completion of the study.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

In 2011, three consultants of the Company exercised 462,128 options for $31.

A summary of the Company's stock awards activity related to shares issued to service providers and related information is as follows:

	Year ended December 31,		Year ended December 31,
	2011		2010
	Amount of shares	Weighted average issue price	Amount of shares	Weighted average issue price
		$		$
Outstanding at beginning of period	9,735,508	0.25	8,225,508	0.26
Issued	1,265,870	0.41	1,510,000	0.20
Outstanding at end of period	11,001,378	0.27	9,735,508	0.25

c)	Stock-based compensation and issuance of shares recorded by the Company in respect of shares and warrants granted to service providers amounted to $449 and $96 for the year ended December 31, 2011 and 2010, respectively.

The total stock-based compensation expense, related to shares, options and warrants granted to employees and service providers, was comprised, at each period, as follows:

	Year ended December 31,		Period from September 22, 2000 (inception date) through December 31,
	2011	2010	2011
	U.S. $ in thousands

Research and development	$316	$325	$17,556
General and administrative	1,075	560	10,113
Financial expenses, net	192	-	248
Total stock-based compensation expense	$1,584	$885	$27,917
75

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 12 -	RESEARCH AND DEVELOPMENT, NET
	Year ended December 31,		Period from September 22, 2000 (inception date) through December 31,
	2011	2010	2011
	U.S. $ in thousands

Research and development	2,077	1,385	26,833
Less : Ramot reverse accruals (See Note 3)		-	(760)
Less : Participation by the Israeli Office of the Chief Scientist	(388)	(340)	(1,654)
	1,689	1,045	24,419

NOTE 13 -	TAXES ON INCOME

A.	Tax rates applicable to the income of the subsidiary:

The corporate tax rate in Israel is as follows: 2008 - 27%, 2009 - 26%, 2010 - 25%, 2011 - 24%. In July 2009, the “Knesset” (Israeli parliament) passed the Economic Efficiency Law (Legislative Amendments for implementation of the economic plan for 2009 and 2010) of 2009 which defines, inter alia, further gradual reductions of corporate tax rates and real capital gains tax, in Israel, starting in 2011, to the following rates: 2012 - 23%, 2013 - 22%, 2014 - 21%, 2015 - 20% and in 2016 and onwards - 18%. Such tax reductions have no significant impact on the Company's financial statements.

In February 2008, the "Knesset" passed an amendment to the Income Tax (Inflationary Adjustments) Law, 1985, which limits the scope of the law beginning in 2008 and thereafter. Beginning in 2008, the results for tax purposes will be measured in nominal values, excluding certain adjustments for changes in the Consumer Price Index carried out in the period up to December 31, 2007. The amended law includes, inter alia, the elimination of the inflationary additions and deductions and the additional deduction for depreciation starting in 2008.

On September 26, 2011, the Social-Economic Reform Committee headed by Professor Manuel Trajtenberg published a report with its recommendations. Consequently, on December 6, 2011, the Law for Change in the Tax Burden (Legislative Amendments), based on the recommendations in the Tax Section of that report, was published, after being approved in a third reading in the Israeli Knesset.

The main changes of the new law regarding corporate income taxes are as follows:

1. Cancellation of the planned gradual reduction of income taxes and corporate income taxes commencing in 2012.

2. Increase of the corporate income tax rate to 25% in 2012.

3. Increase of the capital gains tax rate and betterment tax rate to 25%.

Such tax rate changes have no significant impact on the Company's financial statements.

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

On January 6, 2011, an amendment to the Law for the Encouragement of Capital Investment-1959 (the "Law") was published. The amendment has a substantial effect on the current provisions of the Law. The following are the major changes in the amendment:

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 13 -	TAXES ON INCOME (Cont.)

1.	A company located in Preferred Area A can file for both grants and tax benefits.

2.	The requisites for benefits were changed with the most significant change that the minimum investment requirement was removed. In addition, the definition of approved entity was changed.

3.	The income attribution based on revenues was cancelled, the result is that an approved entity would be taxable on its entire income at a fixed rate.

4.	Tax exemption was cancelled.

5.	Dividend payable to Israeli corporations from preferred income would be tax exempt.

6.	The Grant Rate out of the approved investment would be up to 24%.

The Tax rates applicable to Approved Industrial Enterprise would be 6% and 12% for those located in Preferred Area A or elsewhere, respectively, with effectiveness for the taxable year 2 of 2015 and onwards. Prior to 2015, the following tax rates will be applicable:

For the years 2011-2012 10% and 15%, respectively and for the years 2013-2014 7% and 12.5%, respectively. The amendment to the law is not expected to have a material impact on the Company's consolidated financial statements.

C.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2011	2010
	U.S. $ in thousands

Operating loss carryforward	32,165	30,206

Net deferred tax asset before valuation allowance	13,187	12,858
Valuation allowance	(13,187)	(12,858)
Net deferred tax asset	-	-

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

D.	Available carryforward tax losses:

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

E.	Loss from continuing operations, before taxes on income, consists of the following:

	Year ended December 31,
	2011	2010
	U.S. $ in thousands

United States	(1,886)	(1,235)
Israel	(2,032)	(1,165)
	(3,918)	(2,400)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 13 -	TAXES ON INCOME (Cont.)

F.	Due to the Company’s cumulative losses, the effect of ASC 740 as codified from ASC 740-10 (formerly FIN 48) is not material.

G.	BCT has not received final tax assessments since its incorporation.

NOTE 14 -	TRANSACTIONS WITH RELATED PARTIES
	Year ended December 31,
	2011	2010
	U.S. $ in thousands

A. Fees and related benefits and compensation expenses in respect of options granted to a member of the Board who is a related party	150	318

B.	As for transactions with Ramot, see Note 3.

NOTE 15 -	SUBSEQUENT EVENTS

A.	In January 2012, one of the Company’s service providers exercised a warrant for 125,000 shares of Common Stock of the Company.

B.	On February 3, 2012, the Company filed an S-1 Registration Statement with the Securities and Exchange Commission.

C.	In February 2012, the former CEO exercised options to purchase 132,038 shares of Common Stock.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective.

A material weakness is a control deficiency, or combination of control deficiencies in internal control over financial reporting, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011:

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

Internal Control Enhancements Implemented During the Fiscal Year Ended December 31, 2011

During the fiscal year ended December 31, 2011, we were unable to implement any enhancements to our internal control over financial reporting due to insufficient funds.

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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table lists our current executive officers and directors.  Our executive officers are elected annually by our Board of Directors and serve at the discretion of the Board of Directors.  Each current director is serving a term that will expire at our Company’s next annual meeting.  There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Adrian Harel	55	Acting Chief Executive Officer
Chaim Lebovits	41	President
Liat Sossover	43	Chief Financial Officer

Dr. Irit Arbel	52	Director
Mordechai Friedman	59	Director
Dr. Abraham Israeli	58	Chairman and Director
Alon Pinkas	50	Director
Chen Schor	39	Director
Dr. Robert Shorr	58	Director
Malcolm Taub	66	Director

Adrian Harel joined the Company on January 24, 2011 as our Chief Operating Officer and Acting Chief Executive Officer.  From 2009 until 2010, Dr. Harel set up Da-Ta Biotech Ltd, a consulting and advisory business focused on early stage biotech companies.  Also during 2010, Dr. Harel provided consulting services to KMBY LTD in connection with a medical device in the orthopedic field.  From 2008 through 2010, Dr. Harel served as Chief Executive Officer of Meditor Pharmaceuticals Ltd. and Aminolab Technologies 2000 Ltd., which are focused on the production of new ethical drugs.  From 2003 through 2007, Dr. Harel served as Chief Operating Officer of Sepal Pharma Ltd. and Molecular Cytomics Ltd.

Chaim Lebovits joined the Company in July 2007 as our President. Mr. Lebovits controls ACC Holdings, a holding company which controls  subsidiaries: (i) Shemen Oil and Gas Resources Ltd. ("Shemen"); (ii) ACC Resources; and (iii) ACCBT. ACC Holdings focuses on minerals exploration in West Africa and Israel. ACC Resources holds 10 permits for gold exploration in Burkina Faso. Shemen holds the Shemen License offshore Israel, which has contingent and prospective resources of over 250 million barrels of oil. ACCBT focuses on new and emerging biotechnologies. Mr. Lebovits has been at the forefront of mining and natural resource management in the African region for close to a decade.

Liat Sossover joined the Company in June 2010 as our Chief Financial Officer. From 2001 until June 2010, Ms. Sossover served as the Vice President of Finance of ForeScout Technologies, International.  In such role, Ms. Sossover managed all financial and accounting aspects.  Prior to that, Ms. Sossover served as VP of Finance and Secretary of Maximal Innovative Intelligence, which was acquired by Microsoft. She has held positions as Chief Financial Officer at RT Set, which is now part of Vizrt and Financial Controller for BVR Technologies, which later was acquired by Esterline Technologies. Ms. Sossover holds an MBA from Edinburgh University, and a Bachelor's degree in Accounting & Economics from Ben Gurion University.

Dr. Irit Arbel has been an active Board Member of the Company since May 2004 and also served initially as President for six months. From 2009 through 2011, Dr. Arbel served as Chairperson of Real Aesthetics Ltd., a company specializing in cellulite ultrasound treatment, and BRH Medical, developer of medical devices for wound healing. She was also Director of M & A at RFB Investment House, a private investment firm focusing on early stage technology related companies. Previously, Dr. Arbel was President and CEO of Pluristem Life Systems, and prior to that, Israeli Sales Manager of Merck, Sharp & Dohme. Dr. Arbel earned her Post Doctorate degree in 1997 in Neurobiology, after performing research in the area of Multiple Sclerosis. Dr. Arbel also holds a Chemical Engineering degree from the Technion, Israel's Institute of Technology.

Mordechai Friedman joined the Company on April 4, 2011 as a director and as Chairman of the Audit Committee of the Board.  Since 2010, Mr. Friedman has served as Chief Executive Officer of Triple M Management and Investments Ltd.  From 2007 through 2010, Mr. Friedman served as the Chairman of the Board of The Israel Electric Corp.  From 2005 to 2007, Mr. Friedman served as Deputy Chairman and Chief Executive Officer of Brightman, Almagor & Zohar, Inc., a division of Deloitte Touche Tohmatsu.  Mr. Friedman has been a partner and director in several business ventures and companies in Israel and abroad in the transportation, consumer business, telecommunication and energy industries. He has a B.A. in Economics and Accounting from the Tel Aviv University. Mr. Friedman currently serves as a director of the following private companies: (i) Electra Consumer Products; (ii) Tel-Hashomer-Medical Research; (iii) Triple M Management and Investments Ltd.; (iv) Mordechai Friedman Blue and White Management Services Ltd.; and (v) Double M Management and Investments Ltd.

Dr. Abraham Israeli joined the Company on April 13, 2010 as a director, as Chairman of the Board and as a consultant.  Since November 2009, Dr. Israeli has served as Head of the Department of Health Policy, Health Care Management and Health Economics at the Hebrew University, Hadassah Faculty of Medicine.  Since 1996, Dr. Israeli has held the Chair of Dr. Julien Rozan Professorship of Family Medicine and Health Promotion at the Hebrew University - Hadassah Medical School, Jerusalem. From November 2003 to October 2009, Dr. Israeli served as the Director General of the Israel Ministry of Health.  Dr. Israeli holds a M.D. and M.P.H. from Hebrew University, Hadassah Medical School and a Master’s Degree from the Sloan School of Management at Massachusetts Institute of Technology. Dr. Israeli completed residencies in Internal Medicine and in Health-Care Management at Hadassah University Hospital and has certification in both specialties.

Alon Pinkas joined the Company on December 13, 2010 as a director. Mr. Pinkas served as the Israeli Consul General to New York from 2000 to 2004 and is an internationally respected foreign affairs analyst. Mr. Pinkas currently serves as an Adviser at Tigris Financial Group and the Rhodium Group.  Mr. Pinkas currently serves as a director for Ormat Industries Limited, B.G.I. Investments (1961) Ltd. and Agri-Invest Ltd. Mr. Pinkas has a Bachelors Degree in Political Science from The Hebrew University of Jerusalem and a Masters Degree in Politics from Georgetown University.

Chen Schor joined the Company as a director on August 22, 2011.  Mr. Schor is a global industry leader with vast experience in biotechnology, medical devices, business development and private equity. Mr. Schor led multiple licensing and M&A transactions valued at over $2 billion with companies such as GlaxoSmithKline, Amgen, Pfizer, Bayer, Merck-Serono and OncoGeneX Pharmaceuticals, and raised significant funds from reputable investors. Mr. Schor has a broad range of experience in multiple therapeutic areas including Neurology, Respiratory, Oncology, Auto-Immune, Genetic Diseases, and Women’s Health. In addition to leading the global business development at Teva Pharmaceuticals, Mr. Schor played a key role in building early stage companies to regulatory approvals, IPOs and M&As.  From March 2009 until September 2011, Mr. Schor served as Vice President of Business Development, global branded products at Teva Pharmaceuticals. Prior to joining Teva, Mr. Schor was Chief Business Officer at Predix Pharmaceuticals from December 2003 until March 2009, leading the formation of more than $1.5 billion collaborations with GlaxoSmithKline, Amgen and additional pharmaceutical companies.  Prior to joining Predix, Mr. Schor was a Partner at Yozma Venture Capital from September 1998 until December 2003, managing the fund’s investments in biotechnology and medical device companies. Mr. Schor previously held positions at Arthur Anderson and BDO consultants and holds an MBA, B.A. in biology, B.A. in economics and is a Certified Public Accountant (CPA).

Dr. Robert Shorr has been an active Board Member of the Company since May 2004 and also served initially as President for six months. From 2009 through 2011, Dr. Arbel served as Chairperson of Real Aesthetics Ltd., a company specializing in cellulite ultrasound treatment, and BRH Medical, developer of medical devices for wound healing. She was also Director of M & A at RFB Investment House, a private investment firm focusing on early stage technology related companies. Previously, Dr. Arbel was President and CEO of Pluristem Life Systems, and prior to that, Israeli Sales Manager of Merck, Sharp & Dohme. Dr. Arbel earned her Post Doctorate degree in 1997 in Neurobiology, after performing research in the area of Multiple Sclerosis. Dr. Arbel also holds a Chemical Engineering degree from the Technion, Israel's Institute of Technology.

Malcolm Taub joined the Company as a director in March 2009.  Since October 2010, Mr. Taub has been a Partner at Davidoff Malito & Hutcher LLP, a full service law and government relations firm. From 2001 to September 30, 2010, Mr. Taub was the Managing Member of Malcolm S. Taub LLP, a law firm which practiced in the areas of commercial litigation, among other practice areas.  Mr. Taub also works on art transactions, in the capacity as an attorney and a consultant.  Mr. Taub has also served as a principal of a firm which provides consulting services to private companies going public in the United States.  Mr. Taub has acted as a consultant to the New York Stock Exchange in its Market Surveillance Department.  Mr. Taub acts as a Trustee of The Gateway Schools of New York and The Devereux Glenholme School in Washington, Connecticut.  Mr. Taub has served as an adjunct professor at Long Island University, Manhattan Marymount College and New York University Real Estate Institute.  Mr. Taub holds a B.A. degree from Brooklyn College and a J.D. degree from Brooklyn Law School.  Mr. Taub formerly served on the Board of Directors of Safer Shot, Inc. (formerly known as Monumental Marketing Inc.), a company which trades on the Pink Sheets.

Qualifications of Directors

The Board believes that each director has valuable individual skills and experiences that, taken together, provide the variety and depth of knowledge, judgment and vision necessary for the effective oversight of the Company. As indicated in the foregoing biographies, the directors have extensive experience in a variety of fields, including biotechnology (Drs. Arbel and Shorr and Mr. Schor), accounting (Mr. Friedman), health care and health policy (Dr. Israeli), foreign affairs (Mr. Pinkas) and law (Mr. Taub), each of which the Board believes provides valuable knowledge about important elements of our business. Most of our directors have leadership experience at major companies or firms with operations inside and outside the United States and/or experience on other companies’ boards, which provides an understanding of ways other companies address various business matters, strategies and issues. As indicated in the foregoing biographies, the directors have each demonstrated significant leadership skills, including as a chief executive officer (Drs. Arbel and Shorr and Mr. Friedman), as the consul general of Israel to New York and as chief of staff to Ministers of Foreign Affairs of Israel (Mr. Pinkas), as the director general of a governmental body (Dr. Israeli), as a managing member of a law firm (Mr. Taub) or as a partner of a venture capital firm (Mr. Schor). A number of the directors have extensive public policy, government or regulatory experience, including Consul General of Israel, New York (Mr. Pinkas) and Director General of Israel Ministry of Health (Dr. Israeli), which can provide valuable insight into issues faced by companies in regulated industries such as the Company. One of the directors (Dr. Arbel) has served as the President of the Company, which service has given her a deep knowledge of the Company and its business and directly relevant management experience. The Board believes that these skills and experiences qualify each individual to serve as a director of the Company.

Certain Arrangements

On April 13, 2010, the Company, Dr. Israeli and Hadasit Medical Research Services and Development Ltd. (“Hadasit”) entered into an Agreement, which was amended to clarify certain terms on December 31, 2011 (as amended, the “Agreement”) pursuant to which Dr. Israeli agreed, during the term of the Agreement, to serve as (i) our Clinical Trials Advisor and (ii) a member of our Board of Directors.  Any party may terminate the Agreement upon 30 days prior notice to the other parties.  In consideration of the services to be provided by Dr. Israeli to us under the Agreement, we agreed to grant: (i) options to Dr. Israeli annually during the term of the Agreement for the purchase of 166,666 shares of our common stock at an exercise price equal to $0.00005 per share and (ii) warrants to Hadasit annually during the term of the Agreement for the purchase of 33,334 shares of our common stock at an exercise price equal to $0.00005 per share.  Such options and warrants will vest and become exercisable in twelve (12) consecutive equal monthly amounts.  In addition, in December 2010 the Board granted Dr. Israeli an option to purchase 200,000 shares of common stock at an exercise price equal to $0.15 in recognition of his service as the Chairman of the Board and the number of hours Dr. Israeli devotes to fulfillment of his responsibilities of such role.

On August 22, 2011, we entered into an agreement with Chen Schor, which was amended and restated on November 11, 2011 to clarify vesting terms (as amended and restated, the “Executive Director Agreement”) pursuant to which we will pay $15,000 per quarter to Mr. Schor for his services as an Executive Board Member. In accordance with the terms of the Executive Director Agreement, the Company and Mr. Schor have also entered into an amended and restated Restricted Stock Agreement on November 11, 2011, pursuant to which Mr. Schor received 923,374 shares of our restricted common stock under our 2005 U.S. Stock Option and Incentive Plan.  If we successfully raise $10,000,000 of proceeds through the issuance of equity securities in a private or public offering after August 22, 2011, or enter into a deal with a strategic partner that brings in at least $10,000,000 of gross proceeds after August 22, 2011, then 307,791 of the shares will vest upon such event, 307,791 of the shares will vest on August 22, 2012 and the remaining 307,792 shares will vest on August 22, 2013.  If such capital is not raised by us prior to August 22, 2012, then the shares will vest over 3 years – 307,791 shares on August 22, 2012, 307,791 shares on August 22, 2013 and 307,792 shares on August 22, 2014.  Mr. Schor is not entitled to any other compensation for his services as a director.

Involvement in certain legal proceedings

None of our directors or executive officers has during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Meetings

The Board of Directors held 7 meetings during the fiscal year ended December 31, 2011. During the fiscal year ended December 31, 2011, each incumbent director attended at least 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings of the committees on which he or she served. Our directors are strongly encouraged to attend our annual meeting of stockholders. One of our directors attended the prior year’s annual meeting.

Board Leadership Structure

On April 13, 2010, the Board elected Abraham (Avi) Israeli as a director and to serve as Chairman of the Board.  Previously, we did not have a Chairman of the Board.  The Chairman presides at all Board meetings.  The Chairman’s role and responsibilities include maintaining an active relationship with the Chief Executive Officer, participating in preparation for board meetings (suggesting agenda items as appropriate), serving as a supplemental channel for communications between board members and the Chief Executive Officer and providing counsel to individual directors on the performance of their duties. The position of Chairman (Dr. Israeli) and Chief Executive Officer are separate. Together, the Chairman and Chief Executive Officer provide strategic guidance and oversight to the Company. The Board believes that Dr. Israeli serving as Chairman is optimal because it will provide the Board with strong and consistent leadership, and the other members of the Board bring various perspectives and opinions. Taken together, the Board believes that this leadership structure provides an appropriate balance of experienced leadership, independent oversight and management input.

Committees of the Board of Directors

Audit Committee

On February 7, 2008, the Board of Directors established a standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, which assists the Board of Directors in fulfilling its responsibilities to stockholders concerning our financial reporting and internal controls, and facilitates open communication among the Audit Committee, Board of Directors, outside auditors and management. The Audit Committee discusses with management and our outside auditors the financial information developed by us, our systems of internal controls and our audit process. The Audit Committee is solely and directly responsible for appointing, evaluating, retaining and, when necessary, terminating the engagement of the independent auditor. The independent auditors meet with the Audit Committee (both with and without the presence of management) to review and discuss various matters pertaining to the audit, including our financial statements, the report of the independent auditors on the results, scope and terms of their work, and their recommendations concerning the financial practices, controls, procedures and policies employed by us. The Audit Committee preapproves all audit services to be provided to us, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by the independent auditor. The Audit Committee coordinates the Board of Directors’ oversight of our internal control over financial reporting, disclosure controls and procedures and code of conduct. The Audit Committee is charged with establishing procedures for (i) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters; and (ii) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters. The Audit Committee reviews all related party transactions on an ongoing basis, and all such transactions must be approved by the Audit Committee. The Audit Committee is authorized, without further action by the Board of Directors, to engage such independent legal, accounting and other advisors as it deems necessary or appropriate to carry out its responsibilities. The Board of Directors has adopted a written charter for the Audit Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The Audit Committee currently consists of Mr. Friedman (Chair), Dr. Arbel and Dr. Shorr, each of whom is independent as defined under applicable Nasdaq listing standards.  The Board of Directors has determined that Mordechai Friedman is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The Audit Committee held 4 meetings during the fiscal year ended December 31, 2011.

 GNC Committee

On June 27, 2011, the Board of Directors established a standing Governance, Nominating and Compensation Committee (the “GNC Committee”), which assists the Board in fulfilling its responsibilities relating to (i) compensation of the Company’s executive officers, (ii) the director nomination process and (iii) reviewing the Company’s compliance with SEC corporate governance requirements. The Board has adopted a written charter for the GNC Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The GNC Committee currently consists of Dr. Arbel (Chair), Mr. Pinkas and Mr. Taub, each of whom is independent as defined under applicable Nasdaq listing standards. The GNC Committee held 2 meetings during the fiscal year ended December 31, 2011.

The GNC Committee determines salaries, incentives and other forms of compensation for the Chief Executive Officer and the executive officers of the Company and reviews and makes recommendations to the Board with respect to director compensation. The GNC Committee annually reviews and approves the corporate goals and objectives relevant to the compensation of the Chief Executive Officer, evaluates the Chief Executive Officer’s performance in light of these goals and objectives, and sets the Chief Executive Officer’s compensation level based on this evaluation. The GNC Committee meets without the presence of executive officers when approving or deliberating on executive officer compensation, but may invite the Chief Executive Officer to be present during the approval of, or deliberations with respect to, other executive officer compensation. In addition, the GNC Committee administers the Company’s stock incentive compensation and equity-based plans.

The GNC Committee makes recommendations to the Board concerning all facets of the director nominee selection process. Generally, the GNC Committee identifies candidates for director nominees in consultation with management and the independent members of the Board, through the use of search firms or other advisers, through the recommendations submitted by stockholders or through such other methods as the GNC Committee deems to be helpful to identify candidates. Once candidates have been identified, the GNC Committee confirms that the candidates meet the independence requirements and qualifications for director nominees established by the Board. The GNC Committee may gather information about the candidates through interviews, questionnaires, background checks, or any other means that the GNC Committee deems to be helpful in the evaluation process. The GNC Committee meets to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of the Board. Upon selection of a qualified candidate, the GNC Committee would recommend the candidate for consideration by the full Board.

In considering whether to include any particular candidate in the Board’s slate of recommended director nominees, the Board will consider the candidate’s integrity, education, business acumen, knowledge of the Company’s business and industry, age, experience, diligence, conflicts of interest and the ability to act in the interests of all stockholders. The Board believes that experience as a leader of a business or institution, sound judgment, effective interpersonal and communication skills, strong character and integrity, and expertise in areas relevant to our business are important attributes in maintaining the effectiveness of the Board. As a matter of practice, the Board considers the diversity of the backgrounds and experience of prospective directors as well as their personal characteristics (e.g., gender, ethnicity, age) in evaluating, and making decisions regarding, Board composition, in order to facilitate Board deliberations that reflect a broad range of perspectives. The Board does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. The Company believes that the backgrounds and qualifications of its directors, considered as a group, should provide a significant breadth of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities.

Stockholder Nominations

On June 27, 2011, the Board of Directors adopted the Brainstorm Cell Therapeutics Inc. Shareholder Nominations and Communications Policy (the “Policy”), pursuant to which procedures by which stockholders may recommend nominees to our Board of Directors were established.  Previously, we had no formal policy by which a stockholder could recommend nominees to our Board of Directors.

Pursuant to the Policy, stockholders may recommend nominees for consideration by submitting the following information to our Secretary at our executive offices: (i) a current resume and curriculum vitae of the candidate; (ii) statement describing the candidate’s qualifications; and (iii) contact information for personal and professional references.  In addition, submission must include the name and address of the stockholder making the nomination, the number of shares which are owned by such stockholder and a description of all arrangements or understandings between such stockholder and the candidate. Assuming that the required material has been provided on a timely basis, the GNC Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Risk Management and Oversight Process

We are still a development stage company and as such have not yet developed a risk management policy or procedure.  Generally, the entire Board, the Audit Committee and the GNC Committee are involved in overseeing risk associated with the Company and monitor and assess those risks in reviews with management and with our outside advisors and independent registered public accounting firm.  The Audit Committee reviews regulatory risk, operational risk and enterprise risk, particularly as they relate to financial reporting, on a regular basis with management, our independent registered public accounting firm and our outside consultants and advisors.  In its regular meetings, the Audit Committee discusses the scope and plan for the internal audit and includes management in its review of accounting and financial controls, assessment of business risks and legal and ethical compliance programs. The GNC Committee monitors our governance and succession risk by review with management and outside advisors. The GNC Committee also monitors CEO succession and our compensation policies and related risks by reviews with management.

Diversity

Diversity has always been very important to us.  Although we have no formal separate written policy, the Board annually reviews the appropriate skills and characteristics of the members of the Board and diversity is one of the factors used in this assessment.

Stockholder Communication with the Board of Directors

Due to the size of the Company, we have no formal process for stockholders to send communications to the Board of Directors. Stockholders may send written communications to the Board of Directors or any individual members to our offices, 605 Third Avenue, 34th Floor, New York, NY 10158.  All such communications will be relayed accordingly, except for mass mailings, job inquiries, surveys, business solicitations or advertisements, or patently offensive or otherwise inappropriate material.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our Common Stock (collectively, the “Reporting Persons”), to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2011, all Reporting Persons complied with the applicable requirements of Section 16(a) of the Exchange Act, except for the following:

•	ACC International Holdings Ltd. filed a late Form 3 and one late Form 4, reporting two transactions late.
•	Dr. Abraham Israeli filed one late Form 4, reporting one transaction late.
•	Dr. Irit Arbel filed one late Form 4, reporting two transactions late.
•	Mordechai Friedman filed one late Form 4, reporting two transactions late.
•	Alon Pinkas filed one late Form 4, reporting two transactions late.
•	Chen Schor filed one late Form 4, reporting one transaction late.
•	Dr. Robert Shorr filed two late Form 4s, reporting a total of three transactions late.
•	Malcolm Taub filed one late Form 4, reporting four transactions late.
•	Dr. Adrian Harel filed two late Form 4s, each reporting one transaction late.

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

Item 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth certain summary information with respect to the compensation paid during the fiscal years ended December 31, 2011 and 2010 earned by the former Chief Executive Officer, our Acting Chief Executive Officer and our Chief Financial Officer (the “Named Executive Officers”). In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Summary Compensation Table (*)

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)(2)	All Other Compensation ($)(3)	Total ($)
Adrian Harel(4)	2011	117,000	203,026	65,000	385,026
Acting Chief Executive Officer

Liat Sossover(5)	2011	98,000	-	46,000	144,000
Chief Financial Officer	2010	47,000	67,584	12,000	126,584

Abraham Efrati(6)	2011	264,000	30,481	25,000	319,481
Former Chief Executive Officer and Director	2010	167,000	-	13,000	180,000

(*) The Named Executive Officers were paid in NIS; the amounts above are the U.S. dollar equivalent. The conversion rate used was the average of the end of month’s rate between the U.S. dollar and the NIS as published by the Bank of Israel, the central bank of Israel.

(1) The amounts shown in the “Option Awards” column represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the Named Executive Officer during fiscal 2011 and fiscal 2010. ASC 718 fair value amount as of the grant date for stock options generally is spread over the number of months of service required for the grant to vest.

(2) The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note 11 to Consolidated Financial Statements under Item 8.

(3) Includes management insurance (which includes pension, disability insurance and severance pay), payments towards such employee’s education fund, amounts paid for use of a Company car and Israeli social security.

(4)  Mr. Harel commenced employment with the Company on January 23, 2011.

(5)  Ms. Sossover commenced employment with the Company on June 1, 2010.

(6) Mr. Efrati resigned as Chief Executive Officer, effective as of February 28, 2011.

Executive Employment Agreements and Termination of Employment and Change-in-Control Arrangements

Abraham Efrati. Pursuant to his employment agreement dated October 7, 2007, Mr. Efrati was entitled to an initial base salary of $14,000 per month. Mr. Efrati was also entitled to coverage under our Manager’s Insurance Policy and to an education fund and the use of a Company car.

Mr. Efrati resigned as Chief Executive Officer effective as of February 28, 2011.

Per the terms of his employment agreement, Mr. Efrati agreed not to compete with the Company or solicit the Company’s customers or employees during the term of his employment and for a period of twelve (12) months following the termination of his employment for any reason.

On July 25, 2011, we entered into a Settlement and Waiver Agreement (the “Settlement Agreement”) with Mr. Efrati and Pro Int. Ltd. (an entity believed to be controlled by Mr. Efrati) regarding the termination of Mr. Efrati’s position as our Chief Executive Officer and certain unresolved compensatory matters relating thereto.  Under the Settlement Agreement, we have agreed to pay to Mr. Efrati (i) NIS 543,077 on or before August 1, 2011, (ii) an additional NIS 200,000 on or before August 20, 2011 and (iii) an additional NIS 162,051 on or before September 15, 2011.  We also agreed that 150,000 of Mr. Efrati’s non-vested  options to purchase our common stock were accelerated in full and that the exercise period for all vested stock options held by Mr. Efrati was extended until April 30, 2012.  The parties to the Settlement Agreement also agreed to waive, and release the other parties from, all claims they may have had against each other.

Adrian Harel. Pursuant to his employment agreement dated January 23, 2011, Dr. Harel is entitled to a monthly salary of 34,000 NIS (approximately $9,200) (including benefits for monthly totals of approximately 51,000 NIS (approximately $13,800)).  Dr. Harel also receives other benefits that are generally made available to our employees.  Dr. Harel is provided with a company car and a gross-up payment for any taxes relating thereto.

Liat Sossover. Pursuant to her employment agreement dated June 23, 2011, Ms. Sossover is entitled to a salary of 32,000 NIS (approximately $8,290) per month.  Ms. Sossover is also entitled to contributions on her behalf by the Company into a manager’s insurance fund, disability insurance and an education fund.

Terms of Option Awards

 On October 23, 2007, Mr. Efrati was granted, pursuant to our Global Plan, an option to purchase 1,000,000 shares of our common stock at a price per share of $0.87 each, which options vested and became exercisable with respect to 1/6 of the shares subject to the option on each six-month anniversary of the date of grant, provided Mr. Efrati was employed by or providing services to us on each applicable vesting date.  As of October 15, 2010, this option was fully vested and exercisable. On November 5, 2008, our Board of Directors approved the repricing of this option, such that said option now has an exercise price of $0.15 per share as opposed to $0.87 per share.

In addition, on June 29, 2009, Mr. Efrati was granted, pursuant to our Global Plan, an option to purchase 1,000,000 shares of our common stock at a price per share of $0.067 each, which option will vest and become exercisable with respect to 1/3 of the shares subject to the option on each anniversary of the date of grant, provided Mr. Efrati is employed by or providing services to us on each applicable vesting date. Mr. Efrati resigned as Chief Executive Officer, effective February 28, 2011, and did not stand for re-election to the Board at our last annual meeting.  Pursuant to the Settlement Agreement, 150,000 of Mr. Efrati’s non-vested options were accelerated in full and the exercise period for all vested options was extended until April 30, 2012. As of December 31, 2011, Mr. Efrati had exercised options to purchase 300,727 shares of our common stock. After the balance sheet date, Mr. Efrati had exercised additional options to purchase 70,038 shares of our common stock.

On June 27, 2011, Dr. Harel was granted, pursuant to our Global Plan, an option to purchase 450,000 shares of our common stock at a price per share of $0.20 each. 1/3 of such option vested and became exercisable on January 23, 2012 and the remainder of the shares subject to the option will vest and become exercisable over the following 24 months in equal installments. The option shall expire on the tenth anniversary of the grant date.

On August 10, 2011, Dr. Harel was granted, pursuant to our Global Plan, an option to purchase 70,000 shares of our common stock at a price per share of $0.20 each. Such option became fully vested and exercisable upon our receipt of clean room approval in connection with the Hadassah trial. The option shall expire on the tenth anniversary of the grant date.

On June 23, 2010, Ms. Sossover was granted, pursuant to our Global Plan, an option to purchase 400,000 shares of our common stock at a price per share of $0.18 each. 1/3 of such option vested and became exercisable on June 23, 2011 and the remainder of the shares subject to the option vest and become exercisable over the following 24 months in equal installments. The option shall expire on the tenth anniversary of the grant date.

Outstanding Equity Awards

The following table sets forth information regarding equity awards granted to the Named Executive Officers that are outstanding as of December 31, 2011. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Outstanding Equity Awards at December 31, 2011

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Adrian Harel	—	450,000	(1)	0.20	6/26/2021
	70,000	—		0.20	8/9/2021
Liat Sossover	200,000	200,000	(2)	0.18	6/22/2020
Abraham Efrati(3)	699,273	—		0.15	4/30/2012
	483,333	—		0.067	4/30/2012

(1) Options for the purchase of 150,000 shares vested and became exercisable on January 23, 2012 and options for the purchase of 12,500 shares vested and became exercisable on February 23, 2012. Options for the purchase of 12,500 shares will vest and become exercisable on the 23rd of each month until the option is fully vested.
(2) Options for the purchase of 11,111 shares vested and became exercisable on each of January 23 and February 23, 2012. Options for the purchase of 11,111 shares will vest and become exercisable on the 23rd of each month until the option is fully vested.
(3) Mr. Efrati resigned as Chief Executive Officer effective as of February 28, 2011.

Stock Incentive Plans

In November 2004 and February 2005, our Board of Directors adopted and ratified the Global Plan and the U.S. Plan, respectively, and further approved the reservation of 9,143,462 shares of our common stock for issuance thereunder. Our stockholders approved the Plans and the shares reserved for issuance thereunder at a special meeting of stockholders that was held on March 28, 2005.

On April 28, 2008, the Board approved the amendment and restatement of the Plans to increase the number of shares available for issuance under the Plans by an additional 5,000,000 shares.  Our stockholders approved the amendment and restatement of the Plans on June 5, 2008.

On April 21, 2011, the Board approved another amendment and restatement of the Plans to increase the number of shares available for issuance under the Plans by an additional 5,000,000 shares.  Our stockholders approved the amendment and restatement of the Plans on June 10, 2011.

Under the Global Plan, we granted a total of 12,788,319 options with various exercise prices (a weighted average exercise price of $0.15295) and expiration dates, to service providers, subcontractors, directors, officers, and employees. Under the U.S. Plan, we issued an additional 4,530,040 shares of restricted stock and options to Scientific Advisory Board members, consultants, and directors. As of December 31, 2011, there were 1,825,103 shares available for issuance under the Plans.

Compensation of Directors

The following table sets forth certain summary information with respect to the compensation paid during the fiscal year ended December 31, 2011 earned by each of the directors of the Company. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Director Compensation Table for Fiscal 2011

Name	Stock Awards ($) (1)		Option Awards ($) (1)		Total ($)
Dr. Irit Arbel	—		130,365	(2)	130,365
Mr. Mordechai Friedman	—		75,355	(3)	75,355
Dr. Abraham Israeli	—		48,326	(4)	48,326
Mr. Alon Pinkas	—		81,384	(5)	81,384
Mr. Chen Schor	443,220	(6)	—		443,220
Dr. Robert Shorr	114,400	(7)	—		114,400
Mr. Malcolm Taub	114,400	(8)	—		114,400

(1) The amounts shown in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the directors during fiscal 2011.

(2) At December 31, 2011, Dr. Arbel had options (vested and unvested) to purchase 988,333 shares of common stock.

(3) Mr. Friedman was elected to the Board of Directors on April 4, 2011. At December 31, 2011, he had options (vested and unvested) to purchase 166,666 shares of common stock.

(4) At December 31, 2011, Dr. Israeli had options (vested and unvested) to purchase 533,332 shares of common stock.

(5) At December 31, 2011, Mr. Pinkas had options (vested and unvested) to purchase 180,000 shares of common stock.

(6) Mr. Schor was elected to the Board of Directors on August 22, 2011. At December 31, 2011, he had 923,374 shares of restricted common stock.

(7) At December 31, 2011, Mr. Shorr had 230,000 shares of restricted common stock.

(8) At December 31, 2011, Mr. Taub had vested options to purchase 100,000 shares of common stock and 238,333 shares of restricted common stock.

We reimburse our non-employee directors for reasonable travel and other out-of-pocket expenses incurred in connection with attending board meetings.

On October 14, 2007, we implemented a compensation plan for non-employee directors.  Under this compensation plan, each director was entitled to receive an option to purchase 100,000 shares of our common stock or 100,000 restricted shares of common stock.  Dr. Israeli did not earn compensation in accordance with this compensation plan.  In 2010, we issued an option to purchase 200,000 shares of common stock to Dr. Arbel under this compensation policy.  In addition, in 2010, we approved the issuance of 200,000 restricted shares of common stock to Dr. Shorr and Mr. Taub under this compensation policy.  The determination to grant equity awards in an amount greater than as set forth in the compensation plan was made at the discretion of the Board and as recognition for service on the Audit Committee by Drs. Arbel and Shorr and as recognition of service on the Board by Mr. Taub.

The Board also made the determination to issue an option to purchase 200,000 shares of common stock to Dr. Israeli in recognition of his service as the Chairman of the Board and the number of hours Dr. Israeli devotes to fulfillment of his responsibilities of such role.

On June 27, 2011, we implemented a new Director Compensation Plan for non-employee directors (the “Director Compensation Plan”).  Every non-employee director of the Company, other than Mr. Israeli and Mr. Schor are eligible to participate in the Director Compensation Plan.  Under the Director Compensation Plan, each eligible director is granted an annual award immediately following each annual meeting of shareholders beginning with the 2011 annual meeting.  For non-U.S. directors, this annual award consists of a nonqualified stock option to purchase 100,000 shares of common stock.  For U.S. directors, at their option, this annual award is either (i) a nonqualified stock option to purchase 100,000 shares of common stock or (ii) 100,000 shares of restricted stock.  Additionally, each member of the GNC Committee or Audit Committee receives (i) a nonqualified stock option to purchase 30,000 shares of common stock or (ii) in the case of U.S. directors and at their option, 30,000 shares of restricted stock.  A chairperson of the GNC Committee or Audit Committee will instead of the above committee award receive (i) a nonqualified stock option to purchase 50,000 shares of common stock or (ii) in the case of U.S. directors and at their option, 50,000 shares of restricted stock.  Any eligible participant who is serving as chairperson of the Board of Directors of the Company shall also receive (i) a nonqualified stock option to purchase 100,000 shares of common stock or (ii) in the case of U.S. directors and at their option, 100,000 shares of restricted stock.  Awards are granted on a pro rata basis for directors serving less than a year at the time of grant.  The exercise price for options for U.S. directors will be equal to the closing price per share of the common stock on the grant date as reported on the Over-the-Counter Bulletin Board or the national securities exchange on which the common stock is then traded.  The exercise price for options for non-U.S. directors is $0.15.  Every option and restricted stock award will vest monthly as to 1/12 the number of shares subject to the award over a period of twelve months from the date of grant, provided that the recipient remains a director of the Company on each such vesting date, or, in the case of a committee award, remains a member of the committee on each such vesting date.

On June 27, 2011, the following grants were made under the Director Compensation Plan to the eligible directors:  Dr. Arbel received a stock option to purchase 180,000 shares of common stock for her service as a director, chairperson of the GNC Committee and a member of the Audit Committee; Mr. Friedman received a stock option to purchase 150,000 shares of common stock for his service as a director and chairperson of the Audit Committee; Mr. Pinkas received a stock option to purchase 130,000 shares of common stock for his service as a director and a member of the GNC Committee; Mr. Shorr received 130,000 shares of restricted stock for his service as a director and a member of the Audit Committee; and Mr. Taub received 130,000 shares of restricted stock for his service as a director and a member of the GNC Committee.

Dr. Israeli receives an annual option for the purchase of 166,666 shares of common stock at an exercise price equal to $0.00005 per the terms of the Agreement, as described in detail in “Certain Arrangements” under Item 10 and in “Certain Relationships and Related Transactions” under Item 13, which option is compensation for both his service as a director and as a clinical trials advisor.  In addition, in December 2010 the Board granted Dr. Israeli an option to purchase 200,000 shares of common stock at an exercise price equal to $0.15 in recognition of his service as the Chairman of the Board and the number of hours Dr. Israeli devotes to fulfillment of his responsibilities of such role.

 On August 22, 2011, Mr. Schor received a grant of 923,374 shares of restricted stock and will receive $15,000 per quarter for his services as a director and advisor of the Company pursuant to the terms of the Executive Director Agreement, as described in detail in “Certain Arrangements” under Item 10.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of February 24, 2012 with respect to the beneficial ownership of our common stock by the following: (i) each of our current directors; (ii) the Named Executive Officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by us to own beneficially more than five percent (5%) of the outstanding shares of our common stock.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of our common stock issuable under options that are exercisable on or within 60 days after February 24, 2012 (“Presently Exercisable Options”) or under warrants that are exercisable on or within 60 days after February 24, 2012 (“Presently Exercisable Warrants”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the common stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the common stock beneficially owned by any other person or entity. Unless otherwise indicated, the address of each person listed in the table is c/o Brainstorm Cell Therapeutics Inc., 605 Third Avenue, 34th Floor, New York, New York 10158.

The percentage of the common stock beneficially owned by each person or entity named in the following table is based on 126,569,309 shares of common stock outstanding as of February 24, 2012 plus any shares issuable upon exercise of Presently Exercisable Options and Presently Exercisable Warrants held by such person or entity.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares		Percentage of Class
Directors and Named Executive Officers
Adrian Harel	257,500	(1)	*
Liat Sossover	244,443	(1)	*
Abraham Efrati	1,182,606	(2)	*
Irit Arbel	3,182,919	(3)	2.5%
Mordechai Friedman	125,001	(1)	*
Abraham Israeli	533,332	(1)	*
Alon Pinkas	135,000	(1)	*
Chen Schor	923,374	(4)	*
Robert Shorr	230,000	(5)	*
Malcolm Taub	338,333	(6)	*
All current directors and officers as a group (10 persons)	65,526,826	(7)	41.1%

5% Shareholders

ACCBT Corp. Morgan & Morgan Building Pasea Estate, Road Town Tortola British Virgin Islands	59,556,924	(8)	38.0%

*	Less than 1%.

(1)	Consists of shares of common stock issuable upon the exercise of Presently Exercisable Options.
(2)	Includes 881,879 shares of common stock issuable upon the exercise of Presently Exercisable Options. Mr. Efrati resigned as Chief Executive Officer effective February 28, 2011.

(3)	Includes 882,919 shares of common stock issuable upon the exercise of Presently Exercisable Options. Dr. Arbel’s address is 6 Hadishon Street, Jerusalem, Israel.
(4)	Consists of shares of restricted common stock. If the Company successfully raises $10,000,000 of proceeds through the issuance of equity securities in a private or public offering after August 22, 2011, or enters into a deal with a strategic partner that brings in at least $10,000,000 of gross proceeds after August 22, 2011, then 307,791 of the shares will vest upon such event, 307,791 of the shares will vest on August 22, 2012 and the remaining 307,792 shares will vest on August 22, 2013. If such capital is not raised by the Company prior to August 22, 2012, then 307,791 of the shares will vest on August 22, 2012, 307,791 of the shares will vest on August 22, 2013 and the remaining 307,792 shares will vest on August 22, 2014.
(5)	Consists of shares of restricted common stock. The shares of restricted stock vest in 12 consecutive, equal monthly installments commencing on July 27, 2011 until fully vested on the first anniversary of the date of grant, provided that Mr. Shorr remains a director of the Company on each vesting date.
(6)	Consists of 100,000 shares of common stock issuable upon the exercise of Presently Exercisable Options and 238,333 shares of restricted common stock. The shares of restricted stock vest in 12 consecutive, equal monthly installments commencing on July 27, 2011 until fully vested on the first anniversary of the date of grant, provided that Mr. Taub remains a director of the Company on each vesting date.
(7)	Includes (i) 29,006,924 shares of common stock owned by ACCBT Corp. (Chaim Lebovits, our President, may be deemed to be the beneficial owner of these shares), (ii) 30,250,000 shares of common stock issuable to ACCBT Corp. upon the exercise of Presently Exercisable Warrants (iii) 300,000 shares of common stock owned by ACC International Holdings Ltd. (Chaim Lebovits, our President, may be deemed to be the beneficial owner of these shares) and (iv) 2,278,195 shares of common stock issuable upon the exercise of Presently Exercisable Options.
(8)	Consists of (i) 29,006,924 shares of common stock owned by ACCBT Corp., (ii) 30,250,000 shares of common stock issuable to ACCBT Corp. upon the exercise of Presently Exercisable Warrants and (iii) 300,000 shares of common stock owned by ACC International Holdings Ltd. ACC International Holdings Ltd. and Chaim Lebovits, our President, may each be deemed the beneficial owners of these shares.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	17,318,359	(1)	$0.12158	1,645,103	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	17,318,359	(1)	0.12158	1,645,103	(2)

(1)	Does not include 180,000 shares of restricted stock that the Company has issued pursuant to the 2005 U.S. Stock Option and Incentive Plan to scientific advisory board members, directors, service providers, and consultants.

(2)	A total of 19,143,462 shares of our common stock was reserved for issuance in aggregate under the 2004 Global Share Option Plan and the 2005 U.S. Stock Option and Incentive Plan and the amendments in June 2011. Any awards granted under the 2004 Global Share Option Plan or the 2005 U.S. Stock Option and Incentive Plan will reduce the total number of shares available for future issuance under the other plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Audit Committee of our Board reviews and approves all related-party transactions. A “related-party transaction” is a transaction that meets the minimum threshold for disclosure under the relevant SEC rules (transactions involving amounts exceeding the lesser of $120,000 or one (1) percent of the average of the smaller reporting company's total assets at year end for the last two fiscal years in which a “related person” or entity has a direct or indirect material interest). “Related persons” include our executive officers, directors, 5% or more beneficial owners of our common stock, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. When a potential related-party transaction is identified, management presents it to the Audit Committee to determine whether to approve or ratify it.

The Audit Committee reviews the material facts of any related-party transaction and either approves or disapproves of the entry into the transaction. If advance approval of a related-party transaction is not feasible, then the transaction will be considered and, if the Audit Committee determines it to be appropriate, ratified by the Audit Committee. No director may participate in the approval of a transaction for which he or she is a related party.

Research and License Agreement with Ramot

On July 8, 2004, we entered into a Research and License Agreement (the “Original Ramot Agreement”) with Ramot at Tel Aviv University Ltd. (“Ramot”), a former 5% stockholder of the Company, the technology licensing company of Tel Aviv University, which agreement was amended on March 30, 2006 by the Amended Research and License Agreement (described below). Under the terms of the Original Ramot Agreement, Ramot granted to us an exclusive license to (i) the know-how and patent applications on the stem cell technology developed by the team led by Prof. Melamed and Dr. Offen, and (ii) the results of further research to be performed by the same team on the development of the stem cell technology. Simultaneously with the execution of the Original Ramot Agreement, we entered into individual consulting agreements with Prof. Melamed and Dr. Offen pursuant to which all intellectual property developed by Prof. Melamed or Dr. Offen in the performance of services thereunder will be owned by Ramot and licensed to us under the Original Ramot Agreement.

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

We entered into a Second Amended and Restated Research and License Agreement with Ramot on July 26, 2007 (the “Second Ramot Agreement”), which amended and replaced the Amended Research and License Agreement. Like the Original Ramot Agreement, the Second Ramot Agreement imposed on us development and commercialization obligations, milestone and royalty payment obligations and other obligations. As of June 30, 2007, we owed Ramot an aggregate of $513,249 in overdue payments and patent fees under the Amended Research and License Agreement. On August 1, 2007, we obtained a waiver and release from Ramot pursuant to which Ramot agreed to an amended payment schedule regarding our payment obligations under the Second Ramot Agreement and waived all claims against us resulting from our previous breaches, defaults and non-payment under the Amended Research and License Agreement.

In addition, in the event that the “research period”, as defined in the Second Ramot Agreement, was extended for an additional three year period in accordance with the terms of the Second Ramot Agreement, then we had to make payments to Ramot during the first year of the extended research period in an aggregate amount of $380,000.

On December 24, 2009, we entered into a Letter Agreement (the “Letter Agreement”) with Ramot, pursuant to which, among other things, Ramot agreed to: (i) release the Company from its obligation to fund three years of additional research (which would have totaled $1,140,000); and (ii) accept 1,120,000 shares of our common stock in lieu of $272,000 in past-due amounts.  Pursuant to the Letter Agreement, we agreed, among other things, to: (i) reimburse Ramot for outstanding patent-related expenses; and (ii) abandon our rights in certain patents of Ramot.

Through March 2011, Ramot had sold the 1,120,000 shares of common stock of the Company for $235,000 and the Company paid the remaining $5,000 due to Ramot. There is no additional debt to Ramot.

On December 20, 2011, we entered into an Assignment Agreement with our Israeli Subsidiary (the “Assignment Agreement”).  Under the Assignment Agreement, we assigned and transferred all of our rights, interests, titles, liabilities and obligations (the “Rights”) under the Second Ramot Agreement to our Israeli Subsidiary, effective as of January 1, 2007 and our Israeli Subsidiary agreed to assume all such Rights.  We agreed to be a guarantor of all obligations of our Israeli Subsidiary under the Second Ramot Agreement and Ramot can look to us to demand compliance with the Second Ramot Agreement.

Investment Agreement with ACCBT Corp.

On July 2, 2007, we entered into a Subscription Agreement with ACCBT, a 5% stockholder and a company under the control of Mr. Chaim Lebovits, our President, pursuant to which we agreed to sell (i) up to 27,500,000 shares of our common stock for an aggregate subscription price of up to $5.0 million, and (ii) for no additional consideration, warrants to purchase up to 30,250,000 shares of our common stock. Subject to certain closing conditions, separate closings of the purchase and sale of the shares and the warrants were scheduled to take place from August 30, 2007 through November 15, 2008. The warrants originally had the following exercise prices: (i) warrants for the first 10,083,333 shares of our common stock had an exercise price of $0.20; (ii) warrants for the next 10,083,333 shares of our common stock had an exercise price of $0.29; and (iii) warrants for the final 10,083,334 shares of our common stock had an exercise price of $0.36. Each warrant issued pursuant to the Subscription Agreement was to expire on November 5, 2011.

On August 20, 2007, we received an aggregate of $1,000,000 from ACCBT, and, in connection therewith, ACCBT agreed to apply the principal amounts outstanding under a $250,000 convertible promissory note, dated as of May 6, 2007, issued to ACCBT by us towards the $5 million aggregate subscription price under the subscription agreement in exchange for shares of common stock (at which point the promissory note was cancelled). Accordingly, we issued to ACCBT an aggregate of 6,875,000 shares of common stock and a warrant to purchase an aggregate of 7,562,500 shares of common stock. In November 2007, we received an aggregate of $750,000 from ACCBT, and we issued to ACCBT an aggregate of 4,125,000 shares of common stock and a warrant to purchase an aggregate of 4,537,500 shares of common stock. On April 3, 2008, we closed a transaction where we received an aggregate of $750,000 from ACCBT and a permitted assignee, and we issued 2,125,000 shares of common stock to the permitted assignee, 2,000,000 shares of common stock to ACCBT and a warrant to purchase an aggregate of 4,537,500 shares of common stock to ACCBT. On September 8, 2008, we received an aggregate of $750,000 from ACCBT, and we issued to ACCBT an aggregate of 4,125,000 shares of common stock and a warrant to purchase an aggregate of 4,537,500 shares of common stock.

On August 18, 2009, we entered into an amendment to the Subscription Agreement (the “Amendment”), dated as of July 31, 2009, with ACCBT.

Under the terms of the Subscription Agreement, ACCBT was no longer obligated to invest any further amounts in the Company.  Pursuant to the Amendment, ACCBT agreed to invest the remaining amount outstanding under the Subscription Agreement up to $5.0 million in the Company, and, in return, we agreed to amend the Subscription Agreement to, among other things: (i) decrease the purchase price per share of the up to 27,500,000 shares (the “Subscription Shares”) of our common stock that ACCBT previously purchased or will purchase pursuant to the terms of the Subscription Agreement, as amended, from $0.1818 to $0.12 (the “Repricing”); (ii) adjust the number of shares of common stock issuable under the Subscription Agreement in accordance with the Repricing; (iii) extend the expiration date of all Warrants (as described below); (iv) amend the exercise price of certain of the Warrants from $0.36 to $0.29; and (v) revise the investment schedule of the purchase and sale of the Subscription Shares.  Pursuant to the Amendment, the Repricing retroactively applied to all Subscription Shares purchased by the Investor prior to the Amendment.

Pursuant to the Amendment, ACCBT agreed to purchase the remainder of the Subscription Shares, as adjusted, at an aggregate purchase price of $947,347 at a price per share of $0.12 in monthly installments of not less than $50,000 (with the last payment in an amount up to the maximum subscription price of $5.0 million) at closings to be held monthly beginning on August 1, 2009.

As described above, pursuant to the terms of the Subscription Agreement, we originally agreed to sell to ACCBT the Subscription Shares for an aggregate subscription price of up to $5.0 million and, for no additional consideration, if ACCBT purchased the Subscription Shares, warrants to purchase up to 30,250,000 shares of common stock (the “Warrants”).  As of July 31, 2009, ACCBT had purchased an aggregate of 18,306,925 shares of common stock for an aggregate purchase price of $4,052,652, and the following Warrants (the “Issued Warrants”) had been issued to ACCBT: (i) 10,083,333 Warrants with an exercise price of $0.20; (ii) 10,083,333 Warrants with an exercise price of $0.29; and (iii) 1,008,334 Warrants (the “Last Warrant”) with an exercise price of $0.36.  Pursuant to the Amendment, the exercise price of the Last Warrant decreased from $0.36 to $0.29.  Pursuant to the Amendment, all of the Warrants, including the Issued Warrants, shall expire on November 5, 2013 instead of November 5, 2011.

In connection with the Repricing and the Amendment, we agreed to issue 9,916,667 shares of common stock to ACCBT for no additional consideration in order to retroactively apply the Repricing.  On October 28, 2009, we issued the 9,916,667 shares of common stock to various designees of ACCBT, including 5,000,000 shares to Yosef Sternberg, a former 5% stockholder of the Company.

As of the date of this annual report, ACCBT has purchased all of the Subscription Shares.  In connection with ACCBT’s completion of the investment of up to $5.0 million, we issued the following: (i) a Warrant, on October 5, 2009, to ACCBT to purchase 4,537,500 shares of common stock at an exercise price of $0.29; (ii) 2,000,001 shares of common stock to various designees of ACCBT on February 24, 2010; (iii) a Warrant, on January 23, 2011, to ACCBT to purchase 4,537,500 shares of common stock at an exercise price of $0.29; and (iv) 10,499,999 shares of common stock to ACCBT on January 23, 2011.

Agreement with Abraham Israeli

On April 13, 2010, the Company, Dr. Israeli, a director of the Company, and Hadasit entered into an Agreement, which was amended to claify certain terms on December 31, 2011, pursuant to which Dr. Israeli agreed, during the term of the Agreement, to serve as (i) our Clinical Trials Advisor and (ii) a member of our Board of Directors. Any party may terminate the Agreement upon 30 days prior notice to the other parties. In consideration of the services to be provided by Dr. Israeli to us under the Agreement, we agreed to grant options and warrants annually during the term of the Agreement for the purchase of our common stock, as follows:

•	an option for the purchase of 166,666 shares of common stock at an exercise price equal to $0.00005 per share to Dr. Israeli; and

•	warrants for the purchase of 33,334 shares of common stock at an exercise price equal to $0.00005 per share to Hadasit.

Such options will vest and become exercisable in twelve (12) consecutive equal monthly amounts.

Agreement with Dr. Jonathan Javitt

On December 12, 2011, we entered into a Settlement Agreement with Dr. Jonathan Javitt, a former director of the Company, to settle certain disputed stock issuances.  Under this agreement, we issued 350,000 shares of our common stock to Dr. Javitt to settle the disputed stock issuances.  As part of this agreement, Dr. Javitt released the Company and related parties from all claims he may have had against the Company and its related parties.

Independence of the Board of Directors

The Board of Directors has determined that each of Dr. Arbel, Mr. Friedman, Dr. Israeli, Mr. Pinkas, Mr. Schor, Dr. Shorr and Mr. Taub satisfies the criteria for being an “independent director” under the standards of the Nasdaq Stock Market, Inc. (“Nasdaq”) and has no material relationship with the Company other than by virtue of service on the Board of Directors. During the course of determining the independence of Dr. Israeli, the Board of Directors considered the Agreement entered into by and among the Company, Hadasit and Dr. Israeli described in “Certain Arrangements” under Item 10 and “Certain Relationships and Related Transactions” above.

The Board of Directors is comprised of a substantial majority of independent directors and the Audit and GNC Committees are comprised entirely of independent directors.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm

Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., a member of Deloitte Touche Tohmatsu (“Deloitte”) for the audit of our financial statements for the fiscal years ended December 31, 2011 and 2010 and fees billed for other services rendered by Deloitte during those periods.

	December 31,	December 31,
	2011	2010
Audit Fees (1)	$53,000	$45,000
Audit-Related Fees	—	—
Tax Fees	$5,000	—
All Other Fees(2)	$26,000	$37,000
Total Fees	$84,000	$82,000

(1)	Audit fees are comprised of fees for professional services performed by Deloitte for the audit of our annual financial statements and the review of our quarterly financial statements, as well as other services provided by Deloitte in connection with statutory and regulatory filings or engagements.
(2)	All other fees are comprised of fees for professional services performed by Deloitte with respect to a potential IPO on the Tel Aviv Stock Exchange.

We did not use Deloitte for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements and generates information that is significant to our financial statements, are provided internally or by other service providers. We did not engage Deloitte to provide compliance outsourcing services.

Pre-approval Policies

Our Audit Committee is responsible for pre-approving all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Audit Committee before the services were rendered.

The Board of Directors has considered the nature and amount of fees billed by Deloitte and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Deloitte’s independence.

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

BRAINSTORM CELL THERAPEUTICS INC.

Date: March 15, 2012	By:	/s/ Adrian Harel
Name: Adrian Harel
Title: Chief Executive Officer and Chief Operating Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adrian Harel	Chief Executive Officer and Chief Operating Officer	March 15, 2012
Adrian Harel	(Principal Executive Officer)

/s/ Liat Sossover	Chief Financial Officer	March 15, 2012
Liat Sossover	(Principal Financial and Accounting Officer)

/s/ Irit Arbel		March 14, 2012
Irit Arbel	Director

/s/ Mordechai Friedman		March 15, 2012
Mordechai Friedman	Director

/s/ Abraham Israeli		March 15, 2012
Abraham Israeli	Director

/s/ Alon Pinkas		March 14, 2012
Alon Pinkas	Director

/s/ Chen Schor		March 14, 2012
Chen Schor	Director

/s/ Robert Shorr		March 15, 2012
Robert Shorr	Director

/s/ Malcolm Taub		March 14, 2012
Malcolm Taub	Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of November 28, 2006, by and between Brainstorm Cell Therapeutics Inc., a Washington corporation, and Brainstorm Cell Therapeutics Inc., a Delaware corporation, is incorporated herein by reference to Appendix A of the Company’s Definitive Schedule 14A dated November 20, 2006 (File No. 333-61610).

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. is incorporated herein by reference to Appendix B of the Company’s Definitive Schedule 14A dated November 20, 2006 (File No. 333-61610).

3.2	ByLaws of Brainstorm Cell Therapeutics Inc. is incorporated herein by reference to Appendix C of the Company’s Definitive Schedule 14A dated November 20, 2006 (File No. 333-61610).

3.3	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007, is incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 27, 2007 (File No. 333-61610).

10.1	Research and License Agreement, dated as of July 8, 2004, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 8, 2004 (File No. 333-61610).

10.2	Research and License Agreement, dated as of March 30, 2006, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 30, 2006 (File No. 333-61610).

10.3	Amendment Agreement, dated as of May 23, 2006, to Research and License Agreement, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated March 30, 2006 (File No. 333-61610).

10.4	Form of Common Stock Purchase Warrant, dated as of November 4, 2004, issued pursuant to Research and License Agreement with Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 4.07 of the Company’s Current Report on Form 8-K/A dated November 4, 2004 (File No. 333-61610).

10.5	Amendment Agreement, dated as of March 31, 2006, among the Company, Ramot at Tel Aviv University Ltd. and certain warrantholders is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 30, 2006 (File No. 333-61610).

10.6	Form of Common Stock Purchase Warrant, dated as of November 4, 2004, issued as a replacement warrant under the Amendment Agreement to Ramot at Tel Aviv University Ltd., is incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated March 30, 2006 (File No. 333-61610).

10.7	Second Amended and Restated Research and License Agreement, dated July 31, 2007, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2007 (File No. 333-61610).

10.8	Second Amended and Restated Registration Rights Agreement, dated August 1, 2007, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2007 (File No. 333-61610).

10.9	Waiver and Release, dated August 1, 2007, executed by Ramot at Tel Aviv University Ltd. in favor of the Company is incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2007 (File No. 333-61610).

10.10	Letter Agreement, dated December 24, 2009, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 31, 2009 (File No. 333-61610).

10.11	Amendment No. 1 to Second Amended and Restated Research and License Agreement, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed Decembed 31, 2009 (File No. 333-61610).

10.12	Assignment Agreement, dated December 20, 2011, by and between the Company and Brainstorm Cell Therapeutics Ltd. is incorporated herein by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1, as filed with the SEC on February 3, 2012 (File No. 333-179331).

10.13	Consulting Agreement, dated as of July 8, 2004, by and between the Company and Prof. Eldad Melamed is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 8, 2004 (File No. 333-61610).

10.14	Consulting Agreement, dated as of July 8, 2004, by and between the Company and Dr. Daniel Offen is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated July 8, 2004 (File No. 333-61610).

10.15*	Employment Agreement, dated as of October 7, 2007, by and among Brainstorm Cell Therapeutics Ltd., the Company and Abraham Efrati is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated October 15, 2007 (File No. 333-61610).

10.16	Lease Agreement, dated as of December 1, 2004, among the Company, Petah Tikvah Science and Technology District ‘A’ Ltd., Petah Tikvah Science and Technology District ‘B’ Ltd. and Atzma and Partners Maccabim Investments Ltd. is incorporated herein by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-QSB dated December 31, 2004 (File No. 333-61610).

10.17*	Brainstorm Cell Therapeutics Inc. Amended and Restated 2004 Global Share Option Plan is incorporated herein by reference to Exhibit A to the Company’s Definitive Schedule 14A filed April 29, 2011 (File No. 000-54365).

10.18*	Brainstorm Cell Therapeutics Inc. Amended and Restated 2005 U.S. Stock Option and Incentive Plan is incorporated herein by reference to Exhibit B to the Company’s Definitive Schedule 14A filed April 29, 2011 (File No. 000-54365).

10.19*	Form of Stock Option Agreement for usage under the Registrant’s Amended and Restated 2004 Global Share Option Plan is incorporated herein by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 (File No. 000-54365).

10.20*	Form of Restricted Stock Agreement for usage under the Registrant’s Amended and Restated 2005 U.S. Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 (File No. 000-54365).

10.21*	Option Agreement, dated as of December 31, 2004, by and between the Company and David Stolick is incorporated herein by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K dated March 28, 2005 (File No. 333-61610).

10.22*	Amendment to Option Agreement, dated as of February 6, 2006, by and between the Company and David Stolick is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 6, 2006 (File No. 333-61610).

10.23	Common Stock Purchase Warrant, dated as of May 16, 2005, issued to Trout Capital LLC is incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2005 (File No. 333-61610).

10.24	Collaboration Agreement, dated as of December 26, 2006, by and between the Company and Fundacion para la Investigacion Medica Aplicada is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 23, 2007. (File No. 333-61610).

10.25	Subscription Agreement, dated July 2, 2007, by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.26	Amendment to Subscription Agreement, dated as of July 31, 2009, by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 24, 2009 (File No. 333-61610).

10.27	Form of Common Stock Purchase Warrant issued by the Company to ACCBT Corp. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.28	Form of Registration Rights Agreement by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.29	Form of Security Holders Agreement, by and between ACCBT Corp. and certain security holders of the Registrant is incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.30	Finder’s Fee Agreement, dated as of October 29, 2007, by and between the Company and Tayside Trading Ltd. is incorporated herein by reference to Exhibit 10.63 of the Company’s Annual Report on Form 10-KSB filed on April 14, 2008 (File No. 333-61610).

10.31	Subscription Agreement, dated January 24, 2010, by and between the Company and Reytalon Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 1, 2010 (File No. 333-61610).

10.32	Common Stock Purchase Warrant, dated January 24, 2010, issued by the Company to Reytalon Ltd. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 1, 2010 (File No. 333-61610).

10.33	Securities Purchase Agreement, dated as of February 17, 2010, by and between the Company and Abraham Suisse is incorporated herein by reference to Exhibit 10.69 of the Company’s Annual Report on Form 10-K filed on March 25, 2010 (File No. 333-61610).

10.34	Securities Purchase Agreement, dated as of February 17, 2010, by and between the Company and Yaakov Ben Zaken is incorporated herein by reference to Exhibit 10.70 of the Company’s Annual Report on Form 10-K filed on March 25, 2010 (File No. 333-61610).

10.35	Securities Purchase Agreement, dated as of February 17, 2010, by and between the Company and Abram Nanikashvili is incorporated herein by reference to Exhibit 10.71 of the Company’s Annual Report on Form 10-K filed on March 25, 2010 (File No. 333-61610).

10.36*	Agreement, dated April 13, 2010, by and between the Company, Abraham Israeli and Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 15, 2010 (File No. 333-61610).

10.37*	First Amendment Agreement, dated as of December 31, 2011, to the Agreement by and between the Company, Abraham Israeli and Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.37 of the Company’s Registration Statement on Form S-1, as filed with the SEC on February 3, 2012 (File No. 333-179331).

10.38	Common Stock Purchase Warrant, dated as of April 13, 2010, issued by BrainStorm Cell Therapeutics Inc. to Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.38 of the Company’s Registration Statement on Form S-1, as filed with the SEC on February 3, 2012 (File No. 333-179331).

10.39	Common Stock Purchase Warrant, dated as of April 13, 2011, issued by BrainStorm Cell Therapeutics Inc. to Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-1, as filed with the SEC on February 3, 2012 (File No. 333-179331).

10.40	Convertible Promissory Note, dated as of September 15, 2010, issued by the Company to Thomas B. Rosedale is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 15, 2010 (File No. 333-61610).

10.41*	Employment Agreement, dated June 23, 2010, by and between the Brainstorm Cell Therapeutics Ltd. and Liat Sossover is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010 (File No. 333-61610).

10.42*	Employment Agreement, dated January 30, 2011, by and between Brainstorm Cell Therapeutics Ltd. and Dr. Adrian Harel is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 2, 2011 (File No. 333-61610).

10.43	Form of Securities Purchase Agreement, dated as of February 2011, by and between the Company and certain investors is incorporated herein by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K filed on March 31, 2011(File No. 333-61610).

10.44	Form of Common Stock Purchase Warrant, dated as of February 2011, issued by the Company to certain investors is incorporated herein by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K filed on March 31, 2011(File No. 333-61610).

10.45	Form of Securities Purchase Agreement, dated as of February 7, 2011, by and between the Company and Karinel Ltd. is incorporated herein by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed on March 31, 2011(File No. 333-61610).

10.46	Form of Common Stock Purchase Warrant, dated as of February 7, 2011, issued by the Company to Karinet Ltd. is incorporated herein by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K filed on March 31, 2011(File No. 333-61610).

10.47	Clinical Trial Agreement, entered into as of February 17, 2010, among BrainStorm Cell Therapeutics Ltd., Prof. Dimitrios Karussis and Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 (File No. 000-54365).

10.48	Amendment to the Clinical Trial Agreement, entered into as of June 27, 2011, among BrainStorm Cell Therapeutics Ltd., Prof. Dimitrios Karousis and Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 (File No. 000-54365).

10.49*	BrainStorm Cell Therapeutics Inc. Director Compensation Plan is incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 (File No. 000-54365).

10.50	Common Stock Purchase Warrant, dated as of February 17, 2010, issued by BrainStorm Cell Therapeutics Inc. to Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.50 of the Company’s Registration Statement on Form S-1, as filed with the SEC on February 3, 2012 (File No. 333-179331).

10.51	Common Stock Purchase Warrant, dated as of February 17, 2010, issued by BrainStorm Cell Therapeutics Inc. to Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.51 of the Company’s Registration Statement on Form S-1, as filed with the SEC on February 3, 2012 (File No. 333-179331).

10.52	Common Stock Purchase Warrant, dated as of February 17, 2010, issued by BrainStorm Cell Therapeutics Inc. to Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.52 of the Company’s Registration Statement on Form S-1, as filed with the SEC on February 3, 2012 (File No. 333-179331).

10.53	Settlement and Waiver Agreement, dated July 25, 2011, by and among BrainStorm Cell Therapeutics Inc., BrainStorm Cell Therapeutics Ltd., Abraham Efrati and Pro Int Ltd. is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2011 (File No. 000-54365).

10.54*	Amended and Restated Executive Director Agreement, dated November 11, 2011, by and between the Company and Chen Schor is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed November 16, 2011 (File No. 333-61610).

21	Subsidiaries of the Company is incorporated herein by reference to Exhibit 21 of the Company’s Transition Report on Form 10-KSB filed on March 30, 2007 (File No. 333-61610).

23.1	Consent of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu.

23.2	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global.

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

