Form 10-Q
period 2012-03-31
BRAINSTORM CELL THERAPEUTICS INC
filed 2012-05-11
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(646) 666-3188

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

As of May 7, 2012, the number of shares outstanding of the registrant’s common stock, $0.00005 par value per share, was 128,586,644.

2

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this quarterly report on Form 10-Q, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

UNAUDITED

U.S. DOLLARS IN THOUSANDS

4

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

UNAUDITED

U.S. DOLLARS IN THOUSANDS

INDEX

Page

Consolidated Balance Sheets	6

Consolidated Statements of Operations	7

Statements of Changes in Stockholders' Equity (Deficiency)	8 – 16

Consolidated Statements of Cash Flows	17

Notes to Consolidated Financial Statements	18 - 36

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	March 31,	December 31,
	2012	2011
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	1,145	1,923
Account receivable	482	312
Prepaid expenses	148	69
Total current assets	1,775	2,304

Long-Term Investments:
Prepaid expenses	17	17
Severance payment fund	129	109
Total long-term investments	146	126

Property and Equipment, Net	328	314

Total assets	2,249	2,744

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Trade payables	325	244

Accrued expenses	839	750
Other accounts payable	126	141
Total current liabilities	1,290	1,135

Accrued Severance Pay	142	121

Total liabilities	1,432	1,256

Commitments And Contingencies Stockholders' Equity:
Stock capital: (Note 8)	6	6
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at March 31, 2012 and December 31, 2011; Issued and outstanding: 126,737,158 and 126,444,309 shares at March 31, 2012 and December 31, 2011 respectively.
Additional paid-in-capital	45,761	45,560
Deficit accumulated during the development stage	(44,950)	(44,078)
Total stockholders' equity	817	1,488

Total liabilities and stockholders' equity	2,249	2,744

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands

(Except share data)

	Three months		Period from September 22, 2000 (inception date) through
	ended March 31		March 31,
	2012	2011	2012 (*)
	Unaudited		Unaudited

Operating costs and expenses:

Research and development, net	369	270	24,788
General and administrative	510	258	17,513

Total operating costs and expenses	879	528	42,301

Financial expenses (income), net	(11)	177	2,536
Other income	-	-	(132)

Operating loss	868	705	44,705

Taxes on income	4	-	81

Loss from continuing operations	872	705	44,786

Net loss from discontinued operations	-	-	164

Net loss	872	705	44,950

Basic and diluted net loss per share from continuing operations	0.01	0.01

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	126,591,262	108,895,199

(*) Out of which, $163, relating to the period from inception to March 31 2004, is unaudited.

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

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands

(Except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2009	76,309,152	$4	$35,994	$-	$(37,741)	$(1,743)
Stock-based compensation related to options and stock granted to service providers	443,333	* -	96	-	-	96
Stock-based compensation related to stock and options granted to directors and employees	466,667	* -	388	-	-	388
Stock issued for amendment of private placement	7,250,000	1	1,750	-	-	1,751
Conversion of convertible note	402,385	* -	135	-	-	135
Conversion of convertible loans	1,016,109	* -	189	-	-	189
Issuance of shares	2,475,000		400			400
Exercise of options	1,540,885	* -	77	-	-	77
Exercise of warrants	3,929,446	* -	11	-	-	11
Subscription of shares for private placement at $0.12 per unit		-	455	-	-	455
Conversion of trade payable to stock		-	201	-	-	201
Issuance of shares on account of previously subscribed shares (See also Note 8 B.1.f)	2,000,001	* -	-	-	-	-
Net loss					(2,419)	(2,419)

Balance as of December 31, 2010	95,832,978	$5	$39,696	$-	$(40,160)	$(459)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands

(except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	Stage	(deficiency)

Balance as of December 31, 2010	95,832,978	$5	$39,696	$-	$(40,160)	$(459)

Stock-based compensation related to options and stock granted to service providers		-	(20)	-	-	(20)
Stock-based compensation related to stock and options granted to directors and employees		-	27	-	-	27
Stock issued for private placement	833,333	-	250	-	-	250
Conversion of convertible note	445,617	-	137	-	-	137
Exercise of options , net	94,764	-	55	-	-	55
Stock issued for private placement	13,327,600	1	3,356	-	-	3,357
Issuance of shares on account of previously subscribed shares (See also Note 8 B.1.f)	10,499,999	-	24	-	-	24
Net loss					(705)	(705)

Balance as of March 31, 2011	121,034,291	$6	$43,525	$-	$(40,865)	$2,666

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands

(Except share data)

					Deficit
					Accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	Stage	(deficiency)

Balance as of December 31, 2010	95,832,978	$5	$39,696	$-	$(40,160)	$(459)

Stock-based compensation related to options and stock granted to service providers	474,203	-	449	-	-	449
Stock-based compensation related to stock and options granted to directors and employees	2,025,040	-	1,135	-	-	1,135
Conversion of convertible note	755,594	-	140	-	-	140
Exercise of options	1,648,728	-	243	-	-	243
Exercise of warrants	1,046,834	-	272	-	-	272
Issuance of shares for private placement	14,160,933	1	3,601	-	-	3,602
Issuance of shares on account of previously subscribed shares (See Note 8 B.1.f)	10,499,999	-	24	-	-	24
Net loss	-	-	-	-	(3,918)	(3,918)

Balance as of December 31, 2011	126,444,309	$6	$45,560	$-	$(44,078)	$1,488

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands

(except share data)

						Deficit
						accumulated	Total
	Common stock		Additional paid-in		Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital		compensation	stage	(deficiency)

Balance as of December 31, 2011	126,444,309	$6	$45,560		$-	$(44,078)	$1,488

Stock-based compensation related to options and stock granted to service providers		-	4		-	-	4
Stock-based compensation related to stock and options granted to directors and employees		-	177		-	-	177
Exercise of options	167,849	-	20		-	-	20
Exercise of warrants	125,000	-	(*	)	-	-	(*	)
Net loss	-	-	-		-	(872)	(872)

Balance as of March 31, 2012	126,737,158	$6	$45,761		$-	$(44,950)	$817

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(except share data)

			Period from
			September 22, 2000
	Three months		(inception date)
	ended March 31		through March 31,
	2012	2011	2012 (*)
	Unaudited		Unaudited
Cash flows from operating activities:
Net loss	(872)	(705)	(44,950)
Less - loss for the period from discontinued operations	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	38	38	1,039
Severance pay, net	1	(8)	13
Accrued interest on loans	-	-	451
Amortization of discount on short-term loans	-	-	1,864
Change in fair value of options and warrants	-	-	(795)
Expenses related to shares and options granted to service providers	4	(20)	21,490
Stock-based compensation related to options granted to employees	177	27	6,998
Decrease (increase) in accounts receivable and prepaid expenses	(249)	265	(630)
Increase in trade payables and convertible note	81	94	798
Increase in other accounts payable and accrued expenses	74	254	1,471
Erosion of restricted cash	-	-	(6)
Net cash used in continuing operating activities	(746)	(55)	(12,093)
Net cash used in discontinued operating activities	-	-	(23)
Total net cash used in operating activities	(746)	(55)	(12,116)

Cash flows from investing activities:
Purchase of property and equipment	(52)	(37)	(1,185)
Restricted cash	-	-	6
Investment in lease deposit	-	1	(17)
Net cash used in continuing investing activities	(52)	(36)	(1,196)
Net cash used in discontinued investing activities	-	-	(16)
Total net cash used in investing activities	(52)	(36)	(1,212)

Cash flows from financing activities:
Proceeds from issuance of Common stock, net	-	3,607	12,319
Proceeds from loans, notes and issuance of warrants, net	-	-	2,061
Proceeds from exercise of warrants and options	20	55	651
Repayment of short-term loans	-	-	(601)
Net cash provided by continuing financing activities	20	3,662	14,430
Net cash provided by discontinued financing activities	-	-	43
Total net cash provided by financing activities	20	3,662	14,473
Increase (decrease) in cash and cash equivalents	(778)	3,571	1,145
Cash and cash equivalents at the beginning of the period	1,923	93	-
Cash and cash equivalents at end of the period	1,145	3,664	1,145

Non-cash financing activities:
Conversion of convertible loan and convertible note to shares Conversion of a debt to a trade payable to Common Stock $ 84	-	137

Conversion of other accounts payable to Common Stock	-	24

(*) Out of the which, cash flows used in discontinued operating activities of $36, cash flows used in discontinued investing activities of $16 and cash flows provided in discontinued financing activities of $57, relating to the period from inception to March 31, 2004, is unaudited.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

NOTE 1 -	GENERAL

A.	Brainstorm Cell Therapeutics Inc. (formerly: Golden Hand Resources Inc.) (the "Company") was incorporated in the State of Washington on September 22, 2000.

B.	On May 21, 2004, the former major stockholders of the Company entered into a purchase agreement with a group of private investors, who purchased from the former major stockholders 6,880,000 shares of the then issued and outstanding 10,238,000 shares of Common Stock.

C.	On July 8, 2004, the Company entered into a licensing agreement with Ramot of Tel Aviv University Ltd. ("Ramot"), to acquire certain stem cell technology (see Note 4). Subsequent to this agreement, the Company decided to focus on the development of novel cell therapies for neurodegenerative diseases based on the acquired technology and research to be conducted and funded by the Company.

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

On February 23, 2011, the Company submitted to the MOH all the required documents. Following approval of the MOH, a Phase I/II clinical study for ALS patients using the Company’s autologous NurOwn™ stem cell therapy (the “Clinical Trial”) was initiated in June 2011.

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

GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the three months ended March 31, 2012, resulted in a net loss of $872. The Company’s balance sheet reflects an accumulated deficit of $44,950. These conditions, together with the fact that the Company is a development stage Company and has no revenues nor are revenues expected in the near future, raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital.

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

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2011 are applied consistently in these financial statements.

NOTE 3 -	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its wholly-owned subsidiary as of March 31, 2012 and for the three months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

NOTE 5 -	CONSULTING AGREEMENTS

A.	On July 8, 2004, the Company entered into two consulting agreements with Prof. Eldad Melamed and Dr. Daniel Offen (together, the "Consultants"), under which the Consultants provide the Company scientific and medical consulting services in consideration for a monthly payment of $6 each. In addition, the Company granted each of the Consultants, a fully vested warrant to purchase 1,097,215 shares of Common Stock at an exercise price of $0.01 per share. The warrants issued pursuant to the agreement were issued to the Consultants effective as of November 4, 2004. Each of the warrants is exercisable for a seven-year period beginning on November 4, 2005. As of September 2010, all the above warrants had been exercised.

B.	On December 16, 2010, the Company approved a grant of 1,100,000 shares of the Company's Common Stock to the two Consultants, for services rendered through December 31, 2010. Related compensation in the amount of $220 was recorded as research and development expense. A sum of $487 was cancelled concurrently with the issuance of the 1,100,000 shares of Common Stock of the Company.

C.	On June 27, 2011, the Company approved an additional grant of 400,000 shares of the Company's Common Stock to Prof. Daniel Offen, for services rendered through December 31, 2009. Related compensation in the amount of $192 is recorded as research and development expense.

D.	As of March 31, 2012, the Company has a total obligation of $135 for services rendered by the Consultants under the abovementioned agreements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

NOTE 6 -	SHORT-TERM CONVERTIBLE NOTE

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

NOTE 8 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares warrants and options:

1.	Private placements:

a)	On June 24, 2004, the Company issued to investors 8,510,000 shares of Common Stock for total proceeds of $60 (net of $25 issuance expenses).

b)	On February 23, 2005, the Company completed a private placement for sale of 1,894,808 units for total proceeds of $1,418. Each unit consists of one share of Common Stock and a three-year warrant to purchase one share of Common Stock at $2.50 per share. This private placement was consummated in three tranches which closed in October 2004, November 2004 and February 2005.

c)	On May 12, 2005, the Company issued to an investor 186,875 shares of Common Stock at a price of $0.8 per share for total proceeds of $149.

d)	On July 27, 2005, the Company issued to investors 165,000 shares of Common Stock at a price of $0.6 per share for total proceeds of $99.

e)	On August 11, 2005, the Company signed a private placement agreement with investors for the sale of up to 1,250,000 units at a price of $0.8 per unit. Each unit consists of one share of Common Stock and one warrant to purchase one share of Common Stock at $1.00 per share. The warrants are exercisable for a period of three years from issuance. On March 31, 2005, the Company sold 312,500 units for total net proceeds of $225. On December 7, 2005, the Company sold 187,500 units for total net proceeds of $135.

f)	On July 2, 2007, the Company entered into an investment agreement, pursuant to which the Company agreed to sell up to 27,500,000 shares of Common Stock, for an aggregate subscription price of up to $5 million and warrants to purchase up to 30,250,000 shares of Common Stock. Separate closings of the purchase and sale of the shares and the warrants were originally scheduled to take place as follows:

Purchase date	Purchase price	Number of subscription shares	Number of warrant shares

August 30, 2007	$1,250 (includes $250 paid as a convertible loan)	6,875,000	7,562,500
November 15, 2007	$750	4,125,000	4,537,500
February 15, 2008	$750	4,125,000	4,537,500
May 15, 2008	$750	4,125,000	4,537,500
July 30, 2008	$750	4,125,000	4,537,500
November 15, 2008	$750	4,125,000	4,537,500

On August 18, 2009, the Company entered into an amendment to the investment agreement with the investor providing for the following:

(a)	The investor shall invest the remaining amount of the original investment agreement at price per share of $0.12 in monthly installments of not less than $50 starting August 1, 2009. The investor may accelerate such payments at his discretion.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

NOTE 8 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares warrants and options: (Cont.)

1.	Private placements: (Cont.)

(b)	The exercise price of the last 10,083,334 warrants decreased from an exercise price of $0.36 per share to $0.29 per share.

(c)	All warrants expire on November 5, 2013 instead of November 5, 2011.

(d)	The price per share of the investment agreement decreased from $0.1818 to $0.12, therefore the Company adjusted the number of Shares of Common Stock issuable pursuant the investment agreement retroactively and issued to the investor on October 28, 2009 an additional 9,916,667 shares of Common Stock for past investment.

(e)	The investor has the right to cease payments in the event that the price per share as of the closing on five consecutive trading days shall decrease to $0.05.

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

In addition, the Company agreed to pay 10% of the funds received for the distribution services received, out of this amount, 4% was be paid in stock and the remaining 6% in cash. Accordingly, in March 2011, the company issued 512,600 Common Stock and paid $231.

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

In June 2011, the Company's stockholders approved an increase the number of shares of common stock available for issuance under these stock option plans in the aggregate by 5,000,000 shares.

As of March 31, 2012, 1,825,103 options are available for future grants.

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

On September 17, 2006, the Company entered into an amendment to the Company's option agreement with one of its directors. The amendment changed the exercise price of 100,000 options granted to the director from $0.75 to $0.15 per share.

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

On November 5, 2008, the Company entered into an amendment to the Company's option agreement with the Company's Chief Executive Officer. The amendment changed the exercise price of the 1,000,000 options from $0.87 to $0.15 per share. The compensation related the modification of the purchase price in the amount of $4 was recorded as general and administrative expense.

On June 29, 2009, the Company granted to its former Chief Executive Officer and director an option to purchase 1,000,000 shares of Common Stock at an exercise price of $0.067 per share. The option vests with respect to 1/3 of the shares subject to the option on each anniversary of the date of grant and expires after 10 years. The total compensation related to the option is $68, which is amortized over the vesting period as general and administrative expense. In February 2011, the former CEO resigned. On July 25, 2011 the Company signed a settlement agreement with the former CEO under which 483,333 shares out of the above grant became fully vested exercisable through April 30 2012. An additional $30 was written as compensation in general and administrative expense.

After the balance sheet date, the former CEO exercised the option to 483,333 shares of Common Stock for an exercise price of $32.

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

In April 2010, the Company granted to Mr. Israeli an option to purchase 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share. The total compensation related to the option was $50, which is amortized over the vesting period as general and administrative expense.

On January 30, 2011 the Company signed an agreement with a new COO and acting CEO. According to the employment agreement, the new COO received 450,000 options to purchase Common Stock of the Company at $0.20.

On June 27 2011, the Company granted to Mr. Israeli an option to purchase 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share. The total compensation related to the option was $48, which is amortized over the vesting period as general and administrative expense.

On June 27 2011, the Company granted to four of its directors an option to purchase 634,999 shares of Common Stock of the Company at $0.15. The total compensation related to the option was $287, which is amortized over the vesting period as general and administrative expense.

On August 10 2011, the Company granted to its CEO, an option to purchase 70,000 shares of Common Stock of the Company at $0.20. The total compensation related to the option was $26, which was amortized as general and administrative expense.

In the three months ended March 31 2012, 167,849 options were exercised by former CEO of the Company for $20.

After the balance sheet date, the Company granted to Mr. Israeli an option to purchase 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

NOTE 8 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

b)	Restricted shares to directors (Cont.):

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the period ended March 31, 2012
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	4,938,821	0.168
Granted	-
Exercised	167,849	0.150
Reclassified	13,784	0.067

Outstanding at end of period	4,784,756	0.169	807,430

Vested and expected-to-vest at end of period	3,784,617	0.166	627,162

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

On August 27, 2008, the Company issued to one of its directors 960,000 shares of Common Stock upon a cashless exercise by a shareholder of a warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $.01 per share that was acquired by the shareholder from Ramot. The shares were allocated to the director by the shareholder.

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

3.	Shares and warrants to investors and service providers:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

NOTE 8 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to investors and service providers: (Cont.)

a)	Warrants to investors and service providers and investors:
Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through

November 2004	12,800,845	11,761,281	151,803	887,761	0.01	887,761	April 2012
December 2004	1,800,000	1,800,000		-	0.00005	–	-
February 2005	1,894,808		1,894,808	-	2.5	-	-
May 2005	47,500		47,500	-	1.62	-	-
June 2005	30,000			30,000	0.75	30,000	June 2015
August 2005	70,000		70,000	-	0.15	-	-
September 2005	3,000	3,000		-	0.15	-	-
September 2005	36,000		36,000	-	0.75	-	-
September-December 2005	500,000		500,000	-	1	-	-
December 2005	20,000	20,000		-	0.15	-	-
December 2005	457,163	150,000		307,163	0.15	307,163	December 2015
February 2006	230,000			230,000	0.65	230,000	February 2016
February 2006	40,000		40,000	-	1.5	-
February 2006	8,000		8,000	-	0.15	-
February 2006	189,000	97,696	91,304	-	0. 5	-	-
May 2006	50,000			50,000	0.0005	50,000	May 2016
May -December 2006	48,000		48,000	-	0.35	-	-
May -December 2006	48,000		48,000	-	0.75	-	-
May 2006	200,000			200,000	1	200,000	May 2011
June 2006	24,000		24,000	-	0.15	-	-
May 2006	19,355		19,355	-	0.15	-	-
October 2006	630,000	630,000		-	0.3	-	-
December 2006	200,000		200,000	-	0.45	-	-
March 2007	200,000		200,000	-	0.47	-	-
March 2007	500,000			500,000	0.47	500,000	March 2017
March 2007	50,000		50,000	-	0.15	-	-
March 2007	15,000		15,000	-	0.15	-	-
February 2007	50,000		50,000	-	0.45	-	-
March 2007	225,000		225,000	-	0.45	-	-
March 2007	50,000		50,000	-	0.45	-	-
April 2007	33,300		33,300	-	0.45	-	-
May 2007	250,000		250,000	-	0.45	-	-
July 2007	500,000			500,000	0.39	500,000	July 2017
September 2007	500,000			500,000	0.15	500,000	August 2017
August 2007	7,562,500			7,562,500	0.2	7,562,500	November 2013
July 2007	30,000		30,000	-	0.45	-	-
July 2007	100,000		100,000	-	0.45	-	-
October 2007	200,000			200,000	0.15	200,000	August-October 2017
November 2007	2,520,833			2,520,833	0.20	2,520,833	November 2013
November 2007	2,016,667			2,016,667	0.29	2,016,667	November 2013
April 2008	4,537,500			4,537,500	0.29	4,537,500	November 2013
August 2008	3,529,166			3,529,166	0.29	3,529,166	November 2013
August 2008	1,008,334			1,008,334	0.29	1,008,333	November 2013
November 2008	100,000			100,000	0.15	100,000	September 2018
April 2009	200,000			200,000	0.1	200,000	April 2019
October 2009	200,000	100,000		100,000	0.067	66,667	October 2019
October 2009	4,537,500			4,537,500	0.29	4,537,500	November 2013
January 2010	1,250,000		1,250,000	-	0.5	-	-
February 2010	125,000	125,000		-	0.01	-	-
February 2010	3,000,000		3,000,000	-	0.5	-	-
January 2011	4,537,500			4,537,500	0.29	4,537,500	November 2013
February 2011	641,026		641,026	-	0.39	-	-
February 2011	6,407,500	946,834	5,460,666	-	0.28	-	-
February 2011	12,815,000			12,815,000	0.5	12,815,000	February 2013
April 2010	33,334			33,334	0.00005	33,334	April 2020
April 2011	33,334			33,334		33,334	April 2021
February 2010	1,500,000			1,500,000		500,000	February 2020
	78,604,165	15,633,811	14,533,762	48,436,590		47,403,257

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

NOTE 8 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

a)	Warrants: (Cont.)

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

On September 17, 2006, the Company issued to its legal advisor 231,851 shares of Common Stock in lieu of $63 payable to the legal advisor. [Related compensation in the amount of $63 was recorded as general and administrative expense.]

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

On May 20, 2008, the Company issued to its financial advisor 90,000 shares of the Company's Common Stock. The shares were for $35 payable to the financial advisor for introduction fee of past convertible loans. Related compensation in the amount of $36 was recorded as financial expenses.

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

On July 8, 2009, the Company issued to its financial consultant 285,714 shares of the Company's Common Stock. The shares were for $20 payable to the financial consultant for valuation of options and warrants. Related compensation in the amount of $20 was recorded as general and administrative expense.

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

On January 5, 2010, the Company issued to its public relations advisor 50,000 shares of the Company's Common Stock for six months service. The issuance of the shares is part of the agreement with the public relations advisor that entitled them to a monthly grant of 8,333 shares of the Company's Common Stock. Related compensation in the amount of $12 was recorded as general and administrative expense.

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

In May 2010, based on a board resolution dated June 29, 2009 the Company issued to one of its public relations advisors 100,000 restricted shares of Common Stock. The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date.

On December 16, 2010, the Company issued to a service provider 83,333 shares of the Company's Common Stock. The shares were for public relations services. Related compensation in the amount of $40 is recorded as general and administrative expense.

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

The total stock-based compensation expense, related to shares, options and warrants granted to employee’s directors and service providers, was comprised, at each period, as follows:

	Three months ended March 31		Period from September 22, 2000 (inception date) through March 31,
	2012	2011	2012
	Unaudited		Unaudited

Research and development	13	9	17,556
General and administrative	168	-2	10,281
Financial expenses, net	-	-	248
Total stock-based compensation expense	181	7	28,098

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

NOTE 9 -	SUBSEQUENT EVENTS

A.	In April 2012, the former CEO exercised 1,014,757 options to shares of Common Stock of the Company. An exercise fee of $112 was paid to the Company. (See note 8 B 2 (a))

B.	In April 2012, the Company granted to Mr. Israeli an option to purchase 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share. (See note 8 B 2 (a))

C.	In April 2012, the Company granted to Hadasit a warrant to purchase 33,334 shares of Common Stock at an exercise price equal to $0.00005 per share. (See note 8 B 2 (a))

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. and its potential future business operations and performance. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” Some of these are described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2011. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

Company Overview

Brainstorm Cell Therapeutics Inc. (“Brainstorm” or the “Company”) is a biotechnology company developing innovative adults stem cell therapies for highly debilitating neurodegenerative disorders such as Amyotrophic Lateral Sclerosis (ALS, also known as Lou Gehrig's disease), Multiple Sclerosis, and Parkinson’s disease (PD). These devastating diseases have limited treatment options and as such represent highly unmet medical needs.

BrainStorm’s proprietary process for propagation of Mesenchymal Stem Cells (MSC), and their differentiation into NeuroTrophic factor-(NTF) secreting cells (MSC-NTF), and their transplantation at, or near, the site of damage, offers the hope of repairing degenerated tissues and curing the underlying pathology, rather than simply treating its symptoms.

BrainStorm’s approach has a high safety profile based on its use of autologous cells, which are free of the risk of rejection, tumor formation, controversy or ethical issues.

Our core technology was developed in collaboration with prominent neurologist Prof. Eldad Melamed, former head of Neurology of the Rabin Medical Center and member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research, and expert cell biologist Prof. Daniel Offen of the Felsenstein Medical Research Center of Tel Aviv University.

The Company holds exclusive worldwide rights to commercialize the technology, through a licensing agreement with Ramot, the technology transfer company of Tel Aviv University, Israel.

As a result of limited cash resources and the desire to take a faster path to clinical trials, since the fourth quarter of 2008 the Company has focused all of its efforts on ALS. However, the company intends to begin pre-clinical testing of Multiple Sclerosis during 2012.

In February 2011, the U.S. Food and Drug Administration (“FDA”) granted Orphan Drug designation to NurOwn, the Company’s autologous adult stem cell product candidate for the treatment of ALS. Orphan Drug status entitles BrainStorm to seven years of marketing exclusivity for NurOwn upon regulatory approval, as well as the opportunity to apply for grant funding from the US government of up to $400,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA's application user fee.

In June 2011, BrainStorm initiated a Phase I/II clinical trial for the treatment of ALS with NurOwn at the Hadassah University Medical Center’s in Jerusalem, after receiving approval from the Israeli Ministry of Health (“MoH”). BrainStorm is the first company to receive clearance from the MoH to carry out a differentiated stem-cell based therapeutic clinical trial in Israel. The Company’s production process for manufacturing clinical grade MSC-NTF cells is in full compliance with Good Manufacturing Practice (“GMP”) requirements.

In January 2012, BrainStorm announced interim results of its Phase I/II clinical trial. The one month follow-up of the first four ALS patients treated with the Company's NurOwn therapy indicated that the therapy was safe, did not cause any adverse side effects, and showed some initial positive clinical indications.

Our efforts are currently directed at:

•	Completing a Phase I/II clinical trial in Israel;
•	Initiating a Phase II clinical trial in the USA;
•	Initiating pre-clinical studies on Multiple Sclerosis; and
•	Submitting an IND to the FDA.

Our Approach

The Company's approach to treatment of neurodegenerative diseases with autologous adult stem cells includes a multi-step process beginning with harvesting of undifferentiated stem cells from the patient's own bone marrow, and concluding with transplantation of differentiated, neurotrophic factor-secreting mesenchymal stem cells (MSC-NTF) into the same patient – intrathecally (IT) and/or intramuscularly (IM). This approach is based on pre-clinical data documented by our research team, led by Prof. Melamed and Prof. Offen.

Melamed and Offen's group has shown that human bone marrow mesenchymal stem cells can be expanded and induced to differentiate into two types of brain cells, neuron-like and astrocyte-like, each having different therapeutic potential, as follows:

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

NurOwn program one (current) – Based on the above pre-clinical results, the Company initiated a Phase I/II clinical trial at the Hadassah Medical Center in June 2011 for treatment of ALS patients with MSC-NTF cells. An interim report of this ongoing clinical trial will be submitted to the Ministry of Health in Q3 2012.

NurOwn program two (future) – Based on positive proof-of-concept results with MSC-NTF cells for Multiple Sclerosis (MS), the Company plans to initiate a pre-clinical study for this disease in Q2 2012.

Our approach comprises the following steps:

·	Bone marrow aspiration from patient;

·	Isolation and expansion of the mesenchymal stem cells;

·	Differentiation of the expanded stem cells into neurotrophic-factor secreting (MSC-NTF) cells; and

·	Autologous transplantation into the patient at the site of damage.

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until March 31, 2012, the Company has not generated any revenues from operations. The Company does not expect to generate revenues from operations until 2014 at the earliest. In addition, the Company has incurred operating costs and other expenses of approximately $879,000 during the three months ended March 31, 2012, and approximately $42,301,000 for the period from inception (September 22, 2000) until March 31, 2012. Operating expenses incurred since inception were approximately $17,513,000 for general and administrative expenses and $24,788,000 for research and development costs.

Research and Development, net:

Research and development expenses, net for the three months ended March 31, 2012 and 2011 were $369,000 and $270,000, respectively. In addition, our grant from The Office of the Chief Scientist increased by $140,000 to $240,000 for the three months ended March 31, 2012 from $100,000 for the three months ended March 31, 2011.

The increase in research and development expenses for the three months ended March 31, 2012 is primarily due to: (i) in June 2011, the Company began clinical trials in ALS patients, in Hadassah, under which the Company paid $340,000 in the three months ended March 31, 2012; (ii) an increase of $65,000 in payroll costs due to recruitment of four additional employees to conduct the clinical trials.

General and Administrative:

General and administrative expenses for the three months ended March 31, 2012 and 2011 were $510,000 and $258,000, respectively.

The increase in general and administrative expenses for the three month period ended March 31, 2012 from the three month period ended March 31, 2011 is primarily due to: (i) an increase of $170,000 in compensation expenses for stock granted to directors and employees; (ii) an increase of $70,000 in legal, audit and public relations activity.

Financial Expenses:

Financial income for the three months ended March 31, 2012 was $11,000, compared to a financial expense of $177,000 for the three months ended March 31, 2011.

The financial income for the three months ended March 31, 2012 is mainly from conversion exchange rate and income on deposits in banks. The financial expense for the three months ended March 31, 2011 is primarily attributable to $192,000 financial expense from conversion of debt to a subcontractor to our common stock, balanced by financial income of $15,000 due to the conversion exchange rate.

Net Loss:

Net loss for the three months ended on March 31, 2012 was $872,000, as compared to a net loss of $705,000 for the three months ended March 31, 2011. Net loss per share for the three months ended March 31, 2012 was $0.01, as it also was for the three months ended March 31, 2011.

The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended March 31, 2012 was 126,591,262, compared to 108,895,199 for the three months ended March 31, 2011.

The increase in the weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended March 31, 2012 was due to (i) the issuance of shares in a private placement, (ii) the exercise of options and warrants and (iii) the issuance of shares to service providers.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common stock and warrants and the issuance of convertible promissory notes. At March 31, 2012, we had $1,775,000 in total current assets and $1,290,000 in total current liabilities.

Net cash used in operating activities was $746,000 for the three months ended March 31, 2012. Cash used for operating activities in the three months ended March 31, 2012 was primarily attributed to clinical trial costs, payroll costs, rent, outside legal and audit fee expenses and public relations expenses.

Net cash used in investing activities was $52,000 for the three months ended March 31, 2012.

Net cash provided by financing activities was $20,000 for the three months ended March 31, 2012 is primarily attributable to exercise of options to common stock.

Our material cash needs for the next 12 months include the payments due under an agreement with Hadassah to conduct clinical trials in ALS patients, under which we must pay to Hadassah an amount of (i) up to $32,225 per patient (up to $773,400 in the aggregate) and (ii) $65,000 per month for rent and operation of the GMP facilities in anticipation of Hadassah's clinical trials.

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

There were no significant changes to our critical accounting policies during the quarter ended March 31, 2012. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Internal Control Over Financial Reporting

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, which continued to exist as of March 31, 2012:

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

Management’s Remediation Initiatives

We plan to develop policies and procedures for training of personnel or external advisers to verify that we have a sufficient number of personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. Where necessary, we will supplement personnel with qualified external advisors. Additionally, where appropriate, we plan to identify training courses on accounting principles and procedures that would benefit our accounting and finance personnel.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of legal proceedings affecting the Company refer to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There were no additional material developments to the legal proceedings affecting the Company in the fiscal quarter ended March 31, 2012.

From time to time, we may become involved in litigation relating to claims arising out of operations in the normal course of business, which we consider routine and incidental to our business. We currently are not a party to any material legal proceedings, other than as described in Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the adverse outcome of which, in management’s opinion, would have a material adverse effect on our business, results of operation or financial condition.

Item 1A. Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 13, 2012, pursuant to the Hadasit Agreement, we issued a warrant to purchase up to 33,334 shares of our common stock at an exercise price of $0.00005 per share, exercisable for a period of 10 years, to Hadasit Medical Research Services and Development Ltd. The issuance of these securities was effected without registration in reliance upon Regulation D promulgated under the Securities Act.  No underwriters were involved with the issuance of such securities and no commissions were paid in connection with such transactions.

On April 22, 2012, we issued 834,729 shares of our common stock to Yossef Levy in connection with his exercise of a warrant to purchase common stock previously issued.  The exercise price paid upon exercise of the warrant was $0.01 per share for a total of $8,347, which has been received by us.  The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

Item 5. Other Information.

On May 10, 2012, the Company entered into a Warrant Amendment Agreement (the “Amendment”) with ACCBT Corp. (the “Investor”), a company under the control of Mr. Chaim Lebovits, the President of the Company, pursuant to which the Company and the Investor agreed to amend each warrant previously issued by the Company to the Investor.

Pursuant to the Amendment, upon effectiveness of a six month lock-up agreement entered into by the Investor in connection with a proposed offering of common stock by the Company, the then current expiration date for each warrant held by the Investor shall be automatically extended by an additional 18 months. If the proposed offering is not completed by October 31, 2012, the Amendment will automatically terminate and be of no further force or effect.

As previously disclosed, pursuant to the terms of a certain Subscription Agreement, the Company agreed to sell to the Investor up to 27,500,000 shares (the “Subscription Shares”) of the Company’s common stock for an aggregate subscription price of up to $5.0 million and for no additional consideration, if the Investor purchased the Subscription Shares, warrants to purchase up to 30,250,000 shares of common stock . Per the terms of the Subscription Agreement, as amended to date, the current expiration date for each warrant held by the Investor is November 5, 2013.

The foregoing description is subject to, and qualified in its entirety by, the Amendment filed as an exhibit hereto and incorporated herein by reference.

During the quarter ended March 31, 2012, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

May 11, 2012	By:	/s/ Adrian Harel
Name: Adrian Harel
Title: Acting Chief Executive Officer (Principal Executive Officer)

May 11, 2012	By:	/s/ Liat Sossover
Name: Liat Sossover
Title: Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Warrant Amendment Agreement, dated as of May 10, 2012, by and between Brainstorm Cell Therapeutics Inc. and ACCBT Corp.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

