Form 10-Q
period 2012-06-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2012-08-13
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, the number of shares outstanding of the registrant’s common stock, $0.00005 par value per share, was 148,405,612.

2

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this quarterly report on Form 10-Q, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF June 30, 2012

UNAUDITED

U.S. DOLLARS IN THOUSANDS

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF June 30, 2012

UNAUDITED

U.S. DOLLARS IN THOUSANDS

INDEX

Page

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Statements of Changes in Stockholders' Equity (Deficiency)	5 - 12

Consolidated Statements of Cash Flows	13 - 14

Notes to Consolidated Financial Statements	15 - 33

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	June 30, 2012	December 31, 2011
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	843	1,923
Accounts receivable	421	312
Prepaid expenses	137	69
Total current assets	1,401	2,304

Long-Term Investments:
Prepaid expenses	17	17
Severance payment fund	134	109
Total long-term investments	151	126

Property and Equipment, Net	298	314

Total assets	1,850	2,744

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade payables	515	244
Accrued expenses`	790	750
Other accounts payable	145	141
Total current liabilities	1,450	1,135

Accrued Severance Pay	147	121

Total liabilities	1,597	1,256

Commitments And Contingencies Stockholders' Equity:
Stock capital: (Note 6)	6	6
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at June 30, 2012 and December 31, 2011; Issued and outstanding: 128,586,644 and 126,444,309 shares at June 30, 2012 and December 31, 2011 respectively.
Additional paid-in-capital	46,027	45,560
Deficit accumulated during the development stage	(45,780)	(44,078)
Total stockholders' equity	253	1,488

Total liabilities and stockholders' equity	1,850	2,744

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands

(Except share data)

					Period from
					September 22,
					2000 (inception
	Six months		Three months		Date) through
	ended June 30,		ended June 30,		June 30,
	2012	2011	2012	2011	2012(*)
	Unaudited		Unaudited		Unaudited

Operating costs and expenses:

Research and development, net	$754	$856	$385	$586	$25,173
General and administrative	958	1,087	448	829	17,961

Total operating costs and expenses	1,712	1,943	833	1,415	43,134

Financial expenses (income), net	(15)	(14)	(4)	(191)	2,532
Other expenses (income)	-	(132)	-	(132)	(132)

Operating loss	1,697	1,797	829	1,092	45,534

Taxes on income	5	5	1	5	82

Loss from continuing operations	1,702	1,802	830	1,097	45,616

Net loss from discontinued operations	-	-	-	-	164

Net loss	$1,702	$1,802	$830	$1,097	$45,780

Basic and diluted net loss per share from continuing operations	0.01	0.02	0.01	0.01

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	127,334,805	115,108,731	128,078,347	121,253,983

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

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands

(Except share data)

					Deficit
					accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	Stock - based	development	equity
	Number	Capital	compensation	stage	stage	(deficiency)

Balance as of December 31, 2008	55,241,418	$3	$33,881	$-	$(35,960)	$(2,076)

Stock-based compensation related to options and stock granted to service providers	5,284,284	(*)	775	-	-	775
Stock-based compensation related to stock and options granted to directors and employees	-	-	409	-	-	409
Conversion of convertible loans	2,500,000	(*)	200	-	-	200
Exercise of warrants	3,366,783	(*)	-	-	-	-
Stock issued for amendment of private placement	9,916,667	1	-	-	-	1
Subscription of shares	-	-	729	-	-	729
Net loss	-	-	-	-	$(1,781)	(1,781)

Balance as of December 31, 2009	76,309,152	$4	$35,994	$-	$(37,741)	$(1,743)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands

(Except share data)

						Deficit
						accumulated	Total
			Additional	Deferred		during the	stockholders'
	Common stock		paid-in	Stock - based		development	equity
	Number	Capital	compensation	stage		stage	(deficiency)

Balance as of December 31, 2009	76,309,152	$4	$35,994	-	$	$(37,741)	$(1,743)
Stock-based compensation related to options and stock granted to service providers	443,333	* -	96	-		-	96
Stock-based compensation related to stock and options granted to directors and employees	466,667	* -	388	-		-	388
Stock issued for amendment of private placement	7,250,000	1	1,750	-		-	1,751
Conversion of convertible note	402,385	* -	135	-		-	135
Conversion of convertible loans	1,016,109	* -	189	-		-	189
Issuance of shares	2,475,000		400				400
Exercise of options	1,540,885	* -	77	-		-	77
Exercise of warrants	3,929,446	* -	11	-		-	11
Subscription of shares for private placement at $0.12 per unit			455	-		-	455
Conversion of trade payable to stock			201				201
Issuance of shares on account of previously subscribed shares	2,000,001	* -	-	-		-	-
Net loss	-	-	-	-		(2,419)	(2,419)

Balance as of December 31, 2010	95,832,978	$5	$39,696	-	$	$(40,160)	$(459)

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands

(except share data)

				Deficit	accumulated	Total
			Additional	Deferred	during the	stockholders'
	Common stock		paid-in	Stock – based	development	Equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2011	126,444,309	$6	$45,560	$-	$(44,078)	$1,488

Stock-based compensation related to options and stock granted to service providers	-	-	8	-	-	8
Stock-based compensation related to stock and options granted to directors and employees	-	-	313	-	-	313
Exercise of options , net	1,182,606	-	137	-		137
Exercise of warrants	959,729	-	9	-		9
Net loss	-	-	-	-	(1,702)	(1,702)

Balance as of June 30, 2012	128,586,644	$6	46,027	$-	$(45,780)	253

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(except share data)

			Period from
			September 22,
			2000 (inception
	Six months		Date) through
	ended June 30,		June 30,
	2012	2011	2012(*)
	Unaudited		Unaudited

Cash flows from operating activities:
Net loss	$(1,702)	$(1,802)	$(45,780)
Less - loss for the period from discontinued operations	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Depreciation and amortization of deferred charges	77	76	1,078
Severance pay, net	1	(35)	13
Accrued interest on loans	-	-	451
Amortization of discount on short-term loans	-	-	1,864
Change in fair value of options and warrants	-	-	(795)
Expenses related to shares and options granted to service providers	8	222	21,494
Stock-based compensation related to options granted to employees	313	443	7,134
Decrease (increase) in accounts receivable and prepaid expenses	(177)	251	(558)
Increase (decrease) in trade payables	271	(11)	988
Increase in other accounts payable and accrued expenses	44	1	1,441
Erosion of restricted cash	-	-	(6)
Net cash used in continuing operating activities	(1,165)	(855)	(12,512)
Net cash used in discontinued operating activities	-	-	(23)
Total net cash used in operating activities	$(1,165)	$(855)	$(12,535)

Cash flows from investing activities:
Purchase of property and equipment	(61)	(37)	(1,194)
Restricted cash	-	-	6
Investment in lease deposit	-	(8)	(17)
Net cash used in continuing investing activities	(61)	(45)	(1,205)
Net cash used in discontinued investing activities	-	-	(16)
Total net cash used in investing activities	$(61)	$(45)	$(1,221)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(except share data)

(Cont.)

			Period from
			September 22,
			2000 (inception
	Six months		Date) through
	ended June 30,		June 30,
	2012	2011	2012
	Unaudited		Unaudited

Cash flows from financing activities:
Proceeds from issuance of Common stock, net	$-	$3,626	$12,319
Proceeds from loans, notes and issuance of warrants, net	-	-	2,061
Proceeds from exercise of warrants and options	146	80	777
Repayment of short-term loans	-	-	(601)
Net cash provided by continuing financing activities	146	3,706	14,556
Net cash provided by discontinued financing activities	-	-	43
Total net cash provided by financing activities	$146	$3,706	$14,599

Increase (decrease) in cash and cash equivalents	(1,080)	2,806	843
Cash and cash equivalents at the beginning of the period	1,923	93	-
Cash and cash equivalents at end of the period	$843	$2,899	$843

Non-cash financing activities:
Conversion of convertible loan and convertible note to shares Conversion of trade payable to Common Stock $ 84	-	137
Conversion of other accounts payable to Common Stock	-	24

(*) Out of the which, cash flows used in discontinued operating activities of $36, cash flows used in discontinued investing activities of $16 and cash flows provided in discontinued financing activities of $57, relating to the period from inception to March 31, 2004, is unaudited.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

NOTE 1 -	GENERAL

A.	Brainstorm Cell Therapeutics Inc. (formerly: Golden Hand Resources Inc.) (the "Company") was incorporated in the State of Washington on September 22, 2000.

B.	On May 21, 2004, the former major stockholders of the Company entered into a purchase agreement with a group of private investors, who purchased from the former major stockholders 6,880,000 shares of the then issued and outstanding 10,238,000 shares of Common Stock.

C.	On July 8, 2004, the Company entered into a licensing agreement with Ramot of Tel Aviv University Ltd. ("Ramot"), to acquire a license certain stem cell technology (see Note 3). Subsequent to this agreement, the Company decided to focus on the development of novel cell therapies for neurodegenerative diseases, based on the acquired technology and research to be conducted and funded by the Company.

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

D.	On October 25, 2004, the Company formed a wholly-owned subsidiary in Israel, Brainstorm Cell Therapeutics Ltd. ("BCT").

E.	On November 22, 2004, the Company changed its name from Golden Hand Resources Inc. to Brainstorm Cell Therapeutics Inc. to better reflect its new line of business in the development of novel cell therapies for neurodegenerative diseases. BCT, as defined above, owns all operational property and equipment.

F.	On September 17, 2006, the Company's changed its fiscal year-end from June 30 to December 31.

G.	In December 2006, the Company changed its state of incorporation from Washington to Delaware.

H.	Since inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, acquiring assets and raising capital. In addition, the Company has not generated revenues. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7, "Accounting and reporting by development Stage Enterprises" ASC 915-10 (formerly "SFAS" 7).

I.	In October 2010, the Israeli Ministry of Health granted clearance for a Phase I/II clinical trial using the Company’s autologous NurOwn™ stem cell therapy in patients with amyotrophic lateral sclerosis (“ALS”), subject to some additional process specifications as well as completion of the sterility validation study for tests performed.

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

GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the six months ended June 30, 2012, resulted in a net loss of $1,702. The Company’s balance sheet reflects an accumulated deficit of $45,780. These conditions, together with the fact that the Company is a development stage Company and has no revenues nor are revenues expected in the near future, raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital.

In 2009, the Company decided to focus only on the effort to commence clinical trials for ALS and such trials did commence in 2011.

Following the balance sheet date, in July 2012, the Company raised $4.9 million, net, in a public offering. (See Note 7) However, there can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

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

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its wholly-owned subsidiary as of June 30, 2012 and for the three months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

On December 24, 2009, the Company and Ramot entered into a settlement agreement which amended the Research and License Agreement, as amended and restated pursuant to which, among other things, the following matters were agreed upon:

a)	Ramot released the Company from its obligation to fund the extended research period in the total amount of $1,140. Therefore, the Company reversed an amount in 2009, equal to $760 from it research and development expenses that were previously expensed.

b)	Past due amounts of $240 for the initial research period plus interest of $32 owed by the Company to Ramot was converted into 1,120,000 shares of common stock on December 30, 2009. Ramot was required to deposit the shares with a broker and only sell the shares in the open market after 185 days from the issuance date.

c)	In the event that the total proceeds generated by sales of the shares on December 31, 2010, together with the March 31, 2010 payment, are less than $240 on or prior to December 31, 2010, then on such date the Company shall pay to Ramot the difference between the proceeds that Ramot has received from sales of the shares up to such date together with the September Payment (if any) that has been transferred to Ramot up to such date, and $240. Related compensation in the amount of $51 was recorded as research and development expenses.

In January 2011, Ramot sold an additional 167,530 shares of Common Stock of the Company, for $35, which finalized the sale of the 1,120,000 Common Stock of the Company granted to Ramot for $235. In February 2011, the Company paid the remaining $5 and finalized the balance due to Ramot according to the settlement agreement between the parties dated December 24, 2009.

NOTE 5 -	CONSULTING AGREEMENTS

A.	On July 8, 2004, the Company entered into two consulting agreements with Prof. Eldad Melamed and Dr. Daniel Offen (together, the "Consultants"), under which the Consultants provide the Company scientific and medical consulting services in consideration for a monthly payment of $6 each. In addition, the Company granted each of the Consultants, a fully vested warrant to purchase 1,097,215 shares of Common Stock at an exercise price of $0.01 per share. The warrants issued pursuant to the agreement were issued to the Consultants effective as of November 4, 2004. Each of the warrants is exercisable for a seven-year period beginning on November 4, 2005. As of September 2010, all the above warrants had been exercised. In June 2012 an amendment was signed with Dr. Daniel Offen, according to which the company will pay Daniel Offen a monthly payment of $6, out of which $3 in cash and $3 by grant of Company stock.

B.	On December 16, 2010, the Company approved a grant of 1,100,000 shares of the Company's Common Stock to the two Consultants, for services rendered through December 31, 2010. Related compensation in the amount of $220 was recorded as research and development expense. A sum of $487 was cancelled concurrently with the issuance of the 1,100,000 shares of Common Stock of the Company.

C.	On June 27, 2011, the Company approved an additional grant of 400,000 shares of the Company's Common Stock to Prof. Daniel Offen, for services rendered through December 31, 2009. Related compensation in the amount of $192 was recorded as financial expense.

D.	As of June 30, 2012, the Company has a total obligation of $162 for services rendered by the Consultants under the abovementioned agreements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

NOTE 6 -	STOCK CAPITAL

A.	The rights of Common Stock are as follows:

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

On August 18, 2009, the Company entered into an amendment to the investment agreement with the investor providing for the following:

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

NOTE 6 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares warrants and options: (Cont.)

1.	Private placements: (Cont.)

f)	(Cont.)

(a)	The investor shall invest the remaining amount of the original investment agreement at price per share of $0.12 in monthly installments of not less than $50 starting August 1, 2009. The investor may accelerate such payments at its discretion.

(b)	The exercise price of the last 10,083,334 warrants decreased from an exercise price of $0.36 per share to $0.29 per share.

(c)	All warrants expire on November 5, 2013 instead of November 5, 2011.

(d)	The price per share of the investment agreement decreased from $0.1818 to $0.12, therefore the Company adjusted the number of Shares of Common Stock issuable pursuant the investment agreement retroactively and issued to the investor on October 28, 2009 an additional 9,916,667 shares of Common Stock for past investment.

(e)	The investor has the right to cease payments in the event that the price per share as of the closing on five consecutive trading days shall decrease to $0.05.

On January 18, 2011, the Company and an investor signed an agreement to balance amounts due to the investor, totaling $20, against the remaining balance of the investment. The Company issued to the investor 10,499,999 shares of Common Stock and a warrant to purchase 4,539,500 shares of the Company's Common Stock at an exercise price of $0.20 per share

As of March 31, 2011, the Company issued to the investor and its designees an aggregate of 41,666,667 shares of common stock and a warrant to purchase 10,083,333 shares of the Company's common stock at an exercise price of $0.20 per share and a warrant to purchase 20,166,667 shares of common stock at an exercise price of $0.29 per share. The warrants may be exercised at any time and expire on November 5, 2013.

In addition, the Company agreed to issue an aggregate of 1,250,000 shares of Common Stock to a related party as an introduction fee for the investment. The shares shall be issued pro rata to the funds received from the investor.

As of December 31, 2010, the introduction fee was paid in full.

g)	In January 2010, the Company issued 1,250,000 units to a private investor for total proceeds of $250. Each unit consists of one share of Common Stock and a two-year warrant to purchase one share of Common Stock at $0.50 per share.

h)	In February 2010, the Company issued 6,000,000 shares of Common Stock to 3 investors (2,000,000 to each investor) and warrants to purchase an aggregate of 3,000,000 shares of Common Stock (1,000,000 to each investor) with an exercise price of $0.5 for aggregate proceeds of $1,500 ($500 each).

i)	On February 7, 2011, the Company issued 833,333 shares of Common Stock, at a price of $0.3 per share, and a warrant to purchase 641,026 shares of the Company's Common Stock at an exercise price of $0.39 per share for one year for total proceeds of $250.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

NOTE 6 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares warrants and options: (Cont.)

1.	Private placements: (Cont.)

j)	On February 23, 2011, the Company entered into an investment agreement, pursuant to which the Company agreed to sell up to 12,815,000 shares of Common Stock, for an aggregate subscription price of up to $3.6 million and warrants to purchase up to 19,222,500 shares of Common Stock as follows: warrant to purchase 12,815,000 shares of Common Stock at $0.5 for two years, and warrants to purchase 6,407,500 shares of Common Stock at $0.28 for one year, out of which 946,834 were exercised, and 5,460,666 were cancelled.

In addition, the Company agreed to pay 10% of the funds received for the distribution services received, out of this amount, 4% was be paid in stock and the remaining 6% in cash. Accordingly, in March 2011, the Company issued 512,600 shares of Common Stock and paid $231.

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

In June 2011, the Company's stockholders approved an increase in the number of shares of common stock available for issuance under these stock option plans in the aggregate by 5,000,000 shares.

In June 2012, the Company's stockholders approved an increase in the number of shares of common stock available for issuance under these stock option plans in the aggregate by 9,000,000 shares.

As of June 30, 2012, 12,225,103 options are available for future grants.

On May 27, 2005, the Company granted one of its directors an option to purchase 100,000 shares of Common Stock at an exercise price of $0.75 per share. The option is fully vested and expires after 10 years.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

NOTE 6  -     STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

a)	Options to employees and directors: (Cont.)

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

NOTE 6 -      STOCK CAPITAL (Cont.)

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

On June 29, 2009, the Company granted to its former Chief Executive Officer and director an option to purchase 1,000,000 shares of Common Stock at an exercise price of $0.067 per share. The option vests with respect to 1/3 of the shares subject to the option on each anniversary of the date of grant and expires after 10 years. The total compensation related to the option is $68, which is amortized over the vesting period as general and administrative expense. In February 2011, the former CEO resigned. On July 25, 2011, the Company signed a settlement agreement with the former CEO under which 483,333 shares out of the above grant became fully vested and exercisable through April 30, 2012. An additional $30 was written as compensation in general and administrative expense. In April 2012, the former CEO exercised the option to 483,333 shares of Common Stock for an exercise price of $32.

On June 29, 2009, the Company granted to its former Chief Financial Officer an option to purchase 200,000 shares of Common Stock at an exercise price of $0.067 per share. The option vested with respect to 1/3 of the shares subject to the option. In connection with the former Chief Financial Officer’s resignation, 2/3 of the above shares were cancelled and the remaining 66,667 were valid through April 7, 2011.

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

NOTE 6 -      STOCK CAPITAL (Cont.)

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

NOTE 6 -      STOCK CAPITAL (Cont.)

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

On June 27, 2011, the Company granted to four of its directors options to purchase an aggregate of 634,999 shares of Common Stock of the Company at $0.15. The total compensation related to the option was $287, which is amortized over the vesting period as general and administrative expense.

On August 10, 2011, the Company granted to its CEO, an option to purchase 70,000 shares of Common Stock of the Company at $0.20. The total compensation related to the option was $26, which was amortized as general and administrative expense.

In April 2012, the Company granted to Mr. Israeli an option to purchase 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share. The compensation related to the option of $8, was amortized over the vesting period as general and administrative expense.

In the six months ended June 30, 2012, 1,182,606 options were exercised by the former CEO of the Company for $20.

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the six months period ended June 30, 2012
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	4,938,821	0.168
Granted	166,666	0.00005
Exercised	(1,182,606)	0.116
Reclassified	13,784	0.010

Outstanding at end of period	3,936,665	0.1766	407,051

Vested and expected-to-vest at end of period	3,204,999	0.1812	316,654

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

NOTE 6 -      STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

b.	Restricted shares to directors:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

NOTE 6 -      STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

b.	Restricted shares to directors: (Cont.)

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

In August 2011, the Company issued to three of its Scientific Advisory Board members and three of its Advisory Board members a total of 300,000 restricted shares of Common Stock. The restrictions of the shares shall lapse over the service period in 12 equal monthly portions.

In November 2011, the Company issued to four of its Advisory Board members a total of 500,000 restricted shares of Common Stock. The restrictions of the shares shall lapse over the service period, in equal 12 monthly portions.

In addition, in November 2011, the Company issued to a former director 250,000 shares of Common Stock. Related compensation in the amount of $70 was recorded as general and administrative expense

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

NOTE 6 -      STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to investors and service providers: (Cont.)

In April 2011, the Company granted Hadasit an option to purchase 33,334 shares of Common Stock at an exercise price equal to $0.00005 per share. The total compensation related to the option is $11, which is amortized over the vesting period as research and development expense.

In April 2012, the Company granted Hadasit an option to purchase 33,334 shares of Common Stock at an exercise price equal to $0.00005 per share. The compensation related to the option of $3, was amortized over the vesting period as research and development expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

NOTE 6 -      STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to investors and service providers: (Cont.)

a)	Warrants to investors and service providers and investors:

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through

November 2004	12,800,845	12,596,010	204,835	-	0.01	-	-
December 2004	1,800,000	1,800,000		-	0.00005	-	-
February 2005	1,894,808		1,894,808	-	2.5	-	-
May 2005	47,500		47,500	-	1.62	-	-
June 2005	30,000			30,000	0.75	30,000	June 2015
August 2005	70,000		70,000	-	0.15	-	-
September 2005	3,000	3,000		-	0.15	-	-
September 2005	36,000		36,000	-	0.75	-	-
September-December 2005	500,000		500,000	-	1	-	-
December 2005	477,163	170,000		307,163	0.15	307,163	December 2015
February 2006	230,000			230,000	0.65	230,000	February 2016
February 2006	40,000		40,000	-	1.5	-
February 2006	8,000		8,000	-	0.15	-
February 2006	189,000	97,696	91,304	-	0. 5	-	-
May 2006	50,000			50,000	0.0005	50,000	May 2016
May -December 2006	48,000		48,000	-	0.35	-	-
May -December 2006	48,000		48,000	-	0.75	-	-
May 2006	200,000			200,000	1	200,000	May 2016
June 2006	24,000		24,000	-	0.15	-	-
May 2006	19,355		19,355	-	0.15	-	-
October 2006	630,000	630,000		-	0.3	-	-
December 2006	200,000		200,000	-	0.45	-	-
March 2007	700,000		200,000	500,000	0.47	500,000	March 2017
March 2007	65,000		65,000	-	0.15	-	-
February 2007	50,000		50,000	-	0.45	-	-
March 2007	275,000		275,000	-	0.45	-	-
April 2007	33,300		33,300	-	0.45	-	-
May 2007	250,000		250,000	-	0.45	-	-
July 2007	500,000			500,000	0.39	500,000	July 2017
September 2007	500,000			500,000	0.15	500,000	August 2017
August 2007	7,562,500			7,562,500	0.2	7,562,500	November 2013
July 2007	130,000		130,000	-	0.45	-	-
October 2007	200,000			200,000	0.15	200,000	October 2017
November 2007	2,520,833			2,520,833	0.20	2,520,833	November 2013
November 2007	2,016,667			2,016,667	0.29	2,016,667	November 2013
April 2008	4,537,500			4,537,500	0.29	4,537,500	November 2013
August 2008	3,529,166			3,529,166	0.29	3,529,166	November 2013
August 2008	1,008,334			1,008,334	0.29	1,008,333	November 2013
November 2008	100,000			100,000	0.15	100,000	September 2018
April 2009	200,000			200,000	0.1	200,000	April 2019
October 2009	200,000	100,000		100,000	0.067	66,667	October 2019
October 2009	4,537,500			4,537,500	0.29	4,537,500	November 2013
January 2010	1,250,000		1,250,000	-	0.5	-	-
February 2010	125,000	125,000		-	0.01	-	-
February 2010	3,000,000		3,000,000	-	0.5	-	-
January 2011	4,537,500			4,537,500	0.29	4,537,500	November 2013
February 2011	641,026		641,026	-	0.39	-	-
February 2011	6,407,500	946,834	5,460,666	-	0.28	-	-
February 2011	12,815,000			12,815,000	0.5	12,815,000	February 2013
April 2010	33,334			33,334	0.00005	33,334	April 2020
April 2011	33,334			33,334	0.00005	33,334	April 2021
February 2010	1,500,000			1,500,000	0.00005	500,000	February 2020
April 2012	33,334			33,334	0.00005	33,334	April 2022
	78,637,499	16,468,540	14,586,794	47,582,165		46,548,831

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

NOTE 6 -      STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

a)	Warrants: (Cont.)

The fair value for the warrants to service providers was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for the year ended December 31, 2010; weighted average volatility of 140%, risk free interest rates of 2.39%-3.14% dividend yields of 0% and a weighted average life of the options of 5-5.5 years. All grants were through December 31, 2010. There were no grants that were calculated using Black-Scholes option pricing model in 2011 and in the six months ended June 30, 2012.

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

NOTE 6 -      STOCK CAPITAL (Cont.)

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

NOTE 6 -      STOCK CAPITAL (Cont.)

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

NOTE 6 -      STOCK CAPITAL (Cont.)

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

On December 16, 2010, the Company granted to its Chief Medical Advisor 900,000 shares of the Company's Common Stock for services rendered through December 31 2010. Related compensation in the amount of $180 was recorded as research and development expense (see Note 5B).

On December 16, 2010, the Company granted to its Chief Scientist 200,000 shares of the Company's Common Stock for services rendered through December 31, 2010. Related compensation in the amount of $40 was recorded as research and development expense (see Note 5B).

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

On June 27, 2011, the Company granted to its consultant 400,000 shares of the Company's Common Stock, for services rendered through December 31, 2009. Related compensation in the amount of $192 is recorded as research and development expense. (See note 4 C).

On June 27, 2011, the Company granted to a service provider 10,870 shares of the Company's Common Stock. Related compensation in the amount of $5 is recorded as general and administrative expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

NOTE 6    -    STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

b)	Shares: (Cont.)

The total stock-based compensation expense, related to shares, options and warrants granted to employee’s directors and service providers, was comprised, at each period, as follows:

					Period from
					September 22,
					2000 (inception
	Six months		Three months		date) through
	ended June 30,		ended June 30,		June 30,
	2012	2011	2012	2011	2012
	Unaudited		Unaudited		Unaudited

Research and development	25	19	12	10	17,581
General and administrative	296	454	128	456	10,409
Financial expenses, net	-	192	-	192	248
Total stock-based compensation expense	321	665	140	658	28,238

NOTE 7       - SUBSEQUENT EVENTS

On July 17, 2012, the Company raised a $5.7 million through a public offering (“Public Offering”) of its common stock. The Company issued a total of 19,818,972 common stock of $0.00005 par value, ($0.29 per share) and warrants to purchase 0.75 shares of Common Stock for every share purchased in the Public Offering, at an exercise price of $0.29 per share. The Warrants are exercisable until the 30 month anniversary of the date of issuance. After deducting closing costs and fees, the Company received net proceeds of approximately $4.9 million.

The Company also paid to the Placement Agency, Maxim Group LLC (the “Placement Agent”) a cash fee equal to 6% of the gross proceeds of the Public Offering and a corporate finance fee of 1% of the gross proceeds of the Public Offering, as well as fees and expenses of the Placement Agent of $100,000.  In addition, the Company issued to the Placement Agent a two year warrant to purchase up to 594,569 shares of Common Stock (equal to 3% of the number of shares sold in the Public Offering), with an exercise price equal to $0.348 (120% of the Public offering price). The Warrants are exercisable until the 30 month anniversary of the date of issuance.

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

In July 2012, BrainStorm submitted an interim safety report to the MOH for the first 12 of 24 patients in its Phase I/II clinical trial. The report confirmed that the Company's NurOwn therapy was safe, did not cause any adverse side effects, and some of the patients showed some initial positive clinical indications.

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

NurOwn program one (current) – Based on the above pre-clinical results, the company initiated a Phase I/II clinical trial at the Hadassah Medical Center in June 2011 for treatment of ALS patients with MSC-NTF cells. An interim report of this ongoing clinical trial was submitted to the Ministry of Health in July 2012.

NurOwn program two (future) – Based on positive proof-of-concept results with MSC-NTF cells for Multiple Sclerosis (MS), the company plans to initiate a pre-clinical study for this disease in Q3 2012.

Our approach comprises the following steps:

·	Bone marrow aspiration from patient;

·	Isolation and expansion of the mesenchymal stem cells;

·	Differentiation of the expanded stem cells into neurotrophic-factor secreting (MSC-NTF) cells; and

·	Autologous transplantation into the patient at the site of damage.

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until June 30, 2012, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2017. In addition, the Company has incurred operating costs and other expenses of approximately $833,000 during the three months ended June 30, 2012, and approximately $43,134,000 for the period from inception (September 22, 2000) until June 30, 2012. Operating expenses incurred since inception were approximately $17,961,000 for general and administrative expenses and $25,173,000 for research and development costs.

Research and Development, net:

Research and development expenses, net for the three months ended June 30, 2012 and 2011 were $385,000 and $586,000, respectively. The research and development expenses for the three months ended June 30, 2012 include participation from The Office of the Chief Scientist of $375,000, compared to zero for the three months ended June 30, 2011.

The increase in research and development expenses (excluding the participation from the Office of the Chief Scientist) for the three months ended June 30, 2012, compared to the three month period ended June 30, 2011 is primarily due to: (i) initiation costs for the clinical trial; (ii) rent of clean rooms from Hadassah; and (iii) the increase in development activities, including sterility validation studies and other tests required for clinical trials.

General and Administrative:

General and administrative expenses for the three months ended June 30, 2012 and 2011 were $448,000 and $829,000, respectively.

The decrease in general and administrative expenses for the three month period ended June 30, 2012 from the three month period ended June 30, 2011 is primarily due to a decrease of $438,000 in compensation expenses for options granted to directors and employees.

Financial Expenses:

Financial income decreased by $187,000 to income of $4,000 for the three months ended June 30, 2012 from expenses of $191,000 for the three months ended June 30, 2011.

The decrease in financial expenses is attributable to a $192,000 income from conversion of a debt to a consultant to Common Stock of the Company that was included in the three months ended on June 30, 2011.

Net Loss:

Net loss for the three months ended June 30, 2012 was $830,000, as compared to a net loss of $1,097,000 for the three months ended June 30, 2011. Net loss per share for the three months ended June 30, 2012 and for the three months ended June 30, 2011was $0.01.

The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended June 30, 2012 was 128,078,347, compared to 121,253,983 for the three months ended June 30, 2011.

The increase in the weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended June 30, 2012 was due to (i) the issuances of shares in private placements, (ii) the exercise of warrants and (iii) the issuance of shares to service providers.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common stock and warrants and the issuance of convertible promissory notes. At June 30, 2012, we had $1,401,000 in total current assets and $1,450,000 in total current liabilities.

Net cash used in operating activities was $419,000 for the three months ended June 30, 2012. Cash used for operating activities in the three months ended June 30, 2012 was primarily attributed to clinical trial costs, payroll costs, rent, outside legal and audit fee expenses and public relations expenses.

Net cash used in investing activities was $9,000 for the three months ended June 30, 2012.

Net cash provided by financing activities was $126,000 for the three months ended June 30, 2012 is primarily attributable to exercise of warrants and options to common stock.

On July 17, 2012, the Company raised approximately $5.7 million through a public offering (“Public Offering”) of its common stock. The Company issued a total of 19,818,972 shares of its common stock at $0.29 per share and warrants to purchase 0.75 shares of common stock for every share purchased in the Public Offering, at an exercise price of $0.29 per share. The warrants are exercisable until the 30 month anniversary of the date of issuance. After deducting closing costs and fees, the Company received net proceeds of approximately $4.9 million.

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

There were no significant changes to our critical accounting policies during the quarter ended June 30, 2012. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Internal Control Over Financial Reporting

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, which continued to exist as of June 30, 2012:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of legal proceedings affecting the Company refer to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There were no additional material developments to the legal proceedings affecting the Company in the fiscal quarter ended June 30, 2012.

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

Item 1A. Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Other Information.

During the quarter ended June 30, 2012, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

August 13, 2012	By:	/s/ Adrian Harel
Name: Adrian Harel Title: Chief Executive Officer (Principal Executive Officer)

August 13, 2012	By:	/s/ Liat Sossover
Name: Liat Sossover Title: Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	Form of Warrant, incorporated herein by reference to Annex B of the Company’s Rule 424(b)(1) Prospectus filed July 19, 2012 (File No. 333-179331).

10.1	Brainstorm Cell Therapeutics Inc. Amended and Restated 2004 Global Share Option Plan is incorporated herein by reference to Exhibit A to the Registrant’s Definitive Schedule 14A filed May 7, 2012 (File No. 000-54365).

10.2	Brainstorm Cell Therapeutics Inc. Amended and Restated 2005 U.S. Stock Option and Incentive Plan is incorporated herein by reference to Exhibit B to the Registrant’s Definitive Schedule 14A filed May 7, 2012 (File No. 000-54365).

10.3	Form of Securities Purchase Agreement, incorporated herein by reference to Annex A of the Company’s Rule 424(b)(1) Prospectus filed July 19, 2012 (File No. 333-179331).

10.4	Form of Placement Agency Agreement by and between Brainstorm Cell Therapeutics Inc. and Maxim Group LLC, incorporated herein by reference to Exhibit 10.58 of the Company’s Registration Statement filed June 29, 2012 (File No. 333-179331).

10.5	Form of Common Stock Purchase Warrant issued by Brainstorm Cell Therapeutics Inc. to Placement Agent, incorporated herein by reference to Exhibit A of Exhibit 10.58 of the Company’s Registration Statement filed June 29, 2012 (File No. 333-179331).

10.6	Consulting Agreement, dated as of May 31, 2012, by and between Brainstorm Cell Therapeutics Inc. and Dr. Daniel Offen, incorporated herein by reference to Exhibit 10.15 of the Company’s Registration Statement filed June 29, 2012 (File No. 333-179331).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

