Form 10-Q/A
period 2012-06-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2012-08-29
CIK 1137883

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 13, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files within the 30-day grace period provided by Rule 405 of Regulation S-T applicable for the first quarterly period in which detailed footnote tagging is required.

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

* Previously filed as an exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

August 29, 2012	By:	/s/ Adrian Harel
Name: Adrian Harel
Title: Chief Executive Officer (Principal Executive Officer)

August 29, 2012	By:	/s/ Liat Sossover
Name: Liat Sossover
Title: Chief Financial Officer (Principal Financial Officer)