Form 10-Q
period 2012-09-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2012-11-13
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 9, 2012, the number of shares outstanding of the registrant’s common stock, $0.00005 par value per share, was 150,085,035.

i

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this quarterly report on Form 10-Q, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

UNAUDITED

U.S. DOLLARS IN THOUSANDS

1

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 201

UNAUDITED

U.S. DOLLARS IN THOUSANDS

INDEX

Page

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Statements of Changes in Stockholders' Equity (Deficiency)	5– 14

Consolidated Statements of Cash Flows	15 - 16

Notes to Consolidated Financial Statements	17 - 30

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	September 30,	December 31,
	2012	2011
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	4,783	1,923
Accounts receivable	449	312
Prepaid expenses	53	69
Total current assets	5,285	2,304

Long-Term Investments:
Prepaid expenses	17	17
Severance pay fund	146	109
Total long-term investments	163	126

Property And Equipment, Net	273	314

Total assets	5,721	2,744

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade payables	194	244
Accrued expenses	831	750
Other accounts payable	73	141
Total current liabilities	1,098	1,135

Accrued Severance Pay	164	121

Total liabilities	1,262	1,256

Stockholders' Equity:
Stock capital: (Note 6)	7	6
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at September 30, 2012 and December 31, 2011; Issued and outstanding: 150,085,035 and 126,444,309 shares at September 30, 2012 and December 31, 2011 respectively.
Additional paid-in-capital	51,381	45,560
Deficit accumulated during the development stage	(46,929)	(44,078)
Total stockholders' equity	4,459	1,488

Total liabilities and stockholders' equity	5,721	2,744

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands

(Except share data)

	Nine months ended September 30		Three months ended September 30		Period from September 22, 2000 (inception date) through September 30,
	2012	2011	2012	2011	2012 (*)
	Unaudited		Unaudited		Unaudited

Operating costs and expenses:

Research and development, net	$1,486	$1,032	$732	$176	$25,905
General and administrative	1,397	1,459	440	564	18,401

Total operating costs and expenses	2,883	2,491	1,172	740	44,306

Financial expenses (income), net	(37)	132	(22)	(46)	2,510
Other expenses (income)	-	(132)	-	-	(132)

Operating loss	2,846	2,491	1,150	694	46,684

Taxes on income	5	5	-	-	82

Loss from continuing operations	2,851	2,496	1,150	694	46,766

Net loss from discontinued operations	-	-	-	-	164

Net loss	$2,851	$2,496	$1,150	$694	$46,930

Basic and diluted net loss per share from continuing operations	$0.02	$0.02	$0.01	$0.01

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	133,403,123	118,106,658	145,407,840	124,596,807

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

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands

(except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2008	55,241,418	$3	$33,881	$-	$(35,960)	$(2,076)

Stock-based compensation related to options and stock granted to service providers	5,284,284	(*)	775	-		775
Stock-based compensation related to stock and options granted to directors and employees	-	-	409	-		409
Conversion of convertible loans	2,500,000	(*)	200	-		200
Exercise of warrants	3,366,783	(*)	-	-		-
Stock issued for amendment of private placement	9,916,667	1	-	-		1
Subscription of shares	-	-	729	-		729
Net loss	-	-	-	-	(1,781)	(1,781)

Balance as of December 31, 2009	76,309,152	$4	$35,994	$-	$(37,741)	$(1,743)

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands

(except share data)

					Deficit
					accumulated
	Common stock		Additional paid-in	Deferred Stock - based	during the development	Total stockholders'
	Number	Amount	capital	compensation	stage	equity

Balance as of January 1, 2012	126,444,309	$6	$45,560	$-	$(44,078)	$1,488

Stock-based compensation related to options and stock granted to service providers	794,423	-	208	-	-	208
Stock-based compensation related to stock and options granted to directors and employees	885,000	-	440	-	-	440
Exercise of options ,net	1,182,606	-	137	-		137
Exercise of warrants	959,729	-	9	-		9
Issuance of shares in a public offering	19,818,968	1	5,027	-	-	5,028
Net loss					(2,851)	(2,851)

Balance as of September 30, 2012	150,085,035	$7	$51,381	$-	$(46,929)	$4,459

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(except share data)

	Nine months ended September 30		Three months ended September 30		Period from September 22, 2000 (inception date) through September 30,
	2012	2011	2012	2011	2012 (*)
	Unaudited		Unaudited		Unaudited
Cash flows from operating activities:
Net loss	$(2,851)	$(2,496)	$(1,149)	$(694)	$(46,929)
Less - loss for the period from discontinued operations	-	-	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	116	116	39	40	1117
Severance pay, net	6	(32)	5	3	18
Accrued interest on loans	-	3	-	3	451
Amortization of discount on short-term loans	-	-	-	-	1,864
Change in fair value of options and warrants	-	-	-	-	(795)
Expenses related to shares and options granted to service providers	46	246	38	24	21,694
Stock-based compensation related to options granted to employees	440	786	127	343	7,261
Decrease (increase) in accounts receivable and prepaid expensed	(121)	79	56	(172)	(502)
Increase (decrease) in trade payables	(50)	(148)	(321)	(137)	667
Increase (decrease) in accrued expenses and other accounts payable	175	(306)	131	(307)	1,410
Erosion of restricted cash	-	-	-	-	(6)
Net cash used in continuing operating activities	(2,239)	(1,752)	(1,074)	(897)	(13,586)
Net cash used in discontinued operating activities	-	-	-	-	(23)
Total net cash used in operating activities	(2,239)	(1,752)	(1,074)	(897)	(13,609)

Cash flows from investing activities:
Purchase of property and equipment	(75)	(38)	(14)	(1)	(1,208)
Restricted cash	-	-	-	-	6
Investment in lease deposit	-	(8)	-	-	(17)
Net cash used in continuing investing activities	(75)	(46)	(14)	(1)	(1,219)
Net cash used in discontinued investing activities	-	-	-	-	(16)
Total net cash used in investing activities	(75)	(46)	(14)	(1)	(1,235)
15

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

Cash flows from financing activities:
Proceeds from issuance of Common stock, net	5,028	3,602	5,028	(24)	17,347
Proceeds from loans, notes and issuance of warrants, net	-	-	-	-	2,061
Proceeds from exercise of warrants and options	146	493	-	413	777
Repayment of short-term loans	-	-	-	-	(601)
Net cash provided by continuing financing activities	5,174	4,095	5,028	389	19,584
Net cash provided by discontinued financing activities	-	-	-	-	43
Total net cash provided by financing activities	5,174	4,095	5,028	389	19,627
Increase in cash and cash equivalents	2,860	2,297	3,940	(509)	4,783
Cash and cash equivalents at the beginning of the period	1,923	93	843	2,899	-
Cash and cash equivalents at end of the period	$4,783	$2,390	$4,783	$2,390	$4,783

Non-cash financing activities:
Conversion of convertible loan and convertible note to shares	-	140	-	3
Conversion of other accounts payable to Common Stock		24		-

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
17

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

NOTE 1 -	GENERAL (Cont.)

GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the nine months ended September 30, 2012, resulted in a net loss of $2,851. The Company’s balance sheet reflects an accumulated deficit of $46,929. These conditions, together with the fact that the Company is a development stage Company and has no revenues nor are revenues expected in the near future, raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital.

In 2009, the Company decided to focus only on the effort to commence clinical trials for ALS and such trials did commence in 2011.

In July 2012, the Company raised $5 million, net, in a public offering. (See Note 6 (i)). However, there can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

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

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its wholly-owned subsidiary as of September 30, 2012 and for the nine months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

On December 24, 2009, the Company and Ramot entered into a settlement agreement which amended the Research and License Agreement, as amended and restated pursuant to which, among other things, the following matters were agreed upon:

a)	Ramot released the Company from its obligation to fund the extended research period in the total amount of $1,140. Therefore, the Company reversed an amount in 2009, equal to $760, from it research and development expenses that were previously expensed.

b)	Past due amounts of $240 for the initial research period plus interest of $32 owed by the Company to Ramot was converted into 1,120,000 shares of common stock on December 30, 2009. Ramot was required to deposit the shares with a broker and only sell the shares in the open market after 185 days from the issuance date.

c)	In the event that the total proceeds generated by sales of the shares on December 31, 2010, together with the March 31, 2010 payment, are less than $240 on or prior to December 31, 2010, then on such date the Company shall pay to Ramot the difference between the proceeds that Ramot has received from sales of the shares up to such date together with the September Payment (if any) that has been transferred to Ramot up to such date, and $240. Related compensation in the amount of $51 was recorded as research and development expenses.

In January 2011, Ramot sold an additional 167,530 shares of Common Stock of the Company, for $35, which finalized the sale of the 1,120,000 Common Stock of the Company granted to Ramot for $235. In February 2011, the Company paid the remaining $5 and finalized the balance due to Ramot according to the settlement agreement between the parties dated December 24, 2009.

NOTE 5 -	CONSULTING AGREEMENTS

A.	On July 8, 2004, the Company entered into two consulting agreements with Prof. Eldad Melamed and Dr. Daniel Offen (together, the "Consultants"), under which the Consultants provide the Company scientific and medical consulting services in consideration for a monthly payment of $6 each. In addition, the Company granted each of the Consultants, a fully vested warrant to purchase 1,097,215 shares of Common Stock at an exercise price of $0.01 per share. The warrants issued pursuant to the agreement were issued to the Consultants effective as of November 4, 2004. Each of the warrants is exercisable for a seven-year period beginning on November 4, 2005. As of September 2010, all the above warrants had been exercised. In June 2012 an amendment was signed with Dr. Daniel Offen, according to which the company will pay Daniel Offen a monthly payment of $6, out of which $3 in cash and $3 by grant of Company stock.

B.	On December 16, 2010, the Company approved a grant of 1,100,000 shares of the Company's Common Stock to the Consultants, for services rendered through December 31, 2010. Related compensation in the amount of $220 was recorded as research and development expense. A sum of $487 was cancelled concurrently with the issuance of the 1,100,000 shares of Common Stock of the Company.

C.	On June 27, 2011, the Company approved an additional grant of 400,000 shares of the Company's Common Stock to Prof. Daniel Offen, for services rendered through December 31, 2009. Related compensation in the amount of $192 was recorded as financial expense.

D.	On August 1, 2012, the Company approved an additional grant of 623,077 shares of the Company's Common Stock to the Consultants, for services rendered during January 1, 2011 through June 30, 2012. Related compensation in the amount of $162 was recorded as research and development expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

NOTE 5 -	CONSULTING AGREEMENTS (Cont.)

E.	As of September 30, 2012, the Company has a total obligation of $27 for services rendered by the Consultants under the abovementioned agreements.

NOTE 6 -	STOCK CAPITAL

A.	The rights of Common Stock are as follows:

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

B.	Issuance of shares warrants and options:

1.	Private placements and public offering:

a)	During 2004 and 2005 the Company issued, in separate transactions, 8,861,875 shares of Common Stock of the Company for total proceeds of $308.

b)	On February 23, 2005, the Company completed a private placement for sale of 1,894,808 units for total proceeds of $1,418. Each unit consists of one share of Common Stock and a three-year warrant to purchase one share of Common Stock at $2.50 per share. This private placement was consummated in three tranches which closed in October 2004, November 2004 and February 2005.

c)	On August 11, 2005, the Company signed a private placement agreement with investors for the sale of up to 1,250,000 units at a price of $0.8 per unit. Each unit consists of one share of Common Stock and one warrant to purchase one share of Common Stock at $1.00 per share. The warrants are exercisable for a period of three years from issuance. On March 31, 2005, the Company sold 312,500 units for total net proceeds of $225. On December 7, 2005, the Company sold 187,500 units for total net proceeds of $135.

d)	In July 2007, the Company entered into an investment agreement, that was amended in August 2009, according to which for an aggregate subscription price of up to $5 million, the Company issued 41,666,667 shares of Common Stock and a warrant to purchase 10,083,333 shares of the Company's common stock at an exercise price of $0.20 per share and a warrant to purchase 20,166,667 shares of common stock at an exercise price of $0.29 per share. The warrants may be exercised at any time and expire on November 5, 2013.

In January 2011, the Company and an investor signed an agreement to balance the remaining amount due to the investor, totaling $20, against the remaining balance of the investment and the Company issued the above shares and warrants.

In addition, the Company issued an aggregate of 1,250,000 shares of Common Stock to a related party as an introduction fee for the investment. As of balance sheet date no warrants have been exercised.

e)	In January 2010, the Company issued 1,250,000 units to a private investor for total proceeds of $250. Each unit consists of one share of Common Stock and a two- year warrant to purchase one share of Common Stock at $0.50 per share.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

NOTE 6 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares warrants and options: (Cont.)

1.	Private placements: (Cont.)

f)	In February 2010, the Company issued 6,000,000 shares of Common Stock to 3 investors (2,000,000 to each investor) and warrants to purchase an aggregate of 3,000,000 shares of Common Stock (1,000,000 to each investor) with an exercise price of $0.5 for aggregate proceeds of $1,500 ($500 each).

g)	On February 7, 2011, the Company issued 833,333 shares of Common Stock, at a price of $0.3 per share, and a warrant to purchase 641,026 shares of the Company's Common Stock at an exercise price of $0.39 per share for one year for total proceeds of $250.

h)	On February 23, 2011, the Company entered into an investment agreement, pursuant to which the Company agreed to sell up to 12,815,000 shares of Common Stock, for an aggregate subscription price of up to $3.6 million and warrants to purchase up to 19,222,500 shares of Common Stock as follows: warrant to purchase 12,815,000 shares of Common Stock at $0.5 for two years, and warrants to purchase 6,407,500 shares of Common Stock at $0.28 for one year, out of which 946,834 were exercised, and 5,460,666 were cancelled.

In addition, the Company agreed to pay 10% of the funds received for the distribution services received, out of this amount, 4% was be paid in stock and the remaining 6% in cash. Accordingly, in March 2011, the Company issued 512,600 shares of Common Stock and paid $231.

i)	On July 17, 2012, the Company raised a $5.7 million through a public offering (“Public Offering”) of its common stock. The Company issued a total of 19,818,968 common stock of $0.00005 par value, ($0.29 per share) and 14,864,228 warrants to purchase 0.75 shares of Common Stock for every share purchased in the Public Offering, at an exercise price of $0.29 per share. The Warrants are exercisable until the 30 month anniversary of the date of issuance. After deducting closing costs and fees, the Company received net proceeds of approximately $4.9 million.

The Company paid to the Placement Agency, Maxim Group LLC (the “Placement Agent”) a cash fee equal to 6% of the gross proceeds of the Public Offering and a corporate finance fee of 1% of the gross proceeds of the Public Offering, as well as fees and expenses of the Placement Agent of $100,000.  In addition, the Company issued to the Placement Agent a two year warrant to purchase up to 493,966 shares of Common Stock (equal to 3% of the number of shares sold in the Public Offering), with an exercise price equal to $0.348 (120% of the Public offering price). The Warrants are exercisable until the 30 month anniversary of the date of issuance. In addition, the Company issued to Leader Underwriters (1993) Ltd, warrants to purchase 232,758 shares of Common stock, at an exercise price of $0.29 per share. The warrants are exercisable until the 30 month anniversary of the date of issuance.

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

In June 2008, June 2011 and in June 2012, the Company's stockholders approved increases in the number of shares of common stock available for issuance under these stock option plans by 5,000,000, 5,000,000 and 9,000,000 shares respectively.

As of September 30, 2012, 10,650,103 options are available for future grants.

During 2005 through 2009, the Company granted its directors options to purchase 800,000 (in total) shares of Common Stock of the Company at an exercise price of $0.15 per share. The options are fully vested and will expire after 10 years.

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

On October 23, 2007, the Company granted to its Chief Executive Officer an option to purchase 1,000,000 shares of Common Stock at an exercise price of $0.87 per share. On November 5, 2008, the Company amended the exercise price to $0.15 per share. The option is fully vested and expires after 10 years. The total compensation related to the option is $737, which was recorded as general and administrative expense.

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

Accordingly, the Company granted to Mr. Israeli in each of April 2010, in June 2011 and in April 2012, an option to purchase 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share. The total compensation related to the option was $106, which is amortized over the vesting period as general and administrative expense.

In addition, the Company granted Hadasit, in each of April 2010, in June 2011 and in April 2012, an option to purchase 33,334 shares of Common Stock at an exercise price equal to $0.00005 per share. The total compensation related to the option is $14, which is amortized over the vesting period as research and development expense.

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

In the nine months ended September 30, 2012, 1,182,606 options were exercised by the former CEO of the Company for $137.

A summary of the Company's option activity related to options to employees and directors, and                   related information is as follows:

	For the nine month period ended September 30, 2012
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	4,938,821	0.168
Granted	981,666	0.164
Exercised	(1,182,606)	0.116
Cancelled	13,784	0.067

Outstanding at end of period	4,751,665	0.180	237,583

Vested and expected-to-vest at end of period	3,499,860	0.181	171,493

b.	Restricted shares to directors:

During May 2006 through April 2007, the Company issued to its directors 400,000 restricted shares of Common Stock (100,000 each). The restrictions on the shares have fully lapsed. The compensation related to the stocks issued amounted to $198, which was amortized over the vesting period as general and administrative expenses.

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

In May and June 2010, based on a board resolution dated June 29, 2009, the Company issued to three directors, three of its Scientific Advisory Board members and two of its Advisory Board members 800,000 restricted shares of Common Stock. The restrictions of the shares shall lapse in three annual and equal portions commencing with the grant date.

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

In addition, in November 2011, the Company issued to a former director 250,000 shares of Common Stock. Related compensation in the amount of $70 was recorded as general and administrative expense

In August 2012, the Company issued to two directors, four of its Scientific Advisory Board members and three of its Advisory Board members a total of 885,000 restricted shares of Common Stock. The restrictions of the shares shall lapse over the service period in 12 equal monthly portions. Related compensation in the amount of $198 will be recorded as general and administrative expense, out of which $33 was recorded in nine months ended September 30 2012.

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

The Company granted to Hadasit, in each of April 2010, in April 2011 and in April 2012, an option to purchase 33,334 shares of Common Stock at an exercise price equal to $0.00005 per share (See Note 6 B2).

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

NOTE 6 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to investors and service providers:

a)	Warrants to investors and service providers and investors:

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through

November-December 2004	14,600,845	14,396,010	204,835	-	0.00005 - 0.01	-	-
February-December 2005	3,058,471	173,000	2,548,308	337,163	0.15 - 2.5	337,163	Jun - Dec 2015
February-December 2006	1,686,355	727,696	478,659	480,000	0.005 – 1.5	480,000	Feb - May 2016
March 2007	14,803,300		1,003,300	13,800,000	0.15 - 0.47	13,800,000	Nov 2013 – Oct 2017
April 2008	9,175,000			9,175,000	0.15 - 0.29	9,175,000	Nov 2013 – Sep 2018
April 2009	4,937,500	100,000		4,837,500	0.067 – 0.29	4,804,167	Nov 2013 – Oct 2019
January 2010	1,250,000		1,250,000	-	0.5	-	-
February 2010	125,000	125,000		-	0.01	-	-
February 2010	3,000,000		3,000,000	-	0.5	-	-
February 2010	1,500,000			1,500,000		500,000	Feb 2020
April 2010	33,334			33,334	0.00005	33,334	Apr 2020
January 2011	4,537,500			4,537,500	0.29	4,537,500	Nov 2013
February 2011	641,026		641,026	-	0.39	-	-
February 2011	6,407,500	946,834	5,460,666	-	0.28	-	-
February 2011	12,815,000			12,815,000	0.5	12,815,000	Feb 2013
April 2011	33,334			33,334	0.01	33,334	Apr 2021
April 2012	33,334			33,334	0.01	13,889	Apr 2022
July 2012	493,966			493,966	0.348	493,966	Jul 2014
July 2012	232,758			232,758	0.29	232,758	Jul 2015
July 2012	14,864,228			14,864,228	0.29	14,864,228	Jul 2015

	94,228,451	16,468,540	14,586,794	63,173,117		62,120,339

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

NOTE 6 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

a)	Warrants: (Cont.)

The fair value for the warrants to service providers was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for the nine months ended September 31, 2012; weighted average volatility of 132%, risk free interest rates of 0.63% dividend yields of 0% and a weighted average life of the options of 5.5 years.

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

In March and in April 2005, the Company signed an agreement with four members of its Scientific Advisory Board under which the Company issued to the members of the Scientific Advisory Board 400,000 restricted shares at a purchase price of $0.00005 par value under the U.S. Stock Option and Incentive Plan (100,000 each). All restrictions on these shares have lapsed.

Between the years 2004 through 2009, the Company issued to several services providers, in separate transactions, 3,045,508 shares of Common Stock in total. The total related compensation, in the amount of $758, was recorded as general and administrative expense.

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

On December 16, 2010, the Company granted to its two consultants 1,100,000 shares of the Company's Common Stock (see Note 5B).

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

The total stock-based compensation expense, related to shares, options and warrants granted to employee’s directors and service providers, was comprised, at each period, as follows:

	Nine months		Three months		Period from September 22, 2000 (inception date) through
	ended September 30,		ended September 30,		September 30,
	2012	2011	2012	2011	2012
	Unaudited		Unaudited		Unaudited

Research and development	$44	$130	$19	$111	$17,600
General and administrative	441	710	145	256	10,554
Financial expenses, net	-	192	-	-	248
Total stock-based compensation expense	$485	$1,032	$164	$367	$28,402

NOTE 7 -	SUBSEQUENT EVENTS

In April 2008, Chapman, Spira & Carson, LLC (“CSC”) filed a breach of contract complaint in the Supreme Court of the State of New York (the “Court”) against the Company. The complaint alleges that the Company improperly terminated its contract with CSC. The complaint seeks, among other things, the following relief: (i) 400,000 shares of the common stock of the Company and (ii) warrants to purchase 250,000 shares of the common stock of the Company at an exercise price of $0.30 per share. Further, the complaint alleges that CSC performed its obligations under the contract and has suffered compensatory damages in an amount up to approximately $672,500. CSC also seeks costs and attorneys’ fees.

On October 24, 2012, the Company reached a settlement agreement with CSC according to which the Company will pay CSC $125,000. An accrual was included in the financial statements accordingly.

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

The Company’s core technology was developed in collaboration with prominent neurologist Prof. Eldad Melamed, former head of Neurology of the Rabin Medical Center and member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research, and expert cell biologist Prof. Daniel Offen of the Felsenstein Medical Research Center of Tel Aviv University.

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

As a result of limited cash resources and the desire to take a faster path to clinical trials, the Company has been focusing all of its efforts on ALS since the fourth quarter of 2008. However, in March 2012, the Company announced its intention to begin pre-clinical testing of Multiple Sclerosis, which was initiated in the second quarter of 2012.

In July 2012, BrainStorm submitted an interim safety report to the MoH for the first 12 of 24 patients in its Phase I/II clinical trial. The report confirmed that the Company's NurOwn therapy is safe, did not cause any adverse side effects, and some of the patients showed some initial positive clinical indications.

The Company’s efforts are currently directed at:

•	Completing a Phase I/II clinical trial on ALS in Israel;
•	Initiating a Phase II clinical trial on ALS in the United States;
•	Completing pre-clinical studies on Multiple Sclerosis; and
•	Submitting an IND to the FDA.

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

Prof. Melamed’s and Prof. Offen's group has shown that human bone marrow mesenchymal stem cells can be expanded and induced to differentiate into two types of brain cells, neuron-like and astrocyte-like, each having different therapeutic potential, as follows:

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

Our proprietary, optimized processes for induction of differentiation of human bone marrow derived mesenchymal stem cells into differentiated cells that produce NTF (MSC-NTF) are conducted in full GMP compliance.

NurOwn program one (current) – Based on the above pre-clinical results, the Company initiated a Phase I/II clinical trial at the Hadassah Medical Center in June 2011 for treatment of ALS patients with MSC-NTF cells. An interim report of this ongoing clinical trial was submitted to the Ministry of Health in July 2012.

NurOwn program two (future) – Based on positive proof-of-concept results obtained at Tel Aviv University with MSC-NTF cells for Multiple Sclerosis (MS), the Company has initiated a pre-clinical study for this disease and currently awaits results.

The NurOwn treatment approach comprises the following steps:

·	Bone marrow aspiration from patient;

·	Isolation and expansion of the mesenchymal stem cells;

·	Differentiation of the expanded stem cells into neurotrophic-factor secreting (MSC-NTF) cells; and

·	Autologous transplantation into the patient at the site of damage.

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until September 30, 2012, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2017. In addition, the Company has incurred operating costs of approximately $2,883,000 during the nine months ended September 30, 2012, and approximately $44,306,000 for the period from inception (September 22, 2000) until September 30, 2012. Operating expenses incurred since inception were approximately $18,401,000 for general and administrative expenses and $25,905,000 for research and development costs.

Research and Development, net:

Research and development expenses, net for the nine months ended September 30, 2012 and 2011 were $1,486,000 and $1,032,000, respectively. The research and development expenses for the nine months ended September 30, 2012 was $659,000, compared to expenses of $342,000 for the nine months ended September 30, 2011.

The increase in research and development expenses for the nine months ended September 30, 2012 from the nine month period ended September 30, 2011 is primarily due to: (i) rent of additional clean room from Hadassah; and (ii) the increase in development activities.

General and Administrative:

General and administrative expenses for the nine months ended September 30, 2012 and 2011 were $1,397,000 and $1,459,000, respectively.

The decrease in general and administrative expenses for the nine month period ended September 30, 2012 from the nine month period ended September 30, 2011 is primarily due to a decrease of $268,000 in compensation expenses for options granted to directors and employees that was balanced by an increase in payroll costs, legal costs, PR and IR costs and additional administrative fees associated with stock market and filings.

Financial Income:

Financial income increased by $169,000 to income of $37,000 for the nine months ended September 30, 2012 from expenses of $132,000 for the nine months ended September 30, 2011.

The increase in financial income is mainly attributable to a $198,000 expense, included in 2011 financials, from conversion of a debt, owed to a consultant, into Common Stock of the Company, less financial income attributable mainly to exchange rate differences.

Other Income:

The Company did not have other income in the nine months ended September 30, 2012, compared with other income of $132,000 in the nine month period ended September 30, 2011, due to settlement agreements that we reached, in 2011, with third parties, which are lower than the amounts due to the third parties as recorded in the financial statements.

Net Loss:

Net loss for the nine months ended September 30, 2012 was $2,851,000, as compared to a net loss of $2,496,000 for the nine months ended September 30, 2011. Net loss per share for the nine months ended September 30, 2012 and September 30, 2011 was $0.02.

The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the nine months ended September 30, 2012 was 133,403,123, compared to 118,106,658 for the nine months ended September 30, 2011.

The increase in the weighted average number of shares of common stock used in computing basic and diluted net loss per share for the nine months ended September 30, 2012 was due to (i) the issuance of shares of Common Stock in a public offering in July 2012, and (ii) the exercise of options by employees.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its common stock and warrants and the issuance of convertible promissory notes. At September 30, 2012, we had $5,285,000 in total current assets and $1,098,000 in total current liabilities.

Net cash used in operating activities was $1,074,000 for the three months ended September 30, 2012. Cash used for operating activities in the three months ended September 30, 2012 was primarily attributed to clinical trial costs, payroll costs, rent, legal and audit fee expenses and public relations expenses.

Net cash used in investing activities was $14,000 for the three months ended September 30, 2012.

Net cash provided by financing activities was $5,028,000 for the three months ended September 30, 2012 and is attributable to issuance of our Common Stock in July 2012, in a public offering and exercise of warrants and options into Common Stock.

On July 17, 2012, the Company raised approximately $5.7 million through a public offering (“Public Offering”) of its Common Stock. The Company issued a total of 19,818,968 shares of its Common Stock at $0.29 per share and 14,864,228 warrants to purchase 0.75 shares of common stock for every share purchased in the Public Offering, at an exercise price of $0.29 per share. The warrants are exercisable until the 30 month anniversary of the date of issuance. After deducting closing costs and fees, the Company received net proceeds of approximately $5 million.

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

The Company believes it has sufficient funds to meet its obligations in the upcoming 12 months. However, future operations are very capital intensive and will require substantial capital raisings. If we are not able to raise substantial additional capital, we may not be able to continue to function as a going concern and we may have to cease operations. Even if we obtain funding sufficient to continue functioning as a going concern, we will be required to raise a substantial amount of capital in the future in order to reach profitability and to complete the commercialization of our products. Our ability to fund these future capital requirements will depend on many factors, including the following:

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

There were no significant changes to our critical accounting policies during the quarter ended September 30, 2012. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Off-Balance Sheet Arrangements

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

Internal Control Over Financial Reporting

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, which continued to exist as of September 30, 2012:

•	The Company did not maintain effective controls over certain aspects of the financial reporting process because it lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements.

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

The Company is working to improve the effectiveness of its internal control over financial reporting, and in that regard, subsequent to September 30, 2012, the Company recruited a new employee with an appropriate level of complementary accounting expertise. Management believes that the material weakness in its assessment of the effectiveness of internal control over financial reporting may be resolved after commencement of employment by this new hire.

Management’s Remediation Initiatives

We plan to develop policies and procedures for training of personnel or external advisers to verify that we have a sufficient number of personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. Where necessary, we will supplement personnel with qualified external advisors. Additionally, where appropriate, we plan to participate in training on accounting principles and accounting standards updates that would increase the competence of our accounting and finance personnel.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Yet, as detailed above, the Company recently hired a new employee with senior accounting expertise after the end of the third fiscal quarter, which the Company expects will significantly strengthen the internal controls over financial reporting.

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

On October 24, 2012, the Company and CSC reached an understanding according to which the Company will pay CSC $125,000 in full satisfaction of CSC’s claims against the Company. Accordingly, the Company’s financial statements for the nine months ended September 30, 2012 include a provision for such a liability.

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

Item 5. Other Information.

During the quarter ended September 30, 2012, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

November 13, 2012	By:	/s/ Adrian Harel
Name: Adrian Harel
Title: Chief Executive Officer (Principal Executive Officer)

November 13, 2012	By:	/s/ Liat Sossover
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

