Form 10-K
period 2012-12-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2013-03-14
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), was $26,708,644.

As of March 8, 2013, the number of shares outstanding of the registrant's common stock, $0.00005 par value per share, was 151,260,480.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BRAINSTORM CELL THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2012

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

Item 1. BUSINESS.

Company Overview

Brainstorm Cell Therapeutics Inc. (“we,” “us,” “our” or the “Company”) is a biotechnology company developing innovative adult stem cell therapies for highly debilitating neurodegenerative disorders such as Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease), Multiple Sclerosis (“MS”), and Parkinson’s disease (“PD”). These devastating diseases have limited treatment options and as such represent highly unmet medical needs.

NurOwn, our proprietary process for the propagation of Mesenchymal Stem Cells (“MSC”) and their differentiation into NeuroTrophic factor-(“NTF”) secreting cells (“MSC-NTF”), and their transplantation at, or near, the site of damage, offers the hope of overcoming neurodegenerative diseases.

Our approach is considered safe based on our use of autologous cells, which are free of the risk of rejection and tumor formation. It is also free of the controversy associated with the use of embryonic stem cells in some countries.

Our core technology was developed in collaboration with prominent neurologist Prof. Eldad Melamed, former head of Neurology of the Rabin Medical Center and member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research, and expert cell biologist Prof. Daniel Offen of the Felsenstein Medical Research Center of Tel Aviv University.

Our wholly-owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the “Israeli Subsidiary”), holds rights to commercialize the technology, through a licensing agreement with Ramot at Tel Aviv University Ltd. (“Ramot”), the technology transfer company of Tel Aviv University, Israel.

On February 17, 2010, our Israeli Subsidiary entered into a series of agreements with Hadasit Medical Research Services and Development Ltd., a subsidiary of the Hadassah Medical Organization (“Hadassah”) and Professor Dimitrios Karousis (the “Clinical Trial Agreement”). Under the Clinical Trial Agreement, Hadassah and our personnel agreed to conduct a clinical trial to evaluate the safety and tolerability of our NurOwn cells in patients with ALS, in accordance with a protocol developed jointly by us and Hadassah.

In February 2011, the U.S. Food and Drug Administration (“FDA”) granted Orphan Drug designation to NurOwn, our autologous adult stem cell product candidate for the treatment of ALS.

In June 2011, we initiated a Phase I/II clinical trial for the treatment of ALS with NurOwn at the Hadassah University Medical Center in Jerusalem (“HUMC”), after receiving approval from the Israeli Ministry of Health (“MoH”).

In July 2011, we entered into a Memorandum of Understanding with Massachusetts General Hospital and the University of Massachusetts Medical School in anticipation of applying for FDA approval to begin ALS human clinical trials in the United States. Pending submission of an Investigational New Drug (“IND”) application to the FDA and subsequent approval, we are planning to launch a Phase II clinical trial at these institutions in mid-2013.

In July 2012, we submitted an interim safety report to the MoH for the first 12 of 24 patients in the Phase I/II clinical trial. The report confirmed that our NurOwn therapy is safe, did not cause any adverse side effects, and some of the patients showed promising indications of clinical improvement.

In January 2013, the MoH approved acceleration to a Phase IIa combined treatment, dose-escalating trial, which we are currently conducting at HUMC. In this safety and preliminary efficacy trial, 12 early-stage ALS patients will receive both intramuscular and intrathecal injections of NurOwn cells in three cohorts with increasing doses. The patients will be followed for three to six months after transplantation.

In January 2013, we also announced that we had successfully completed a 12-week repeat dose toxicity study with our NurOwn cells in mice. These repeat doses were prepared from frozen cells, using a proprietary method recently developed by the Company. Our cryopreservation, or freezing, method will enable long-term storage, and production of repeat patient doses of NurOwn without the need for additional bone marrow aspirations. We believe that the positive data from the toxicity study in mice will support our efforts to obtain approval for a future repeat dose clinical study in ALS patients. The study was conducted at Harlan Israel’s laboratories, according to Good Laboratory Practice (“GLP”) standards of the FDA. The study protocol was approved by the Israeli MoH.

On February 21, 2013, our wholly-owned U.K. subsidiary, Brainstorm Cell Therapeutics UK Ltd. (the “UK Subsidiary”), filed a request for Orphan Medicinal Product Designation by the European Medicine Agency (“EMA”) for our autologous bone marrow-derived mesenchymal stem cells secreting neurotropic factors.

Our Approach

Our NurOwn technology is based on a novel differentiation protocol which differentiates the bone marrow-derived mesenchymal stem cells into neuron-supporting cells, MSC-NTF cells, capable of releasing several neurotrophic factors, including Glial-derived neurotrophic factor (“GDNF”) and Brain-derived neurotrophic factor (“BDNF”).

Our approach to treatment of neurodegenerative diseases with autologous adult stem cells includes a multi-step process beginning with harvesting of undifferentiated stem cells from the patient's own bone marrow, and concluding with transplantation of differentiated, neurotrophic factor-secreting mesenchymal stem cells (MSC-NTF) into the same patient – intrathecally and/or intramuscularly.

Our proprietary, optimized processes for induction of differentiation of human bone marrow derived mesenchymal stem cells into differentiated cells that produce NTF (MSC-NTF) are conducted in full current Good Manufacturing Practice (“cGMP”) compliance.

The NurOwn Transplantation Process

▪	Bone marrow aspiration from patient;

▪	Isolation and expansion of the mesenchymal stem cells;

▪	Differentiation of the expanded stem cells into neurotrophic-factor secreting (MSC-NTF) cells; and

▪	Autologous transplantation into the patient’s spinal cord or muscle tissue.

This approach is based on pre-clinical data documented by our research team, led by Prof. Melamed and Prof. Offen.

Differentiation before Transplantation

The ability to induce differentiation of autologous adult mesenchymal stem cells into MSC-NTF cells before transplantation is unique to NurOwn, making it the first-of-its-kind for treating neurodegenerative diseases.

The specialized cells secrete neurotrophic factors for:

▪	Protection of existing motor neurons;

▪	Promotion of motor neuron growth; and

▪	Re-establishment of nerve-muscle interaction.

Autologous (“Self-transplantation”)

The NurOwn approach is autologous, or self-transplanted, using the patient’s own stem cells. It is considered safe, with no risk of rejection and no need for treatment with immunosuppressive agents, which can cause severe and/or long-term side effects. In addition, it is free of controversy associated with the use of embryonic stem cells in some countries.

Transplantation site and method

Intrathecal transplantation consists of injection with a standard lumbar puncture; there is no need for a laminectomy - an invasive, orthopedic spine operation to remove a portion of the vertebral bone, as required by other technologies. Intramuscular transplantation is performed via a standard injection procedure as well.

Clinical Indication I: ALS (current) – Based on the fast-track approval of the Israeli MoH, we are currently conducting a Phase IIa dose-escalating trial to evaluate safety and preliminary efficacy of NurOwn in ALS patients. Pending submission of an IND application to the FDA and subsequent approval, we are planning to launch a Phase II clinical trial in the USA in mid-2013. Following the successful completion of these, we hope to progress to repeat dosing and Phase III trials.

Clinical Indication II: MS (future) – Based on positive proof-of-concept results obtained at Tel Aviv University with MSC-NTF cells for MS, we are currently conducting pre-clinical studies for this disease.

History

The Company was incorporated under the laws of the State of Washington on September 22, 2000, under the name Wizbang Technologies, Inc. and acquired the right to market and sell a digital data recorder product line in certain states in the U.S. Subsequently, the Company changed its name to Golden Hand Resources Inc. On July 8, 2004, the Company entered into the licensing agreement with Ramot to acquire certain stem cell technology and decided to discontinue all activities related to the sales of the digital data recorder product. In November 2004, the Company changed its name from Golden Hand Resources Inc. to Brainstorm Cell Therapeutics Inc. to better reflect its new line of business in development of novel cell therapies for neurodegenerative diseases. On October 25, 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. in Israel. On December 18, 2006, the stockholders of the Company approved a proposal to change the state of incorporation of the Company from the State of Washington to the State of Delaware. The reincorporation was completed on December 21, 2006 through the merger of the Company into a newly formed, wholly-owned Delaware subsidiary of Brainstorm, also named Brainstorm Cell Therapeutics Inc. On February 19, 2013, the Israeli Subsidiary formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics UK Ltd. in the United Kingdom.

Other Recent Developments

Public Offering

On July 17, 2012, we raised approximately $5.7 million through a public offering (“Public Offering”) of our common stock. We issued a total of 19,818,968 shares of our common stock at $0.29 per share and 14,864,228 warrants to purchase 0.75 shares of common stock for every share purchased in the Public Offering, at an exercise price of $0.29 per share. The warrants are exercisable until the 30 month anniversary of the date of issuance. After deducting closing costs and fees, we received net proceeds of approximately $5 million.

MS Pre-Clinical Trials

Based on positive proof-of-concept results obtained at Tel Aviv University with MSC-NTF cells for MS, we are currently conducting pre-clinical studies for this disease.

Governmental Grants

In September 2011, we received notice from the Israeli Office of the Chief Scientist (“OCS”) of its commitment to grant the Company approximately $1.1 million in accordance with OCS guidelines. As of February 5, 2013, approximately $450,000 has been received. We are obligated to pay royalties to the OCS, amounting to 3% to 3.5% of revenues derived from sales of the products funded with the OCS grant, up to an amount equal to 100% of the grant received.

In December 2012, the OCS awarded us a 3 million NIS (approximately U.S. $786,000) grant for the fiscal year ending December 31, 2013.

Collaboration with Octane Biotech

In December 2012, we signed an agreement with Octane Biotech of Kingston, Ontario, to jointly develop a proprietary bioreactor for production of its NurOwn cell therapy candidate. The customized bioreactor will enable us to optimize our NurOwn production process, significantly increasing our production capabilities by using a single clean room for multiple patients, reducing costs and time. The 3-year collaborative project with a total budget of 1,365,000 Canadian dollars, is being supported by the Canada Israel Industrial Research and Development Foundation. The Israeli OCS has confirmed its participation of 530,000 NIS (approximately U.S. $141,000) for the first year, which comprises 50% of the Company’s budget of 1,060,000 NIS (approximately U.S. $282,000) for that period. The collaborative project is currently underway.

Development of Cryopreservation Method

In our fourth quarter of 2012, we announced the development of a proprietary method for cryopreservation, or freezing, of cells, which will enable long-term storage, and production of repeat patient doses of NurOwn without the need for additional bone marrow aspirations. We believe that cryopreservation will enable us to create a personalized NurOwn stem cell bank for each patient, for ongoing, repeat treatments.

Our efforts are currently directed at:

▪	Conducting a Phase IIa dose-escalating clinical trial with 12 ALS patients in Israel;

▪	Submitting an IND to the FDA;

▪	Initiating a Phase II ALS clinical trial in the United States;

▪	Collaborating with Octane Biotech on development of a customized NurOwn bioreactor; and

▪	Completing pre-clinical studies on MS.

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

Approximately 5,600 people in the U.S. are diagnosed with ALS each year. It is estimated that as many as 30,000 Americans and 100,000 people across the western world may have the disease at any given time. Estimated annual treatment costs for advanced stage patients can be as high as $200,000, representing an aggregate direct cost to the healthcare system of more than $6 billion per year (Source: Alliance for Regenerative Medicine).

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

Multiple Sclerosis (MS)

MS is a chronic neurodegenerative disorder that affects the brain and spinal cord - the central nervous system. Nerve cells are normally insulated with a protective layer called myelin, which allows nerve signals to travel properly. In MS, the myelin is destroyed (demyelination), causing loss of function of the nerve cells and disrupting transmission of brain messages to various parts of the body. While generally thought to be an autoimmune disease, the exact cause of MS is unknown.

There are currently over 2.5 million people with MS worldwide, with roughly 800,000 of these in the U.S. and Europe. 10,000 new cases are diagnosed annually in the U.S., with the majority of these in women between the ages of 20 and 50. Annual treatment costs for MS can be as much as $30,000 a year per patient.

Description

MS can cause blurred vision, slurred speech, tremors, numbness, extreme fatigue, and problems with memory and concentration. Most MS patients experience muscle weakness in their extremities and difficulty with coordination and balance.  These symptoms may be severe enough to impair walking or even standing. In the worst cases, MS can produce partial or complete paralysis.  MS is not considered a fatal disease, as the vast majority of people with MS live a normal life-span. But the unpredictability of the disease can present many challenges, including the possibility of facing increasing limitations.

Most people experience their first symptoms of MS between the ages of 20 and 40. At least two to three times more women than men have been diagnosed with MS. MS occurs in most ethnic groups, including African-Americans, Asians and Latinos, but is more common in Caucasians of northern European ancestry.

Current Treatments

Treatment of MS generally falls into two categories: those that address symptom management, and those that change the course of the disease by modifying the number and severity of attacks and the progression of disability. Of the six FDA-approved, disease modifying treatments introduced since 1993, three are interferon-beta based, two are immunomodulators, and one is an immunosuppressant.

While disease-modifying treatments reduce the progression rate of the disease, they do not stop it. As multiple sclerosis progresses, the symptomatology tends to increase. Therefore, MS treatment management should also include symptomatic treatments as well as rehabilitative and psychological approaches such as physical therapy, speech therapy, occupational therapy, support groups, an exercise program, a healthy lifestyle, good nutrition, rest and relaxation.

The variable clinical presentation of MS and the lack of established diagnostic laboratory tests lead to delays in diagnosis and the impossibility of predicting diagnosis. New diagnostic methods are being investigated as well as biomarkers for monitoring disease activity.

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

Over 6.3 million people worldwide suffer from PD, of whom about one million are in the United States. In over 85% of cases, PD occurs in people over the age of 65. Prevalence of PD is increasing in line with the general aging of the population. We believe the markets for pharmaceutical treatments for PD have a combined value of approximately $3.754 billion per year. However, these costs are dwarfed when compared to the total economic burden of the disease, which has been estimated by the National Institute of Neurological Disease to exceed $6 billion annually in the U.S. alone, including costs of medical treatment, caring, facilities and other services, as well as loss of productivity of both patients and caregivers.

Description

The classic symptoms of PD are shaking (tremor), stiff muscles (rigidity) and slow movement (Bradykinesia). A person with fully developed PD may also have a stooped posture, a blank stare or fixed facial expression, speech problems and difficulties with balance or walking. Although highly debilitating, the disease is not life threatening and an average patient’s life span is approximately 20 years.

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

Prescription drugs to treat PD currently generate sales of over $3.351 billion worldwide and the market is expected to grow to approximately $3.754 billion by 2015, driven by the increase in size of the elderly population and the introduction of new PD therapies that carry a higher price tag than the generic levodopa.

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

In addition to the symptomatic drug development approaches, there is an intense effort to develop cell and gene therapeutic “curative” approaches to restore the neural function in patients with PD, by (i) replacing the dysfunctional cells with dopamine producing cell transplant, or by (ii) providing growth factors and proteins, such as GDNF, that can maintain or preserve the patient’s remaining dopaminergic cells, protecting them from further degeneration. Preclinical evaluation of cell therapeutic approaches based on transplantation of dopaminergic neurons differentiated in-vitro from ESC, have been successful in ameliorating the Parkinsonian behavior of animal models, as has direct gene therapy with vectors harboring the GDNF gene. However, these approaches are limited, in the first case, by the safety and ethical considerations associated with use of ESC, and, in the second case, by the safety risks inherent to gene therapy.

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

Company Business Strategy

Our primary efforts are currently focused on advancing the NurOwn clinical development program, with the goal of obtaining FDA regulatory approval for treatment of ALS patients. The following roadmap describes the clinical trials that we anticipate will be required in order to reach this goal:

▪	Phase IIa dose-escalating safety and preliminary efficacy clinical trial in Israel;
▪	Phase II ALS safety and preliminary efficacy clinical trial in the United States; and
▪	Phase II/III repeat dose clinical efficacy trial in the United States.

Given the Orphan Drug Status of NurOwn, we anticipate that the regulatory process will be expedited.

Additional strategic goals of the Company:

▪	Development of a customized NurOwn bioreactor for optimization and scale-up of NurOwn production;
▪	Development of additional clinical indications, i.e. MS; and
▪	Pursuing strategic partnerships with pharmaceutical companies as we progress towards advanced clinical development and commercialization.

Company Business Model

Our commercialization strategy calls for NurOwn to be adopted by medical centers throughout the United States and Europe. Aiming to restrict access to our proprietary technology, we will establish and maintain fully-equipped cGMP certified Cell-Processing Centers in strategic locations to support NurOwn production and distribution over the broadest geographic area. Each Cell-Processing Center would receive an initial tissue sample of the patient, harvested at a medical center. The patient’s MSC cells would be isolated and expanded, in order to produce an initial dose of NurOwn cells. A master cell bank for each individual patient would be maintained for production of subsequent, future NurOwn doses on a long-term basis. These doses would be produced as needed and transported to the medical centers, where they would then be transplanted back into the patient.

We will seek cooperation with a major strategic partner as we progress towards advanced clinical development and commercialization.

We believe there is a substantial market opportunity and cooperation with strategic partners that would facilitate a more rapid and broad market penetration, by leveraging the partner’s market credibility and the proven ability to provide service and support across a large and geographically spread target market. Such partners will also have established distribution channels and the ability to gain relatively fast access to the target markets.

Potential strategic partners include major pharmaceutical companies seeking new product opportunities in the neurodegenerative disease area.

We cannot guarantee that we will succeed in finding strategic partners that are willing to enter into collaborations for our potential products at the appropriate stage of development, on economic terms that are attractive to us or at all.

Our business model calls for significant investments in research and development. Our research and development expenditures (i) in 2011 (before participation by the OCS) were $2,077,000, which included $316,000 in stock-based compensation and (ii) in 2010 (before participation by the OCS) were $1,385,000, which included $325,000 in stock-based compensation.

Intellectual Property

Patents:

We have filed for patents in (1) the United States; (2) Europe; (3) Israel; and (4) Hong Kong, resulting in the following:

In the United States, we co-own, with Ramot, pending patent application no. 12/994,761, filed on November 25, 2010, entitled “Mesenchymal Stem Cells for the Treatment of CNS Diseases.”

In Europe, we co-own, with Ramot, pending patent application no. 09754337.5, filed on May 26, 2009, entitled “Mesenchymal Stem Cells for the Treatment of CNS Diseases.”

In Israel, we co-own, with Ramot, pending patent application no. 209604, filed on May 26, 2009, entitled “Mesenchymal Stem Cells for the Treatment of CNS Diseases.”

In Hong Kong, we co-own, with Ramot, pending patent application no. 11107062.5, filed on May 26, 2009, entitled “Mesenchymal Stem Cells for the Treatment of CNS Diseases.”

We have also taken a license to several patents and patent applications from Ramot, resulting in the following:

We are a licensee of United States patent application no. 11/130,197, filed May 17, 2005, entitled “Methods, nucleic acid constructs and cells for treating neurodegenerative disorders.”

We are a licensee of European patent application no. 06766101.7, filed on June 18, 2006, entitled “Isolated Cells and Populations Comprising Same for the Treatment of CNS Diseases.”

We are a licensee of European patent application no. 11000994.1, filed on June 18, 2006, entitled “Isolated Cells and Populations Comprising Same for the Treatment of CNS Diseases.”

We are a licensee of Hong Kong patent application no. 12112468.4, filed on June 18, 2006, entitled “Isolated Cells and Populations Comprising Same for the Treatment of CNS Diseases.”

We are a licensee of United States patent application no. 11/727,583, filed on March 27, 2007, entitled “Isolated Cells and Populations Comprising Same for the Treatment of CNS Diseases.”

We are the sole owners of United States Provisional patent application 61/679,822, filed August 6, 2012, entitled "Methods of Generating Mesenchymal Stem Cells Which Secrete Neurotrophic Factors.”

Trademarks:

We own a pending United States application to register the trademark NUROWN (application no. 85154891, filed October 18, 2010) for use in connection with “compositions of cells derived from stem cells for medical purposes; stem cells for medical purposes.” The application was filed based on an intent-to-use the mark, but has not matured to registration yet.

The patent applications, as well as relevant know-how and research results are licensed from Ramot. We intend to work with Ramot to protect and enhance our mutual intellectual property rights by filing continuations and divisional patent applications. New discoveries arising in the course of research and development within the Company will be patented by us independently.

Research and License Agreement with Ramot

On July 8, 2004, we entered into a Research and License Agreement (the “Original Ramot Agreement”) with Ramot, the technology licensing company of Tel Aviv University, which agreement was amended on March 30, 2006 by the Amended Research and License Agreement (described below). Under the terms of the Original Ramot Agreement, Ramot granted to us a license to (i) the know-how and patent applications on the above-mentioned stem cell technology developed by the team led by Prof. Melamed and Prof. Offen, and (ii) the results of further research to be performed by the same team on the development of the stem cell technology. Simultaneously with the execution of the Original Ramot Agreement, we entered into individual consulting agreements with Prof. Melamed and Prof. Offen pursuant to which all intellectual property developed by Prof. Melamed or Prof. Offen in the performance of services thereunder will be owned by Ramot and licensed to us under the Original Ramot Agreement.

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

On December 24, 2009, we entered into a Letter Agreement (the “Letter Agreement”) with Ramot, pursuant to which, among other things, Ramot agreed to: (i) release us from our obligation to fund three years of additional research (which would have totaled $1,140,000); and (ii) accept 1,120,000 shares of our common stock in lieu of $272,000 in past-due amounts. Pursuant to the Letter Agreement, we agreed, among other things, to: (i) reimburse Ramot for outstanding patent-related expenses; and (ii) abandon our rights in certain patents of Ramot in certain countries.

Through March 2011, Ramot sold the 1,120,000 shares of common stock of the Company for $235,000 and we paid the remaining $5,000 due to Ramot. There is no additional liability owed to Ramot.

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

Government Regulations and Supervision

Once fully developed, we intend to market our bone marrow derived differentiated neurothrophic-factor secreting cell products, NurOwn, for autologous transplantation in patients by neurosurgeons in medical facilities in the U.S., Europe, Japan and the Pacific Rim. Accordingly, we believe our research and development activities and the manufacturing and marketing of our technology are subject to the laws and regulations of governmental authorities in the United States and other countries in which our technology and products will be marketed. Specifically, in the U.S., the FDA, among other agencies, regulates new biological product approvals (“BLA”) to establish safety and efficacy, as well as appropriate production of these products. Governments in other countries have similar requirements for testing and marketing.

As we are currently in the research and development stage of our technology and NurOwn cell product, we have initiated the process of seeking regulatory approval from the FDA. We have retained/recruited expert regulatory consultants and employees to assist us in our approaches to the FDA. In our efforts to obtain regulatory approval, we have had a successful pre-IND meeting with the FDA. We are also engaging a regulatory consultant to assist us with the regulatory authorities in Israel.

In February 2011, the FDA granted Orphan Drug designation to our NurOwn autologous adult stem cell product candidate for the treatment of ALS. Orphan Drug status entitles us to seven years of marketing exclusivity for NurOwn upon regulatory approval, as well as the opportunity to apply for grant funding from the FDA of up to $400,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA's application user fee.

In January 2013, the European Medicine Agency (“EMA”) Committee for Advanced Therapies, classified NurOwn as an Advanced Therapy Medicinal Product.

In January 2013, we also submitted an application for Orphan Medicinal Product Designation for our NurOwn cell product to the EMA. A reply is expected in May 2013.

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

Although there can be no assurance that the FDA will not choose to change its regulations, current regulation proposes that cell products which are manipulated, allogeneic, or as in our case, autologous but intended for a different purpose than the natural source cells (NurOwn are bone marrow derived and are intended for transplantation into the spinal cord, brain or into the muscles) must be regulated through a “tiered approach intended to regulate human cellular and tissue based products only to the extent necessary to protect public health”. Thus the FDA requires: (i) preclinical laboratory and animal testing; (ii) submission of an IND exemption which must be in effect prior to the initiation of human clinical studies; (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use; (iv) submission to the FDA of a BLA; and (v) review and approval of the BLA as well as inspections of the manufacturing facility for GMP compliance, prior to commercial marketing of the product.

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

Phase II involves studies in a small number of patients to explore the efficacy of the product, to ascertain dose tolerance and the optimal dose range and to gather additional data relating to safety and potential adverse effects. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, multi-center Phase III studies are initiated to establish safety and efficacy in an expanded patient population and multiple clinical study sites. The FDA reviews both the clinical plans and the results of the trials and may request an applicant to discontinue the trials at any time if there are significant safety issues.

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

Competition

We face significant competition in our efforts to develop our products and services, including: (i) cell therapies competing with NurOwn and its applications and (ii) other treatments or procedures to cure or slow the effects of ALS, PD and other neurodegenerative diseases. There are a number of companies developing cell therapies for ALS, among them are companies that are involved in the controversial fetal cell transplant or ESC-derived cell therapy, as well as companies developing adult stem cells. Other companies are developing traditional chemical compounds, new biological drugs, cloned human proteins and other treatments, which are likely to impact the markets, which we intend to target. We believe that as an autologous bone marrow derived product that has shown proof of concept in-vitro and in animal studies, as well as clinical safety and possible indications of clinical benefit in a Phase I/II clinical trial in 12 ALS patients, NurOwn has a first mover advantage in the adult stem cell space and such space has competitive advantages over the fetal cell or ESC-derived cell space as it has a long safety record and does not have the same ethical limitations.

Employees

We currently have 17 scientific and administrative employees, 15 of whom are full-time. None of our employees is represented by a labor union and we believe that we have good relationships with our employees.

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

As a development stage company, we are in the early stages of executing our business plan. We had no revenues for the fiscal years ended December 31, 2012 or December 31, 2011. Our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. We are currently in the process of introducing the Company to strategic partners. In the upcoming three years, the Company will focus on clinical trials. We are unable at this time to foresee when we will generate revenues from strategic partnerships or otherwise. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have an adverse impact on our working capital, total assets and stockholders’ equity, and we may never achieve profitability.

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

Except for bone marrow transplants for neoplastic disease, the field of stem cell therapy remains largely untested in the clinical setting. Our intended cell therapeutic treatment methods for ALS involve a new approach that has not yet been proven to work in humans. We are currently conducting Phase I/II clinical trials for ALS, which, together with other stem cell therapies, may ultimately prove ineffective in treatment of human diseases. If we cannot successfully implement our NurOwn stem cell therapy in human testing, we would need to change our business strategy and we may be forced to change our operations.

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

The completion of the clinical testing of our product candidates and the obtaining of required approvals are expected to take several years and require the expenditure of substantial resources. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent regulatory approval and/or commercialization of our product candidates, including the following:

•	The FDA or similar foreign regulatory authorities may find that our product candidates are not sufficiently safe or effective or may find our processes or facilities unsatisfactory;

•	Officials at the MoH, the FDA or similar foreign regulatory authorities may interpret data from preclinical studies and clinical trials differently than we do;

•	Our clinical trials may produce negative or inconclusive results or may not meet the level of statistical significance required by the MoH, the FDA or other regulatory authorities, and we may decide, or regulators may require us, to conduct additional preclinical studies and/or clinical trials or to abandon one or more of our development programs;

•	The MoH, the FDA or similar foreign regulatory authorities may change their approval policies or adopt new regulations;

•	There may be delays or failure in obtaining approval of our clinical trial protocols from the MoH, the FDA or other regulatory authorities or obtaining institutional review board approvals or government approvals to conduct clinical trials at prospective sites;

•	We, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks or undesirable side effects;

•	We may experience difficulties in managing multiple clinical sites;

•	Enrollment in our clinical trials for our product candidates may occur more slowly than we anticipate, or we may experience high drop-out rates of subjects in our clinical trials, resulting in significant delays; and

•	We may be unable to manufacture or obtain from third party manufacturers sufficient quantities of our product candidates for use in clinical trials.

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

If Ramot is unable to obtain patents on the patent applications and technology licensed to our Israeli Subsidiary or if patents are obtained but do not provide meaningful protection, we may not be able to successfully market our proposed products.

We rely upon the patent application filed by Ramot and the license granted to us and our Israeli Subsidiary by Ramot under the Research and License Agreement (the “Original Ramot Agreement”), dated as of July 8, 2004, with Ramot, the technology licensing company of Tel Aviv University. We agreed under the Original Ramot Agreement that Ramot, in consultation with us, is responsible for obtaining patent protection for technology owned by Ramot and licensed to us. No assurance can be given that any of our pending or future patent applications will be approved, that the scope of any patent protection granted will exclude competitors or provide us with competitive advantages, that any of the patents that may be issued to us will be held valid if subsequently challenged, or that other parties will not claim rights to or ownership of our patents or other proprietary rights that we hold. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or products or design around any patents that have been or may be issued to us or any future licensors. Since patent applications in the United States and in Europe are not disclosed until applications are published, there can be no assurance that others did not first file applications for products covered by our pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others. Also, we have abandoned our rights to certain patents of Ramot in certain countries in connection with the Letter Agreement by and between us and Ramot dated December 24, 2009, which may limit our ability to fully market our proposed products.

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

We may be subject to costly litigation in the event our technology is claimed to infringe upon the proprietary rights of others. Third parties may have, or may eventually be issued, patents that would be infringed by our technology. Any of these third parties could make a claim of infringement against us with respect to our technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Litigation and patent interference proceedings could result in substantial expense to us and significant diversion of efforts by our technical and management personnel. An adverse determination in any such proceeding or in patent litigation could subject us to significant liabilities to third parties or require us to seek licenses from third parties. Such licenses may not be available on acceptable terms or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from commercializing our products, which would have a material adverse effect on our business, results of operations and financial condition.

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

There is no guarantee that our shares will be listed on the NASDAQ Capital Market.

We have applied for listing of our common stock on the NASDAQ Capital Market. Such listing, however, is not guaranteed. If the application is not approved, our common stock will continue to be traded on the OTCQB Bulletin Board subject to continued compliance with the OTCQB Bulletin Board's requirements for continued quotation. Even if such listing is approved, we may not be able to meet the requirements for continued listing, and there may not be any broker interested in making a market for our stock. Therefore, it may be difficult to sell your shares of common stock if you desire or need to sell them. It is possible that an active and liquid trading market in our securities may never develop or, if one does develop, there is no assurance that the market will continue.

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

ACCBT Corp. holds equity participation rights and other rights that could affect our ability to raise funds.

Pursuant to the subscription agreement with ACCBT Corp., a company under the control of Mr. Chaim Lebovits, our President, we granted ACCBT Corp. the right to acquire additional shares of our common stock whenever we issue additional shares of common stock or other securities of the Company, or options or rights to purchase shares of the Company or other securities directly or indirectly convertible into or exercisable for shares of the Company (including shares of any newly created class or series). This participation right could limit our ability to enter into equity financings and to raise funds from third parties. ACCBT Corp. is entitled to purchase its pro rata share of any additional securities we offer, so that its percentage ownership of the Company remains the same after any such issuance of additional securities. Such additional securities will be offered to ACCBT Corp. at the same price and on the same terms as the other investors in the transaction. ACCBT Corp. will have 30 days from the date of our notice to ACCBT Corp. of any intended transaction, to decide whether it wishes to exercise its participation rights in the transaction. We also are prohibited from taking certain corporate actions without the consent of ACCBT Corp., including issuing shares, acquiring or divesting assets and making payment of cash compensation over $60,000 per year. Further, ACCBT Corp. also has the right to appoint a majority of our Board of Directors. In connection with the subscription agreement, we entered into a registration rights agreement with ACCBT Corp. pursuant to which we granted piggyback registration rights to ACCBT Corp. In addition, we issued ACCBT warrants to purchase up to 30,250,000 shares of common stock, of which 30,250,000 warrants are presently outstanding. The outstanding warrants contain full-ratchet anti-dilution provisions and cashless exercise provisions, which permit the cashless exercise of up to 50% of the underlying shares of common stock, and 10,083,333 of such warrants have an exercise price of $0.20 and the remainder have an exercise price of $0.29. ACCBT has waived its participation rights, registration rights and anti-dilution rights with respect to issuances that were made prior to the date hereof.

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

Our common stock is currently listed on the OTC Markets Group, an over-the-counter electronic quotation service. We anticipate the trading price of our common stock may continue to be below $5.00 per share. As a result of this price level, trading in our common stock would be subject to the requirements of certain “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any equity security not listed on either a securities exchange or NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations or prevent fraud, and investor confidence and the market price of our common stock may be materially and adversely affected.

As a public company in the United States, we are subject to the reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required under Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules requiring every public company to include a report of management on the effectiveness of such company’s internal control over financial reporting in its annual report. Our consolidated financial statements for the year ended December 31, 2012 provided that our management has performed an evaluation of the effectiveness of our disclosure controls and internal control over financial reporting for the periods covered by Forms 10-K and 10-Q, and concluded that our disclosure controls and procedures were not effective as of December 31, 2012 as a result of the material weaknesses in our internal control over financial reporting. The material weaknesses identified in our internal control over financial reporting are related to both the inadequate supervisory review structure and insufficient personnel with appropriate levels of accounting knowledge and experience to address the high volume of U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. In response to the material weaknesses described above, we plan to develop and take several measures designed to remediate the material weaknesses in our internal control over financial reporting. The measures we intend to take in the future may not be sufficient to remediate the material weaknesses noted by our management and our independent registered public accounting firm and to avoid potential future material weaknesses. We may require more resources and incur more costs than currently expected to remediate our identified material weaknesses or any additional significant deficiencies or material weaknesses that may be identified, which may adversely affect our results of operations. If either of the material weaknesses is not remedied or recurs, or if we identify additional weaknesses or fail to timely and successfully implement new or improved controls, our ability to assure timely and accurate financial reporting may be adversely affected, and we could suffer a loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the trading price of our shares of common stock, result in lawsuits being filed against us by our shareholders, or otherwise harm our reputation. In addition, our auditor is not required to attest to the effectiveness of our internal controls over financial reporting due to our status of qualifying as a small reporting company. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our share price.

Delaware law could discourage a change in control, or an acquisition of us by a third party, even if the acquisition would be favorable to you, and thereby adversely affect existing stockholders.

The Delaware General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of stockholders. Delaware law imposes conditions on certain business combination transactions with “interested stockholders.” These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our executive offices are located in premises at 605 Third Avenue, 34th Floor, New York, NY 10158.

On December 1, 2004, our Israeli subsidiary, Brainstorm Cell Therapeutics Ltd., entered into a lease agreement for the lease of premises in 12 Basel Street, Petach Tikva, Israel, which include approximately 600 square meters of office and laboratory space. The original term of the lease was 36 months, commencing on April 1, 2005, with two options to extend: one for an additional 24 months (the “First Option”); and one for an additional 36 months (the “Second Option”). We are currently in the Second Option period, which will expire on March 31, 2013, and rent is paid on a quarterly basis in the amount of NIS 32,200 (approximately U.S. $8,600) per month.

On November 11, 2012, the Israeli Subsidiary extended the lease agreement by five more years, through March 31, 2018. After three years, we will have the right to cancel the agreement with 6 months’ notice. The monthly rent will increase by 5% in April 2013.

We expanded our Petach Tikva facility in 2008 to include an animal research facility.

As part of the clinical trials with Hadassah, we pay $67,000 per month for rental and operation of two clean room facilities at Hadassah facilities in Jerusalem.

We believe that the current office and laboratory space is adequate to meet our needs or will be available in the U.S. to meet the needs of U.S. clinical trials.

Item 3.	LEGAL PROCEEDINGS

On April 17, 2008, Chapman, Spira & Carson, LLC (“CSC”) filed a breach of contract complaint in the Supreme Court of the State of New York (the “Court”) against the Company. The complaint alleged that the Company improperly terminated its contract with CSC. The complaint sought, among other things, the following relief: (i) 400,000 shares of the common stock of the Company and (ii) warrants to purchase 250,000 shares of the common stock of the Company at an exercise price of $0.30 per share. Further, the complaint alleged that CSC performed its obligations under the contract and suffered compensatory damages in an amount up to approximately $672,500.

On October 24, 2012, the Company reached an understanding with CSC according to which the Company will pay CSC $125,000 in full satisfaction of CSC’s claims against the Company, out of which $80,000 has already been paid to CSC and a $45,000 accrual was included in the financial statements accordingly.

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

Not applicable.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently traded on the OTCQB under the symbol “BCLI”. The following table contains information about the range of high and low sales prices for our common stock based upon reports of transactions on the OTCQB.

Quarter Ended	High	Low

December 31, 2012	$0.27	$0.17
September 30, 2012	$0.38	$0.21
June 30, 2012	$0.30	$0.21
March 31, 2012	$0.34	$0.20
December 31, 2011	$0.40	$0.20
September 30, 2011	$0.56	$0.27
June 30, 2011	$0.60	$0.25
March 31, 2011	$0.43	$0.18

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

Dividends

We have not paid or declared any cash or other dividends on our common stock within the last two fiscal years. Any future determination as to the payment of dividends will depend upon our results of operations, and on our capital requirements, financial condition and other factors relevant at the time.

Record Holders

As of March 11, 2013, there were approximately 68 holders of record of our common stock.

Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized under the plans is included in Item 12 below.

Recent Sales of Unregistered Securities

On January 16, 2013, we issued 72,000 and 144,000 shares of common stock to Dani Offen and Eldad Melamed, respectively, for consulting services. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

On February 4, 2013, we issued 126,111 shares of common stock to Aaron Lasry in accordance with a settlement agreement with Mr. Lasry. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

On February 7, 2013, we issued 833,334 shares of common stock at a purchase price of $0.30 per share (for a total purchase price of $250,000) and a 32-month warrant to purchase up to 833,334 shares of our common stock with an exercise price equal to $0.50 per share to E.E.B Investments and Holdings (2009) Ltd. and pursuant to a Securities Purchase Agreement with E.E.B Investments and Holdings (2009) Ltd. dated February 7, 2013. These securities were issued without registration pursuant to the exemption afforded by Regulation S promulgated under the Securities Act. No underwriters were involved with the issuance of these securities and no commissions were paid in connection with this transaction.

Item 6.	SELECTED FINANCIAL DATA

Not required.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We are a biotechnology company developing innovative adult stem cell therapies for highly debilitating neurodegenerative disorders such as ALS, MS, and PD. These devastating diseases have limited treatment options and as such represent highly unmet medical needs.

NurOwn, our proprietary process for the propagation of MSC and their differentiation into NTF secreting cells (MSC-NTF), and their transplantation at, or near, the site of damage, offers the hope of overcoming neurodegenerative diseases.

Our approach is considered safe based on our use of autologous cells, which are free of the risk of rejection and tumor formation. It is also free of the controversy associated with the use of embryonic stem cells in some countries.

Our core technology was developed in collaboration with prominent neurologist Prof. Eldad Melamed, former head of Neurology of the Rabin Medical Center and member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research, and expert cell biologist Prof. Daniel Offen of the Felsenstein Medical Research Center of Tel Aviv University.

Our Israeli Subsidiary holds rights to commercialize the technology, through a licensing agreement with Ramot, the technology transfer company of Tel Aviv University, Israel.

On February 17, 2010, our Israeli Subsidiary entered into the Clinical Trial Agreement with Hadassah. Under the Clinical Trial Agreement, Hadassah and our personnel agreed to conduct a clinical trial to evaluate the safety and tolerability of our NurOwn cells in patients with ALS, in accordance with a protocol developed jointly by us and Hadassah.

In February 2011, the FDA granted Orphan Drug designation to NurOwn, our autologous adult stem cell product candidate for the treatment of ALS.

In June 2011, we initiated a Phase I/II clinical trial for the treatment of ALS with NurOwn at HUMC, after receiving approval from the Israeli MoH.

In July 2011, we entered into a Memorandum of Understanding with Massachusetts General Hospital and the University of Massachusetts Medical School in anticipation of applying for FDA approval to begin ALS human clinical trials in the United States. Pending submission of an IND application to the FDA and subsequent approval, we are planning to launch a Phase II clinical trial at these institutions in mid-2013.

In July 2012, we submitted an interim safety report to the MoH for the first 12 of 24 patients in the Phase I/II clinical trial. The report confirmed that our NurOwn therapy is safe, did not cause any adverse side effects, and some of the patients showed promising indications of clinical improvement.

In January 2013, the MoH approved acceleration to a Phase IIa combined treatment, dose-escalating trial, which we are currently conducting at HUMC. In this safety and preliminary efficacy trial, 12 early-stage ALS patients will receive both intramuscular and intrathecal injections of NurOwn cells in three cohorts with increasing doses. The patients will be followed for three to six months after transplantation.

In January 2013, we also announced that we had successfully completed a 12-week repeat dose toxicity study with our NurOwn cells in mice. These repeat doses were prepared from frozen cells, using a proprietary method recently developed by the Company. Our cryopreservation, or freezing, method will enable long-term storage, and production of repeat patient doses of NurOwn without the need for additional bone marrow aspirations. We believe that the positive data from the toxicity study in mice will support our efforts to obtain approval for a future repeat dose clinical study in ALS patients. The study was conducted at Harlan Israel’s laboratories, according to GLP standards of the FDA. The study protocol was approved by the Israeli MoH.

On February 21, 2013, the UK Subsidiary filed a request for Orphan Medicinal Product Designation by the EMA for our autologous bone marrow-derived mesenchymal stem cells secreting neurotropic factors.

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until December 31, 2012, the Company did not generate any revenues from operations. The Company does not expect to generate revenues from operations until 2013. In addition, the Company incurred operating costs and expenses of approximately $3,518,000 during the year ending December 31, 2012, and approximately $44,940,000 for the period from inception (September 22, 2000) through December 31, 2012. Operating expenses incurred since inception were approximately $18,751,000 for general and administrative expenses and $26,189,000 for research and development costs.

Research and Development, net

Research and development expenses, net for the year ended December 31, 2012 and 2011 were $1,770,000 and $1,689,000, respectively. In addition, our grant from The Office of the Chief Scientist increased by $530,000 to $918,000 for the year ended December 31, 2012 from $388,000 for the year ended December 31, 2011.

The increase in research and development expenses is primarily due to: (i) an increase of $500,000 in costs associated with the clinical trials, conducted in accordance with GMP in Hadassah, for an aggregate amount of $1,300,000 for the year ended December 31, 2012, compared to $800,000 for the year ended December 31, 2011; (ii) an increase of $180,000 in payroll costs due to recruitment of three additional employees to conduct the clinical trials; and (iii) an increase of $170,000 for consulting and travel costs. This increase was offset by: (i) a decrease in stock-based compensation expenses, of $240,000 in the year ended December 31, 2011 to $74,000 in the year ended December 31, 2012; and (ii) an increase of $530,000 in CSO grants from $388,000 in the year ended December 31, 2011 to $918,000 in the year ended December 31, 2012.

General and Administrative

General and administrative expenses for the years ended December 31, 2012 and 2011 were $1,748,000 and $2,205,000, respectively. The decrease in General and administrative expenses for the year ended December 31, 2012, is mainly due to a decrease of $530,000 in stock-based compensation expenses, from $1,075,000 in the year ended December 31, 2011 to $545,000 in the year ended December 31, 2012; this decrease was partially offset by an increase of $74,000 in payroll costs from $366,000 in the year ended December 31, 2011 to $440,000 in the year ended December 31, 2012.

Financial Expenses

Financial income for the year ended December 31, 2012 was $93,000 compared to financial expense of $151,000 for the year ended December 31, 2011.

The increase in financial income for the year ended December 31, 2012, is primarily due to a one-time $192,000 financial expense included in the year ended December 31, 2011, from conversion of debt to a subcontractor to our common stock. The issuance of stock to the subcontractor was in an amount that was lower than the amount owed to the supplier. The value of the amount issued was based on the per share price on the date of the grant. In addition, the increase in financial income is due to (i) an increase in financial income of $33,000 from conversion exchange, compared to $41,000 for the year ended December 31, 2011; and (ii) an interest receivable from a bank deposit in the amount of $19,000 (no such income was received in the year ended December 31, 2011).

Net Loss

Net loss for the year ended December 31, 2012 was $3,430,000, as compared to a net loss of $3,918,000 for the year ended December 31, 2011. Net loss per share for the year ended December 31, 2012 was $0.02, compared to net loss per share of $0.03 for the year ended December 31, 2011.

The decrease in the net loss for the year ended December 31, 2012 is due to (i) a decrease in stock-based compensation expenses, and (ii) an increase in CSO grants. This decrease was partially offset by an increase the progress of clinical trials conducted in GMP facilities in Hadassah.

The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the year ended December 31, 2012 was 137,596,391, compared to 120,117,724 for the year ended December 31, 2011.

The increase in the weighted average number of shares of common stock used in computing basic for the year ended December 31, 2012 was due to (i) the issuance of shares of common stock in a public offering in July 2012, as described in more detail below, (ii) the exercise of options and warrants, and (iii) the issuance of shares to service providers.

Liquidity and Capital Resources

We have financed our operations since inception primarily through public and private sales of our common stock and warrants and the issuance of convertible promissory notes. As of December 31, 2012, we had $4,874,000 in total current assets and $1,139,000 in total current liabilities.

Net cash used in operating activities was $2,935,000 for the year ended December 31, 2012. Cash used for operating activities in the year ended December 31, 2012 was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash used in investing activities was $2,840,000 for the year ended December 31, 2012.

Net cash provided by financing activities was $5,169,000 for the year ended December 31, 2012 and is primarily attributable to the Public Offering, as discussed below.

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

AS OF DECEMBER 31, 2012

U.S. DOLLARS IN THOUSANDS

(Except share data)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

U.S. DOLLARS IN THOUSANDS

(Except share data)

INDEX

Page

Report of Independent Registered Public Accounting Firm	37-38

Consolidated Balance Sheets	39

Consolidated Statements of Operations	40

Statements of Changes in Stockholders' Equity (Deficiency)	41-50

Consolidated Statements of Cash Flows	50

Notes to Consolidated Financial Statements	52-77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BRAINSTORM CELL THERAPEUTICS Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of BRAINSTORM CELL THERAPEUTICS Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statement of income, stockholders' equity (deficiency), and cash flows for each of the two years in the period ended December 31, 2012 and for the period from April 1, 2004 to December 31, 2012. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audits.

The financial statements for the period from April 1, 2004 through December 31, 2007, were audited by other auditors. The consolidated financial statements for the period from April 1, 2004 through December 31, 2007 included a net loss of $32,325,000. Our opinion on the consolidated statements of operations, changes in stockholders' deficiency and cash flows for the period from April 1, 2004 through December 31, 2012, insofar as it relates to amounts for prior periods through December 31, 2007, is based solely on the report of other auditors. The other auditors report dated April 13, 2008 expressed an unqualified opinion, and included an explanatory paragraph concerning an uncertainty about the Company's ability to continue as a going concern, and regarding the status of the Company research and development license agreement with Ramot.

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

In our opinion, based on our audits and the report of other auditor, such consolidated financial statements present fairly, in all material respects, the financial position of BRAINSTORM CELL THERAPEUTICS Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 and for the period from April 1, 2004 to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in development innovative stem cell therapeutic products based on technologies enabling the in-vitro differentiation of bone marrow stem cells into neural-like cells, based on the acquired technology and research to be conducted and funded by the Company as discussed in Note 1 to the financial statements. The Company's operating losses since inception through December 31, 2012 raise substantial doubts about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of' these uncertainties.

/s/ Brightman Almagor Zohar & Co.

Brightman Almagor Zohar & Co.

Certified Public Accountants

A Member Firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel

March 13, 2013

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	December 31,
	2 0 1 2	2 0 1 1
ASSETS	U.S. $ in thousands

Current Assets:
Cash and cash equivalents	1,317	1,923
Short-term deposit	2,769	-
Accounts receivable (Note 5)	742	312
Prepaid expenses	46	69
Total current assets	4,874	2,304

Long-Term Assets:
Prepaid expenses	17	17
Severance pay fund	172	109
Total long-term assets	189	126

Property And Equipment, Net (Note 6)	247	314

Total assets	5,310	2,744

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade payables	358	244
Accrued expenses	605	750
Other accounts payable	176	141
Total current liabilities	1,139	1,135

Accrued Severance Pay	189	121

Total liabilities	1,328	1,256

Stockholders' Equity:
Stock capital: (Note 8)	7	6
Common stock $0.00005 par value - Authorized: 800,000,000 shares at December 31, 2012 and December 31, 2011; Issued and outstanding: 150,085,035 and 126,444,309 shares
Additional paid-in-capital	51,483	45,560
Deficit accumulated during the development stage	(47,508)	(44,078)
Total stockholders' equity	3,982	1,488

Total liabilities and stockholders' Equity	5,310	2,744

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands

(Except share data)

	Year ended December 31,		Period from September 22, 2000 (inception date) through December 31,
	2 0 1 2	2 0 1 1	2 0 1 2(*)
	U.S. $ in thousands

Operating costs and expenses:

Research and development, net (Note 9)	1,770	1,689	26,189
General and administrative	1,748	2,205	18,751

Total operating costs and expenses	3,518	3,894	44,940

Financial expense (income), net	(93)	151	2,454
Other income	-	(132)	(132)

Operating loss	3,425	3,913	47,262

Taxes on income (Note 10)	5	5	82

Loss from continuing operations	3,430	3,918	47,344

Net loss from discontinued operations	-	-	164

Net loss	3,430	3,918	47,508

Basic and diluted net loss per share from continuing operations	0.02	0.03	-

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	137,596,391	120,117,724	-

(*) Out of which, $163, relating to the period from inception to March 31 2004, is unaudited.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands

(Except share data)

	Common stock		Additional paid-in	Deferred Stock - based	Deficit accumulated during the development	Total stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of September 22, 2000 (date of inception) (unaudited)	-	$-	$-	$-	$-	$-

Stock issued on September 22, 2000 for cash at $0.00188 per share	8,500,000	1	16	-	-	17
Stock issued on June 30, 2001 for cash at $0.0375 per share	1,600,000	*	60	-	-	60
Contribution of capital	-	-	8	-	-	8
Net loss	-	-	-	-	(17)	(17)

Balance as of March 31, 2001 (unaudited)	10,100,000	$1	$84	$-	$(17)	$68

Contribution of capital	-	-	11	-	-	11
Net loss	-	-	-	-	(26)	(26)

Balance as of March 31, 2002 (unaudited)	10,100,000	$1	$95	$-	$(43)	$53

Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(47)	(47)

Balance as of March 31, 2003 (unaudited)	10,100,000	$1	$110	$-	$(90)	$21

2-for-1 stock split	10,100,000	*	-	-	-	-
Stock issued on August 31, 2003 to purchase mineral option at $0.065 per share	100,000	*	6	-	-	6
Cancellation of shares granted to Company's President	(10,062,000)	*	*	-	-	-
Contribution of capital	-	*	15	-	-	15
Net loss	-	-	-	-	(73)	(73)

Balance as of March 31, 2004 (unaudited)	10,238,000	$1	$131	$-	$(163)	$(31)

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

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDER' EQUITY (DEFICIENCY)

U.S. dollars in thousands

(Except share data)

	Common stock		Additional paid-in	Deferred Stock - based	Deficit accumulated during the development	Total stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of March 31, 2005	20,867,808	$1	$25,101	$(5,395)	$(19,003)	$704

Stock issued on May 12, 2005 for private placement at $0.80 per share	186,875	*	149	-	-	149
Stock issued on July 27, 2005 for private placement at $0.60 per share	165,000	*	99	-	-	99
Stock issued on September 30, 2005 for private placement at $0.80 per share	312,500	*	225	-	-	225
Stock issued on December 7, 2005 for private placement at $0.80 per share	187,500	*	135	-	-	135
Forfeiture of options granted to employees	-	-	(3,363)	3,363	-	-
Deferred stock-based compensation related to shares and options granted to directors and employees	200,000	*	486	(486)	-	-
Amortization of deferred stock-based compensation related to options and shares granted to employees and directors	-	-	51	1,123	-	1,174
Stock-based compensation related to options and shares granted to service providers	934,904	*	662	-	-	662
Reclassification due to application of ASC 815-40-25	-	-	(7,906)			(7,906)
Beneficial conversion feature related to a convertible bridge loan	-	-	164	-	-	164
Net loss	-	-	-	-	(3,317)	(3,317)

Balance as of March 31, 2006	22,854,587	$1	$15,803	$(1,395)	$(22,320)	$(7,911)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands

(Except share data)

	Common stock		Additional paid-in	Deferred Stock - based	Deficit accumulated during the development	Total stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of March 31, 2006	22,854,587	$1	$15,803	$(1,395)	$(22,320)	$(7,911)

Elimination of deferred stock compensation due to implementation of ASC 718-10	-	-	(1,395)	1,395	-	-
Stock-based compensation related to shares and options granted to directors and employees	200,000	*	1,168	-	-	1,168
Reclassification due to application of ASC 815-40-25	-	-	7,191	-	-	7,191
Stock-based compensation related to options and shares granted to service providers	1,147,225	-	453	-	-	453
Warrants issued to convertible note holder	-	-	11	-	-	11
Warrants issued to loan holder	-	-	110	-	-	110
Beneficial conversion feature related to convertible bridge loans	-	-	1,086	-	-	1,086
Net loss	-	-	-	-	(3,924)	(3,924)

Balance as of December 31, 2006	24,201,812	$1	$24,427	$-	$(26,244)	$1,816)

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

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands

(Except share data)

	Common stock		Additional paid-in	Deferred Stock - based	Deficit accumulated during the development	Total stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2008	55,241,418	$3	$33,881	$-	$(35,960)	$(2,076)

Stock-based compensation related to options and stock granted to service providers	5,284,284	*	775	-		775
Stock-based compensation related to stock and options granted to directors and employees	-	-	409	-		409
Conversion of convertible loans	2,500,000	*	200	-		200
Exercise of warrants	3,366,783	*	-	-		-
Stock issued for amendment of private placement at $0.1818 per unit, net of finder's fee	9,916,667	1	-	-		1
Subscription of shares	-	-	729	-		729
Net loss	-	-	-	-	(1,781)	(1,781)

Balance as of December 31, 2009	76,309,152	$4	$35,994	$-	$(37,741)	$(1,743)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands

(Except share data)

	Common stock		Additional paid-in		Deferred Stock - based	Deficit accumulated during the development	Total stockholders' equity
	Number	Amount	capital		compensation	stage	(deficiency)

Balance as of December 31, 2009	76,309,152	$4	$35,994		$-	$(37,741)	$(1,743)

Stock-based compensation related to options and stock granted to service providers	443,333	*	96		-	-	96
Stock-based compensation related to stock and options granted to directors and employees	466,667	*	388		-	-	388
Stock issued for amendment of private placement	7,250,000	1	1,750		-	-	1,751
Conversion of convertible note	402,385	*	135		-	-	135
Conversion of convertible loans	1,016,109	*	189		-	-	189
Issuance of shares	2,475,000		400				400
Exercise of options	1,540,885	*	77		-	-	77
Exercise of warrants	3,929,446	*	11		-	-	11
Subscription of shares for private placement at $0.12 per unit			455		-	-	455
Conversion of trade payable to stock			201				201
Issuance of shares on account of previously subscribed shares	2,000,001	*	-		-	-	-
Net loss						(2,419)	(2,419)

Balance as of December 31, 2010	95,832,978	$5	39,696	$	$-	$(40,160)	$(459)

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands

(Except share data)

	Common stock		Additional paid-in	Deferred Stock - based	Deficit accumulated during the development	Total stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2011	126,444,309	$6	$45,560	$-	$(44,078)	$1,488

Stock-based compensation related to options and stock granted to service providers	794,423	-	195	-	-	195
Stock-based compensation related to stock and options granted to directors and employees	885,000	-	560	-	-	560
Exercise of options	1,182,606	(*)	137	-	-	137
Exercise of warrants	959,729	(*)	9	-	-	9
Issuance of shares for private placement	19,818,968	1	5,022		-	5,023
Net loss	-	-	-	-	(3,430)	(3,430)

Balance as of December 31, 2012	150,085,035	$7	$51,483	$-	$(47,508)	$3,982

(*) Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,		Period from September 22, 2000 (inception date) through December 31,
	2 0 1 2	2 0 1 1	2 0 1 2(*)
	U.S. $ in thousands

Cash flows from operating activities:
Net loss	$(3,430)	$(3,918)	$(47,508)
Less - loss for the period from discontinued operations	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	157	153	1,158
Severance pay, net	5	(23)	17
Accrued interest on loans	-	3	451
Amortization of discount on short-term loans	-	-	1,864
Change in fair value of options and warrants	-	-	(795)
Expenses related to shares and options granted to service providers	195	449	21,681
Stock-based compensation related to options granted to employees	560	1,135	7,381
Decrease (increase) in accounts receivable and prepaid expenses	(407)	105	(788)
Increase (decrease) in trade payables and convertible note	114	(63)	831
Increase (decrease) in other accounts payable and accrued expenses	(110)	(64)	1,287
Erosion of restricted cash	-	-	(6)
Net cash used in continuing operating activities	(2,916)	(2,223)	(14,263)
Net cash used in discontinued operating activities	-	-	(23)
Total net cash used in operating activities	(2,916)	(2,223)	(14,286)

Cash flows from investing activities:
Purchase of property and equipment	(90)	(48)	(1,223)
Restricted cash	-	-	6
Investment in short-term deposit	(2,769)	-	(2,769)
Investment in lease deposit	-	(16)	(17)
Net cash used in continuing investing activities	(2,859)	(64)	(4,003)
Net cash used in discontinued investing activities	-	-	(16)
Total net cash used in investing activities	(2,859)	(64)	(4,019)

Cash flows from financing activities:
Proceeds from issuance of Common stock, net	5,023	3,602	17,342
Proceeds from loans, notes and issuance of warrants, net		-	2,061
Credit from bank	-	-	-
Proceeds from exercise of warrants and options	146	515	777
Repayment of short-term loans	-	-	(601)
Net cash provided by continuing financing activities	5,169	4,117	19,579
Net cash provided by discontinued financing activities	-	-	43
Total net cash provided by financing activities	5,169	4,117	19,622

Increase (decrease) in cash and cash equivalents	(606)	1,830	1,317
Cash and cash equivalents at the beginning of the period	1,923	93	-
Cash and cash equivalents at end of the period	1,317 $	$1,923	$1,317

Non-cash financing activities:
Conversion of convertible loan and convertible note to shares Conversion of trade payable to Common Stock $ 84	-	140	-
Conversion of other accounts payable to Common Stock	-	$(24)	-
Conversion of a trade payable to Common Stock	-	$-	-

(*)	Out of the which, cash flows used in discontinued operating activities of $36, cash flows used in discontinued investing activities of $16 and cash flows provided in discontinued financing activities of $57, relating to the period from inception to March 31, 2004, is unaudited.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 1 - GENERAL:

A.	Brainstorm Cell Therapeutics Inc. (formerly: Golden Hand Resources Inc. - the "Company") was incorporated in the State of Washington on September 22, 2000.

B.	On May 21, 2004, the former major stockholders of the Company entered into a purchase agreement with a group of private investors, who purchased from the former major stockholders 6,880,000 shares of the then issued and outstanding 10,238,000 shares of Common Stock.

C.	On July 8, 2004, the Company entered into a licensing agreement with Ramot of Tel Aviv University Ltd. ("Ramot"), to acquire certain stem cell technology (see Note 3). Subsequent to this agreement, the Company decided to focus on the development of novel cell therapies for neurodegenerative diseases based on the acquired technology and research to be conducted and funded by the Company.

Following the licensing agreement dated July 8, 2004, the management of the Company decided to abandon all old activities related to the sale of the digital data recorder product. The discontinuation of this activity was accounted for under the provision of Statement of Financial Accounting Standard ASC 360-10, "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

F.	On September 17, 2006, the Company changed the Company's fiscal year-end from March 31 to December 31.

G.	In December 2006, the Company changed its state of incorporation from Washington to Delaware.

H.	Since its inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, acquiring assets and raising capital. In addition, the Company has not generated revenues. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7, "Accounting and reporting by development Stage Enterprises" ASC 915-10.

I.	In October 2010, the Israeli Ministry of Health (“MOH”) granted clearance for a Phase I/II clinical trial using the Company’s autologous NurOwn stem cell therapy in patients with amyotrophic lateral sclerosis (“ALS”), subject to some additional process specifications as well as completion of the sterility validation study for tests performed.

On February 23, 2011, the Company submitted, to the MOH, all the required documents. Following approval of the MOH, a Phase I/II clinical study for ALS patients using the Company’s autologous NurOwn stem cell therapy (the “Clinical Trial”) was initiated in June 2011.

J.	In February 2011, the U.S. Food and Drug Administration (“FDA”) granted orphan drug designation to the Company’s NurOwn autologous adult stem cell product for the treatment of ALS.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 1 - GENERAL (Cont.)

GOING CONCERN:

As reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2012, resulted in a net loss of $3,430. The Company’s balance sheet reflects an accumulated deficit of $47,508. These conditions, together with the fact that the Company is a development stage Company and has no revenues nor are revenues expected in the near future, raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital.

In 2009, the Company decided to focus only on the effort to commence clinical trials for ALS and such trials did commence in 2011.

In July 2012, the Company raised $4.9 million, net, in a public offering (See Note 8B (i)). However, there can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

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

Transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been re-measured to dollars in accordance with the provisions of ASC 830-10, "Foreign Currency Translation". All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

D.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, BCT. Intercompany balances and transactions have been eliminated upon consolidation.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

E.	Cash and cash equivalents:

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

The Company’s and BCT’s long-lived assets are reviewed for impairment in accordance with ASC 360-10, "Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During 2012 and 2011, no impairment losses were identified.

H.	Severance pay:

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

I.	Fair value of financial instruments:

The carrying values of cash and cash equivalents, deposits, accounts receivable and prepaid expenses, trade payables and other accounts payable approximate their fair value due to the short-term maturity of these instruments.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

J.	Accounting for stock-based compensation:

The Company applies ASC 718-10, "Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options under the Company's stock plans based on estimated fair values.

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

Basic net loss per share is computed based on the weighted average number of shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares outstanding during each year, plus the dilutive potential of the Common Stock considered outstanding during the year, in accordance with ASC 260-10, "Earnings per Share".

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the year ended December 31, 2012 and December 31, 2011, since all such securities have an anti-dilutive effect.

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

M.	Income taxes:

The Company and BCT accounts for income taxes utilizing the asset and liability method in accordance with ASC 740, “Income Taxes”. Current tax liabilities are recognized for the estimated taxes payable on tax returns for the current year. Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to temporary differences between the income tax bases of assets and liabilities and their reported amounts in the financial statements, and for tax loss carry forwards. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax laws, and deferred tax assets are reduced, if necessary, by the amount of tax benefits, the realization of which is not considered more likely than not based on available evidence.

ASC 740-10 requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

NOTE 3 - RESEARCH AND LICENSE AGREEMENT

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

On December 24, 2009, the Company and Ramot entered into a settlement agreement which amended the Research and License Agreement, as amended and restated pursuant to which, among other things, the following matters were agreed upon:

A.	Ramot released the Company from its obligation to fund the extended research period in the total amount of $1,140. Therefore, the Company reversed an amount in 2009, equal to $760, from it research and development expenses that were previously expensed.

B.	Past due amounts of $240 for the initial research period plus interest of $32 owed by the Company to Ramot was converted into 1,120,000 shares of common stock on December 30, 2009. Ramot was required to deposit the shares with a broker and only sell the shares in the open market after 185 days from the issuance date.
57

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 3 - RESEARCH AND LICENSE AGREEMENT (Cont.)

C.	In the event that the total proceeds generated by sales of the shares on December 31, 2010, together with the March 31, 2010 payment, were less than $240 on or prior to December 31, 2010, then on such date the Company would pay to Ramot the difference between the proceeds that Ramot has received from sales of the shares up to such date together with the September Payment (if any) that has been transferred to Ramot up to such date, and $240. Related compensation in the amount of $51 was recorded as research and development expenses.

In January 2011, Ramot sold an additional 167,530 shares of Common Stock of the Company, for $35, which finalized the sale of the 1,120,000 Common Stock of the Company granted to Ramot for $235. In February 2011, the Company paid the remaining $5 and finalized the balance due to Ramot according to the settlement agreement between the parties dated December 24, 2009.

NOTE 4 - CONSULTING AGREEMENTS

A.	On July 8, 2004, the Company entered into two consulting agreements with Prof. Eldad Melamed and Dr. Daniel Offen (together, the "Consultants"), under which the Consultants provide the Company scientific and medical consulting services in consideration for a monthly payment of $6 each. In addition, the Company granted each of the Consultants, a fully vested warrant to purchase 1,097,215 shares of Common Stock at an exercise price of $0.01 per share. The warrants issued pursuant to the agreement were issued to the Consultants effective as of November 4, 2004. Each of the warrants is exercisable for a seven-year period beginning on November 4, 2005. As of September 2010, all the above warrants had been exercised. In June 2012 an amendment was signed with Dr. Daniel Offen, according to which the company pays Daniel Offen a monthly payment of $6, out of which $3 in cash and $3 by grant of Company stock.

B.	On December 16, 2010, the Company approved a grant of 1,100,000 shares of the Company's Common Stock to the two Consultants, for services rendered through December 31, 2010. Related compensation in the amount of $220 was recorded as research and development expense. A sum of $487 was cancelled concurrently with the issuance of the 1,100,000 shares of Common Stock of the Company.

C.	On June 27, 2011, the Company approved an additional grant of 400,000 shares of the Company's Common Stock to Prof. Daniel Offen, for services rendered through December 31, 2009. Related compensation in the amount of $192 was recorded as research and development expense.

D.	On August 1, 2012, the Company approved an additional grant of 623,077 shares of the Company's Common Stock to the Consultants, for services rendered from January 1, 2011 through June 30, 2012. Related compensation in the amount of $162 was recorded as research and development expense.

E.	As of December 31, 2012, the Company has a total obligation of $57 for services rendered by the Consultants under the above-mentioned agreements.

F.	After the balance sheet date, on January 16, 2013, the Company granted the Consultants 216,000 shares of Common Stock each for their services through December 31, 2012 (See Note 12A).
58

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 5 - ACCOUNTS RECEIVABLE

	December 31,
	2 0 1 2	2 0 1 1
	U.S. $ in thousands

Government institutions	108	76
Grants receivable from the CSO	634	236
	742	312

NOTE 6 - PROPERTY AND EQUIPMENT

	December 31,
	2 0 1 2	2 0 1 1
	U.S. $ in thousands

Cost:
Office furniture and equipment	9	9
Computer software and electronic equipment	120	106
Laboratory equipment	437	361
Leasehold improvements	690	690
	1,256	1,166
Accumulated depreciation:
Office furniture and equipment	4	4
Computer software and electronic equipment	106	103
Laboratory equipment	306	252
Leasehold improvements	593	493
	1,009	852

Depreciated cost	247	314

Depreciation expenses for the year ended December 31, 2012 and December 31, 2011 were $157, and $153, respectively.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 7 - COMMITMENTS AND CONTINGENCIES

A.	In November, 2012, BCT entered into an amended lease agreement for the lease of its facilities. The term of the lease is 60 months, commencing on April 1, 2013, with an option to terminate the agreement with 6 month notice, after 36 months. Rent is paid on a monthly basis in the amount of NIS 35,000 (approximately $10) per month.

The facilities and vehicles of the Company and BCT are rented under operating leases that expire on various dates. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2012 are as follows:

Period ending December 31, 2012	Facilities	Vehicles	Total
2013	119	7	126
2014	120	-	120
2015	120	-	120
2016	90	-	90
	449	7	456

Total facilities rent expenses for the year ended December 31, 2012 and 2011 were $106 and $111, respectively.

B.	Commitments to pay royalties to the Chief Scientist:

BCT obtained from the Chief Scientist of the State of Israel grants for participation in research and development for the years 2007 through 2012, and, in return, BCT is obligated to pay royalties amounting to 3% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of Libor per annum.

Through December 31, 2012, total grants received amounted to $533.

C.	On February 17, 2010, BCT entered into an agreement with Hadasit Medical Research Services and Development Ltd ("Hadasit") to conduct clinical trials in ALS patients. The agreement was revised in June 2011 according to which, in connection with the trials, BCT will pay Hadasit $32 per patient totaling up to $773, as well as $65 per month for rental and operation of two clean rooms. The Company has the right to cease the rental of the clean rooms at any time upon 30 days prior notice.

D.	In April 2008, Chapman, Spira & Carson, LLC (“CSC”) filed a breach of contract complaint in the Supreme Court of the State of New York (the “Court”) against the Company. The complaint alleges that the Company improperly terminated its contract with CSC. The complaint seeks, among other things, the following relief: (i) 400,000 shares of the common stock of the Company and (ii) warrants to purchase 250,000 shares of the common stock of the Company at an exercise price of $0.30 per share. Further, the complaint alleges that CSC performed its obligations under the contract and has suffered compensatory damages in an amount up to approximately $672. CSC also seeks costs and attorneys’ fees.

On October 24, 2012, the Company reached an understanding with CSC pursuant to which the Company will pay CSC $125 in full satisfaction of CSC’s claims against the Company, out of which $80 was paid to CSC and a $45 accrual was included in the financial statements accordingly.

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

B.	Issuance of shares warrants and options:

1. Private placements and public offering:

(a)	During 2004 and 2005 the Company issued, in separate transactions, 8,861,875 shares of Common Stock of the Company for total proceeds of $308

(b)	On February 23, 2005, the Company completed a private placement for sale of 1,894,808 units for total proceeds of $1,418. Each unit consisted of one share of Common Stock and a three-year warrant to purchase one share of Common Stock at $2.50 per share. This private placement was consummated in three tranches which closed in October 2004, November 2004 and February 2005. All warrants are no longer valid.

(c)	On August 11, 2005, the Company signed a private placement agreement with investors for the sale of up to 1,250,000 units at a price of $0.80 per unit. Each unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock at $1.00 per share. The warrants were exercisable for a period of three years from issuance. On September 30, 2005, the Company sold 312,500 units for total net proceeds of $225. On December 7, 2005, the Company sold 187,500 units for total net proceeds of $135. . All warrants are no longer valid.

(d)	In July 2007, the Company entered into an investment agreement, that was amended in August 2009, according to which for an aggregate subscription price of up to $5 million, the Company issued 41,666,667 shares of Common Stock and a warrant to purchase 10,083,333 shares of the Company's common stock at an exercise price of $0.20 per share and a warrant to purchase 20,166,667 shares of common stock at an exercise price of $0.29 per share. The warrants may be exercised at any time and expire on November 5, 2013.

In January 2011, the Company and an investor signed an agreement to balance the remaining amount due to the investor, totaling $22, against the remaining balance of the investment and the Company issued the above shares and warrants.

In addition, the Company issued an aggregate of 1,250,000 shares of Common Stock to a related party as an introduction fee for the investment. As of the balance sheet date, no warrants have been exercised.

(e)	In January 2010, the Company issued 1,250,000 units to a private investor for total proceeds of $250. Each unit consisted of one share of Common Stock and a two-year warrant to purchase one share of Common Stock at $0.50 per share. All warrants are no longer valid.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 8 - STOCK CAPITAL (Cont.)

B. Issuance of shares, warrants and options: (Cont.)

1.	Private placements and public offering: (Cont.)

(f)	In February 2010, the Company issued 6,000,000 shares of Common Stock to three investors (2,000,000 to each investor) and warrants to purchase an aggregate of 3,000,000 shares of Common Stock (1,000,000 to each investor) with an exercise price of $0.50 for aggregate proceeds of $1,500 ($500 each).

(g)	In February 2011, the Company issued 833,333 shares of Common Stock, at a price of $0.30 per share, and a warrant to purchase 641,026 shares of the Company's Common Stock at an exercise price of $0.39 per share exercisable for one year for total proceeds of $250. The warrants are no longer valid.

(h)	On February 23, 2011, the Company entered into an investment agreement, pursuant to which the Company agreed to sell up to 12,815,000 shares of Common Stock, for an aggregate subscription price of up to $3.6 million and warrants to purchase up to 19,222,500 shares of Common Stock as follows: warrant to purchase 12,815,000 shares of Common Stock at $0.5 for two years, and warrants to purchase 6,407,500 shares of Common Stock at $0.28 for one year, out of which 946,834 were exercised, and 5,460,666 were cancelled.

In addition, the Company agreed to pay 10% of the funds received for the distribution services received, out of this amount, 4% was be paid in stock and the remaining 6% in cash. Accordingly, in March 2011, the Company issued 512,600 shares of Common Stock and paid $231.

(I)	On July 17, 2012, the Company raised a $5.7 million gross proceeds through a public offering (“Public Offering”) of its common stock. The Company issued a total of 19,818,968 common stock of $0.00005 par value, ($0.29 per share) and 14,864,228 warrants to purchase 0.75 shares of Common Stock for every share purchased in the Public Offering, at an exercise price of $0.29 per share. The Warrants are exercisable until the 30 month anniversary of the date of issuance. After deducting closing costs and fees, the Company received net proceeds of approximately $4.9 million.

The Company paid to the Placement Agency, Maxim Group LLC (the “Placement Agent”) a cash fee equal to 6% of the gross proceeds of the Public Offering and a corporate finance fee of 1% of the gross proceeds of the Public Offering, as well as fees and expenses of the Placement Agent of $1,000.  In addition, the Company issued to the Placement Agent a two year warrant to purchase up to 493,966 shares of Common Stock (equal to 3% of the number of shares sold in the Public Offering), with an exercise price equal to $0.348 (120% of the Public offering price). The Warrants are exercisable until the 30 month anniversary of the date of issuance. In addition, the Company issued to Leader Underwriters (1993) Ltd, warrants to purchase 232,758 shares of Common stock, at an exercise price of $0.29 per share. The warrants are exercisable until the 30 month anniversary of the date of issuance.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 8 - STOCK CAPITAL (Cont.)

B. Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors:

(a)	Options to employees and directors:

On November 25, 2004, the Company's stockholders approved the 2004 Global Stock Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) and on March 28, 2005, the Company's stockholders approved the 2005 U.S. Stock Option and Incentive Plan, and the reservation of 9,143,462 shares of Common Stock for issuance in the aggregate under these stock plans.

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

In June 2008, June 2011 and in June 2012, the Company's stockholders approved increases in the number of shares of common stock available for issuance under these stock option plans by 5,000,000, 5,000,000 and 9,000,000 shares, respectively.

From 2005 through 2009, the Company granted its directors options to purchase 800,000 (in total) shares of Common Stock of the Company at an exercise price of $0.15 per share. The options are fully vested and will expire after 10 years.

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

On October 23, 2007, the Company granted to its former Chief Executive Officer an option to purchase 1,000,000 shares of Common Stock at an exercise price of $0.87 per share. On November 5, 2008, the Company amended the exercise price to $0.15 per share. The option is fully vested and expires after 10 years. The total compensation related to the option is $737, which was recorded as general and administrative expense. The options were all exercised for $150.

On June 29, 2009, the Company granted to its former Chief Executive Officer and director an option to purchase 1,000,000 shares of Common Stock at an exercise price of $0.067 per share. The option vests with respect to 1/3 of the shares subject to the option on each anniversary of the date of grant and expires after 10 years. Out of which 483,333 were exercised for $32 and 516,667 were cancelled.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 8 - STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

(a)	Options to employees and directors: (Cont.)

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

On June 29, 2009, the Company granted to its former Chief Financial Officer an option to purchase 200,000 shares of Common Stock at an exercise price of $0.067 per share. The option vested with respect to 1/3 of the shares subject to the option. In connection with the former Chief Financial Officer’s resignation, 2/3 of the above shares were cancelled and the remaining 66,667 were exercised for $4.

On April 13, 2010, the Company, Abraham Israeli and Hadasit Medical Research Services and Development Ltd. (“Hadasit”) entered into an Agreement (the “Agreement”) pursuant to which Prof. Israeli agreed, during the term of the Agreement, to serve as (i) the Company’s Clinical Trials Advisor and (ii) a member of the Company’s Board of Directors.  In consideration of the services to be provided by Prof. Israeli to the Company under the Agreement, the Company agreed to grant options annually during the term of the Agreement for the purchase of its Common Stock, as follows:

•	An option for the purchase of 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share to Prof. Israeli; and

•	An option for the purchase of 33,334 shares of Common Stock at an exercise price equal to $0.00005 per share to Hadasit,

Such options will vest and become exercisable in twelve (12) consecutive equal monthly amounts.

Accordingly, the Company granted to Prof. Israeli in each of April 2010, June 2011 and April 2012, an option to purchase 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share. The aggregated compensation related to the options recorded as of December 31, 2012 is $126 was classified as general and administrative expense.

In addition, the Company granted Hadasit, in each of April 2010, June 2011 and April 2012, an option to purchase 33,334 shares of Common Stock at an exercise price equal to $0.00005 per share. The aggregated compensation related to the options recorded as of December 31, 2012 is $24 was classified as research and development expense.

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

(a) Options to employees and directors: (Cont.)

On December 16, 2010, the Company approved the grant to its three Scientific Board members 300,000 shares of Common Stock of the Company. The compensation related to the option, in the amount of $60, was recorded as research and development expense.

In January 2011, the Company granted to its former CEO, an option to purchase 450,000 shares of Common Stock of the Company at $0.20. The total compensation related to the option is $177, which is amortized over the vesting period as general and administrative expense.

On June 27, 2011, the Company granted to three of its directors options to purchase an aggregate of 634,999 shares of Common Stock of the Company at $0.15. The total compensation related to the option was $287, which is amortized over the vesting period as general and administrative expense.

On August 10, 2011, the Company granted to its CEO, an option to purchase 70,000 shares of Common Stock of the Company at $0.20. The total compensation related to the option was $26, which was amortized as general and administrative expense.

On August 1, 2012, the Company granted to three of its directors options to purchase an aggregate of 460,000 shares of Common Stock of the Company at $0.15. The total compensation related to the option was $105, which is amortized over the vesting period as general and administrative expense.

On August 1, 2012, the Company granted to its former CEO, an option to purchase 70,000 shares of Common Stock of the Company at $0.26. The total compensation related to the option was $16, which was amortized as general and administrative expense.

In the year ended December 31, 2012, 1,182,606 options were exercised by a former CEO of the Company for $137.

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the year ended December 31, 2012
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	4,938,821	0.168
Granted	981,666	0.164
Exercised	(1,182,606)	0.116
Cancelled	13,784	0.067

Outstanding at end of period	4,751,665	0.180	190,067

Vested and expected-to-vest at end of period	3,848,610	0.18	153,944

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 8 - STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

(a) Options to employees and directors: (Cont.)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on December 31, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012.

The options outstanding as of December 31, 2012, have been separated into exercise prices, as follows:

	Options outstanding as of	Weighted average remaining	Options exercisable as of
	December 31,	contractual	December 31,
Exercise price	2 0 1 2	Life	2 0 1 2
$		Years

0.00005	499,998	7.95	444,443
0.067	116,668	6.50	116,668
0.15	2,144,999	7.33	1,838,332
0.18	670,000	7.47	528,333
0.2	520,000	8.51	357,500
0.26	355,000	9.59	118,333
0.32	30,000	7.12	30,000
0.39	115,000	4.50	115,000
0.4	110,000	3.47	110,000
0.47	110,000	4.22	110,000
0.75	80,000	2.18	80,000
	4,751,665	6.26	3,848,609

Compensation expense recorded by the Company in respect of its stock-based employee compensation award in accordance with ASC 718-10 for the year ended December 31, 2012 and 2011 amounted to $560 and $1,135, respectively.

The fair value of the options is estimated at the date of grant using a Black-Scholes options pricing model with the following assumptions used in the calculation:

	Year ended December 31,
	2 0 1 2	2 0 1 1

Expected volatility	132%	134%-141%
Risk-free interest	0.63%	0.93%-2.93%
Dividend yield	0%	0%
Expected life of up to (years)	5.5	5-6
Forfeiture rate	0%	0%-10%

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 8 - STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

(b) Restricted shares to directors:

From May 2006 through April 2007, the Company issued to its directors 400,000 restricted shares of Common Stock (100,000 each). The restrictions on the shares have fully lapsed. The compensation related to the stocks issued amounted to $198, which was amortized over the vesting period as general and administrative expenses. On August 27, 2008, the Company issued to its director 960,000 shares of Common Stock upon a cashless exercise by a shareholder of a warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $.01 per share that was acquired by the shareholder from Ramot. The shares were allocated to the director by the shareholder.

In May and June 2010, based on a board resolution dated June 29, 2009, the Company issued to three directors, three of its Scientific Advisory Board members and two of its Advisory Board members 800,000 restricted shares of Common Stock. The shares will vest in three annual and equal portions commencing with the grant date.

On December 16, 2010, the Company approved a grant to two of its directors 400,000 (total) shares of Common Stock. Related compensation in the amount of $80 was recorded as general and administrative costs in 2010. These shares were actually granted in June 2011, and an additional related compensation in the amount of $112 was recorded as general and administrative expense.

On June 27, 2011, the Company granted to two of its directors 476,666 (total) shares of Common Stock, which shares are fully vested as of December 31, 2012. Related compensation in the amount of $229 will be recorded as general and administrative expense.

On August 22, 2011, the Company entered into an agreement with Chen Schor (the “Executive Director Agreement”) pursuant to which the Company granted to Mr. Schor 923,374 shares of restricted Common Stock of the Company.   The shares will vest over 3 years - 1/3 upon each anniversary of the Grant Date. In addition, the Company will pay $15 per quarter to Mr. Schor for his services as an Executive Board Member.

In August 2011, the Company issued to three of its Scientific Advisory Board members and three of its Advisory Board members a total of 300,000 restricted shares of Common Stock. The shares will vest in equal monthly portions over the service period.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 8 - STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

(b) Restricted shares to directors: (Cont.)

In November 2011, the Company issued to four of its Advisory Board members a total of 500,000 restricted shares of Common Stock. The shares will vest in equal monthly portions over the service period.

In addition, in November 2011, the Company issued to a former director 250,000 shares of Common Stock. Related compensation in the amount of $70 was recorded as general and administrative expense.

In August 2012, the Company issued to two directors, four of its Scientific Advisory Board members and three of its Advisory Board members a total of 885,000 restricted shares of Common Stock. The shares will vest in 12 equal monthly portions over the service period. Related compensation in the amount of $198 will be recorded as general and administrative expense, out of which $48 was recorded in year ended December 31, 2012.

3.	Shares and warrants to service providers:

The Company accounts for shares and warrant grants issued to non-employees using the guidance of ASC 505-50, "Equity-Based Payments to Non-Employees" (EITTF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services"), whereby the fair value of such option and warrant grants is determined using a Black-Scholes options pricing model at the earlier of the date at which the non-employee's performance is completed or a performance commitment is reached.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 8 - STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

(a)	Warrants to investors and service providers and investors:

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through

November-December2004	14,600,845	14,396,010	204,835	-	0.00005 - 0.01	-	-
February-December2005	3,058,471	173,000	2,548,308	337,163	0.15 - 2.5	337,163	Jun - Dec 2015
February-December2006	1,686,355	727,696	478,659	480,000	0.005 – 1.5	480,000	Feb - May 2016
March 2007	14,803,300		1,003,300	13,800,000	0.15 - 0.47	13,800,000	Nov 2013 – Oct 2017
April 2008	9,175,000			9,175,000	0.15 - 0.29	9,175,000	Nov 2013 – Sep 2018
Apr-Oct2009	4,937,500	100,000		4,837,500	0.067 – 0.29	4,837,500	Nov 2013 – Oct 2019
January 2010	1,250,000		1,250,000	-	0.5	-	-
February 2010	125,000	125,000		-	0.01	-	-
February 2010	3,000,000		3,000,000	-	0.5	-	-
February 2010	1,500,000			1,500,000		500,000	Feb 2020
April 2010	33,334			33,334	0.00005	33,334	Apr 2020
January 2011	4,537,500			4,537,500	0.29	4,537,500	Nov 2013
February 2011	641,026		641,026	-	0.39	-	-
February 2011	6,407,500	946,834	5,460,666	-	0.28	-	-
February 2011	12,815,000			12,815,000	0.5	12,815,000	Feb 2013
April 2011	33,334			33,334	0.01	33,334	Apr 2021
April 2012	33,334			33,334	0.01	22,223	Apr 2022
July 2012	493,966			493,966	0.348	493,966	Jul 2014
July 2012	232,758			232,758	0.29	232,758	Jan 2015
July 2012	14,864,228			14,864,228	0.29	14,864,228	Jan 2015

	94,228,451	16,468,540	14,586,794	63,173,117		62,162,006

The fair value for the warrants to service providers was estimated on the measurement date determined using a Black-Scholes option pricing model, with the following weighted-average assumptions for the year ended December 31, 2010; weighted average volatility of 140%, risk free interest rates of 2.39%-3.14%, dividend yields of 0% and a weighted average life of the options of 5-5.5 and 1-9 years. There were no grants to service providers during 2011 and 2012 using Black-Scholes calculation.

(b)	Shares:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 8 - STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

(b)	Shares: (Cont.)

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

On October 2, 2009, the Company issued to its service provider 1,250,000 shares of the Company's Common Stock. The shares are for investor and public relation services. Related compensation in the amount of $400 was recorded as general and administrative expense.

On December 30, 2009, the Company issued to Ramot 1,120,000 shares of the Company's Common Stock (See Note 3).

On December 13, 2009, the Company issued a $135 Convertible Promissory Note to it legal advisor for $217 in legal fees accrued through October 31, 2009. Interest on the note accrued at the rate of 4%.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 8 - STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

(b)	Shares: (Cont.)

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

In May 2010, based on a board resolution dated June 29, 2009, the Company issued to one of its public relations advisors 100,000 restricted shares of Common Stock. The shares will vest in three annual and equal portions commencing with the grant date.

On December 16, 2010, the Company granted to its service provider 200,000 shares of the Company's Common Stock. The shares are for investor and public relations services. Related compensation in the amount of $40 was recorded as general and administrative expense.

On December 16, 2010, the Company granted to its two consultants 1,100,000 shares of the Company's Common Stock (See Note 4B).

On February 18, 2011, the Company's legal advisor converted the entire accrued principal and interest of the Convertible Promissory Note granted on September 15, 2010, totaling $137, into 445,617 shares of Common Stock.

On June 27, 2011, the Company granted to its legal advisor 180,000 shares of Common Stock for 2011 legal services. Related compensation in the amount of $86 was recorded as general and administrative expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 8 - STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

(b)	Shares: (Cont.)

On June 27, 2011, the Company granted to its consultant 400,000 shares of the Company's Common Stock, for services rendered through December 31, 2009.

Related compensation in the amount of $192 was recorded as research and development expense.

On June 27, 2011, the Company granted to a service provider 10,870 shares of the Company's Common Stock. Related compensation in the amount of $5 was recorded as general and administrative expense.

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

In 2012, two consultants of the Company exercised 959,729 warrants for $8.

A summary of the Company's stock awards activity related to shares issued to service providers and related information is as follows:

	Year ended December 31,		Year ended December 31,
	2 0 1 2		2 0 1 1
	Amount of shares	Weighted average issue price	Amount of shares	Weighted average issue price
		$		$
Outstanding at beginning of period	11,001,378	0.27	9,735,508	0.25
Issued	794,423	0.26	1,265,870	0.41
Outstanding at end of period	11,795,801	0.27	11,001,378	0.27

Stock-based compensation and issuance of shares recorded by the Company in respect of shares and warrants granted to service providers amounted to $195 and $449 for the year ended December 31, 2012 and 2011, respectively.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 8 - STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

(b)	Shares: (Cont.)

The total stock-based compensation expense, related to shares, options and warrants granted to employees and service providers, was comprised, at each period, as follows:

	Year ended December 31,		Period from September 22, 2000 (inception date) through December 31,
	2 0 1 2	2 0 1 1	2 0 1 2
	U.S. $ in thousands
Research and development	210	316	17,766
General and administrative	545	1,075	10,658
Financial expenses, net	-	192	248
Total stock-based compensation expense	755	1,584	28,672

NOTE 9 - RESEARCH AND DEVELOPMENT, NET

	Year ended December 31,		Period from September 22, 2000 (inception date) through December 31,
	2 0 1 2	2 0 1 1	2 0 1 2
	U.S. $ in thousands

Research and development	2,688	2,077	29,521
Less : Ramot reverse accruals (See Note 3)	-	-	(760)
Less : Participation by the Israeli Office of the Chief Scientist	(918)	(388)	(2,572)
	1,770	1,689	26,189

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 10 - TAXES ON INCOME

A.	Tax rates applicable to the income of the subsidiary:

The corporate tax rate in Israel is 25%.

On September 26, 2011 the Social-Economic Reform Committee headed by Professor Manuel Trajtenberg published a report with its recommendations. Consequently, on December 6, 2011, the Law for Change in the Tax Burden (Legislative Amendments), based on the recommendations in the Tax Section of that report, was published, after being approved in a third reading in the Israeli Knesset.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 10 - TAXES ON INCOME (Cont.)

B.	Tax laws applicable to the income of the Subsidiary: (Cont.)

The principal benefits by virtue of the Law are:

Tax benefits and reduced tax rates under the Alternative Track of Benefits:

The Company is tax exempt for a benefit period of two years and in the five/eight subsequent years of the benefit period is subject to a reduced tax rate of 10%-25%.

In January 6, 2011 an amendment to the Law for the Encouragement of Capital Investment-1959 (the "Law") was published. The amendment has a substantial effect on the current provisions of the Law. The followings are the major changes in the amendment:

1.	A company located in Preferred Area A can file for both grants and tax benefits.

2.	The requisites for benefits were changed with most significant change is that the minimum investment requirement was removed. In addition the definition of approved entity was changed.

3.	The income attribution based on revenues was cancelled, the result is that approved entity would be taxable on it entire income at a fixed rate.

4.	Tax exemption was cancelled.

5.	Dividend payable to Israeli corporations from preferred income would be tax exempted.

6.	The Grant Rate out of the approved investment would be up to 24%.

The Tax rates applicable to Approved Industrial Enterprise would be 6% and 12% for those located in Preferred Area A or elsewhere, respectively, with effectiveness for the taxable year 2 of 2015 and onwards. Prior to 2015 the following tax rates will be applicable:

For the years 2011-2012 10% and 15%, respectively and for the years 2013-2014 7% and 12.5%, respectively. The amendment to the law is not expected to have material impact on the Company's consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 10 - TAXES ON INCOME (Cont.)

C.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2 0 1 2	2 0 1 1
	U.S. $ in thousands

Operating loss carryforward	22,067	19,704

Net deferred tax asset before valuation allowance	8,340	7,467
Valuation allowance	(8,340)	(7,467)
Net deferred tax asset	-	-

As of December 31, 2012, the Company has provided valuation allowances of $8,340 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

D.	Available carryforward tax losses:

As of December 31, 2012, the Company has an accumulated tax loss carryforward of approximately $22,067. Carryforward tax losses in Israel are unlimited duration and carryforward tax losses in the U.S. can be carried forward and offset against taxable income in the future for a period of 20 years. Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

E.	Loss from continuing operations, before taxes on income, consists of the following:

	Year ended December 31,
	2 0 1 2	2 0 1 1
	U.S. $ in thousands

United States	(1,197)	(1,886)
Israel	(2,233)	(2,032)
	(3,430)	(3,918)

F.	Due to the Company’s cumulative losses, the effect of ASC 740 as codified from ASC 740-10 is not material.

G.	BCT has not received final tax assessments since its incorporation.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 11 - TRANSACTIONS WITH RELATED PARTIES

	Year ended December 31,
	2 0 1 2	2 0 1 1
	U.S. $ in thousands

A. Fees and related benefits and compensation expenses in respect of options granted to a member of the Board who is a related party	239	173

B. As for transactions with Ramot, see Note 3.

NOTE 12 - SUBSEQUENT EVENTS

A.	On January 16, 2013, the Company granted 216,000 shares of Common Stock of the Company to two consultants, for services rendered through December 31, 2012. Related compensation in the amount of $54 was recorded as research and development expense.

B.	On January 24, 2013 the Company granted its Chief Executive Officer an option to purchase 4,000,000 shares of Common Stock at an exercise price of $0.29 per share. The option will vest 33% of the shares subject thereto on the first anniversary of the date of grant and the remainder shall vest over 36 consecutive months.

The Company also granted its Chief Executive Officer an additional option to purchase 2,000,000 shares of Common Stock, subject to certain conditions precedent occur prior to January 24 2014, at an exercise price of $0.29. Such option to vest as to 33.33% of the number of shares after one year, and the remainder of the shares become exercisable in 36 consecutive, equal monthly installments thereafter.

C.	On January 25, 2013 the European Medicine Agency (EMA) Committee for Advanced Therapies (CAT) classified Brainstorm’s MSC-NTF cells (NurOwn) as an Advanced Therapy Medicinal Product (ATMP).

D.	On February 4, 2013, the Company issued 126,111 shares of Common Stock to an investor, according to a settlement agreement, for the amendment of the conversion rate of a $200 convertible loan. The convertible loan was granted in 2007 and converted in 2010.

E.	On February 7, 2013, the Company issued 833,334 shares of Common Stock to a private investor, at a price of $0.30 per share, and a warrant to purchase 833,334 shares of Common Stock of the Company at an exercise price of $0.50 per share exercisable for 32 months for total proceeds of $250.

F.	On February 19, 2013, Brainstorm Ltd established a wholly-owned subsidiary, Brainstorm Cell Therapeutics UK Ltd. (“Brainstorm UK”). Brainstorm UK will act on behalf of the parent Company in the EU.

G.	On February 21, 2013, Brainstorm UK filed a request for Orphan Medicinal Product Designation by the European Medicine Agency (EMA) for its Autologous Bone Marrow derived Mesenchyme Stromal cells Secreting Neurotropic factors (MSC-NTF, NurOwn).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

Internal Control Enhancements Implemented During the Fiscal Year Ended December 31, 2012

During the fiscal year ended December 31, 2012, we hired a Controller, which was an enhancement to our internal control over financial reporting.

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

Name	Age	Position
Alon Natanson	49	Chief Executive Officer
Chaim Lebovits	42	President
Liat Sossover	44	Chief Financial Officer
Adrian Harel	56	Director of Research and Development
Dr. Irit Arbel	53	Director
Mordechai Friedman	60	Director
Dr. Abraham Israeli	59	Chairman and Director
Alon Pinkas	51	Director
Chen Schor	40	Director
Dr. Robert Shorr	59	Director
Malcolm Taub	67	Director

Alon Natanson joined the Company on February 1, 2013 as our Chief Executive Officer. Prior to joining the Company, Mr. Natanson led large as well as early-stage companies, in the fields of life science, high-tech, and retail. Prior positions include Director of Marketing and Finance at Teva Pharmaceuticals, Copaxone® division, where he was involved in commercialization of patented therapeutics for multiple sclerosis, establishing the division and planning and executing its international strategy and product launch. From 2008 to August 2012, Mr. Natanson served as President and Chief Executive Officer of Procognia, a biotechnology company specializing in glycobiology and biopharmaceutical analytics.

Chaim Lebovits joined the Company in July 2007 as our President. Mr. Lebovits controls ACC Holdings, a holding company which controls subsidiaries: (i) ACC Resources and (ii) ACCBT. ACC Holdings focuses on minerals exploration in West Africa. ACC Resources holds 10 permits for gold exploration in Burkina Faso. ACCBT focuses on new and emerging biotechnologies. Mr. Lebovits has been at the forefront of mining and natural resource management in the African region for over a decade.

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

Adrian Harel joined the Company on January 24, 2011 as our Chief Operating Officer and Acting Chief Executive Officer. On June 11, 2012, Dr. Harel was appointed Chief Executive Officer and Director of Research and Development. On February 1, 2013, Dr. Harel ceased serving as our Chief Executive Officer. From 2009 until 2010, Dr. Harel established Da-Ta Biotech Ltd, a consulting and advisory business focused on early stage biotech companies. Also during 2010, Dr. Harel provided consulting services to KMBY LTD in connection with a medical device in the orthopedic field. From 2008 through 2010, Dr. Harel served as Chief Executive Officer of Meditor Pharmaceuticals Ltd. and Aminolab Technologies 2000 Ltd., which are focused on the production of new ethical drugs. From 2003 through 2007, Dr. Harel served as Chief Operating Officer of Sepal Pharma Ltd. and Molecular Cytomics Ltd.

Dr. Irit Arbel has been an active director of the Company since May 2004 and also initially served as President of the Company for six months. Currently, Dr. Arbel is the Chair of the Governance, Nominating and Compensation Committee. Dr. Arbel serves as Executive Vice President, Research and Development at Savicell Diagnostic Ltd. since July 2012. From 2009 through 2011, Dr. Arbel served as Chairperson of Real Aesthetics Ltd., a company specializing in cellulite ultrasound treatment, and BRH Medical, developer of medical devices for wound healing. She was also Director of M&A at RFB Investment House, a private investment firm focusing on early stage technology related companies. Previously, Dr. Arbel was President and CEO of Pluristem Life Systems, and prior to that, Israeli Sales Manager of Merck, Sharp & Dohme. Dr. Arbel earned her Post Doctorate degree in 1997 in Neurobiology, after performing research in the area of Multiple Sclerosis. Dr. Arbel also holds a Chemical Engineering degree from the Technion, Israel's Institute of Technology.

Mordechai Friedman joined the Company on April 4, 2011 as a director and as Chair of the Audit Committee of the Board. Mr. Friedman currently serves as Chief Executive Officer of Israel Financial Levers Ltd. From 2007 through 2010, Mr. Friedman served as the Chairman of the Board of The Israel Electric Corp. From 2005 to 2007, Mr. Friedman served as Deputy Chairman of Brightman Almagor Zohar CPAs, the Israel Member Firm of Deloitte Touché Tohmatsu. Mr. Friedman has been a partner and director in several business ventures and companies in Israel and abroad in the transportation, consumer business, telecommunication and energy industries. He has a B.A. in Economics and Accounting from Tel Aviv University. Mr. Friedman currently serves as a director in the following private companies: (i) Elco Holdings Ltd. (Chairman of the Board); (ii) Triple-M Power Plants Ltd.; (iii) Carmel Olefins Ltd.; (iv) Sheba Medical Center Medical Research Fund; (v) IPM Beer Tuvia Ltd.; (vi) Mordechai Friedman Blue and White Management Services Ltd.; and (vii) Double M Management and Investments Ltd.

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

Chen Schor joined the Company as a director on August 22, 2011. Mr. Schor is a global industry leader with vast experience in biotechnology, medical devices, business development and private equity. Mr. Schor led multiple licensing and M&A transactions valued at over $2 billion with companies such as GlaxoSmithKline, Amgen, Pfizer, Bayer, Merck-Serono and OncoGeneX Pharmaceuticals, and raised significant funds from reputable investors. Mr. Schor has a broad range of experience in multiple therapeutic areas including Neurology, Respiratory, Oncology, Auto-Immune, Genetic Diseases, and Women’s Health. In addition to leading the global business development at Teva Pharmaceuticals, Mr. Schor played a key role in building early stage companies to regulatory approvals, IPOs and M&As. From March 2009 until September 2011, Mr. Schor served as Vice President of Business Development, global branded products at Teva Pharmaceuticals. Prior to joining Teva, Mr. Schor was Chief Business Officer at Epix Pharmaceuticals, Inc. (formerly known as Predix Pharmaceuticals, Inc.) from December 2003 until March 2009, leading the formation of more than $1.5 billion collaborations with GlaxoSmithKline, Amgen and additional pharmaceutical companies. Prior to joining Epix, Mr. Schor was a Partner at Yozma Venture Capital from September 1998 until December 2003, managing the fund’s investments in biotechnology and medical device companies. Mr. Schor previously held positions at Arthur Anderson and BDO consultants and holds an MBA, B.A. in biology, B.A. in economics and is a Certified Public Accountant (CPA).

Dr. Robert Shorr joined the Company as a director in March 2005. Since 1999, Dr. Shorr has served as Chief Executive Officer and Chief Science Officer of Cornerstone Pharmaceuticals, a bio technology company. Since 1998, he has also been a member of the Department of Biomedical Engineering at SUNY Stony Brook, where he also serves as Director of Business Development for the university’s Center for Advanced Technology. He has served as trustee at the Tissue Engineering Charities, Imperial College, London since 1999. From 1999 until 2005, Dr. Shorr was Vice-President of Science and Technology (CSO) of United Therapeutics, a NASDAQ listed company. Prior to 1998 he held management positions at Enzon Inc., a NASDAQ listed company, and AT Biochem of which he was also founder. Dr. Shorr also served on the Board of Directors of Biological Delivery Systems Inc., a NASDAQ listed company. Dr. Shorr holds both a Ph.D. and a D.I.C. from the University of London, Imperial College of Science and Technology as well as a B.Sc. from SUNY Buffalo.

Malcolm Taub joined the Company as a director in March 2009. Since October 2010, Mr. Taub has been a Partner at Davidoff Malito & Hutcher LLP, a full service law and government relations firm. From 2001 to September 30, 2010, Mr. Taub was the Managing Member of Malcolm S. Taub LLP, a law firm which practiced in the areas of commercial litigation, among other practice areas. Mr. Taub also works on art transactions, in the capacity as an attorney and a consultant. Mr. Taub has also served as a principal of a firm which provides consulting services to private companies going public in the United States. Mr. Taub has acted as a consultant to the New York Stock Exchange in its Market Surveillance Department. Mr. Taub acts as a Trustee of The Gateway Schools of New York and The Devereux Glenholme School in Washington, Connecticut. Mr. Taub has served as an adjunct professor at Long Island University, Manhattan Marymount College and New York University Real Estate Institute. Mr. Taub holds a B.A. degree from Brooklyn College and a J.D. degree from Brooklyn Law School. Mr. Taub formerly served on the Board of Directors of Safer Shot, Inc. (formerly known as Monumental Marketing Inc.).

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

On August 22, 2011, we entered into an agreement with Chen Schor, which was amended and restated on November 11, 2011 to clarify vesting terms (as amended and restated, the “Executive Director Agreement”) pursuant to which we pay $15,000 per quarter to Mr. Schor for his services as an Executive Board Member. In accordance with the terms of the Executive Director Agreement, the Company and Mr. Schor have also entered into an amended and restated Restricted Stock Agreement on November 11, 2011, pursuant to which Mr. Schor received 923,374 shares of our restricted common stock under our 2005 U.S. Stock Option and Incentive Plan. The shares vest over 3 years – 307,791 shares on August 22, 2012, 307,791 shares on August 22, 2013 and 307,792 shares on August 22, 2014. Mr. Schor is not entitled to any other compensation for his services as a director.

Involvement in Certain Legal Proceedings

None.

Committees of the Board of Directors

Audit Committee

On February 7, 2008, the Board of Directors established a standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, which assists the Board of Directors in fulfilling its responsibilities to stockholders concerning our financial reporting and internal controls, and facilitates open communication among the Audit Committee, Board of Directors, outside auditors and management. The Audit Committee discusses with management and our outside auditors the financial information developed by us, our systems of internal controls and our audit process. The Audit Committee is solely and directly responsible for appointing, evaluating, retaining and, when necessary, terminating the engagement of the independent auditor. The independent auditors meet with the Audit Committee (both with and without the presence of management) to review and discuss various matters pertaining to the audit, including our financial statements, the report of the independent auditors on the results, scope and terms of their work, and their recommendations concerning the financial practices, controls, procedures and policies employed by us. The Audit Committee preapproves all audit services to be provided to us, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by the independent auditor. The Audit Committee coordinates the Board of Directors’ oversight of our internal control over financial reporting, disclosure controls and procedures and code of conduct. The Audit Committee is charged with establishing procedures for (i) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters; and (ii) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters. The Audit Committee reviews all related party transactions on an ongoing basis, and all such transactions must be approved by the Audit Committee. The Audit Committee is authorized, without further action by the Board of Directors, to engage such independent legal, accounting and other advisors as it deems necessary or appropriate to carry out its responsibilities. The Board of Directors has adopted a written charter for the Audit Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The Audit Committee currently consists of Mr. Friedman (Chair), Dr. Arbel and Mr. Pinkas each of whom is independent as defined under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Friedman is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The Audit Committee held five meetings during the fiscal year ended December 31, 2012.

GNC Committee

On June 27, 2011, the Board of Directors established a standing Governance, Nominating and Compensation Committee (the “GNC Committee”), which assists the Board in fulfilling its responsibilities relating to (i) compensation of the Company’s executive officers, (ii) the director nomination process and (iii) reviewing the Company’s compliance with SEC corporate governance requirements. The Board has adopted a written charter for the GNC Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The GNC Committee currently consists of Dr. Arbel (Chair), Dr. Shorr and Mr. Taub, each of whom is independent as defined under applicable Nasdaq listing standards. The GNC Committee held one meeting during the fiscal year ended December 31, 2012.

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

Stockholder Nominations

During the fourth quarter of fiscal year 2012, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock (collectively, the “Reporting Persons”), to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2012, all Reporting Persons complied with the applicable requirements of Section 16(a) of the Exchange Act, except for the following:

•	Dr. Irit Arbel filed one late Form 4, reporting one transaction late.
•	Mordechai Friedman filed one late Form 4, reporting one transaction late.
•	Alon Pinkas filed one late Form 4, reporting one transaction late.

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

Item 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth certain summary information with respect to the compensation paid during the fiscal years ended December 31, 2012 and 2011 earned by the former Chief Executive Officer and our Chief Financial Officer (the “Named Executive Officers”). In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Summary Compensation Table (*)

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($) (1)(2)	All Other Compensation ($)(3)	Total ($)
Adrian Harel(4)	2012	121,438		60,000	(5)	16,005	71,257	268,701
Director of Research and Development and Former Chief Executive Officer	2011	117,000		—		203,026	65,000	385,026

Liat Sossover	2012	99,330	(6)	20,000	(7)	13,719	56,073	189,123
Chief Financial Officer	2011	98,000		—		—	46,000	144,000

(*) The Named Executive Officers were paid in NIS; the amounts above are the U.S. dollar equivalent. The conversion rate used was the average of the end of month’s rate between the U.S. dollar and the NIS as published by the Bank of Israel, the central bank of Israel.

(1) The amounts shown in the “Option Awards” column represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the Named Executive Officer during fiscal 2012 and fiscal 2011. ASC 718 fair value amount as of the grant date for stock options generally is spread over the number of months of service required for the grant to vest.

(2) The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note(8)(B)(2)(a) to Consolidated Financial Statements.

(3) Includes management insurance (which includes pension, disability insurance and severance pay), payments towards such employee’s education fund, Israeli social security and amounts paid for use of a Company car and cellular phone. Each Named Executive Officer also receives gross-up payments for the taxes on these benefits.

(4) Dr. Harel joined the Company on January 24, 2011 as our Chief Operating Officer and Acting Chief Executive Officer. On June 11, 2012, Dr. Harel was appointed Chief Executive Officer and Director of Research and Development. On February 1, 2013, Dr. Harel ceased serving as our Chief Executive Officer.

(5) On August 1, 2012, the GNC Committee approved: (i) a $50,000 cash bonus in recognition of Dr. Harel’s efforts in completing the Company’s recent financing transaction; and (ii) a $10,000 cash bonus for Dr. Harel achieving individual performance goals.

(6) On August 1, 2012, the GNC Committee approved a 10% increase in Ms. Sossover’s base salary (from NIS29,000 to NIS31,900).

(7) On August 1, 2012, the GNC Committee approved a $20,000 cash bonus in recognition of Ms. Sossover’s efforts in completing the Company’s recent financing transaction.

Executive Employment Agreements and Termination of Employment and Change-in-Control Arrangements

Alon Natanson

Pursuant to his employment agreement dated January 24, 2013, Mr. Natanson is entitled to a monthly salary of 53,000 NIS (approximately $14,200). Mr. Natanson also receives other benefits that are generally made available to our employees, including pension and education fund benefits. Mr. Natanson is provided with a Company car and cellular phone, and a gross-up payment for any taxes relating thereto. Mr. Natanson also received a grant of a stock option (the “Initial Grant”) on January 24, 2013 (the “Grant Date”) for the purchase of 4,000,000 shares of the Company’s common stock, which will vest and become exercisable as to 33 1/3% of the shares on the first anniversary of the Grant Date (the “Initial Vesting Date”) and the remainder of the shares will vest and become exercisable in equal monthly installments on each of the 36 monthly anniversaries following the Initial Vesting Date. The exercise price for the Initial Grant is $0.29 per share. In the event that prior to the first anniversary of the Grant Date (and provided that Mr. Natanson is then actively employed by us): (i) we have raised $10 million or more in one transaction; (ii) the shares of the Company have been admitted for trading on NASDAQ; and (iii) we have been granted the approval of the FDA to conduct clinical trials in the United States, then on the first anniversary of the Grant Date, Mr. Natanson will be granted an additional stock option for the purchase of an additional 2,000,000 shares of the Company’s common stock upon the same terms as the Initial Grant.

Adrian Harel

Pursuant to his employment agreement dated January 23, 2011, Dr. Harel is entitled to a monthly salary of 39,000 NIS (approximately $10,000) (including benefits for monthly totals of approximately 60,300 NIS (approximately $15,900)). Dr. Harel also receives other benefits that are generally made available to our employees. Dr. Harel is provided with a company car and a gross-up payment for any taxes relating thereto.

Liat Sossover

Pursuant to her employment agreement dated June 23, 2011, Ms. Sossover is entitled to a monthly salary of 31,900 NIS (approximately $8,290) per month. Ms. Sossover is also entitled to contributions on her behalf by the Company into a manager’s insurance fund, disability insurance and an education fund. Ms. Sossover is provided with a Company car and cellular phone, and a gross-up payment for any taxes relating thereto.

Chaim Lebovits

Currently, we do not have an employment agreement with Mr. Lebovits and he is not entitled to receive any compensation from us at this time.

Terms of Option Awards

All options granted to the Named Executive Officers were granted pursuant to our 2004 Global Share Option Plan (as amended, the “Global Plan”) and each such option expires on the tenth anniversary of the grant date.

On June 27, 2011, Dr. Harel was granted an option to purchase 450,000 shares of our common stock at a price per share of $0.20. Such option vested and became exercisable as to 1/3 of the shares subject to the option on January 23, 2012 and the remainder of the shares subject to the option vest and become exercisable over the following 24 months in equal installments.

On August 10, 2011, Dr. Harel was granted an option to purchase 70,000 shares of our common stock at a price per share of $0.20. Such option became fully vested and exercisable upon our receipt of clean room approval in connection with the Hadassah trial.

On August 1, 2012, Dr. Harel was granted an option to purchase 70,000 shares of our common stock at a price per share of $0.26. Such option becomes fully vested and exercisable in 12 equal monthly installments.

On August 1, 2012, Ms. Sossover was granted an option to purchase 60,000 shares of our common stock at a price per share of $0.26. Such option becomes fully vested and exercisable in 12 equal monthly installments.

Outstanding Equity Awards

The following table sets forth information regarding equity awards granted to the Named Executive Officers that are outstanding as of December 31, 2012. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Outstanding Equity Awards at December 31, 2012

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Adrian Harel	287,500	162,500	(1)	0.20	6/27/2021
	70,000	—		0.20	8/10/2021
	23,333	46,667	(2)	0.26	8/1/2022
Liat Sossover	333,333	66,667	(3)	0.18	6/23/2020
	20,000	40,000	(4)	0.26	8/1/2022

(1) Stock option vesting with respect to 12,500 shares each month beginning on 1/23/2013 and ending on 1/23/2014.

(2) Stock option vesting with respect to approximately 5,833 shares each month beginning on 1/1/2013 and ending on 8/1/2013.

(3) Stock option vesting with respect to approximately 11,111 shares each month beginning on 1/23/2013 and ending on 6/23/2013.

(4) Stock option vesting with respect to 5,000 shares each month beginning on 1/1/2013 and ending on 8/1/2013.

Stock Incentive Plans

In November 2004 and February 2005, the Board of Directors adopted and ratified the Global Plan and the 2005 U.S. Stock Option and Incentive Plan (as amended, the “U.S. Plan” and together with the Global Plan, the “Plans”), respectively, and further approved the reservation of 9,143,462 shares of our common stock for issuance thereunder. Our stockholders approved the Plans and the shares reserved for issuance thereunder at a special meeting of stockholders that was held on March 28, 2005.

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

On May 6, 2012, the Board approved another amendment and restatement of the Plans to increase the number of shares available for issuance under the Plans by an additional 9,000,000 shares. Our stockholders approved the amendment and restatement of the Plans on June 12, 2012.

Under the Global Plan, we granted a total of 12,328,319 options with various exercise prices (a weighted average exercise price of $0.17162) and expiration dates, to service providers, subcontractors, directors, officers, and employees. Under the U.S. Plan, we issued an additional 5,290,040 shares of restricted stock and options to Scientific Advisory Board members, consultants, and directors. As of December 31, 2012, there were 10,525,103 shares available for issuance under the Plans.

Compensation of Directors

The following table sets forth certain summary information with respect to the compensation paid during the fiscal year ended December 31, 2012 earned by each of the directors of the Company. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Director Compensation Table for Fiscal 2012

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)		Option Awards ($) (1)(2)		Total ($)
Dr. Irit Arbel	—		—		41,156	(3)	41,156
Mr. Mordechai Friedman	—		—		34,297	(4)	34,297
Dr. Abraham Israeli	—		—		40,000	(5)	40,000
Mr. Alon Pinkas	—		—		29,724	(6)	29,724
Mr. Chen Schor	60,000	(7)	—	(8)	—		60,000
Dr. Robert Shorr	—		33,800	(9)	—		33,800
Mr. Malcolm Taub	—		33,800	(10)	—		33,800

(1) The amounts shown in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the directors during fiscal 2012.

(2) The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note(8)(B)(2)(a) to Consolidated Financial Statements.

(3) At December 31, 2012, Dr. Arbel had options (vested and unvested) to purchase 1,168,333 shares of common stock.

(4) At December 31, 2012, Mr. Friedman had options (vested and unvested) to purchase 316,667 shares of common stock.

(5) At December 31, 2012, Dr. Israeli had options (vested and unvested) to purchase 699,998 shares of common stock.

(6) At December 31, 2012, Mr. Pinkas had options (vested and unvested) to purchase 310,000 shares of common stock.

(7) Represents the amount paid to Mr. Schor pursuant to the Executive Director Agreement for his services as a director and consultant.

(8) At December 31, 2012, Mr. Schor had 615,582 shares of unvested restricted common stock.

(9) At December 31, 2012, Mr. Shorr had 86,667 shares of unvested restricted common stock.

(10) At December 31, 2012, Mr. Taub had vested options to purchase 100,000 shares of common stock and 86,667 shares of unvested restricted common stock.

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

On June 27, 2011, we implemented a new Director Compensation Plan for non-employee directors (the “Director Compensation Plan”). Every non-employee director of the Company, other than Dr. Israeli and Mr. Schor, are eligible to participate in the Director Compensation Plan. Under the Director Compensation Plan, each eligible director is granted an annual award immediately following each annual meeting of stockholders beginning with the 2011 annual meeting. For non-U.S. directors, this annual award consists of a nonqualified stock option to purchase 100,000 shares of common stock. For U.S. directors, at their option, this annual award is either (i) a nonqualified stock option to purchase 100,000 shares of common stock or (ii) 100,000 shares of restricted stock. Additionally, each member of the GNC Committee or Audit Committee receives (i) a nonqualified stock option to purchase 30,000 shares of common stock or (ii) in the case of U.S. directors and at their option, 30,000 shares of restricted stock. The chair of the GNC Committee or Audit Committee will instead of the above committee award receive (i) a nonqualified stock option to purchase 50,000 shares of common stock or (ii) in the case of U.S. directors and at their option, 50,000 shares of restricted stock. Any eligible participant who is serving as chairperson of the Board of Directors of the Company shall also receive (i) a nonqualified stock option to purchase 100,000 shares of common stock or (ii) in the case of U.S. directors and at their option, 100,000 shares of restricted stock. Awards are granted on a pro rata basis for directors serving less than a year at the time of grant. The exercise price for options for U.S. directors will be equal to the closing price per share of the common stock on the grant date as reported on the Over-the-Counter Bulletin Board or the national securities exchange on which the common stock is then traded. The exercise price for options for non-U.S. directors is $0.15. Every option and restricted stock award will vest monthly as to 1/12 the number of shares subject to the award over a period of twelve months from the date of grant, provided that the recipient remains a director of the Company on each such vesting date, or, in the case of a committee award, remains a member of the committee on each such vesting date.

On June 27, 2011 and August 1, 2012, the following grants were made under the Director Compensation Plan to the eligible directors: Dr. Arbel received a stock option to purchase 180,000 shares of common stock for her service as a director, chair of the GNC Committee and a member of the Audit Committee; Mr. Friedman received a stock option to purchase 150,000 shares of common stock for his service as a director and chair of the Audit Committee; Mr. Pinkas received a stock option to purchase 130,000 shares of common stock for his service as a director and a member of the Audit Committee; Mr. Shorr received 130,000 shares of restricted stock for his service as a director and a member of the GNC Committee; and Mr. Taub received 130,000 shares of restricted stock for his service as a director and a member of the GNC Committee.

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

On August 22, 2011, Mr. Schor received a grant of 923,374 shares of restricted stock and receives $15,000 per quarter for his services as a director and advisor of the Company pursuant to the terms of the Executive Director Agreement, as described in detail in “Certain Arrangements” under Item 10.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of February 8, 2013 with respect to the beneficial ownership of common stock of the Company by the following: (i) each of the Company’s current directors; (ii) the Named Executive Officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company’s common stock.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, the Company believes that each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of the Company’s common stock issuable under options that are exercisable on or within 60 days after February 8, 2013 (“Presently Exercisable Options”) or under warrants that are exercisable on or within 60 days after February 8, 2013 (“Presently Exercisable Warrants”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the common stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the common stock beneficially owned by any other person or entity. Unless otherwise indicated, the address of each person listed in the table is c/o Brainstorm Cell Therapeutics Inc., 605 Third Avenue, 34th Floor, New York, New York 10158.

The percentage of the common stock beneficially owned by each person or entity named in the following table is based on 151,260,480 shares of common stock outstanding as of February 8, 2013 plus any shares issuable upon exercise of Presently Exercisable Options and Presently Exercisable Warrants held by such person or entity.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares		Percentage of Class
Directors and Named Executive Officers
Alon Natanson	—		—
Adrian Harel	441,667	(1)	*
Liat Sossover	406,667	(1)	*
Irit Arbel	3,408,333	(2)	2.2%
Mordechai Friedman	266,667	(1)	*
Abraham Israeli	699,998	(1)	*
Alon Pinkas	266,667	(1)	*
Chen Schor	923,374		*
Robert Shorr	360,000		*
Malcolm Taub	668,333	(3)	*
All current directors and officers as a group (11 persons)	66,998,630	(4)	36.3%
5% Shareholders
ACCBT Corp. Morgan & Morgan Building Pasea Estate, Road Town Tortola British Virgin Islands	59,556,924	(5)	32.8%

*	Less than 1%.

(1)	Consists of shares of common stock issuable upon the exercise of Presently Exercisable Options.

(2)	Includes 1,108,333 shares of common stock issuable upon the exercise of Presently Exercisable Options. Dr. Arbel’s address is 6 Hadishon Street, Jerusalem, Israel.

(3)	Includes 100,000 shares of common stock issuable upon the exercise of Presently Exercisable Options.

(4)	Includes (i) 29,006,924 shares of common stock owned by ACCBT Corp. (Chaim Lebovits, our President, may be deemed to be the beneficial owner of these shares), (ii) 30,250,000 shares of common stock issuable to ACCBT Corp. upon the exercise of Presently Exercisable Warrants (iii) 300,000 shares of common stock owned by ACC International Holdings Ltd. (Chaim Lebovits, our President, may be deemed to be the beneficial owner of these shares) and (iv) 3,289,999 shares of common stock issuable upon the exercise of Presently Exercisable Options.

(5)	Consists of (i) 29,006,924 shares of common stock owned by ACCBT Corp., (ii) 30,250,000 shares of common stock issuable to ACCBT Corp. upon the exercise of Presently Exercisable Warrants and (iii) 300,000 shares of common stock owned by ACC International Holdings Ltd. ACC International Holdings Ltd. and Chaim Lebovits, our President, may each be deemed the beneficial owners of these shares.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	17,618,359	(1)	$0.12009	10,525,103	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	17,618,359	(1)	0.12009	10,525,103	(2)

(1)	Does not include 180,000 shares of restricted stock that the Company has issued pursuant to the U.S. Plan to scientific advisory board members, directors, service providers, and consultants.
(2)	A total of 28,143,462 shares of our common stock are reserved for issuance in aggregate under the Plans. Any awards granted under the either the Global Plan or the U.S. Plan will reduce the total number of shares available for future issuance under the other plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Investment Agreement with ACCBT Corp.

On July 2, 2007, we entered into a Subscription Agreement with ACCBT, a 32.8% stockholder and a company under the control of Mr. Chaim Lebovits, our President, pursuant to which we agreed to sell (i) up to 27,500,000 shares of our common stock for an aggregate subscription price of up to $5.0 million, and (ii) for no additional consideration, warrants to purchase up to 30,250,000 shares of our common stock. Subject to certain closing conditions, separate closings of the purchase and sale of the shares and the warrants were scheduled to take place from August 30, 2007 through November 15, 2008. The warrants originally had the following exercise prices: (i) warrants for the first 10,083,333 shares of our common stock had an exercise price of $0.20; (ii) warrants for the next 10,083,333 shares of our common stock had an exercise price of $0.29; and (iii) warrants for the final 10,083,334 shares of our common stock had an exercise price of $0.36. Each warrant issued pursuant to the Subscription Agreement was to expire on November 5, 2011.

Pursuant to the terms of the Subscription Agreement, as amended, and a related registration rights agreement, ACCBT has the following rights for so long as ACCBT or its affiliates hold at least 5% of our issued and outstanding share capital:

•	Board Appointment Right: ACCBT has the right to appoint 50.1% (any fractions to be rounded up to the nearest whole number) of the members of our Board of Directors and any of our committees and the Board of Directors of our subsidiary.
•	Preemptive Right: ACCBT has the right to receive thirty day notice of, and to purchase a pro rata portion (or greater under certain circumstances where offered shares are not purchased by other subscribers) of, securities issued by us, including options and rights to purchase shares. This preemptive right does not include issuances under our equity incentive plans.
•	Consent Right: ACCBT’s written consent is required for certain corporate actions, including issuance of shares (other than existing warrants and issuances under our incentive plans), amendment of our charter or bylaws, repurchase of shares, declaration or payment of dividends or distributions, related party transactions, non-ordinary course transactions involving $25,000 or more, liquidation or dissolution, the creation, acquisition or disposition of a subsidiary or entry into a joint venture or strategic alliance, a material change to our business, merger, change of control, sale of the Company, any acquisition, and any payment of cash compensation over $60,000 per year.

In addition, ACCBT is entitled to demand and piggyback registration rights, whereby ACCBT may request, upon ten days written notice, that we file, or include within a registration statement to be filed, with the Securities and Exchange Commission for ACCBT’s resale of the Subscription Shares, as adjusted, and the shares of our common stock issuable upon exercise of the warrants.

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

On August 18, 2009, we entered into an amendment to the Subscription Agreement (the “Amendment”), dated as of July 31, 2009, with ACCBT.

Under the terms of the Subscription Agreement, ACCBT was no longer obligated to invest any further amounts in the Company. Pursuant to the Amendment, ACCBT agreed to invest the remaining amount outstanding under the Subscription Agreement up to $5.0 million in the Company, and, in return, we agreed to amend the Subscription Agreement to, among other things: (i) decrease the purchase price per share of the up to 27,500,000 shares (the “Subscription Shares”) of our common stock that ACCBT previously purchased or will purchase pursuant to the terms of the Subscription Agreement, as amended, from $0.1818 to $0.12 (the “Repricing”); (ii) adjust the number of shares of common stock issuable under the Subscription Agreement in accordance with the Repricing; (iii) extend the expiration date of all warrants (as described below); (iv) amend the exercise price of certain of the warrants from $0.36 to $0.29; and (v) revise the investment schedule of the purchase and sale of the Subscription Shares. Pursuant to the Amendment, the Repricing retroactively applied to all Subscription Shares purchased by ACCBT prior to the Amendment.

Pursuant to the Amendment, ACCBT agreed to purchase the remainder of the Subscription Shares, as adjusted, at an aggregate purchase price of $947,347 at a price per share of $0.12 in monthly installments of not less than $50,000 (with the last payment in an amount up to the maximum subscription price of $5.0 million) at closings to be held monthly beginning on August 1, 2009.

As described above, pursuant to the terms of the Subscription Agreement, we originally agreed to sell to ACCBT the Subscription Shares for an aggregate subscription price of up to $5.0 million and, for no additional consideration, if ACCBT purchased the Subscription Shares, warrants to purchase up to 30,250,000 shares of common stock (the “Warrants”). As of July 31, 2009, ACCBT had purchased an aggregate of 18,306,925 shares of common stock for an aggregate purchase price of $4,052,652, and the following Warrants (the “Issued Warrants”) had been issued to ACCBT: (i) 10,083,333 Warrants with an exercise price of $0.20; (ii) 10,083,333 Warrants with an exercise price of $0.29; and (iii) 1,008,334 Warrants (the “Last Warrant”) with an exercise price of $0.36. Pursuant to the Amendment, the exercise price of the Last Warrant decreased from $0.36 to $0.29. Pursuant to the Amendment, all of the Warrants, including the Issued Warrants, will expire on November 5, 2013 instead of November 5, 2011.

Pursuant to the Amendment and in connection with ACCBT’s completion of the investment of up to $5.0 million, we issued to ACCBT the remainder of the Warrants.

In connection with the Repricing and the Amendment, we agreed to issue 9,916,667 shares of common stock to ACCBT for no additional consideration in order to retroactively apply the Repricing. On October 28, 2009, we issued the 9,916,667 shares of common stock to various designees of ACCBT, including 5,000,000 shares to Yosef Sternberg, a former 5% stockholder of the Company.

On May 10, 2012, we entered into a Warrant Amendment Agreement with ACCBT pursuant to which we agreed, upon the effectiveness of a six month lock-up agreement entered into by ACCBT in connection with an offering, the then current expiration date of each Warrant was automatically extended by an additional 18 months.

As of the date of this annual report, ACCBT has purchased all of the Subscription Shares.

In sum, Warrants to purchase up to 30,250,000 shares of common stock were issued to ACCBT, of which 30,250,000 Warrants are presently outstanding. The outstanding Warrants contain full-ratchet anti-dilution provisions and cashless exercise provisions, which permit the cashless exercise of up to 50% of the underlying shares of common stock, and 10,083,333 of such Warrants have an exercise price of $0.20 and the remainder have an exercise price of $0.29.

Agreement with Abraham Israeli

On April 13, 2010, the Company, Dr. Israeli, a director of the Company, and Hadasit entered into an Agreement, which was amended to clarify certain terms on December 31, 2011, pursuant to which Dr. Israeli agreed, during the term of the Agreement, to serve as (i) our Clinical Trials Advisor and (ii) a member of our Board of Directors. Any party may terminate the Agreement upon 30 days prior notice to the other parties. In consideration of the services to be provided by Dr. Israeli to us under the Agreement, we agreed to grant options and warrants annually during the term of the Agreement for the purchase of our common stock, as follows:

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

Independent Registered Public Accounting Firm

Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., a member of Deloitte Touche Tohmatsu (“Deloitte”) for the audit of our financial statements for the fiscal years ended December 31, 2012 and 2011 and fees billed for other services rendered by Deloitte during those periods.

	December 31,	December 31,
	2012	2011
Audit Fees (1)	$55,000	$53,000
Audit-Related Fees	—	—
Tax Fees	$3,000	$5,000
All Other Fees(2)	$61,000	$26,000
Total Fees	$119,000	$84,000

(1)	Audit fees are comprised of fees for professional services performed by Deloitte for the audit of our annual financial statements and the review of our quarterly financial statements, as well as other services provided by Deloitte in connection with statutory and regulatory filings or engagements.
(2)	In the year ended December 31, 2012, the services performed by Deloitte were with respect to the Public Offering, Inter-Company agreement, Sarbanes-Oxley Act and XBRL. The services performed in the year ended December 31, 2011 were for a potential IPO on the Tel Aviv Stock Exchange.

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

BRAINSTORM CELL THERAPEUTICS INC.

Date: March 14, 2013	By:	/s/ Alon Natanson
Name: Alon Natanson
Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alon Natanson	Chief Executive Officer	March 12, 2013
Alon Natanson	(Principal Executive Officer)

/s/ Liat Sossover	Chief Financial Officer	March 12, 2013
Liat Sossover	(Principal Financial and Accounting Officer)

March __, 2013
Irit Arbel	Director

/s/ Mordechai Friedman		March 12, 2013
Mordechai Friedman	Director

/s/ Abraham Israeli		March 12, 2013
Abraham Israeli	Director

/s/ Alon Pinkas		March 12, 2013
Alon Pinkas	Director

/s/ Chen Schor		March 12, 2013
Chen Schor	Director

/s/ Robert Shorr		March 12, 2013
Robert Shorr	Director

/s/ Malcomb Taub		March 12, 2013
Malcomb Taub	Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of November 28, 2006, by and between Brainstorm Cell Therapeutics Inc., a Washington corporation, and Brainstorm Cell Therapeutics Inc., a Delaware corporation, is incorporated herein by reference to Appendix A of the Company’s Definitive Schedule 14A dated November 20, 2006 (File No. 333-61610).

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. is incorporated herein by reference to Appendix B of the Company’s Definitive Schedule 14A dated November 20, 2006 (File No. 333-61610).

3.2	ByLaws of Brainstorm Cell Therapeutics Inc. is incorporated herein by reference to Appendix C of the Company’s Definitive Schedule 14A dated November 20, 2006 (File No. 333-61610).

3.3	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007, is incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 27, 2007 (File No. 333-61610).

10.1	Research and License Agreement, dated as of July 8, 2004, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 8, 2004 (File No. 333-61610).

10.2	Research and License Agreement, dated as of March 30, 2006, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 30, 2006 (File No. 333-61610).

10.3	Amendment Agreement, dated as of May 23, 2006, to Research and License Agreement, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated March 30, 2006 (File No. 333-61610).

10.4	Form of Common Stock Purchase Warrant, dated as of November 4, 2004, issued pursuant to Research and License Agreement with Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 4.07 of the Company’s Current Report on Form 8-K/A dated November 4, 2004 (File No. 333-61610).

10.5	Amendment Agreement, dated as of March 31, 2006, among the Company, Ramot at Tel Aviv University Ltd. and certain warrantholders is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 30, 2006 (File No. 333-61610).

10.6	Form of Common Stock Purchase Warrant, dated as of November 4, 2004, issued as a replacement warrant under the Amendment Agreement to Ramot at Tel Aviv University Ltd., is incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated March 30, 2006 (File No. 333-61610).

10.7	Second Amended and Restated Research and License Agreement, dated July 31, 2007, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2007 (File No. 333-61610).

10.8	Second Amended and Restated Registration Rights Agreement, dated August 1, 2007, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2007 (File No. 333-61610).

10.9	Waiver and Release, dated August 1, 2007, executed by Ramot at Tel Aviv University Ltd. in favor of the Company is incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2007 (File No. 333-61610).

10.10	Letter Agreement, dated December 24, 2009, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 31, 2009 (File No. 333-61610).

10.11	Amendment No. 1 to Second Amended and Restated Research and License Agreement, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed Decembed 31, 2009 (File No. 333-61610).

10.12	Assignment Agreement, dated December 20, 2011, by and between the Company and Brainstorm Cell Therapeutics Ltd. is incorporated herein by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1, as filed with the SEC on February 3, 2012 (File No. 333-179331).

10.13	Consulting Agreement, dated as of July 8, 2004, by and between the Company and Prof. Eldad Melamed is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 8, 2004 (File No. 333-61610).

10.14	Consulting Agreement, dated as of July 8, 2004, by and between the Company and Dr. Daniel Offen is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated July 8, 2004 (File No. 333-61610).

10.15	Consulting Agreement, dated as of May 31, 2012, by and between Brainstorm Cell Therapeutics Inc. and Dr. Daniel Offen, incorporated herein by reference to Exhibit 10.15 of the Company’s Registration Statement filed June 29, 2012 (File No. 333-179331).

10.16*	Employment Agreement, dated as of October 7, 2007, by and among Brainstorm Cell Therapeutics Ltd., the Company and Abraham Efrati is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated October 15, 2007 (File No. 333-61610).

10.17	Lease Agreement, dated as of December 1, 2004, among the Company, Petah Tikvah Science and Technology District ‘A’ Ltd., Petah Tikvah Science and Technology District ‘B’ Ltd. and Atzma and Partners Maccabim Investments Ltd. is incorporated herein by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-QSB dated December 31, 2004 (File No. 333-61610).

10.18*	Brainstorm Cell Therapeutics Inc. Amended and Restated 2004 Global Share Option Plan is incorporated herein by reference to Exhibit A to the Registrant’s Definitive Schedule 14A filed May 7, 2012 (File No. 000-54365).

10.19*	Brainstorm Cell Therapeutics Inc. Amended and Restated 2005 U.S. Stock Option and Incentive Plan is incorporated herein by reference to Exhibit B to the Registrant’s Definitive Schedule 14A filed May 7, 2012 (File No. 000-54365).

10.20*	Form of Stock Option Agreement for usage under the Registrant’s Amended and Restated 2004 Global Share Option Plan is incorporated herein by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 (File No. 000-54365).

10.21*	Form of Restricted Stock Agreement for usage under the Registrant’s Amended and Restated 2005 U.S. Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 (File No. 000-54365).

10.22	Common Stock Purchase Warrant, dated as of May 16, 2005, issued to Trout Capital LLC is incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2005 (File No. 333-61610).

10.23	Collaboration Agreement, dated as of December 26, 2006, by and between the Company and Fundacion para la Investigacion Medica Aplicada is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 23, 2007. (File No. 333-61610).

10.24	Subscription Agreement, dated July 2, 2007, by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.25	Amendment to Subscription Agreement, dated as of July 31, 2009, by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 24, 2009 (File No. 333-61610).

10.26	Form of Common Stock Purchase Warrant issued by the Company to ACCBT Corp. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.27	Form of Registration Rights Agreement by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.28	Form of Security Holders Agreement, by and between ACCBT Corp. and certain security holders of the Registrant is incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.29	Finder’s Fee Agreement, dated as of October 29, 2007, by and between the Company and Tayside Trading Ltd. is incorporated herein by reference to Exhibit 10.63 of the Company’s Annual Report on Form 10-KSB filed on April 14, 2008 (File No. 333-61610).

10.30	Subscription Agreement, dated January 24, 2010, by and between the Company and Reytalon Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 1, 2010 (File No. 333-61610).

10.31	Common Stock Purchase Warrant, dated January 24, 2010, issued by the Company to Reytalon Ltd. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 1, 2010 (File No. 333-61610).

10.32	Securities Purchase Agreement, dated as of February 17, 2010, by and between the Company and Abraham Suisse is incorporated herein by reference to Exhibit 10.69 of the Company’s Annual Report on Form 10-K filed on March 25, 2010 (File No. 333-61610).

10.33	Securities Purchase Agreement, dated as of February 17, 2010, by and between the Company and Yaakov Ben Zaken is incorporated herein by reference to Exhibit 10.70 of the Company’s Annual Report on Form 10-K filed on March 25, 2010 (File No. 333-61610).

10.34	Securities Purchase Agreement, dated as of February 17, 2010, by and between the Company and Abram Nanikashvili is incorporated herein by reference to Exhibit 10.71 of the Company’s Annual Report on Form 10-K filed on March 25, 2010 (File No. 333-61610).

10.35*	Agreement, dated April 13, 2010, by and between the Company, Abraham Israeli and Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 15, 2010 (File No. 333-61610).

10.36*	First Amendment Agreement, dated as of December 31, 2011, to the Agreement by and between the Company, Abraham Israeli and Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.37 of the Company’s Registration Statement on Form S-1, as filed with the SEC on February 3, 2012 (File No. 333-179331).

10.37	Common Stock Purchase Warrant, dated as of April 13, 2010, issued by the Company to Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.38 of the Company’s Registration Statement on Form S-1, as filed with the SEC on February 3, 2012 (File No. 333-179331).

10.38	Common Stock Purchase Warrant, dated as of April 13, 2011, issued by the Company to Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-1, as filed with the SEC on February 3, 2012 (File No. 333-179331).

10.39	Common Stock Purchase Warrant, dated as of April 13, 2012, issued by the Company to Hadasit Medical Research Services and Development Ltd.

10.40	Convertible Promissory Note, dated as of September 15, 2010, issued by the Company to Thomas B. Rosedale is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 15, 2010 (File No. 333-61610).

10.41*	Employment Agreement, dated June 23, 2010, by and between the Brainstorm Cell Therapeutics Ltd. and Liat Sossover is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010 (File No. 333-61610).

10.42*	Employment Agreement, dated January 30, 2011, by and between Brainstorm Cell Therapeutics Ltd. and Dr. Adrian Harel is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 2, 2011 (File No. 333-61610).

10.43	Form of Securities Purchase Agreement, dated as of February 2011, by and between the Company and certain investors is incorporated herein by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K filed on March 31, 2011(File No. 333-61610).

10.44	Form of Common Stock Purchase Warrant, dated as of February 2011, issued by the Company to certain investors is incorporated herein by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K filed on March 31, 2011(File No. 333-61610).

10.45	Form of Securities Purchase Agreement, dated as of February 7, 2011, by and between the Company and Karinel Ltd. is incorporated herein by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed on March 31, 2011(File No. 333-61610).

10.46	Form of Common Stock Purchase Warrant, dated as of February 7, 2011, issued by the Company to Karinet Ltd. is incorporated herein by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K filed on March 31, 2011(File No. 333-61610).

10.47	Clinical Trial Agreement, entered into as of February 17, 2010, among BrainStorm Cell Therapeutics Ltd., Prof. Dimitrios Karussis and Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 (File No. 000-54365).

10.48	Amendment to the Clinical Trial Agreement, entered into as of June 27, 2011, among BrainStorm Cell Therapeutics Ltd., Prof. Dimitrios Karousis and Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 (File No. 000-54365).

10.49*	BrainStorm Cell Therapeutics Inc. Director Compensation Plan is incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 (File No. 000-54365).

10.50	Common Stock Purchase Warrant, dated as of February 17, 2010, issued by BrainStorm Cell Therapeutics Inc. to Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.50 of the Company’s Registration Statement on Form S-1, as filed with the SEC on February 3, 2012 (File No. 333-179331).

10.51	Common Stock Purchase Warrant, dated as of February 17, 2010, issued by BrainStorm Cell Therapeutics Inc. to Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.51 of the Company’s Registration Statement on Form S-1, as filed with the SEC on February 3, 2012 (File No. 333-179331).

10.52	Common Stock Purchase Warrant, dated as of February 17, 2010, issued by BrainStorm Cell Therapeutics Inc. to Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.52 of the Company’s Registration Statement on Form S-1, as filed with the SEC on February 3, 2012 (File No. 333-179331).

10.53	Settlement and Waiver Agreement, dated July 25, 2011, by and among BrainStorm Cell Therapeutics Inc., BrainStorm Cell Therapeutics Ltd., Abraham Efrati and Pro Int Ltd. is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2011 (File No. 000-54365).

10.54*	Amended and Restated Executive Director Agreement, dated November 11, 2011, by and between the Company and Chen Schor is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed November 16, 2011 (File No. 333-61610).

10.55	Warrant Amendment Agreement, dated as of May 10, 2012, by and between BrainStorm Cell Therapeutics Inc. and ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2012 (File No. 000-54365)

10.56	Form of Securities Purchase Agreement, incorporated herein by reference to Annex A of the Company’s Rule 424(b)(1) Prospectus filed July 19, 2012 (File No. 333-179331).

10.57	Form of Placement Agency Agreement by and between Brainstorm Cell Therapeutics Inc. and Maxim Group LLC, incorporated herein by reference to Exhibit 10.58 of the Company’s Registration Statement filed June 29, 2012 (File No. 333-179331).

10.58	Form of Common Stock Purchase Warrant issued by Brainstorm Cell Therapeutics Inc. to Placement Agent, incorporated herein by reference to Exhibit A of Exhibit 10.58 of the Company’s Registration Statement filed June 29, 2012 (File No. 333-179331).

10.59	Form of Warrant, incorporated herein by reference to Annex B of the Company’s Rule 424(b)(1) Prospectus filed July 19, 2012 (File No. 333-179331).

10.60*	Employment Agreement dated January 24, 2013 between BrainStorm Cell Therapeutics Ltd. and Alon Natanson is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 28, 2013 (File No. 000-54365).

21	Subsidiaries of the Company.

23.1	Consent of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu.

23.2	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global.

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from the Annual Report on Form 10-K of Brainstorm Cell Therapeutics Inc. for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of December 31, 2012, and 2011; (2) Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and from September 22, 2000 (Inception) to December 31, 2012; (3) Statements of Changes in Stockholders’ Equity (Deficit) from September 22, 2000 (Inception) through December 31, 2012; (4) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and from September 22, 2000 (Inception) to December 31, 2012; and (5) Notes to Financial Statements.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

