Form 10-Q
period 2013-03-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2013-05-09
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 6, 2013, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 152,714,176.

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this quarterly report on Form 10-Q, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

UNAUDITED

U.S. DOLLARS IN THOUSANDS

3

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

UNAUDITED

U.S. DOLLARS IN THOUSANDS

INDEX

Page

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Statements of Changes in Stockholders' Equity (Deficiency)	7 - 15

Consolidated Statements of Cash Flows	16

Notes to Consolidated Financial Statements	17 - 33

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	March 31,	December 31,
	2013	2012
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	1,868	1,317
Short-term deposit	1,772	2,769
Account receivable	617	742
Prepaid expenses	43	46
Total current assets	4,300	4,874

Long-Term Assets:
Prepaid expenses	23	17
Severance payment fund	195	172
Total long-term investments	218	189

Property and Equipment, Net	234	247

Total assets	4,752	5,310

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade payables	246	358
Accrued expenses	656	605
Other accounts payable	159	176
Total current liabilities	1,061	1,139

Accrued Severance Pay	210	189

Total liabilities	1,271	1,328

Stockholders' Equity:
Stock capital: (Note 6)	7	7
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at March 31, 2013 and December 31, 2012; Issued and outstanding: 151,854,176 and 150,085,035 shares at March 31, 2013 and December 31, 2012 respectively.
Additional paid-in-capital	52,064	51,483
Deficit accumulated during the development stage	(48,590)	(47,508)
Total stockholders' equity	3,481	3,982

Total liabilities and stockholders' equity	4,752	5,310

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands

(Except share data)

	Three months		Period from September 22, 2000 (inception date) through
	ended March 31,		March 31,
	2013	2012	2013 (*)
	Unaudited		Unaudited

Operating costs and expenses:

Research and development, net	522	369	26,711
General and administrative	559	510	19,310

Total operating costs and expenses	1,081	879	46,021

Financial expenses (income), net	1	(11)	2,455
Other income	-	-	(132)

Operating loss	1,082	868	48,344

Taxes on income	-	4	82

Loss from continuing operations	1,082	872	48,426

Net loss from discontinued operations	-	-	164

Net loss	1,082	872	48,590

Basic and diluted net loss per share from continuing operations	0.01	0.01

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	150,953,117	126,591,262

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data)

						Deficit
						accumulated
	Common stock			Additional paid-in	Deferred Stock - based	during the development	Total stockholders'
	Number	Amount		capital	compensation	stage	equity

Balance as of December 31, 2011	126,444,309	$6		$45,560	$-	$(44,078)	$1,488

Stock-based compensation related to options and stock granted to service providers	794,423	-		195	-	-	195
Stock-based compensation related to stock and options granted to directors and employees	885,000	-		560	-	-	560
Exercise of options	1,182,606	(*	)	137	-	-	137
Exercise of warrants	959,729	(*	)	9	-	-	9
Issuance of shares for private placement	19,818,968	1		5,022		-	5,023
Net loss	-	-		-	-	(3,430)	(3,430)

Balance as of December 31, 2012	150,085,035	$7		$51,483	$-	$(47,508)	$3,982

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2012	150,085,035	$7	$51,483	$-	$(47,508)	$3,982

Stock-based compensation related to options and stock granted to service providers	809,6961	-	98	-	-	98
Stock-based compensation related to stock and options granted to directors and employees	-	-	203	-	-	203
Issuance of shares for private placement	833,334	-	250	-	-	250
Conversion of convertible loan	126,111	-	30	-	-	30
Net loss		-	-	-	(1,082)	(1,082)

Balance as of March 31, 2013	151,854,176	7	52,064	-	(48,590)	3,481

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(Except share data)

	Three months ended March 31,		Period from September 22, 2000 (inception date) through March 31,
	2013	2012	2013 (*)
	Unaudited		Unaudited
Cash flows from operating activities:
Net loss	(1,082)	(872)	(48,590)
Less - loss for the period from discontinued operations	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	33	38	1,191
Severance pay, net	(2)	1	15
Accrued interest on loans	-	-	451
Amortization of discount on short-term loans	-	-	1,864
Change in fair value of options and warrants	-	-	(795)
Expenses related to shares and options granted to service providers	128	4	21,809
Amortization of deferred stock-based compensation related to options granted to employees	203	177	7,584
Decrease (increase) in accounts receivable and prepaid expenses	128	(249)	(660)
Increase (decrease) in trade payables and convertible note	(112)	81	719
Increase in other accounts payable and accrued expenses	34	74	1,321
Erosion of restricted cash	-	-	(6)
Net cash used in continuing operating activities	(670)	(746)	(14,933)
Net cash used in discontinued operating activities	-	-	(23)
Total net cash used in operating activities	(670)	(746)	(14,956)

Cash flows from investing activities:
Purchase of property and equipment	(20)	(52)	(1,243)
Restricted cash	-	-	6
Investment in short-term deposit	997	-	(1,772)
Investment in lease deposit	(6)	-	(23)
Net cash used in continuing investing activities	971	(52)	(3,032)
Net cash used in discontinued investing activities	-	-	(16)
Total net cash used in (provided by) investing activities	971	(52)	(3,048)

Cash flows from financing activities:
Proceeds from issuance of Common stock, net	250	-	17,592
Proceeds from loans, notes and issuance of warrants, net	-	-	2,061
Proceeds from exercise of warrants and options	-	20	777
Repayment of short-term loans	-	-	(601)
Net cash provided by continuing financing activities	250	20	19,829
Net cash provided by discontinued financing activities	-	-	43
Total net cash provided by financing activities	250	20	19,872
Increase in cash and cash equivalents	551	(778)	1,868
Cash and cash equivalents at the beginning of the period	1,317	1,923	-
Cash and cash equivalents at end of the period	1,868	1,145	1,868

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

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

D.	On October 25, 2004, the Company formed a wholly-owned subsidiary in Israel, Brainstorm Cell Therapeutics Ltd. ("BCT").

E.	On November 18, 2004, the Company changed its name from Golden Hand Resources Inc. to Brainstorm Cell Therapeutics Inc. to better reflect its new line of business in the development of novel cell therapies for neurodegenerative diseases. BCT, as defined above, owns all operational property and equipment.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 1 -	GENERAL (Cont.)

K.	On February 19, 2013, Brainstorm Ltd established a wholly-owned subsidiary, Brainstorm Cell Therapeutics UK Ltd. (“Brainstorm UK”). Brainstorm UK will act on behalf of the parent Company in the EU.

L.	On February 21, 2013, Brainstorm UK filed a request for Orphan Medicinal Product Designation by the European Medicine Agency (EMA) for its Autologous Bone Marrow derived Mesenchyme Stromal cells Secreting Neurotropic factors (MSC-NTF, NurOwn).

GOING CONCERN:

As reflected in the accompanying financial statements, the Company’s operations for the three months ended March 31, 2013, resulted in a net loss of $1,082. The Company’s balance sheet reflects an accumulated deficit of $48,590. These conditions, together with the fact that the Company is a development stage Company and has no revenues nor are revenues expected in the near future, raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital.

In 2009, the Company decided to focus only on the effort to commence clinical trials for ALS and such trials did commence in 2011.

In July 2012, the Company raised $4.9 million, net, in a public offering (See Note 6B (i)). However, there can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2012 are applied consistently in these financial statements.

NOTE 3 -	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its wholly-owned subsidiary as of March 31, 2013 and for the three months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

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

The Company is to pay Ramot royalties on Net Sales on a Licensed Product by Licensed Product and jurisdiction by jurisdiction basis as follow:

a)	So long as the making, producing, manufacturing, using, marketing, selling, importing or exporting of such Licensed Product is covered by a Valid Claim or is covered by Orphan Drug Status in such jurisdiction – 5% of all Net Sales.

b)	In the event the making, producing, manufacturing, using, marketing, selling, importing or exporting of such Licensed Product is not covered by a Valid Claim and not covered by Orphan Drug status in such jurisdiction – 3% of all Net Sales until the expiration of 15 years from the date of the First Commercial Sale of such Licensed Product in such jurisdiction.

NOTE 5 -	CONSULTING AGREEMENTS

A.	On July 8, 2004, the Company entered into two consulting agreements with Prof. Eldad Melamed and Dr. Daniel Offen (together, the "Consultants"), under which the Consultants provide the Company scientific and medical consulting services in consideration for a monthly payment of $6 each. In addition, the Company granted each of the Consultants, a fully vested warrant to purchase 1,097,215 shares of Common Stock at an exercise price of $0.01 per share. The warrants issued pursuant to the agreement were issued to the Consultants effective as of November 4, 2004. Each of the warrants is exercisable for a seven-year period beginning on November 4, 2005. As of September 2010, all the above warrants had been exercised. In June 2012 an amendment was signed with Dr. Daniel Offen, according to which the company pays Daniel Offen a monthly payment of $6, out of which $3 in cash and $3 by grant of Company stock.

B.	On December 16, 2010, the Company approved a grant of 1,100,000 shares of the Company's Common Stock to the two Consultants, for services rendered through December 31, 2010. Related compensation in the amount of $220 was recorded as research and development expense. A sum of $487 was cancelled concurrently with the issuance of the 1,100,000 shares of Common Stock of the Company.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 5 -	CONSULTING AGREEMENTS (Cont.)

C.	On June 27, 2011, the Company approved an additional grant of 400,000 shares of the Company's Common Stock to Prof. Daniel Offen, for services rendered through December 31, 2009. Related compensation in the amount of $192 was recorded as research and development expense.

D.	On August 1, 2012, the Company approved an additional grant of 623,077 shares of the Company's Common Stock to the Consultants, for services rendered from January 1, 2011 through June 30, 2012. Related compensation in the amount of $162 was recorded as research and development expense.

E.	On January 16, 2013, the Company granted the Consultants an aggregate of 216,000 shares of Common Stock for their services from January 1, 2012 through December 31, 2012. Related compensation in the amount of $54 was recorded as research and development expense.

NOTE 6 -	STOCK CAPITAL

A.	The rights of Common Stock are as follows:

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

(b)	On February 23, 2005, the Company completed a private placement for sale of 1,894,808 units for total proceeds of $1,418. Each unit consisted of one share of Common Stock and a three-year warrant to purchase one share of Common Stock at $2.50 per share. This private placement was consummated in three tranches which closed in October 2004, November 2004 and February 2005. All warrants are no longer valid

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 -	STOCK CAPITAL

B.	Issuance of shares, warrants and options: (Cont.)

1.	Private placements and public offering: (Cont.)

(d)	In July 2007, the Company entered into an investment agreement, that was amended in August 2009, according to which for an aggregate subscription price of up to $5 million, the Company issued 41,666,667 shares of Common Stock and a warrant to purchase 10,083,333 shares of the Company's common stock at an exercise price of $0.20 per share and a warrant to purchase 20,166,667 shares of common stock at an exercise price of $0.29 per share. The warrants may be exercised at any time and expire on November 5, 2013.

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

(e)	In January 2010, the Company issued 1,250,000 units to a private investor for total proceeds of $250. Each unit consisted of one share of Common Stock and a two-year warrant to purchase one share of Common Stock at $0.50 per share. All warrants are no longer valid.

(f)	In February 2010, the Company issued 6,000,000 shares of Common Stock to three investors (2,000,000 to each investor) and warrants to purchase an aggregate of 3,000,000 shares of Common Stock (1,000,000 to each investor) with an exercise price of $0.50 for aggregate proceeds of $1,500 ($500 each).

(g)	In February 2011, the Company issued 833,333 shares of Common Stock, at a price of $0.30 per share, and a warrant to purchase 641,026 shares of the Company's Common Stock at an exercise price of $0.39 per share exercisable for one year for total proceeds of $250. The warrants are no longer valid.

(h)	On February 23, 2011, the Company entered into an investment agreement, pursuant to which the Company agreed to sell up to 12,815,000 shares of Common Stock, for an aggregate subscription price of up to $3.6 million and warrants to purchase up to 19,222,500 shares of Common Stock as follows: warrant to purchase 12,815,000 shares of Common Stock at $0.5 per share for two years, and warrants to purchase 6,407,500 shares of Common Stock at $0.28 per share for one year, out of which 946,834 were exercised, and 5,460,666 were cancelled.

In addition, the Company agreed to pay 10% of the funds received for the distribution services received, out of this amount, 4% was be paid in stock and the remaining 6% in cash. Accordingly, in March 2011, the Company issued 512,600 shares of Common Stock and paid $231.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

1.	Private placements and public offering: (Cont.)

(I)	On July 17, 2012, the Company raised $5.7 million gross proceeds through a public offering (“Public Offering”) of its common stock. The Company issued a total of 19,818,968 common stock of $0.00005 par value, ($0.29 per share) and 14,864,228 warrants to purchase 0.75 shares of Common Stock for every share purchased in the Public Offering, at an exercise price of $0.29 per share. The Warrants are exercisable until the 30 month anniversary of the date of issuance. After deducting closing costs and fees, the Company received net proceeds of approximately $4.9 million.

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

(j)	On February 4, 2013, the Company issued 126,111 shares of Common Stock to an investor, according to a settlement agreement, for the correction of the conversion rate of a $200 convertible loan. The convertible loan was issued in 2006 and converted in 2010.

(k)	On February 7, 2013, the Company issued 833,334 units to a private investor for total proceeds of $250. Each unit consisted of one share of Common Stock and a warrant to purchase one share of Common Stock at $0.50 per share exercisable for 32 months.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

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

In consideration of the services to be provided by Prof. Israeli to the Company under the Agreement, the Company agreed to grant equity annually during the term of the Agreement for the purchase of its Common Stock, as follows:

•	An option for the purchase of 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share to Prof. Israeli; and

•	A warrant for the purchase of 33,334 shares of Common Stock at an exercise price equal to $0.00005 per share to Hadasit,

Such options and warrants will vest and become exercisable in twelve (12) consecutive equal monthly amounts.

Accordingly, the Company granted to Prof. Israeli in each of April 2010, June 2011 and April 2012, an option to purchase 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share. The aggregated compensation related to such warrants recorded as of December 31, 2012 is $126 was classified as general and administrative expense.

In addition, the Company granted Hadasit, in each of April 2010, June 2011 and April 2012, a warrant to purchase 33,334 shares of Common Stock at an exercise price equal to $0.00005 per share. The aggregated compensation related to the options recorded as of December 31, 2012 is $24 was classified as research and development expense.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

(a)	Options to employees and directors: (Cont.)

In January 2011, the Company granted to its former CEO, an option to purchase 450,000 shares of Common Stock of the Company at $0.20 per share. The total compensation related to the option is $177, which is amortized over the vesting period as general and administrative expense.

On June 27, 2011, the Company granted to three of its directors options to purchase an aggregate of 634,999 shares of Common Stock of the Company at $0.15 per share. The total compensation related to the option was $287, which is amortized over the vesting period as general and administrative expense.

On August 10, 2011, the Company granted to its CEO, an option to purchase 70,000 shares of Common Stock of the Company at $0.20 per share. The total compensation related to the option was $26, which was amortized as general and administrative expense.

On August 1, 2012, the Company granted to three of its directors options to purchase an aggregate of 460,000 shares of Common Stock of the Company at $0.15 per share. The total compensation related to the option was $105, which is amortized over the vesting period as general and administrative expense.

On August 1, 2012, the Company granted to its former CEO, an option to purchase 70,000 shares of Common Stock of the Company at $0.26 per share. The total compensation expense related to the option was $16, which was amortized as general and administrative expense.

On January 24, 2013, the Company granted its new Chief Executive Officer an option to purchase 4,000,000 shares of Common Stock at an exercise price of $0.29 per share. The option will vest 33% of the shares subject thereto on the first anniversary of the date of grant and the remainder shall vest over 36 consecutive months.

The Company also agreed in the Employment Agreement dated January 24, 2013 to grant its Chief Executive Officer an additional option to purchase 2,000,000 shares of Common Stock, if certain conditions precedent occur prior to January 24 2014. Such option, which has not been granted at this time, would have an exercise price of $0.29 per share and vest as to 33.33% of the number of shares after one year, and the remainder of the shares would become exercisable in 36 consecutive, equal monthly installments thereafter.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

(a)	Options to employees and directors: (Cont.)

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the three months ended March 31, 2013
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	4,751,665	0.18
Granted	4,000,000	0.29
Exercised	-	-
Cancelled	-	-

Outstanding at end of period	8,751,665	0.23	175,033

Vested and expected-to-vest at end of period	4,187,360	0.18	293,115

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on March 31, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2013.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

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

On June 27, 2011, the Company granted to two of its directors 476,666 (total) shares of Common Stock, which shares are fully vested as of March 31, 2013. Related compensation in the amount of $229 will be recorded as general and administrative expense.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

(a)	Restricted shares to directors: (Cont.)

In August 2012, the Company issued to two directors, four of its Scientific Advisory Board members and three of its Advisory Board members a total of 885,000 restricted shares of Common Stock. The shares will vest in 12 equal monthly portions over the service period. Related compensation in the amount of $198 will be recorded as general and administrative expense.

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

a)	Warrants to investors and service providers and investors:

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through

November-December 2004	14,600,845	14,396,010	204,835	-	0.00005 - 0.01	-	-
February-December 2005	3,058,471	173,000	2,548,308	337,163	0.15 - 2.5	337,163	Jun - Dec 2015
February-December 2006	1,686,355	727,696	478,659	480,000	0.005 – 1.5	480,000	Feb - May 2016
March 2007	14,803,300		1,003,300	13,800,000	0.15 - 0.47	13,800,000	Nov 2013 – Oct 2017
April 2008	9,175,000			9,175,000	0.15 - 0.29	9,175,000	Nov 2013 – Sep 2018
Apr-Oct 2009	4,937,500	100,000		4,837,500	0.067 – 0.29	4,837,500	Nov 2013 – Oct 2019
January 2010	1,250,000		1,250,000	-	0.5	-	-
February 2010	125,000	125,000		-	0.01	-	-
February 2010	3,000,000		3,000,000	-	0.5	-	-
February 2010	1,500,000			1,500,000		500,000	Feb 2020
April 2010	33,334			33,334	0.00005	33,334	Apr 2020
January 2011	4,537,500			4,537,500	0.29	4,537,500	Nov 2013
February 2011	641,026		641,026	-	0.39	-	-
February 2011	6,407,500	946,834	5,460,666	-	0.28	-	-
February 2011	12,815,000			12,815,000	0.5	12,815,000	Feb 2013
April 2011	33,334			33,334	0.01	33,334	Apr 2021
April 2012	33,334			33,334	0.01	30,556	Apr 2022
July 2012	493,966			493,966	0.348	493,966	Jul 2014
July 2012	232,758			232,758	0.29	232,758	Jan 2015
July 2012	14,864,228			14,864,228	0.29	14,864,228	Jan 2015
Feb 2013	833,334			833,334	0.5	833,334	Oct 2015
	95,061,785	16,468,540	14,586,794	64,006,451		63,003,673

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

(a)	Warrants to investors and service providers and investors:

The fair value for the warrants to service providers was estimated on the measurement date determined using a Black-Scholes option pricing model, with the following weighted-average assumptions for the year ended December 31, 2010; weighted average volatility of 140%, risk free interest rates of 2.39%-3.14%, dividend yields of 0% and a weighted average life of the options of 5-5.5 and 1-9 years. There were no grants to service providers during 2012 and 2013 using Black-Scholes calculation.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

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

On December 30, 2009, the Company issued to Ramot 1,120,000 shares of the Company's Common Stock (See Note 4).

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

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

On January 16, 2013, the Company granted an aggregate of 216,000 shares of Common Stock of the Company to two consultants, for services rendered through December 31, 2012. Related compensation expense in the amount of $54 was recorded as research and development expense.

On March 11, 2013, the Company granted to its legal advisor 193,696 shares of Common Stock for 2013 legal services. As of March 31, 2013, related compensation expense in the amount of $11 was recorded as general and administrative expense.

On March 11, 2013, the Company granted to two of its service provider 400,000 an aggregate of shares of the Company's Common Stock. The shares are public relations services. As of March 31, 2013, related compensation expense in the amount of $31 was recorded as general and administrative expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 -	STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

(b)	Shares: (Cont.)

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers, was comprised, at each period, as follows:

	Three months ended March 31,		Period from September 22, 2000 (inception date) through March 31,
	2013	2012	2013
	U.S. $ in thousands
Research and development	75	13	17,841
General and administrative	226	168	10,884
Financial expenses, net	-	-	248
Total stock-based compensation expense	301	181	28,973

NOTE 7 -	SUBSEQUENT EVENTS

A.	On April 8, 2013, the Company entered into an agreement with Dana-Farber Cancer Institute (“Dana-Farber”) to provide cGMP-compliant clean room facilities for production of the Company’s NurOwn™ stem cell candidate during its upcoming Phase II ALS trial in the United States. The Company’s Phase II trial, to be launched in the second half of 2013 pending FDA approval, will be conducted at Massachusetts General Hospital (“MGH”), the University of Massachusetts (“UMass”) Hospital and the Mayo Clinic. The Connell and O'Reilly Cell Manipulation Core Facility at Dana-Farber will produce NurOwn for the MGH and UMass Hospital clinical sites.

B.	On April 13, 2013, the Company granted Hadasit an option to purchase 33,334 shares of Common Stock at an exercise price equal to $0.00005 per share. The aggregated compensation expense related to the options will be recorded and classified as research and development expense.

C.	In addition, on April 13, 2013 the Company granted to Prof. Israeli an option to purchase 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share. The aggregated compensation expense related to the options will be recorded and classified as general and administrative expense.

D.	On April 19, 2013, the Company issued to two of its directors and four of its Advisory Board members a total of 760,000 restricted shares of Common Stock. The shares will vest in 12 equal monthly portions until fully vested on the anniversary of grant. Related compensation expense in the amount of $175 will be recorded as general and administrative expense.

E.	On April 19, 2013, the Company granted to three of its directors options to purchase an aggregate of 460,000 shares of Common Stock of the Company at $0.15 per share. The total compensation expense related to the option will be recorded as general and administrative expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

F.	On April 18, 2013, the stockholders of the Company authorized the Board of Directors of the Company, in its discretion, should it deem it to be appropriate and in the best interests of the Company and its stockholders, to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding shares of common stock by a ratio of between 1-for-10 and 1-for-20, inclusive, without further approval or authorization of the Company’s stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. and its potential future business operations and performance. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” Some of these are described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2012. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

Company Overview

Brainstorm Cell Therapeutics Inc. (“Brainstorm” or the “Company”) is a biotechnology company developing innovative adult stem cell therapies for highly debilitating neurodegenerative disorders such as Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig's disease), Multiple Sclerosis (“MS”), and Parkinson’s disease (“PD”). These devastating diseases have limited treatment options and as such represent highly unmet medical needs.

NurOwn, the Company’s proprietary process for the propagation of Mesenchymal Stem Cells (“MSC”) and their differentiation into NeuroTrophic factor (“NTF”) secreting cells (“MSC-NTF”), and their transplantation at, or near, the site of damage, offers the hope of overcoming neurodegenerative diseases.

The Company’s approach has a high safety profile based on its use of autologous cells, which are free of the risk of rejection, tumor formation, controversy or ethical issues.

The Company’s core technology was developed in collaboration with prominent neurologist Prof. Eldad Melamed, former head of Neurology of the Rabin Medical Center and member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research, and expert cell biologist Prof. Daniel Offen of the Felsenstein Medical Research Center of Tel Aviv University.

The Company’s wholly-owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the “Israeli Subsidiary”), holds rights to commercialize the technology, through a licensing agreement with Ramot at Tel Aviv University Ltd. (“Ramot”), the technology transfer company of Tel Aviv University, Israel.

On February 17, 2010, the Company’s Israeli Subsidiary entered into a series of agreements with Hadasit Medical Research Services and Development Ltd., a subsidiary of the Hadassah Medical Organization (“Hadassah”) and Professor Dimitrios Karousis (the “Clinical Trial Agreement”). Under the Clinical Trial Agreement, Hadassah and the Company’s personnel agreed to conduct a clinical trial to evaluate the safety and tolerability of the Company’s NurOwn cells in patients with ALS, in accordance with a protocol developed jointly by us and Hadassah.

In February 2011, the U.S. Food and Drug Administration (“FDA”) granted Orphan Drug designation to NurOwn, the Company’s autologous adult stem cell product candidate for the treatment of ALS. Orphan Drug status entitles the Company to seven years of marketing exclusivity for NurOwn upon regulatory approval, as well as the opportunity to apply for grant funding from the US government of up to $400,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA's application user fee.

In June 2011, the Company initiated a Phase I/II clinical trial for the treatment of ALS with NurOwn at the Hadassah University Medical Center in Jerusalem (“HUMC”), after receiving approval from the Israeli Ministry of Health (“MoH”). The Company is the first company to receive clearance from the MoH to carry out a differentiated stem-cell based therapeutic clinical trial in Israel. The Company’s production process for manufacturing clinical grade MSC-NTF cells is in full compliance with Good Manufacturing Practice (“GMP”) requirements.

In July 2011, the Company entered into a Memorandum of Understanding with Massachusetts General Hospital (“MGH”) and the University of Massachusetts (“UMass”) Medical School in anticipation of applying for FDA approval to begin ALS human clinical trials in the United States. Pending submission of an Investigational New Drug (“IND”) application to the FDA and subsequent approval, the Company is planning to launch a Phase II clinical trial at these institutions in late 2013.

In July 2012, the Company submitted an interim safety report to the MoH for the first 12 of 24 patients in the Phase I/II clinical trial. The report confirmed that the Company’s NurOwn therapy is safe, did not cause any adverse side effects, and some of the patients showed promising indications of clinical improvement.

In January 2013, the MoH approved acceleration to a Phase IIa combined treatment, dose-escalating trial, which the Company is currently conducting at HUMC. In this safety and preliminary efficacy trial, 12 early-stage ALS patients will receive both intramuscular and intrathecal injections of NurOwn cells in three cohorts with increasing doses. The patients will be followed for six months after transplantation.

In January 2013, the Company also announced that it had successfully completed a 12-week repeat dose toxicity study with the Company’s NurOwn cells in mice. These repeat doses were prepared from frozen cells, using a proprietary method recently developed by the Company. The Company’s cryopreservation, or freezing, method will enable long-term storage, and production of repeat patient doses of NurOwn without the need for additional bone marrow aspirations. The Company believes that the positive data from the toxicity study in mice will support the Company’s efforts to obtain approval for a future repeat dose clinical study in ALS patients. The study was conducted at Harlan Israel’s laboratories, according to the FDA’s Good Laboratory Practice (“GLP”) standards. The study protocol was approved by the Israeli MoH.

On February 21, 2013, the Company’s wholly-owned U.K. subsidiary, Brainstorm Cell Therapeutics UK Ltd. (the “UK Subsidiary”) filed a request for Orphan Medicinal Product Designation by the European Medicine Agency (“EMA”) for the Company’s autologous bone marrow-derived mesenchymal stem cells secreting neurotropic factors.

In March 2013, principal investigator Professor Dimitrios Karussis of Hadassah presented some of the final data from the Phase I/II trial at the American Academy of Neurology Annual Meeting. The trial results analyzed to date confirmed the safety of the NurOwn treatment protocol and also demonstrated initial signs of efficacy. There was a significantly slower decline in overall clinical and respiratory function, as measured by the ALS Functional Rating Score (ALSFRS-R) and Forced Vital Capacity (FVC) score respectively, in the six patients that received an intrathecal injection of the cells, in the six months following treatment as compared to the three months preceding treatment.

In March 2013, the Company entered into a Memorandum of Understanding with the Mayo Clinic in Rochester, Minnesota, to participate as an additional clinical site in the Company’s Phase II clinical trial planned for later this year. The team there will be led by Professor Anthony J. Windebank, Head of the Regenerative Neurobiology Laboratory in the Department of Neurology.

In April 2013, the Company entered into an agreement with Dana-Farber Cancer Institute (“Dana-Farber”) whereby Dana-Farber’s Connell and O'Reilly Cell Manipulation Core Facility will produce NurOwn in its cGMP-compliant clean rooms for the MGH and UMass Hospital clinical sites during the Company’s upcoming Phase II ALS trial in the United States.

The Company’s efforts are currently directed at:

▪	Conducting a Phase IIa dose-escalating clinical trial with 12 ALS patients in Israel;
▪	Submitting an IND to the FDA;
▪	Initiating a Phase II ALS clinical trial in the United States;
▪	Collaborating with Octane Biotech on development of a customized NurOwn bioreactor; and
▪	Completing pre-clinical studies on MS.

Our Approach

The Company’s NurOwn technology is based on a novel differentiation protocol which differentiates the bone marrow-derived mesenchymal stem cells into neuron-supporting cells, MSC-NTF cells, capable of releasing several neurotrophic factors, including Glial-derived neurotrophic factor (“GDNF”) and Brain-derived neurotrophic factor (“BDNF”).

The Company’s approach to treatment of neurodegenerative diseases with autologous adult stem cells includes a multi-step process beginning with harvesting of undifferentiated stem cells from the patient's own bone marrow, and concluding with transplantation of differentiated, neurotrophic factor-secreting mesenchymal stem cells (MSC-NTF) into the same patient – intrathecally and/or intramuscularly.

The Company’s proprietary, optimized processes for induction of differentiation of human bone marrow derived mesenchymal stem cells into differentiated cells that produce NTF (MSC-NTF) are conducted in full current Good Manufacturing Practice (“cGMP”) compliance.

The NurOwn Transplantation Process

▪	Bone marrow aspiration from patient;
▪	Isolation and expansion of the mesenchymal stem cells;
▪	Differentiation of the expanded stem cells into neurotrophic-factor secreting (MSC-NTF) cells; and
▪	Autologous transplantation into the patient’s spinal cord or muscle tissue.

This approach is based on pre-clinical data documented by the Company’s research team, led by Prof. Melamed and Prof. Offen.

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

Clinical Indication I: ALS (current) – Based on the fast-track approval of the Israeli MoH, the Company is currently conducting a Phase IIa dose-escalating trial to evaluate safety and preliminary efficacy of NurOwn in ALS patients. Pending submission of an IND application to the FDA and subsequent approval, the Company is planning to launch a Phase II clinical trial in the USA in mid-2013. Following the successful completion of these, the Company hopes to progress to repeat dosing and Phase III trials.

Clinical Indication II: MS (future) – Based on positive proof-of-concept results obtained at Tel Aviv University with MSC-NTF cells for MS, the Company is currently conducting pre-clinical studies for this disease.

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until March 31, 2013, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2017. In addition, the Company has incurred operating costs and other expenses of approximately $1,081,000 during the three months ended March 31, 2013, and approximately $46,021,000 for the period from inception (September 22, 2000) until March 31, 2013. Operating expenses incurred since inception were approximately $19,310,000 for general and administrative expenses and $26,711,000 for research and development costs.

Research and Development, net:

Research and development expenses, net for the three months ended March 31, 2013 and 2012 were $522,000 and $369,000, respectively. In addition, the Company’s grant from The Office of the Chief Scientist increased by $40,000 to $280,000 for the three months ended March 31, 2013 from $240,000 for the three months ended March 31, 2012.

The increase in research and development expenses for the three months ended March 31, 2013 is primarily due to: (i) an increase of $71,000 in costs associated with the clinical trials, conducted in accordance with GMP in Hadassah, for an aggregate amount of $415,000 for the three months ended March 31, 2013, compared to $343,000 for the three months ended March 31, 2012; (ii) an increase of $70,000 in payroll costs due to recruitment of three additional employees to conduct the clinical trials and (iii) an increase of $49,000 for consulting fees, stock-based compensation expenses, rent and travel costs. This increase was offset by an increase of $40,000 in CSO grants from $240,000 in the three months ended March 31, 2012 to $280,000 in the three months ended March 31, 2013.

General and Administrative:

General and administrative expenses for the three months ended March 31, 2013 and 2012 were $559,000 and $510,000, respectively.

The increase in general and administrative expenses for the three month period ended March 31, 2013 from the three month period ended March 31, 2012 is primarily due to: (i) an increase of $58,000 in stock-based compensation expenses, from $168,000 in the three months ended March 31, 2012 to $226,000 in the three months ended March 31, 2013 and (ii) an increase of $35,000 in payroll costs in the three months ended March 31, 2013. This increase was partially offset by a decrease of $44,000 for consulting fees.

Financial Expenses:

Financial expense for the three months ended March 31, 2013 was $1, compared to a financial income of $11,000 for the three months ended March 31, 2012.

The financial expense for the three months ended March 31, 2013 is mainly due to bank charges that were offset by an interest receivable from a bank deposit in the amount of $22,000 (no such income was received in the three months ended March 31, 2012). The financial income for the three months ended March 31, 2012 was mainly from conversion exchange rates and income on deposits in banks.

Net Loss:

Net loss for the three months ended on March 31, 2013 was $1,082,000, as compared to a net loss of $872,000 for the three months ended March 31, 2012. Net loss per share for the three months ended March 31, 2013 and March 31, 2012 was $0.01.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended March 31, 2013 was 150,953,117, compared to 126,591,262 for the three months ended March 31, 2012.

The increase in the weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended March 31, 2013 was due to (i) the issuance of shares of Common Stock in a public offering in July 2012, as described in more detail below, (ii) the exercise of options and warrants, and (iii) the issuance of shares to service providers and private investors.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants and the issuance of convertible promissory notes. At March 31, 2013, the Company had $4,300,000 in total current assets and $1,061,000 in total current liabilities.

Net cash used in operating activities was $670,000 for the three months ended March 31, 2013. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash provided by investing activities was $971,000 for the three months ended March 31, 2013.

Net cash provided by financing activities was $250,000 for the three months ended March 31, 2013 and is solely attributable to private investors.

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

The Company’s material cash needs for the next 12 months include the payments due under an agreement with Hadassah to conduct clinical trials in ALS patients, under which it must pay to Hadassah an amount of (i) up to $32,225 per patient (up to $773,400 in the aggregate) and (ii) $65,000 per month for rent and operation of the GMP facilities in anticipation of Hadassah's clinical trials.

The Company’s other material cash needs for the next 12 months will include payments of (i) Initiation and on-going costs of the clinical trial in the US (ii) employee salaries, (iii) patents, (iv) construction fees for facilities to be used in the Company’s research and development and (v) fees to Company consultants and legal advisors.

The Company believes it has sufficient funds to meet its obligations in the upcoming 12 months. However, future operations are very capital intensive and will require substantial capital raisings. If the Company is not able to raise substantial additional capital, it may not be able to continue to function as a going concern and may have to cease operations. Even if the Company obtains funding sufficient to continue functioning as a going concern, it will be required to raise a substantial amount of capital in the future in order to reach profitability and to complete the commercialization of the Company’s products. The Company’s ability to fund these future capital requirements will depend on many factors, including the following:

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

There were no significant changes to our critical accounting policies during the quarter ended March 31, 2013. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of operations in the normal course of business, which we consider routine and incidental to our business. We currently are not a party to any material legal proceedings, the adverse outcome of which, in management’s opinion, would have a material adverse effect on our business, results of operation or financial condition.

Item 1A. Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following Risk Factor has been restated from the Annual Report on Form 10-K to correctly indicate that the Company’s disclosure controls and procedures were effective as of December 31, 2012:

If we fail to maintain an effective system of internal controls, we may be unable to accurately report our results of operations or prevent fraud, and investor confidence and the market price of our Common Stock may be materially and adversely affected.

As a public company in the United States, we are subject to the reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required under Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules requiring every public company to include a report of management on the effectiveness of such company’s internal control over financial reporting in its annual report. Our consolidated financial statements for the year ended December 31, 2012 provided that our management has performed an evaluation of the effectiveness of our disclosure controls and internal control over financial reporting for the periods covered by Forms 10-K and 10-Q, and concluded that our disclosure controls and procedures were effective as of December 31, 2012. We have developed and taken several measures designed to remediate the material weaknesses in our internal control over financial reporting. However, these measures may not be sufficient to avoid potential future material weaknesses. We may require more resources and incur more costs than currently expected to any additional significant deficiencies or material weaknesses that may be identified, which may adversely affect our results of operations. If the material weakness recurs, or if we identify additional weaknesses or fail to timely and successfully implement new or improved controls, our ability to assure timely and accurate financial reporting may be adversely affected, and we could suffer a loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the trading price of our shares of Common Stock, result in lawsuits being filed against us by our shareholders, or otherwise harm our reputation. In addition, our auditor is not required to attest to the effectiveness of our internal controls over financial reporting due to our status of qualifying as a small reporting company. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our share price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 16, 2013, the Company issued 72,000 and 144,000 shares of Common Stock to Dani Offen and Eldad Melamed, respectively, for consulting services. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering.  No underwriters were involved with the issuance of such securities.

On February 4, 2013, the Company issued 126,111 shares of Common Stock to Aaron Lasry in accordance with a settlement agreement with Mr. Lasry. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering.  No underwriters were involved with the issuance of such securities.

In March 2013, the Company issued 250,000 shares of Common Stock to Emerging Markets Consulting, LLC for consulting, marketing and public relations services pursuant to the Company’s March 2013 Agreement with Emerging Markets Consulting, LLC. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering.  No underwriters were involved with the issuance of such securities.

In March 2013, the Company issued 150,000 shares of Common Stock to LifeSci Advisors, LLC for consulting, marketing and public relations services pursuant to the Company’s March 2013 Agreement with LifeSci Advisors, LLC. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering.  No underwriters were involved with the issuance of such securities.

On April 13, 2013, pursuant to the April 2010 Agreement with Hadasit Medical Research Services and Development Ltd., the Company issued a warrant to purchase up to 33,334 shares of its Common Stock at an exercise price of $0.00005 per share, exercisable for a period of 10 years, to Hadasit Medical Research Services and Development Ltd. The issuance of these securities was effected without registration in reliance upon Regulation D promulgated under the Securities Act. No underwriters were involved with the issuance of such securities and no commissions were paid in connection with such transaction.

Item 5. Other Information.

During the quarter ended March 31, 2013, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

May 9, 2013	By:	/s/ Alon Natanson
Name: Alon Natanson
Title: Chief Executive Officer (Principal Executive Officer)

May 9, 2013	By:	/s/ Liat Sossover
Name: Liat Sossover
Title: Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Common Stock Purchase Warrant, dated as of April 13, 2013, issued by BrainStorm Cell Therapeutics Inc. to Hadasit Medical Research Services and Development Ltd.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

