Form 10-Q
period 2013-06-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2013-08-14
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 152,714,176.

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this quarterly report on Form 10-Q, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2013

UNAUDITED

U.S. DOLLARS IN THOUSANDS

3

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2013

UNAUDITED

U.S. DOLLARS IN THOUSANDS

INDEX

Page

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Statements of Changes in Stockholders' Equity (Deficiency)	7 - 15

Consolidated Statements of Cash Flows	16 - 17

Notes to Consolidated Financial Statements	18 - 33

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	June 30,	December 31,
	2013	2012
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	755	1,317
Short-term deposit	1,780	2,769
Account receivable	620	742
Prepaid expenses	135	46
Total current assets	3,290	4,874

Long-Term Assets:
Prepaid expenses	26	17
Severance payment fund	215	172
Total long-term assets	241	189

Property and Equipment, Net	263	247

Total assets	3,794	5,310

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade payables	373	358
Accrued expenses	606	605
Other accounts payable	221	176
Total current liabilities	1,200	1,139

Accrued Severance Pay	239	189

Total liabilities	1,439	1,328

Stockholders' Equity:
Stock capital: (Note 6)	7	7
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at June 30, 2013 and December 31, 2012; Issued and outstanding: 152,714,176 and 150,085,035 shares at June 30, 2013 and December 31, 2012 respectively.
Additional paid-in-capital	52,456	51,483
Deficit accumulated during the development stage	(50,108)	(47,508)
Total stockholders' equity	2,355	3,982

Total liabilities and stockholders' equity	3,794	5,310

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands

(Except share data)

	Six months ended		Three months ended		Period from September 22, 2000 (inception date) through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013 (*)
	Unaudited		Unaudited		Unaudited

Operating costs and expenses:

Research and development, net	$1,264	$754	$742	$385	27,453
General and administrative	1,302	958	743	448	20,053

Total operating costs and expenses	2,566	1,712	1,485	833	47,506

Financial expenses (income), net	16	(15)	15	(4)	2,470
Other income	-	-	-	-	(132)

Operating loss	2,582	1,697	1,500	829	49,844

Taxes on income	18	5	18	1	100

Loss from continuing operations	2,600	1,702	1,518	830	49,944

Net loss from discontinued operations	-	-	-	-	164

Net loss	$2,600	$1,702	$1,518	$830	50,108
Basic and diluted net loss per share from continuing operations	0.02	0.01	0.01	0.01

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	151,754,312	127,334,805	152,546,703	128,078,347

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands

(Except share data)

	Common stock		Additional paid-in	Deferred stock - based	Deficit accumulated during the development	Total stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2008	55,241,418	$3	$33,881	$-	$(35,960)	$(2,076)

Stock-based compensation related to options and stock granted to service providers	5,284,284	*	775	-	-	775
Stock-based compensation related to stock and options granted to directors and employees	-	-	409	-	-	409
Conversion of convertible loans	2,500,000	*	200	-	-	200
Exercise of warrants	3,366,783	*	-	-	-	-
Stock issued for amendment of private placement	9,916,667	1	-	-	-	1
Subscription of shares	-	-	729	-	-	729
Net loss	-	-	-	-	$(1,781)	(1,781)

Balance as of December 31, 2009	76,309,152	$4	$35,994	$-	$(37,741)	$(1,743)

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data)

					Deficit
					accumulated
	Common stock		Additional paid-in	Deferred Stock - based	during the development	Total stockholders'
	Number	Amount	capital	compensation	stage	equity

Balance as of December 31, 2011	126,444,309	$6	$45,560	$-	$(44,078)	$1,488

Stock-based compensation related to options and stock granted to service providers	794,423	-	195	-	-	195
Stock-based compensation related to stock and options granted to directors and employees	885,000	-	560	-	-	560
Exercise of options	1,182,606	*	137	-	-	137
Exercise of warrants	959,729	*	9	-	-	9
Issuance of shares for private placement	19,818,968	1	5,022		-	5,023
Net loss	-	-	-	-	(3,430)	(3,430)

Balance as of December 31, 2012	150,085,035	$7	$51,483	$-	$(47,508)	$3,982

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of December 31, 2012	150,085,035	$7	$51,483	$-	$(47,508)	$3,982

Stock-based compensation related to options and stock granted to service providers	809,696	-	172	-	-	172
Stock-based compensation related to stock and options granted to directors and employees	760,000	-	514	-	-	514
Issuance of shares for private placement	833,334	-	250	-	-	250
Conversion of convertible loan	126,111	-	30	-	-	30
Exercise of options	100,000	*	7	-	-	7
Net loss	-	-	-	-	(2,600)	(2,600)

Balance as of June 30, 2013	152,714,176	$7	$52,456	$-	$(50,108)	$2,355

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(Except share data)

	Six months ended		Three months ended		Period from September 22, 2000 (inception date) through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013(*)
	Unaudited		Unaudited		Unaudited

Cash flows from operating activities:

Net loss	$(2,600)	$(1,702)	$(1,518)	$(830)	$(50,108)
Less - loss for the period from discontinued operations	-	-	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	50	77	17	39	1,208
Severance pay, net	7	1	9	-	24
Accrued interest on loans	-	-	-	-	451
Amortization of discount on short-term loans	-	-	- -	-	1,864
Change in fair value of options and warrants	-	-	-	-	(795)
Expenses related to shares and options granted to service providers	202	8	74	4	21,883
Amortization of deferred stock-based compensation related to options granted to employees	514	313	311	136	7,895
Decrease (increase) in accounts receivable and prepaid expenses	33	(177)	(95)	72	(755)
Increase in trade payables and convertible note	15	271	127	190	846
Increase (decrease) in other accounts payable and accrued expenses	46	44	12	(30)	1,333
Erosion of restricted cash	-	-	-	-	(6)

Net cash used in continuing operating activities	(1,733)	(1,165)	(1,063)	(419)	(15,996)

Net cash used in discontinued operating activities	-	-	-	-	(23)

Total net cash used in operating activities	$(1,733)	$(1,165)	$(1,063)	$(419)	$(16,019)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(Except share data)

	Six months ended		Three months ended		Period from September 22, 2000 (inception date) through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013(*)
	Unaudited		Unaudited		Unaudited

Cash flows from investing activities:
Purchase of property and equipment	(66)	(61)	(46)	(9)	(1,289)
Restricted cash	-	-	-	-	6
Changes in short-term deposit	989	- (8)	(8)	-	(1,780)
Investment in lease deposit	(9)	-	(3)	-	(26)
Net (cash used in) provided by continuing investing activities	914	(61)	(57)	(9)	(3,089)
Net cash used in discontinued investing activities	-	-	-	-	(16)
Total net (cash used) in provided by investing activities	$914	$(61)	$(57)	$(9)	$(3,105)
Cash flows from financing activities:
Proceeds from issuance of Common stock, net	250	-	-	-	17,592
Proceeds from loans, notes and issuance of warrants, net	-	-	-	-	2,061
Proceeds from exercise of warrants and options	7	146	7	126	784
Repayment of short-term loans	-	-	-	-	(601)
Net cash provided by continuing financing activities	257	146	7	126	19,836
Net cash provided by discontinued financing activities	-	-	-	-	43
Total net cash provided by financing activities	257	$146	7	126	19,879

Increase (decrease) in cash and cash equivalents	(562)	(1,080)	(1,113)	(302)	755
Cash and cash equivalents at the beginning of the period	1,317	1,923	1,868	1,145	-

Cash and cash equivalents at end of the period	$755	$843	$755	$843	$755

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

F.	On September 17, 2006, the Company changed the Company's fiscal year-end from March 31 to December 31.

G.	In December 2006, the Company changed its state of incorporation from Washington to Delaware.

H.	Since its inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, acquiring assets and raising capital. In addition, the Company has not generated revenues. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7, "Accounting and reporting by development Stage Enterprises" ASC 915-10.

I.	In October 2010, the Israeli Ministry of Health (“MOH”) granted clearance for a Phase I/II clinical trial using the Company’s autologous NurOwn stem cell therapy in patients with amyotrophic lateral sclerosis (”ALS”), subject to some additional process specifications as well as completion of the sterility validation study for tests performed.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 1  -   GENERAL (Cont.):

K.	On February 19, 2013, Brainstorm Ltd established a wholly-owned subsidiary, Brainstorm Cell Therapeutics UK Ltd. (“Brainstorm UK”). Brainstorm UK will act on behalf of the parent Company in the EU.

L.	On February 21, 2013, Brainstorm UK filed a request for Orphan Medicinal Product Designation by the European Medicine Agency (EMA) for its Autologous Bone Marrow derived Mesenchyme Stromal cells Secreting Neurotropic factors (MSC-NTF, NurOwn).

M.	On April 8, 2013, the Company entered into an agreement with Dana-Farber Cancer Institute (“Dana-Farber”) to provide cGMP-compliant clean room facilities for production of the Company’s NurOwn™ stem cell candidate during its upcoming Phase II ALS trial in the United States. The Company’s Phase II trial, to be launched in the second half of 2013 pending FDA approval, will be conducted at Massachusetts General Hospital (“MGH”), the University of Massachusetts (“UMass”) Hospital and the Mayo Clinic. The Connell and O'Reilly Cell Manipulation Core Facility at Dana-Farber will produce NurOwn for the MGH and UMass Hospital clinical sites.

N.	On April 18, 2013, the stockholders of the Company authorized the Board of Directors of the Company, in its discretion, should it deem it to be appropriate and in the best interests of the Company and its stockholders, to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding shares of common stock by a ratio of between 1-for-10 and 1-for-20, inclusive, without further approval or authorization of the Company’s stockholders.

O.	On July 17, 2013, the European Commission granted Orphan Drug Designation to the Company’s NurOwn autologous adult stem cell product for the treatment of ALS. The company received notification of such several days later.

GOING CONCERN:

As reflected in the accompanying financial statements, the Company’s operations for the six months ended June 30, 2013, resulted in a net loss of $2,600. The Company’s balance sheet reflects an accumulated deficit of $50,108. These conditions, together with the fact that the Company is a development stage Company and has no revenues nor are revenues expected in the near future, raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital.

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

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its wholly-owned subsidiary as of June 30, 2013 and for the three months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

(c)	On August 11, 2005, the Company signed a private placement agreement with investors for the sale of up to 1,250,000 units at a price of $0.80 per unit. Each unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock at $1.00 per share. The warrants were exercisable for a period of three years from issuance. On September 30, 2005, the Company sold 312,500 units for total net proceeds of $225. On December 7, 2005, the Company sold 187,500 units for total net proceeds of $135. All warrants are no longer valid.

(d)	In July 2007, the Company entered into an investment agreement, that was amended in August 2009, according to which for an aggregate subscription price of up to $5 million, the Company issued 41,666,667 shares of Common Stock and a warrant to purchase 10,083,333 shares of the Company's common stock at an exercise price of $0.20 per share and a warrant to purchase 20,166,667 shares of common stock at an exercise price of $0.29 per share. The warrants may be exercised at any time and expire on November 5, 2013. In May 2012 the warrants were extended by additional 18 months, through May 5, 2015.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

1.	Private placements and public offering: (Cont.)

(e)	In January 2010, the Company issued 1,250,000 units to a private investor for total proceeds of $250. Each unit consisted of one share of Common Stock and a two-year warrant to purchase one share of Common Stock at $0.50 per share. All warrants are no longer valid.

(f)	In February 2010, the Company issued 6,000,000 shares of Common Stock to three investors (2,000,000 to each investor) and warrants to purchase an aggregate of 3,000,000 shares of Common Stock (1,000,000 to each investor) with an exercise price of $0.50 for aggregate proceeds of $1,500 ($500 each).

(g)	In February 2011, the Company issued 833,333 shares of Common Stock, at a price of $0.30 per share, and a warrant to purchase 641,026 shares of the Company's Common Stock at an exercise price of $0.39 per share exercisable for one year for total proceeds of $250. The warrants are no longer valid.

(h)	On February 23, 2011, the Company entered into an investment agreement, pursuant to which the Company agreed to sell up to 12,815,000 shares of Common Stock, for an aggregate subscription price of up to $3.6 million and warrants to purchase up to 19,222,500 shares of Common Stock as follows: warrant to purchase 12,815,000 shares of Common Stock at $0.5 per share for two years, and warrants to purchase 6,407,500 shares of Common Stock at $0.28 per share for one year, out of which 946,834 were exercised, and 5,460,666 were cancelled.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

1.	Private placements and public offering: (Cont.)

(k)	On February 7, 2013, the Company issued 833,334 units to a private investor for total proceeds of $250. Each unit consisted of one share of Common Stock and a warrant to purchase one share of Common Stock at $0.50 per share exercisable for 32 months.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors:

(a)	Options to employees and directors:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

(a)	Options to employees and directors: (Cont.)

Such options and warrants will vest and become exercisable in twelve (12) consecutive equal monthly amounts.

Accordingly, the Company granted to Prof. Israeli in each of April 2010, June 2011, April 2012 and April 2013, an option to purchase 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share. The aggregated compensation related to such warrants recorded as of December 31, 2012 is $126 was classified as general and administrative expense.

In addition, the Company granted Hadasit, in each of April 2010, June 2011, April 2012 and April 2013, a warrant to purchase 33,334 shares of Common Stock at an exercise price equal to $0.00005 per share. The aggregated compensation related to the options recorded as of December 31, 2012 is $24 was classified as research and development expense.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

(a)	Options to employees and directors: (Cont.)

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

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the six months ended June 30, 2013
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	4,751,665	0.1803
Granted	4,626,666	0.2656
Exercised	-	-
Cancelled	(6,667)	0.1800

Outstanding at end of period	9,371,664	0.2224	0

Vested and expected-to-vest at end of period	4,595,924	0.1778	147,989

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on June 30, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2013.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

(b)	Restricted shares to directors:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

(a)	Restricted shares to directors: (Cont.)

In August 2012, the Company issued to two directors, four of its Scientific Advisory Board members and three of its Advisory Board members a total of 885,000restricted shares of Common Stock. The shares will vest in 12 equal monthly portions over the service period. Related compensation in the amount of $198 will be recorded as general and administrative expense.

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

a)	Warrants to investors and service providers and investors:

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through

November-December2004	14,600,845	14,396,010	204,835	-	0.00005 - 0.01	-	-
February-December2005	3,058,471	173,000	2,548,308	337,163	0.15 - 2.5	337,163	Jun - Dec 2015
February-December2006	1,686,355	727,696	478,659	480,000	0.005 – 1.5	480,000	Feb - May 2016
March 2007	14,803,300		1,003,300	13,800,000	0.15 - 0.47	13,800,000	May 2015 – Oct 2017
April 2008	9,175,000			9,175,000	0.15 - 0.29	9,175,000	May 2015 – Sep 2018
Apr-Oct2009	4,937,500	100,000		4,837,500	0.067 – 0.29	4,837,500	May 2015 – Oct 2019
January 2010	1,250,000		1,250,000	-	0.5	-	-
February 2010	125,000	125,000		-	0.01	-	-
February 2010	3,000,000		3,000,000	-	0.5	-	-
February 2010	1,500,000			1,500,000	0.001	1,000,000	Feb 2020
April 2010	33,334			33,334	0.00005	33,334	Apr 2020
January 2011	4,537,500			4,537,500	0.29	4,537,500	May 2015
February 2011	641,026		641,026	-	0.39	-	-
February 2011	6,407,500	946,834	5,460,666	-	0.28	-	-
February 2011	12,815,000		12,815,000	-	0.5	-	-
April 2011	33,334			33,334	0.01	33,334	Apr 2021
April 2012	33,334			33,334	0.01	33,334	Apr 2022
July 2012	493,966			493,966	0.348	493,966	Jul 2014
July 2012	232,758			232,758	0.29	232,758	Jan 2015
July 2012	14,864,228			14,864,228	0.29	14,864,228	Jan 2015
Feb 2013	833,334			833,334	0.5	833,334	Oct 2015
April 2013	33,334			33,334	0.00005	5,556	April 2023
	95,095,119	16,468,540	27,401,794	51,224,785		50,697,007

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

(a)	Warrants to investors and service providers and investors:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

(b)	Shares: (Cont.)

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

(b)	Shares: (Cont.)

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

On March 11, 2013, the Company granted to its legal advisor 193,696 shares of Common Stock for 2013 legal services. As of June 30, 2013, related compensation expense in the amount of $22 was recorded as general and administrative expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

(b)	Shares: (Cont.)

On March 11, 2013, the Company granted to two of its service provider 400,000 an aggregate of shares of the Company's Common Stock. The shares are public relations services. As of June 30, 2013, related compensation expense in the amount of $92 was recorded as general and administrative expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers, was comprised, at each period, as follows:

	Six months ended		Three months ended		Period from September 22, 2000 (inception date) through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013
	Unaudited		Unaudited		Unaudited

Research and development	94	25	19	12	17,860
General and administrative	592	296	366	128	11,250
Financial expenses, net	-	-	-	-	248
Total stock-based compensation expense	686	321	385	140	29,358

NOTE 7 -	SUBSEQUENT EVENTS

On July 17, 2013, the European Commission granted Orphan Drug Designation to the Company’s NurOwn autologous adult stem cell product for the treatment of ALS. The company received notification of such several days later.

NOTE 7 -	SUBSEQUENT EVENTS (Cont.)

B.	On August 13, 2013, the Company entered into an underwriting agreement related to a public offering of an aggregate of 23,529,411 units at a price of $0.17 per unit, with each unit consisting of one share of Company’s common stock, par value $0.00005 per share, and 0.75 of a warrant to purchase one share of common stock with an exercise price of $0.25 per share. The Warrants include, subject to certain exceptions, full ratchet anti-dilution protection in the event of the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the exercise price of the Warrants, which would result in an adjustment to the exercise price of the Warrants. The gross proceeds to the Company are expected to be approximately $4 million.

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

Company Overview

We are a biotechnology company developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amyotrophic Lateral Sclerosis (ALS, also known as Lou Gehrig's disease), Multiple Sclerosis (MS), and Parkinson’s disease (PD). These diseases have limited treatment options and as such represent unmet medical needs.

We believe that NurOwn, our proprietary process for the propagation of Mesenchymal Stem Cells (MSC) and their differentiation into NeuroTrophic factor-(NTF) secreting cells (MSC-NTF), and their transplantation at, or near, the site of damage, offers the hope of more effectively treating neurodegenerative diseases.

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

Our wholly-owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the “Israeli Subsidiary”), holds rights to commercialize the technology, through a licensing agreement with Ramot at Tel Aviv University Ltd. (“Ramot”), the technology licensing company of Tel Aviv University, Israel.

On February 8, 2010, our Israeli Subsidiary entered into an agreement with Hadasit Medical Research Services and Development Ltd., a subsidiary of the Hadassah Medical Organization (“Hadassah”), pursuant to which Hadassah provides the Israeli Subsidiary with lab services.

On February 17, 2010, our Israeli Subsidiary entered into an agreement with Hadassah and Professor Dimitrios Karussis (the “Clinical Trial Agreement”). Under the Clinical Trial Agreement, Hadassah and our personnel agreed to conduct a clinical trial to evaluate the safety and tolerability of our NurOwn cells in patients with ALS, in accordance with a protocol developed jointly by us and Professor Karussis.

In February 2011, the U.S. Food and Drug Administration (FDA) granted Orphan Drug designation to NurOwn for the treatment of ALS.

In June 2011, we initiated a Phase I/II clinical trial for the treatment of ALS with NurOwn at the Hadassah University Medical Center in Jerusalem (“HUMC”), after receiving approval from the Israeli Ministry of Health (MoH).

In July 2011, we entered into a Memorandum of Understanding with Massachusetts General Hospital (MGH) and the University of Massachusetts Medical School (“UMass”) in anticipation of applying for FDA approval to begin ALS human clinical trials in the United States. This memorandum of understanding expired on July 7, 2012. Pending submission of an Investigational New Drug (“IND”) application to the FDA and subsequent approval, we are planning to enter into an agreement with these institutions in order to launch a Phase II clinical trial in late 2013, which we expect to complete during the first half of 2015.

In July 2012, together with Professor Karussis, we submitted an interim safety evaluation report to the Israeli MoH for the first 12 of 24 patients in the Phase I/II clinical trial. The report confirmed that our NurOwn therapy is safe, did not cause any adverse side effects, and some of the patients showed promising indications of clinical improvement.

In January 2013, the Israeli MoH approved acceleration to a Phase IIa combined treatment, dose-escalating trial, which we are currently conducting at HUMC. In this safety and preliminary efficacy trial, 12 early-stage ALS patients will receive both intramuscular and intrathecal injections of NurOwn cells in three cohorts with increasing doses. The patients will be followed for six months after transplantation.

In January 2013, we also announced that we had successfully completed a 12-week repeat dose toxicity study with our NurOwn cells in mice. These repeat doses were prepared from frozen cells, using a proprietary method developed by the Company. We believe that our cryopreservation, or freezing, method will enable long-term storage, and production of repeat patient doses of NurOwn without the need for additional bone marrow aspirations. We believe that the positive data from the toxicity study in mice will support our efforts to obtain approval for a future repeat dose clinical study in ALS patients. The study was conducted at Harlan Israel’s laboratories, according to Good Laboratory Practice (GLP) standards of the FDA. The study protocol was approved by Israel’s National Council for Animal Experimentation.

On February 21, 2013, Brainstorm Cell Therapeutics UK Ltd., a wholly-owned U.K. subsidiary of the Israeli Subsidiary (the “UK Subsidiary”), filed a request for Orphan Medicinal Product Designation by the European Medicine Agency (EMA) for our autologous bone marrow-derived mesenchymal stem cells secreting neurotropic factors.

In March 2013, principal investigator Professor Dimitrios Karussis of Hadassah presented some of the final data from the Phase I/II trial at the American Academy of Neurology Annual Meeting. The trial results analyzed to date confirmed the safety of the NurOwn treatment and also demonstrated initial signs of possible efficacy. There was a slower decline in overall clinical and respiratory function, as measured by the ALS Functional Rating Score (ALSFRS-R) and Forced Vital Capacity (FVC) score respectively, in the six patients that received an intrathecal injection of the cells, in the six months following treatment as compared to the three months preceding treatment.

On March 14, 2013, we entered into a Memorandum of Understanding with the Mayo Clinic in Rochester, Minnesota, to participate as an additional clinical site in the Phase II ALS clinical trial planned for later this year. The team there will be led by Professor Anthony J. Windebank, Head of the Regenerative Neurobiology Laboratory in the Department of Neurology. This Memorandum of Understanding is due to expire on March 14, 2014.

On April 3, 2013, we entered into a manufacturing agreement with Dana-Farber Cancer Institute (Dana-Farber) under which Dana-Farber’s Connell and O'Reilly Cell Manipulation Core Facility will produce NurOwn in its cGMP-compliant clean rooms for the MGH and UMass clinical sites during our upcoming Phase II ALS clinical trial in the United States.

In June 2013, we entered into a Memorandum of Understanding (MOU) with PRC Clinical, a Contract Research Organization (CRO) based in the San Francisco Bay Area, in anticipation of our planned Phase II multi-center ALS clinical trial in the United States.

On July 17, 2013, we received Orphan Medicinal Product Designation for our NurOwn for the treatment of ALS from the European Commission.

On August 1, 2013 we announced that we submitted a favorable safety report to the hospital Helsinki Committee (IRB) for the second group of patients in our ongoing Phase IIa ALS clinical trial at the Hadassah Medical Center in Jerusalem, Israel. We announced that the treatment was well tolerated and no serious adverse events were observed. We plan to release the preliminary efficacy data at the conclusion of the trial.

Our Proprietary Technology

Our NurOwn technology is based on a novel differentiation protocol that differentiates the bone marrow-derived mesenchymal stem cells into neuron-supporting cells, MSC-NTF cells, capable of releasing several neurotrophic factors, including Glial-derived neurotrophic factor (GDNF) and Brain-derived neurotrophic factor (BDNF), both of which are critical for the growth, survival, and differentiation of developing neurons.

Our approach to treatment of neurodegenerative diseases with autologous adult stem cells includes a multi-step process beginning with harvesting of undifferentiated stem cells from the patient's own bone marrow, and concluding with transplantation of differentiated, neurotrophic factor-secreting mesenchymal stem cells (MSC-NTF) into the same patient – intrathecally and/or intramuscularly. Intrathecal (injection into the cerebrospinal fluid) transplantation consists of injection with a standard lumbar puncture; there is no need for a laminectomy - an invasive, orthopedic spine operation to remove a portion of the vertebral bone, as required by other technologies. Intramuscular (injection directly into muscle) transplantation is performed via a standard injection procedure as well.

Our proprietary, optimized processes for induction of differentiation of human bone marrow derived mesenchymal stem cells into differentiated cells that produce NTF (MSC-NTF) are conducted in full compliance with current Good Manufacturing Practices (cGMP).

Our proprietary technology is licensed to and developed by our Israeli Subsidiary.

The NurOwn Transplantation Process

•	Bone marrow aspiration from patient;
•	Isolation and expansion of the mesenchymal stem cells;
•	Differentiation of the expanded stem cells into neurotrophic-factor secreting (MSC-NTF) cells; and
•	Autologous transplantation into the patient’s spinal cord or muscle tissue.

Differentiation before Transplantation

The ability to induce differentiation of autologous adult mesenchymal stem cells into MSC-NTF cells before transplantation is unique to NurOwn, making it the first-of-its-kind for treating neurodegenerative diseases.

The specialized cells secrete neurotrophic factors for:

•	Protection of existing motor neurons;
•	Promotion of motor neuron growth; and
•	Re-establishment of nerve-muscle interaction

Autologous (Self-transplantation)

The NurOwn approach is autologous, or self-transplanted, using the patient’s own stem cells. In autologous transplantation there is no risk of rejection and no need for treatment with immunosuppressive agents, which can cause severe and/or long-term side effects. In addition, it is free of controversy associated with the use of embryonic stem cells in some countries.

Transplantation site and method

Clinical Indication I: ALS (current) – Based on the approval of the Israeli MoH, we are currently conducting a Phase IIa dose-escalating trial to evaluate safety and preliminary efficacy of NurOwn in ALS patients. Pending submission of an IND application to the FDA and subsequent approval, we are planning to launch a Phase II clinical trial in the USA in late-2013, which we expect to complete during the first half of 2015. If this trial is successful, we intend to conduct further Phase II and Phase III clinical trials of NurOwn.

Clinical Indication II: MS (future) – Based on positive proof-of-concept results obtained at Tel Aviv University with MSC-NTF cells for MS, we are currently conducting pre-clinical studies for this disease.

Proposed Reverse Stock Split

On February 28, 2013, our Board of Directors approved, subject to stockholder approval, a resolution authorizing our Board of Directors to effect a reverse stock split of our common stock by a ratio of between 1-for-10 and 1-for-20, inclusive, with our Board of Directors retaining the discretion as to whether to implement the reverse stock split and which exchange ratio to implement. On April 18, 2013, our stockholders approved this resolution. In connection with our proposed offering pursuant to the Company’s registration statement on Form S-1 (File No. 333-186516) (the “Offering”), we have agreed that for a period of 90 days from the date of the Underwriting Agreement executed in connection with the Offering, we will not effect or make any public announcement that we intend to effect any reverse split, combination or other recapitalization of our Common Stock which would reduce the outstanding shares of Common Stock without the prior written consent of the Underwriters in the Offering.

Corporate Information

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 605 Third Avenue, 34th Floor, New York, New York 10158, and our telephone number is (646) 666-3188. We maintain an Internet website at http://www.brainstorm-cell.com. The information on our website is not incorporated into this report.

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until June 30, 2013, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2017. In addition, the Company has incurred operating costs and other expenses of approximately $1,485,000 during the three months ended June 30, 2013, and approximately $47,506,000 for the period from inception (September 22, 2000) until June 30, 2013. Operating expenses incurred since inception were approximately $20,053,000 for general and administrative expenses and $27,453,000 for research and development costs.

Research and Development, net:

Research and development expenses, net for the three months ended June 30, 2013 and 2012 were $742,000 and $385,000, respectively. In addition, the Company’s grant from The Office of the Chief Scientist decreased by $95,000 to $280,000 for the three months ended June 30, 2013 from $375,000 for the three months ended June 30, 2012.

The increase in research and development expenses for the three months ended June 30, 2013 is primarily due to: (i) an increase of $159,000 in costs associated with the clinical trials mainly in the US, , for an aggregate amount of $606,000 for the three months ended June 30, 2013, compared to $447,500 for the three months ended June 30, 2012; (ii) an increase of $99,000 in payroll costs due to recruitment of three additional employees to conduct the clinical trials; (iii) a decrease of $95,000 in CSO grants from $375,000 in the three months ended June 30, 2012 to $280,000 in the three months ended June 30, 2013.

General and Administrative:

General and administrative expenses for the three months ended June 30, 2013 and 2012 were $743,000 and $448,000, respectively.

The increase in general and administrative expenses for the three month period ended June 30, 2013 from the three month period ended June 30, 2012 is primarily due to: (i) an increase of $238,000 in stock-based compensation expenses, from $128,000 in the three months ended June 30, 2012 to $366,000 in the three months ended June 30, 2013; (ii) an increase of $91,000 in payroll costs in the three months ended June 30, 2013 and (iii) an increase of $24,000 for PR, rent and other costs, from $104,000 in the three months ended June 30, 2012 to $128,000 in the three months ended June 30, 2013 This increase was partially offset by a decrease of $58,000 for consulting fees.

Financial Expenses:

Financial expense for the three months ended June 30, 2013 was $15,000, compared to a financial income of $4,000 for the three months ended June 30, 2012.

The financial expense for the three months ended June 30, 2013 is mainly due to conversion exchange rates and bank charges that were offset by an interest receivable from a bank deposit in the amount of $8,000 (no such income was received in the three months ended June 30, 2012). The financial income for the three months ended June 30, 2012 was mainly from conversion exchange rates.

Net Loss:

Net loss for the three months ended on June 30, 2013 was $1,518,000, as compared to a net loss of $830,000 for the three months ended June 30, 2012. Net loss per share for the three months ended June 30, 2013 and June 30, 2012 was $0.01.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended June 30, 2013 was 152,546,703, compared to 128,078,347 for the three months ended June 30, 2012.

The increase in the weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended June 30, 2013 was due to (i) the issuance of shares of Common Stock in a public offering in July 2012, as described in more detail below, (ii) the exercise of options and warrants, and (iii) the issuance of shares to service providers and private investors.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants and the issuance of convertible promissory notes. At June 30, 2013, the Company had $3,290,000 in total current assets and $1,200,000 in total current liabilities.

Net cash used in operating activities was $1,063,000 for the three months ended June 30, 2013. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash used in investing activities was $57,000 for the three months ended June 30, 2013.

Net cash provided by financing activities was $7,000 for the three months ended June 30, 2013.

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

The Company’s other material cash needs for the next 12 months will include payments of (i) Initiation and on-going costs of the clinical trial in the US and Israel; (ii) employee salaries; (iii) patents; (iv) construction fees for facilities to be used in the Company’s research and development and (v) fees to Company consultants and legal advisors.

Company's operations are very capital intensive and will require substantial capital raisings. If the Company is not able to raise substantial additional capital, it may not be able to continue to function as a going concern and may have to cease operations. Even if the Company obtains funding sufficient to fund its operations in the short term, it would still be required to raise a substantial amount of capital in the future in order to reach profitability and to complete the commercialization of the Company’s products. The Company’s ability to fund these future capital requirements will depend on many factors, including the following:

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

There were no significant changes to our critical accounting policies during the quarter ended June 30, 2013. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Subsequent Events

Orphan Drug Status in EMA

On July 17, 2013, we received Orphan Medicinal Product Designation for our NurOwn for the treatment of ALS from the European Commission.

Clinical Trial Update

On August 1, 2013 we announced that we submitted a favorable safety report to the hospital Helsinki Committee (IRB) for the second group of patients in our ongoing Phase IIa ALS clinical trial at the Hadassah Medical Center in Jerusalem, Israel. We announced that the treatment was well tolerated and no serious adverse events were observed. We plan to release the preliminary efficacy data at the conclusion of the trial.

Chief Executive Officer

On July 28, 2013, Alon Natanson, Chief Executive Officer of the Company, informed us of his resignation from his position with the Company effective 90 days after the notice. The Company expects that Mr. Natanson will continue to hold the title of Chief Executive Officer of the Company until the end of the 90 day notice period required by Mr. Natanson’s employment agreement or until such earlier time as the Company appoints a new Chief Executive Officer. The Company is currently searching for a permanent Chief Executive Officer to replace Mr. Natanson.

On August 1, 2013, the Company appointed Chaim Lebovits, the President of the Company, as its principal executive officer, and to assume the duties and responsibilities of the Chief Executive Officer on an interim basis while we search for a new Chief Executive Officer.

Underwriting Agreement and Offering

On August 13, 2013,  the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC and Maxim Group LLC (collectively, the “Underwriters”), related to the public offering of an aggregate of 23,529,411 units (the “Offering”) at a public offering price of $0.17 per unit, with each unit consisting of one share of our common stock, par value $0.00005 per share (“Common Stock”), and 0.75 of a warrant to purchase one share of our Common Stock at an exercise price of $0.25 per whole share of Common Stock (the “Warrants”). The Warrants will be immediately exercisable and will expire three years from the issuance date. No units will be issued, however, and purchasers will receive only shares of Common Stock and Warrants. The Common Stock and the Warrants may be transferred separately immediately upon issuances. We do not intend to list the Warrants on any securities exchange or other trading market and we do not expect that a public trading market will develop for the Warrants. We estimate the total expenses of this Offering will be approximately $220,000. We have also agreed to reimburse the Underwriters for certain expenses.  The Offering is expected to close on Friday, August 16, 2013, subject to the satisfaction of customary closing conditions. The net proceeds to the Company are expected to be approximately $3.7 million, assuming no exercise of the Warrants and after deducting underwriting discounts and commissions but before other transaction expenses payable by the Company associated with the Offering.

The Warrants to be issued in the Offering are exercisable beginning on the date of issuance and will expire three years from the issuance date. The exercise price of the Warrants is $0.25 per whole share of Common Stock. The exercise price and number of shares of Common Stock issuable upon exercise of the Warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, among other events as described in the Warrants. The Warrants also include, subject to certain exceptions, full ratchet anti-dilution protection in the event of the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-current exercise price of the Warrants, which would result in an adjustment to the exercise price of the Warrants. In the event of a sale of the Company, each holder of Warrants has the right, exercisable at its option, to require the Company to purchase such holder’s Warrants at a price determined using a Black-Scholes option pricing model as described in the Warrants.

The Offering is being made pursuant to the Company’s registration statement on Form S-1 (File No. 333-186516), which was initially filed with the Securities and Exchange Commission (the “Commission”) on February 8, 2013, subsequently amended and declared effective by the Commission on August 12, 2013.

The Underwriting Agreement contains customary representations, warranties, and agreements by the Company, and customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties, and termination provisions.

Pursuant to the Underwriting Agreement, the Company agreed, subject to certain exceptions, not to offer, issue or sell any shares of Common Stock or securities convertible into or exercisable or exchangeable for shares of Common Stock for a period of ninety (90) days following the Offering without the prior written consent of the Underwriters.

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

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect that the net proceeds of the proposed Offering will be insufficient to meet our obligations in the upcoming 12 months, as we commence and pursue clinical trials in the United States, and that additional capital will be required in order to finance the Company’s planned operations or the Company will reduce its costs, including curtailing its current plan to accelerate pursuit of U.S. clinical trials, in order to continue operating for the next 12 months.

Assuming we raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges (including registrations rights) senior to those of the rights of our common stock and our stockholders will experience additional dilution.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

As described in Note 1 of our accompanying financial statements, our auditors have issued a going concern opinion on our financial statements, expressing substantial doubt that we can continue to operate as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

If our NurOwn treatment candidate does not demonstrate safety and efficacy sufficient to obtain regulatory approval, it will not receive regulatory approval and we will be unable to market it.

The therapeutic treatment development and regulatory approval process is expensive, uncertain and time-consuming. The timing of any future regulatory approval, if any, for our NurOwn treatment candidate cannot be accurately predicted. We do not expect to receive regulatory approval for any of our product candidates until at least 2015, if ever. If we fail to obtain regulatory approval for our NurOwn treatment candidate, we will be unable to market and sell it and we may never be profitable.

As part of the regulatory process, we must conduct clinical trials, including Phase 2 and Phase 3 clinical trials, for our NurOwn treatment candidate to demonstrate safety and efficacy in humans to the satisfaction of the FDA and regulatory authorities in other countries.

A failure of one or more of our clinical trials can occur at any stage of testing. Previous results obtained in uncontrolled clinical trials may not be predictive of future results obtained in controlled clinical trials. Interim results obtained in clinical trials may not be confirmed upon full analysis of the results of a clinical trial. Results of later stage clinical trials may fail to show the desired safety and efficacy despite acceptable results in earlier clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in preclinical and clinical trials have nonetheless failed to obtain marketing approval of their treatments.

Specifically, we have not yet compared our NurOwn treatment candidate against placebo or any other active therapy control group. While comparisons of outcomes to results from other reported clinical trials can provide some insight into the efficacy of our NurOwn treatment candidate, there are many factors that affect the outcome of clinical trials, some of which are not apparent in published reports, and results from two different trials cannot always be reliably compared.

We are currently searching for a new Chief Executive Officer. If we were to unable to hire and retain an experienced and qualified CEO, we may experience difficulty executing our business strategy.

Our future success depends in a large part upon the continued service of key members of our senior management team. Alon Natanson, our Chief Executive Officer, has announced his resignation from the Company effective October 26, 2013. Chaim Lebovits, our President, has assumed the duties and responsibilities of the Chief Executive Officer on an interim basis while we search for a new Chief Executive Officer. Identifying and hiring an experienced and qualified Chief Executive Officer may be difficult for a small, development stage, biotech company such as ours. In particular, we expect that the CEO we hire will be critical to the overall management of the Company as well as the development of our technology, our culture and our strategic direction. If we are unable to hire and retain an experienced CEO or if we lose any other key members of our management or personnel we may not be able to execute our business strategy.

Our business in the foreseeable future will be based on technology licensed from Ramot and if this license were to be terminated upon failure to make required royalty payments in the future, we would need to change our business strategy and we may be forced to cease our operations.

Agreements we and our Israeli Subsidiary have with Ramot impose on us royalty payment obligations. If we fail to comply with these obligations, Ramot has the right to terminate the license under certain circumstances. If Ramot elects to terminate our license, we would need to change our business strategy and we may be forced to cease our operations. We currently do not owe Ramot any overdue payments.

Our company has a history of losses and we expect to incur losses for the foreseeable future.

As a development stage company, we are in the early stages of executing our business plan. We had no revenues for the fiscal years ended December 31, 2012 or December 31, 2011 nor through June 30, 2013. Our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. We are currently in the process of introducing the Company to strategic partners. In the upcoming three years, the Company will focus on clinical trials. We are unable at this time to foresee when we will generate revenues from strategic partnerships or otherwise. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have an adverse impact on our working capital, total assets and stockholders’ equity, and we may never achieve profitability.

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

If serious or unexpected adverse side effects are identified during the development of our NurOwn treatment candidate, we may need to abandon or limit its development.

If patients treated with our NurOwn treatment candidate suffer serious or unexpected adverse effects, we may need to abandon its development or limit development to certain uses or subpopulations in which these effects are less prevalent, less severe or more acceptable from a risk-benefit perspective.

The field of stem cell therapy is relatively new and our development efforts may not yield an effective treatment of human diseases.

Our intended cell therapeutic treatment methods for ALS involve a new approach that has not yet been proven to work in humans. We are currently conducting Phase IIa clinical trials for ALS, which, together with other stem cell therapies, may ultimately prove ineffective in treatment of human diseases. If we cannot successfully implement our NurOwn stem cell therapy in human testing, we would need to change our business strategy and we may be forced to change our operations.

Our NurOwn treatment candidate is based on a novel technology, which may raise development issues that we may not be able to resolve, regulatory issues that could delay or prevent approval or personnel issues that may keep us from being able to develop our treatments.

Regulatory approval of treatment candidates that utilize novel technology such as ours can be more expensive and take longer than for other treatments that are based on more well-known or more extensively studied technology, due to our and the regulatory agencies’ lack of experience with them. This may lengthen the regulatory review process, require us to perform additional studies, including clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions. For example, the differentiated cell component of our NurOwn treatment candidate is a complex biologic product that is manufactured from the patient’s own bone marrow that must be appropriately harvested, isolated, expanded and differentiated so that its identity, strength, quality, purity and potency may be characterized prior to release for treatment. No differentiated cell treatment for ALS has yet been approved for marketing by the FDA or any other regulatory agency. The tests that we use to make identity, strength, quality, purity and potency determinations on our NurOwn treatment candidate may not be sufficient to satisfy the FDA’s expectations regarding the criteria required for release of products for patient treatment and the regulatory agency may require us to employ additional testing measures for this purpose, which could require us to undertake additional testing and/or additional clinical trials.

The novel nature of our NurOwn treatment candidate also means that fewer people are trained in or experienced with treatments of this type, which may make it difficult to recruit, hire and retain capable personnel for the research, development and manufacturing positions that will be required to continue our development and commercialization efforts.

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

None of our product candidates have received regulatory approval for commercial sale. We do not expect to receive regulatory approval for any of our product candidates until at least 2015, if ever.

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

The completion of the clinical testing of our product candidates and the obtaining of required approvals are expected to take several years and require the expenditure of substantial resources. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent regulatory approval and/or commercialization of our product candidates, including the following:

•	The FDA or similar foreign regulatory authorities may find that our product candidates are not sufficiently safe or effective or may find our processes or facilities unsatisfactory;

•	Officials at the Israeli MoH, the FDA or similar foreign regulatory authorities may interpret data from preclinical studies and clinical trials differently than we do;

•	Our clinical trials may produce negative or inconclusive results or may not meet the level of statistical significance required by the Israeli MoH, the FDA or other regulatory authorities, and we may decide, or regulators may require us, to conduct additional preclinical studies and/or clinical trials or to abandon one or more of our development programs;

•	The Israeli MoH, the FDA or similar foreign regulatory authorities may change their approval policies or adopt new regulations;

•	There may be delays or failure in obtaining approval of our clinical trial protocols from the Israeli MoH, the FDA or other regulatory authorities or obtaining institutional review board approvals or government approvals to conduct clinical trials at prospective sites;

•	We, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks or undesirable side effects;

•	We may experience difficulties in managing multiple clinical sites;

•	Enrollment in our clinical trials for our product candidates may occur more slowly than we anticipate, or we may experience high drop-out rates of subjects in our clinical trials, resulting in significant delays; and

•	We may be unable to manufacture or obtain from third party manufacturers sufficient quantities of our product candidates for use in clinical trials.

Investors should be aware of the risks, problems, delays, expenses and difficulties which may be encountered by us in light of the extensive regulatory environment in which our business operates. In particular, our development costs will increase if we have material delays in our clinical trials, or if we are required to modify, suspend, terminate or repeat a clinical trial. If we are unable to conduct our clinical trials properly and on schedule, marketing approval may be delayed or denied by the Israeli MoH or the FDA.

Even if a product candidate is approved by the Israeli MoH, the FDA or any other regulatory authority, we may not obtain approval for an indication whose market is large enough to recoup our investment in that product candidate. We may never obtain the required regulatory approvals for any of our product candidates. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market.

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

Our NurOwn treatment candidate, even if approved, may not be accepted in the marketplace; therefore, we may not be able to generate significant revenue, if any.

Even if our NurOwn treatment candidate is approved for sale, physicians and the medical community may not ultimately use it or may use it only in applications more restricted than we anticipate. Our NurOwn treatment candidate, if successfully developed, will compete with a number of traditional products manufactured and marketed by major pharmaceutical and biotechnology companies. Our NurOwn treatment candidate may also compete with new products currently under development by such companies and others. Physicians will prescribe a treatment only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is beneficial as compared to other products currently available and in use. Physicians also will prescribe a product based on their traditional preferences. Many other factors influence the adoption of new products, including patient perceptions and preferences, marketing and distribution restrictions, adverse publicity, product pricing, views of thought leaders in the medical community and reimbursement by government and private payers. Any of these factors could have a material adverse effect on our business, financial condition, and results of operations.

Adoption of our NurOwn treatment candidate for the treatment of patients with ALS, or other neurodegenerative diseases, even if approved, may be slow or limited. If our NurOwn treatment candidate does not achieve broad acceptance as a treatment option for ALS, or other neurodegenerative diseases, our business would be harmed.

If approved, the rate of adoption of our NurOwn treatment candidate as a treatment for ALS, or other neurodegenerative diseases, and the ultimate sales volume for our treatment, will depend on several factors, including educating treating physicians on how to use our NurOwn treatment candidate. Our NurOwn treatment candidate utilizes individualized stem cell therapy, which is significantly different from the pharmacological approach currently used to treat neurodegenerative diseases. Acceptance of our NurOwn treatment candidate by treating physicians may require us to provide them with extensive education regarding the mechanism of action of our treatment, the method of delivery of the treatment, expected side effects and the method of monitoring patients for efficacy and follow-up. In addition, the manufacturing and delivery processes associated with our treatment will require treating physicians to adjust their current treatment of patients, which may delay or prevent market adoption of our NurOwn treatment candidate as a preferred therapy, even if approved.

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

A key aspect of our business strategy is to establish strategic relationships in order, to expand or complement our research and development or commercialization capabilities, and to reduce the cost of research and development. There can be no assurance that we will enter into such relationships, that the arrangements will be on favorable terms or that such relationships will be successful. If we are ultimately successful in executing our strategy of securing collaborations with companies and institutions that would undertake advanced clinical development and commercialization of our products, we may not have day-to-day control over their activities. Any such collaborator may adhere to criteria for determining whether to proceed with a clinical development program under circumstances where we might have continued such a program. Potential collaborators may have significant discretion in determining the efforts and amount of resources that they dedicate to our collaborations or may be unwilling or unable to fulfill their obligations to us, including their development and commercialization. Potential collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or other development of our products. They may also not properly maintain or defend our intellectual property rights or they may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability. Potential collaboration partners may have the right to terminate the collaboration on relatively short notice and if they do so or if they fail to perform or satisfy their obligations to us, the development or commercialization of products would be delayed and our ability to realize any potential milestone payments and royalty revenue would be adversely affected.

We will need to develop or acquire additional capabilities in order to commercialize our NurOwn treatment candidate, if approved for sale, and we may encounter unexpected costs or difficulties in doing so.

We will need to acquire additional capabilities and effectively manage our operations and facilities to successfully pursue and complete future research, development and, if our NurOwn treatment candidate receives regulatory approval, commercialization efforts. Currently, we have no experience in preparing applications for marketing approval, commercial-scale manufacturing, managing of large-scale information technology systems or managing a large-scale distribution system. We will need to add personnel and expand our capabilities, which may strain our existing managerial, operational, regulatory compliance, financial and other resources. To do this effectively, we must:

•	train, manage and motivate a growing employee base;
•	accurately forecast demand for our treatment; and
•	expand existing operational, financial and management information systems.

We will need to increase our manufacturing capacity prior to seeking approval for the sale of our products. If we are not successful in establishing a regulatory compliant manufacturing process, we may not obtain approval of products or our ability to obtain regulatory approval for sale could be delayed, which would further delay the period of time when we would be able to generate revenues from the sale of such products, if we are even able to generate revenues at all.

We expect to expand our development, regulatory, manufacturing and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product development, regulatory affairs, manufacturing and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We have never manufactured our NurOwn treatment candidate at commercial scale and there can be no assurance that it can be manufactured in compliance with regulations at a cost or in quantities necessary to make it commercially viable.

We have no experience in commercial-scale manufacturing, the management of large-scale information technology systems or the management of a large-scale distribution system. We may develop our manufacturing capacity in part by expanding our current facilities and/or by setting up additional facilities in other regions of the country. These activities would require substantial additional funds and we would need to hire and train significant numbers of qualified employees to staff these facilities. We may not be able to develop commercial-scale facilities that are sufficient to produce the treatment candidates or their components for later-stage clinical trials or commercial use.

Furthermore, we must supply all necessary documentation, including product characterization and process validation, to regulatory authorities in support of our BLA on a timely basis and must adhere to cGMP regulations and current Good Tissue Practices, or GTP, enforced by the regulatory authority through its facilities inspection program. We have not fully characterized our NurOwn treatment candidate and have not validated our manufacturing process. If the FDA determines that the products used in our clinical trials are not sufficiently characterized, we may be required to repeat all or a portion of our clinical trials. If our facilities cannot pass a pre-approval plant inspection, the regulatory approval of the treatment candidates will not be granted.

We are subject to significant regulation with respect to manufacturing of our NurOwn treatment candidate.

All entities involved in the preparation of a therapeutic biological for clinical trials or commercial sale are subject to extensive regulation. Our NurOwn treatment candidate must be manufactured in accordance with cGMP and GTP before it can be used in our clinical trials or approved for commercial sale. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational treatment candidates and treatments, including treatment component characterization and process validation, approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party suppliers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our NurOwn treatment candidate. If any inspection or audit of our manufacturing facilities identifies a failure to comply with applicable regulations, or if a violation of applicable regulations occurs independent of an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed on us or third parties with whom we contract could materially harm our business.

Lack of coordination internally among our employees and externally with physicians, hospitals and third-party suppliers and carriers, could cause manufacturing difficulties, disruptions or delays and cause us to not meet our expected clinical trial requirements or potential commercial requirements.

Manufacturing our NurOwn treatment candidate requires coordination internally among our employees and externally with physicians, hospitals and third-party suppliers and carriers. For example, a patient’s physician or clinical site will need to coordinate with us for the shipping of a patient’s bone marrow to our manufacturing facility, and we will need to coordinate with them for the shipping of the treatment components to them. Such coordination involves a number of risks that may lead to failures or delays in manufacturing our NurOwn treatment candidate, including:

•	failure to obtain a sufficient supply of key raw materials of suitable quality;

•	difficulties in manufacturing our treatment candidates for multiple patients simultaneously;

•	difficulties in obtaining adequate patient-specific material, such as bone marrow samples, from physicians;

•	difficulties in completing the development and validation of the harvested cells required to ensure the consistency of our NurOwn treatment candidate;

•	failure to ensure adequate quality control and assurances in the manufacturing process as we increase production quantities;

•	difficulties in the timely shipping of patient-specific materials to us or in the shipping of the treatment candidates to the treating physicians due to errors by third-party carriers, transportation restrictions or other reasons;

•	loss or destruction of, or damage to, patient-specific materials or our NurOwn treatment candidate during the shipping process due to improper handling by third-party carriers, hospitals, physicians or us;

•	loss or destruction of, or damage to, patient-specific materials or our NurOwn treatment candidate during storage at our facilities; and

•	loss or destruction of, or damage to, patient-specific materials or our NurOwn treatment candidate stored at clinical and future commercial sites due to improper handling or holding by clinicians, hospitals or physicians.

If we are unable to coordinate appropriately, we may encounter delays or additional costs in achieving our clinical and commercialization objectives, including in obtaining regulatory approvals of our treatment candidates and supplying products, which could materially damage our business and financial position.

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

We may expend our limited resources to pursue our NurOwn treatment candidate or a specific indication for its use and fail to capitalize on treatment candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we have focused development of our NurOwn treatment candidate for use in patients with ALS. As a result, we may forego or delay pursuit of opportunities with other treatment candidates or for other indications that later prove to have greater commercial potential. Our spending on current and future research and development efforts on our NurOwn treatment candidate for this indication may not yield a commercially viable treatment. Our resource allocation decisions also may cause us to fail to capitalize on a viable commercial treatment, a more viable indication or profitable market opportunities.

We have based our research and development efforts on our NurOwn treatment candidate. Notwithstanding our large investment to date and anticipated future expenditures in our NurOwn treatment candidate, we have not yet developed, and may never successfully develop, any marketed treatments using this approach.

As a result of pursuing the development of our NurOwn treatment candidate, we may fail to develop treatment candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success.

Our long-term business plan is to develop our NurOwn treatment candidate for the treatment of neurodegenerative diseases, such as ALS, MS and PD. Even if we successfully develop our NurOwn treatment candidate for use in one indication, we may not be successful in our efforts to identify or discover additional indications for it. Clinical programs to develop new indications for our NurOwn treatment candidate will require substantial technical, financial and human resources. These development programs may initially show promise in identifying potential treatment indications, yet fail to obtain regulatory approval for commercial sale.

If we do not accurately evaluate the commercial potential or target market for our NurOwn treatment candidate, we may relinquish valuable rights to that treatment through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

If Ramot is unable to obtain patents on the patent applications and technology licensed to our Israeli Subsidiary or if patents are obtained but do not provide meaningful protection, we may not be able to successfully market our proposed products.

We rely upon the patent applications filed by Ramot, the technology licensing company of Tel Aviv University, and the license granted to us by Ramot, all in accordance with the Second Ramot Agreement dated as of July 26, 2007. We further agreed under the Second Ramot Agreement that Ramot, in consultation with us, is responsible for obtaining patent protection for technology owned by Ramot and licensed to us. No assurance can be given that any of our pending or future patent applications will be approved, that the scope of any patent protection granted will exclude competitors or provide us with competitive advantages, that any of the patents that may be issued to us will be held valid if subsequently challenged, or that other parties will not claim rights to or ownership of our patents or other proprietary rights that we hold license to. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or products or design around any patents that have been or may be issued to us or any future licensors. Since patent applications in the United States and in Europe are not disclosed until applications are published, there can be no assurance that others did not first file applications for products covered by our pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others. Also, we have abandoned our rights to certain patents of Ramot in certain countries in connection with the Letter Agreement by and between us and Ramot dated December 24, 2009, which may limit our ability to fully market our proposed products.

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

A significant portion of our business, particularly our research and development, is conducted outside the United States. Therefore, we are exposed to currency exchange fluctuations in other currencies such as the New Israeli Shekels (NIS) and the Euro. Moreover, a portion of our expenses in Israel and Europe are paid in NIS and Euros, respectively, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS are employee salaries, fees for consultants and subcontractors and lease payments on our Israeli facilities.

The dollar cost of our operations in Israel will increase to the extent increases in the rate of inflation in Israel are not offset by a devaluation of the NIS in relation to the dollar, which would harm our results of operations.

Since a considerable portion of our expenses such as employees' salaries are linked to an extent to the rate of inflation in Israel, the dollar cost of our operations is influenced by the extent to which any increase in the rate of inflation in Israel is or is not offset by the devaluation of the NIS in relation to the dollar. As a result, we are exposed to the risk that the NIS, after adjustment for inflation in Israel, will appreciate in relation to the dollar. In that event, the dollar cost of our operations in Israel will increase and our dollar-measured results of operations will be adversely affected. During the past few years inflation-adjusted NIS appreciated against the dollar, which raised the dollar cost of our Israeli operations. We cannot predict whether the NIS will appreciate against the dollar or vice versa in the future. Any increase in the rate of inflation in Israel, unless the increase is offset on a timely basis by a devaluation of the NIS in relation to the dollar, will increase labor and other costs, which will increase the dollar cost of our operations in Israel and harm our results of operations.

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

Our principal operations and the research and development facilities of the scientific team funded by us under the Second Ramot Agreement are located in Israel. Accordingly, political, economic and military conditions in Israel may affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Acts of random terrorism periodically occur which could affect our operations or personnel. Ongoing or revived hostilities or other factors related to Israel could harm our operations and research and development process and could impede our ability to execute our plan of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During the quarter ended June 30, 2013, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

August 14, 2013	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits Title: President (Principal Executive Officer)

August 14, 2013	By:	/s/ Liat Sossover
Name: Liat Sossover Title: Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

