Form 10-Q
period 2013-09-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2013-11-14
CIK 1137883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2013, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 176,263,587.

TABLE OF CONTENTS
Page
Number
PART I

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
Item 4. Controls and Procedures	41

PART II

Item 1. Legal Proceedings	42
Item 1A. Risk Factors	42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 5. Other Information	43
Item 6. Exhibits	43

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this quarterly report on Form 10-Q, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013

UNAUDITED

U.S. DOLLARS IN THOUSANDS

3

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013

UNAUDITED

U.S. DOLLARS IN THOUSANDS

INDEX

Page

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Statements of Changes in Stockholders' Equity (Deficiency)	7-15

Consolidated Statements of Cash Flows	16-17

Notes to Consolidated Financial Statements	18 - 33

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands
(Except share data)

	September 30,	December 31,
	2013	2012
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	329	1,317
Short-term deposit	4,786	2,769
Account receivable	502	742
Prepaid expenses	55	46
Total current assets	5,672	4,874

Long-Term Assets:
Prepaid expenses	28	17
Severance payment fund	245	172
Total long-term assets	273	189

Property and Equipment, Net	267	247

Total assets	6,212	5,310

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade payables	446	358
Accrued expenses	710	605
Other accounts payable	230	176
Total current liabilities	1,386	1,139

Accrued Severance Pay	291	189

Total liabilities	1,677	1,328

Stockholders' Equity:
Stock capital: (Note 6)	8	7
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at
   September 30, 2013 and December 31, 2012; Issued and outstanding:
   176,243,587 and 150,085,035 shares at September 30, 2013 and December 31,
   2012 respectively.

Additional paid-in-capital	55,717	51,483
Deficit accumulated during the development stage	(51,190)	(47,508)
Total stockholders' equity	4,535	3,982

Total liabilities and stockholders' equity	6,212	5,310

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands
(Except share data)

					Period from
					September 22,
					2000 (inception
	Nine months ended		Three months ended		date) through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013
	Unaudited		Unaudited		Unaudited

Operating costs and expenses:

Research and development, net	$2,068	$1,486	$804	$732	$28,257
General and administrative	1,574	1,397	272	440	20,325

Total operating costs and expenses	3,642	2,883	1,076	1,172	48,582

Financial expenses (income), net	21	(37)	5	(22)	2,475
Other income	-	-	-	-	(132)

Operating loss	3,663	2,846	1,081	1,150	50,925

Taxes on income	19	5	1	-	101

Loss from continuing operations	3,682	2,851	1,082	1,150	51,026

Net loss from discontinued operations	-	-	-	-	164

Net loss	$3,682	$2,851	$1,082	$1,150	$51,190
Basic and diluted net loss per share from continuing operations	$0.02	$0.02	$0.01	$0.01

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	152,094,266	133,403,123	164,223,127	145,407,840

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars in thousands
(Except share data)

					Deficit
					accumulated
			Additional	Deferred	during the	Total
	Common stock		paid-in	Stock - based	development	stockholders'
	Number	Amount	capital	compensation	stage	equity

Balance as of December 31, 2012	150,085,035	$7	$51,483	$-	$(47,508)	$3,982

Stock-based compensation related to options and stock granted to service providers	809,696		183	-	-	183
Stock-based compensation related to stock and options granted to directors and employees	760,000		439	-	-	439
Issuance of shares for public offering	23,529,411	1	3,325	-	-	3,326
Issuance of shares for private placement	833,334	-	250	-	-	250
Conversion of convertible loans	126,111	-	30	-	-	30
Exercise of options	100,000	-	7	-	-	7
Net loss	-	-	-	-	(3,682)	(3,682)

Balance as of September 30, 2013	176,243,587	8	55,717	-	(51,190)	4,535

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(Except share data)

					Period from
					September 22,
					2000 (inception
	Nine months ended		Three months ended		date) through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013(*)
	Unaudited		Unaudited		Unaudited

Cash flows from operating activities:

Net loss	$(3,682)	$(2,851)	$(1,082)	$(1,150)	$(51,190)
Less - loss for the period from discontinued operations	-	-	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	77	116	27	40	1,235
Severance pay, net	29	6	22	5	46
Accrued interest on loans	-	-	-	-	451
Amortization of discount on short-term loans	-	-	-	-	1,864
Change in fair value of options and warrants	-	-	-	-	(795)
Expenses related to shares and options granted to service providers	213	46	11	38	21,894
Amortization of deferred stock-based compensation related to options granted to employees	439	440	(75)	127	7,820
Decrease (increase) in accounts receivable and prepaid expenses	231	(121)	198	56	(557)
Increase (decrease) in trade payables and convertible note	88	(50)	73	(321)	919
Increase in other accounts payable and accrued expenses	159	175	113	131	1,446
Erosion of restricted cash	-	-	-	-	(6)

Net cash used in continuing operating activities	(2,446)	(2,239)	(713)	(1,074)	(16,709)

Net cash used in discontinued operating activities	-	-	-	-	(23)

Total net cash used in operating activities	$(2,446)	$(2,239)	$(713)	$(1,074)	$(16,732)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(Except share data)

					Period from
					September 22,
					2000 (inception
	Nine months ended		Three months ended		date) through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013
	Unaudited		Unaudited		Unaudited

Cash flows from investing activities:
Purchase of property and equipment	(97)	(75)	(31)	(14)	(1,320)
Restricted cash	-	-	-	-	6
Changes in short-term deposit	(2,017)	-	(3,006)	-	(4,786)
Investment in lease deposit	(11)	-	(2)	-	(28)
Net cash used in continuing investing activities	(2,125)	(75)	(3,039)	(14)	(6,128)
Net cash used in discontinued investing activities	-	-	-	-	(16)

Total net cash used in investing activities	$(2,125)	$(75)	$(3,039)	$(14)	$(6,144)

Cash flows from financing activities:
Proceeds from issuance of Common stock, net	3,576	5,028	3,326	5,028	20,918
Proceeds from loans, notes and issuance of warrants, net	-	-	-	-	2,061
Proceeds from exercise of warrants and options	7	146	-	-	784
Repayment of short-term loans	-	-	-	-	(601)

Net cash provided by continuing financing activities	3,583	5,174	3,326	5,028	23,162
Net cash provided by discontinued financing activities	-	-	-	-	43
Total net cash provided by financing activities	$3,583	$5,174	$3,326	$5,028	$23,205

Increase (decrease) in cash and cash equivalents	(988)	2,860	(426)	3,940	329
Cash and cash equivalents at the beginning of the period	1,317	1,923	755	843	-

Cash and cash equivalents at end of the period	$329	$4,783	$329	$4,783	$329

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

H.
Since its inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, acquiring assets and raising capital. In addition, the Company has not generated revenues. Accordingly, the Company is considered to be in the development stage, as defined in "Accounting and reporting by development Stage Enterprises" ASC 915-10.

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

P.
On September 27, 2013, the Company recently completed treatment of the 12 patients in its ALS Phase IIa dose-escalating clinical trial with the Company’s NurOwn™ technology. The complete and final statistical analysis of the data is expected to be available after 6 months of follow up with the patients. The Company has been informed that one patient in the study expired due to a medical condition unrelated to the Clinical Trial.

The Clinical Trial is being performed at Hadassah Medical Center in Jerusalem, Israel, under the direction of Prof. Dimitrios Karussis, M.D., Ph.D., head of Hadassah's Multiple Sclerosis Center and a member of the International Steering Committees for Bone Marrow and Mesenchymal Stem Cells Transplantation in Multiple Sclerosis (MS). The study is designed to establish the safety and preliminary efficacy of NurOwn at increasing dosages.

GOING CONCERN:

As reflected in the accompanying financial statements, the Company’s operations for the nine months ended September 30, 2013, resulted in a net loss of $3,682. The Company’s balance sheet reflects an accumulated deficit of $51,190. These conditions, together with the fact that the Company is a development stage Company and has no revenues nor are revenues expected in the near future, raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital.

In 2009, the Company decided to focus only on the effort to commence clinical trials for ALS and such trials did commence in 2011.

In July 2012, the Company raised $5.7 million, gross, in a public offering (See Note 6B (i)). In August 2013, the Company raised $4 million, gross, in a public offering (See Note 6B(j)). However, there can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

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

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its wholly-owned subsidiary as of September 30, 2013 and for the three months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

The Company paid to the Placement Agency, Maxim Group LLC (the “Placement Agent”) a cash fee equal to 6% of the gross proceeds of the Public Offering and a corporate finance fee of 1% of the gross proceeds of the Public Offering. In addition, the Company issued to the Placement Agent a two year warrant to purchase up to 493,966 shares of Common Stock (equal to 3% of the number of shares sold in the Public Offering), with an exercise price equal to  $0.348 (120% of the Public offering price). The Warrants are exercisable until the 30 month anniversary of the date of issuance. In addition, the Company issued to Leader Underwriters (1993) Ltd, warrants to purchase 232,758 shares of Common stock, at an exercise price of $0.29 per share. The warrants are exercisable until the 30 month anniversary of the date of issuance.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
U.S. dollars in thousands
(Except share data)
Notes to Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.      Issuance of shares, warrants and options: (Cont.)

1.       Private placements and public offering: (Cont.)

(j)       On August 16, 2013, the Company raised $4 million gross proceeds through a public offering (“Public Offering”) of its common stock. The Company issued a total of 23,529,411 common stock of $0.00005 par value, ($0.17 per share) and 17,647,058 warrants to purchase 0.75 shares of Common Stock for every share purchased in the Public Offering, at an exercise price of $0.25 per share. The Warrants are exercisable until the 36 month anniversary of the date of issuance. The Warrants also include, subject to certain exceptions, full ratchet anti-dilution protection in the event of the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-current exercise price of the Warrants, which would result in an adjustment to the exercise price of the Warrants. In the event of a sale of the Company, each holder of Warrants has the right, exercisable at its option, to require the Company to purchase such holder’s Warrants at a price determined using a Black-Scholes option pricing model as described in the Warrants. After deducting closing costs and fees, the Company received net proceeds of approximately $3.3 million.

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

In consideration of the services to be provided by Prof. Israeli to the Company under the Agreement, the Company agreed to grant equity annually during the term of the Agreement for the purchase of its Common Stock, as follows:

⋅      An option for the purchase of 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share to Prof. Israeli; and

⋅      A warrant for the purchase of 33,334 shares of Common Stock at an exercise price equal to $0.00005 per share to Hadasit,

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

On January 24, 2013, the Company granted its former Chief Executive Officer an option to purchase 4,000,000 shares of Common Stock at an exercise price of $0.29 per share. The option will vest 33% of the shares subject thereto on the first anniversary of the date of grant and the remainder shall vest over 36 consecutive months. On July 28, 2013, the former CEO informed the Company of his resignation from his position with the Company. In connection with the former CEO’s resignation on July 28, 2013, the above options were cancelled and the total compensation expense related to the option that was recorded as general and administrative expense was cancelled.

On April 19, 2013, the Company granted to three of its directors options to purchase an aggregate of 460,000 shares of Common Stock of the Company at $0.15 per share. The total compensation expense related to the option will be recorded as general and administrative expense.

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the nine months ended
	September 30, 2013
		Weighted average	Aggregate
	Amount of	exercise	intrinsic
	options	price	value
		$	$

Outstanding at beginning of period	4,751,665	0.1803
Granted	4,626,666	0.2656
Exercised	-	-
Cancelled	(4,006,667)	0.2898

Outstanding at end of period	5,371,664	0.1721	96,166

Vested and expected-to-vest at end of period	4,943,609	0.1764	67,341

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on September 30, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2013.

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

a)         Warrants to investors and service providers and investors:

	Number of
	warrants				Exercise	Warrants	Exercisable
Issuance date	issued	Exercised	Forfeited	Outstanding	Price $	exercisable	through

November-December 2004	14,600,845	14,396,010	204,835	-	0.00005 - 0.01	-	-
February-December 2005	3,058,471	173,000	2,548,308	337,163	0.15 - 2.5	337,163	Jun - Dec 2015
February-December 2006	1,686,355	727,696	478,659	480,000	0.005 – 1.5	480,000	Feb - May 2016
March 2007	14,803,300		1,003,300	13,800,000	0.15 - 0.47	13,800,000	May 2015 – Oct 2017
April 2008	9,175,000			9,175,000	0.15 - 0.29	9,175,000	May 2015 – Sep 2018
Apr-Oct 2009	4,937,500	100,000		4,837,500	0.067 – 0.29	4,837,500	May 2015 – Oct 2019
January 2010	1,250,000		1,250,000	-	0.5	-	-
February 2010	125,000	125,000		-	0.01	-	-
February 2010	3,000,000		3,000,000	-	0.5	-	-
February 2010	1,500,000			1,500,000	0.001	1,000,000	Feb 2020
April 2010	33,334			33,334	0.00005	33,334	Apr 2020
January 2011	4,537,500			4,537,500	0.29	4,537,500	May 2015
February 2011	641,026		641,026	-	0.39	-	-
February 2011	6,407,500	946,834	5,460,666	-	0.28	-	-
February 2011	12,815,000		12,815,000	-	0.5	-	-
April 2011	33,334			33,334	0.01	33,334	Apr 2021
April 2012	33,334			33,334	0.01	33,334	Apr 2022
July 2012	493,966			493,966	0.348	493,966	Jul 2014
July 2012	232,758			232,758	0.29	232,758	Jan 2015
July 2012	14,864,228			14,864,228	0.29	14,864,228	Jan 2015
Feb 2013	833,334			833,334	0.5	833,334	Oct 2015
April 2013	33,334			33,334	0.00005	13,889	April 2023
August 2013	17,647,058			17,647,058	0.25	17,647,058	August 2016
	112,742,177	16,468,540	27,401,794	68,871,843		68,352,398

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

         (b)     Shares: (Cont.)

On March 11, 2013, the Company granted to two of its service providers an aggregate of 400,000 shares of the Company's Common Stock. The shares are public relations services. As of September 30, 2013, related compensation expense in the amount of $92 was recorded as general and administrative expense.

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers, was comprised, at each period, as follows:

					Period from
					September 22,
					2000 (inception
	Nine months ended		Three months ended		date) through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013
	Unaudited		Unaudited		Unaudited

Research and development	101	44	7	19	17,867
General and administrative	521	441	(71)	145	11,179
Financial expenses, net	-	-	-	-	248
Total stock-based compensation expense	622	485	(64)	164	29,294

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. and its potential future business operations and performance. These statements, descriptions, forecasts and projections constitute "forward-looking statements," and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such "forward-looking statements." Some of these are described under "Risk Factors" in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2012 as updated by our quarterly report on form 10-Q for the fiscal quarter ended June 30, 2013. In some cases you can identify such "forward-looking statements" by the use of words like "may," "will," "should," "could," "expects," "hopes," "anticipates," "believes," "intends," "plans," "estimates," "predicts," "likely," "potential," or "continue" or the negative of any of these terms or similar words. These "forward-looking statements" are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated "forward-looking statements" and projections will not be correct. Although we believe that the expectations reflected in these "forward-looking statements" are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption "Risk Factors" in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

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

Our wholly-owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the "Israeli Subsidiary"), holds rights to commercialize the technology, through a licensing agreement with Ramot at Tel Aviv University Ltd. ("Ramot"), the technology licensing company of Tel Aviv University, Israel.

On February 8, 2010, our Israeli Subsidiary entered into an agreement with Hadasit Medical Research Services and Development Ltd., a subsidiary of the Hadassah Medical Organization ("Hadassah"), pursuant to which Hadassah provides the Israeli Subsidiary with lab services.

On February 17, 2010, our Israeli Subsidiary entered into an agreement with Hadassah and Professor Dimitrios Karussis (the "Clinical Trial Agreement"). Under the Clinical Trial Agreement, Hadassah and our personnel agreed to conduct a clinical trial to evaluate the safety and tolerability of our NurOwn cells in patients with ALS, in accordance with a protocol developed jointly by us and Professor Karussis.

In February 2011, the U.S. Food and Drug Administration (FDA) granted Orphan Drug designation to NurOwn for the treatment of ALS.

In June 2011, we initiated a Phase I/II clinical trial for the treatment of ALS with NurOwn at the Hadassah University Medical Center in Jerusalem ("HUMC"), after receiving approval from the Israeli Ministry of Health (MoH).

In July 2011, we entered into a Memorandum of Understanding with Massachusetts General Hospital (MGH) and the University of Massachusetts Medical School ("UMass") in anticipation of applying for FDA approval to begin ALS human clinical trials in the United States. This memorandum of understanding expired on July 7, 2012. Pending submission of an Investigational New Drug ("IND") application to the FDA and subsequent approval, we are planning to enter into an agreement with these institutions in order to launch a Phase II clinical trial in late 2013, which we expect to complete during the first half of 2015.

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

On February 21, 2013, Brainstorm Cell Therapeutics UK Ltd., a wholly-owned U.K. subsidiary of the Israeli Subsidiary (the "UK Subsidiary"), filed a request for Orphan Medicinal Product Designation by the European Medicine Agency (EMA) for our autologous bone marrow-derived mesenchymal stem cells secreting neurotropic factors.

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

On March 14, 2013, we entered into a Memorandum of Understanding with the Mayo Clinic in Rochester, Minnesota, to participate as an additional clinical site in the Phase II ALS clinical trial planned for the first quarter of 2014. The team there will be led by Professor Anthony J. Windebank, Head of the Regenerative Neurobiology Laboratory in the Department of Neurology. This Memorandum of Understanding is due to expire on March 14, 2014.

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

On September 27, 2013 we announced that we had completed treatment of the 12 patients in our ALS Phase IIa NurOwn dose-escalating clinical trial. The complete and final statistical analysis of the data is expected to be available after 6 months of follow up with the patients. We have been informed that one patient in the study expired due to a medical condition unrelated to the Clinical Trial. We also announced that for logistical reasons, our upcoming multi-center Phase II clinical trial in the US is expected to begin, subject to FDA approval, in the first quarter of 2014, instead of late 2013 as we reported previously.

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

The specialized cells secrete neurotrophic factors for:

•	Protection of existing motor neurons;
•	Promotion of motor neuron growth; and
•	Re-establishment of nerve-muscle interaction.

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

Transplantation site and method

Clinical Indication I: ALS (current) – Based on the approval of the Israeli MoH, we are currently conducting a Phase IIa dose-escalating trial to evaluate safety and preliminary efficacy of NurOwn in ALS patients. Pending submission of an IND application to the FDA and subsequent approval, we are planning to launch a Phase II clinical trial in the USA, subject to FDA approval, in the first quarter of 2014, and we expect to complete the trial during the first half of 2015. If this trial is successful, we intend to conduct further Phase II and Phase III clinical trials of NurOwn.

Clinical Indication II: MS (future) – Based on positive proof-of-concept results obtained at Tel Aviv University with MSC-NTF cells for MS, we are currently conducting pre-clinical studies for this disease.

Proposed Reverse Stock Split

On February 28, 2013, our Board of Directors approved, subject to stockholder approval, a resolution authorizing our Board of Directors to effect a reverse stock split of our common stock by a ratio of between 1-for-10 and 1-for-20, inclusive, with our Board of Directors retaining the discretion as to whether to implement the reverse stock split and which exchange ratio to implement. On April 18, 2013, our stockholders approved this resolution. In connection with our August 16, 2013 offering pursuant to the Company’s registration statement on Form S-1 (File No. 333-186516) (the "Offering"), we have agreed that for a period of 90 days from the date of the Underwriting Agreement executed in connection with the Offering, we will not effect or make any public announcement that we intend to effect any reverse split, combination or other recapitalization of our Common Stock which would reduce the outstanding shares of Common Stock without the prior written consent of the Underwriters in the Offering.

Principal Executive Officer

On July 28, 2013, Alon Natanson, Chief Executive Officer of the Company, informed us of his resignation from his position with the Company effective 90 days after the notice. Mr. Natanson continued to hold the title of Chief Executive Officer of the Company until October 28, 2013, the end of the 90 day notice period required by Mr. Natanson’s employment agreement. The Company is currently searching for a permanent Chief Executive Officer to replace Mr. Natanson.

On August 1, 2013, the Company appointed Chaim Lebovits, the President of the Company, as its principal executive officer, and to assume the duties and responsibilities of the Chief Executive Officer on an interim basis while we search for a new Chief Executive Officer.

Underwritten Public Offering

On August 16, 2013, the Company closed a public offering of an aggregate of 23,529,411 units at a public offering price of $0.17 per unit, with each unit consisting of one share of our common stock, par value $0.00005 per share ("Common Stock"), and 0.75 of a warrant to purchase one share of our Common Stock at an exercise price of $0.25 per whole share of Common Stock (the "Warrants"). The Warrants are immediately exercisable and will expire three years from the issuance date. No units were issued, however, and purchasers received only shares of Common Stock and Warrants. The Common Stock and the Warrants may be transferred separately immediately upon issuances. We do not intend to list the Warrants on any securities exchange or other trading market and we do not expect that a public trading market will develop for the Warrants. The total expenses of this Offering were approximately $220,000. We have also reimbursed the underwriters for certain expenses. The net proceeds to the Company were approximately $3.5 million, assuming no exercise of the Warrants and after deducting the underwriting discounts and commissions and estimated offering expenses payable by us associated with the Offering.

The Warrants issued in the Offering are exercisable beginning on August 16, 2013 and will expire August 16, 2016. The exercise price of the Warrants is $0.25 per whole share of Common Stock. The exercise price and number of shares of Common Stock issuable upon exercise of the Warrants is subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, among other events as described in the Warrants. The Warrants also include, subject to certain exceptions, full ratchet anti-dilution protection in the event of the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-current exercise price of the Warrants, which would result in an adjustment to the exercise price of the Warrants. In the event of a sale of the Company, each holder of Warrants has the right, exercisable at its option, to require the Company to purchase such holder’s Warrants at a price determined using a Black-Scholes option pricing model as described in the Warrants.

The Offering was made pursuant to the Company’s registration statement on Form S-1 (File No. 333-186516), which was initially filed with the Securities and Exchange Commission (the "Commission") on February 8, 2013, subsequently amended and declared effective by the Commission on August 12, 2013.

Corporate Information

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 605 Third Avenue, 34th Floor, New York, New York 10158, and our telephone number is (646) 666-3188. We maintain an Internet website at http://www.brainstorm-cell.com. The information on our website is not incorporated into this report.

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until September 30, 2013, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2017. In addition, the Company has incurred operating costs and other expenses of approximately $ 1,076,000 during the three months ended September 30, 2013, and approximately $ 48,582,000 for the period from inception (September 22, 2000) until September 30, 2013. Operating expenses incurred since inception were approximately $ 20,325,000 for general and administrative expenses and $ 28,257,000 for research and development costs.

Research and Development, net:

Research and development expenses, net for the three months ended September 30, 2013 and 2012 were $ 804,000 and $ 732,000, respectively. In addition, the Company’s grant from The Office of the Chief Scientist increased by $ 26,000 to $ 70,000 for the three months ended September 30, 2013 from $ 44,000 for the three months ended September 30, 2012.

The increase in research and development expenses for the three months ended September 30, 2013 is primarily due to: (i) an increase of $ 128,000 in costs associated with the clinical trials mainly in the US, for an aggregate amount of $ 482,000 for the three months ended September 30, 2013, compared to $ 354,000 for the three months ended September 30, 2012; (ii) an increase of $ 95,000 in payroll costs due to recruitment of additional employees to conduct the clinical trials. This increase was partially offset by (i) an increase of $ 26,000 in CSO grants from $ 44,000 in the three months ended September 30, 2012 to $ 70,000 in the three months ended September 30, 2013; (ii) by a decrease of $ 125,000 for consulting fees, rent, travel, stock-based compensation and other expenses.

General and Administrative:

General and administrative expenses for the three months ended September 30, 2013 and 2012 were $ 272,000 and $ 440,000, respectively. The decrease in general and administrative expenses for the three month period ended September 30, 2013 from the three month period ended September 30, 2012 is primarily due to (i) decrease of $ 216,000 in stock-based compensation expenses, from $ 145,000 in the three months ended September 30, 2012 to $ (71,000) in the three months ended September 30, 2013; (ii) decrease of $ 18,000 in payroll and public relations expenses, from $ 189,000 in the three months ended September 30, 2012 to $ 171,000 in the three months ended September 30, 2013. This decrease was partially offset by an increase of $ 66,000 in consulting fees, travel, rent and other costs from $ 105,000 in the three months ended September 30, 2012 to $ 171,000 in the three months ended September 30, 2013.

Financial Expenses:

Financial expense for the three months ended September 30, 2013 was $ 5,000, compared to a financial income of $ 22,000 for the three months ended September 30, 2012.

The financial expense for the three months ended September 30, 2013 is mainly due to conversion exchange rates and bank charges that were offset by an interest receivable from a bank deposit (no such income was received in the three months ended September 30, 2012).

Net Loss:

Net loss for the three months ended on September 30, 2013 was $ 1,082,000, as compared to a net loss of $ 1,150,000 for the three months ended September 30, 2012. Net loss per share for the three months ended September 30, 2013 and September 30, 2012 was $ 0.01.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended September 30, 2013 was 164,223,127, compared to 145,407,840 for the three months ended September 30, 2012.

The increase in the weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended September 30, 2013 was due to (i) the issuance of shares of Common Stock in a public offering in August 2013, (ii) the exercise of options and warrants, and (iii) the issuance of shares to service providers and private investors.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants and the issuance of convertible promissory notes. At September 30, 2013, the Company had $5,672,000 in total current assets and $1,386,000 in total current liabilities.

Net cash used in operating activities was $ 713,000 for the three months ended September 30, 2013. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash used in investing activities was $ 3,039,000 for the three months ended September 30, 2013.

Net cash provided by financing activities was $3,326,000 for the three months ended September 30, 2013.

On July 17, 2012, the Company raised approximately $5.7 million through a public offering (the "2012 Public Offering") of its Common Stock. The Company issued a total of 19,818,972 shares of its Common Stock at $0.29 per share and warrants to purchase 0.75 shares of Common Stock for every share purchased in the 2012 Public Offering, at an exercise price of $0.29 per share. The warrants are exercisable until the 30 month anniversary of the date of issuance. After deducting closing costs and fees, the Company received net proceeds of approximately $5 million.

On August 16, 2013, the Company raised approximately $4.0 million through a public offering (the "2013 Public Offering") of its Common Stock. The Company issued a total of 23,529,411 units at a public offering price of $0.17 per unit, with each unit consisting of one share of Common Stock, and 0.75 of a warrant to purchase one share of our Common Stock at an exercise price of $0.25 per whole share of Common Stock. The warrants are exercisable until the three year anniversary of the date of issuance. After deducting closing costs and fees, the Company received net proceeds of approximately $3.3 million.

The Company’s other material cash needs for the next 12 months will include payments of (i) initiation and on-going costs of the clinical trial in the US and Israel; (ii) employee salaries; (iii) patents; (iv) construction fees for facilities to be used in the Company’s research and development and (v) fees to Company consultants and legal advisors.

Company's operations are capital intensive and will require substantial capital raisings. If the Company is not able to raise substantial additional capital, it may not be able to continue to function as a going concern and may have to cease operations. Even if the Company obtains funding sufficient to fund its operations in the short term, it would still be required to raise a substantial amount of capital in the future in order to reach profitability and to complete the commercialization of the Company’s products. The Company’s ability to fund these future capital requirements will depend on many factors, including the following:

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

There were no significant changes to our critical accounting policies during the quarter ended September 30, 2013. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Subsequent Events

None

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

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2013. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2013, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following Risk Factor has been restated from the Annual Report on Form 10-K, as updated by our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2013, to correctly indicate that the Offering was completed:

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

We expect that the net proceeds of the August 16, 2013 Offering will be insufficient to meet our obligations in the upcoming 12 months, as we commence and pursue clinical trials in the United States, and that additional capital will be required in order to finance the Company’s planned operations or the Company will reduce its costs, including curtailing its current plan to accelerate pursuit of U.S. clinical trials, in order to continue operating for the next 12 months.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During the quarter ended September 30, 2013, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

November 14, 2013	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: President (Principal Executive Officer)

November 14, 2013	By:	/s/ Liat Sossover
Name: Liat Sossover
Title: Chief Financial Officer (Principal
Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4.1	Form of Warrant, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 13, 2013 (File No. 000-54365).

10.1
Underwriting Agreement dated as of August 13, 2013 by and between Brainstorm Cell Therapeutics Inc., Roth Capital Partners, LLC and Maxim Group LLC, incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed August 13, 2013 (File No. 000-54365).

10.2
Amendment to Employment Agreement, dated September 5, 2011, by and between Brainstorm Cell Therapeutics Ltd. and Adrian Harel, incorporated by reference to Exhibit 10.39 of the amendment to the Company’s Registration Statement on Form S-1 filed on July 9, 2013 (File No. 333-186516).

