Form 10-K
period 2013-12-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2014-03-27
CIK 1137883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), was $25,010,064.

As of March 7, 2014, the number of shares outstanding of the registrant's common stock, $0.00005 par value per share, was 176,263,587.

DOCUMENTS INCORPORATED BY REFERENCE

BRAINSTORM CELL THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2013

PART I
SPECIAL NOTE

Unless otherwise specified in this annual report on Form 10-K, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. and its potential future business operations and performance. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” Some of these are described under “Risk Factors” in this annual report. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements.   It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”) .

Item 1. BUSINESS.

Company Overview

Brainstorm Cell Therapeutics Inc. (“we,” “us,” “our” or the “Company”) is a biotechnology company developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease), Multiple Sclerosis (“MS”), and Parkinson’s disease (“PD”). These diseases have limited treatment options and as such represent unmet medical needs.

We believe that NurOwn, our proprietary process for the propagation of Mesenchymal Stem Cells (“MSC”) and their differentiation into NeuroTrophic factor-(“NTF”) secreting cells (“MSC-NTF”), and their transplantation at, or near, the site of damage, offers the hope of more effectively treating neurodegenerative diseases.

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

In February 2011, the U.S. Food and Drug Administration (“FDA”) granted Orphan Drug designation to NurOwn for the treatment of ALS.

In June 2011, we initiated a Phase I/II clinical trial for the treatment of ALS with NurOwn at the Hadassah University Medical Center in Jerusalem (“HUMC”) with Principal Investigator Professor Dimitrios Karussis, after receiving approval from the Israeli Ministry of Health (“MoH”).

In July 2011, we entered into a Memorandum of Understanding with Massachusetts General Hospital (“MGH”) and the University of Massachusetts Medical School (“UMass”) in anticipation of applying for FDA approval to begin ALS human clinical trials in the United States. In March 2014, we entered into a definitive agreement with MGH in order to launch a Phase II clinical trial in the second quarter of 2014, and we expect to enter into a definitive agreement with UMass for the same.

In July 2012, together with Professor Karussis, we submitted an interim safety evaluation report to the Israeli MoH for the first 12 of 24 patients in the Phase I/II clinical trial. The report confirmed that our NurOwn therapy is safe, did not cause any adverse side effects, and some of the patients showed promising indications of clinical improvement.

In January 2013, the Israeli MoH approved acceleration to a Phase IIa combined treatment, dose-escalating trial, which we are currently conducting at HUMC. According to the protocol for this safety and preliminary efficacy trial 12 early-stage ALS patients received both intramuscular and intrathecal injections of NurOwn cells in three cohorts with increasing doses between February and August 2013. The patients were followed for six months after transplantation. Due to medical and technical considerations, two additional patients were enrolled in the trial in late 2013, in order to preserve the originally planned protocol design. These two patients will be treated by the end of the first quarter of 2014. The complete and final statistical analysis of the Phase IIa data is expected to be available after 6 months of follow up with the patients.

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

In March 2013, Principal Investigator Professor Dimitrios Karussis of Hadassah presented some of the data from the Phase I/II trial at the American Academy of Neurology Annual Meeting. The trial results analyzed to date confirmed the safety of the NurOwn Treatment and also demonstrated initial signs of possible efficacy. There was a slower decline in overall clinical and respiratory function, as measured by the ALS Functional Rating Score (“ALSFRS-R”) and Forced Vital Capacity (“FVC”) score respectively, in the six patients that received an intrathecal injection of the cells, in the six months following treatment as compared to the three months preceding treatment.

On March 14, 2013, we entered into a Memorandum of Understanding with the Mayo Clinic ("Mayo") in Rochester, Minnesota, to participate as an additional clinical site in the multi-center Phase II ALS clinical trial in the USA. The team there will be led by Professor Anthony J. Windebank, Head of the Regenerative Neurobiology Laboratory in the Department of Neurology. In January 2014 we announced that we had entered into a definitive agreement with Mayo to conduct the trial and manufacture NurOwn cells in their cleanroom facility.

On April 3, 2013, we entered into a manufacturing agreement with Dana-Farber Cancer Institute (“Dana-Farber”) under which Dana-Farber’s Connell and O’Reilly Cell Manipulation Core Facility will produce NurOwn in its cGMP-compliant clean rooms for the MGH and UMass clinical sites during our upcoming Phase II ALS clinical trial in the United States.

In June 2013, we entered into a Memorandum of Understanding (“MOU”) with PRC Clinical, a Contract Research Organization (“CRO”) based in the San Francisco Bay Area, in anticipation of our planned Phase II multi-center ALS clinical trial in the United States.

On July 17, 2013, we received Orphan Medicinal Product Designation for our NurOwn for the treatment of ALS from the European Commission.

On August 1, 2013 we announced that we submitted a favorable safety report to the hospital Helsinki Committee (IRB) for the second group of patients in our ongoing Phase IIa ALS clinical trial at the Hadassah Medical Center in Jerusalem, Israel. We announced that the treatment was well tolerated and no serious adverse events were observed. Except for one SAE (Serious Adverse Event, death due to cardiopulmonary arrest) that was reported as non-treatment related.

On September 27, 2013 we announced that we had completed treatment of the 12 patients in our ALS Phase IIa NurOwn dose-escalating clinical trial. We have been informed that one patient in the study expired due to a medical condition unrelated to the Clinical Trial.

In October 2013, we announced that we launched our activities in the US in preparation for our Phase IIa multi-center clinical trial, with the initiation of the NurOwn™ technology transfer process at the Dana Farber Cancer Institute (DFCI). Since then, a series of on-site training sessions for cell manufacturing are ongoing at DFCI.

On December 10, 2013, we announced that Prof. Karussis presented some of his preliminary findings from our ALS Phase IIa NurOwn dose-escalating clinical trial at the 24th International Symposium on ALS/MND the previous week in Milan, Italy. According to Prof. Karussis, the safety data are "impressively positive," with only minimal and transient adverse events, even though the patients in this study were injected both intrathecally and intramuscularly with up to double the dose of NurOwn cells given in the Phase I trial. In addition, a number of patients showed some initial indications of clinical improvement.

In December 2013 the Company submitted an Investigational New Drug (“ IND”) application to the FDA.

Our Proprietary Technology

Our NurOwn technology is based on a novel differentiation protocol which induces differentiation of the bone marrow-derived mesenchymal stem cells into neuron-supporting cells, MSC-NTF cells, capable of releasing several neurotrophic factors, including Glial-derived neurotrophic factor (“GDNF”) and Brain-derived neurotrophic factor (“BDNF”), Vascular endothelial growth factor (VEGF) and Hepatocyte growth factor (HGF) which are critical for the growth, survival and differentiation of developing neurons.
GDNF is one of the most potent survival factors known for peripheral neurons. VEGF and HGF have been reported to have important neuro-protective effects in ALS.

Our approach to treatment of neurodegenerative diseases with autologous adult stem cells includes a multi-step process beginning with harvesting of undifferentiated stem cells from the patient's own bone marrow, and concluding with transplantation of differentiated, neurotrophic factor-secreting mesenchymal stem cells (MSC-NTF) into the same patient – intrathecally and/or intramuscularly. Intrathecal (injection into the cerebrospinal fluid) transplantation consists of injection with a standard lumbar puncture; there is no need for a laminectomy – an invasive, orthopedic spine operation to remove a portion of the vertebral bone, as required by other technologies. Intramuscular (injection directly into muscle) transplantation is performed via a standard injection procedure as well.

Our proprietary, production process for induction of differentiation of human bone marrow derived mesenchymal stem cells into differentiated cells that produce NTF (MSC-NTF) for clinical use is conducted in full compliance with current Good Manufacturing Practice (“cGMP”).

Our proprietary technology is licensed to and developed by our Israeli Subsidiary.

The NurOwn Transplantation Process

§	Bone marrow aspiration from patient;
§	Isolation and expansion of the mesenchymal stem cells;
§	Differentiation of the expanded stem cells into neurotrophic-factor secreting (MSC-NTF) cells; and
§	Autologous transplantation into the patient’s spinal cord or muscle tissue.

Differentiation before Transplantation

The ability to induce differentiation of autologous adult mesenchymal stem cells into MSC-NTF cells before transplantation is unique to NurOwn, making it the first-of-its-kind for treating neurodegenerative diseases.

The specialized cells secrete neurotrophic factors for:

§	Protection of existing motor neurons;

§	Promotion of motor neuron growth; and

§	Re-establishment of nerve-muscle interaction.

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

Transplantation site and method

Clinical Indication I: ALS (current) – Based on the approval of the Israeli MoH, we are currently conducting a Phase IIa dose-escalating trial to evaluate safety and preliminary efficacy of NurOwn in ALS patients. Pending approval of our IND application to the FDA, we are planning to launch a Phase II clinical trial in the USA in the second quarter of 2014. We intend to conduct further Phase II/III repeat dose clinical trials of NurOwn.

Clinical Indication II: MS (future) – Based on positive proof-of-concept results obtained at Tel Aviv University with MSC-NTF cells for MS, we are currently conducting a pre-clinical study for this disease at HUMC's SPF-grade animal laboratory in Jerusalem. The study was approved by the Institutional Animal Care and Use Committee (IACUC) of the Hebrew University.

History

The Company was incorporated under the laws of the State of Washington on September 22, 2000, under the name Wizbang Technologies, Inc. and acquired the right to market and sell a digital data recorder product line in certain states in the U.S. Subsequently, the Company changed its name to Golden Hand Resources Inc. On July 12, 2004, the Company entered into a research and license agreement with Ramot to acquire certain stem cell technology and decided to discontinue all activities related to the sales of the digital data recorder product. In November 2004, the Company changed its name from Golden Hand Resources Inc. to Brainstorm Cell Therapeutics Inc. to better reflect its new line of business in development of novel cell therapies for neurodegenerative diseases. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. in Israel. On December 18, 2006, the stockholders of the Company approved a proposal to change the state of incorporation of the Company from the State of Washington to the State of Delaware. The reincorporation was completed on December 21, 2006 through the merger of the Company into a newly formed, wholly-owned Delaware subsidiary of Brainstorm, also named Brainstorm Cell Therapeutics Inc. On February 19, 2013, the Israeli Subsidiary formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics UK Ltd. in the United Kingdom (the “UK Subsidiary”).

Other Recent Developments

Public Offerings

On August 16, 2013, the Company closed a public offering of an aggregate of 23,529,411 units at a public offering price of $0.17 per unit, with each unit consisting of one share of our common stock, and 0.75 of a warrant to purchase one share of our common stock at an exercise price of $0.25 per whole share of common stock (the "Warrants"). The Warrants are immediately exercisable and will expire three years from the issuance date. No units were issued, however, and purchasers received only shares of common stock and Warrants. The common stock and the Warrants may be transferred separately immediately upon issuances. We do not intend to list the Warrants on any securities exchange or other trading market and we do not expect that a public trading market will develop for the Warrants. The total expenses of this Offering were approximately $700,000. We have also reimbursed the underwriters for certain expenses. The net proceeds to the Company were approximately $3.3 million, assuming no exercise of the Warrants and after deducting the underwriting discounts and commissions and estimated offering expenses payable by us associated with the Offering.

On July 17, 2012, we raised approximately $5.7 million through a public offering (“2012 Public Offering”) of our common stock. We issued a total of 19,818,968 shares of our common stock at $0.29 per share and 14,864,228 warrants to purchase shares of common stock for every share purchased in the 2012 Public Offering, at an exercise price of $0.29 per share. The warrants are exercisable until the 30 month anniversary of the date of issuance. After deducting closing costs and fees, we received net proceeds of approximately $5 million.

Governmental Grants

In September 2011, we received notice from the Israeli Office of the Chief Scientist (“OCS”) of its commitment to grant the Company approximately $1.1 million in accordance with OCS guidelines and the relevant plan approved by the OCS (the “Approved Plan”).

In 2012, we received notices from the OCS of its commitment to grant the Company approximately $1,086,000 for the year ending June 30, 2013.

In December 2013, we were awarded an $800,000 non-dilutive grant from Israel’s Office of the OCS for the year 2014.
In February 2014, we were awarded an additional $600,000 non-dilutive grant from the OCS for 2014.

With regards to any funding received from the OCS, we are obligated to pay royalties to the OCS, amounting to 3% to 3.5% of revenues (subject to the relevant regulations, as amended from time to time) derived from sales of the products funded with the OCS grant, depending on the origin of the products’ production. Such royalty payments shall be up to an amount equal to 100% of the grant received. The grant is linked to the exchange rate of the U.S. dollar and bears interest of Libor per annum.

Any plan approved by the OCS research committee for grant funding is subject to Israel’s Encouragement of Industrial Research and Development Law, 5744 – 1984 (“R&D Law”), which, among others, restricts the transfer of any know-how (as further defined therein) and the transfer of the manufacture of the outcome product of such Approved Plan outside of Israel.

The research committee may, in special cases, approve the transfer abroad of know-how or any right thereof, derived from research and development conducted under the Approved Plan in Israel, in exchange for receiving know-how from the party abroad; provided, however, that such exchange is towards joint and new research and development.

The research committee may, in special cases and on grounds to be recorded, approve a request to transfer outside of Israel, the manufacturing or the rights to manufacture a product developed within the framework of the Approved Plan; provided, however, that in exchange for such approval, the OCS shall be entitled to, inter alia, payment of increased royalties due to the transfer of such manufacturing rights.

Collaboration with Octane Biotech

On December 10, 2012, we signed a development agreement (the “Octane Agreement”) with Octane Biotech Inc. of Kingston, Ontario (“Octane”), to jointly collaborate towards developing proprietary bioreactor for scale up production of our NurOwn treatment. The customized bioreactor (the “NurOwn Bioreactor”) will enable us to enhance the efficiency of our NurOwn production process, significantly increasing our production capabilities by using a single clean room for multiple patients, reducing costs and time.

According to the Octane Agreement, in the event that the parties successfully complete the development of the NurOwn Bioreactor, the parties reserve the right to enter into an agreement for the supply of clinical products and/or provisions of services.

The Octane Agreement further dictates that Octane shall be prohibited from selling and/or transferring the NurOwn Bioreactor to any third party without our prior written consent.

The 3-year collaborative project with a total budget of 1,365,000 Canadian dollars is being supported by the Canada-Israel Industrial Research and Development Foundation which collaborates with the Israeli OCS. The Israeli OCS has confirmed its participation, in such project, of approximately U.S. $141,000 for the first year, which comprises 50% of our budget of approximately U.S. $282,000 for that period.
By the fourth quarter of 2013, Octane developed a first automation system prototype for culturing NurOwn cells, and for process development and optimization.

Development of Cryopreservation Method

In January 2013, we announced the development of a proprietary method for cryopreservation, or freezing, of cells, which will enable long-term storage, and production of repeat patient doses of NurOwn without the need for additional bone marrow aspirations. We believe that cryopreservation will enable us to create a personalized NurOwn stem cell bank for each patient, for ongoing, repeat treatments.

Orphan Drug Status by the European Medicine Agency (“EMA”)

On July 17, 2013, we received Orphan Medicinal Product Designation for our NurOwn for the treatment of ALS from the European Commission. Orphan designation grants a 10-year marketing exclusivity in the EU for the designated indication, as well as several other regulatory incentives.

Clinical Trial Update

On September 27, 2013 we announced that we had completed treatment of 12 patients in our ALS Phase IIa NurOwn dose-escalating clinical trial. We have been informed that one patient in the study expired due to a medical condition unrelated to the Clinical Trial. An interim safety summary for the first 12 patients in the study was submitted to the Hadassah Medical Center Ethical Committee about two month after transplantation of the 12th patient. One SAE (Serious Adverse Event, death due to cardiopulmonary arrest) was reported as non-treatment related. The majority of the other AE observed were procedure related and not treatment related. In the three months following this summary, one patient chose to undergo euthanasia and discontinued the study.
 Due to medical and technical considerations, two additional patients were enrolled in the trial in late 2013, in order to preserve the originally planned protocol design. These two patients will be treated by the end of the first quarter of 2014. The complete and final statistical analysis of the Phase IIa data is expected to be available after 6 months of follow up with the patients.

On December 10, 2013, we announced that Prof. Karussis presented some of his preliminary findings from our ALS Phase IIa NurOwn dose-escalating clinical trial at the 24th International Symposium on ALS/MND the previous week in Milan, Italy. According to Prof. Karussis, the safety data are "impressively positive," with only minimal and transient adverse events, even though the patients in this study were injected both intrathecally and intramuscularly with up to double the dose of NurOwn cells given in the Phase I trial. In addition, a number of patients showed some initial indications of clinical improvement.

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

Our efforts are currently directed at:

§	Completing a Phase IIa dose-escalating clinical trial of NurOwn for the treatment of ALS with 14 ALS patients in Israel;

§	Conducting technology transfer of the NurOwn manufacturing process to the Dana Farber Cell culture facility DFCI in Boston and to the Mayo Clinic cell culture facility in Rochester;
§	Fulfilling all requirements for IND approval;
§	Obtaining IRB approval at the three U.S. clinical sites;
§	Initiating a Phase II ALS clinical trial of NurOwn in the United States;
§	Collaborating with Octane on development of a customized NurOwn bioreactor; and
§	Completing pre-clinical studies of NurOwn for the treatment of MS.

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

Currently, two principal platforms for cell therapy products are being explored: (i) embryonic stem cells (“ESC”), isolated from the inner mass of a few days old embryo; and (ii) adult stem cells, sourced from bone marrow, cord blood and various organs. Although ESCs are the easiest to grow and differentiate, their use in human therapy is limited by safety concerns associated with their tendency to develop teratomas (a form of tumor) and their potential to elicit an immune reaction. In addition, ESC has generated much political and ethical debate due to the derivation of ESCs from aborted fetuses.

Cell therapy using adult stem cells avoids many of these concerns. Mesenchymal stem cells (“MSCs” are an example of adult stem cells. These “multi-potent” cells can produce more than one type of specialized cell of the body, such as bone, fat, cartilage, and other types of cells. They secrete factors that promote tissue repair, and decrease inflammatory and immune reactions. The bone marrow (“BM”) is an invaluable source of MSCs. Moreover, bone marrow may be obtained through a simple procedure of aspiration, from the patient himself, enabling autologous cell therapy, thus obviating the need for donor matching, circumventing immune rejection and other immunological mismatch risks, as well as avoiding the need for immunosuppressive therapy. We believe that autologous bone marrow-derived mesenchymal stem cells, which are capable of in-vitro growth and multipotential differentiation, are a preferable source of therapeutic stem cells.

Neurodegenerative Diseases

Studies of neurodegenerative diseases suggest that symptoms that arise in afflicted individuals are secondary to defects in neuron cell function and neural circuitry. To date, these diseases have been treated effectively with systemic drug delivery. Consequently, alternative approaches for treating neurodegenerative diseases have been attempted, such as transplantation of cells capable of replacing or supplementing the function of damaged neurons. For such cell replacement therapy to work, implanted cells must survive and integrate, both functionally and structurally, within the damaged tissue.

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

Approximately 5,600 people in the U.S. are diagnosed with ALS each year. It is estimated that as many as 30,000 Americans have the disease at any given time. Estimated annual treatment costs for advanced stage patients can be as high as $200,000, representing an aggregate direct cost to the healthcare system of more than $6 billion per year (Source: Alliance for Regenerative Medicine).

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

Treatment decisions are typically determined by the patient's symptoms and the stage of the disease. Some medications used for ALS patients include:

·
Riluzole - the only medication approved by the FDA to slow the progress of ALS. While it does not reverse ALS, Riluzole has been shown to reduce nerve damage. Riluzole may extend the time before a patient needs a ventilator (a machine to assist breathing) and may prolong the patient's life by several months;

·	Baclofen or Diazepam - used to control muscle spasms, stiffness or tightening (spasticity) that interfere with daily activities; and

·	Trihexyphenidyl or Amitriptyline – used to treat patients who have excess saliva or secretions, and emotional changes.

Other medications may be prescribed to help reduce such symptoms as fatigue, pain, sleep disturbances, constipation, and excess saliva and phlegm.

Multiple Sclerosis (MS)

MS is a chronic neurodegenerative disorder that affects the brain and spinal cord. Nerve cells are normally insulated with a protective layer called myelin, which allows nerve signals to travel properly. In MS, the myelin is destroyed (demyelination), causing loss of function of the nerve cells and disrupting transmission of brain messages to various parts of the body. While generally thought to be an autoimmune disease, the exact cause of MS is unknown.

There are currently over 2.5 million people with MS worldwide, with roughly 800,000 of these in the U.S. and Europe. Over 10,000 new cases are diagnosed annually in the U.S., with the majority of these in women between the ages of 20 and 50. Annual treatment costs for MS can be as much as $34,000 a year per patient.

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

Most people experience MS symptoms between the ages of 20 and 40. At least two to three times more women than men have been diagnosed with MS. MS occurs in most ethnic groups, including African-Americans, Asians and Latinos, but is more common in Caucasians of northern European ancestry.

Treatment of MS focuses on symptom management, treatment of attacks, and reduction of disease progression. Of the nine FDA-approved, disease modifying treatments introduced since 1993, three are interferon-based, two are immunomodulators, one is an immunosuppressant, one is an antineoplastic, one is a monoclonal antibody, and one’s exact mechanism is unknown. (Source: National MS Society).

While disease-modifying treatments reduce the progression rate of the disease, they do not stop it. As multiple sclerosis progresses, the symptomatology tends to increase. Therefore, MS treatment management includes symptomatic treatments as well as rehabilitative and psychological approaches such as physical therapy, speech therapy, occupational therapy, support groups, an exercise program, a healthy lifestyle, good nutrition, rest and relaxation.

The variable clinical presentation of MS and the lack of established diagnostic laboratory tests lead to delays and difficulties in diagnosis. New diagnostic methods are being investigated as well as biomarkers for monitoring disease activity.

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

Over 6.3 million people worldwide suffer from PD, of whom about one million are in the United States. Most people are diagnosed with the disease between the ages of 55 and 65 and about 85% of people with PD are over the age of 65. Prevalence of PD is increasing in line with the general aging of the population. The market for pharmaceutical treatments for PD has been estimated to be $2.4 billion a year in the U.S., France, Germany, Italy, Spain, the United Kingdom and Japan. However, these costs are dwarfed when compared to the total economic burden of the disease, which has been estimated by the National Parkinson Foundation to exceed $14 billion annually in the U.S. alone, including costs of medical treatment, caring, facilities and other services, as well as loss of productivity of both patients and caregivers.

The symptoms of PD include shaking (tremor), stiff muscles (rigidity) and slow movement (Bradykinesia). A person with fully developed PD may also have a stooped posture, a blank stare or fixed facial expression, speech problems and difficulties with balance or walking. Although it can be highly debilitating, the disease is not life threatening and an average patient’s life span is approximately 20 years from the onset of symptoms.

Treatment of PD primarily comprises dopamine replacement, either directly (levodopa), with dopamine mimetics or by inhibition of its breakdown. These treatments focus on treating the symptoms of the disease and are not a cure for PD.

Levodopa, which remains the standard and most potent PD medication available, has a propensity to cause serious motor response complications with long-term use. Moreover, effective drug dosage often requires gradual increase, leading to more adverse side effects and eventual resistance to its therapeutic action. This greatly limits patient benefit. Therefore, physicians and researchers have sought levodopa-sparing strategies in patients with early-stage disease to delay the need for levodopa.

PD is also treated by Deep Brain Stimulation (“DBS”), which consists of implanting electrodes deep into the brain to provide permanent electrical stimulation to specific areas of the brain and to cause a delay in the activity in those areas. However, DBS is problematic as it can cause uncontrollable and severe side effects such as bleeding in the brain, infection and depression. In addition, like drug therapy, DBS focuses on treating the symptoms of PD and does not provide a cure.

There is a greatly unsatisfied need for novel approaches towards management of PD, primarily to control levodopa-induced adverse side effects and motor dysfunction, as well as to delay the onset of disease-related dementia.

In addition to the symptomatic drug development approaches, there is an intense effort to develop cell and gene therapeutic “curative” approaches to restore the neural function in patients with PD, by (i) replacing the dysfunctional cells with dopamine producing cell transplant, or by (ii) providing growth factors and proteins, such as GDNF, that can maintain or preserve the patient’s remaining dopaminergic cells, protecting them from further degeneration. Preclinical evaluation of cell therapeutic approaches based on transplantation of dopaminergic neurons differentiated in-vitro from ESC, have been successful in ameliorating PD in animal models, as has direct gene therapy with vectors harboring the GDNF gene. However, these approaches are limited, in the first case, by the safety and ethical considerations associated with use of ESC, and, in the second case, by the safety risks inherent to gene therapy. As a result, intensive efforts have been made to develop an adult stem-cell based treatment.

Company Business Strategy

Our company is focused on advancing the NurOwn treatment, with the goal of obtaining FDA regulatory approval for uses as a treatment of ALS patients.

§	Phase IIa dose-escalating safety and preliminary efficacy clinical trial in Israel;
§	Phase II ALS safety and preliminary efficacy clinical trial in the United States; and
§	Phase II/III repeat dose clinical efficacy trial.

Additional strategic goals of the Company:

§	Development of a customized NurOwn bioreactor for optimization and scale-up of NurOwn production;
§	Development of additional clinical indications, i.e. MS;
§	Pursuing strategic partnerships with pharmaceutical companies as we progress towards advanced clinical development and commercialization.

Sales and Marketing

We intend to establish and maintain fully-equipped cGMP-certified Cell-Processing Centers in strategic locations to conduct NurOwn production and distribution over the broadest geographic area. Each Cell-Processing Center would receive an initial Bone Marrow sample of the patient, harvested at a medical center. The patient’s MSC cells would be isolated and expanded, in order to produce an initial dose of NurOwn cells. A master cell bank for each individual patient would be maintained for production of subsequent, future NurOwn doses on a long-term basis. These doses would be produced as needed and transported to the medical centers, where they would then be transplanted back into the patient.

We intend to seek partnering opportunities with a strategic partner as we progress towards advanced clinical development and commercialization.

Intellectual Property

Patents:

On January 8, 2014 we announced that we received a Notice of Intention to Grant from the European Patent Office (EPO) for our patent application entitled "Isolated Cells and Populations Comprising Same for the Treatment of CNS Diseases" (European serial number EP 06766101.7) . This patent relates to the production method for the company's proprietary stem cells induced to secrete large quantities of neurotrophic factors for the treatment of neurodegenerative diseases.

On February 11, 2014 we were granted a U.S. Patent (No. 8,647,874) for the same patent application as above.

On March 4, 2014 we were granted a U.S. Patent (No. 8,663,987) for our “Mesenchymal Stem Cells for the Treatment of CNS Diseases” (serial number 12/994,761) patent application. This patent relates to our proprietary stem cells induced to secrete large quantities of neurotrophic factors for the treatment of neurodegenerative diseases.

We have pending patent applications in (1) the United States; (2) Europe; (3) Israel; and (4) Hong Kong, as follows:

A.    The Israeli Subsidiary is the sole owner of United States Provisional patent application Serial No. 61/679,822, filed August 6, 2012, entitled "Methods of Generating Mesenchymal Stem Cells Which Secrete Neurotrophic Factors.” This application has now been filed as International Application No.: PCT IL2013/050660.

This invention is directed to a method of generating MSCs which secrete neurotrophic factors (“NTFs”) comprising incubating a population of undifferentiated MSCs in a differentiating medium comprising basic fibroblast growth factor (“bFGF”), platelet derived growth factor (“PDGF”), heregulin and cAMP. The application also covers a method of treating a disease for which administration of neurotrophic factors is beneficial in a subject in need thereof, comprising administering to the subject a therapeutically effective amount of isolated population of MSCs which secretes neurotrophic factors made according to the above method. Also taught is a method of selecting MSCs which secrete NTFs from a mixed population of MSCs, comprising (a) analyzing the cells of said mixed population of cells for at least one of the following parameters: (i) cells which express CD44 below a predetermined threshold, or (ii) cells which express CD73 above a predetermined threshold; and (b) selecting cells which are positive for at least one of said parameters, thereby selecting the MSCs which secrete neurotrophic factors. The application teaches a pharmaceutical composition comprising the isolated population of MSCs as an active agent and a pharmaceutically acceptable carrier.

B.     The Israeli Subsidiary is co-owner, with Ramot, in the invention entitled “Mesenchymal Stem Cells for the Treatment of CNS Diseases”, filed as a PCT application on May 26, 2009, currently pending as National Phase patent applications in the following countries:

•	United States: Serial No. 12/994,761
•	United States: Serial No. 14/164,286
•	Europe: Serial No. 09754337.5
•	Europe: Serial No. 13164650.7
•	Israel: Serial No. 209604
•	Hong Kong: Serial No. 11107062.5
•	Hong Kong: Serial No. 13109415.3

This invention is directed to an isolated human cell comprising at least one mesenchymal stem cell phenotype and secreting brain-derived neurotrophic factor (“BDNF”), wherein a basal secretion of the BDNF is at least five times greater than a basal secretion of the BDNF in a mesenchymal stem cell. Also disclosed in this application is an isolated cell population comprising human mesenchymal stem cells, wherein at least 50% of the cells express glial fibrillary acidic protein (“GFAP”) and secrete at least one neurotrophic factor. Also taught is an isolated cell population comprising human cells wherein (i) at least N% of said human cells secreting BDNF, wherein a basal secretion of said BDNF is at least five times greater than a basal secretion of the BDNF in a mesenchymal stem cell; (ii) at least M% of said human cells comprise at least one mesenchymal stem cell phenotype; and (iii) at least one of the human cells secretes the BDNF and the mesenchymal stem cell phenotype; where M and N are each independently selected between 1 and 99. Methods of generating same and uses of same are also disclosed. The method of generating cells useful for treating a CNS disease or disorder comprises (a) incubating mesenchymal stem cells in a culture medium comprising platelet lysate to generate propagated mesenchymal stem cells; and (b) incubating said propagated mesenchymal stem cells in a differentiating medium, thereby generating cells useful for treating the CNS disease or disorder. Another method taught is that of generating cells secreting neurotrophic factors, comprising (i) incubating mesenchymal stem cells in a serum free medium comprising platelet lysate to generate propagated mesenchymal stem cells; and (ii) incubating the propagated mesenchymal stem cells in a differentiating medium comprising at least one differentiating agent, said at least one differentiating agent being selected from the group consisting of platelet derived growth factor (“PDGF”), human neuregulin 1-b1, FGF2, EGF, N2, IBMX and cAMP, thereby generating cells secreting neurotrophic factors. The European applications claim an isolated human cell comprising a cell being non-genetically manipulated, and characterized by: a) expressing tyrosine hydroxylase, nestin and H-NF and b) secreting BDNF, and c) not secreting nerve growth factor (“NGF”) wherein a basal secretion of said BDNF is at least five times greater than a basal secretion of said BDNF in a mesenchymal stem cell; an isolated cell population comprising cells generated from human bone marrow derived cells expressing CD73, CD90 and CD105 and not expressing CD14, CD19, CD34, CD45 and HLA-DR, wherein at least 50% of the cells of the cell population express GFAP and secrete BDNF; and a method of generating cells useful for treating a CNS disease or disorder, the method comprising: (1) incubating bone marrow derived cells expressing CD73, CD90 and CD105 and not expressing CD14, CD19, CD34, CD45 and HLA-DR in a culture medium comprising human platelet lysate to generate propagated cells; and (2) incubating said propagated cells in a medium comprising a differentiating agent, thereby generating cells useful for treating the CNS disease or disorder, wherein said differentiating agent is selected from the group consisting of PDGF, human neuregulin 1-β1, FGF2, EGF, N2, IBMX and cAMP.

C.    The Israeli Subsidiary is the licensee of the following patent applications owned by Ramot under terms set forth in the Second Ramot Agreement and the Assignment Agreement, as follows:

1. Invention entitled “Isolated Cells and Populations Comprising Same for the Treatment of CNS Diseases”, filed as a PCT application on June 18, 2006, currently pending as National Phase patent applications in the following countries:

•	Europe: Serial No. 06766101.7
•	Europe: Serial No. 11000994.1
•	Hong Kong: Serial No. 12112468.4
•	United States: Serial No. 11/727,583, Continuation-in-Part filed on March 27, 2007
•	United States: Serial No. 14/173,846

This invention is directed to an isolated human cell and populations thereof comprising at least one astrocytic phenotype and at least one mesenchymal stem cell phenotype, wherein the mesenchymal stem cell phenotype is not an astrocytic phenotype; an isolated human cell comprising at least one mesenchymal stem cell phenotype and at least one astrocytic structural phenotype, wherein the mesenchymal stem cell phenotype is not an astrocytic structural phenotype; or an isolated human cell comprising at least one mesenchymal stem cell phenotype and at least one astrocytic functional phenotype, wherein the mesenchymal stem cell phenotype is not an astrocytic functional phenotype. Also taught is a method of generating astrocyte-like cells expressing S100 beta, glial fibrillary acidic protein (GFAP), glutamine sythetase, GLAST, GLTI and glial derived neurotrophic factor (GDNF) comprising (a) culturing mesenchymal stem cells in a medium comprising human epidermal growth factor (hEGF) and human basic fibroblast growth factor (hbFGF); and (b) incubating the mesenchymal stem cells in a differentiating medium comprising platelet derived growth factor (PDGF) and human neuregulin 1-b1, thereby generating astrocyte-like cells. Another disclosed method of generating astrocyte-like cellse teaches (i) incubating mesenchymal stem cells in a medium comprising hEGF and hbFGF to generate cells predisposed to generate into astrocyte-like cells; and (ii) incubating the predisposed cells in a differentiating medium comprising PDGF and human neuregulin 1-b1, thereby generating astrocyte-like cells.

2.     Invention entitled “Methods, nucleic acid constructs and cells for treating neurodegenerative disorders”, filed on May 17, 2005 as United States patent application Serial No. 13/783,607. This invention is directed to a method of treating a neurodegenerative disorder by administering to an individual in need thereof cells capable of exogenously regulatable neurotransmitter synthesis. The cells are produced by incubating bone marrow stromal cells in a differentiating medium comprising docosahexaenoic acid or arachidonic acid and at least one differentiating agent.

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

Research and License Agreement with Ramot

On July 12, 2004, we entered into a Research and License Agreement (the “Original Ramot Agreement”) with Ramot, the technology licensing company of Tel Aviv University, which agreement was amended on March 30, 2006 by the Amended Research and License Agreement (described below). Under the terms of the Original Ramot Agreement, Ramot granted to us a license to (i) the inventions, know-how and results made with respect to the above-mentioned stem cell technology developed by the team led by Prof. Melamed and Prof. Offen in the course of performance of the research, and the patents and pending patent applications owned by Ramot, and (ii) the results of further research to be performed by the same team on the development of the stem cell technology. Simultaneously with the execution of the Original Ramot Agreement, we entered into individual consulting agreements with Prof. Melamed and Prof. Offen pursuant to which all intellectual property developed by Prof. Melamed or Prof. Offen in the performance of services thereunder will be owned by Ramot and licensed to us under the Original Ramot Agreement.

On March 30, 2006 and May 23, 2006, we entered into an Amended Research and License Agreement and an Amendment Agreement to the Amended Research and License Agreement, respectively (the “Amended Research and License Agreement”) with Ramot. Under the Amended Research and License Agreement, the funding of further research relating to the licensed technology in an amount of $570,000 per year was reduced to $380,000 per year. Moreover, under the Amended Research and License Agreement, the initial period of time that we agreed to fund the research was extended from an initial period of two (2) years to an initial period of three (3) years. The Amended Research and License Agreement also extended the additional two-year period in the Original Ramot Agreement to an additional three-year period, if certain research milestones were met.

We entered into a Second Amended and Restated Research and License Agreement with Ramot on July 26, 2007, effective July 12, 2004 (the “Second Ramot Agreement”), which amended and replaced the Amended Research and License Agreement. The Second Ramot Agreement imposed on us development and commercialization obligations, milestone and other obligations. The license was granted in consideration for (i) royalty payments ranging from three percent (3%) to five percent (5%) of all net sales and (ii) potential payments concerning sublicenses ranging from twenty percent (20%) to twenty-five percent (25%) of sublicense receipts. In addition, in the event that the research period was extended for an additional three year period in accordance with the terms of the Second Ramot Agreement, then we had to make payments to Ramot for each year of the extended research period in the amount of $380,000. As of June 30, 2007, we owed Ramot an aggregate amount of $513,249 in overdue payments and patent fees under the Amended Research and License Agreement.

On August 1, 2007, we obtained a waiver and release from Ramot pursuant to which Ramot agreed to an amended payment schedule regarding our payment obligations under the Second Ramot Agreement and waived all claims against us resulting from our previous breaches, defaults and non-payment under the Amended Research and License Agreement.

After our failure to meet the amended payment schedule and subsequent negotiations, on December 24, 2009, we entered into a Letter Agreement and an amended agreement to the Second Ramot Agreement (collectively, the “Letter Agreement”) with Ramot, pursuant to which, among other things, Ramot agreed to: (i) release us from our obligation to fund three years of additional research (which would have totaled $1,140,000) and (ii) accept conversion of certain research payments due in the amount of $272,000 into 1,120,000 shares of our common stock. Pursuant to the Letter Agreement, we agreed, among other things, to: (i) reimburse Ramot for outstanding patent-related expenses; and (ii) abandon our rights in certain joint patent rights and patents of Ramot in certain countries.

As of February 2011, Ramot had sold the 1,120,000 shares of common stock of the Company for approximately $235,000 and we paid the remaining $5,000 due to Ramot. To date there is no additional debt to Ramot.

On December 20, 2011, we entered into an Assignment Agreement with our Israeli Subsidiary (the “Assignment Agreement”), with the consent of Ramot. Under the Assignment Agreement, we assigned and transferred all of our rights, interests, titles, liabilities and obligations (the “Rights”) under the Second Ramot Agreement to our Israeli Subsidiary, effective as of January 1, 2007 and our Israeli Subsidiary agreed to assume all such Rights. We agreed to be a guarantor of all obligations of our Israeli Subsidiary under the Second Ramot Agreement and Ramot can look to us to demand compliance with the Second Ramot Agreement.

In May 2012, we, the Israeli Subsidiary and Prof. Offen entered into a Consulting Agreement, effective as of January 1, 2012, which replaced the previous consulting agreement, dated July 31, 2004, pursuant to which all work product resulting from the provision of services will vest solely with the Israeli Subsidiary and if any work product resulting from the provision of services results in the creation or development of intellectual property it will be deemed a joint invention, and will be jointly owned by Ramot and the Israeli Subsidiary.

Government Regulations and Supervision

Government Regulation and Product Approval

Once fully developed, we intend to market our bone marrow derived differentiated neurothrophic-factor secreting cell products, NurOwn, for autologous transplantation in patients by neurosurgeons in medical facilities in the U.S., Europe, Japan and the Pacific Rim. We plan to submit biologics license application (“BLA”) in the United States from the development of NurOwn for the treatment of ALS patients. We initiated the regulatory process with a Pre-IND meeting with the FDA in September 2012, and submtted our IND application in December 2013. We have retained expert regulatory consultants to assist us in our approaches to the FDA.

In January 2013, the EMA Committee for Advanced Therapies classified NurOwn as an Advanced Therapy Medicinal Product.

Government authorities in the United States at the federal, state and local level extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, export and import of products such as those we are developing. Our product candidates must receive final approval from the FDA before they may legally be marketed in the United States or by the appropriate foreign regulatory agency before it may be legally marketed in foreign countries.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. Biologics are subject to regulation by the FDA under the FDCA, the Public Health Service Act, or the PHSA, and related regulations and other federal, state and local laws and regulations. Biological products are therapies used to treat disease and health conditions. They include a wide variety of products including vaccines, blood and blood components, gene therapies, tissue and proteins. Unlike most prescription products made through chemical processes, biological products generally are made from human and/or animal materials. To be lawfully marketed in interstate commerce, a biologic product must be the subject of a BLA, issued by the FDA on the basis of a demonstration that the product is safe, pure and potent, and that the facility in which the product is manufactured meets standards to assure that it continues to be safe, pure and potent. The FDA has developed and is continuously updating the requirements with respect to cell and gene therapy products and has issued documents concerning the regulation of cellular and tissue-based products. Manufacturers of cell and tissue-based products must comply with the FDA’s current good tissue practices, or cGTP, which are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of such products. The primary intent of the cGTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease.

The process of obtaining regulatory approvals and ensuring compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, product detention, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a biological product or drug may be marketed in the United States generally involves the following:

•	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices or other regulations;
•	Submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;
•
Performance of adequate and well-controlled clinical trials according to Good Clinical Practices, or GCP, to establish the safety and efficacy of the proposed biological product or drug for its intended use;

•	submission to the FDA of a new drug application, or NDA, for a new drug; or a biologic license application for a new biological product;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with Good Manufacturing Practices, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s or biologic’s identity, strength, quality and purity; and

•	FDA review and approval of the BLA or NDA.

The testing and approval process require substantial time, effort and financial resources and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

Once a pharmaceutical product candidate is identified for development, it enters the preclinical testing phase. Preclinical tests include laboratory evaluations of product chemistry, toxicity, formulation and stability, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, to the FDA as part of the IND. The sponsor must also include a protocol detailing, among other things, the objectives of the initial clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the initial clinical trial lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during trials due to safety concerns or non-compliance. Accordingly, we cannot assure you that submission of an IND will result in the FDA allowing clinical trials to begin or, once begun, issues will not arise that result in the suspension or termination of such trial.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations. These regulations include the requirement that all research subjects provide informed consent. Further, an institutional review board, or IRB, must review and approve the plan for any clinical trial before it commences at any institution. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the clinical trial and the consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Once an IND is in effect, each new clinical protocol and any amendments to the protocol must be submitted to the IND for FDA review, and to the IRBs for approval.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•	Phase 1. The product is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing may be conducted in patients having the specific disease.
•	Phase 2. Phase 2 trials involve investigations in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and the optimal dosage and schedule.
•	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for regulatory approval and product labeling.

Post-approval studies, also called Phase 4 trials, may be conducted after initial marketing approvals. These studies are used to obtain additional experience from the treatment of patients in the intended therapeutic indication and may be required by the FDA as part of the approval process.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected side effects. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

During the development of a new drug or biologic, a sponsor may be able to request a Special Protocol Assessment, or SPA, the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. An SPA is intended to provide assurance that if the agreed upon clinical trial protocol is followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of a BLA or an NDA. However, an SPA is not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, SPAs are not binding on the FDA if previously unrecognized public health concerns arise during the performance of the clinical trial, other new scientific concerns regarding product candidate’s safety or efficacy arise, or if the sponsoring company fails to comply with the agreed upon clinical trial protocol.

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the biologic or drug, proposed labeling and other relevant information, are submitted to the FDA as part of an NDA or BLA, requesting approval to market the product. The submission of an NDA or BLA is subject to the payment of substantial user fees which may be waived under certain limited circumstances.

FDA Review of Biologics License Applications and New Drug Applications

The FDA reviews all BLAs and NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept a BLA or an NDA for filing. In this event, the BLA or NDA must be re-submitted with the additional information. The re-submitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has ten months in which to complete the initial review of a standard BLA or NDA and respond to the applicant and six months for a priority BLA or NDA. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs or NDAs. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure, and potent and the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the products continued safety, purity and potency. Before approving an NDA or BLA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements, and additionally, in the case of biologics in accordance with cGTP guidelines, and adequate to assure consistent production of the product within required specifications. The FDA may refer the NDA or BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. An advisory committee is a panel of independent experts who provide advice and recommendations when requested by the FDA on matters of importance that come before the agency. The FDA is not bound by the recommendation of an advisory committee.

The approval process is lengthy and difficult and the FDA may refuse to approve a BLA an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information.

Even if such data and information is submitted, the FDA may ultimately decide that the BLA or NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a complete response letter if the agency decides not to approve the BLA or NDA in its present form. The complete response letter usually describes all of the specific deficiencies that the FDA identified in the BLA or NDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to conform the application to a condition suitable for approval. If a complete response letter is issued, the applicant may either resubmit the BLA or NDA, addressing all of the deficiencies identified in the letter, withdraw the application, or request an opportunity for a hearing.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require Phase 4 testing which involves clinical trials designed to further assess a drug’s or biologic’s safety and effectiveness after BLA or NDA approval and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA or BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. In addition to the potential for a period of exclusivity, we may be eligible for grant funding of up to $400,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug or biological product as defined by the FDA or if our drug or biological candidate is determined to be contained within the competitor's product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union has similar but not identical benefits in the European Union.

In February 2011, we received Orphan Drug Designation for NurOwn for the treatment of ALS in the United States. In July 2013, we received Orphan Medicinal Product Designation for NurOwn for the treatment of ALS from the European Commission.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between (a) the effective date of an IND and the submission date of a BLA or an NDA plus (b) the time between the submission date of a BLA or an NDA and the approval of that application. Only one patent applicable to an approved drug or biologic is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent and within 60 days of approval of the drug or biologic. The U.S. patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Biologics Price Competition and Innovation Act of 2009

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, amended the PHSA to create a new licensure framework for biosimilar products, which could ultimately subject our biological product candidates to competition. Under the BPCIA, a manufacturer may submit an application for licensure of a biological product that is "biosimilar to" or "interchangeable with" a referenced, branded biologic product. Previously, there had been no licensure pathway for such biosimilar or interchangeable products. For purposes of the BPCIA, a reference product is defined as the single biological product licensed under a full BLA against which a biological product is evaluated in an application submitted under a follow-on BLA.

The BPCIA also created a 12-year period of reference product exclusivity, which can be extended to 12.5 years with pediatric exclusivity. The 12-year exclusivity period begins on the date of first licensure of the reference product under the PHSA and during which the licensure of a follow-on application for a biosimilar or interchangeable product cannot be made effective. During the first four years (or four and one-half years with pediatric exclusivity) of the 12-year period, an application for a biosimilar or interchangeable version of the reference product cannot be submitted to the FDA. Under budget proposals submitted by President Obama, the Administration has requested that reference product exclusivity would decrease from twelve to seven years. Congress has not yet enacted such a change in the BPCIA, but could move to enact such a decrease in the reference product exclusivity period.

The BPCIA includes limits on obtaining 12-year reference product exclusivity for certain changes or modifications to the reference product. A separate 12-year reference product exclusivity period does not apply to:

•	a BLA supplement for the product that is the reference product;
•	a subsequent BLA filed by the same reference product sponsor or manufacturer (or a licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength; or
•	a modification to the structure of the biological product that does not result in a change in safety, purity or potency.

In February 2012, the FDA issued three draft guidance documents on biosimilar product development. The FDA is soliciting comments on the draft guidance documents which are described by the FDA as follows: (1) Scientific Considerations in Demonstrating Biosimilarity to a Reference Product, which is intended to assist companies in demonstrating that a proposed therapeutic protein product is biosimilar to a reference product for the purpose of submitting an application, called a "351(k)" application, to the FDA. This draft guidance describes a risk-based "totality-of-the-evidence" approach that the FDA intends to use to evaluate the data and information submitted in support of a determination of biosimilarity of the proposed product to the reference product; (2) Quality Considerations in Demonstrating Biosimilarity to a Reference Protein Product, which provides an overview of analytical factors to consider when assessing biosimilarity between a proposed therapeutic protein product and a reference product for the purpose of submitting a 351(k) application; and (3) Biosimilars: Questions and Answers Regarding Implementation of the Biologics Price Competition and Innovation Act of 2009, which provides answers to common questions from people interested in developing biosimilar products. We cannot predict when or whether these draft guidance documents will ever be finalized or what changes the agency may make in its approach to implementation of the BPCIA.

In addition to creating a 12-year period of reference product exclusivity, the BPCIA clarifies the interaction of that exclusivity with orphan drug exclusivity, such that, if a reference product has been designated for a rare disease or condition the licensure of a biosimilar or interchangeable version of a reference product for such disease or condition may only occur after the later of the expiration of any applicable seven-year orphan drug exclusivity or the 12-year reference product exclusivity (or seven and one-half years and 12.5 years with pediatric exclusivity).

Our biological product candidates, if approved, could be considered reference products entitled to 12-year exclusivity. Even if our products are considered to be reference products eligible for exclusivity, another company could market a competing version of any of our biological products if the FDA approves a full BLA for such product containing the sponsor's own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.

The BPCIA also sets forth a complex mechanism for resolving patent disputes that involves a step-wise exchange of information prior to the initiation of a patent infringement lawsuit against a biosimilar or interchangeable product sponsor. Unlike the Hatch-Waxman Act, the BPCIA provides no automatic stay on approval of a biosimilar product application, except an interchangeable product receives the lesser of one year of exclusivity after the date of first commercial marketing or 18 months of exclusivity after a final court decision or dismissal of a patent challenge or, if the applicant has not been sued, after approval. The BPCIA does not prevent a competitor from conducting its own clinical trials and submitting a full BLA on the same or similar product.

Post-Approval Requirements

Any drugs for which we receive FDA approval are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse effects with the product, reporting of changes in distributed products which would require field alert reports (FARs) for drugs and biological product deviation reports (BPDRs), providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. In September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-marketing authority, including the authority to require postmarketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies, or REMS, approved by the FDA. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drugs and biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label. Further, manufacturers of drugs and biologics must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Drug and biologic manufacturers and other entities involved in the manufacturing and distribution of approved drugs and biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, GTP applicable to biologics, and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the drug. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards, and test each product batch or lot prior to its release.

The FDA may withdraw a product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Discovery of previously unknown problems with a product subsequent to its approval may result in restrictions on the product or even complete withdrawal of the product from the market. Further, the failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, warning letters, holds on clinical trials, product recalls or seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions or civil or criminal penalties.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, the FDA regulations and policies are often revised or reinterpreted by the agency in ways that may significantly affect our business and our product candidates. It is impossible to predict whether further legislative or FDA regulation or policy changes will be enacted or implemented and what the impact of such changes, if any, may be.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates to the extent we choose to clinically evaluate or sell any products outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution would apply to any product that is approved outside the United States.

Third Party Payor Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any of our biologic or drug candidates for which we obtain regulatory approval. In both the United States and foreign markets, our ability to commercialize our product candidates successfully, and to attract commercialization partners for our product candidates, depends in significant part on the availability of adequate financial coverage and reimbursement from third party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. Medicare is a federally funded program managed by the Centers for Medicare and Medicaid Services, or CMS, through local fiscal intermediaries and carriers that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state defined levels and who are otherwise uninsured that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern its individual program. Each payor has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Therefore, achieving favorable CMS coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. The competitive position of some of our products will depend, in part, upon the extent of coverage and adequate reimbursement for such products and for the procedures in which such products are used. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by the government and other payors.

The U.S. Congress and state legislatures may, from time to time, propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our product candidates profitably. For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the associated reconciliation bill, which we refer to collectively as the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states once the provision is effective. Further, the law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law.
Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our product candidates.

The cost of pharmaceuticals continues to generate substantial governmental and third party payor interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Our results of operations could be adversely affected by current and future healthcare reforms.

Some third party payors also require pre-approval of coverage for new or innovative devices, biologics or drug therapies before they will reimburse healthcare providers that use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates and operate profitably.

Different pricing and reimbursement schemes exist in other countries. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug or biological candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs and biologics, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments. These regulations include:

•	the federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;
•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other government reimbursement programs that are false or fraudulent;
•	the federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;
•	the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;
•	the FDCA, which among other things, strictly regulates drug and biologic product marketing, prohibits manufacturers from marketing drug or biologic products for off-label use and regulates the distribution of drug samples; and
•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

Competition

There are a number of clinical trials underway for potential treatments for ALS, of which only two are stem cell-based trials being conducted by other commercial entities. One is US-based Neuralstem (CUR), which is currently conducting a Phase II trial for its allogeneic, human (fetal) spinal cord derived neural stem cells. The other is Corestem, a Korean company, which is currently conducting two Phase I stem cell-based clinical trials. One is a recently launched Phase I trial with allogeneic bone marrow derived mesenchymal stem cells, and a previous trial, which is not actively recruiting, is with autologous, bone marrow-derived mesenchymal stem cells. There is little public information available about Corestem. Five non-stem cell-based companies are undergoing Phase I/II, Phase II or Phase III clinical trials for ALS. A number of academic institutions are also developing treatment candidates for ALS.

Employees

We currently have 16 employees, 14 of whom are full-time. None of our employees is represented by a labor union.

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

As described in Note 1 of our accompanying financial statements, our auditors in their audit opinion have expressed concern with respect to our ability to continue as a going concern, as well as referred to Note 1 of our financial statements in this regard.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

Our future success depends in a large part upon the continued service of key members of our senior management team. Alon Natanson, our former Chief Executive Officer, resigned from the Company effective October 28, 2013. Chaim Lebovits, our President, has assumed the duties and responsibilities of the Chief Executive Officer on an interim basis while we continue to search for a new Chief Executive Officer. Identifying and hiring an experienced and qualified Chief Executive Officer may be difficult for a small, development stage, biotech company such as ours. In particular, we expect that the CEO we hire will be critical to the overall management of the Company as well as the development of our technology, our culture and our strategic direction. If we are unable to hire and retain an experienced CEO or if we lose any other key members of our management or personnel we may not be able to execute our business strategy. We are currently searching for a new Chief Executive Officer and are deliberating over the candidates in order to hire the most qualified and best possible candidate.

Our business in the foreseeable future will be based on technology licensed from Ramot and if this license were to be terminated upon failure to make required royalty payments in the future, we would need to change our business strategy and we may be forced to cease our operations.

Agreements we and our Israeli Subsidiary have with Ramot impose on us royalty payment obligations. If we fail to comply with these obligations, Ramot may have the right to terminate the license under certain circumstances. If Ramot elects to terminate our license, we would need to change our business strategy and we may be forced to cease our operations. We currently do not owe Ramot any overdue payments. Royalties are due upon commencement of revenues by the Company.

Our company has a history of losses and we expect to incur losses for the foreseeable future.

As a development stage company, we are in the early stages of executing our business plan. We had no revenues for the fiscal years ended December 31, 2013 or December 31, 2012. Our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. We are currently in the process of introducing the Company to strategic partners. In the upcoming three years, the Company will focus on clinical trials. We are unable at this time to foresee when we will generate revenues from strategic partnerships or otherwise. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have an adverse impact on our working capital, total assets and stockholders’ equity, and we may never achieve profitability.

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

Very few companies have been successful in their efforts to develop and commercialize a stem cell product. Some stem cell products in general may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy, or other characteristics that may prevent or limit their approval or commercial use. The demand for stem cell processing and the number of people who may use cell or tissue-based therapies is difficult to forecast. Physicians, patients, formularies, third party payers or the medical community in general may not accept or utilize any products that the Company or its collaborative partners may develop. Our success is dependent on the establishment of a large global market for our products and services and our ability to capture a share of this market.

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

The completion of the clinical testing of our product candidates and the obtaining of required approvals are expected to take several years and require the expenditure of substantial resources. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent regulatory approval and/or commercialization of our product candidates, including the following:

·	The FDA or similar foreign regulatory authorities may find that our product candidates are not sufficiently safe or effective or may find our processes or facilities unsatisfactory;

·	Officials at the Israeli MoH, the FDA or similar foreign regulatory authorities may interpret data from preclinical studies and clinical trials differently than we do;

·
Our clinical trials may produce negative or inconclusive results or may not meet the level of statistical significance required by the Israeli MoH, the FDA or other regulatory authorities, and we may decide, or regulators may require us, to conduct additional preclinical studies and/or clinical trials or to abandon one or more of our development programs;

·	The Israeli MoH, the FDA or similar foreign regulatory authorities may change their approval policies or adopt new regulations;

·
There may be delays or failure in obtaining approval of our clinical trial protocols from the Israeli MoH, the FDA or other regulatory authorities or obtaining institutional review board approvals or government approvals to conduct clinical trials at prospective sites;

·	We, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks or undesirable side effects;

·	We may experience difficulties in managing multiple clinical sites;

·
Enrollment in our clinical trials for our product candidates may occur more slowly than we anticipate, or we may experience high drop-out rates of subjects in our clinical trials, resulting in significant delays; and

·	We may be unable to manufacture or obtain from third party manufacturers sufficient quantities of our product candidates for use in clinical trials.

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

Because we have limited financial and managerial resources, we have focused development of our NurOwn treatment candidate for use in patients with ALS. As a result, we may forego or delay pursuit of opportunities with other treatment candidates or for other indications that later prove to have greater commercial potential. Our spending on current and future research and development efforts on our NurOwn treatment candidate for this indication may not yield a commercially viable treatment. Our resource allocation decisions also may cause us to fail to capitalize on a viable commercial treatment, a more viableindication or profitable market opportunities.

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

Pursuant to the subscription agreement with ACCBT Corp., a company under the control of Mr. Chaim Lebovits, our President and Principal Executive Officer, we granted ACCBT Corp. the right to acquire additional shares of our common stock whenever we issue additional shares of common stock or other securities of the Company, or options or rights to purchase shares of the Company or other securities directly or indirectly convertible into or exercisable for shares of the Company (including shares of any newly created class or series). This participation right could limit our ability to enter into equity financings and to raise funds from third parties. ACCBT Corp. is entitled to purchase its pro rata share of any additional securities we offer, so that its percentage ownership of the Company remains the same after any such issuance of additional securities. Such additional securities will be offered to ACCBT Corp. at the same price and on the same terms as the other investors in the transaction. ACCBT Corp. will have 30 days from the date of our notice to ACCBT Corp. of any intended transaction, to decide whether it wishes to exercise its participation rights in the transaction. We also are prohibited from taking certain corporate actions without the consent of ACCBT Corp., including issuing shares, acquiring or divesting assets and making payment of cash compensation over $60,000 per year. Further, ACCBT Corp. also has the right to appoint a majority of our Board of Directors. In connection with the subscription agreement, we entered into a registration rights agreement with ACCBT Corp. pursuant to which we granted piggyback registration rights to ACCBT Corp. In addition, we issued ACCBT warrants to purchase up to 30,250,000 shares of common stock, of which 30,250,000 warrants are presently outstanding. The outstanding warrants contain full-ratchet anti-dilution provisions and cashless exercise provisions, which permit the cashless exercise of up to 50% of the underlying shares of common stock, and 10,083,333 of such warrants have an exercise price of $0.20 and the remainder have an exercise price of $0.29. ACCBT has waived its participation rights, registration rights and anti-dilution rights with respect to issuances that were made prior to the date hereof. In March 2014 we entered an agreement with ACCBT Corp. according to which ACCBT waived certain anti-dilution rights.

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

Our common stock is listed on the OTCQB Marketplace, an over-the-counter electronic quotation service. Because the trading price of our common stock is below $5.00 per share, trading in our common stock is subject to the requirements of certain “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any equity security not listed on either a securities exchange or NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations or prevent fraud, and investor confidence and the market price of our common stock may be materially and adversely affected.

As a public company in the United States, we are subject to the reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required under Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules requiring every public company to include a report of management on the effectiveness of such company’s internal control over financial reporting in its annual report. In prior years, management has identified material weaknesses in our internal control over financial reporting. If any of our prior material weaknesses recurs, or if we identify additional weaknesses or fail to timely and successfully implement new or improved controls, our ability to assure timely and accurate financial reporting may be adversely affected, and we could suffer a loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the trading price of our shares of common stock, result in lawsuits being filed against us by our shareholders, or otherwise harm our reputation. If material weaknesses are identified in the future, it could be costly to remediate such material weaknesses, which may adversely affect our results of operations. In addition, our auditor is not required to attest to the effectiveness of our internal controls over financial reporting due to our status of qualifying as a small reporting company. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our share price.

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

Our executive offices are located in premises at 605 Third Avenue, 34th Floor, New York, NY 10158, which we use, free of charge, pursuant to an oral agreement with Malcolm Taub, a member of our Board of Directors.

On December 1, 2004, our Israeli Subsidiary entered into a lease agreement (the Lease Agreement) for the lease of premises in 12 Basel Street, Petach Tikva, Israel, which include approximately 600 square meters of office and laboratory space. The original term of the lease was 36 months (the Lease Term), commencing on April 1, 2005, with two options to extend: one for an additional 24 months (the First Option); and one for an additional 36 months (the Second Option).

On November 11, 2012, the Israeli Subsidiary entered into an amendment to the Lease Agreement, pursuant to which the Lease Term (including the First Option and the Second Option) was extended by an additional five years, through March 31, 2018. After three years, we will have the right to cancel the agreement with 6 months’ notice. Rent is paid on a monthly basis in the amount of NIS 40,000 (approximately U.S. $11,000).

We expanded our Petach Tikva facility in 2008 to include an animal research facility.

As part of the clinical trials with Hadassah, we pay $32,500 per month for rental and operation of a clean room facilities at Hadassah facilities in Jerusalem.

We believe that the current office and laboratory space is adequate to meet our needs or will be available in the U.S. to meet the needs of U.S. clinical trials.

Item 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of operations in the normal course of business, which we consider routine and incidental to our business. We currently are not a party to any legal proceedings the adverse outcome of which, in management’s opinion, would have a material adverse effect on our business, results of operation or financial condition.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently traded on the OTCQB Marketplace under the symbol “BCLI”. The following table contains information about the range of high and low sales prices for our common stock based upon reports of transactions on the OTCQB Marketplace.

Quarter Ended	High	Low

December 31, 2013	$0.23	$0.14
September 30, 2013	$0.26	$0.15
June 30, 2013	$0.25	$0.19
March 31, 2013	$0.27	$0.22
December 31, 2012	$0.27	$0.17
September 30, 2012	$0.38	$0.21
June 30, 2012	$0.30	$0.21
March 31, 2012	$0.34	$0.20

The source of these high and low prices was the OTCQB Marketplace. The high and low prices listed have been rounded up to the next highest two decimal places.

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

Record Holders

As of March 7, 2014, there were approximately 44 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On January 18, 2011, we entered into an agreement with ACCBT to offset amounts due to ACCBT, totaling approximately $22,000. ACCBT made payments in the amount of nearly $5 million. A cash balance of $22,000 was not transferred to the company due to outstanding expenses in that amount owed to Mr. Chaim Lebovits. In connection with this agreement, we issued to ACCBT 10,499,999 shares of common stock and a warrant to purchase 4,537,500 shares of common stock at an exercise price of $0.29 per share. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

On February 7, 2011, we entered into a Securities Purchase Agreement with an investor pursuant to which we issued and sold 833,333 shares of our common stock, at a price of $0.30 per share, and a warrant to purchase 641,026 shares of our common stock until the first anniversary of the issuance date of the warrant at an exercise price of $0.39 per share for total proceeds of $250,000. The warrants were never exercised and are no longer valid. The issuance of these securities was effected without registration in reliance upon Regulation D promulgated under the Securities Act. No underwriters were involved with the issuance of such securities and no commissions were paid in connection with such transaction.

On February 18, 2011, upon conversion of a $135,000 4% Convertible Promissory Note, dated as of September 15, 2010, issued by us to Thomas B. Rosedale, we issued 445,617 shares of our common stock to Thomas B. Rosedale upon receipt of written notice of his election to convert all of the outstanding principal and interest amount of the note into shares of common stock. The conversion price was $0.308. The note was issued as payment for unpaid legal fees through December 31, 2010, which were owed to BRL Law Group LLC, of which Mr. Rosedale is the managing member. The issuance of these securities was effected without registration in reliance upon Regulation D promulgated under the Securities Act. No underwriters were involved with the issuance of such securities and no commissions were paid in connection with such transaction.

In February, 2011, we entered into Securities Purchase Agreements with institutional and individual investors pursuant to which we issued and sold 12,815,000 units comprised of shares of common stock and warrants for the purchase of common stock (the “Units”) in exchange for $3,588,200 ($0.28 per Unit). Each unit includes (i) one share of common stock, (ii) a warrant to purchase one-half of one share of our common stock until the first anniversary of the closing date at a purchase price of $0.28 per share and (iii) a warrant to purchase one share of our common stock until the second anniversary of the closing date at a purchase price of $0.50 per share. The warrants were never exercised and are no longer valid. The securities issued in this private placement were to accredited and other qualified investors outside of the United States in reliance upon available exemptions from the registration requirements of the Securities Act, including Section 4(2) thereof and Regulation S promulgated thereunder. Barak Capital Underwriting Ltd. (“Barak”) acted as the placement agent in the offering. We paid Barak approximately $215,000 in cash and issued 512,600 shares of common stock to Barak in consideration of the services provided to us in connection with the transaction.

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

On July 19, 2012, we issued a 2-year warrant to purchase up to 493,966 shares of our common stock with an exercise price equal to $0.348 per share, to Maxim Group LLC, pursuant to our Placement Agency Agreement with Maxim Group LLC dated as of July 19, 2012. These securities were issued without registration pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act.

On July 19, 2012, we issued a 30-month warrant to purchase up to 232,758 shares of our common stock with an exercise price equal to $0.29 per share, to Leader Underwriters (1993) Ltd, pursuant to our Placement Agency Agreement with Leader Underwriters (1993) Ltd dated as of July 19, 2012. These securities were issued without registration pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act.

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

In March 2013, we issued 250,000 shares of common stock to Emerging Markets Consulting, LLC for consulting, marketing and public relations services pursuant to our March 2013 Agreement with Emerging Markets Consulting, LLC. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

In March 2013, we issued 150,000 shares of common stock to LifeSci Advisors, LLC for consulting, marketing and public relations services pursuant to our March 2013 Agreement with LifeSci Advisors, LLC. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

On April 13, 2013, pursuant to the April 2010 Agreement with Hadasit Medical Research Services and Development Ltd., we issued a warrant to purchase up to 33,334 shares of our common stock at an exercise price of $0.00005 per share, exercisable for a period of 10 years, to Hadasit Medical Research Services and Development Ltd. The issuance of these securities was effected without registration in reliance upon Regulation D promulgated under the Securities Act. No underwriters were involved with the issuance of such securities and no commissions were paid in connection with such transaction.

In December 2013, the Board of the Company agreed to grant to Prof. Israeli additional options in connection with the yearly grant under the Hadasit Agreement. Starting April 2014, the Company will grant a total of 360,000 options annually out of which Prof. Israeli will receive options to purchase up to 300,000 shares of Common Stock and Hadasit will receive options and warrants to purchase up to 60,000 shares of Common Stock.

Item 6.	SELECTED FINANCIAL DATA

Not required.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We are a biotechnology company developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as ALS, MS, and PD. These diseases have limited treatment options and as such represent unmet medical needs.

We believe that NurOwn, our proprietary process for the propagation of MSC and their differentiation into NTF secreting cells (MSC-NTF), and their transplantation at, or near, the site of damage, offers the hope of more effectively treating neurodegenerative diseases.

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

On February 8, 2010, our Israeli Subsidiary entered into an agreement with Hadassah, pursuant to which Hadassah provides the Israeli Subsidiary with lab services.

On February 17, 2010, our Israeli Subsidiary entered into the Clinical Trial Agreement with Hadassah. Under the Clinical Trial Agreement, Hadassah and our personnel agreed to conduct a clinical trial to evaluate the safety and tolerability of our NurOwn cells in patients with ALS, in accordance with a protocol developed jointly by us and Professor Karussis.

In February 2011, the FDA granted Orphan Drug designation to NurOwn for the treatment of ALS.

In June 2011, we initiated a Phase I/II clinical trial for the treatment of ALS with NurOwn at HUMC with Principal Investigator Professor Dimitrios Karussis, after receiving approval from the Israeli MoH.

In July 2011, we entered into a Memorandum of Understanding with MGH and the UMass in anticipation of applying for FDA approval to begin ALS human clinical trials in the United States. In March 2014, we entered into a definitive agreement with MGH in order to launch a Phase II clinical trial in second quarter of 2014, and we expect to enter into a definitive agreement with UMass for the same.

In July 2012, together with Professor Karussis, we submitted an interim safety report to the Israeli MoH for the first 12 of 24 patients in the Phase I/II clinical trial. The report confirmed that our NurOwn therapy is safe, did not cause any adverse side effects, and some of the patients showed promising indications of clinical improvement.

In January 2013, the Israeli MoH approved acceleration to a Phase IIa combined treatment, dose-escalating trial, which we are currently conducting at HUMC. In this safety and preliminary efficacy trial, 12 early-stage ALS patients will receive both intramuscular and intrathecal injections of NurOwn cells in three cohorts with increasing doses. The patients will be followed for six months after transplantation. Due to medical and technical considerations, two additional patients were enrolled in the trial in late 2013, in order to preserve the originally planned protocol design. These two patients will be treated by the end of the first quarter of 2014. The complete and final statistical analysis of the Phase IIa data is expected to be available after 6 months of follow up with the patients.

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

On March 14, 2013, we entered into a Memorandum of Understanding with the Mayo Clinic in Rochester, Minnesota, to participate as an additional clinical site in the Phase II ALS clinical trial planned for later this year. The team there will be led by Professor Anthony J. Windebank, Head of the Regenerative Neurobiology Laboratory in the Department of Neurology. In January 2014 we announced that we had entered into a definitive agreement with Mayo to conduct the trial and manufacture our cells at their cleanroom facility.

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

On July 17, 2013, we received Orphan Medicinal Product Designation for NurOwn for the treatment of ALS from the European Commission.

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

On September 27, 2013 we announced that we had completed treatment of the 12 patients in our ALS Phase IIa NurOwn dose-escalating clinical trial. The complete and final statistical analysis of the data is expected to be available after 6 months of follow up with the patients. We have been informed that one patient in the study expired due to a medical condition unrelated to the Clinical Trial. We also announced that for logistical reasons, our upcoming multi-center Phase II clinical trial in the US is expected to begin, subject to FDA approval, in the second quarter of 2014, instead of late 2013 as we reported previously.

On December 10, 2013, we announced that Prof. Karussis presented some of his preliminary findings from our ALS Phase IIa NurOwn dose-escalating clinical trial at the 24th International Symposium on ALS/MND last week in Milan, Italy. According to Prof. Karussis, the safety data are "impressively positive," with only minimal and transient adverse events, even though the patients in this study were injected both intrathecally and intramuscularly with up to double the dose of NurOwn cells given in the Phase I trial. In addition, a number of patients showed some initial indications of clinical improvement.

In December 2013 the Company submitted an IND application to the FDA.

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until December 31, 2013, the Company did not generate any revenues from operations. The Company does not expect to earn revenues from operations until at least 2017, if ever. In addition, the Company incurred operating costs and expenses of approximately $5,018,000 during the year ending December 31, 2013, and approximately $49,958,000 for the period from inception (September 22, 2000) through December 31, 2013, out of which $29,963,000 reflect stock-based compensation related to shares and options granted to service providers and employees. Operating expenses incurred since inception were approximately $20,852,000 for general and administrative expenses and $29,106,000 for research and development costs.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures (i) in 2013 (before participation by the OCS) were $4,030,000, which included $51,000 in stock-based compensation and (ii) in 2012 (before participation by the OCS) were $2,688,000, which included $74,000 in stock-based compensation. Research and development expenses, net for the year ended December 31, 2013 and 2012 were $2,917,000 and $1,770,000, respectively. In addition, our grant from The Office of the Chief Scientist increased by $195,000 to $1,113,000 for the year ended December 31, 2013 from $918,000 for the year ended December 31, 2012.

The increase in research and development expenses is primarily due to (i) an increase of $966,000 for the year ended December 31, 2013, compared to zero for the year ended December 31, 2012 for costs of activities related to commencement of the US Clinical Trial including IND submission fees to PRC Clinical and FDA Consultant, purchase and validation of cleanroom equipment at DFCI and Mayo Clinic, adaptation of cleanroom facility at DFCI, and on-site technology transfer training to DFCI cleanroom personnel; (ii) an increase of $153,000 in costs associated with the clinical trials, conducted in accordance with GMP in Hadassah, for an aggregate amount of $1,432,000 for the year ended December 31, 2013, compared to $1,279,000 for the year ended December 31, 2012; (iii) an increase of $296,000 in payroll costs due to recruitment of two additional employees to conduct the clinical trials; and (iv) an increase of $111,000 for patents, travel and rent costs. This increase was offset by: (i) a decrease in stock-based compensation expenses, of $23,000 in the year ended December 31, 2013 to $51,000, compared to $74,000 for the year ended December 31, 2012; and (ii) a decrease of $161,000 for consultants and depreciation from $406,000 in the year ended December 31, 2012 to $245,000 in the year ended December 31, 2013.

General and Administrative

General and administrative expenses for the years ended December 31, 2013 and 2012 were $2,101,000 and $1,748,000, respectively. The increase in General and administrative expenses for the year ended December 31, 2013, is mainly due to: (i) an increase of $222,000 in stock-based compensation expenses, from $545,000 in the year ended December 31, 2012 to $767,000 in the year ended December 31, 2013;(ii) an increase of $140,000 in payroll costs due to recruitment of CEO during 2013; (iii) an increase of $107,000 for travel, rent and stock costs from $190,000 in the year ended December 31, 2012 to $297,000 in the year ended December 31, 2013. This increase was partially offset by a decrease of $116,000 in consultants, depreciation and PR costs from $573,000 in the year ended December 31, 2012 to $457,000 in the year ended December 31, 2013.

Financial Expenses

Financial income for the year ended December 31, 2013 was $144,000 compared to income of $93,000 for the year ended December 31, 2012.

The financial income for year ended December 31, 2013 is mainly due to income from revaluation of warrants of $174,000 and income from interest receivable from a bank deposit that were offset by conversion exchange rates and bank charges. The financial income for the year ended December 31, 2012, is primarily due to a one-time $192,000 financial income, from conversion of debt to a subcontractor to our common stock. The issuance of stock to the subcontractor was in an amount that was lower than the amount owed to the supplier. The value of the amount issued was based on the per share price on the date of the grant. In addition, the financial income is due to (i) an increase in financial income of $33,000 from conversion exchange; and (ii) an interest receivable from a bank deposit in the amount of $19,000.

Net Loss

Net loss for the year ended December 31, 2013 was $4,899,000, as compared to a net loss of $3,430,000 for the year ended December 31, 2012. Net loss per share for the year ended December 31, 2013 was $0.03, compared to net loss per share of $0.02 for the year ended December 31, 2012.

The increase in the net loss for the year ended December 31, 2013 is due to (i) an increase the progress of clinical trials conducted in GMP facilities in Hadassah and US Clinical Trial, and (ii) an increase in payroll costs, and (iii) an increase in stock-based compensation expenses. This increase was partially offset by an increase in CSO grants.

The weighted average number of shares of common stock used in computing basic and diluted net loss per share for the year ended December 31, 2013 was 161,071,968, compared to 137,596,391for the year ended December 31, 2012.

The increase in the weighted average number of shares of common stock used in computing basic for the year ended December 31, 2013 was due to: (i) the issuance of shares of common stock in a public offering in August 2013, as described in more detail below and in a public offering in July 2012, (ii) the exercise of options and warrants, and (iii) the issuance of shares to service providers.

Liquidity and Capital Resources

 We have financed our operations since inception primarily through public and private sales of our common stock and warrants and the issuance of convertible promissory notes. As of December 31, 2013, we had $4,446,000 in total current assets and $1,332,000 in total current liabilities.

Net cash used in operating activities was $4,054,000 for the year ended December 31, 2013. Cash used for operating activities in the year ended December 31, 2013 was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash provided by investing activities was $2,656,000 for the year ended December 31, 2013.

Net cash provided by financing activities was $3,584,000 for the year ended December 31, 2013 and is primarily attributable to the 2013 Public Offering, as discussed below.

On August 16, 2013, we raised approximately $4 million gross proceeds through a public offering (“2013 Public Offering”) of our common stock. We issued a total of 23,529,411 common stock of $0.00005 par value, ($0.17 per share) and 17,647,058 warrants to purchase shares of common stock for every share purchased in the 2013 Public Offering, at an exercise price of $0.25 per share. The Warrants are exercisable until the 36 month anniversary of the date of issuance. After deducting closing costs and fees, the Company received net proceeds of approximately $3.3 million.

Our material cash needs for the next 12 months will include payments of (i) initiation and on-going costs of the clinical trial in the U.S., (ii) employee salaries, (iii) payments due under an agreement with Hadassah and Prof. Karussis to conduct our dose-escalating Phase II clinical trial, under which we must pay to Hadassah an amount of (iv) up to $32,225 per patient and (ii) $32,500 per month for rent and operation of the GMP facilities, and (v) fees to our consultants and legal advisors, patents and fees for facilities to be used in our research and development.

Future operations are expected to be highly capital intensive and will require substantial capital raisings. We expect that the net proceeds of the 2013 Public Offering will be insufficient to meet our obligations in the upcoming 6 months. If we are not able to raise substantial additional capital, we may not be able to continue to function as a going concern and may have to cease operations or the Company will reduce its costs, including curtailing its current plan to accelerate pursuit of U.S. clinical trials, in order to continue operating for the next 12 months. Even if we obtain funding sufficient to continue functioning as a going concern, we will be required to raise a substantial amount of capital in the future in order to reach profitability and to complete the commercialization of our products. Our ability to fund these future capital requirements will depend on many factors, including the following:

·	our ability to obtain funding from third parties, including any future collaborative partners;
·	the scope, rate of progress and cost of our clinical trials and other research and development programs;
·	the time and costs required to gain regulatory approvals;
·	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

·	the costs of filing, prosecuting, defending and enforcing patents, patent applications, patent claims, trademarks and other intellectual property rights;
·	the effect of competition and market developments; and
·	future pre-clinical and clinical trial results.

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
AS OF DECEMBER 31, 2013

U.S. DOLLARS IN THOUSANDS
(Except share data)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013

U.S. DOLLARS IN THOUSANDS
(Except share data)

INDEX

Page

Report of Independent Registered Public Accounting Firm	42

Consolidated Balance Sheets	44

Consolidated Statements of Operations	45

Statements of Changes in Stockholders' Equity (Deficiency)	46 - 56

Consolidated Statements of Cash Flows	57

Notes to Consolidated Financial Statements	58 - 83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
BRAINSTORM CELL THERAPEUTICS Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of BRAINSTORM CELL THERAPEUTICS Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statement of income, stockholders' deficiency, and cash flows for each of the two years in the period ended December 31, 2013 and for the period from April 1, 2004 to December 31, 2013. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audits.

The financial statements for the period from April 1, 2004 through December 31, 2007, were audited by other auditors. The consolidated financial statements for the period from April 1, 2004 through December 31, 2007 included a net loss of $32,325,000. Our opinion on the consolidated statements of operations, changes in stockholders' deficiency and cash flows for the period from April 1, 2004 through December 31, 2013, insofar as it relates to amounts for prior periods through December 31, 2007, is based solely on the report of other auditors. The other auditors report dated April 13, 2008 expressed an unqualified opinion, and included an explanatory paragraph concerning an uncertainty about the Company's ability to continue as a going concern, and regarding the status of the Company research and development license agreement with Ramot.

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

In our opinion, based on our audits and the report of other auditor, such consolidated financial statements present fairly, in all material respects, the financial position of BRAINSTORM CELL THERAPEUTICS Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 and for the period from April 1, 2004 to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in development innovative stem cell therapeutic products based on technologies enabling the in-vitro differentiation of bone marrow stem cells into neural-like cells, based on the acquired technology and research to be conducted and funded by the Company as discussed in Note 1 to the financial statements. The Company's working capital deficiency and operating losses since inception through December 31, 2013 raise substantial doubts about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of' these uncertainties.

/s/ Brightman Almagor Zohar & Co.
Brightman Almagor Zohar & Co.
Certified Public Accountants
A Member Firm of Deloitte Touche Tohmatsu Limited
Tel Aviv, Israel
March 27, 2014

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands
(Except share data)

	December 31,
	2013	2012

	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	3,503	1,317
Short-term deposit	-	2,769
Account receivable (Note 5)	910	742
Prepaid expenses	33	46
Total current assets	4,446	4,874

Long-Term Assets:
Prepaid expenses	22	17
Total long-term assets	22	17

Property And Equipment, Net (Note 6)	258	247

Total assets	4,726	5,138

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade payables	228	358
Accrued expenses	877	605
Other accounts payable	227	193
Total current liabilities	1,332	1,156

Long-Term Liabilities:
Warrants issued to investors	655	-
Total long-term liabilities	655	-

Total liabilities	1,987	1,156

Stockholders' Equity:
Stock capital: (Note 8)	8	7
Common stock $0.00005 par value - Authorized: 800,000,000 shares at December 31, 2013 and December 31, 2012; Issued and outstanding: 176,263,587 and 150,085,035 shares, respectively.

Additional paid-in-capital	55,138	51,483
Deficit accumulated during the development stage	(52,407)	(47,508)
Total stockholders' equity	2,739	3,982

Total liabilities and stockholders' Equity	4,726	5,138

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands
(Except share data)

	Year ended December 31,		Period from September 22, 2000 (inception date) through December 31,
	2013	2012	2013(*)
	U.S. $ in thousands

Operating costs and expenses:

Research and development, net (Note 9)	2,917	1,770	29,106
General and administrative	2,101	1,748	20,852

Total operating costs and expenses	5,018	3,518	49,958

Financial expense (income), net	(144)	(93)	2,310
Other income	-	-	(132)

Operating loss	4,874	3,425	52,136

Taxes on income (Note 10)	25	5	107

Loss from continuing operations	4,899	3,430	52,243

Net loss from discontinued operations	-	-	164

Net loss	4,899	3,430	52,407

Basic and diluted net loss per share from continuing operations	0.03	0.02	-

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	161,071,968	137,596,391	-

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

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(Except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of March 31, 2004	10,238,000	$1	$131	$-	$(163)	$(31)

Stock issued on June 24, 2004 for private placement at $0.01 per share, net of $25,000 issuance expenses	8,510,000	*	60	-	-	60
Contribution capital	-	-	7	-	-	7
Stock issued in 2004 for private placement at $0.75 per unit	1,894,808	*	1,418	-	-	1,418
Cancellation of shares granted to service providers	(1,800,000)	*		-	-	-
Deferred stock-based compensation related to options granted to employees	-	-	5,979	(5,979)	-	-
Amortization of deferred stock- based compensation related to shares and options granted to employees	-	-	-	584	-	584
Compensation related to shares and options granted to service providers	2,025,000	*	17,506	-	-	17,506
Net loss	-	-	-	-	(18,840)	(18,840)

Balance as of March 31, 2005	20,867,808	$1	$25,101	$(5,395)	$(19,003)	$704

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDER' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(Except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of March 31, 2005	20,867,808	$1	$25,101	$(5,395)	$(19,003)	$704

Stock issued on May 12, 2005 for private placement at $0.80 per share	186,875	*	149	-	-	149
Stock issued on July 27, 2005 for private placement at $0.60 per share	165,000	*	99	-	-	99
Stock issued on September 30, 2005 for private placement at $0.80 per share	312,500	*	225	-	-	225
Stock issued on December 7, 2005 for private placement at $0.80 per share	187,500	*	135	-	-	135
Forfeiture of options granted to employees	-	-	(3,363)	3,363	-	-
Deferred stock-based compensation related to shares and options granted to directors and employees	200,000	*	486	(486)	-	-
Amortization of deferred stock- based compensation related to options and shares granted to employees and directors	-	-	51	1,123	-	1,174
Stock-based compensation related to options and shares granted to service providers	934,904	*	662	-	-	662
Reclassification due to application of ASC 815-40-25 (formerly EITF 00-19)	-	-	(7,906)			(7,906)
Beneficial conversion feature related to a convertible bridge loan	-	-	164	-	-	164
Net loss	-	-	-	-	(3,317)	(3,317)

Balance as of March 31, 2006	22,854,587	$1	$15,803	$(1,395)	$(22,320)	$(7,911)

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

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(Except share data)

					Deficit
					accumulated
	Common stock		Additional paid-in	Deferred Stock - based	during the development	Total stockholders'
	Number	Amount	capital	compensation	stage	equity

Balance as of December 31, 2011	126,444,309	$6	$45,560	$-	$(44,078)	$1,488

Stock-based compensation related to options and stock granted to service providers	794,423		195	-	-	195
Stock-based compensation related to stock and options granted to directors and employees	885,000		560	-	-	560
Exercise of options	1,182,606	(*)	137	-	-	137
Exercise of warrants	959,729	(*)	9	-	-	9
Issuance of shares for private placement	19,818,968	1	5,022		-	5,023
Net loss	-	-	-	-	(3,430)	(3,430)

Balance as of December 31, 2012	150,085,035	$7	$51,483	$-	$(47,508)	$3,982

*     Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands
(Except share data)

					Deficit
					accumulated
	Common stock		Additional paid-in	Deferred Stock - based	during the development	Total stockholders'
	Number	Amount	capital	compensation	stage	equity

Balance as of December 31, 2012	150,085,035	$7	$51,483	$-	$(47,508)	$3,982

Stock-based compensation related to options and stock granted to service providers	809,696		197	-	-	197
Stock-based compensation related to stock and options granted to directors and employees	760,000		674	-	-	674
Issuance of shares for public offering	23,529,411	1	2,496	-	-	2,497
Issuance of shares for private placement	833,334	(*)	250	-	-	250
Conversion of convertible loans	126,111	-	30	-	-	30
Exercise of options	120,000	(*)	8	-	-	8
Net loss	-	-	-	-	(4,899)	(4,899)

Balance as of December 31, 2013	176,263,587	$8	$55,138	-	$(52,407)	$2,739

*     Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Year ended December 31,		Period from September 22, 2000 (inception date) through December 31,
	2013	2012	2013*)
	U.S. $ in thousands
Cash flows from operating activities:
Net loss	$(4,899)	$(3,430)	$(52,407)
Less - loss for the period from discontinued operations	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	97	157	1,255
Accrued interest on loans	-	-	451
Amortization of discount on short-term loans	-	-	1,864
Change in fair value of options and warrants	-	-	(795)
Expenses related to shares and options granted to service providers	227	195	21,908
Stock-based compensation related to options granted to employees	674	560	8,055
Increase in accounts receivable and prepaid expenses	(155)	(426)	(943)
Increase (decrease) in trade payables and convertible note	(130)	114	701
Increase (decrease) in other accounts payable and accrued expenses	306	(105)	1,610
Revaluation of warrants	(174)	-	(174)
Erosion of restricted cash	-	-	(6)
Net cash used in continuing operating activities	(4,054)	(2,935)	(18,317)
Net cash used in discontinued operating activities	-	-	(23)
Total net cash used in operating activities	(4,054)	(2,935)	(18,340)

Cash flows from investing activities:
Purchase of property and equipment	(108)	(90)	(1,331)
Restricted cash	-	-	6
Changes in short-term deposit	2,769	(2,750)	-
Investment in lease deposit	(5)	-	(22)
Net cash provided by (used in) continuing investing activities	2,656	(2,840)	(1,347)

Net cash used in discontinued investing activities	-	-	(16)
Total net cash provided by (used in) investing activities	2,656	(2,840)	(1,363)

Cash flows from financing activities:
Proceeds from issuance of Common stock and warrants, net	3,576	5,023	20,918
Proceeds from loans, notes and issuance of warrants, net	-		2,061
Proceeds from exercise of warrants and options	8	146	785
Repayment of short-term loans	-	-	(601)
Net cash provided by continuing financing activities	3,584	5,169	23,163
Net cash provided by discontinued financing activities	-	-	43
Total net cash provided by financing activities	3,584	5,169	23,206

Increase (decrease) in cash and cash equivalents	2,186	(606)	3,503
Cash and cash equivalents at the beginning of the period	1,317	1,923	-
Cash and cash equivalents at end of the period	$3,503	$1,317	$3,503

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

J.	In February 2011, the U.S. Food and Drug Administration (“FDA”) granted orphan drug designation to the Company’s NurOwn™ autologous adult stem cell product for the treatment of ALS.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 1   - GENERAL (Cont.):

K.	On February 19, 2013, Brainstorm Ltd established a wholly-owned subsidiary, Brainstorm Cell Therapeutics UK Ltd. (“Brainstorm UK”). Brainstorm UK will act on behalf of the parent Company in the EU.

L.
On February 21, 2013, Brainstorm UK filed a request for Orphan Medicinal Product Designation by the European Medicine Agency (EMA) for its Autologous Bone Marrow derived Mesenchymal Stromal cells Secreting Neurotropic factors (MSC-NTF, NurOwn).

M.
On April 8, 2013, the Company entered into an agreement with Dana-Farber Cancer Institute (“Dana-Farber”) to provide cGMP-compliant clean room facilities for production of the Company’s NurOwn™ stem cell candidate during its upcoming Phase II ALS trial in the United States. The Company’s Phase II trial, will be conducted at Massachusetts General Hospital (“MGH”), the University of Massachusetts (“UMass”) Hospital and the Mayo Clinic. The Connell and O'Reilly Cell Manipulation Core Facility at Dana-Farber will produce NurOwn for the MGH and UMass Hospital clinical sites.

N.
On April 18, 2013, the stockholders of the Company authorized the Board of Directors of the Company, in its discretion, should it deem it to be appropriate and in the best interests of the Company and its stockholders, to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding shares of common stock by a ratio of between 1-for-10 and 1-for-20, inclusive, without further approval or authorization of the Company’s stockholders.  As of December 31, 2013 a reverse stock split of the Company’s shares wasn’t performed.

O.	On July 17, 2013, the European Commission granted Orphan Drug Designation to the Company’s NurOwn autologous adult stem cell product for the treatment of ALS.

P.
On September 27, 2013, the Company announced that it recently completed treatment of the 12 patients in its ALS Phase IIa dose-escalating clinical trial with the Company’s NurOwn™ technology. The Company was informed that one patient in the study expired due to a medical condition unrelated to the Clinical Trial.

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

Q.
In November 2013, the Company signed a definitive agreement with the Mayo Clinic in Rochester, Minnesota to conduct its Phase II clinical trial of NurOwn™ in amyotrophic lateral sclerosis (ALS), pending FDA approval.  In addition, Mayo's Human Cell Therapy Laboratory will manufacture the NurOwn cells for their clinical trial participants.

R.
On December 4, 2013, a Notice of Intention to Grant from the European Patent Office (EPO) was issued for the Company's patent application entitled "Isolated Cells and Populations Comprising Same for the Treatment of CNS Diseases" (European serial number EP06766101.7) . This patent relates to the production method for the company's proprietary stem cells induced to secrete large quantities of neurotrophic factors for the treatment of neurodegenerative diseases.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 1   - GENERAL (Cont.):

S.	On December 9, 2013, a Notice of Allowance was issued from the U.S. Patent Office for the same patent application as above, U.S. serial number 11/727,583.

T.
In March 2014, the Company signed a definitive agreement with the Massachusetts General Hospital (MGH) in Boston, MA to conduct a Phase II clinical trial of NurOwn™ in amyotrophic lateral sclerosis (ALS), pending FDA approval.

GOING CONCERN:

As reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2013, resulted in a net loss of $5,073. The Company’s balance sheet reflects an accumulated deficit of $52,581. These conditions, together with the fact that the Company is a development stage Company and has no revenues nor are revenues expected in the near future, raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital.

In 2009, the Company decided to focus only on the effort to commence clinical trials for ALS and such trials did commence in 2011.

In July 2012, the Company raised $5.7 million, gross, in a public offering (See Note 8B 1 (i)). In August 2013, the Company raised $4 million, gross, in a public offering (See Note 8B 1 (j)). However, there can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

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

The functional currency of the Company is the U.S dollar ("dollar") since the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. Part of the transactions of BCT is recorded in new Israeli shekels ("NIS"); however, a substantial portion of BCT’s costs are incurred in dollars or linked to the dollar. Accordingly, management has designated the dollar as the currency of BCT’s primary economic environment and thus it is their functional and reporting currency.

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

NOTE 2  - SIGNIFICANT ACCOUNTING POLICIES (Cont.):

D.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries,  BCT and Brainstorm UK. Intercompany balances and transactions have been eliminated upon consolidation.

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

The Company’s and BCT’s long-lived assets are reviewed for impairment in accordance with ASC 360-10 (formerly Statement of Financial Accounting Standard 144), "Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During 2012 and 2013, no impairment losses were identified.

H.	Accrued post-employment benefit:

The majority of the Company's employees in Israel have agreed to Section 14 of Israel's Severance Pay Law, 5723-1963 (“Section 14”). Pursuant to Section 14, those of the Company's employees that are covered by this section are entitled only to an amount of severance pay equal to monthly deposits, at a rate of 8.33% of their monthly salary, made on their behalf by the Company. Payments in accordance with Section 14 release the Company from any future severance liabilities in respect of those employees. Neither severance pay liability nor severance pay funds under Section 14 for such employees is recorded on the Company's balance sheet.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 2   -     SIGNIFICANT ACCOUNTING POLICIES (Cont.):

I.	Fair value of financial instruments:

The carrying values of cash and cash equivalents, accounts receivable and prepaid expenses, trade payables and other accounts payable approximate their fair value due to the short-term maturity of these instruments.

The Company utilized the Black Scholes Merton formula to measure the fair value of the warrants issued in the 2013 public offering (refer to note B.1.(J)). The assumptions included in the Black-Scholes model were: (i) the market price of the Company's shares; (ii) the exercise price of the warrant; (iii) risk-free interest; (iv) term available to exercise or redeem the security and (v) the volatility of the share during the relevant term. The Company determines the volatility of its share using daily historical quotes of the share. The risk free interest rate is determined as the interest rate on governmental bonds with maturity commensurate with the term of the warrant.

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

J.	Accounting for stock-based compensation (Cont.):

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 2   -     SIGNIFICANT ACCOUNTING POLICIES (Cont.):

K.	Basic and diluted net loss per share:

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the year ended December 31, 2013 and December 31, 2012, since all such securities have an anti-dilutive effect.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 3   -     RESEARCH AND LICENSE AGREEMENT (Cont.):

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

F.	On November 13, 2013, the Company approved a grant of 450,000 shares of the Company's Common Stock to the Consultants, for services rendered during January 1, 2013 through September 30, 2013.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements
U.S. dollars in thousands

NOTE 5   -     ACCOUNTS RECEIVABLE

	December 31,
	2013	2012
	U.S. $ in thousands

Government institutions	60	108
Grants receivable from the CSO	850	634
	910	742

NOTE 6   -     PROPERTY AND EQUIPMENT
	December 31,
	2013	2012
	U.S. $ in thousands

Cost:
Office furniture and equipment	18	9
Computer software and electronic equipment	149	120
Laboratory equipment	482	437
Leasehold improvements	716	690
	1,365	1,256
Accumulated depreciation:
Office furniture and equipment	5	4
Computer software and electronic equipment	116	106
Laboratory equipment	350	306
Leasehold improvements	636	593
	1,107	1,009

Depreciated cost	258	247

Depreciation expenses for the year ended December 31, 2013 and December 31, 2012 were $97, and $157, respectively.

NOTE 7   -     COMMITMENTS AND CONTINGENCIES

A.
On November, 2012, BCT entered into an amended lease agreement for the lease of its facilities. The term of the lease is 60 months, with an option to terminate the agreement with 6 month pre-notice, after 36 months. Rent is paid on a monthly basis in the amount of NIS 40,000 (approximately $11) per month.

The facilities and vehicles of the Company and BCT are rented under operating leases that expire on various dates. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2013 are as follows:

Period ending December 31, 2013	Facilities	Vehicles	Total
2014	121	5	126
2015	121	-	121
2016	90	-	90
	332	5	337

Total facilities rent expenses for the year ended December 31, 2013 and 2012 were $129 and $106, respectively.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 7   -     COMMITMENTS AND CONTINGENCIES (Cont.):

B.	Commitments to pay royalties to the Chief Scientist:

BCT obtained from the Chief Scientist of the State of Israel grants for participation in research and development for the years 2007 through 2013, and, in return, BCT is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of Libor per annum.

Through the year ended December 31, 2013, total grants obtained amounted to $942. After balance sheet date 2014 the Company received approximately $380.

C.
On February 17, 2010, BCT entered into an agreement with Hadasit Medical Research Services and Development Ltd ("Hadasit") to conduct clinical trials in ALS patients. The agreement was revised in June 2011 according to which, in connection with the trials BCT will pay Hadasit $32 per patient totaling up to $773, as well as $65 per month for rental and operation of two clean rooms. The Company has the right to cease the rental of the clean rooms at any time upon 30 days prior notice.

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

On October 24, 2012, the Company reached an understanding with CSC according to which the Company paid CSC $125 in full satisfaction of CSC’s claims against the Company.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 8   -     STOCK CAPITAL (Cont.):

B.	Issuance of shares warrants and options:

1.	Private placements and public offering:

(a)	During 2004 and 2005 the Company issued, in separate transactions, 8,861,875 shares of Common Stock of the Company for total proceeds of $308

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

(d)
In July 2007, the Company entered into an investment agreement, that was amended in August 2009, according to which for an aggregate subscription price of up to $5 million, the Company issued 41,666,667 shares of Common Stock and a warrant to purchase 10,083,333 shares of the Company's common stock at an exercise price of $0.20 per share and a warrant to purchase 20,166,667 shares of common stock at an exercise price of $0.29 per share. The warrants may be exercised at any time and expire on November 5, 2013. . In May 2012 the warrants were extended by additional 18 months, through May 5, 2015.

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

(e)
In January 2010, the Company issued 1,250,000 units to a private investor for total proceeds of $250. Each unit consisted of one share of Common Stock and a two-year warrant to purchase one share of Common Stock at $0.50 per share. . All warrants are no longer valid.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 8   -     STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

1.	Private placements and public offering: (Cont.):

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

I)
On July 17, 2012, the Company raised a $5.7 million gross proceeds through a public offering (“2012 Public Offering”) of its common stock. The Company issued a total of 19,818,968 common stock of $0.00005 par value, ($0.29 per share) and 14,864,228 warrants to purchase 0.75 shares of Common Stock for every share purchased in the Public Offering, at an exercise price of $0.29 per share. The Warrants are exercisable until the 30 month anniversary of the date of issuance. After deducting closing costs and fees, the Company received net proceeds of approximately $4.9 million.

The Company paid to the Placement Agency, Maxim Group LLC (the “Placement Agent”), a cash fee and a corporate finance fee equal to 7% of the gross proceeds of the Public Offering.  In addition, the Company issued to the Placement Agent a two year warrant to purchase up to 493,966 shares of Common Stock (equal to 3% of the number of shares sold in the Public Offering), with an exercise price equal to  $0.348 (120% of the Public offering price). The Warrants are exercisable until the 30 month anniversary of the date of issuance. In addition, the Company issued to Leader Underwriters (1993) Ltd, warrants to purchase 232,758 shares of Common stock, at an exercise price of $0.29 per share. The warrants are exercisable until the 30 month anniversary of the date of issuance.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 8 -        STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

1.	Private placements and public offering: (Cont.):

(j)
On August 16, 2013, the Company raised $4 million (gross) through a registered public offering (“2013 Public Offering”) of its common stock. The Company issued a total of 23,529,411 common stock of $0.00005 par value, ($0.17 per share) and 17,647,058 warrants to purchase 0.75 shares of Common Stock for every share purchased in the Public Offering, at an exercise price of $0.25 per share. The Warrants are exercisable until the 36 month anniversary of the date of issuance. The Warrants also include, subject to certain exceptions, full ratchet anti-dilution protection in the event of the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-current exercise price of the Warrants, which would result in an adjustment to the exercise price of the Warrants. In the event of a sale of the Company, each holder of Warrants has the right, exercisable at its option, to require the Company to purchase such holder’s Warrants at a price determined using a Black-Scholes option pricing model as described in the Warrants. After deducting closing costs and fees, the Company received net proceeds of approximately $3.3 million. In accordance with the provisions of ASC 815 (formerly FAS 133) the proceeds related to the warrants at the amount of $829 were recorded to liabilities at the fair value of such warrants as of the date of issuance, and the proceeds related to common stocks of 2,496 were recorded to equity. As of December 31, 2013, the fair value of such warrants was presented as a liability at its fair value $655 as of such date (Also see note 2(i)).

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

NOTE 8 -        STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors:

(a)	Options to employees and directors:

As of December 31, 2013, 8,310,937 options are available for future grants.

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

In the year ended December 31, 2012, 1,182,606 options were exercised by the former CEO of the Company for $137.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 8 -        STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

2.	Share-based compensation to employees and to directors: (Cont.):

a)	Options to employees and directors: (Cont.):

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

Accordingly, the Company granted to Prof. Israeli in each of April 2010, in June 2011, in April 2012 and April 2013, an option to purchase 166,666 shares of Common Stock at an exercise price equal to $0.00005 per share.

The aggregated compensation related to such warrants recorded as of December 31, 2013 is $166 was classified as general and administrative expense.

Accordingly, the Company also granted Hadasit, in each of April 2010, in June 2011, in April 2012 and April 2013, a warrant to purchase 33,334 shares of Common Stock at an exercise price equal to $0.00005 per share. The aggregated compensation related to the options recorded as of December 31, 2013 is $31 was classified as research and development expense.

In December 2013, the Board of the Company agreed to amend the agreement with Prof. Israeli and Hadasit and the yearly grant, starting April 2014, will be 360,000 options annually out of which Prof. Israeli will receive an option to purchase 300,000 shares of Common Stock and Hadasit will receive 60,000 shares of Common Stock.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 8 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

2.	Share-based compensation to employees and to directors: (Cont.):

a)	Options to employees and directors: (Cont.)

On June 27, 2011, the Company granted to four of its directors options to purchase an aggregate of 634,999 shares of Common Stock of the Company at $0.15. The total compensation related to the option was $287, which is amortized over the vesting period as general and administrative expense.

On August 10, 2011, the Company granted to its former CEO, an option to purchase 70,000 shares of Common Stock of the Company at $0.20. The total compensation related to the option was $26, which was amortized as general and administrative expense.

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

On February 1, 2013, the Company granted its former Chief Executive Officer an option to purchase 4,000,000 shares of Common Stock at an exercise price of $0.29 per share. The option would have vested as to 1/3 of the shares subject thereto on January 24, 2014 and the remainder would have vested over the subsequent 36 consecutive months. On July 28, 2013, the former CEO informed the Company of his resignation from his position with the Company effective October 28, 2013. In connection with the former CEO’s resignation on October 28, 2013, the above options were cancelled and the total compensation expense related to the option that was recorded as general and administrative expense was cancelled.

On April 19, 2013, the Company granted to three of its directors options to purchase an aggregate of 460,000 shares of Common Stock of the Company at $0.15 per share. The total compensation expense related to the options will be recorded as general and administrative expense.

As of December 31, 2013, 8,310,937 options are available for future grants.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 8 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

a)	Options to employees and directors: (Cont.)

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the year ended December 31, 2013
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	4,751,665	0.1803
Granted	5,726,666	0.2492
Exercised	(20,000)	0.0670
Cancelled	(4,272,500)	0.2873

Outstanding at end of period	6,185,831	0.1705	58,765

Vested and expected-to-vest at end of period	5,036,942	0.1712	44,325

The aggregate intrinsic value in the table above represents the difference between the fair market value of the Company’s shares on December 31, 2013 and 2012 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2013 and 2012.

The options outstanding as of December 31, 2013, have been separated into exercise prices, as follows:

	Options outstanding as of	Weighted average remaining	Options exercisable as of
	December 31,	contractual	December 31,
Exercise price	2013	Life	2013
$		Years

0.00005	666,664	7.29	611,109
0.067	96,668	5.50	96,668
0.15	2,604,999	6.86	2,451,666
0.18	1,580,000	8.57	640,000
0.2	507,500	7.51	507,500
0.26	355,000	8.59	355,000
0.32	30,000	6.12	30,000
0.39	90,000	3.50	90,000
0.4	90,000	2.47	90,000
0.47	90,000	3.22	90,000
0.75	75,000	1.16	75,000
	6,185,831	7.23	5,036,942

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 8 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

a)	Options to employees and directors: (Cont.)

Compensation expense recorded by the Company in respect of its stock-based employee compensation award in accordance with ASC 718-10 for the year ended December 31, 2013 and 2012 amounted to $674 and $560, respectively.

The fair value of the options is estimated at the date of grant using Black-Scholes options pricing model with the following assumptions used in the calculation:

	Year ended December 31,
	2013	2012

Expected volatility	121%	132%
Risk-free interest	0.86%	0.63%
Dividend yield	0%	0%
Expected life of up to (years)	5.4	5.5
Forfeiture rate	0%	0%

b)	Restricted shares to directors:

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

On December 16, 2010, the Company approved a grant to two of its directors of 400,000 (total) shares of Common Stock. Related compensation in the amount of $80 was recorded as general and administrative cost in 2010. These shares were actually granted in June 2011, and an additional related compensation in the amount of $112 was recorded as general and administrative expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 8 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

b)	Restricted shares to directors: (Cont.)
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

In August 2012, the Company issued to two directors, four of its Scientific Advisory Board members and three of its Advisory Board members a total of 885,000 restricted shares of Common Stock. The shares will vest in 12 equal monthly portions over the service period. Related compensation in the amount of $198  was recorded as general and administrative expense.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 8 - STOCK CAPITAL (Cont.)

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

a)	Warrants to investors and service providers:

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through

November-December 2004	14,600,845	14,396,010	204,835	-	0.00005 - 0.01	-	-
February-December 2005	3,058,471	173,000	2,548,308	337,163	0.15 - 2.5	337,163	Jun - Dec 2015
February-December 2006	1,686,355	727,696	478,659	480,000	0.005 – 1.5	480,000	Feb - May 2016
March 2007	14,803,300		1,003,300	13,800,000	0.15 - 0.47	13,800,000	May 2015 – Oct 2017
April 2008	9,175,000			9,175,000	0.15 - 0.29	9,175,000	May 2015 – Sep 2018
Apr-Oct 2009	4,937,500	100,000		4,837,500	0.067 – 0.29	4,837,500	May 2015 – Oct 2019
January 2010	1,250,000		1,250,000	-	0.5	-	-
February 2010	125,000	125,000		-	0.01	-	-
February 2010	3,000,000		3,000,000	-	0.5	-	-
February 2010	1,500,000			1,500,000	0.001	500,000	Feb 2020
April 2010	33,334			33,334	0.00005	33,334	Apr 2020
January 2011	4,537,500			4,537,500	0.29	4,537,500	May 2015
February 2011	641,026		641,026	-	0.39	-	-
February 2011	6,407,500	946,834	5,460,666	-	0.28	-	-
February 2011	12,815,000		12,815,000	-	0.5	-	-
April 2011	33,334			33,334	0.00005	33,334	Apr 2021
April 2012	33,334			33,334	0.00005	33,334	Apr 2022
July 2012	493,966			493,966	0.348	493,966	Jul 2014
July 2012	232,758			232,758	0.29	232,758	Jan 2015
July 2012	14,864,228			14,864,228	0.29	14,864,228	Jan 2015
Feb 2013	833,334			833,334	0.5	833,334	Oct 2015
April 2013	33,334			33,334	0.00005	13,889	April 2023
August 2013	17,647,058			17,647,058	0.25	17,647,058	August 2016
	112,742,177	16,468,540	27,401,794	68,871,843		67,852,398

The fair value for the warrants to service providers was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for the year ended December 31, 2010; weighted average volatility of 140%, risk free interest rates of 2.39%-3.14%, dividend yields of 0% and a weighted average life of the options of 5-5.5 and 1-9 years. There were no grants to service providers during 2013 and 2012 using Black-Scholes calculation.

b)	Shares:

In June, 2004, the Company issued 40,000 and 150,000 shares of Common Stock for 12 months of filing services and legal and due-diligence services, respectively, with respect to a private placement. Compensation expense related to filing services, totaling $26, was amortized over a 12-month period. Compensation related to legal services, totaling $105 was recorded as equity issuance cost and had no effect on the statement of operations.

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

NOTE 8 - STOCK CAPITAL (Cont.):

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

NOTE 8 - STOCK CAPITAL (Cont.):

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

NOTE 8 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

b)	Shares: (Cont.)

On June 27, 2011, the Company granted to its consultant 400,000 shares of the Company's Common Stock, for services rendered through December 31, 2009 ( See note 4c).

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

On January 16, 2013, the Company granted an aggregate of 216,000 shares of Common Stock of the Company to two consultants, for services rendered through December 31, 2012. Related compensation expense in the amount of $54 was recorded as research and development expense(See note 4E).

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

On November 13, 2013, the Company approved a grant of 450,000 shares of the Company's Common Stock to the Consultants, for services rendered during January 1, 2013 through September 30, 2013.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 8 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to service providers: (Cont.)

(a)	Shares: (Cont.)

On March 11, 2013, the Company granted to two of its service providers an aggregate of 400,000 shares of the Company's Common Stock. The shares are public relations services. As of December 31, 2013, related compensation expense in the amount of $92 was recorded as general and administrative expense.

A summary of the Company's stock awards activity related to shares issued to service providers and related information is as follows:

	Year ended December 31,		Year ended December 31,
	2013		2012
	Amount of shares	Weighted average issue price	Amount of shares	Weighted average issue price
		$		$
Outstanding at beginning of period	11,795,801	0.27	11,001,378	0.27
Issued	809,696	0.24	794,423	0.26
Outstanding at end of period	12,605,497	0.27	11,795,801	0.27

Stock-based compensation and issuance of shares recorded by the Company in respect of shares and warrants granted to service providers amounted to $197 and $195 for the year ended December 31, 2013 and 2012, respectively.
The total stock-based compensation expense, related to shares, options and warrants granted to employees and service providers, was comprised, at each period, as follows:

	Year ended December 31,		Period from September 22, 2000 (inception date) through December 31,
	2013	2012	2013

	U.S. $ in thousands
Research and development	105	236	17,871
General and administrative	767	545	11,425
Financial expenses, net	-	-	248
Total stock-based compensation expense	872	781	29,544

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 9   -     RESEARCH AND DEVELOPMENT, NET

	Year ended December 31,		Period from September 22, 2000 (inception date) through December 31,
	2013	2012	2013
	U.S. $ in thousands

Research and development	4,030	2,688	33,551
Less : Ramot reverse accruals (See Note 3)	-	-	(760)
Less : Participation by the Israeli Office of the Chief Scientist	(1,113)	(918)	(3,685)
	2,917	1,770	29,106

NOTE 10  -  TAXES ON INCOME

A.        Tax rates applicable to the income of the subsidiary:

The corporate tax rate in Israel for 2010 was 25%. In 2011, following the Amended Legislation for Implementing the Economic Plan for 2009 and 2010, the corporate tax rate in Israel was 24%.

The Tax Burden Distribution Law of 2011 set the corporate tax rate at 25% for 2012 and 2013. In August 2013, the Israeli Knesset (Israeli parliament) approved an increase in the corporate tax rate to 26.5% for 2014 and thereafter.

Such tax rate changes have no significant impact on the Company's financial statements.

B.       Tax laws applicable to the income of the Subsidiary:

Income Tax (Inflationary Adjustments) Law, 1985:

Under Israeli law (the Income Tax (Inflationary Adjustments) Law, 1985), until 2007, the Company's results for tax purposes were adjusted annually as a result of changes in the Israeli Consumer Price Index (CPI)

In February 2008, the “Knesset” passed an amendment to such law that limits its scope starting in 2008, and thereafter. Starting in 2008, the Company's results for tax purposes are measured in nominal values. The amendment to the law includes, inter alia, the elimination of the inflationary additions and deductions and the additional deduction for depreciation starting in 2008.

The Law for the Encouragement of Capital Investments, 1959 ("the Law"):

According to the Law, BCT is entitled to various tax benefits by virtue of "beneficiary enterprise" status granted, as defined by this Law.

In March 2005, the Knesset passed the Arrangements Law for fiscal year 2005, which includes a broad and comprehensive amendment to the provisions of the Law ("Amendment No. 60 to the Law").

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 10  -  TAXES ON INCOME (Cont.):

B.        Tax laws applicable to the income of the Subsidiary:  (Cont.)

The principal benefits by virtue of the Law are:

Tax benefits and reduced tax rates under the Alternative Track of Benefits:

The Company is tax exempt for a benefit period of two years and in the five/eight subsequent years of the benefit period is subject to a reduced tax rate of 10%-25%.

In December 2010, the Knesset passed the Law for Economic Policy for 2011 and 2012 (Amended Legislation), 2011, which prescribes, among others, amendments to the Law for the Encouragement of Capital Investments, 1959 (the “Investment Law”). The amendment was enacted as of January 1, 2011. Under the amendment, the benefit tracks in the Investment Law were modified and a flat tax rate applies to the Company's entire “Preferred Income”. The Company will be able to opt to apply (the waiver is non-recourse) the amendment and from then on it will be subject to the amended tax rates that are: 2011 and 2012 - 15% (in development area A - 10%), 2013 and 2014 - 12.5% (in development area A - 7%) and in 2015 and thereafter - 12% (in development area A - 6%).

On July 30, 2013 the Knesset passed the Law for the change in the order of National Priorities (Legislative amendments to achieve budget objectives for 2013 and 2014) - 2013. As part of the legislation, the Law for the Encouragement of Capital Investments was amended so that the tax rate applicable to a preferred enterprise in this period in Development Area A will be 9% and the tax rate in other parts of the country will be 16%.

C.        Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2013	2012
	U.S. $ in thousands

Operating loss carryforward	25,156	22,067

Net deferred tax asset before valuation allowance	8,961	8,340
Valuation allowance	(8,961)	(8,340)
Net deferred tax asset	-	-

As of December 31, 2013, the Company has provided valuation allowances of $8,961 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

Notes to the financial statements

U.S. dollars in thousands

NOTE 10  -  TAXES ON INCOME (Cont.):

D.        Available carryforward tax losses:

As of December 31, 2013, the Company has an accumulated tax loss carryforward of approximately $25,156. Carryforward tax losses in Israel are unlimited duration and carryforward tax losses in the U.S. can be carried forward and offset against taxable income in the future for a period of 20 years. Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

E.	Loss from continuing operations, before taxes on income, consists of the following:

	Year ended December 31,
	2013	2012
	U.S. $ in thousands

United States	(1,379)	(1,197)
Israel	(3,694)	(2,233)
	(5,073)	(3,430)

F.	Due to the Company’s cumulative losses, the effect of ASC 740 as codified from ASC 740-10 (formerly FIN 48) is not material.

NOTE 11  -  TRANSACTIONS WITH RELATED PARTIES

		Year ended December 31,
		2013	2012

		U.S. $ in thousands

A.	Fees and related benefits and compensation expenses in respect of options granted to a member of the Board who is a related party	248	239

B.	As for transactions with Ramot, see Note 3.

NOTE 12  -  SUBSEQUENT EVENTS

A.	Through January and February, 2014 the Company received approximately $380 from the Chief Scientist of the State of Israel for participation in research and development.

B.
In March 2014, the Company signed a definitive agreement with the Massachusetts General Hospital (MGH) in Boston, MA to conduct a Phase II clinical trial of NurOwn™ in amyotrophic lateral sclerosis (ALS), pending FDA approval.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

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

Name	Age	Position
Chaim Lebovits	43	President and Principal Executive Officer
Liat Sossover	45	Chief Financial Officer
Dr. Irit Arbel	54	Director
Mordechai Friedman	61	Director
Dr. Abraham Israeli	60	Chairman and Director
Alon Pinkas	52	Director
Chen Schor	41	Director
Dr. Robert Shorr	60	Director
Malcolm Taub	68	Director

Chaim Lebovits joined the Company in July 2007 as President. On August 1, 2013, the Company appointed Mr. Lebovits as its Principal Executive Officer, and to assume the duties and responsibilities of the Chief Executive Officer on an interim basis while we search for a new Chief Executive Officer. Mr. Lebovits controls ACC HOLDINGS INTERNATIONAL, and its subsidiaries ACC Resources, specializing in the mining, oil and energy industries, and ACC BioTech, which is focused on biotechnology. He has been at the forefront of mining and natural resource management in the African region for over a decade and has spent years leading the exploration and development of resources in West Africa and Israel and served as a member of the board of directors of several companies in the industry. Mr. Lebovits has also held senior positions for the worldwide Chabad Lubavitch organization, the largest Jewish organization in the world today.

Liat Sossover joined the Company in June 2010 as our Chief Financial Officer. From 2001 until June 2010, Ms. Sossover served as the Vice President of Finance of ForeScout Technologies, an international high tech company in the network security solutions field. In such role, Ms. Sossover managed all financial and accounting aspects. Prior to that, Ms. Sossover served as VP of Finance and Secretary of Maximal Innovative Intelligence, a high tech company in the field of business intelligence solutions, which was acquired by Microsoft. She has held positions as Chief Financial Officer at Real Time Synthesized Entertainment Technology Ltd (RT-Set), currently known as Vizrt Ltd., a publicly traded company in Norway. Vizrt provides real-time 3D graphics and asset management tools for the broadcast industry. Ms. Sossover served as Financial Controller for BVR Systems (1998), Ltd., currently known as RVB Holdings Ltd., a company that is traded on Nasdaq, which develops, manufactures and markets simulation systems for military applications, which was later was acquired by Elbit Systems. Ms. Sossover holds an MBA from Edinburgh University, and a Bachelor's degree in Accounting & Economics from Ben Gurion University.

Dr. Irit Arbel, one of BrainStorm's co-founders, joined the Company in May 2004 as a director and served as President of the Company for six months. Currently, Dr. Arbel is the Chair of the Governance, Nominating and Compensation Committee. Dr. Arbel serves as Executive Vice President, Research and Development at Savicell Diagnostic Ltd. since July 2012. Savicell Diagnostic Ltd. is a biotechnology company and is a wholly-owned subsidiary of Online Disruptive Technologies, Inc. From 2009 through 2011, Dr. Arbel served as Chairperson of Real Aesthetics Ltd., a company specializing in cellulite ultrasound treatment, and BRH Medical, developer of medical devices for wound healing. She was also Director of M&A at RFB Investment House, a private investment firm focusing on early stage technology related companies. Previously, Dr. Arbel was President and Chief Executive Officer of Pluristem Life Systems, a biotechnology company, and prior to that, Israeli Sales Manager of Merck, Sharp & Dohme, a pharmaceutical company. Dr. Arbel earned her Post Doctorate degree in 1997 in Neurobiology, after performing research in the area of Multiple Sclerosis. Dr. Arbel also holds a Chemical Engineering degree from the Technion, Israel's Institute of Technology. We believe that Dr. Arbel possesses specific attributes that qualify her to serve on our Board of Directors including Dr. Arbel’s extensive experience in the biotechnology field and significant leadership skills as a chief executive officer. Dr. Arbel previously served as our President, which service has given her a deep knowledge of the Company and its business and directly relevant management experience.

Mordechai Friedman joined the Company on April 4, 2011 as a director and as Chair of the Audit Committee of the Board. Mr. Friedman currently serves as Chairman of IPM Beer Tuvia Ltd. and Vice-Chairman of Triple-M Power Plants Ltd. From 2013 to 2014 Mr. Friedman served as Chief Executive Officer of Israel Financial Levers Ltd, an Israeli real estate company traded on Tel-Aviv Stock Exchange. From 2007 through 2010, Mr. Friedman served as the Chairman of the Board of The Israel Electric Corp., an electric utility company. From 2005 to 2007, Mr. Friedman served as Deputy Chairman of Brightman Almagor Zohar CPAs, the Israel Member Firm of Deloitte Touché Tohmatsu. Mr. Friedman has been a partner and director in several business ventures and companies in Israel and abroad in the transportation, consumer business, telecommunication and energy industries. Mr. Friedman currently serves as a director in the following public companies: (traded on Tel-Aviv Stock Exchange): (i) Elco Holdings Ltd. (Chairman of the Board); and (ii) Carmel Olefins Ltd. Mr. Friedman holds a B.A. in Economics and Accounting from Tel Aviv University. We believe that Mr. Friedman possesses specific attributes that qualify him to serve on our Board of Directors including Mr. Friedman’s considerable experience in accounting and valuable leadership skills as a chief executive officer.

Dr. Abraham Israeli joined the Company on April 13, 2010 as a director, as Chairman of the Board and as a consultant. Since November 2009, Dr. Israeli has served as Head of the Department of Health Policy, Health Care Management and Health Economics at the Hebrew University, Hadassah Faculty of Medicine. Since 1996, Dr. Israeli has held the Chair of Dr. Julien Rozan Professorship of Family Medicine and Health Promotion at the Hebrew University - Hadassah Medical School, Jerusalem. From November 2003 to October 2009, Dr. Israeli served as the Director General of the Israel Ministry of Health, and currently serves as Chief Scientist of the Israel Ministry of Health. Dr. Israeli holds a M.D. and M.P.H. from Hebrew University, Hadassah Medical School and a Master’s Degree from the Sloan School of Management at Massachusetts Institute of Technology. Dr. Israeli completed residencies in Internal Medicine and in Health-Care Management at Hadassah University Hospital and has certification in both specialties. We believe that Dr. Israeli possesses specific attributes that qualify him to serve on our Board of Directors including Dr. Israeli’s extensive experience in health care and health policy. Dr. Israeli also has substantial leadership, public policy, government and regulatory experience from his service as the Director General of the Israel Ministry of Health.

Alon Pinkas joined the Company on December 13, 2010 as a director. Mr. Pinkas served as the Israeli Consul General to New York from 2000 to 2004 and is an internationally respected foreign affairs analyst. Mr. Pinkas currently serves as an Adviser at Tigris Financial Group, a financial services company, and the Rhodium Group, an advisory firm, and as a director for Ormat Industries Limited, B.G.I. Investments (1961) Ltd. and Agri-Invest Ltd. Mr. Pinkas has a B.S. in Political Science from The Hebrew University of Jerusalem and a Masters Degree in Politics from Georgetown University. We believe that Mr. Pinkas possesses specific attributes that qualify him to serve on our Board of Directors including Mr. Pinkas’ considerable experience in foreign affairs. Mr. Pinkas also has substantial leadership and government experience from his service as the consul general of Israel to New York and as chief of staff to Ministers of Foreign Affairs of Israel.

Chen Schor joined the Company as a director on August 22, 2011. Mr. Schor is a global industry leader with vast experience in biotechnology, medical devices, business development and private equity. Mr. Schor led multiple licensing and M&A transactions valued at over $2 billion with companies such as GlaxoSmithKline, Amgen, Pfizer, Bayer, Merck-Serono and OncoGeneX Pharmaceuticals, and raised significant funds from reputable investors. Mr. Schor has a broad range of experience in multiple therapeutic areas including Neurology, Respiratory, Oncology, Auto-Immune, Genetic Diseases, and Women’s Health. In addition to leading the global business development at Teva Pharmaceuticals, Mr. Schor played a key role in building early stage companies to regulatory approvals, IPOs and M&As. From March 2009 until September 2011, Mr. Schor served as Vice President of Business Development, global branded products at Teva Pharmaceuticals. Prior to joining Teva, Mr. Schor was Chief Business Officer at Epix Pharmaceuticals, Inc. (formerly known as Predix Pharmaceuticals, Inc.) from December 2003 until March 2009, leading the formation of more than $1.5 billion collaborations with GlaxoSmithKline, Amgen and additional pharmaceutical companies. Prior to joining Epix, Mr. Schor was a Partner at Yozma Venture Capital from September 1998 until December 2003, managing the fund’s investments in biotechnology and medical device companies. Mr. Schor previously held positions at Arthur Anderson and BDO Consulting, an advisory firm. Mr. Schor holds an M.B.A., a B.A. in Biology, a B.A. in Economics and is a Certified Public Accountant. We believe that Mr. Schor possesses specific attributes that qualify him to serve on our Board of Directors including Mr. Schor’s extensive experience in biotechnology and significant leadership skills from his service as a partner of a venture capital firm.

Dr. Robert Shorr joined the Company in March 2005 as a director. Since 1999, Dr. Shorr has served as Chief Executive Officer and Chief Science Officer of Cornerstone Pharmaceuticals, a bio technology company. He has also been a member of the Department of Biomedical Engineering at SUNY Stony Brook, where he also serves as Director of Business Development for the university’s Center for Advanced Technology. He has served as trustee at the Tissue Engineering Charities, Imperial College, London. From 1999 until 2005, Dr. Shorr was Vice-President of Science and Technology (CSO) of United Therapeutics, a NASDAQ listed biotechnology company. Prior to 1998, he was Vice President, Research and Development at Enzon, Inc., a NASDAQ listed pharmaceuticals company, and AT Biochem, a pharmaceuticals company, of which he was also founder. Dr. Shorr also served on the Board of Directors of Biological Delivery Systems Inc., a NASDAQ listed company. Dr. Shorr holds both a Ph.D. and a D.I.C. from the University of London, Imperial College of Science and Technology as well as a B.Sc. from SUNY Buffalo. We believe that Dr. Shorr possesses specific attributes that qualify him to serve on our Board of Directors including Dr. Shorr’s extensive experience in biotechnology and valuable leadership skills as a chief executive officer.

Malcolm Taub joined the Company in March 2009 as a director. Since October 2010, Mr. Taub has been a Partner at Davidoff Malito & Hutcher LLP, a full service law and government relations firm. From 2001 to September 30, 2010, Mr. Taub was the Managing Member of Malcolm S. Taub LLP, a law firm which practiced in the areas of commercial litigation, among other practice areas. Mr. Taub also works on art transactions, in the capacity as an attorney and a consultant. Mr. Taub has also served as a principal of a firm which provides consulting services to private companies going public in the United States. Mr. Taub has acted as a consultant to the New York Stock Exchange in its Market Surveillance Department. Mr. Taub acts as a Trustee of The Gateway Schools of New York and The Devereux Glenholme School in Washington, Connecticut. Mr. Taub has served as an adjunct professor at Long Island University, Manhattan Marymount College and New York University Real Estate Institute. Mr. Taub holds a B.A. from Brooklyn College and a J.D. from Brooklyn Law School. Mr. Taub formerly served on the Board of Directors of Safer Shot, Inc. (formerly known as Monumental Marketing Inc.). We believe that Mr. Taub possesses specific attributes that qualify him to serve on our Board of Directors including Mr. Taub’s vast law experience and his demonstrated leadership skills as a managing member of a law firm.

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

Certain Arrangements

On April 13, 2010, the Company, Dr. Israeli and Hadasit Medical Research Services and Development Ltd. (“Hadasit”) entered into an Agreement, which was amended to clarify certain terms on December 31, 2011 (as amended, the “Agreement”) pursuant to which Dr. Israeli agreed, during the term of the Agreement, to serve as (i) our Clinical Trials Advisor and (ii) a member of our Board of Directors. Any party may terminate the Agreement upon 30 days prior notice to the other parties. In consideration of the services to be provided by Dr. Israeli to us under the Agreement, we agreed to grant: (i) options to Dr. Israeli annually during the term of the Agreement for the purchase of 166,666 shares of our common stock at an exercise price equal to $0.00005 per share and (ii) warrants to Hadasit annually during the term of the Agreement for the purchase of 33,334 shares of our common stock at an exercise price equal to $0.00005 per share. Such options and warrants will vest and become exercisable in twelve (12) consecutive equal monthly amounts. In addition, in December 2010 the Board of Directors granted Dr. Israeli an option to purchase 200,000 shares of common stock at an exercise price equal to $0.15 in recognition of his service as the Chairman of the Board and the number of hours Dr. Israeli devotes to fulfillment of his responsibilities of such role.

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

In December 2013, the Board of the Company agreed to grant to Prof. Israeli additional options in connection with the yearly grant under the Hadasit Agreement. Starting April 2014, the Company will grant a total of 360,000 options annually out of which Prof. Israeli will receive options to purchase up to 300,000 shares of Common Stock and Hadasit will receive options and warrants to purchase up to 60,000 shares of Common Stock.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
•	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

Audit Committee

On February 7, 2008, the Board of Directors established a standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, which assists the Board of Directors in fulfilling its responsibilities to stockholders concerning our financial reporting and internal controls, and facilitates open communication among the Audit Committee, Board of Directors, outside auditors and management. The Audit Committee discusses with management and our outside auditors the financial information developed by us, our systems of internal controls and our audit process. The Audit Committee is solely and directly responsible for appointing, evaluating, retaining and, when necessary, terminating the engagement of the independent auditor. The independent auditors meet with the Audit Committee (both with and without the presence of management) to review and discuss various matters pertaining to the audit, including our financial statements, the report of the independent auditors on the results, scope and terms of their work, and their recommendations concerning the financial practices, controls, procedures and policies employed by us. The Audit Committee preapproves all audit services to be provided to us, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by the independent auditor. The Audit Committee coordinates the Board of Directors’ oversight of our internal control over financial reporting, disclosure controls and procedures and code of conduct. The Audit Committee is charged with establishing procedures for (i) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters; and (ii) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters. The Audit Committee reviews all related party transactions on an ongoing basis, and all such transactions must be approved by the Audit Committee. The Audit Committee is authorized, without further action by the Board of Directors, to engage such independent legal, accounting and other advisors as it deems necessary or appropriate to carry out its responsibilities. The Board of Directors has adopted a written charter for the Audit Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The Audit Committee currently consists of Mr. Friedman (Chair), Dr. Arbel and Mr. Pinkas each of whom is independent within the meaning of The NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act. The Board of Directors has determined that Mr. Friedman is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The Audit Committee held four meetings during the fiscal year ended December 31, 2013.

GNC Committee

On June 27, 2011, the Board of Directors established a standing Governance, Nominating and Compensation Committee (the “GNC Committee”), which assists the Board in fulfilling its responsibilities relating to (i) compensation of the Company’s executive officers, (ii) the director nomination process and (iii) reviewing the Company’s compliance with SEC corporate governance requirements. The Board has adopted a written charter for the GNC Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The GNC Committee currently consists of Dr. Arbel (Chair), Dr. Shorr and Mr. Taub, each of whom is independent as defined under applicable Nasdaq listing standards. The GNC Committee held one meeting during the fiscal year ended December 31, 2013.

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

Stockholder Nominations

During the fourth quarter of fiscal year 2013, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock (collectively, the “Reporting Persons”), to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2013, all Reporting Persons complied with the applicable requirements of Section 16(a) of the Exchange Act, except for the following:

•	Dr. Abraham Israeli filed one late Form 4, reporting one transaction late.

There are no additional known failures to file a required Form 3, Form 4 or Form 5.

Code of Ethics

On May 27, 2005, our Board of Directors adopted a Code of Ethics that applies to, among other persons, members of our Board of Directors, officers and employees. A copy of our Code of Ethics is posted on our website at www.brainstorm-cell.com. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics applicable to our Principal Executive Officer or our senior financial officers (Principal Financial Officer and Controller or Principal Accounting Officer, or persons performing similar functions) by posting such information on our website.

Item 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth certain summary information with respect to the compensation paid during the fiscal years ended December 31, 2013 and 2012 earned by our former Chief Executive Officer, our President, our Chief Financial Officer and our Director of Research and Development (the “Named Executive Officers”). In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Summary Compensation Table (*)

						Option	All Other
		Salary		Bonus		Awards	Compensation
Name and Principal Position	Year	($)		($)		($) (1) (2)	($)(3)	Total ($)
Alon Natanson (4)	2013	117,000		-		-	94,000	211,000
Former Chief Executive Officer	2012	-		-		-	-	-

Chaim Lebovits (5)	2013	-		-		-	-	-
President	2012	-		-		-	-	-

Adrian Harel (6)	2013	130,000		11,000		-	70,000	211,000
Former Director of Research and Development	2012	121,438		60,000	(7)	16,005	71,257	268,700

Liat Sossover	2013	106,000		-		16,000	65,000	187,000
Chief Financial Officer	2012	99,330	(8)	20,000	(9)	13,719	56,073	189,122

(*) The Named Executive Officers were paid in NIS; the amounts above are the U.S. dollar equivalent. The conversion rate used was the average of the end of month’s rate between the U.S. dollar and the NIS as published by the Bank of Israel, the central bank of Israel.

(1) The amounts shown in the “Option Awards” column represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the Named Executive Officer during fiscal 2013 and fiscal 2012. ASC 718 fair value amount as of the grant date for stock options generally is spread over the number of months of service required for the grant to vest.
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
(4) Mr. Natanson joined the Company on February 1, 2013 as our Chief Executive Officer and resigned effective October 28, 2013.
(5) On August 1, 2013, the Company appointed Chaim Lebovits, the President of the Company, as its Principal Executive Officer, and to assume the duties and responsibilities of the Chief Executive Officer on an interim basis while the Company searches for a new Chief Executive Officer. Mr. Lebovits is not compensated for these services.
(6) Dr. Harel joined the Company on January 24, 2011 as our Chief Operating Officer and Acting Chief Executive Officer. On June 11, 2012, Dr. Harel was appointed Chief Executive Officer and Director of Research and Development. On February 1, 2013, Dr. Harel ceased serving as our Chief Executive Officer. On December 24 2013 Dr. Harel informed the Company of his resignation from his position with the Company.
(7) On August 1, 2012, the GNC Committee approved: (i) a $50,000 cash bonus in recognition of Dr. Harel’s efforts in completing the Company’s recent financing transaction; and (ii) a $10,000 cash bonus for Dr. Harel achieving individual performance goals.
(8) On August 1, 2012, the GNC Committee approved a 10% increase in Ms. Sossover’s base salary (from NIS29,000 to NIS31,900, monthly).
(9) On August 1, 2012, the GNC Committee approved a $20,000 cash bonus in recognition of Ms. Sossover’s efforts in completing the Company’s recent financing transaction.
(10) On December 31, 2013, the GNC Committee approved a grant of 100,000 stock options to Ms. Sossover at an exercise price of $0.18 per share.

Executive Employment Agreements and Termination of Employment and Change-in-Control Arrangements

Alon Natanson

Pursuant to his employment agreement dated January 24, 2013, while employed by the Company Mr. Natanson was entitled to a monthly salary of 53,000 NIS (approximately $14,200). Mr. Natanson also received other benefits that are generally made available to our employees, including pension and education fund benefits. Mr. Natanson was provided with a Company car and cellular phone, and a gross-up payment for any taxes relating thereto. Mr. Natanson also received a grant of a stock option (the “Initial Grant”) on January 24, 2013 (the “Grant Date”) for the purchase of 4,000,000 shares of the Company’s common stock, which would have vested and become exercisable as to 33 1/3% of the shares on the first anniversary of the Grant Date (the “Initial Vesting Date”) and the remainder of the shares would vest and become exercisable in equal monthly installments on each of the 36 monthly anniversaries following the Initial Vesting Date. The exercise price for the Initial Grant was $0.29 per share. In the event that prior to the first anniversary of the Grant Date (and provided that Mr. Natanson was then actively employed by us): (i) we raised $10 million or more in one transaction; (ii) the shares of the Company were admitted for trading on NASDAQ; and (iii) we were granted the approval of the FDA to conduct clinical trials in the United States, then on the first anniversary of the Grant Date, Mr. Natanson would have been granted an additional stock option for the purchase of an additional 2,000,000 shares of the Company’s common stock upon the same terms as the Initial Grant. On July 28, 2013, Alon Natanson informed the Company of his resignation from his position with the Company effective 90 days after the notice. As of October 28, 2013 Mr. Natanson was no longer employed by the Company and forfeited any right to the foregoing compensation.

Chaim Lebovits

On August 1, 2013, the Company appointed Chaim Lebovits, the President of the Company, as its Principal Executive Officer, and to assume the duties and responsibilities of the Chief Executive Officer on an interim basis while the Company searches for a new Chief Executive Officer.  Currently, we do not have an employment agreement with Mr. Lebovits and he is not entitled to receive any compensation from us at this time.

Liat Sossover

Pursuant to her employment agreement dated June 23, 2010, Ms. Sossover is entitled to a monthly salary of 31,900 NIS (approximately $8,700) per month. Ms. Sossover is also entitled to contributions on her behalf by the Company into a manager’s insurance fund, disability insurance and an education fund. Ms. Sossover is provided with a Company car and cellular phone, and a gross-up payment for any taxes relating thereto.

Adrian Harel

Pursuant to his employment agreement dated January 23, 2011, as amended effective August 1, 2011, Dr. Harel was entitled to a monthly salary of 39,000 NIS (approximately $10,600) (including benefits for monthly totals of approximately 60,300 NIS (approximately $16,400)). Dr. Harel also receives other benefits that are generally made available to our employees. Dr. Harel is provided with a company car and a gross-up payment for any taxes relating thereto. On December 24 2013 Dr. Harel informed the Company of his resignation from his position with the Company.

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

On December 31, 2013, Ms. Sossover was granted an option to purchase 100,000 shares of our common stock at a price per share of $0.18. Such option vested and became exercisable as to 1/3 of the shares subject to the option on December 31, 2014 and the remainder of the shares subject to the option vest and become exercisable over the following 24 months in equal installments.

Outstanding Equity Awards

The following table sets forth information regarding equity awards granted to the Named Executive Officers that are outstanding as of December 31, 2013. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Outstanding Equity Awards at December 31, 2013

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Adrian Harel	437,500	-		0.20	3/24/2014
	70,000	-		0.20	3/24/2014
	70,000	-		0.26	3/24/2014
Liat Sossover	400,000	-		0.18	6/23/2020
	60,000	-		0.26	8/1/2022
	-	100,000	(1)	0.18	12/31/2023

(1) Options for the purchase of 33,333 shares will vest and become exercisable on December 31, 2014. Options for the purchase of 2,778 shares will vest and become exercisable on the last day of each month until the option is fully vested.

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

Under the Global Plan, we granted a total of 13,782,485 options with various exercise prices (a weighted average exercise price of $0.18245 and expiration dates, to service providers, subcontractors, directors, officers, and employees. Under the U.S. Plan, we issued an additional 6,050,040 shares of restricted stock and options to Scientific Advisory Board members, consultants, and directors. As of December 31, 2013, there were 8,310,937 shares available for issuance under the Plans.

Compensation of Directors

The following table sets forth certain summary information with respect to the compensation paid during the fiscal year ended December 31, 2013 earned by each of the directors of the Company. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Director Compensation Table for Fiscal 2013

	Fees				Option
	Earned or		Stock		Awards
	Paid in		Awards		($)		Total
Name	Cash ($)		($)(1)		(1)(2)		($)
Dr. Irit Arbel	—		—		37,050	(3)	37,050
Mr. Mordechai Friedman	—		—		30,875	(4)	30,875
Dr. Abraham Israeli	—		—		40,000	(5)	40,000
Mr. Alon Pinkas	—		—		26,759	(6)	26,759
Mr. Chen Schor	60,000	(7)	—	(8)	—		60,000
Dr. Robert Shorr	—		29,900	(9)	—		29,900
Mr. Malcolm Taub	—		29,900	(10)	—		29,900

 (1) The amounts shown in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the directors during fiscal 2013.
(2) The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note(8)(B)(2)(a) to Consolidated Financial Statements.
(3) At December 31, 2013, Dr. Arbel had options (vested and unvested) to purchase 1,348,333 shares of common stock.
(4) At December 31, 2013, Mr. Friedman had options (vested and unvested) to purchase 466,667 shares of common stock.
(5) At December 31, 2013, Dr. Israeli had options (vested and unvested) to purchase 866,664 shares of common stock.
(6) At December 31, 2013, Mr. Pinkas had options (vested and unvested) to purchase 440,000 shares of common stock.
(7) Represents the amount paid to Mr. Schor pursuant to the Executive Director Agreement for his services as a director and consultant.
(8) At December 31, 2013, Mr. Schor had 307,791 shares of unvested restricted common stock.
(9) At December 31, 2013, Mr. Shorr had 43,333 shares of unvested restricted common stock.
(10) At December 31, 2013, Mr. Taub had vested options to purchase 100,000 shares of common stock and 43,333 shares of unvested restricted common stock.

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

In December 2013, the Board of the Company agreed to grant to Prof. Israeli additional options in connection with the yearly grant under the Hadasit Agreement. Starting April 2014, the Company will grant a total of 360,000 options annually out of which Prof. Israeli will receive options to purchase up to 300,000 shares of Common Stock and Hadasit will receive options and warrants to purchase up to 60,000 shares of Common Stock.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of  February 28, 2014 with respect to the beneficial ownership of our common stock by the following: (i) each of our current directors; (ii) the Named Executive Officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of our common stock.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of our common stock issuable under options that are exercisable on or within 60 days after February 28, 2014 (“Presently Exercisable Options”) or under warrants that are exercisable on or within 60 days after February 28, 2014 (“Presently Exercisable Warrants”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the common stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the common stock beneficially owned by any other person or entity. Unless otherwise indicated, the address of each person listed in the table is c/o Brainstorm Cell Therapeutics Inc., 605 Third Avenue, 34 th Floor, New York, New York 10158.

The percentage of the common stock beneficially owned by each person or entity named in the following table is based on 176,263,587 shares of common stock outstanding as of February 28, 2014 plus any shares issuable upon exercise of Presently Exercisable Options and Presently Exercisable Warrants held by such person or entity.

	Shares Beneficially Owned
	Number of		Percentage of
Name of Beneficial Owner	Shares		Class
Directors and Named Executive Officers
Chaim Lebovits
Alon Natanson	59,556,924	(1)	28.8
Adrian Harel	577,500	(2)	*
Liat Sossover	460,000	(2)	*
Irit Arbel	3,648,333	(3)	2.1%
Mordechai Friedman	466,667	(2)	*
Abraham Israeli	866,664	(2)	*
Alon Pinkas	440,000	(2)	*
Chen Schor	923,374		*
Robert Shorr	490,000		*
Malcolm Taub	798,333	(4)	*
All current directors and officers as a group (9 persons)	67,650,294	(5)	32.1%
5% Shareholders
ACCBT Corp.	59,556,924	(1)	28.8%
Morgan & Morgan Building
Pasea Estate, Road Town
Tortola
British Virgin Islands

*	Less than 1%.

(1)
Consists of (i) 29,006,924 shares of common stock owned by ACCBT Corp., (ii) 30,250,000 shares of common stock issuable to ACCBT Corp. upon the exercise of Presently Exercisable Warrants and (iii) 300,000 shares of common stock owned by ACC International Holdings Ltd. ACC International Holdings Ltd. and Chaim Lebovits, our President and Principal Executive Officer, may each be deemed the beneficial owners of these shares.

(2)	Consists of shares of common stock issuable upon the exercise of Presently Exercisable Options.

(3)	Includes 1,348,333 shares of common stock issuable upon the exercise of Presently Exercisable Options. Dr. Arbel’s address is 6 Hadishon Street, Jerusalem, Israel.

(4)	Includes 100,000 shares of common stock issuable upon the exercise of Presently Exercisable Options.

94

(5)
Includes (i) 29,006,924 shares of common stock owned by ACCBT Corp. (Chaim Lebovits, our President and Principal Executive Officer, may be deemed to be the beneficial owner of these shares), (ii) 30,250,000 shares of common stock issuable to ACCBT Corp. upon the exercise of Presently Exercisable Warrants (iii) 300,000 shares of common stock owned by ACC International Holdings Ltd. (Chaim Lebovits, our President and Principal Executive Officer, may be deemed to be the beneficial owner of these shares) and (iv) 3,681,664 shares of common stock issuable upon the exercise of Presently Exercisable Options.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2013:

Number of
	securities			Number of
	to be		Weighted-	securities
	issued upon		average	remaining
	exercise of		exercise	available for
	outstanding		price of	future
	options,		outstanding	issuance
	warrants		options,	under equity
	and		warrants	compensation
Plan Category	rights		and rights	plans
Equity compensation plans approved by security holders	19,832,525	(1)	$0.12679	8,310,937	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	19,832,525	(1)	0.12679	8,310,937	(2)

(1)	Does not include 180,000 shares of restricted stock that the Company has issued pursuant to the U.S. Plan to scientific advisory board members, directors, service providers, and consultants.
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

Research and License Agreement with Ramot

On July 12, 2004, we entered into the Original License Agreement with Ramot, a former 5% stockholder of the Company, which agreement was amended on March 30, 2006 by the Amended Research and License Agreement (described below). Under the terms of the Original Ramot Agreement, Ramot granted to us an exclusive license to (i) the inventions, know-how and results made with respect to the stem cell technology developed by the team led by Prof. Melamed and Prof. Offen in the course of the performance of the research, and the patents and pending patent applications owned by Ramot, and (ii) the results of further research to be performed by the same team on the development of the stem cell technology. Simultaneously with the execution of the Original Ramot Agreement, we entered into individual consulting agreements with Prof. Melamed and Prof. Offen pursuant to which all intellectual property developed by Prof. Melamed or Prof. Offen in the performance of services thereunder will be owned by Ramot and licensed to us under the Original Ramot Agreement.

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

On March 30, 2006 and on May 23, 2006, we entered into an Amended Research and License Agreement and an Amendment Agreement to the Amended Research and License Agreement, respectively (collectively, the “Amended Research and License Agreement”) with Ramot. Under the Amended Research and License Agreement, the funding of further research relating to the licensed technology in an amount of $570,000 per year was reduced to $380,000 per year. Moreover, under the Amended Research and License Agreement, the initial period of time that we agreed to fund the research was extended from an initial period of two (2) years to an initial period of three (3) years. The Amended Research and License Agreement also extended the additional two-year period in the Original Ramot Agreement to an additional three-year period, if certain research milestones were met.

We entered into a Second Amended and Restated Research and License Agreement with Ramot on July 26, 2007, effective July 12, 2004 (the “Second Ramot Agreement”), which amended and replaced the Amended Research and License Agreement. The Second Ramot Agreement imposed on us development and commercialization obligations, milestone and other obligations. The license was granted in consideration for (i) royalty payments ranging from three percent (3%) to five percent (5%) of all net sales and (ii) potential payments concerning sublicenses ranging from twenty percent (20%) to twenty-five percent (25%) of sublicense receipts. In addition, in the event that the research period was extended for an additional three year period in accordance with the terms of the Second Ramot Agreement, then we had to make payments to Ramot for each year of the extended research period in the amount of $380,000. As of June 30, 2007, we owed Ramot an aggregate of $513,249 in overdue payments and patent fees under the Amended Research and License Agreement.

On August 1, 2007, we obtained a waiver and release from Ramot pursuant to which Ramot agreed to an amended payment schedule regarding our payment obligations under the Second Ramot Agreement and waived all claims against us resulting from our previous breaches, defaults and non-payment under the Amended Research and License Agreement.

As of February 2011, Ramot had sold the 1,120,000 shares of common stock of the Company for $235,000 and the Company paid the remaining approximately $5,000 due to Ramot. There is no additional debt to Ramot.

On December 20, 2011, we entered into an Assignment Agreement with our Israeli Subsidiary (the “Assignment Agreement”), with the consent of Ramot. Under the Assignment Agreement, we assigned and transferred all of our rights, interests, titles, liabilities and obligations (the “Rights”) under the Second Ramot Agreement to our Israeli Subsidiary, effective as of January 1, 2007 and our Israeli Subsidiary agreed to assume all such Rights. We agreed to be a guarantor of all obligations of our Israeli Subsidiary under the Second Ramot Agreement and Ramot can look to us to demand compliance with the Second Ramot Agreement.

In May 2012, we, the Israeli Subsidiary and Prof. Offen entered into a Consulting Agreement, effective as of January 1, 2012, which replaced the previous consulting agreement, dated July 31, 2004, pursuant to which all work product resulting from the provision of services will vest solely with the Israeli Subsidiary and if any work product resulting from the provision of services results in the creation or development of intellectual property it will be deemed a joint invention, and will be jointly owned by Ramot and the Israeli Subsidiary.

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

Pursuant to the terms of the Subscription Agreement, as amended, and a related registration rights agreement, ACCBT has the following rights for so long as ACCBT or its affiliates hold at least 5% of our issued and outstanding share capital:

·
Board Appointment Right : ACCBT has the right to appoint 50.1% (any fractions to be rounded up to the nearest whole number) of the members of our Board of Directors and any of our committees and the Board of Directors of our subsidiary.

96

·
Preemptive Right : ACCBT has the right to receive thirty day notice of, and to purchase a pro rata portion (or greater under certain circumstances where offered shares are not purchased by other subscribers) of, securities issued by us, including options and rights to purchase shares. This preemptive right does not include issuances under our equity incentive plans.

·
Consent Right : ACCBT’s written consent is required for certain corporate actions, including issuance of shares (other than existing warrants and issuances under our incentive plans), amendment of our charter or bylaws, repurchase of shares, declaration or payment of dividends or distributions, related party transactions, non-ordinary course transactions involving $25,000 or more, liquidation or dissolution, the creation, acquisition or disposition of a subsidiary or entry into a joint venture or strategic alliance, a material change to our business, merger, change of control, sale of the Company, any acquisition, and any payment of cash compensation over $60,000 per year.

In addition, ACCBT is entitled to demand and piggyback registration rights, whereby ACCBT may request, upon 15 days’ written notice, that we file, or include within a registration statement to be filed, with the Securities and Exchange Commission for ACCBT’s resale of the Subscription Shares, as adjusted, and the shares of our common stock issuable upon exercise of the warrants.

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

As described above, pursuant to the terms of the Subscription Agreement, we originally agreed to sell to ACCBT the Subscription Shares for an aggregate subscription price of up to $5.0 million and, for no additional consideration, if ACCBT purchased the Subscription Shares, warrants to purchase up to 30,250,000 shares of common stock (the “Warrants”). As of July 31, 2009, ACCBT had purchased an aggregate of 18,306,925 shares of common stock for an aggregate purchase price of $4,052,652, and the following Warrants (the “Issued Warrants”) had been issued to ACCBT: (i) 10,083,333 Warrants with an exercise price of $0.20; (ii) 10,083,333 Warrants with an exercise price of $0.29; and (iii) 1,008,334 Warrants (the “Last Warrant”) with an exercise price of $0.36. Pursuant to the Amendment, the exercise price of the Last Warrant decreased from $0.36 to $0.29. Pursuant to the Amendment, the expiration date of all of the Warrants, including the Issued Warrants, was changed to November 5, 2013 instead of November 5, 2011.

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

On May 10, 2012, we entered into a Warrant Amendment Agreement with ACCBT pursuant to which we agreed, upon the effectiveness of a six month lock-up agreement entered into by ACCBT in connection with an offering, the then current expiration date of each Warrant was automatically extended by an additional 18 months (until May 5, 2015).

97

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

In December 2013, the Board of the Company agreed to grant to Prof. Israeli additional options in connection with the yearly grant under the Hadasit Agreement. Starting April 2014, the Company will grant a total of 360,000 options annually out of which Prof. Israeli will receive options to purchase up to 300,000 shares of Common Stock and Hadasit will receive options and warrants to purchase up to 60,000 shares of Common Stock.

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

Independence of the Board of Directors

The Board of Directors has determined that each of Dr. Arbel, Mr. Friedman, Dr. Israeli, Mr. Pinkas, Dr. Shorr and Mr. Taub satisfies the criteria for being an “independent director” under the standards of the Nasdaq Stock Market, Inc. (“Nasdaq”) and has no material relationship with the Company other than by virtue of service on the Board of Directors. During the course of determining the independence of Dr. Israeli, the Board of Directors considered the Agreement entered into by and among the Company, Hadasit and Dr. Israeli described in “Certain Arrangements” under Item 10 and “Certain Relationships and Related Transactions” above.  Mr. Schor is not considered an “independent director.”

The Board of Directors is comprised of a majority of independent directors and the Audit and GNC Committees are comprised entirely of independent directors.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm

Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., a member of Deloitte Touche Tohmatsu (“Deloitte”) for the audit of our financial statements for the fiscal years ended December 31, 2013 and 2012 and fees billed for other services rendered by Deloitte during those periods.

	December 31,	December 31,
	2013	2012
Audit Fees (1)	$55,000	$55,000
Audit-Related Fees (XBRL)	$6,000	$6,000
Public Offering Fees	$43,000	$49,000
All Other Fees(2)	$20,000	$9,000
Total Fees	$124,000	$119,000

98

(1)
Audit fees are comprised of fees for professional services performed by Deloitte for the audit of our annual financial statements and the review of our quarterly financial statements, as well as other services provided by Deloitte in connection with statutory and regulatory filings or engagements.

(2)
In the year ended December 31, 2013, the services performed by Deloitte were for the 2013 Public Offering, Inter-Company agreement and Sarbanes-Oxley Act. The services performed in the year ended December 31, 2012 were with respect to the Inter-Company agreement, and Sarbanes-Oxley Act.

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

99

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: March 27, 2014	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chaim Lebovits	President	March 27, 2014
Chaim Lebovits	(Principal Executive Officer)

/s/ Liat Sossover	Chief Financial Officer	March 27, 2014
Liat Sossover	(Principal Financial and Accounting Officer)

/s/ Irit Arbel		March 27, 2014
Irit Arbel	Director

/s/ Mordechai Friedman		March 27, 2014
Mordechai Friedman	Director

/s/ Abraham Israeli		March 27, 2014
Abraham Israeli	Director

/s/ Alon Pinkas		March 27, 2014
Alon Pinkas	Director

/s/ Chen Schor		March 27, 2014
Chen Schor	Director

/s/ Robert Shorr		March 27, 2014
Robert Shorr	Director

/s/ Malcomb Taub		March 27, 2014
Malcomb Taub	Director

100

EXHIBIT INDEX

Exhibit
No.	Description

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

10.5
Second Amended and Restated Research and License Agreement, dated July 26, 2007, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2007 (File No. 333-61610).

10.6
Second Amended and Restated Registration Rights Agreement, dated August 1, 2007, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2007 (File No. 333-61610).

10.7
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

10.9
Amendment No. 1 to Second Amended and Restated Research and License Agreement, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed Decembed 31, 2009 (File No. 333-61610).

10.10
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

101

10.12
Consulting Agreement, dated as of July 8, 2004, by and between the Company and Dr. Daniel Offen is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated July 8, 2004 (File No. 333-61610).

10.13
Consulting Agreement, dated as of May 31, 2012, by and between the Company and Dr. Daniel Offen, incorporated herein by reference to Exhibit 10.15 of the Company’s Registration Statement filed June 29, 2012 (File No. 333-179331).

10.14
Lease Agreement, dated as of December 1, 2004, among the Company, Petah Tikvah Science and Technology District ‘A’ Ltd., Petah Tikvah Science and Technology District ‘B’ Ltd. and Atzma and Partners Maccabim Investments Ltd. is incorporated herein by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-QSB dated December 31, 2004 (File No. 333-61610).

10.15*
Brainstorm Cell Therapeutics Inc. Amended and Restated 2004 Global Share Option Plan is incorporated herein by reference to Exhibit A to the Registrant’s Definitive Schedule 14A filed May 7, 2012 (File No. 000-54365).

10.16*
Brainstorm Cell Therapeutics Inc. Amended and Restated 2005 U.S. Stock Option and Incentive Plan is incorporated herein by reference to Exhibit B to the Registrant’s Definitive Schedule 14A filed May 7, 2012 (File No. 000-54365).

10.17*
Form of Stock Option Agreement for usage under the Registrant’s Amended and Restated 2004 Global Share Option Plan is incorporated herein by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 (File No. 000-54365).

10.18*
Form of Restricted Stock Agreement for usage under the Registrant’s Amended and Restated 2005 U.S. Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 (File No. 000-54365).

10.19
Subscription Agreement, dated July 2, 2007, by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.20
Amendment to Subscription Agreement, dated as of July 31, 2009, by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 24, 2009 (File No. 333-61610).

10.21
Form of Common Stock Purchase Warrant issued by the Company to ACCBT Corp. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.22
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

10.24
Finder’s Fee Agreement, dated as of October 29, 2007, by and between the Company and Tayside Trading Ltd. is incorporated herein by reference to Exhibit 10.63 of the Company’s Annual Report on Form 10-KSB filed on April 14, 2008 (File No. 333-61610).

10.25
Subscription Agreement, dated January 24, 2010, by and between the Company and Reytalon Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 1, 2010 (File No. 333-61610).

10.26
Securities Purchase Agreement, dated as of February 17, 2010, by and between the Company and Abraham Suisse is incorporated herein by reference to Exhibit 10.69 of the Company’s Annual Report on Form 10-K filed on March 25, 2010 (File No. 333-61610).

10.27
Securities Purchase Agreement, dated as of February 17, 2010, by and between the Company and Yaakov Ben Zaken is incorporated herein by reference to Exhibit 10.70 of the Company’s Annual Report on Form 10-K filed on March 25, 2010 (File No. 333-61610).

10.28
Securities Purchase Agreement, dated as of February 17, 2010, by and between the Company and Abram Nanikashvili is incorporated herein by reference to Exhibit 10.71 of the Company’s Annual Report on Form 10-K filed on March 25, 2010 (File No. 333-61610).

10.29*
Agreement, dated April 13, 2010, by and between the Company, Abraham Israeli and Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 15, 2010 (File No. 333-61610).

102

10.30*
First Amendment Agreement, dated as of December 31, 2011, to the Agreement by and between the Company, Abraham Israeli and Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.37 of the Company’s Registration Statement on Form S-1, as filed with the SEC on February 3, 2012 (File No. 333-179331).

10.31
Common Stock Purchase Warrant, dated as of April 13, 2010, issued by the Company to Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.38 of the Company’s Registration Statement on Form S-1, as filed with the SEC on February 3, 2012 (File No. 333-179331).

10.32
Common Stock Purchase Warrant, dated as of April 13, 2011, issued by the Company to Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-1, as filed with the SEC on February 3, 2012 (File No. 333-179331).

10.33
Common Stock Purchase Warrant, dated as of April 13, 2012, issued by the Company to Hadasit Medical Research Services and Development Ltd.  is incorporated herein by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed on March 14, 2013 (File No. 000-54365).

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

10.38
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

10.40
Clinical Trial Agreement, entered into as of February 17, 2010, among BrainStorm Cell Therapeutics Ltd., Prof. Dimitrios Karussis and Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 (File No. 000-54365).

10.41
Amendment to the Clinical Trial Agreement, entered into as of June 27, 2011, among BrainStorm Cell Therapeutics Ltd., Prof. Dimitrios Karousis and Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 (File No. 000-54365).

10.42*
BrainStorm Cell Therapeutics Inc. Director Compensation Plan is incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 (File No. 000-54365).

10.43
Common Stock Purchase Warrant, dated as of February 17, 2010, issued by the Company to Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.50 of the Company’s Registration Statement on Form S-1, as filed with the SEC on February 3, 2012 (File No. 333-179331).

10.44
Common Stock Purchase Warrant, dated as of February 17, 2010, issued by the Company to Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.51 of the Company’s Registration Statement on Form S-1, as filed with the SEC on February 3, 2012 (File No. 333-179331).

103

10.45
Common Stock Purchase Warrant, dated as of February 17, 2010, issued by the Company to Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.52 of the Company’s Registration Statement on Form S-1, as filed with the SEC on February 3, 2012 (File No. 333-179331).

10.46*
Amended and Restated Executive Director Agreement, dated November 11, 2011, by and between the Company and Chen Schor is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed November 16, 2011 (File No. 333-61610).

10.47
Warrant Amendment Agreement, dated as of May 10, 2012, by and between BrainStorm Cell Therapeutics Inc. and ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2012 (File No. 000-54365)

10.48	Form of Securities Purchase Agreement, incorporated herein by reference to Annex A of the Company’s Rule 424(b)(1) Prospectus filed July 19, 2012 (File No. 333-179331).

10.49
Form of Placement Agency Agreement by and between Brainstorm Cell Therapeutics Inc. and Maxim Group LLC, incorporated herein by reference to Exhibit 10.58 of the Company’s Registration Statement filed June 29, 2012 (File No. 333-179331).

10.50
Form of Common Stock Purchase Warrant issued by Brainstorm Cell Therapeutics Inc. to Placement Agent, incorporated herein by reference to Exhibit A of Exhibit 10.58 of the Company’s Registration Statement filed June 29, 2012 (File No. 333-179331).

10.51	Form of Warrant, incorporated herein by reference to Annex B of the Company’s Rule 424(b)(1) Prospectus filed July 19, 2012 (File No. 333-179331).

10.52*
Employment Agreement dated January 24, 2013 between BrainStorm Cell Therapeutics Ltd. and Alon Natanson is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 28, 2013 (File No. 000-54365).

10.53
Common Stock Purchase Warrant, dated as of April 13, 2013, issued by Brainstorm Cell Therapeutics Inc. to Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2013 (File No. 000-54365).

10.54
Underwriting Agreement dated as of August 13, 2013 by and between Brainstorm Cell Therapeutics Inc., Roth Capital Partners, LLC and Maxim Group LLC, incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed August 13, 2013 (File No. 000-54365).

10.55	Form of Warrant, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 13, 2013 (File No. 000-54365).

21	Subsidiaries of the Company.

23.1	Consent of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu.

23.2	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global.

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial information from the Annual Report on Form 10-K of Brainstorm Cell Therapeutics Inc. for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of December 31, 2013, and 2012; (2) Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and from September 22, 2000 (Inception) to December 31, 2013; (3) Statements of Changes in Stockholders’ Equity (Deficit) from September 22, 2000 (Inception) through December 31, 2013; (4) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and from September 22, 2000 (Inception) to December 31, 2013; and (5) Notes to Financial Statements.

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