Form 10-Q
period 2014-03-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2014-05-13
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 182,634,618.

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this quarterly report on Form 10-Q, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

UNAUDITED

U.S. DOLLARS IN THOUSANDS

3

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

UNAUDITED

U.S. DOLLARS IN THOUSANDS

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	March 31,	December 31,
	2014	2013
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	3,027	3,503
Account receivable	792	910
Prepaid expenses	34	33
Total current assets	3,853	4,446

Long-Term Assets:
Prepaid expenses	13	22
Total long-term investments	13	22

Property and Equipment, Net	327	258

Total assets	4,193	4,726

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade payables	326	228
Accrued expenses	1,034	877
Other accounts payable	247	227
Total current liabilities	1,607	1,332

Long-Term Liabilities:
Warrants issued to investors	1,726	655
Total long-term liabilities	1,726	655

Total liabilities	3,333	1,987

Stockholders' Equity:
Stock capital: (Note 6)	8	8
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at March 31, 2014 and December 31, 2013; Issued and outstanding: 176,803,587 and 176,263,587 shares at March 31, 2014 and December 31, 2013 respectively.
Additional paid-in-capital	55,370	55,138
Deficit accumulated during the development stage	(54,518)	(52,407)
Total stockholders' equity	860	2,739

Total liabilities and stockholders' equity	4,193	4,726

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands

(Except share data)

	Three months		Period from September 22, 2000 (inception date) through
	ended March 31,		March 31,
	2014	2013	2014
	Unaudited		Unaudited

Operating costs and expenses:

Research and development, net	680	522	29,786
General and administrative	351	559	21,203

Total operating costs and expenses	1,031	1,081	50,989

Financial expenses (income), net	1,080	1	3,390
Other income	-	-	(132)

Operating loss	2,111	1,082	54,247

Taxes on income	-	-	107

Loss from continuing operations	2,111	1,082	54,354

Net loss from discontinued operations	-	-	164

Net loss	2,111	1,082	54,518

Basic and diluted net loss per share from continuing operations	0.01	0.01

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	176,305,587	150,953,117

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage

Balance as of December 31, 2013	176,263,587	$8	$55,138	-	$(52,407)	$2,739

Stock-based compensation related to options and stock granted to service providers	540,000	-	110	-	-	110
Stock-based compensation related to stock and options granted to directors and employees	-	-	122	-	-	122
Net loss	-	-	-	-	(2,111)	(2,111)

Balance as of March 31, 2014	176,803,587	$8	$55,370	-	$(54,518)	$860

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(Except share data)

	Three months ended March 31,		Period from September 22, 2000 (inception date) through March 31,
	2014	2013	2014(*)
	Unaudited		Unaudited
Cash flows from operating activities:
Net loss	(2,111)	(1,082)	(54,518)
Less - loss for the period from discontinued operations	-	-	164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	25	33	1,280
Accrued interest on loans	-	-	451
Amortization of discount on short-term loans	-	-	1,864
Change in fair value of options and warrants		-	(795)
Expenses related to shares and options granted to service providers	110	128	22,018
Amortization of deferred stock-based compensation related to options granted to employees	122	203	8,177
Decrease (increase) in accounts receivable and prepaid expenses	117	128	(826)
Increase (decrease) in trade payables and convertible note	98	(112)	799
Increase in other accounts payable and accrued expenses	177	32	1,787
Revaluation of warrants	1,071	-	897
Erosion of restricted cash	-	-	(6)
Net cash used in continuing operating activities	(391)	(670)	(18,708)
Net cash used in discontinued operating activities	-	-	(23)
Total net cash used in operating activities	(391)	(670)	(18,731)

Cash flows from investing activities:
Purchase of property and equipment	(94)	(20)	(1,425)
Restricted cash	-	-	6
Changes in short-term deposit	-	997	-
Investment in lease deposit	9	(6)	(13)
Net cash (used in) provided by continuing investing activities	(85)	971	(1,432)
Net cash used in discontinued investing activities	-	-	(16)
Total net cash (used in) provided by investing activities	(85)	971	(1,448)

Cash flows from financing activities:
Proceeds from issuance of Common stock, net	-	250	20,918
Proceeds from loans, notes and issuance of warrants, net	-	-	2,061
Proceeds from exercise of warrants and options	-	-	785
Repayment of short-term loans	-	-	(601)
Net cash provided by continuing financing activities	-	250	23,163
Net cash provided by discontinued financing activities	-	-	43
Total net cash provided by financing activities	-	250	23,206
Increase (decrease) in cash and cash equivalents	(476)	551	3,027
Cash and cash equivalents at the beginning of the period	3,503	1,317	-
Cash and cash equivalents at end of the period	3,027	1,868	3,027

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 1 -	GENERAL

A.	Brainstorm Cell Therapeutics Inc. (formerly: Golden Hand Resources Inc. - the "Company") was incorporated in the State of Washington on September 22, 2000.

B.	On May 21, 2004, the former major stockholders of the Company entered into a purchase agreement with a group of private investors, who purchased from the former major stockholders 6,880,000 shares of the then issued and outstanding 10,238,000 shares of the Company’s Common Stock, $0.00005 par value (the “Common Stock”).

C.	On July 8, 2004, the Company entered into a licensing agreement with Ramot of Tel Aviv University Ltd. ("Ramot"), to acquire certain stem cell technology (see Note 4). Subsequent to this agreement, the Company decided to focus on the development of novel cell therapies for neurodegenerative diseases based on the acquired technology and research to be conducted and funded by the Company.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 1 - GENERAL (Cont.):

J.	In February 2011, the U.S. Food and Drug Administration (“FDA”) granted orphan drug designation to the Company’s NurOwn autologous adult stem cell product for the treatment of ALS.

K.	On February 19, 2013, Brainstorm Ltd established a wholly-owned subsidiary, Brainstorm Cell Therapeutics UK Ltd. (“Brainstorm UK”). Brainstorm UK will act on behalf of the parent Company in the EU.

L.	On February 21, 2013, Brainstorm UK filed a request for Orphan Medicinal Product Designation by the European Medicine Agency (EMA) for its Autologous Bone Marrow derived Mesenchyme Stromal cells Secreting Neurotropic factors (MSC-NTF, NurOwn).

M.	Effective April 3, 2013, BCT entered into an agreement with Dana-Farber Cancer Institute (“Dana-Farber”) to provide cGMP-compliant clean room facilities for production of the Company’s NurOwn™ stem cell candidate during its upcoming Phase II ALS trial in the United States. The Company’s Phase II trial, will be conducted at Massachusetts General Hospital (“MGH”), the University of Massachusetts (“UMass”) Hospital and the Mayo Clinic. The Connell and O'Reilly Cell Manipulation Core Facility at Dana-Farber will produce NurOwn for the MGH and UMass Hospital clinical sites.

N.	On April 18, 2013, the stockholders of the Company authorized the Board of Directors of the Company, in its discretion, should it deem it to be appropriate and in the best interests of the Company and its stockholders, to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding shares of common stock by a ratio of between 1-for-10 and 1-for-20, inclusive, without further approval or authorization of the Company’s stockholders. A reverse stock split of the Company’s shares wasn’t performed and this authorization expired April 18, 2014.

O.	On July 17, 2013, the European Commission granted Orphan Drug Designation to the Company’s NurOwn autologous adult stem cell product for the treatment of ALS.

P.	On September 27, 2013, the Company announced that it recently completed treatment of the 12 patients in its ALS Phase IIa dose-escalating clinical trial with the Company’s NurOwn™ technology. The Company was informed that one patient in the study expired due to a medical condition unrelated to the Clinical Trial.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 1 - GENERAL (Cont.):

R.	On February 11, 2014, a Notice of Allowance was issued from the U.S. Patent Office for the same patent application as above, U.S. serial number 11/727,583.

S.	On March 4, 2014, a Notice of Allowance was issued from the U.S. Patent Office for the same patent application as above, U.S. serial number 12/994,761.

T.	On March 14, 2013, the Company signed a definitive agreement with the Mayo Clinic in Rochester, Minnesota to conduct its Phase II clinical trial of NurOwn™ in amyotrophic lateral sclerosis (ALS), pending FDA approval. In addition, Mayo's Human Cell Therapy Laboratory will manufacture the NurOwn cells for their clinical trial participants.

U.	On March 24, 2014, BCT signed a definitive agreement with the Massachusetts General Hospital (MGH) in Boston, MA to conduct a Phase II clinical trial of NurOwn™ in amyotrophic lateral sclerosis (ALS), pending FDA approval.

V.	On April 28, 2014 the Company announced that the US Food and Drug Administration (FDA) has approved commencement of its Phase II clinical trial with NurOwn™ in patients with Amyotrophic Lateral Sclerosis (ALS). The trial will be launched initially at the Massachusetts General Hospital (MGH) in Boston, MA and the University of Massachusetts Memorial (UMass) Hospital in Worcester, MA following Institutional Review Board (IRB) approvals. Dana-Farber Cancer Institute's Connell O'Reilly Cell Manipulation Core Facility will manufacture the NurOwn™ cells for these two clinical sites. The trial will also be conducted at the Mayo Clinic in Rochester, Minnesota. (See Note 7E).

GOING CONCERN:

As reflected in the accompanying financial statements, the Company’s operations for the three months ended March 31, 2014, resulted in a net loss of $2,111. The Company’s balance sheet reflects an accumulated deficit of $54,518. These conditions, together with the fact that the Company is a development stage Company and has no revenues nor are revenues expected in the near future, raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital.

In 2009, the Company decided to focus only on the effort to commence clinical trials for ALS and such trials did commence in 2011.

In July 2012, the Company raised $5.7 million, gross, in a public offering (See Note 6B 1 (i)). In August 2013, the Company raised $4 million, gross, in a public offering (See Note 6B 1 (l)). However, there can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2013 are applied consistently in these financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 3 -	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its wholly-owned subsidiary as of March 31, 2014 and for the three months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

The Company is to pay Ramot royalties on Net Sales on a Licensed Product by Licensed Product and jurisdiction by jurisdiction basis as follow:

a)	So long as the making, producing, manufacturing, using, marketing, selling, importing or exporting of such Licensed Product is covered by a Valid Claim or is covered by Orphan Drug Status in such jurisdiction – 5% of all Net Sales.

b)	In the event the making, producing, manufacturing, using, marketing, selling, importing or exporting of such Licensed Product is not covered by a Valid Claim and not covered by Orphan Drug status in such jurisdiction – 3% of all Net Sales until the expiration of 15 years from the date of the First Commercial Sale of such Licensed Product in such jurisdiction.

NOTE 5 -	CONSULTING AGREEMENTS

A.	On July 8, 2004, the Company entered into two consulting agreements with Prof. Eldad Melamed and Dr. Daniel Offen (together, the "Consultants"), under which the Consultants provide the Company scientific and medical consulting services in consideration for a monthly payment of $6 each. In addition, the Company granted each of the Consultants, a fully vested warrant to purchase 1,097,215 shares of Common Stock at an exercise price of $0.01 per share. The warrants issued pursuant to the agreement were issued to the Consultants effective as of November 4, 2004. Each of the warrants is exercisable for a seven-year period beginning on November 4, 2005. As of September 2010, all the above warrants had been exercised. In June 2012 an amendment was signed with Dr. Daniel Offen, according to which the company pays Daniel Offen a monthly payment of $6, out of which $3 in cash and $3 by grant of Company stock.

B.	On December 16, 2010, the Company approved grants of an aggregate 1,100,000 shares of Common Stock to the two Consultants, for services rendered through December 31, 2010. Related compensation in the amount of $220 was recorded as research and development expense. A sum of $487 was cancelled concurrently with the issuance of the 1,100,000 shares of Common Stock of the Company.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 5 -	CONSULTING AGREEMENTS (Cont.):

C.	On June 27, 2011, the Company approved an additional grant of 400,000 shares of Common Stock to Prof. Daniel Offen, for services rendered through December 31, 2009. Related compensation in the amount of $192 was recorded as research and development expense.

D.	On August 1, 2012, the Company approved additional grants of an aggregate 623,077 shares of Common Stock to the Consultants, for services rendered from January 1, 2011 through June 30, 2012. Related compensation in the amount of $162 was recorded as research and development expense.

E.	On January 16, 2013, the Company granted the Consultants an aggregate of 216,000 shares of Common Stock for their services from January 1, 2012 through December 31, 2012. Related compensation in the amount of $54 was recorded as research and development expense.

F.	On November 13, 2013, the Company approved grants of an aggregate 450,000 shares of Common Stock to the Consultants, for services rendered during January 1, 2013 through September 30, 2013 (the “2013 Shares”).

G.	On March 24, 2014, the Company approved grants of an aggregate 90,000 shares of Common Stock to the Consultants for services rendered in 2014, and issued such shares together with the 2013 Shares.

NOTE 6 -	STOCK CAPITAL

A.	The rights of Common Stock are as follows:

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

(e)	In January 2010, the Company issued 1,250,000 units to a private investor for total proceeds of $250. Each unit consisted of one share of Common Stock and a two-year warrant to purchase one share of Common Stock at $0.50 per share. All warrants are no longer valid.

(f)	In February 2010, the Company issued 6,000,000 shares of Common Stock to three investors (2,000,000 to each investor) and warrants to purchase an aggregate of 3,000,000 shares of Common Stock (1,000,000 to each investor) with an exercise price of $0.50 for aggregate proceeds of $1,500 ($500 each).

(g)	In February 2011, the Company issued 833,333 shares of Common Stock, at a price of $0.30 per share, and a warrant to purchase 641,026 shares of Common Stock at an exercise price of $0.39 per share exercisable for one year for total proceeds of $250. The warrants are no longer valid.

(h)	On February 23, 2011, the Company entered into an investment agreement, pursuant to which the Company agreed to sell up to 12,815,000 shares of Common Stock, for an aggregate subscription price of up to $3.6 million and warrants to purchase up to 19,222,500 shares of Common Stock as follows: warrant to purchase 12,815,000 shares of Common Stock at $0.5 per share for two years, and warrants to purchase 6,407,500 shares of Common Stock at $0.28 per share for one year, out of which 946,834 were exercised, and 5,460,666 were cancelled.

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

(j)	On February 4, 2013, the Company issued 126,111 shares of Common Stock to an investor, according to a settlement agreement, for the correction of the conversion rate of a $200 convertible loan. The convertible loan was issued in 2006 and converted in 2010.

(k)	On February 7, 2013, the Company issued 833,334 units to a private investor for total proceeds of $250. Each unit consisted of one share of Common Stock and a warrant to purchase one share of Common Stock at $0.50 per share exercisable for 32 months.

(l)	On August 16, 2013, the Company raised $4 million (gross) through a registered public offering (“2013 Public Offering”) of its common stock. The Company issued a total of 23,529,411 common stock of $0.00005 par value, ($0.17 per share) and 17,647,058 warrants to purchase 0.75 shares of Common Stock for every share purchased in the Public Offering, at an exercise price of $0.25 per share. The Warrants are exercisable until the 36 month anniversary of the date of issuance. The Warrants also include, subject to certain exceptions, full ratchet anti-dilution protection in the event of the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-current exercise price of the Warrants, which would result in an adjustment to the exercise price of the Warrants. In the event of a sale of the Company, each holder of Warrants has the right, exercisable at its option, to require the Company to purchase such holder’s Warrants at a price determined using a Black-Scholes option pricing model as described in the Warrants. After deducting closing costs and fees, the Company received net proceeds of approximately $3.3 million.

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

As of March 31, 2014, the fair value of such warrants was presented as a liability at its fair value $1,726 as of such date.

After the balance sheet date, on April 25, 2014, the Company entered into agreements with holders of warrants originally issued in the Company’s August 16, 2013 public offering (the “2013 Warrants”) to exchange outstanding 2013 Warrants entitling the holders to purchase an aggregate of 11,662,059 shares of Company common stock, $0.00005 par value for an aggregate of 5,831,031 unregistered shares of Common Stock. After the exchange, the 2013 Warrants were cancelled and of no further force and effect. (See Note 7D).

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

Each option granted under the plans is exercisable until the earlier of ten years from the date of grant of the option or the expiration dates of the respective option plans. The 2004 and 2005 options plans will expire on November 25, 2014 and March 28, 2015, respectively. Brainstorm plans to adopt new plans at the upcoming stockholders meeting. The exercise price of the options granted under the plans may not be less than the nominal value of the shares into which such options are exercised. The options vest primarily over three years. Any options that are canceled or forfeited before expiration become available for future grants.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

2.	Share-based compensation to employees and to directors: (Cont.):

(a)	Options to employees and directors: (Cont.):

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

On April 13, 2010, the Company, Abraham Israeli and Hadasit Medical Research Services and Development Ltd. (“Hadasit”) entered into an Agreement (as amended, the “Hadasit Agreement”) pursuant to which Prof. Israeli agreed, during the term of the Hadasit Agreement, to serve as (i) the Company’s Clinical Trials Advisor and (ii) a member of the Company’s Board of Directors.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

2.	Share-based compensation to employees and to directors: (Cont.):

(a)	Options to employees and directors: (Cont.):

In consideration of the services to be provided by Prof. Israeli to the Company under the Hadasit Agreement, the Company agreed to grant equity annually during the term of the Hadasit Agreement for the purchase of its Common Stock, as follows:

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

In addition, the Company granted Hadasit, in each of April 2010, June 2011, April 2012, and April 2013, a warrant to purchase 33,334 shares of Common Stock at an exercise price equal to $0.00005 per share. The aggregated compensation related to the options recorded as of December 31, 2012 is $24 was classified as general and administrative expense.

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

Accordingly, on April 13, 2014, the Company granted to Hadasit an option to purchase 60,000 shares of Common Stock at an exercise price of $0.00005 per share. (See Note 7A)

In addition, on April 13, 2014, the Company granted to Prof. Israeli options to purchase up to an aggregate of 300,000 shares of Common Stock at an exercise price equal to $0.00005 per share. (See Note 7B)

On April 25, 2014 the Hadasit Agreement was terminated pursuant to notice given by Hadasit and Prof. Israeli, in connection with Prof. Israeli’s resignation from the Company. The Hadasit Agreement provided terms for Prof. Israeli’s service as the Company’s Clinical Trials Advisor and a member of the Company’s Board of Directors, both of which ceased on April 25, 2014.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

2.	Share-based compensation to employees and to directors: (Cont.):

(a)	Options to employees and directors: (Cont.):

As a result of the termination of the Hadasit Agreement Prof. Israeli and Hadasit will no longer receive annual grants to purchase shares of Common Stock, and any outstanding and unvested grants made pursuant to the Hadasit Agreement will cease to vest, and the grants shall be valid until and may be exercised only on or before October 25, 2014. (See Note 7C).

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

2.	Share-based compensation to employees and to directors: (Cont.):

(a)	Options to employees and directors: (Cont.):

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

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the three months ended March 31, 2014
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	6,185,831	0.1705
Granted	-	-
Exercised	-	-
Cancelled	-	-

Outstanding at end of period	6,185,831	0.1705	677,348

Vested and expected-to-vest at end of period	5,193,609	0.1694	574,413

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on March 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2014.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

2.	Share-based compensation to employees and to directors: (Cont.):

(b)	Restricted shares to directors:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

C.	Issuance of shares, warrants and options: (Cont.):

2.	Share-based compensation to employees and to directors: (Cont.):

(a)	Restricted shares to directors: (Cont.):

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

3.	Shares and warrants to service providers: (Cont.):

(a)	Warrants to investors and service providers and investors: (Cont.):

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through

November-December 2004	14,600,845	14,396,010	204,835	-	0.00005 - 0.01	-	-
February-December 2005	3,058,471	173,000	2,548,308	337,163	0.15 - 2.5	337,163	Jun - Dec 2015
February-December 2006	1,686,355	727,696	478,659	480,000	0.005 – 1.5	480,000	Feb - May 2016
March 2007	14,803,300		1,003,300	13,800,000	0.15 - 0.47	13,800,000	May 2015 – Oct 2017
April 2008	9,175,000			9,175,000	0.15 - 0.29	9,175,000	May 2015 – Sep 2018
Apr-Oct 2009	4,937,500	100,000		4,837,500	0.067 – 0.29	4,837,500	May 2015 – Oct 2019
January 2010	1,250,000		1,250,000	-	0.5	-	-
February 2010	125,000	125,000		-	0.01	-	-
February 2010	3,000,000		3,000,000	-	0.5	-	-
February 2010	1,500,000			1,500,000	0.001	1,000,000	Feb 2020
April 2010	33,334			33,334	0.00005	33,334	Apr 2020
January 2011	4,537,500			4,537,500	0.29	4,537,500	May 2015
February 2011	641,026		641,026	-	0.39	-	-
February 2011	6,407,500	946,834	5,460,666	-	0.28	-	-
February 2011	12,815,000		12,815,000	-	0.5	-	-
April 2011	33,334			33,334	0.00005	33,334	Apr 2021
April 2012	33,334			33,334	0.00005	33,334	Apr 2022
July 2012	493,966			493,966	0.348	493,966	Jul 2014
July 2012	232,758			232,758	0.29	232,758	Jan 2015
July 2012	14,864,228			14,864,228	0.29	14,864,228	Jan 2015
Feb 2013	833,334			833,334	0.5	833,334	Oct 2015
April 2013	33,334			33,334	0.00005	30,556	April 2023
August 2013	17,647,058			17,647,058	0.25	17,647,058	August 2016
	112,742,177	16,468,540	27,401,794	68,871,843		68,369,065

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

3.	Shares and warrants to service providers: (Cont.):

(b)	Shares:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

3.	Shares and warrants to service providers: (Cont.):

(b)	Shares: (Cont.):

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

On October 29, 2007, the Company issued to a Scientific Advisory Board member 80,000 shares of Common Stock for scientific services. Compensation of $67 was recorded as research and development expense.

On May 20, 2008, the Company issued to its finance advisor 90,000 shares Common Stock. The shares are for $35 payable to the finance advisor for introduction fee of past convertible loans. Related compensation in the amount of $36 is recorded as finance expenses.

On April 5, 2009, the Company issued to its Chief Technology Advisor 1,800,000 shares of Common Stock. The shares are for $180 payable to the advisor. Related compensation in the amount of $144 was recorded as research and development expense.

On October 1, 2009, the Company issued to its service provider 150,000 shares of Common Stock. The shares are for financial and investor relation services done by the provider. Related compensation in the amount of $51 is recorded as general and administrative expense.

On October 2, 2009, the Company issued to its service provider 1,250,000 shares of Common Stock. The shares are for investor and public relation services.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

3.	Shares and warrants to service providers: (Cont.):

(b)	Shares: (Cont.):

Related compensation in the amount of $400 was recorded as general and administrative expense.

On December 30, 2009, the Company issued to Ramot 1,120,000 shares of Common Stock (See Note 4).

On December 13, 2009, the Company issued a $135 Convertible Promissory Note to it legal advisor for $217 in legal fees accrued through October 31, 2009. Interest on the note accrued at the rate of 4%.

On January 5, 2010, the Company issued to its public relations advisor 50,000 shares of Common Stock for six months service. The issuance of the shares is part of the agreement with the public relations advisor that entitles it to a monthly grant of 8,333 shares of Common Stock. Related compensation in the amount of $12 was recorded as general and administrative expense.

On January 6, 2010, the Company issued to its service provider 60,000 shares of Common Stock. The shares are for $15 payable to the service provider for insurance and risk management consulting and agency services for three years. Related compensation in the amount of $16 was recorded as general and administrative expense.

On February 19, 2010, the Company's legal advisor converted the entire accrued principal and interest amount outstanding under the note into 402,385 shares of Common Stock.

On April 6, 2010, Prof. Melamed fully exercised his warrant to purchase 1,097,215 shares of Common Stock. The warrant was issued to him pursuant to the agreement with the Consultants effective as of November 4, 2004 (See Note 5a).

In May 2010, based on a board resolution dated June 29, 2009, the Company issued to one of its public relations advisors 100,000 restricted shares of Common Stock. The shares will vest in three annual and equal portions commencing with the grant date.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

3.	Shares and warrants to service providers: (Cont.):

(b)	Shares: (Cont.):

On December 16, 2010, the Company granted to its service provider 200,000 shares of Common Stock. The shares are for investor and public relations services. Related compensation in the amount of $40 was recorded as general and administrative expense.

On December 16, 2010, the Company granted to its two consultants 1,100,000 shares of Common Stock (See Note 5B).

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

On June 27, 2011, the Company granted to its consultant 400,000 shares of Common Stock, for services rendered through December 31, 2009.

Related compensation in the amount of $192 was recorded as research and development expense.

On June 27, 2011, the Company granted to a service provider 10,870 shares of Common Stock. Related compensation in the amount of $5 was recorded as general and administrative expense.

On December 31, 2011, the Company issued to Hadasit warrants to purchase up to 1,500,000 restricted shares of Common Stock at an exercise price of $0.001 per share, exercisable for a period of 5 years.  The warrants shall vest over the course of the trials as follows: 500,000 upon enrollment of 1/3 of the patients; an additional 500,000 upon enrollment of all the patients and the final 500,000 upon completion of the study.

On August 1, 2012, the Company approved an additional grant of 623,077 shares of Common Stock to the Consultants, for services rendered from January 1, 2011 through June 30, 2012. Related compensation in the amount of $162 was recorded as research and development expense.

On January 16, 2013, the Company granted an aggregate of 216,000 shares of Common Stock of the Company to two consultants, for services rendered through December 31, 2012. Related compensation expense in the amount of $54 was recorded as research and development expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

3.	Shares and warrants to service providers: (Cont.):

(b)	Shares: (Cont.):

On February 4, 2013, the Company issued 126,111 shares of Common Stock to an investor, according to a settlement agreement, for the correction of the conversion rate of a $200 convertible loan. The convertible loan was issued in 2006 and converted in 2010.

On March 11, 2013, the Company granted to its legal advisor 193,696 shares of Common Stock for 2013 legal services. As of December 31, 2013, related compensation expense in the amount of $22 was recorded as general and administrative expense.

On November 13, 2013, the Company approved a grant of 450,000 shares of Common Stock to the Consultants, for services rendered during January 1, 2013 through September 30, 2013 (the “2013 Shares”). On March 24, 2014, the Company approved grants of an aggregate of 90,000 shares of Common Stock to the Consultants for services rendered in 2014, and issued such shares together with the 2013 Shares.

On March 11, 2013, the Company granted to two of its service providers an aggregate of 400,000 shares of Common Stock. The shares are public relations services. As of December 31, 2013, related compensation expense in the amount of $92 was recorded as general and administrative expense.

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers, was comprised, at each period, as follows:

	Three months ended March 31,		Period from September 22, 2000 (inception date) through March 31,
	2014	2013	2014
	U.S. $ in thousands
Research and development	128	75	17,999
General and administrative	104	226	11,529
Financial expenses, net	-	-	248
Total stock-based compensation expense	232	301	29,776

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 7 - SUBSEQUENT EVENTS

A.	On April 13, 2014, pursuant to the Hadasit Agreement, and pursuant to the December 2013 letter from the Company to Prof. Israeli, the Company issued to Hadasit a warrant to purchase 60,000 shares of its Common Stock at an exercise price of $0.00005 per share.

B.	In addition, on April 13, 2014, pursuant to the Hadasit Agreement, and pursuant to the December 2013 letter from the Company to Prof. Israeli, the Company issued to Prof. Israeli, a warrant to purchase 300,000 shares of its Common Stock at an exercise price of $0.00005 per share.

C.	On April 25, 2014 the Agreement by and among the Company, Prof. Abraham Israeli and Hadasit Medical Research Services and Development Ltd. (“Hadasit”), dated April 13, 2010 and amended December 31, 2011 (as amended, the “Agreement”) was terminated pursuant to notice given by Hadasit and Prof. Israeli, in connection with Prof. Israeli’s resignation from the Company. The Agreement provided terms for Prof. Israeli’s service as the Company’s Clinical Trials Advisor and a member of the Company’s Board of Directors, both of which ceased on April 25, 2014. As a result of the termination of the Agreement Prof. Israeli and Hadasit will no longer receive annual grants to purchase shares of Common Stock, and any outstanding and unvested grants made pursuant to the Agreement will cease to vest, and the grants shall be valid until and may be exercised only on or before October 25, 2014.

D.	On April 25, 2014, the Company entered into agreements with holders of warrants originally issued in the Company’s August 16, 2013 public offering (the “2013 Warrants”) to exchange outstanding 2013 Warrants entitling the holders to purchase an aggregate of 11,662,059 shares of Company common stock, $0.00005 par value for an aggregate of 5,831,031 unregistered shares of Common Stock. After the exchange, the 2013 Warrants were cancelled and of no further force and effect.

E.	On April 28, 2014, the Company announced that the US Food and Drug Administration (FDA) has approved commencement of its Phase II clinical trial with NurOwn™ in patients with Amyotrophic Lateral Sclerosis (ALS). The trial will be launched initially at the Massachusetts General Hospital (MGH) in Boston, MA and the University of Massachusetts Memorial (UMass) Hospital in Worcester, MA following Institutional Review Board (IRB) approvals. Dana-Farber Cancer Institute's Connell O'Reilly Cell Manipulation Core Facility will manufacture the NurOwn™ cells for these two clinical sites. The trial will also be conducted at the Mayo Clinic in Rochester, Minnesota.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. and its potential future business operations and performance. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” Some of these are described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2013. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

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

Our approach is considered safe based on our use of autologous cells, which are free of the risk of rejection, and MSC are known to be safe with no risk of tumor formation. Our use of adult stem cells is also free of the controversy associated with the use of embryonic stem cells in some countries.

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

In January 2013, the Israeli MoH approved a Phase IIa combined (intramuscular and intrathecal) treatment, dose-escalating trial, which we are currently conducting at HUMC. According to the protocol for this safety and preliminary efficacy trial, 12 early-stage ALS patients received both intramuscular and intrathecal injections of NurOwn cells in three cohorts with increasing doses between February and August 2013. The patients were followed for six months after transplantation. Due to medical and technical considerations, two additional patients were enrolled in the trial in late 2013, in order to preserve the originally planned protocol design. These two patients will be treated by the end of the first quarter of 2014. The complete and final statistical analysis of the Phase IIa data is expected to be available after 6 months of follow up with the patients.

In January 2013, we successfully completed a 12-week repeat dose toxicity study with our NurOwn cells in mice. These repeat doses were prepared from frozen cells, using a proprietary method recently developed by the Company. We believe that our cryopreservation, or freezing, method will enable long-term storage, and production of repeat patient doses of NurOwn without the need for additional bone marrow aspirations. We believe that the positive data from the toxicity study in mice will support our efforts to obtain approval for a future repeat dose clinical study in ALS patients. The study was conducted at Harlan Israel’s laboratories, according to Good Laboratory Practice (“GLP”) standards of the FDA. The study protocol was approved by Israel’s National Council for Animal Experimentation.

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

On March 14, 2013, we entered into a Memorandum of Understanding with the Mayo Clinic ("Mayo") in Rochester, Minnesota, to participate as an additional clinical site in the multi-center Phase II ALS clinical trial in the USA. The team there will be led by Professor Anthony J. Windebank, Head of the Regenerative Neurobiology Laboratory in the Department of Neurology. In January 2014 we announced that we had entered into a definitive agreement with Mayo to conduct the trial and manufacture NurOwn cells in their cell processing cleanroom facility.

Effective April 3, 2013, our Israeli Subsidiary entered into a manufacturing agreement with Dana-Farber Cancer Institute (“Dana-Farber”) under which Dana-Farber’s Connell and O’Reilly Cell Manipulation Core Facility will produce NurOwn in its cGMP-compliant clean rooms for the MGH and UMass clinical sites during our upcoming Phase II ALS clinical trial in the United States.

In June 2013, we entered into a Memorandum of Understanding (“MOU”) with PRC Clinical, a Contract Research Organization (“CRO”) based in the San Francisco Bay Area, in anticipation of our planned Phase II multi-center ALS clinical trial in the United States.

On July 17, 2013, we received Orphan Medicinal Product Designation for our NurOwn for the treatment of ALS from the European Commission.

On August 1, 2013 we announced that we submitted a favorable safety report to the hospital Helsinki Committee (IRB) for the second group of (four) patients in our ongoing Phase IIa ALS clinical trial at the Hadassah Medical Center in Jerusalem, Israel. We announced that the treatment was well tolerated and no serious adverse events were observed. Except for one SAE (Serious Adverse Event, death due to cardiopulmonary arrest) that was reported as non-treatment related.

In September 2013, we completed treatment of the 12 patients in our ALS Phase IIa NurOwn dose-escalating clinical trial. We have been informed that one patient in the study expired due to a medical condition unrelated to the Clinical Trial.

In October 2013, we launched our activities in the US in preparation for our Phase IIa multi-center clinical trial, with the initiation of the NurOwn™ technology transfer process at the Dana Farber Cancer Institute (DFCI). This process was completed on March 31, 2014.

On December 10, 2013, Prof. Karussis presented some of his preliminary findings from our ALS Phase IIa NurOwn dose-escalating clinical trial at the 24th International Symposium on ALS/MND the previous week in Milan, Italy. According to Prof. Karussis, the safety data are "impressively positive," with only minimal and transient (procedure related) adverse events, even though the patients in this study were injected both intrathecally and intramuscularly with up to double the dose of NurOwn cells given in the Phase I trial. In addition, a number of patients showed some initial indications of clinical improvement.

In December 2013 the Company submitted an Investigational New Drug (“IND”) application to the FDA.

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

On February 11, 2014, a Notice of Allowance was issued from the U.S. Patent Office for the same patent application as above, U.S. serial number 11/727,583.

On March 24, 2014, the Company’s wholly owned subsidiary BrainStorm Cell Therapeutics Ltd. entered into a clinical trial agreement with The General Hospital Corporation d/b/a Massachusetts General Hospital (MGH), to conduct a Phase II clinical trial of the Company’s NurOwn™ in amyotrophic lateral sclerosis (ALS), pending FDA and Institutional Review Board approvals.

In March 2014, the U.S. Patent and Trademark Office granted the Company a key patent for its autologous stem cell technology.  The patent covers the Company's stem cells induced to secrete elevated levels of neurotrophic factors for the treatment of neurodegenerative diseases.

On April 10, 2014 the U.S. Patent and Trademark Office granted the Company an additional patent for its autologous stem cell technology. The patent covers the production method of the Company's proprietary stem cells induced to secrete significantly elevated levels of neurotrophic factors for the treatment of neurodegenerative diseases.

On April 28, 2014 the US Food and Drug Administration (FDA) approved commencement of its Phase II clinical trial with NurOwn™ in patients with Amyotrophic Lateral Sclerosis (ALS). The trial will be launched initially at the Massachusetts General Hospital (MGH) in Boston, MA and the University of Massachusetts Memorial (UMass) Hospital in Worcester, MA, following Institutional Review Board (IRB) approvals.

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

Autologous (“Self-transplantation”)

The NurOwn approach is autologous, or self-transplanted, using the patient’s own stem cells. In autologous transplantation there is no risk of rejection and no need for treatment with immunosuppressive agents, which can cause severe and/or long-term side effects. In addition, the use of adult stem cells is free of controversy associated with the use of embryonic stem cells in some countries.

Transplantation site and method

Clinical Indication I: ALS (current) – Based on the approval of the Israeli MoH, we are currently conducting a Phase IIa dose-escalating trial to evaluate safety and preliminary efficacy of NurOwn in ALS patients. Following approval of our IND application by FDA, we are planning to launch a Phase II clinical trial in the USA in the second quarter of 2014 beginning at the Massachusetts medical centers. We intend to conduct further Phase II/III repeat dose clinical trials of NurOwn.

Clinical Indication II: MS (future) – Based on positive proof-of-concept results obtained at Tel Aviv University with MSC-NTF cells for MS, we are currently conducting a pre-clinical study for this disease at HUMC's SPF-grade animal laboratory in Jerusalem. The study was approved by the Institutional Animal Care and Use Committee (IACUC) of the Hebrew University.

Principal Executive Officer

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

Results of Operations

The Company has been a development stage company since its inception. For the period from inception (September 22, 2000) until March 31, 2014, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2017. In addition, the Company has incurred operating costs and other expenses of approximately $1,031,000 during the three months ended March 31, 2014, and approximately $50,989,000 for the period from inception (September 22, 2000) until March 31, 2014. Operating expenses incurred since inception were approximately $21,203,000 for general and administrative expenses and $29,786,000 for research and development costs.

Research and Development, net:

Research and development expenses, net for the three months ended March 31, 2014 and 2013 were $680,000 and $522,000, respectively. In addition, the Company’s grant from The Office of the Chief Scientist increased by $6,000 to $286,000 for the three months ended March 31, 2014 from $280,000 for the three months ended March 31, 2013.

The increase in research and development expenses for the three months ended March 31, 2014 is primarily due to an increase of $328,000, associated with the clinical trials in the US, for the three months ended March 31, 2014, compared to zero for the three months ended March 31, 2013. This increase was partially offset by a decrease of $173,000 for the clinical trials in Israel.

General and Administrative:

General and administrative expenses for the three months ended March 31, 2014 and 2013 were $351,000 and $559,000, respectively. The decrease in general and administrative expenses for the three month period ended March 31, 2014 from the three month period ended March 31, 2013 is primarily due to: (i) a decrease of $122,000 in stock-based compensation expenses, from $226,000 in the three months ended March 31, 2013 to $104,000 in the three months ended March 31, 2014; (ii) a decrease of $38,000 in payroll costs from $130,000 in the three months ended March 31, 2013 to $92,000 in the three months ended March 31, 2014, and (iii) a decrease of $68,000 for IR PR costs, travel and other costs, from $97,000 in the three months ended March 31, 2013 to $29,000 in the three months ended March 31, 2014. This decrease was partially offset by an increase of $20,000 for rent and consulting fees.

Financial Expenses:

Financial expense for the three months ended March 31, 2014 was $1,080,000, compared to a financial expense of $1,000 for the three months ended March 31, 2013.

The financial expense for the three months ended March 31, 2014 is mainly due to a financial expense of $1,071,000 that is due to revaluation of warrants issued to investors in August 2013 public offering ("2013 Warrants"). The 2013 Warrants contain anti-dilution provisions. Under generally accepted accounting principles, the anti-dilution provisions require the 2013 Warrants to be valued and classified as a warrant liability on the balance sheet, resulting in a reduction of stockholders’ equity. This warrant liability will be revaluated every quarter report. On April 25, 2014 the Company exchanged part of the 2013 Warrants, entitling the holders to purchase 11,662,059 shares of Common Stock, $0.00005 par value for 5,831,031 unregistered shares of Common Stock. The exchange was done facilitate the Company’s plans to uplist its stock to a national securities exchange such as NASDAQ. No such revaluation expense was recorded in the three months ended March 31, 2013. On March 24, 2014 ACCBT Corp. and ACC International Holdings Ltd. agreed to irrevocably waive all anti-dilution rights contained in all issued and outstanding warrants to purchase Company common stock held by ACCBT Corp. or ACC International Holdings Ltd.

The financial expense for the three months ended March 31, 2014 in the amount of $9,000 is due to conversion exchange rates and bank charges that were offset by an interest receivable from a bank deposit, compared to $1,000 for the three months ended March 31, 2013.

Net Loss:

Net loss for the three months ended on March 31, 2014 was $2,111,000, as compared to a net loss of $1,082,000 for the three months ended March 31, 2013. Net loss per share for the three months ended March 31, 2014 and 2013 was $0.01.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended March 31, 2014 was 176,305,587, compared to 150,953,117 for the three months ended March 31, 2013.

The increase in the weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended March 31, 2014 was due to (i) the issuance of shares of Common Stock in a public offering in August 2013, as described in more detail below, (ii) the exercise of options, and (iii) the issuance of shares to service providers and private investors.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants and the issuance of convertible promissory notes. At March 31, 2014, the Company had $3,853,000 in total current assets and $1,607,000 in total current liabilities.

Net cash used in operating activities was $391,000 for the three months ended March 31, 2014. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash used in investing activities was $85,000 for the three months ended March 31, 2014.

There is no Net cash provided by financing activities for the three months ended March 31, 2014.

On August 16, 2013, the Company raised approximately $4.0 million through a public offering (the “2013 Public Offering”) of its Common Stock. The Company issued a total of 23,529,411 units at a public offering price of $0.17 per unit, with each unit consisting of one share of Common Stock, and 0.75 of a warrant to purchase one share of our Common Stock at an exercise price of $0.25 per whole share of Common Stock. The warrants are exercisable until the three year anniversary of the date of issuance. After deducting closing costs and fees, the Company received net proceeds of approximately $3.3 million.

The Company’s other material cash needs for the next 12 months will include payments of (i) costs of the clinical trials in the US and Israel; (ii) employee salaries; (iii) patents; (iv) construction fees for facilities to be used in the Company’s research and development and (v) fees to Company consultants and legal advisors.

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

There were no significant changes to our critical accounting policies during the quarter ended March 31, 2014. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Subsequent Events

Warrant Exchange

On April 25, 2014 the Company entered into agreements with holders of warrants originally issued in the Company’s August 16, 2013 public offering (the “2013 Warrants”) to exchange outstanding 2013 Warrants entitling the holder to purchase an aggregate of 11,662,059 shares of Common Stock for an aggregate of 5,831,031 unregistered shares of Common Stock. Each share of Common Stock issuable pursuant to the 2013 Warrants (the “Warrant Shares”) was exchanged for shares of unregistered Common Stock equal to one-half (0.5) of the number of Warrant Shares (the “Exchange Shares”), provided that in the event the number of Exchange Shares resulted in a fractional number it was rounded up to the nearest whole share. The 2013 Warrants were cancelled and of no further force and effect.

The offer and sale of the Exchange Shares were made in reliance upon the exemption from registration provided for by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  No form of general solicitation or general advertising was used by the Company, or any representative of the Company, in connection with the offer or sale of the Exchange Shares. No underwriters were involved with the issuance of the Exchange Shares and no commissions were paid in connection with the exchange.  Each of the investors represented to the Company that they are an accredited investor.  This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall the Exchange Shares be offered or sold absent registration or an applicable exemption from the registration requirements under the Securities Act and any applicable state securities laws.

The Company believes that the exchange will help facilitate the Company’s plans to uplist its stock to a national securities exchange such as NASDAQ. The 2013 Warrants contain anti-dilution provisions. Under generally accepted accounting principles, the anti-dilution provisions require the 2013 Warrants to be valued and classified as a warrant liability on the balance sheet, resulting in a reduction of stockholders’ equity. NASDAQ requires as part of its initial listing standards that the Company have a minimum of $5 million of stockholders’ equity, which the exchange is anticipated to help facilitate.

Chairman of the Board

On April 22, 2014, Prof. Abraham Israeli, a director and Chairman of the Board of Directors of the Company and a consultant to the Company, informed the Company of his resignation from the Company effective April 25, 2014. Prof. Israeli had served the Company since April 13, 2010.

Effective upon Prof. Israeli’s resignation, Dr. Irit Arbel, a co-founder and member of the Board of Directors of the Company, succeeded Prof. Israeli as Chairman of the Board of Directors of the Company.

Hadasit Agreement

On April 25, 2014 the Agreement by and among the Company, Prof. Abraham Israeli and Hadasit Medical Research Services and Development Ltd. (“Hadasit”), dated April 13, 2010 and amended December 31, 2011 (as amended, the “Hadasit Agreement”) was terminated pursuant to notice given by Hadasit and Prof. Israeli, in connection with Prof. Israeli’s resignation from the Company. The Hadasit Agreement provided terms for Prof. Israeli’s service as the Company’s Clinical Trials Advisor and a member of the Company’s Board of Directors, both of which ceased on April 25, 2014. As a result of the termination of the Hadasit Agreement Prof. Israeli and Hadasit will no longer receive annual grants to purchase shares of Common Stock, and any outstanding and unvested grants made pursuant to the Hadasit Agreement will cease to vest, and the grants shall be valid until and may be exercised only on or before October 25, 2014.

On April 28, 2014, the Company announced that the US Food and Drug Administration (FDA) has approved commencement of its Phase II clinical trial with NurOwn™ in patients with Amyotrophic Lateral Sclerosis (ALS). The trial will be launched initially at the Massachusetts General Hospital (MGH) in Boston, Massachusetts and the University of Massachusetts Memorial (UMass) Hospital in Worcester, Massachusetts following Institutional Review Board (IRB) approvals.  Dana-Farber Cancer Institute's Connell O'Reilly Cell Manipulation Core Facility will manufacture the NurOwn™ cells for these two clinical sites. The trial will also be conducted at the Mayo Clinic in Rochester, Minnesota.

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

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 24, 2014, the Company issued 180,000 and 360,000 shares of Common Stock to Dani Offen and Eldad Melamed, respectively, for consulting services. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering.  No underwriters were involved with the issuance of such securities.

On April 13, 2014, pursuant to the Hadasit Agreement, the Company issued a warrant to purchase up to 33,334 shares of its Common Stock at an exercise price of $0.00005 per share, exercisable for a period of 10 years, to Hadasit Medical Research Services and Development Ltd. The issuance of these securities was effected without registration in reliance upon Regulation D promulgated under the Securities Act. No underwriters were involved with the issuance of such securities and no commissions were paid in connection with such transaction. As a result of the April 25, 2014 termination of the Hadasit Agreement, any outstanding and unvested grants made pursuant to the Agreement ceased to vest, and the grant shall be valid until and may be exercised only on or before October 25, 2014.

Item 5. Other Information.

During the quarter ended March 31, 2014, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

May 13, 2014	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits Title: President (Principal Executive Officer)

May 13, 2014	By:	/s/ Liat Sossover
Name: Liat Sossover Title: Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Form of Securities Exchange Agreement, dated as of April 25, 2014 by and between Brainstorm Cell Therapeutics Inc. and the Holder (defined therein).

10.2*	Common Stock Purchase Warrant, dated as of April 13, 2014, issued by Brainstorm Cell Therapeutics Inc. to Hadasit Medical Research Services and Development Ltd.

10.3*	Letter from Brainstorm Cell Therapeutics Inc. to Prof. Abraham Israeli dated March 20, 2014.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ‡	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

‡	Furnished herewith

