Form 10-Q
period 2014-06-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2014-08-12
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 4, 2014, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 227,355,671.

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this quarterly report on Form 10-Q, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF June 30, 2014

UNAUDITED

U.S. DOLLARS IN THOUSANDS

2

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF June 30, 2014

UNAUDITED

U.S. DOLLARS IN THOUSANDS

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	June 30,	December 31,
	2 0 1 4	2 0 1 3
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	11,328	3,503
Account receivable	831	910
Prepaid expenses	48	33
Total current assets	12,207	4,446

Long-Term Assets:
Prepaid expenses	15	22
Total long-term investments	15	22

Property and Equipment, Net	302	258

Total assets	12,524	4,726

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade payables	757	228
Accrued expenses	755	877
Other accounts payable	270	227
Total current liabilities	1,782	1,332

Long-Term Liabilities:
Warrants issued to investors	142	655
Total long-term liabilities	142	655

Total liabilities	1,924	1,987

Stockholders' Equity:
Stock capital: (Note 6)	10	8
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at June 30, 2014 and December 31, 2013; Issued and outstanding: 225,472,618 and 176,263,587 shares at June 30, 2014 and December 31, 2013 respectively.
Additional paid-in-capital	67,092	55,138
Deficit accumulated during the development stage	(56,502)	(52,407)
Total stockholders' equity	10,600	2,739

Total liabilities and stockholders' equity	12,524	4,726

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands

(Except share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2 0 1 4	2 0 1 3	2 0 1 4	2 0 13
	Unaudited		Unaudited

Operating costs and expenses:

Research and development, net	1,557	$1,264	$877	$742
General and administrative	768	1,302	417	743

Total operating costs and expenses	2,325	2,566	1,294	1,485

Financial expenses , net	1,770	16	690	15
Other income	-	-	-	-

Operating loss	4,095	2,582	1,984	1,500

Taxes on income	-	18	-	18

Net loss	$4,095	$2,600	$1,984	$1,518
Basic and diluted net loss per share from continuing operations	0.02	0.02	0.01	0.01

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	181,307,151	151,754,312	186,253,752	152,546,703

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data)

					Deficit
					accumulated	Total
	Common stock		Additional paid-in	Deferred Stock - based	during the development	stockholders' equity
	Number	Amount	capital	compensation	stage

Balance as of December 31, 2013	176,263,587	$8	$55,138	-	$(52,407)	$2,739

Stock-based compensation related to options and stock granted to service providers	540,000	-	110	-	-	110
Stock-based compensation related to stock and options granted to directors and employees	-	-	298	-	-	298
Issuance of shares for private placement	42,000,000	2	9,656	-	-	9,658
Stock issued for warrants exchange	5,831,031	(*)	1,633	-	-	1,633
Warrants liability classified as equity	-	-	42	-	-	42
Exercise of warrants	838,000	-	215	-	-	215
Net loss	-	-	-	-	(4,095)	(4,095)

Balance as of June 30, 2014	225,472,618	$10	$67,092	-	$(56,502)	$10,600

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(Except share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2 0 1 4	2 0 1 3	2 0 1 4	2 0 1 3
	Unaudited		Unaudited

Cash flows from operating activities:

Net loss	$(4,095)	$(2,600)	$(1,984)	$(1,518)
Less - loss for the period from discontinued operations
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	50	50	25	17
Expenses related to shares and options granted to service providers	110	202	-	74
Amortization of deferred stock-based compensation related to options granted to employees	298	514	176	311
Decrease (increase) in accounts receivable and prepaid expenses	64	33	(53)	(95)
Increase in trade payables and convertible note	529	15	431	127
Increase (decrease) in other accounts payable and accrued expenses	(79)	53	(256)	21
Revaluation of warrants	1,762	-	691	-

Total net cash used in operating activities	$(1,361)	$(1,733)	$(970)	$(1,063)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(Except share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2 0 1 4	2 0 1 3	2 0 1 4	2 0 1 3
	Unaudited		Unaudited

Cash flows from investing activities:

Purchase of property and equipment	(94)	(66)	-	(46)
Changes in short-term deposit	-	989		(8)
Investment in lease deposit	7	(9)	(2)	(3)

Total net (cash used) in provided by investing activities	$(87)	$914	$(2)	$(57)

Cash flows from financing activities:

Proceeds from issuance of Common stock, net	9,658	250	9,658	-
Proceeds from exercise of warrants and options	215	7	215	7
Redemption of warrants in cash	(600)	-	(600)	-

Total net cash provided by financing activities	9,273	257	9,273	7

Increase (decrease) in cash and cash equivalents	7,825	(562)	8,301	(1,113)
Cash and cash equivalents at the beginning of the period	3,503	1,317	3,027	1,868

Cash and cash equivalents at end of the period	$11,328	$755	$11,328	$755

Non-cash financing activities:

Stock issued for warrants exchange	1,633	-	1,633	-
Warrants liability classified as equity	42	-	42	-
Total non-cash financing activities	$1,675	-	$1,675	-

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

Q.	On December 4, 2013, a Notice of Intention to Grant from the European Patent Office (EPO) was issued for the Company's patent application entitled "Isolated Cells and Populations Comprising Same for the Treatment of CNS Diseases" (European serial number EP06766101.7). This patent relates to the production method for the company's proprietary stem cells induced to secrete large quantities of neurotrophic factors for the treatment of neurodegenerative diseases.

R.	On February 11, 2014, a Notice of Allowance was issued from the U.S. Patent Office for the same patent application as above, U.S. serial number 11/727,583.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 1 - GENERAL (Cont.):

S.	On March 4, 2014, a Notice of Allowance was issued from the U.S. Patent Office for the same patent application as above, U.S. serial number 12/994,761.

T.	On March 14, 2013, the Company signed a definitive agreement with the Mayo Clinic in Rochester, Minnesota to conduct its Phase II clinical trial of NurOwn™ in amyotrophic lateral sclerosis (ALS), pending FDA approval. In addition, Mayo's Human Cell Therapy Laboratory will manufacture the NurOwn cells for their clinical trial participants.

U.	On March 24, 2014, BCT signed a definitive agreement with the Massachusetts General Hospital (MGH) in Boston, MA to conduct a Phase II clinical trial of NurOwn™ in amyotrophic lateral sclerosis (ALS), pending FDA approval.

V.	On April 28, 2014, the Company announced that the US Food and Drug Administration (FDA) has approved commencement of its Phase II clinical trial with NurOwn™ in patients with Amyotrophic Lateral Sclerosis (ALS). The trial will be launched initially at the Massachusetts General Hospital (MGH) in Boston, MA and the University of Massachusetts Memorial (UMass) Hospital in Worcester, MA following Institutional Review Board (IRB) approvals. Dana-Farber Cancer Institute's Connell O'Reilly Cell Manipulation Core Facility will manufacture the NurOwn™ cells for these two clinical sites. The trial will also be conducted at the Mayo Clinic in Rochester, Minnesota.

W.	On June 2, 2014, the Company announced that interim results from the Company's Phase IIa ALS trial conducted at Hadassah Medical Center in Jerusalem, Israel were presented on June 1, 2014 at the Joint Congress of European Neurology by Principal Investigator Professor Dimitrios Karussis. The positive safety and preliminary efficacy results observed in this study are consistent with results observed in the Company's previous Phase I/II trial. Between these two studies, a total of 26 patients have been treated with NurOwn™, the Company’s stem cell therapy candidate for ALS.

X.	On June 6, 2014, the Company announced that its Phase II ALS clinical trial has now commenced with the enrollment of the first patient at Massachusetts General Hospital (MGH) in Boston, Massachusetts. Company’s Phase II trial is a randomized, double-blind, placebo controlled multi-center study designed to evaluate the safety and efficacy of transplantation of Autologous Mesenchymal Stem Cells Secreting Neurotrophic Factors ("MSC-NTF" or NurOwn™) in 48 ALS patients. The trial is also being conducted at the University of Massachusetts Memorial (UMass) Hospital in Worcester, Massachusetts and the Mayo Clinic in Rochester, Minnesota.

Y.	On June 10, 2014, the Company announced that that it has initiated a study in a mouse model of autism at the Felsenstein Medical Research Center, Sackler Faculty of Medicine, Tel Aviv University, under the direction of Professor Daniel Offen. The study will explore the effects of the company's "MSC-NTF" cells on mouse behavior. The study, which will be conducted using the BTBR mouse model for autism, will investigate repetitive behavior, increased cognitive flexibility and improved sociability in mice after administration of a single intracerebroventricular injection of the cells.

Z.	On June 24, 2014, BCT signed a definitive agreement with the University of Massachusetts Memorial (UMass) Hospital in Worcester, MA to conduct a Phase II clinical trial of NurOwn™ in ALS.

AA.	On July 1, 2014, BCT signed a definitive agreement with Professional Research Consulting Clinical Inc., CA ("PRC"), to monitor the Phase II clinical trial of NurOwn™ in ALS.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 1 - GENERAL (Cont.):

GOING CONCERN:

As reflected in the accompanying financial statements, the Company’s operations for the six months ended June 30, 2014, resulted in a net loss of $1,785. These conditions, together with the fact that the Company is a development stage Company and has no revenues nor are revenues expected in the near future, raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital.

In June 2014, the Company raised $10.5 million, gross, in a private offering (See Note 6B 1(g)). As of June 30, 2014 the Company has resources to carry out its operation in the upcoming year. However, there can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

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

NOTE 3 - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its wholly-owned subsidiary as of June 30, 2014 and for the six months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 4 - RESEARCH AND LICENSE AGREEMENT (Cont.):

b)	In the event the making, producing, manufacturing, using, marketing, selling, importing or exporting of such Licensed Product is not covered by a Valid Claim and not covered by Orphan Drug status in such jurisdiction – 3% of all Net Sales until the expiration of 15 years from the date of the First Commercial Sale of such Licensed Product in such jurisdiction.

NOTE 5 - CONSULTING AGREEMENTS

A.	On July 8, 2004, the Company entered into two consulting agreements with Prof. Eldad Melamed and Dr. Daniel Offen (together, the "Consultants"), under which the Consultants provide the Company scientific and medical consulting services in consideration for a monthly payment of $6 each. In June 2012 an amendment was signed with Dr. Daniel Offen, according to which the company pays Daniel Offen a monthly payment of $6, out of which $3 in cash and $3 by grant of Company stock.

B.	On January 16, 2013, the Company granted the Consultants an aggregate of 216,000 shares of Common Stock for their services from January 1, 2012 through December 31, 2012. Related compensation in the amount of $54 was recorded as research and development expense.

C.	On November 13, 2013, the Company approved grants of an aggregate 450,000 shares of Common Stock to the Consultants, for services rendered during January 1, 2013 through September 30, 2013 (the “2013 Shares”).

D.	On March 24, 2014, the Company approved grants of an aggregate 90,000 shares of Common Stock to the Consultants for services rendered in 2014, and issued such shares together with the 2013 Shares.

NOTE 6 - STOCK CAPITAL

A.	The rights of Common Stock are as follows:

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

B.	Issuance of shares, warrants and options:

1. Private placements and public offering:

(a)	In July 2007, the Company entered into an investment agreement, that was amended in August 2009, according to which for an aggregate subscription price of up to $5 million, the Company issued 41,666,667 shares of Common Stock and a warrant to purchase 10,083,333 shares of Common Stock at an exercise price of $0.20 per share and a warrant to purchase 20,166,667 shares of common stock at an exercise price of $0.29 per share. The warrants may be exercised at any time and expire on November 5, 2013. In May 2012 the warrants were extended by additional 18 months, through May 5, 2015. In May 2015 the warrants were extended by additional 18 months, through November 5, 2017.

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

(b)	In February 2010, the Company issued 6,000,000 shares of Common Stock to three investors (2,000,000 to each investor) and warrants to purchase an aggregate of 3,000,000 shares of Common Stock (1,000,000 to each investor) with an exercise price of $0.50 for aggregate proceeds of $1,500 ($500 each).

(c)	On July 17, 2012, the Company raised a $5.7 million gross proceeds through a public offering (“2012 Public Offering”) of its common stock. The Company issued a total of 19,818,968 common stock of $0.00005 par value, ($0.29 per share) and 14,864,228 warrants to purchase 0.75 shares of Common Stock for every share purchased in the Public Offering, at an exercise price of $0.29 per share. The Warrants are exercisable until the 30 month anniversary of the date of issuance. After deducting closing costs and fees, the Company received net proceeds of approximately $4.9 million.

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

(d)	On February 4, 2013, the Company issued 126,111 shares of Common Stock to an investor, according to a settlement agreement, for the correction of the conversion rate of a $200 convertible loan. The convertible loan was issued in 2006 and converted in 2010.

(e)	On February 7, 2013, the Company issued 833,334 units to a private investor for total proceeds of $250. Each unit consisted of one share of Common Stock and a warrant to purchase one share of Common Stock at $0.50 per share exercisable for 32 months.

(f)	On August 16, 2013, the Company raised $4 million (gross) through a registered public offering (“2013 Public Offering”) of its common stock. The Company issued a total of 23,529,411 common stock of $0.00005 par value, ($0.17 per share) and

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

On May 27, 2014 the Company entered into agreements with certain holders of warrants originally issued in the Company’s August 16, 2013 public offering to repurchase outstanding 2013 Warrants entitling the holders to purchase an aggregate of 4,998,529 shares of Company common stock, $0.00005 par value for an aggregate of approximately $600,000. Each share of Common Stock issuable pursuant to the 2013 Warrants was repurchased for $0.12 cash payment by the Company per Warrant Share. Warrants participating in the Redemption were cancelled and of no further force and effect.

In May 2014, certain holders of 2013 Warrants which did not participate in the Redemption and whose 2013 Warrants will therefore remain outstanding after the Effective Date, have waived anti-dilution provisions of their 2013 Warrants.

After the balance sheet date, in July 2014, the Company signed an amendment to certain warrants originally issued in the Company’s August 16, 2013 public offering and did not participate in the Redemption, to adjust the exercise price of the warrants to $0.035 per share.

As of June 30, 2014, the fair value of such warrants was presented as a liability at its fair value $107.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

1.	Private placements and public offering: (Cont.):

(g) On June 19, 2014, the Company entered into agreements with a group of investors, including several healthcare-focused funds effected a private placement of the Company’s common stock, $0.00005 par value per share, and warrants to purchase Common Stock. The Company received gross proceeds of $10.5 million, resulting from the issuance and sale of 42,000,000 shares of Common Stock at a price per share of $0.25. The investors received warrants to purchase up to 42,000,000 shares of Common Stock at an exercise price of $0.348 per share. The Warrants are exercisable immediately upon closing of the private placement and have a term of three years. After deducting closing costs and fees, the Company received net proceeds of approximately $9.7 million. After the balance sheet date, on July 24, 2014, the Company filed with the Securities and Exchange Commission a resale registration statement on Form S-1 to register the shares of Common Stock issued on June 19, 2014 private placement.

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

On April 25, 2014, the Agreement among the Company, Prof. Abraham Israeli and Hadasit was terminated. As a result of the termination, Prof. Israeli and Hadasit will no longer receive annual grants to purchase shares of Common Stock, and any outstanding and unvested grants made pursuant to the Agreement will cease to vest, and the grants shall be valid until and may be exercised only on or before October 25, 2014.

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

On June 6, 2014, the Company entered into an employment agreement which sets forth the terms of its COO employment. The COO also was granted a stock option under the Company’s Amended and Restated 2004 Global Share Option Plan for the purchase of 500,000 shares of the Company’s common stock, which was fully vested and exercisable upon grant. The exercise price for the option grant is $0.18 per share. The total related compensation, in the amount of $55 was recorded as general and administrative expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

2.	Share-based compensation to employees and to directors: (Cont.):

(a)	Options to employees and directors: (Cont.):

On June 9, 2014, the Company hired a new CEO. The CEO was granted a stock option for the purchase of 5,700,000 shares of the Company’s common stock, which shall vest and become exercisable as to 25% of the shares on the first anniversary of the grant date (the “Initial Vesting Date”) and the remainder of the shares shall vest and become exercisable in equal monthly installments on each of the 36 monthly anniversaries following the Initial Vesting Date.  The exercise price for this grant is $0.30 per share. The total related compensation, in the amount of $1,494 will be recorded as general and administrative expense.

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the six months ended June 30, 2014
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	6,185,831	0.1705
Granted	6,500,000	0.2769
Exercised	-	-
Cancelled	(997,500)	0.1417

Outstanding at end of period	11,688,331	0.2321	1,494,389

Vested and expected-to-vest at end of period	5,605,831	0.1683	1,074,789

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on June 30, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2014.

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

The fair value for the warrants to service providers was estimated on the measurement date determined using a Black-Scholes option pricing model, with the following weighted-average assumptions for the year ended December 31, 2010; weighted average volatility of 140%, risk free interest rates of 2.39%-3.14%, dividend yields of 0% and a weighted average life of the options of 5-5.5 and 1-9 years. There were no grants to service providers during 2012, 2013 and 2014 using Black-Scholes calculation.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

3.	Shares and warrants to service providers: (Cont.):

(a)	Warrants to investors and service providers and investors: (Cont.):

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through
Nov-Dec 2004	14,600,845	14,396,010	204,835	-	0.00005- 0.01	-	-
Feb-Dec 2005	3,058,471	373,000	2,548,308	137,163	0.15 - 2.5	137,163	Jun - Dec 2015
Feb-Dec 2006	1,686,355	727,696	478,659	480,000	0.005 – 1.5	480,000	Feb - May 2016
Mar-Nov 2007	2,703,300		1,003,300	1,700,000	0.15 - 0.47	1,700,000	Mar 2017 – Oct 2017
Nov 2008	100,000			100,000	0.15	100,000	Sep-18
Apr-Oct 2009	400,000	100,000		300,000	0.067 – 0.1	300,000	Apr 2019 – Oct 2019
Aug 2007- Jan 2011	30,250,000			30,250,000	0.2-0.29	30,250,000	Nov-17
Jan 2010	1,250,000		1,250,000	-	0.5	-	-
Feb 2010	125,000	125,000		-	0.01	-	-
Feb 2010	3,000,000		3,000,000	-	0.5	-	-
Feb 2010	1,500,000			1,500,000	0.001	1,000,000	Feb-20
Feb 2011	641,026		641,026	-	0.39	-	-
Feb 2011	6,407,500	946,834	5,460,666	-	0.28	-	-
Feb 2011	12,815,000		12,815,000	-	0.5	-	-
Jul 2012	493,966			493,966	0.348	493,966	Jul-14
Jul 2012	232,758			232,758	0.29	232,758	Jan-15
Jul 2012	14,864,228	638,000		14,226,228	0.29	14,226,228	Jan-15
Feb 2013	833,334			833,334	0.5	833,334	Oct-15
April 2010-2013	133,336			133,336	0.00005	133,336	Oct-14
Aug 2013	17,212,058		16,660,588	551,470	0.25	551,470	Aug-16
Aug 2013	435,000			435,000	0.035	435,000	Aug-16
Jun 2014	42,000,000			42,000,000	0.348	42,000,000	Jun-17
	154,742,177	17,306,540	44,062,382	93,373,255		92,873,255

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

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers, was comprised, at each period, as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2 0 1 4	2 0 1 3	2 0 1 4	2 0 1 3
	Unaudited		Unaudited

Research and development	144	94	16	19
General and administrative	264	592	160	366
Total stock-based compensation expense	408	686	176	385

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

U.S. dollars in thousands

(Except share data)

Notes to Consolidated Financial Statements

NOTE 7 - SUBSEQUENT EVENTS

A.	On July 1, 2014, BCT signed a definitive agreement with Professional Research Consulting Clinical Inc., CA ("PRC"), to monitor the Phase II clinical trial of NurOwn™ in ALS.

B.	On July 9, 2014, the Board of Directors of the Company voted to amend and restate the Company’s non-employee director compensation plan to increase the annual award to non-U.S. directors to a nonqualified stock option to purchase 200,000 shares of Common Stock of the Company, $0.00005 par value per share (“Common Stock”) with an exercise price of $0.05 per share. Any eligible participant who is serving as chairperson of the Board shall also receive (i) a nonqualified stock option to purchase 100,000 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 100,000 shares of restricted stock.

C.	On July 24, 2014, the Company filed a resale registration statement on Form S-1 to register the shares of Common Stock issued in the June 19, 2014 private placement.

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

In January 2013, the Israeli MoH approved a Phase IIa combined (intramuscular and intrathecal) treatment, dose-escalating trial, which we are currently conducting at HUMC. According to the protocol for this safety and preliminary efficacy trial, 12 early-stage ALS patients received both intramuscular and intrathecal injections of NurOwn cells in three cohorts with increasing doses between February and August 2013. The patients were followed for six months after transplantation. Due to medical and technical considerations, two additional patients were enrolled in the trial in late 2013, in order to preserve the originally planned protocol design. These two patients were treated by the beginning of the first quarter of 2014. The final report for the study is expected after completion of the 6 months follow up of the last two patients.

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

On June 2, 2014, the Company announced the interim results from the Company's Phase IIa ALS trial conducted at Hadassah Medical Center in Jerusalem, Israel as presented by Principal Investigator Professor Dimitrios Karussis. The positive safety and preliminary efficacy results observed in this study are consistent with results observed in the Company's previous Phase I/II trial. Between these two studies, a total of 26 patients have been treated with NurOwn™, the Company’s stem cell therapy candidate for ALS.

Prof. Karussis summarized the results from both phases of the ALS clinical trial, and presented an interim analysis of the data for the first 10 out of 14 patients in the current Phase IIa trial. Results from the last four patients will be analyzed following completion of their six month follow-up period. In all 26 patients who received NurOwn™ in the two trials, no treatment-related serious adverse events were observed. In the three month pre-treatment “run-in” period, 71% of the patients showed progression of disease with decline in neurological function. In contrast, in the three months post-transplantation with NurOwn™, 63% of the patients who received intrathecal (IT), or combined (IT) and intramuscular (IM) administration, showed stabilization or improvement in neurological function, as measured by their revised ALS functional rating score (ALSFRS-R). According to Prof. Karussis, these differences in the preliminary analysis were statistically significant at p=0.035, chi-square test.

On June 6, 2014, the Company announced that its Phase II ALS clinical trial has commenced with the enrollment of the first patient at Massachusetts General Hospital (MGH) in Boston, Massachusetts. The Company’s Phase II trial is a randomized, double-blind, placebo controlled multi-center study designed to evaluate the safety and efficacy of transplantation of Autologous Mesenchymal Stem Cells Secreting Neurotrophic Factors ("MSC-NTF" or NurOwn™) in 48 ALS patients. The trial is also being conducted at the University of Massachusetts Memorial (UMass) Hospital in Worcester, Massachusetts and the Mayo Clinic in Rochester, Minnesota.

On June 10, 2014 the Company announced that it has initiated a study in a mouse model of autism at the Felsenstein Medical Research Center, Sackler Faculty of Medicine, Tel Aviv University, under the direction of Professor Daniel Offen. The study will explore the effects of the company's "MSC-NTF" cells on mouse behavior. The study, which will be conducted using the BTBR mouse model for autism, will investigate repetitive behavior, increased cognitive flexibility and improved sociability in mice after administration of a single intracerebroventricular injection of the cells.

On June 27, 2014 the Company announced that together with Octane Biotech Inc., a Canadian firm that focuses on clinical systems for cell and tissue therapy, it has successfully developed a sophisticated Alpha prototype of the NurOwn™ Bioreactor, utilizing a customized disposable cartridge that is dedicated to the intricacies of the Company's NurOwn™ process. Operating within the Cocoon™ clinical delivery platform pioneered by Octane, the Alpha prototype automates the entire NurOwn™ process for unmatched process control and production economy. Based on this first working prototype, the Company and Octane are quickly advancing to the next stage of system qualifications in anticipation of adopting all the benefits of cell production automation as quickly as possible for full clinical use.

On July 11, 2014 the Company announced the online publication of an important preclinical study in the journal Clinical and Translational Medicine. This paper describes the safety of single and repeated intramuscular administration of NurOwn, the Company's proprietary mesenchymal stem cells that are induced to secrete a variety of neurotrophic factors. The results published indicate that repeated doses of NurOwn are safe in mice and more specifically, that mice generate only minimal immune response after repeated exposure to NurOwn, which are human cells. These data are anticipated to help support the use of multiple doses of NurOwn in future clinical trials.

On July 15, 2014 the Company announced that the University of Massachusetts (UMass) Memorial Medical Center in Worcester, MA will begin enrolling patients into the Company’s randomized, double-bling placebo-controlled phase 2 clinical trial in Amyotrophic Lateral Sclerosis (ALS). UMass Memorial is the second site to become active of the three sites participating in this trial.

On July 28, 2014 the Company announced that it had received Notice of Allowance from the United States Patent Office for Patent Application 12/994,761, titled "Mesenchymal Stem Cells for the Treatment of CNS Diseases." This patent covers the use of mesenchymal stem cells that secrete elevated levels of brain-derived neurotrophic factor (BDNF) to treat diseases of the central nervous system, including but not limited to Amyotrophic Lateral Sclerosis (ALS), Parkinson’s disease, Alzheimer’s disease, Huntington’s disease, multiple sclerosis, among others. The Patent Office recognized a priority date for this patent of May 28, 2008.

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

Transplantation site and method

Clinical Indication I: ALS (current) – Based on the approval of the Israeli MoH, we are currently conducting a Phase IIa dose-escalating trial to evaluate safety and preliminary efficacy of NurOwn in ALS patients.  Following approval of our IND application by the FDA, we have launched a Phase II clinical trial in the USA.

Future Clinical Development. Future development of NurOwn in ALS will require additional clinical trials, including the administration of repeated doses to ALS patients enrolled in those trials.  The design and timing of subsequent clinical trials in ALS is currently under review by the Company.  In addition, the Company is reviewing the potential clinical development of NurOwn in other neurodegenerative disorders.

Executive Officers

On June 6, 2014, the Company appointed Uri Yablonka as its Chief Operating Officer and as a member of its Board of Directors.

On June 9, 2014, the Company appointed Anthony Fiorino, M.D., Ph.D. as its Chief Executive Officer.

In connection with the appointment of Dr. Fiorino, Chaim Lebovits ceased to server as the Company’s principal executive officer effective June 9, 2014. Mr. Lebovits continues to serve as the Company’s President.

Corporate Information

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 605 Third Avenue, 34th Floor, New York, New York 10158, and our telephone number is (646) 666-3188. We maintain an Internet website at http://www.brainstorm-cell.com. The information on our website is not incorporated into this report.

Results of Operations

For the period from inception (September 22, 2000) until June 30, 2014, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2017. The Company has incurred operating costs and other expenses of approximately $1,294,000 during the three months ended June 30, 2014.

Research and Development, net:

Research and development expenses, net for the three months ended June 30, 2014 and 2013 were $877,000 and $742,000, respectively. In addition, the Company’s grant from The Office of the Chief Scientist increased by $18,000 to $299,000 for the three months ended June 30, 2014 from $281,000 for the three months ended June 30, 2013.

The increase in research and development expenses for the three months ended June 30, 2014 is primarily due to an increase of $405,000, associated with the clinical trials in the US, to $595,000 for the three months ended June 30, 2014, compared to $190,000 for the three months ended June 30, 2013. This increase was partially offset by a decrease of $182,000 for the clinical trials in Israel, a decrease of $43,000 in payroll costs, a decrease of $26,000 in travel and consulting fees, and an increase of $18,000 in CSO participation.

General and Administrative:

General and administrative expenses for the three months ended June 30, 2014 and 2013 were $417,000 and $743,000, respectively. The decrease in general and administrative expenses for the three month period ended June 30, 2014 from the three month period ended June 30, 2013 is primarily due to: (i) a decrease of $206,000 in stock-based compensation expenses, from $366,000 in the three months ended June 30, 2013 to $160,000 in the three months ended June 30, 2014; (ii) a decrease of $66,000 in payroll costs from $179,000 in the three months ended June 30, 2013 to $113,000 in the three months ended June 30, 2014, and (iii) a decrease of $54,000 for IR PR costs, travel, for rent and consulting fees and other costs, from $198,000 in the three months ended June 30, 2013 to $144,000 in the three months ended June 30, 2014.

Financial Expenses:

Financial expense for the three months ended June 30, 2014 was $690,000, compared to a financial expense of $15,000 for the three months ended June 30, 2013.

The financial expense for the three months ended June 30, 2014 is mainly due to a financial expense of $1,584,000 that is due to revaluation of certain warrants issued to investors in August 2013 public offering ("2013 Warrants"). Certain 2013 Warrants contain anti-dilution provisions. Under generally accepted accounting principles, the anti-dilution provisions require those 2013 Warrants to be valued and classified as a warrant liability on the balance sheet, resulting in a reduction of stockholders’ equity. This warrant liability will be revaluated every quarter report.

On April 25, 2014 the Company exchanged some of the 2013 Warrants, entitling the holders to purchase an aggregate 11,662,059 shares of Common Stock, in exchange for 5,831,031 unregistered shares of Common Stock (the “Exchange”).

On March 24, 2014 ACCBT Corp. and ACC International Holdings Ltd. (together “ACCBT”) agreed to irrevocably waive all anti-dilution rights contained in all issued and outstanding warrants to purchase Company common stock held by ACCBT Corp. or ACC International Holdings Ltd.

On May 25, 2014, the Company entered into a Warrant Amendment Agreement (the “Amendment”) with ACCBT, pursuant to which the expiration date of each Warrant held by ACCBT was extended until November 5, 2017, in consideration of ACCBT having provided a series of waivers of their rights, including anti-dilution rights. ACCBT and the Company are party to a Subscription Agreement, dated as of July 2, 2007, a related Registration Rights Agreement and warrants to purchase up to an aggregate of 30,250,000 shares of Company Common Stock, and related documents (all of the foregoing documents together as amended to date, the “ACCBT Documents”). Pursuant to the Amendment, the ACCBT Documents were amended to reflect the extension of the warrants’ expiration date.

On May 27, 2014 the Company entered into agreements with certain holders of 2013 Warrants to repurchase certain then outstanding 2013 Warrants for an aggregate of approximately $600,000 (the “Redemption”). Each share of Common Stock issuable pursuant to the repurchased 2013 Warrants was repurchased for $0.12 cash payment by the Company per Warrant Share (the “Redemption Amount”) and Warrants participating in the Redemption were cancelled and of no further force and effect. In connection with the Redemption, certain holders of 2013 Warrants which did not participate in the Redemption and whose 2013 Warrants will therefore remain outstanding, have waived anti-dilution provisions of their 2013 Warrants.

The Company believes that the Exchange, the Redemption and the waivers will help facilitate the Company’s plans to uplist its stock to a national securities exchange such as NASDAQ. The 2013 Warrants contained anti-dilution provisions. Under generally accepted accounting principles, the anti-dilution provisions required the 2013 Warrants to be valued and classified as a warrant liability on the balance sheet, resulting in a reduction of stockholders’ equity. NASDAQ requires as part of its initial listing standards that the Company have a minimum of $5 million of stockholders’ equity, which the Redemption and the waivers are anticipated to help facilitate.

Net Loss:

Net loss for the three months ended June 30, 2014 was $1,984,000, as compared to a net loss of $1,518,000 for the three months ended June 30, 2013. Net loss per share for the three months ended June 30, 2014 and June 30, 2013was $0.01.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended June 30, 2014 was 186,253,752, compared to 152,546,703 for the three months ended June 30, 2013.

The increase in the weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended June 30, 2014 was due to (i) the issuance of shares of Common Stock in a private offering in June 2014, as described in more detail below, (ii) the exercise of options, and (iii) the issuance of shares to service providers and private investors.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants and the issuance of convertible promissory notes. At June 30, 2014, the Company had $12,207,000 in total current assets and $1,782,000 in total current liabilities.

Net cash used in operating activities was $970,000 for the three months ended June 30, 2014. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash used in investing activities was $2,000 for the three months ended June 30, 2014.

Net cash provided by financing activities for the three months ended June 30, 2014 was $9,273,000.

On June 19, 2014, the Company, pursuant to a June 13, 2014 securities purchase agreement (the “Securities Purchase Agreement”) entered into with a group of investors, including several healthcare-focused funds (the “Investors”), effected a private placement (the “Offering”) of Common Stock, and warrants to purchase Common Stock. The Company received gross proceeds of $10.5 million, resulting from the issuance and sale of 42 million shares of Common Stock (the “Shares”) at a price per share of $0.25. The Investors received warrants to purchase up to 42 million shares of Common Stock at an exercise price of $0.348 per share (the “Warrants”). The Warrants are exercisable immediately upon closing of the private placement and have a term of three (3) years.

In connection with the Offering, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) at closing pursuant to which the Company agreed to file within 30 days of the Closing Date (the “Filing Deadline”) a resale registration statement to register for resale the Shares and Common Stock underlying the Warrants. The Registration Statement was filed on July 10, 2014 and declared effective on July 24, 2014.

If at any time all of the shares of Common Stock or shares of Common Stock underlying the Warrants are not covered by the initial Registration Statement, the Company agreed to file with the SEC one or more additional Registration Statements so as to cover all of the shares of Common Stock and shares of Common Stock underlying the Warrants not covered by such initial Registration Statement, in each case, as soon as practicable, but in no event later than the applicable filing deadline for such additional Registration Statements as provided in the Registration Rights Agreement.

The Company intends to use the aggregate net proceeds of the Offering primarily for working capital and general corporate purposes, including relating to the Company’s recently launched phase 2 amyotrophic lateral sclerosis (ALS) clinical trials.

Maxim Group LLC acted as sole placement agent for the Offering (the “Placement Agent”). In connection with the Offering, the Company paid the Placement Agent a cash fee equal to 6.9% of the gross proceeds of the Offering, as well as fees and expenses of the Placement Agent of $35,000. In addition, the Company issued to Maxim Partners LLC a 5-year warrant (the “Placement Agent Warrant”) to purchase up to 1,260,000 shares of Common Stock (equal to 3% of the number of shares sold in the Offering), with an exercise price equal to $0.30 (120% of the offering price).

After deducting closing costs and fees, the Company received net proceeds of approximately $9.7 million.

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

During the quarter ended June 30, 2014 the Company first time adopted ASU 2014-10 “Development Stage Entities (Topic 915)”. As a result, the Company no longer presents: (i) inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged. Except of the above, there were no significant changes to our critical accounting policies during the quarter ended June 30, 2014. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Subsequent Events

Equity Plans

On July 9, 2014, the Board of Directors (“Board”) of the Company voted to amend and restate the Company’s non-employee director compensation plan (the “Second Amended and Restated Director Compensation Plan”) to increase the annual award to non-U.S. directors to a nonqualified stock option to purchase 200,000 shares of Common Stock with an exercise price of $0.05 per share and to clarify the terms of committee member grants. Pursuant to the Second Amended and Restated Director Compensation Plan, every non-employee director of the Company, other than Chen Schor, is eligible to participate in the Second Amended and Restated Director Compensation Plan. Each eligible director is granted an annual award immediately following each annual meeting of stockholders beginning with the 2014 annual meeting. For non-U.S. directors, this annual award consists of a nonqualified stock option to purchase 200,000 shares of Common Stock. For U.S. directors, at their option, this annual award is either (i) a nonqualified stock option to purchase 100,000 shares of Common Stock or (ii) 100,000 shares of restricted stock. Additionally, each member of the Governance, Nominating and Compensation Committee (the “GNC Committee”) or Audit Committee of the Board receives (i) a nonqualified stock option to purchase 30,000 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 30,000 shares of restricted stock. The chair of the GNC Committee or Audit Committee will instead of the above committee award receive (i) a nonqualified stock option to purchase 50,000 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 50,000 shares of restricted stock. Any eligible participant who is serving as chairperson of the Board shall also receive (i) a nonqualified stock option to purchase 100,000 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 100,000 shares of restricted stock. Awards are granted on a pro rata basis for directors serving less than a year at the time of grant. The exercise price for options for U.S. directors will be equal to the closing price per share of the Common Stock on the grant date as reported on the Over-the-Counter Bulletin Board or the national securities exchange on which the Common Stock is then traded. The exercise price for options for non-U.S. directors is $0.05. Every option and restricted stock award will vest monthly as to 1/12 the number of shares subject to the award over a period of twelve months from the date of grant, provided that the recipient remains a member of the Board on each such vesting date, or, in the case of a committee award, remains a member of the committee on each such vesting date.

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

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During the quarter ended June 30, 2014, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

August 12, 2014	By:	/s/ Dr. Anthony Fiorino
Name: Dr. Anthony Fiorino Title: Chief Executive Officer (Principal Executive Officer)

August 12, 2014	By:	/s/ Liat Sossover
Name: Liat Sossover Title: Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Form of April 25, 2014 Brainstorm Cell Therapeutics Inc. Securities Exchange Agreement.

10.2*	Form of May 27, 2014 Brainstorm Cell Therapeutics Inc. Warrant Redemption Agreement.

10.3*	Form of May 27, 2014 Brainstorm Cell Therapeutics Inc. Waiver Regarding Anti-Dilution.

10.4*	Amendment of Warrants dated May 19, 2014 by and among Brainstorm Cell Therapeutics Inc., ACCBT Corp. and ACC International Holdings Ltd.

10.5	Employment Agreement dated June 6, 2014 between BrainStorm Cell Therapeutics Ltd. and Uri Yablonka, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 6, 2014.

10.6	Employment Agreement dated June 9, 2014 between Brainstorm Cell Therapeutics Inc. and Anthony Fiorino, M.D., Ph.D., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 9, 2014.

10.7	Common Stock Purchase Warrant issued by Brainstorm Cell Therapeutics Inc. to Placement Agent, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated June 19, 2014.

10.8	Form of Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 13, 2014.

10.9	Form of Warrant, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 13, 2014.

10.10	Form of Registration Rights Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 13, 2014.

10.11	Brainstorm Cell Therapeutics Inc. Second Amended and Restated Director Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated July 9, 2014.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ‡	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

‡	Furnished herewith

