Form 10-Q
period 2014-09-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2014-11-13
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 4, 2014, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 15,281,497.

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this quarterly report on Form 10-Q, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2014

UNAUDITED

U.S. DOLLARS IN THOUSANDS

2

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2014

UNAUDITED

U.S. DOLLARS IN THOUSANDS

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data and exercise prices)

	September 30,	December 31,
	2014	2013
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	8,969	3,503
Short-term deposit	1,600	-
Account receivable	450	910
Prepaid expenses	88	33
Total current assets	11,107	4,446

Long-Term Assets:
Prepaid expenses	21	22
Total long-term investments	21	22

Property and Equipment, Net	272	258

Total assets	11,400	4,726

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade payables	1,304	228
Accrued expenses	816	877
Other accounts payable	275	227
Total current liabilities	2,395	1,332

Long-Term Liabilities:
Warrants issued to investors	104	655
Total long-term liabilities	104	655

Total liabilities	2,499	1,987

Stockholders' Equity:
Stock capital: (Note 6)	10	8
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at September 30, 2014 and December 31, 2013; Issued and outstanding: 15,228,164 and 11,750,881 shares at September 30, 2014 and December 31, 2013 respectively.
Additional paid-in-capital	67,814	55,138
Accumulated deficit	(58,923)	(52,407)
Total stockholders' equity	8,901	2,739

Total liabilities and stockholders' equity	11,400	4,726

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands

(Except share data and exercise prices)

	Nine months ended		Three months ended
	September 30,		September 30,
	2014	2013	2014	2013
	Unaudited		Unaudited

Operating costs and expenses:

Research and development, net	$3,129	$2,068	$1,572	$804
General and administrative	1,624	1,574	856	272

Total operating costs and expenses	4,753	3,642	2,428	1,076

Financial expenses (income) , net	1,761	21	(9)	5

Operating loss	6,514	3,663	2,419	1,081

Taxes on income	2	19	2	1

Net loss	$6,516	$3,682	$2,421	$1,082
Basic and diluted net loss per share from continuing operations	0.50	0.36	0.16	0.10

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	13,122,133	10,139,618	15,158,411	10,948,208

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data and exercise prices)

				Additional		Total
	Common stock			paid-in	Accumulated	stockholders'
	Number	Amount		capital	deficit	equity

Balance as of December 31, 2012	10,005,644	$7		$51,483	$(47,508)	$3,982

Stock-based compensation related to options and stock granted to service providers	53,980			197	-	197
Stock-based compensation related to stock and options granted to directors and employees	50,666			674	-	674
Issuance of shares for public offering	1,568,628	1		2,496	-	2,497
Issuance of shares for private placement	55,555	(*	)	250	-	250
Conversion of convertible loans	8,408	-		30	-	30
Exercise of options	8,000	(*	)	8	-	8
Net loss	-	-		-	(4,899)	(4,899)

Balance as of December 31, 2013	11,750,881	$8		$55,138	$(52,407)	$2,739

*	Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data and exercise prices)

				Additional		Total
	Common stock			paid-in	Accumulated	stockholders'
	Number	Amount		capital	deficit	equity

Balance as of December 31, 2013	11,750,881	$8		$55,138	$(52,407)	$2,739

Stock-based compensation related to options and stock granted to service providers	53,419	-		186	-	186
Stock-based compensation related to stock and options granted to directors and employees	50,667	-		578	-	578
Issuance of shares for private placement	2,800,000	2		9,552	-	9,554
Stock issued for warrants exchange	388,735	(*	)	1,633	-	1,633
Warrants liability classified as equity	-	-		42	-	42
Exercise of warrants	171,129	(*	)	685	-	685
Exercise of options	13,333
Net loss	-	-		-	(6,516)	(6,516)

Balance as of September 30, 2014	15,228,164	$10		$67,814	$(58,923)	$8,901

*	Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(Except share data and exercise prices)

	Nine months ended		Three months ended
	September 30,		September 30,
	2014	2013	2014	2013
	Unaudited		Unaudited

Cash flows from operating activities:

Net loss	$(6,516)	$(3,682)	$(2,421)	$(1,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	80	77	30	27
Expenses related to shares and options granted to service providers	186	213	76	11
Amortization of deferred stock-based compensation related to options granted to employees	578	439	280	(75)
Decrease (increase) in accounts receivable and prepaid expenses	405	231	341	198
Increase in trade payables	1,076	88	547	73
Increase (decrease) in other accounts payable and accrued expenses	(13)	188	66	135
Revaluation of warrants	1,724	-	(38)	-

Total net cash used in operating activities	$(2,480)	$(2,446)	$(1,119)	$(713)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(Except share data and exercise prices)

	Nine months ended		Three months ended
	September 30,		September 30,
	2014	2013	2014	2013
	Unaudited		Unaudited

Cash flows from investing activities:
Purchase of property and equipment	(94)	(97)	-	(31)
Changes in short-term deposit	(1,600)	(2,017)	(1,600)	(3,006)
Investment in lease deposit	1	(11)	(6)	(2)

Total net cash used in investing activities	$(1,693)	$(2,125)	$(1,606)	$(3,039)

Cash flows from financing activities:
Proceeds from issuance of Common stock, net	9,554	3,576	(104)	3,326
Proceeds from exercise of warrants and options	685	7	470	-
Redemption of warrants in cash	(600)	-	-	-

Total net cash provided by financing activities	9,639	3,583	366	3,326

Increase (decrease) in cash and cash equivalents	5,466	(988)	(2,359)	(426)
Cash and cash equivalents at the beginning of the period	3,503	1,317	11,328	755

Cash and cash equivalents at end of the perioLd	$8,969	$329	$8,969	$329

Non-cash financing activities:
Stock issued for warrants exchange	1,633	-	-	-
Warrants liability classified as equity	42	-	-	-
Total net cash provided by financing activities	$1,675	-	-	-

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

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

Following the licensing agreement dated July 8, 2004, the management of the Company decided to abandon all old activities related to the sale of the digital data recorder product

C.	On October 25, 2004, the Company formed a wholly-owned subsidiary in Israel, Brainstorm Cell Therapeutics Ltd. ("BCT").

D.	On November 18, 2004, the Company changed its name from Golden Hand Resources Inc. to Brainstorm Cell Therapeutics Inc. to better reflect its new line of business in the development of novel cell therapies for neurodegenerative diseases. BCT, as defined above, owns all operational property and equipment.

The Common Stock is publicly traded on the NASDAQ Capital Market.(See Note 1(W)).

E.	In October 2010, the Israeli Ministry of Health (“MOH”) granted clearance for a Phase I/II clinical trial using the Company’s autologous NurOwn stem cell therapy in patients with amyotrophic lateral sclerosis (“ALS”), subject to some additional process specifications as well as completion of the sterility validation study for tests performed.

On February 23, 2011, the Company submitted, to the MOH, all the required documents. Following approval of the MOH, a Phase I/II clinical study for ALS patients using the Company’s autologous NurOwn stem cell therapy (the “Clinical Trial”) was initiated in June 2011.

F.	In February 2011, the U.S. Food and Drug Administration (“FDA”) granted orphan drug designation to the Company’s NurOwn autologous adult stem cell product for the treatment of ALS.

G.	On February 19, 2013, Brainstorm Ltd established a wholly-owned subsidiary, Brainstorm Cell Therapeutics UK Ltd. (“Brainstorm UK”). Brainstorm UK acts on behalf of the parent Company in the EU.

H.	On February 21, 2013, Brainstorm UK filed a request for Orphan Medicinal Product Designation by the European Medicine Agency (EMA) for its Autologous Bone Marrow derived Mesenchyme Stromal cells Secreting Neurotropic factors (MSC-NTF, NurOwn). On July 17, 2013, the European Commission granted Orphan Drug Designation to the Company’s NurOwn autologous adult stem cell product for the treatment of ALS.

I.	On March 14, 2013, the Company signed a definitive agreement with the Mayo Clinic in Rochester, Minnesota to conduct its Phase II clinical trial of NurOwn™ in amyotrophic lateral sclerosis (ALS), pending FDA approval. In addition, Mayo's Human Cell Therapy Laboratory will manufacture the NurOwn cells for their clinical trial participants.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 1 - GENERAL (Cont.):

J.	Effective April 3, 2013, the Company entered into an agreement with Dana-Farber Cancer Institute (“Dana-Farber”) to provide cGMP-compliant clean room facilities for production of the Company’s NurOwn™ stem cell candidate during its Phase II ALS trial in the United States. The Company’s Phase II trial, is conducted at Massachusetts General Hospital (“MGH”), the University of Massachusetts (“UMass”) Hospital and the Mayo Clinic. The Connell and O'Reilly Cell Manipulation Core Facility at Dana-Farber will produce NurOwn for the MGH and UMass Hospital clinical sites.

K.	On September 27, 2013, the Company announced that it recently completed treatment of the 12 patients in its ALS Phase IIa dose-escalating clinical trial with the Company’s NurOwn™ technology. The Company was informed that one patient in the study expired due to a medical condition unrelated to the Clinical Trial.

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

L.	On December 4, 2013, a Notice of Intention to Grant from the European Patent Office (EPO) was issued for the Company's patent application entitled "Isolated Cells and Populations Comprising Same for the Treatment of CNS Diseases" (European serial number EP06766101.7) . This patent relates to the production method for the company's proprietary stem cells induced to secrete large quantities of neurotrophic factors for the treatment of neurodegenerative diseases.

M.	On February 11, 2014, a Notice of Allowance was issued from the U.S. Patent Office for the same patent application as above, U.S. serial number 11/727,583.

N.	On March 4, 2014, a Notice of Allowance was issued from the U.S. Patent Office for the same patent application as above, U.S. serial number 12/994,761.

O.	On March 24, 2014, BCT signed a definitive agreement with the Massachusetts General Hospital (MGH) in Boston, MA to conduct a Phase II clinical trial of NurOwn™ in amyotrophic lateral sclerosis (ALS), pending FDA approval.

P.	On April 28, 2014, the Company announced that the US Food and Drug Administration (FDA) has approved commencement of its Phase II clinical trial with NurOwn™ in patients with Amyotrophic Lateral Sclerosis (ALS). The trial was launched at the Massachusetts General Hospital (MGH) in Boston, MA and the University of Massachusetts Memorial (UMass) Hospital in Worcester, MA after Institutional Review Board (IRB) approvals. Dana-Farber Cancer Institute's Connell O'Reilly Cell Manipulation Core Facility manufactures the NurOwn™ cells for these two clinical sites. The trial is also conducted at the Mayo Clinic in Rochester, Minnesota.

Q.	On June 2, 2014, the Company announced that interim results from the Company's Phase IIa ALS trial conducted at Hadassah Medical Center in Jerusalem, Israel were presented on June 1, 2014 at the Joint Congress of European Neurology by Principal Investigator Professor Dimitrios Karussis. The positive safety and preliminary efficacy results observed in this study are consistent with results observed in the Company's previous Phase I/II trial. Between these two studies, a total of 26 patients have been treated with NurOwn™, the Company’s stem cell therapy candidate for ALS.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 1 - GENERAL (Cont.):

R.	On June 6, 2014, the Company announced that its Phase II ALS clinical trial has commenced with the enrollment of the first patient at Massachusetts General Hospital (MGH) in Boston, Massachusetts. Company’s Phase II trial is a randomized, double-blind, placebo controlled multi-center study designed to evaluate the safety and efficacy of transplantation of Autologous Mesenchymal Stem Cells Secreting Neurotrophic Factors ("MSC-NTF" or NurOwn™) in 48 ALS patients. The trial is also being conducted at the University of Massachusetts Memorial (UMass) Hospital in Worcester, Massachusetts and the Mayo Clinic in Rochester, Minnesota.

S.	On June 10, 2014, the Company announced that it has initiated a study in a mouse model of autism at the Felsenstein Medical Research Center, Sackler Faculty of Medicine, Tel Aviv University, under the direction of Professor Daniel Offen. The study explores the effects of the company's "MSC-NTF" cells on mouse behavior. The study, which is being conducted using the BTBR mouse model for autism, will investigate repetitive behavior, increased cognitive flexibility and improved sociability in mice after administration of a single intracerebroventricular injection of the cells.

T.	On June 24, 2014, the Company signed a definitive agreement with the University of Massachusetts Memorial (UMass) Hospital in Worcester, MA to conduct a Phase II clinical trial of NurOwn™ in ALS.

U.	On July 1, 2014, the Company signed a definitive agreement with Professional Research Consulting Clinical Inc., CA ("PRC"), to monitor the Phase II clinical trial of NurOwn™ in ALS.

V.	A reverse stock split of the Company’s shares by a ratio 1-for-15 was effected on September 15, 2014 at 11:59 p.m. pursuant to an amendment to the Company’s Certificate of Incorporation approved by the stockholder of the Company on August 14, 2014.

W.	The Company’s shares of Common Stock were approved for uplisting to the NASDAQ Capital Market, and commenced trading on the NASDAQ Capital Market when trading began on September 30, 2014. The Company’s Common Stock started trading under the ticker symbol "BCLI" when trading on Nasdaq commences and ceased to be temporarily be quoted as "BCLID" effective September 30, 2014.

GOING CONCERN:

As reflected in the accompanying financial statements, the Company’s operations for the nine months ended September 30, 2014, resulted in a net loss of $6,516. These conditions, together with the fact that the Company has no revenues from operations expected in the near future, raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital.

In June 2014, the Company raised $10,500, gross, in a private offering (See Note 6B 1(g)). As of September 30, 2014 the Company believes that the Company has resources to carry out its operation in the upcoming year. However, there can be no assurance that additional funds will be available on terms acceptable to the Company, or that the Company will not incur additional unforeseen costs or expenses.

These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2013 are applied consistently in these financial statements.

On September 15, 2014 the Company completed the reverse stock split, whereby each fifteen shares of Common Stock of the Company were combined and were reclassified into one share of Common Stock of the Company, and the number of issued and outstanding shares of Common Stock of the Company was proportionally reduced, in both cases without any change to the authorized number of shares of Common Stock or in the par value of such shares.

Upon implementation of the recapitalization described above, the Company adjusted all ordinary shares, options, warrants, per share data and exercise prices included in these financial statements for all periods presented to reflect the reverse stock split.

NOTE 3 -	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its wholly-owned subsidiary as of September 30, 2014 and for the nine months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 5 -	CONSULTING AGREEMENTS (Cont.):

B.	On January 16, 2013, the Company granted the Consultants an aggregate of 14,400 shares of Common Stock for their services from January 1, 2012 through December 31, 2012. Related compensation in the amount of $54 was recorded as research and development expense.

C.	On November 13, 2013, the Company approved grants of an aggregate 30,000 shares of Common Stock to the Consultants, for services rendered during January 1, 2013 through September 30, 2013 (the “2013 Shares”).

D.	On March 24, 2014, the Company approved grants of an aggregate 6,000 shares of Common Stock to the Consultants for services rendered in 2013.

NOTE 6 -	STOCK CAPITAL

A.	The rights of Common Stock are as follows:

Holders of Common Stock have the right to receive notice to participate and vote in general meetings of the Company, the right to a share in the excess of assets upon liquidation of the Company and the right to receive dividends, if declared.

The Common Stock is publicly traded on the NASDAQ Capital Market under the symbol BCLI.

B.	Issuance of shares, warrants and options:

1.	Private placements and public offering:

(a)	In July 2007, the Company entered into an investment agreement, that was amended in August 2009, according to which for an aggregate subscription price of up to $5,000, the Company issued 2,777,777 shares of Common Stock and a warrant to purchase 672,222 shares of Common Stock at an exercise price of $3 per share and a warrant to purchase 1,344,444 shares of common stock at an exercise price of $4.35 per share. The warrants may be exercised at any time and expire on November 5, 2013. In May 2012 the warrants were extended by additional 18 months, through May 5, 2015. In May 2015 the warrants were extended by additional 18 months, through November 5, 2017.

In January 2011, the Company and the investor signed an agreement to balance the remaining amount due to the investor, totaling $20, against the remaining balance of the investment and the Company issued the above shares and warrants.

In addition, the Company issued an aggregate of 83,333 shares of Common Stock to a related party as an introduction fee for the investment. As of the balance sheet date, no warrants have been exercised.

(b)	In February 2010, the Company issued an aggregate 399,999 shares of Common Stock to three investors (133,333 to each investor) and warrants to purchase an aggregate of 199,998 shares of Common Stock (66,666 to each investor) with an exercise price of $7.50 per share for aggregate proceeds of $1,500 ($500 from each investor).

(c)	On July 17, 2012, the Company raised a $5,700 gross proceeds through a public offering (“2012 Public Offering”) of its common stock. The Company issued a total of 1,321,265 shares of common stock., ($4.35 per share) and 990,949 warrants to purchase 0.75 shares of Common Stock for every share purchased in the Public Offering, at an exercise price of $4.35 per share. The Warrants are exercisable until the 30 month anniversary of the date of issuance.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

1.	Private placements and public offering: (Cont.):

After deducting closing costs and fees, the Company received net proceeds of approximately $4,900.

The Company paid to the Placement Agency, Maxim Group LLC (the “Placement Agent”), a cash fee and a corporate finance fee equal to 7% of the gross proceeds of the Public Offering. In addition, the Company issued to the Placement Agent a two year warrant to purchase up to 32,931 shares of Common Stock (equal to 3% of the number of shares sold in the Public Offering), with an exercise price equal to $5.22 (120% of the Public offering price). The Warrants are exercisable until the 30 month anniversary of the date of issuance. In addition, the Company issued to Leader Underwriters (1993) Ltd, warrants to purchase 15,517 shares of Common stock, at an exercise price of $4.35 per share. The warrants are exercisable until the 30 month anniversary of the date of issuance.

(d)	On February 4, 2013, the Company issued 8,408 shares of Common Stock to an investor, according to a settlement agreement, for the correction of the conversion rate of a $200 convertible loan. The convertible loan was issued in 2006 and converted in 2010.

(e)	On February 7, 2013, the Company issued 55,556 units to a private investor for total proceeds of $250. Each unit consisted of one share of Common Stock and a warrant to purchase one share of Common Stock at $7.5 per share exercisable for 32 months.

(f)	On August 16, 2013, the Company raised $4,000 (gross) through a registered public offering (“2013 Public Offering”) of its common stock. The Company issued a total of 1,568,628 common stock, ($2.55 per share) and 1,176,471 warrants to purchase 0.75 shares of Common Stock for every share purchased in the Public Offering, at an exercise price of $3.75 per share. The Warrants are exercisable until the 36 month anniversary of the date of issuance. The Warrants also include, subject to certain exceptions, full ratchet anti-dilution protection in the event of the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-current exercise price of the Warrants, which would result in an adjustment to the exercise price of the Warrants. In the event of a sale of the Company, each holder of Warrants has the right, exercisable at its option, to require the Company to purchase such holder’s Warrants at a price determined using a Black-Scholes option pricing model as described in the Warrants. After deducting closing costs and fees, the Company received net proceeds of approximately $3.3 million.

In accordance with the provisions of ASC 815 (formerly FAS 133) the proceeds related to the warrants at the amount of $829 were recorded to liabilities at the fair value of such warrants as of the date of issuance, and the proceeds related to common stocks of 2,496 were recorded to equity.

On April 25, 2014, the Company entered into agreements with holders of warrants originally issued in the Company’s August 16, 2013 public offering (the “2013 Warrants”) to exchange outstanding 2013 Warrants entitling the holders to purchase an aggregate of 777,471 shares of Company common stock, $0.00005 par value for an aggregate of 388,735 unregistered shares of Common Stock.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

1.	Private placements and public offering: (Cont.):

After the exchange, the 2013 Warrants were cancelled and of no further force and effect.

On May 27, 2014 the Company entered into agreements with certain holders of warrants originally issued in the Company’s August 16, 2013 public offering to repurchase outstanding 2013 Warrants entitling the holders to purchase an aggregate of 333,235 shares of Company common stock, for an aggregate of approximately $600,000. Each share of Common Stock issuable pursuant to the 2013 Warrants was repurchased for $1.80 cash payment by the Company per Warrant Share. Warrants participating in the Redemption were cancelled and of no further force and effect.

In May 2014, certain holders of 2013 Warrants which did not participate in the Redemption and whose 2013 Warrants will therefore remain outstanding after the Effective Date, have waived anti-dilution provisions of their 2013 Warrants.

After the balance sheet date, in July 2014, the Company signed an amendment to certain holders of warrants originally issued in the Company’s August 16, 2013 public offering and did not participate in the Redemption, to adjust the exercise price of the warrants to $0.525 per share.

As of September 30, 2014, the fair value of such warrants was presented as a liability at its fair value $104 as of such date.

(g)	On June 19, 2014, the Company, pursuant to the June 13, 2014 securities purchase agreement, entered into with a group of investors, including several healthcare-focused funds, effected a private placement of the Company’s common stock, $0.00005 par value per share, and warrants to purchase Common Stock. The Company received gross proceeds of $10.5 million, resulting from the issuance and sale of 2.8 million shares of Common Stock at a price per share of $3.75, a 15% discount to the 30 day volume-weighted average price of $4.41. The Investors received warrants to purchase up to2.8 million shares of Common Stock at an exercise price of $5.22 per share. The Warrants became exercisable immediately upon closing of the private placement and have a term of three (3) years.

2.	Share-based compensation to employees and to directors:

(a)	Options to employees and directors:

On November 25, 2004, the Company's stockholders approved the 2004 Global Stock Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) and on March 28, 2005, the Company's stockholders approved the 2005 U.S. Stock Option and Incentive Plan, and the reservation of 609,564 shares of Common Stock for issuance in the aggregate under these stock plans.

In June 2008, June 2011 and in June 2012, the Company's stockholders approved increases in the number of shares of common stock available for issuance under these stock option plans by 333,333, 333,333 and 600,000 shares, respectively

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

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

On August 14, 2014, the Company's stockholders approved the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) and the 2014 Stock Incentive Plan, and the reservation of 600,000 shares of Common Stock for issuance in the aggregate under these stock plans.

The exercise price of the options granted under the plans may not be less than the nominal value of the shares into which such options are exercised. The options vest primarily over three years. Any options that are canceled or forfeited before expiration become available for future grants.

2.	Share-based compensation to employees and to directors:

(a)	Options to employees and directors:

From 2005 through 2009, the Company granted its directors options to purchase 53,333 (in total) shares of Common Stock of the Company at an exercise price of $2.25 per share. The options are fully vested and will expire after 10 years.

On April 13, 2010, the Company, Abraham Israeli and Hadasit Medical Research Services and Development Ltd. (“Hadasit”) entered into an Agreement (as amended, the “Hadasit Agreement”) pursuant to which Prof. Israeli agreed, during the term of the Hadasit Agreement, to serve as (i) the Company’s Clinical Trials Advisor and (ii) a member of the Company’s Board of Directors.

Accordingly, the Company granted to Prof. Israeli in each of April 2010, June 2011, April 2012 and April 2013, an option to purchase 11,111 shares of Common Stock at an exercise price equal to $0.00075 per share.

In addition, the Company granted Hadasit, in each of April 2010, June 2011, April 2012, and April 2013, a warrant to purchase 2,222 shares of Common Stock at an exercise price equal to $0.00075 per share.

Such options and warrants will vest and become exercisable in twelve (12) consecutive equal monthly amounts.

In addition, on April 13, 2014, pursuant to the Hadasit Agreement, and pursuant to the December 2013 letter from the Company to Prof. Israeli, the Company issued to Prof. Israeli, an option to purchase 20,000 shares of its Common Stock at an exercise price of $0.00075 per share.

On April 25, 2014 the Agreement among the Company, Prof. Abraham Israeli and Hadasit was terminated. As a result of the termination, Prof. Israeli and Hadasit will no longer receive annual grants to purchase shares of Common Stock, and any outstanding and unvested grants made pursuant to the Agreement ceased to vest, and the grants were valid until and exercisable only on or before October 25, 2014.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

2.	Share-based compensation to employees and to directors: (Cont.):

(a)	Options to employees and directors: (Cont.):

After the balance sheet date, Prof. Israeli and Hadasit exercised the options and warrants granted to them to purchase 44,444 and 8,889 respectively (see Note 7A and 7B).

On December 16, 2010, the Company granted to two of its directors an option to purchase 26,667 shares of Common Stock at an exercise price of $2.25 per share. The options are fully vested and are exercisable for a period of 10 years. The compensation related to the option, in the amount of $78, was recorded as general and administrative expense.

On August 1, 2012, the Company granted to three of its directors options to purchase an aggregate of 30,667 shares of Common Stock of the Company at $2.25 per share. The total compensation related to the option was $105, which is amortized over the vesting period as general and administrative expense.

On April 19, 2013, the Company granted to three of its directors options to purchase an aggregate of 30,667 shares of Common Stock of the Company at $2.25 per share. The total compensation expense related to the options was recorded as general and administrative expense.

On June 6, 2014, the Company entered into an employment agreement which sets forth the terms of COO employment. COO also was granted a stock option under the Company’s Amended and Restated 2004 Global Share Option Plan for the purchase of 33,333 shares of the Company’s common stock, which was fully vested and exercisable upon grant. The exercise price for the Initial Grant is $2.7 per share. The total related compensation, in the amount of $55 was recorded as general and administrative expense.

On June 9, 2014, the Company hired the new CEO. CEO was granted a stock option for the purchase of 380,000 shares of the Company’s common stock, which shall vest and become exercisable as to 25% of the Shares on the first anniversary of the Grant Date and the remainder of the Shares shall vest and become exercisable in equal monthly installments on each of the 36 monthly anniversaries following the Initial Vesting Date.  The exercise price for the CEO Grant is $4.5 per share. The total related compensation, in the amount of $1,494 will be recorded as general and administrative expense.

After the balance sheet date, the Company granted to four of its directors options to purchase an aggregate of 70,666 shares of Common Stock of the Company at $0.75 per share. (See Note 7(C)).

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

2.	Share-based compensation to employees and to directors: (Cont.):

(a)	Options to employees and directors: (Cont.):

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the nine months ended September 30, 2014
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	412,389	2.5576
Granted	433,333	4.1539
Exercised	(13,333)	2.2500
Cancelled	(66,500)	2.1250

Outstanding at end of period	765,889	3.5037	464,393

Vested and expected-to-vest at end of period	360,389	2.5342	567,888

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on September 30, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2014.

(b)	Restricted shares to directors:

On August 22, 2011, the Company entered into an agreement with Chen Schor (the “Executive Director Agreement”) pursuant to which the Company granted to Mr. Schor 61,558 shares of restricted Common Stock of the Company.   The shares will vest over 3 years - 1/3 upon each anniversary of the Grant Date. In addition, the Company will pay $15 per quarter to Mr. Schor for his services as an Executive Board Member.

On April 19, 2013, the Company issued to two of its directors and four of its Advisory Board members a total of 50,667 restricted shares of Common Stock. The shares will vest in 12 equal monthly portions until fully vested on the anniversary of grant. Related compensation expense in the amount of $175 was recorded as general and administrative expense.

On August 15, 2014, the Company issued to two of its directors and four of its Advisory Board members a total of 50,667 restricted shares of Common Stock. The shares will vest in 12 equal monthly portions until fully vested on the anniversary of grant. Related compensation expense in the amount of $236 will be recorded as general and administrative expense

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

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

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through
Nov-Dec 2004	973,390	959,734	13,656	-	0.00075 - 0.15	-	-
Feb-Dec 2005	203,898	32,011	169,887	2,000	2.25 - 37.5	2,000	Jun - Dec 2015
Feb-Dec 2006	112,424	48,513	31,911	32,000	0.075 – 22.5	32,000	Feb - May 2016
Mar-Nov 2007	180,220	-	66,887	113,333	2.25 - 7.05	113,333	Mar 2017 – Oct 2017
Nov 2008	6,667	-	-	6,667	2.25	6,667	Sep-18
Apr-Oct 2009	26,667	6,667	-	20,000	1.005 – 1.5	20,000	Apr 2019 – Oct 2019
Aug 2007- Jan 2011	2,016,667	-	-	2,016,667	3 - 4.35	2,016,667	Nov-17
Jan 2010	83,333	-	83,333	-	7.5	-	-
Feb 2010	8,333	8,333	-	-	0.15	-	-
Feb 2010	200,000	-	200,000	-	7.5	-	-
Feb 2010	100,000	-	-	100,000	0.015	66,667	Feb-20
Feb 2011	42,735	-	42,735	-	5.85	-	-
Feb 2011	427,167	63,122	364,044	-	4.2	-	-
Feb 2011	854,333	-	854,333	-	7.5	-	-
Jul 2012	32,931	-	32,931	-	5.22	-	-
Jul 2012	15,517	-	-	15,517	4.35	15,517	Jan-15
Jul 2012	990,949	150,651	-	840,297	4.35	840,297	Jan-15
Feb 2013	55,556	-	-	55,556	7.5	55,556	Oct-15
April 2010-2013	8,889	-	-	8,889	0.00075	8,889	Oct-14
Aug 2013	1,147,471	-	1,110,706	36,765	3.75	36,765	Aug-16
Aug 2013	29,000	-	-	29,000	0.525	29,000	Aug-16
Jun 2014	2,800,000	-	-	2,800,000	5.22	2,800,000	Jun-17
	10,316,145	1,269,032	2,970,423	6,076,690		6,043,357

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

3.	Shares and warrants to service providers: (Cont.):

(b)	Shares:

On December 30, 2009, the Company issued to Ramot 74,667 shares of Common Stock (See Note 4).

On December 31, 2011, the Company issued to Hadasit warrants to purchase up to 100,000 restricted shares of Common Stock at an exercise price of $0.015 per share, exercisable for a period of 5 years.  The warrants shall vest over the course of the trials as follows: 33,333 upon enrollment of 1/3 of the patients; an additional 33,333 upon enrollment of all the patients and the final 33,333 upon completion of the study.

On January 16, 2013, the Company granted an aggregate of 14,400 shares of Common Stock of the Company to two consultants, for services rendered through December 31, 2012. Related compensation expense in the amount of $54 was recorded as research and development expense.

On February 4, 2013, the Company issued 8,408 shares of Common Stock to an investor, according to a settlement agreement, for the correction of the conversion rate of a $200 convertible loan. The convertible loan was issued in 2006 and converted in 2010.

On March 11, 2013, the Company granted to its legal advisor 12,913 shares of Common Stock for 2013 legal services. The related compensation expense in the amount of $44.5 was recorded as general and administrative expense.

On November 13, 2013, the Company approved a grant of 30,000 shares of Common Stock to the Consultants, for services rendered during January 1, 2013 through September 30, 2013 (the “2013 Shares”). On March 24, 2014, the Company approved grants of an aggregate of 6,000 shares of Common Stock to the Consultants for services rendered in 2014, and issued such shares together with the 2013 Shares.

On March 11, 2013, the Company granted to two of its service providers an aggregate of 26,667 shares of Common Stock. The shares are public relations services. The related compensation expense in the amount of $92 was recorded as general and administrative expense.

On July 28, 2014, the Company granted to its legal advisor 10,752 shares of Common Stock for 2014 legal services. As of September 30, 2014, related compensation expense in the amount of $37 was recorded as general and administrative expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers, was comprised, at each period, as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2014	2013	2014	2013
	Unaudited		Unaudited

Research and development	160	101	16	7
General and administrative	604	521	339	(71)
Total stock-based compensation expense	764	622	355	(64)

NOTE 7	- SUBSEQUENT EVENTS

A.	In October 2014, Prof Israeli exercised his option to exercise 44,444 shares of Common Stock of the Company. (See Note 6 B 2 (A)).

B.	In October 2014, Hadasit exercised its warrants to purchase 8,889 shares of Common Stock of the Company. (See Note 6 B 2 (A)).

C.	On November 1, 2014, the Company granted to four of its directors options to purchase an aggregate of 70,666 shares of Common Stock of the Company at $0.75 per share. The total compensation expense related to the options will be recorded as general and administrative expense.

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

Company Overview

Brainstorm Cell Therapeutics Inc. (“we,” “us,” “our” or the “Company”) is a biotechnology company developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease), Multiple Sclerosis (“MS”), and Parkinson’s disease (“PD”). These diseases have limited treatment options and as such represent unmet medical needs. We believe that NurOwn, our proprietary process for the propagation of Mesenchymal Stem Cells (“MSC”) and their differentiation into Neurotrophic factor-(“NTF”) secreting cells (“MSC-NTF”), and their transplantation at, or near, the site of damage, offers the hope of more effectively treating neurodegenerative diseases. Our core technology was developed in collaboration with Prof. Eldad Melamed, former head of Neurology of the Rabin Medical Center and member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research and Prof. Daniel Offen of the Felsenstein Medical Research Center of Tel Aviv University. Our wholly-owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the “Israeli Subsidiary”), holds rights to commercialize the technology, through a licensing agreement with Ramot at Tel Aviv University Ltd. (“Ramot”), the technology transfer company of Tel Aviv University, Israel. We currently employ 14 employees in Israel and one in the Unites States.

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

The ALS Program

NurOwn is in clinical development for the treatment of ALS. It has been granted Fast Track designation by the FDA for this indication, and has been granted Orphan Status in both the United States and in Europe. We have completed two clinical trials of NurOwn in patients with ALS at Hadassah Medical Center (“Hadassah”) in collaboration with Professor Dimitrios Karussis, who served as the principal investigator on these studies. We also have an agreement with Hadasit Medical Research Services and Development Ltd., a subsidiary of the Hadassah Medical Organization (“Hadassah”), pursuant to which Hadassah provides the Israeli Subsidiary with lab services relating to studies of NurOwn. The first study, a phase 1/2 safety and efficacy study of NurOwn in ALS patients, was initiated in June 2011 after receiving approval from the Israeli Ministry of Health (“MoH”). In March 2013, Professor Karussis presented some of the data from this trial at the American Academy of Neurology Annual Meeting. The trial results demonstrated the safety of NurOwn as well as signs of efficacy on both the ALS Functional Rating Score (“ALSFRS-R”) and Forced Vital Capacity (“FVC”) Further analyses of this study were presented by Professor Karussis in December 2013 at the 24th International Symposium on ALS/MND.

In January 2013, the Israeli MoH approved the second study, phase 2a combined (intramuscular and intrathecal) treatment, dose-escalating trial, which we also conducted at Hadassah in collaboration with Prof. Karussis. The last follow-up visits in this study occurred in September 2014 and final results are expected to be available in the fourth quarter of 2014. In June 2014, Professor Karussis presented interim data from this study at the Joint Congress of European Neurology in Istanbul, Turkey.

In December 2013 the Company submitted an Investigational New Drug (“IND”) application to the FDA for NurOwn in ALS, and on April 28, 2014 the US Food and Drug Administration (FDA) approved commencement of the Company’s randomized, double-blind, placebo controlled multi-center phase 2 clinical trial of NurOwn in ALS patients. On June 6, 2014, the Company announced that this clinical trial has commenced with the enrollment of the first patient at Massachusetts General Hospital (MGH) in Boston, Massachusetts. The trial is also being conducted at the University of Massachusetts Memorial (UMass) Hospital in Worcester, Massachusetts and the Mayo Clinic in Rochester, Minnesota. For this study, NurOwn production occurs at the Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute in Boston, Massachusetts, and at a clean room facility at the Mayo Clinic. This study is designed to enroll 48 patients randomized in a 3:1 ratio to receive NurOwn or placebo. Results from this trial are not expected until 2016.

Future Development.

Future development of NurOwn in ALS will require additional clinical trials, including the administration of repeated doses to ALS patients enrolled in those trials.  The design and timing of subsequent clinical trials in ALS is currently under review by the Company.  In addition, the Company is reviewing the potential clinical development of NurOwn in other neurodegenerative disorders, such as Parkinson’s disease, Huntington’s disease, and multiple sclerosis, and continues to conduct preclinical research in additional areas, including autism.

In addition, the Company is engaged in a number of research initiatives to improve the scale and efficiency of NurOwn production and to improve the stability of NurOwn, which is currently produced in clean room facilities close to the clinical trial sites, where the cells are administered to patients. We are also engaged in collaboration with Octane Biotech Inc., a Canadian firm that focuses on culture systems for cell and tissue therapy, to develop a NurOwn bioreactor. On June 27, 2014 the Company announced that this collaboration has successfully developed a sophisticated Alpha prototype of the NurOwn™ Bioreactor, utilizing a customized disposable cartridge that is dedicated to the intricacies of the Company's NurOwn™ process.  Based on this first working prototype, the Company and Octane are advancing to the next stage of development with a goal of eventually qualifying a bioreactor for full clinical use.

Intellectual Property

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

In March 2014, the U.S. Patent and Trademark Office (USPTO) granted the Company patent US 8,663,987 (“Mesenchymal stem cells for the treatment of CNS diseases”) for its autologous stem cell technology.  In April 2014, the USPTO granted the Company patent US 8,647,874 (“Isolated cells and populations comprising same for the treatment of CNS diseases”) for its autologous stem cell technology.  In July 2014 the Company received a Notice of Allowance from the USPTO for Patent Application 12/994,761 (“Mesenchymal stem cells for the treatment of CNS diseases”).  On September 3, 2014, the Company announced that the European Patent Office (EPO) granted the company patent number EP1893747 (“Isolated Cells and Populations Comprising Same for the Treatment of CNS Diseases”).  These patents cover the production and use of the Company's proprietary stem cells induced to secrete significantly elevated levels of neurotrophic factors for the treatment of neurodegenerative diseases.  The Company intends to continue pursuing patent protection for its technologies across multiple jurisdictions.

Stock Split

On September 15, 2014, the Company filed a Certificate of Amendment of Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a one-for-fifteen reverse stock split of the Company’s common stock, par value $0.00005 per share (“Common Stock”), effective as of 11:59 p.m., Eastern time, September 15, 2014 (the “Reverse Stock Split”). The Reverse Stock Split had been approved by the Board of Directors on June 24, 2014 and by the Company’s stockholders at the Annual Meeting of Stockholders on August 14, 2014. On September 2, 2014, the Board of Directors authorized the Company to proceed with the Reverse Stock Split. Pursuant to the Reverse Stock Split, each fifteen shares of Common Stock of the Company were combined and were reclassified into one share of Common Stock of the Company, and the number of issued and outstanding shares of Common Stock of the Company was proportionally reduced, in both cases without any change to the authorized number of shares of Common Stock or in the par value of such shares. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were entitled to fractional shares received cash in lieu of receiving fractional shares at a rate of $4.2405 per share (the average of the closing trading prices of the Common Stock (as adjusted to reflect the reverse stock split) during regular trading hours for the five trading days immediately preceding the effective time of the Reverse Stock Split). The number of shares of the Company’s Common Stock subject to outstanding options and warrants issued by the Company were reduced proportionately and the respective exercise prices were increased proportionately to reflect the Reverse Stock Split. The number of shares reserved for issuance under the Company’s equity compensation plans were also reduced proportionately.

Nasdaq listing

The Company’s shares of Common Stock were approved for uplisting to the NASDAQ Capital Market, and commenced trading on the NASDAQ Capital Market when trading began on September 30, 2014. The Company’s Common Stock started trading under the ticker symbol "BCLI" when trading on Nasdaq commences and ceased to be temporarily be quoted as "BCLID" effective September 30, 2014.

Corporate Information

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 605 Third Avenue, 34th Floor, New York, New York 10158, and our telephone number is (646) 666-3188. We maintain an Internet website at http://www.brainstorm-cell.com. The information on our website is not incorporated into this report.

Results of Operations

For the period from inception (September 22, 2000) until September 30, 2014, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2018. The Company has incurred operating costs and other expenses of approximately $2,428,000 during the three months ended September 30, 2014.

Research and Development, net:

Research and development expenses, net for the three months ended September 30, 2014 and 2013 were $1,572,000 and $804,000, respectively. In addition, the Company’s grant from The Office of the Chief Scientist increased by $90,000 to $161,000 for the three months ended September 30, 2014 from $71,000 for the three months ended September 30, 2013.

The increase in research and development expenses for the three months ended September 30, 2014 is primarily due to an increase of $1,123,000, associated with the clinical trials in the US, to $1,218,000 for the three months ended September 30, 2014, compared to $95,000 for the three months ended September 30, 2013. This increase was partially offset by a decrease of $157,000 for the clinical trials in Israel, a decrease of $86,000 in payroll costs, a decrease of $22,000 in patents, rent and consulting fees, and an increase of $90,000 in CSO participation.

General and Administrative:

General and administrative expenses for the three months ended September 30, 2014 and 2013 were $856,000 and $272,000, respectively. The increase in general and administrative expenses for the three month period ended September 30, 2014 from the three month period ended September 30, 2013 is primarily due to: (i) an increase of $410,000 in stock-based compensation expenses, from income of $71,000 in the three months ended September 30, 2013 to expense of $339,000 in the three months ended September 30, 2014; (ii) an increase of $57,000 in payroll costs from $153,000 in the three months ended September 30, 2013 to $210,000 in the three months ended September 30, 2014, and (iii) an increase of $117,000 for IR PR costs, consulting fees, stock costs and other costs, from $190,000 in the three months ended September 30, 2013 to $307,000 in the three months ended September 30, 2014.

Financial Expenses:

Financial income for the three months ended September 30, 2014 was $9,000, compared to a financial expense of $5,000 for the three months ended September 30, 2013.

The financial income for the three months ended September 30, 2014 is mainly due to a financial income of $38,000 that is due to revaluation of certain warrants issued to investors in the Company’s August 2013 public offering ("2013 Warrants"). Certain 2013 Warrants contain anti-dilution provisions. Under generally accepted accounting principles, the anti-dilution provisions require those 2013 Warrants to be valued and classified as a warrant liability on the balance sheet, resulting in a reduction of stockholders’ equity. This warrant liability will be revaluated every quarter report. Income from revaluation was partially offset by a financial expense of $29,000.

Net Loss:

Net loss for the three months ended September 30, 2014 was $2,421,000, as compared to a net loss of $1,082,000 for the three months ended September 30, 2013. Net loss per share for the three months ended September 30, 2014 and September 30, 2013 were $0.16 and $0.10, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended September 30, 2014 was 15,158,411, compared to 10,948,208 for the three months ended September 30, 2013.

The increase in the weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was due to (i) the issuance of shares of common stock as part of the public offering in August 2013 and in June 2014, (ii) the exercise of warrants and options, (iii) exchange of warrants issued to certain investors as part of the public offering in August 2013, to shares of common stock, and (iv) the issuance of shares to service providers.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants and the issuance of convertible promissory notes. At September 30, 2014, the Company had $11,107,000 in total current assets and $2,395,000 in total current liabilities.

Net cash used in operating activities was $1,119,000 for the three months ended September 30, 2014. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash used in investing activities was $1,606,000 for the three months ended September 30, 2014.

Net cash provided by financing activities for the three months ended September 30, 2014 was $366,000.

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

There were no significant changes to our critical accounting policies during the quarter ended September 30, 2014. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 3, 2014, the Company issued to Rainbow Biotechnologies Sarl 7,144 shares of Common Stock (on a post-split basis) pursuant to an exercise of warrants issued under the August 2005 Consulting Agreement with Rainbow Biotechnologies Sarl, for an aggregate exercise price of $16. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering.  No underwriters were involved with the issuance of such securities.

On October 22, 2014, the Company issued to Hadasit Medical Research Services and Development Ltd. 8,889 shares of Common Stock (on a post-split basis) pursuant to the exercise of warrants issued under the April 2010 Agreement with Hadasit Medical Research Services and Development Ltd., for an aggregate exercise price of $6.67.  The issuance of these securities was effected without registration in reliance upon Regulation D promulgated under the Securities Act. No underwriters were involved with the issuance of such securities and no commissions were paid in connection with such transaction.

Item 5. Other Information.

During the quarter ended September 30, 2014, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

November 13, 2014	By:	/s/ Dr. Anthony Fiorino
Name: Dr. Anthony Fiorino Title: Chief Executive Officer (Principal Executive Officer)

November 13, 2014	By:	/s/ Liat Sossover
Name: Liat Sossover Title: Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated September 15, 2014, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated September 15, 2014.

4.1	Specimen Certificate of Common Stock of Brainstorm Cell Therapeutics Inc., incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated September 15, 2014.

10.3	Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated August 14, 2014.

10.4	Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated August 14, 2014.

10.5	Form of Incentive Stock Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated October 30, 2014.

10.6	Form of Nonstatutory Stock Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated October 30, 2014.

10.7	Form of Restricted Stock Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K dated October 30, 2014.

10.8	Form of Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K dated October 30, 2014.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ‡	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

‡	Furnished herewith

