Form 10-K
period 2014-12-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2015-03-26
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 001-36641

BRAINSTORM CELL
THERAPEUTICS INC.

(Exact Name of Registrant as specified in its charter)

Delaware	20-7273918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3 University Drive, Suite 320
Hackensack, NJ	07601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 488-0460

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.00005 par value	NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Act: None

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

Yes ☐  No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), was $67,525,553.

As of March 23, 2015, the number of shares outstanding of the registrant's common stock, $0.00005 par value per share, was 18,393,546.

BRAINSTORM CELL THERAPEUTICS INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2014

PART I

SPECIAL NOTE

Unless otherwise specified in this Annual Report on Form 10-K, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. and its potential future business operations and performance, including statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2015, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” Some of these are described under “Risk Factors” in this Annual Report. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements.   It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

Item 1. BUSINESS.

Company Overview

We are a biotechnology company developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease), Multiple Sclerosis (“MS”), and Parkinson’s disease (“PD”) among others. These diseases for the most part have no or limited treatment options and as such represent unmet medical needs. We believe that NurOwn®, our proprietary process for the propagation of Mesenchymal Stem Cells (“MSC”) and their differentiation into neurotrophic factor-(“NTF”) secreting cells (“MSC-NTF”), and their transplantation at, or near, the site of damage, offers the hope of more effectively treating neurodegenerative diseases. Our core technology was developed in collaboration with Prof. Eldad Melamed, former head of Neurology of the Rabin Medical Center and member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research and Prof. Daniel Offen of the Felsenstein Medical Research Center of Tel Aviv University. Our wholly-owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the “Israeli Subsidiary”), holds rights to commercialize the technology, through a licensing agreement with Ramot at Tel Aviv University Ltd. (“Ramot”), the technology transfer company of Tel Aviv University, Israel. We currently employ 16 employees in Israel and 2 in the United States.

Our Proprietary Technology

Our NurOwn® technology is based on a novel differentiation protocol which induces differentiation of the bone marrow-derived mesenchymal stem cells into neuron-supporting cells, MSC-NTF cells, capable of releasing several neurotrophic factors, including Glial-derived neurotrophic factor (“GDNF”), Brain-derived neurotrophic factor (“BDNF”), Vascular endothelial growth factor (“VEGF”) and Hepatocyte growth factor (“HGF”) which are critical for the growth, survival and differentiation of developing neurons. GDNF is one of the most potent survival factors known for peripheral neurons. VEGF and HGF have been reported to have important neuro-protective effects in ALS.

Our approach to treatment of neurodegenerative diseases with autologous adult stem cells includes a multi-step process beginning with harvesting of undifferentiated stem cells from the patient's own bone marrow, and concluding with transplantation of differentiated, neurotrophic factor-secreting mesenchymal stem cells (MSC-NTF) into the same patient – intrathecally and/or intramuscularly. Intrathecal (injection into the cerebrospinal fluid) transplantation consists of injection by a standard lumbar puncture; there is no need for a laminectomy, which is an invasive, orthopedic spine operation to remove a portion of the vertebral bone, as required by technologies in which cells are implanted directly into the spinal cord. Intramuscular (injection directly into muscle) transplantation is performed via a standard injection procedure as well.

Our proprietary, production process for induction of differentiation of human bone marrow derived mesenchymal stem cells into differentiated cells that produce NTF (MSC-NTF) for clinical use is conducted in full compliance with current Good Manufacturing Practice (“cGMP”).

Our proprietary technology is licensed to and developed by our Israeli Subsidiary.

The NurOwn® Transplantation Process

•	Bone marrow aspiration from patient;
•	Isolation and propagation of the mesenchymal stem cells;
•	Differentiation of the mesenchymal stem cells into neurotrophic-factor secreting (MSC-NTF) cells; and
•	Autologous transplantation into the patient’s spinal cord and/or muscle tissue.

Differentiation before Transplantation

The ability to induce differentiation of autologous adult mesenchymal stem cells into MSC-NTF cells before transplantation is unique to NurOwn®, making it the first-of-its-kind for treating neurodegenerative diseases.

The specialized cells secrete neurotrophic factors that may lead to:

•	Protection of existing motor neurons;
•	Promotion of motor neuron growth; and
•	Re-establishment of nerve-muscle interaction.

Autologous (Self-transplantation)

The NurOwn® approach is autologous, or self-transplanted, using the patient’s own stem cells. In autologous transplantation there is no risk of rejection and no need for treatment with immunosuppressive agents, which can cause severe and/or long-term side effects. In addition, the use of adult stem cells is free of controversy associated with the use of embryonic stem cells in some countries.

The ALS Program

NurOwn® is in clinical development for the treatment of ALS. It has been granted Fast Track designation by the U.S. Food and Drug Administration (the “FDA”) for this indication, and has been granted Orphan Status in both the United States and in Europe. We have completed two clinical trials of NurOwn® in patients with ALS at Hadassah Medical Center (“Hadassah”) in collaboration with Professor Dimitrios Karussis, who served as the principal investigator on these studies. We also have an agreement with Hadasit Medical Research Services and Development Ltd., a subsidiary of the Hadassah Medical Organization, pursuant to which Hadassah provides the Israeli Subsidiary with lab services relating to studies of NurOwn®. The first study, a Phase 1/2 safety and efficacy study of NurOwn® in ALS patients administered either intramuscularly or intrathecally, was initiated in June 2011 after receiving approval from the Israeli Ministry of Health (“MoH”). In March 2013, Professor Karussis presented some of the data from this trial at the American Academy of Neurology Annual Meeting. The trial results demonstrated the safety of NurOwn® as well as signs of efficacy on both the ALS Functional Rating Score (“ALSFRS-R”) and Forced Vital Capacity (“FVC”).

In January 2013, the Israeli MoH approved the second study, a Phase 2a combined (intramuscular and intrathecal) treatment, dose-escalating trial, which we also conducted at Hadassah in collaboration with Prof. Karussis. On September 27, 2013, we announced that we had completed treatment of 12 patients in our ALS Phase 2a NurOwn® dose-escalating clinical trial. An interim safety summary for the first 12 patients in the study was submitted to the Hadassah Medical Center Ethical Committee about two month after transplantation of the 12th patient. On December 10, 2013, we announced that Prof. Karussis presented some of his preliminary findings from this trial at the 24th International Symposium on ALS/MND in Milan, Italy. In June 2014, Professor Karussis presented interim data from this study at the Joint Congress of European Neurology in Istanbul, Turkey. The last follow-up visits in this study occurred in September 2014. On January 5, 2015, the Company presented final top line data from this study in a press release and investor conference call. The results of this study confirmed the safety profile observed in the earlier Phase 1/2 trial, with the vast majority of adverse events being low-grade. There were two deaths and two serious adverse events, all of which were deemed by the investigators to be unrelated to treatment. Subjects in this study showed a meaningful reduction in the rate of disease progression for the 3 and 6 months after treatment, compared to the three months prior to treatment. The Company expects to present additional results from this study at one or more medical conferences and to publish the results in a medical journal in 2015.

In December 2013, the Company submitted an Investigational New Drug (“IND”) application to the FDA for NurOwn® in ALS, and on April 28, 2014, the FDA approved commencement of the Company’s randomized, double-blind, placebo controlled multi-center Phase 2 clinical trial of NurOwn® in ALS patients. On June 6, 2014, the Company announced that this clinical trial began, with the enrollment of the first patient at Massachusetts General Hospital in Boston, Massachusetts. The trial is also being conducted at the University of Massachusetts Memorial Hospital in Worcester, Massachusetts and the Mayo Clinic in Rochester, Minnesota. For this study, NurOwn® production occurs at the Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute in Boston, Massachusetts and at the Human Cellular Therapy Lab at the Mayo Clinic. This study is designed to enroll 48 patients randomized in a 3:1 ratio to receive NurOwn® or placebo. Results from this trial are not expected until 2016. In February 2015, the Company announced that the Data Safety Monitoring Board (“DSMB”) for the multi-center U.S. Phase 2 clinical trial reviewed the safety data collected through a cutoff date in January 2015, and did not find any lab abnormalities, adverse events or significant protocol deviations that would be cause for concern and therefore approved continuation of the trial as planned.

Future development of NurOwn® in ALS will require additional clinical trials, including the administration of repeated doses to ALS patients enrolled in those trials.  The design and timing of subsequent clinical trials in ALS is currently under review by the Company.

Future Development Plans

 In addition to its active clinical program in ALS, the Company is reviewing the potential clinical development of NurOwn® in other neurodegenerative disorders, such as Parkinson’s disease, Huntington’s disease, and multiple sclerosis. The Company is also conducting preclinical research in additional neurologic disease areas, including autism.

In addition, the Company is engaged in a number of research initiatives to improve the scale and efficiency of NurOwn® production and to improve the stability of NurOwn®, which is currently produced in clean room facilities close to the clinical trial sites, where the cells are administered to patients. In January 2013, we announced the development of a proprietary method for cryopreservation, or freezing, of cells, which will enable long-term storage, and production of repeat patient doses of NurOwn® without the need for additional bone marrow aspirations. We believe that cryopreservation will enable us to create a personalized NurOwn® stem cell bank for each patient, for ongoing, repeated treatments. We are planning to use cryopreserved cells in a future clinical trial that will involve administration of multiple doses of NurOwn®.

We are also engaged in collaboration with Octane Biotech Inc. (“Octane”), a Canadian firm that focuses on culture systems for cell and tissue therapy, to develop a NurOwn® bioreactor. On June 27, 2014, the Company announced that this collaboration has successfully developed a sophisticated Alpha prototype of the NurOwn® Bioreactor, utilizing a customized disposable cartridge that is dedicated to the intricacies of the Company's NurOwn® process.  Based on this first working prototype, the Company and Octane are advancing to the next stage of development with a goal of eventually qualifying a bioreactor for full clinical use.

Corporate Information

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 3 University Plaza Drive, Suite 320, Hackensack, NJ 07601, and our telephone number is (201) 488-0460. We maintain an Internet website at http://www.brainstorm-cell.com. The information on our website is not incorporated into this Annual Report on Form 10-K.

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

Recent Developments

Securities Offerings

On April 25, 2014, the Company entered into agreements with certain holders of warrants originally issued in the Company’s August 16, 2013 public offering (the “2013 Warrants”) to exchange outstanding 2013 Warrants entitling the holders to purchase an aggregate of 777,470 shares of our common stock, par value $0.00005 per share (the “Common Stock”) for an aggregate of 388,735 unregistered shares of Common Stock.

On May 27, 2014, the Company entered into agreements with certain holders of 2013 Warrants to repurchase outstanding 2013 Warrants entitling the holders to purchase an aggregate of 333,235 shares of Common Stock, for an aggregate of approximately $600,000. Each share of Common Stock issuable pursuant to the 2013 Warrants was repurchased for a $1.80 cash payment by the Company per Warrant Share. Warrants participating in the redemption were cancelled and of no further force and effect.

In May 2014, certain holders of 2013 Warrants that did not participate in either the above exchange or redemption and whose 2013 Warrants remain outstanding, waived anti-dilution provisions of their 2013 Warrants.

On June 19, 2014, the Company, pursuant to a June 13, 2014 securities purchase agreement entered into with a group of investors, including several healthcare-focused funds (the “Investors”), effected a private placement of Common Stock and warrants to purchase Common Stock. The Company received gross proceeds of $10.5 million, resulting from the issuance and sale of 2.8 million shares of Common Stock at a price per share of $3.75. The Investors received warrants to purchase up to 2.8 million shares of Common Stock at an exercise price of $5.22 per share (the “2014 Warrants”). The shares of Common Stock issued in the private placement and underlying the 2014 Warrants were registered with the SEC effective July 24, 2014.

On January 8, 2015, holders of 2014 Warrants to purchase an aggregate of approximately 2.5 million shares of our Common Stock exercised their warrants which resulted in approximately $13 million in proceeds to the Company. As part of this exercise of warrants, we issued new warrants to the holders to purchase up to an aggregate of 3.8 million shares of Common Stock at an exercise price of $6.50.

Reverse Stock Split and NASDAQ Listing

A reverse stock split of the Company’s shares of Common Stock by a ratio of 1-for-15 was effected on September 15, 2014 at 11:59 p.m. pursuant to an amendment to the Company’s Certificate of Incorporation approved by the stockholders of the Company on August 14, 2014. Unless otherwise indicated, all share numbers and exercise prices in this Annual Report on Form 10-K are split-adjusted.

The Company’s shares of Common Stock were approved for uplisting to the NASDAQ Capital Market, and commenced trading on the NASDAQ Capital Market when trading began on September 30, 2014. The Company’s Common Stock trades under the ticker symbol “BCLI.”

Governmental Grants

In February 2014, we were awarded a $0.6 million, non-dilutive grant, from the Israeli Office of the Chief Scientist (“OCS”) for 2014. In December 2014, we were awarded an additional $1.7 million, non-dilutive grant, from the OCS for 2015. Since 2007, we have received a total of $4,200,000 in grants from the OCS.

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

The OCS research committee may, in special cases, approve the transfer abroad of know-how or any right thereof, derived from research and development conducted under the Approved Plan in Israel, in exchange for receiving know-how from the party abroad; provided, however, that such exchange is towards joint and new research and development.

The OCS research committee may, in special cases and on grounds to be recorded, approve a request to transfer outside of Israel, the manufacturing or the rights to manufacture a product developed within the framework of the Approved Plan; provided, however, that in exchange for such approval, the OCS shall be entitled to, inter alia, payment of increased royalties due to the transfer of such manufacturing rights.

Chief Executive Officer

The Company appointed Tony Fiorino, M.D., Ph.D. as its Chief Executive Officer, effective June 9, 2014.

Company Business Strategy

Our business strategy is to develop and commercialize NurOwn® as a treatment for one or more neurodegenerative diseases. To this end, our efforts are currently directed to several areas in research, development and manufacturing. The ALS program represents our lead indication and is the most advanced in development, hence much of the Company’s focus is on this program. Important tasks include the continued execution of the US randomized, double-blind, placebo controlled Phase 2 study, which we expect to complete enrollment in 2015. We are also preparing our Phase 2a results for presentation and publication in 2015. Finally, we are making preparations to begin a multi-dose study in ALS patients in Israel in 2015. Beyond ALS, we are seeking to move additional programs into clinical development. To that end, we are reviewing our existing preclinical data, initiating research in new areas like autism, and engaging with regulatory and scientific experts to determine the most attractive clinical opportunities. With regard to manufacturing, as noted above, several ongoing research projects and our collaboration with Octane have a goal of increasing the scale and efficiency of NurOwn® production. Our current strategy is designed to allow the Company to be in a position to run larger, registrational studies in the most efficient time frame possible. We may choose to seek a strategic partnership with a pharmaceutical or biotechnology company to support the execution of a registrational clinical program.

Our business model calls for significant investments in research and development. Our research and development expenditures (i) in 2014 (before participation by the OCS) were $6,116,000, which included $69,000 in stock-based compensation and (ii) in 2013 (before participation by the OCS) were $4,030,000, which included $51,000 in stock-based compensation.

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

Mesenchymal stem cells (“MSCs”) are a type of stem cell that can be obtained easily from adults and used for both autologous (cells administered back to the same person from whom they were harvested) and allogeneic (cells administered to a person different than the person from whom the cells were harvested) approaches. MSCs are “multipotent” cells that can produce more than one type of specialized cell of the body, such as bone, fat, cartilage, and other types of cells. They secrete factors that promote tissue repair, and decrease inflammatory and immune reactions. The bone marrow is an invaluable source of MSCs and can be accessed through a simple procedure of aspiration. We believe that human MSCs, which are capable of in vitro growth and expansion and multipotent differentiation, are a preferable source of therapeutic stem cells.

Neurodegenerative Diseases

Studies of neurodegenerative diseases suggest that symptoms that arise in afflicted individuals are secondary to defects in neuron cell function and neural circuitry. To date, systemic drug delivery approaches have not been effective in the treatment of these diseases possibly due to the blood-brain-barrier. Consequently, alternative approaches for treating neurodegenerative diseases have been attempted, such as transplantation of cells capable of replacing or supplementing the function of damaged neurons at the site of damage. For such cell replacement therapy to work, implanted cells must survive and integrate, both functionally and structurally, within the damaged tissue.

Amyotrophic Lateral Sclerosis (ALS)

ALS, often referred to as “Lou Gehrig's disease,” is a progressive neurodegenerative disease that affects nerve cells in the brain and the spinal cord. Motor neurons reach from the brain to the spinal cord and from the spinal cord to the muscles throughout the body. The progressive degeneration of the motor neurons in ALS leads to progressive weakness, respiratory failure and eventually, to death, with a median survival for ALS patients is just 3-4 years from the onset of symptoms. Across the world, the prevalence of ALS is approximately 4-7 per 100,000. It is estimated that as many as 30,000 Americans have the disease at any given time, with a similar number afflicted in Europe. Estimated annual treatment costs for advanced stage patients can be as high as $200,000 (Source: Alliance for Regenerative Medicine).

Treatment decisions are typically determined by the patient's symptoms and the stage of the disease. Some medications used for ALS patients include:

·	Riluzole – the only medication approved by the FDA to treat ALS. Riluzole extends the time to death or ventilation by several months; however it has not been shown to improve the daily functioning of ALS patients;

·	Neurodex – approved by the FDA for the treatment of pseudo-bulbar affect, a type of emotional lability that sometimes develops in ALS patients, as well as in patients with other neurological diseases.

·	Baclofen or diazepam – not FDA-approved for ALS but sometimes used to control muscle spasms, stiffness or tightening (spasticity) that interfere with daily activities; and

·	Trihexyphenidyl or amitriptyline – not FDA-approved for ALS but sometimes used to treat patients who have excess saliva or secretions, and emotional changes.

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

MS can cause blurred vision, slurred speech, tremors, numbness, extreme fatigue, and problems with memory and concentration. Most MS patients experience muscle weakness in their extremities and difficulty with coordination and balance.  These symptoms may be severe enough to impair walking or even standing. In the worst cases, MS can produce partial or complete paralysis. Most commonly, the course of MS is waxes and wanes (“relapsing-remitting MS”), with progressive forms of the disease somewhat less common.

There are currently over 2.5 million people with MS worldwide, with roughly 800,000 of these in the U.S. and Europe. Over 10,000 new cases are diagnosed annually in the U.S., with the majority of these in women between the ages of 20 and 50. Annual treatment costs for MS can be as much as $34,000 a year per patient.

Treatment of MS focuses on symptom management, treatment of attacks, and reduction of disease progression. There are a variety of disease-modifying treatments FDA-approved for relapsing-remitting MS; however, patients with progressive forms of MS have limited treatment options.

Parkinson’s Disease (PD)

PD is a chronic, progressive disorder in which dopamine-producing neurons residing in the Substantia Nigra region of the brain undergo degeneration ond eventually die, resulting in progressive impairment in movement and gait and eventually, leading to dementia. The cause of the disease is unknown.

Over 6.3 million people worldwide suffer from PD, of whom about one million are in the United States. Most people are diagnosed with the disease between the ages of 55 and 65 and about 85% of people with PD are over the age of 65. Prevalence of PD is increasing in line with the general aging of the population. The total economic burden of the disease has been estimated by the National Parkinson Foundation to exceed $14 billion annually in the U.S. alone.

Treatment of PD primarily comprises dopamine replacement, either directly (levodopa), with dopamine mimetics or by inhibition of its breakdown. These treatments focus on treating the symptoms of the disease and are not a cure for PD. Levodopa has a propensity to cause serious motor response complications with long-term use. Moreover, effective drug dosage often requires gradual increase, leading to more adverse side effects and eventual resistance to its therapeutic action. This greatly limits patient benefit. Therefore, physicians and researchers have sought levodopa-sparing strategies in patients with early-stage disease to delay the need for levodopa.

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

Intellectual Property

Patents:

On March 4, 2014, we were granted a U.S. Patent (No. 8,663,987) for our “Mesenchymal Stem Cells for the Treatment of CNS Diseases” (serial number 12/994,761) patent application. This patent relates to our proprietary stem cells induced to secrete large quantities of neurotrophic factors for the treatment of neurodegenerative diseases.  A divisional patent application therefrom was issued as US Patent 8,900,574 on December 2, 2014.

On February 11, 2014, the U.S. Patent and Trademark Office (“USPTO”) granted US patent, 8,647,874 for the patent application entitled "Isolated Cells and Populations Comprising Same for the Treatment of CNS Diseases." This patent relates to the production method of the Company's proprietary stem cells induced to secrete large quantities of neurotrophic factors for the treatment of neurodegenerative diseases.  On September 3, 2014, the European Patent Office (“EPO”) issued corresponding patent 1893747, which is currently validated in: CH, CZ, DE, DK, ES, FR, GB, IE, IT and NL.

On January 22, 2015, we received a Notice of Allowance from Israel’s Patent Office for our patent application No. 209604 titled “Isolated Population of Cells, Methods of Generating Same, and Uses Thereof in the Treatment of CNS Diseases."

We have pending patent applications as follows:

A.    The Israeli Subsidiary is the sole owner of United States Provisional patent application Serial No. 61/679,822, filed August 6, 2012, entitled "Methods of Generating Mesenchymal Stem Cells Which Secrete Neurotrophic Factors.” This application has now been filed as International Application No.: PCT IL2013/050660 and is currently pending as National Phase in the US, EU, Israel, Canada, Brazil and Japan.

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

  The Israeli Subsidiary is the sole owner of United States Provisional patent application Serial No. 61/938,172, filed February 11, 2014, entitled "Methods Qualifying Cells.” This application has now been filed as International Application No.: PCT/IL2015/050159

B.     The Israeli Subsidiary is co-owner, with Ramot, in the invention entitled “Mesenchymal Stem Cells for the Treatment of CNS Diseases”, filed as a PCT application on May 26, 2009, currently pending as National Phase patent applications in the following countries:

•	Europe: Serial No. 09754337.5
•	Europe: Serial No. 13164650.7
•	Hong Kong: Serial No. 11107062.5
•	Hong Kong: Serial No. 13109415.3

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

C.    The Israeli Subsidiary is the licensee of the following patent applications owned by Ramot under terms set forth in the Second Ramot Agreement and the Assignment Agreement, as follows:

1. Invention entitled “Isolated Cells and Populations Comprising Same for the Treatment of CNS Diseases”, filed as a PCT application on June 18, 2006, currently pending as National Phase patent application in the US, Serial No.14/173,846.

This invention is directed to an isolated human cell and populations thereof comprising at least one astrocytic phenotype and at least one mesenchymal stem cell phenotype, wherein the mesenchymal stem cell phenotype is not an astrocytic phenotype; an isolated human cell comprising at least one mesenchymal stem cell phenotype and at least one astrocytic structural phenotype, wherein the mesenchymal stem cell phenotype is not an astrocytic structural phenotype; or an isolated human cell comprising at least one mesenchymal stem cell phenotype and at least one astrocytic functional phenotype, wherein the mesenchymal stem cell phenotype is not an astrocytic functional phenotype. Also taught is a method of generating astrocyte-like cells expressing S100 beta, glial fibrillary acidic protein (GFAP), glutamine synthetase, GLAST, GLTI and glial derived neurotrophic factor (GDNF) comprising (a) culturing mesenchymal stem cells in a medium comprising human epidermal growth factor (hEGF) and human basic fibroblast growth factor (hbFGF); and (b) incubating the mesenchymal stem cells in a differentiating medium comprising platelet derived growth factor (PDGF) and human neuregulin 1-b1, thereby generating astrocyte-like cells. Another disclosed method of generating astrocyte-like cells teaches (i) incubating mesenchymal stem cells in a medium comprising hEGF and hbFGF to generate cells predisposed to generate into astrocyte-like cells; and (ii) incubating the predisposed cells in a differentiating medium comprising PDGF and human neuregulin 1-b1, thereby generating astrocyte-like cells.

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

Trademarks:

We have registered the trademark NUROWN (application no. 85154891, filed October 18, 2010) for use in connection with “compositions of cells derived from stem cells for medical purposes; stem cells for medical purposes.” US Trademark No. 4641441 for NUROWN was registered on November 18, 2014.

The patent applications, as well as relevant know-how and research results are licensed from Ramot. We intend to work with Ramot to protect and enhance our mutual intellectual property rights by filing continuations and divisional patent applications. New discoveries arising in the course of research and development within the Company were and will be patented by us independently.

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

After our failure to meet the amended payment schedule and subsequent negotiations, on December 24, 2009, we entered into a Letter Agreement and an amended agreement to the Second Ramot Agreement (collectively, the “Letter Agreement”) with Ramot, pursuant to which, among other things, Ramot agreed to: (i) release us from our obligation to fund three years of additional research (which would have totaled $1,140,000) and (ii) accept conversion of certain research payments due in the amount of $272,000 into 74,666 shares of our Common Stock. Pursuant to the Letter Agreement, we agreed, among other things, to: (i) reimburse Ramot for outstanding patent-related expenses; and (ii) abandon our rights in certain joint patent rights and patents of Ramot in certain countries.

As of February 2011, Ramot had sold the 74,666 shares of Common Stock of the Company for approximately $235,000 and we paid the remaining $5,000 due to Ramot. To date there is no additional debt to Ramot.

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

Government Regulations and Supervision

Government Regulation and Product Approval

Once fully developed, we intend to market our bone marrow derived differentiated neurothrophic-factor secreting cell products, NurOwn®, for autologous transplantation in patients by neurosurgeons in medical facilities in the U.S., Europe, Japan and the Pacific Rim. We plan to submit a biologics license application (“BLA”) in the United States from the development of NurOwn® for the treatment of ALS patients. We initiated the regulatory process with a Pre-IND meeting with the FDA in September 2012, and submitted our IND application in December 2013. We have retained expert regulatory consultants to assist us in our approaches to the FDA.

In January 2013, the EMA Committee for Advanced Therapies classified NurOwn® as an Advanced Therapy Medicinal Product.

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

During the development of a new drug or biologic, a sponsor may be able to request a Special Protocol Assessment, or SPA, the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. An SPA is intended to provide assurance that if the agreed upon clinical trial protocol is followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of a BLA or an NDA. However, an SPA is not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, SPAs are not binding on the FDA if previously unrecognized public health concerns arise during the performance of the clinical trial, other new scientific concerns regarding the product candidate’s safety or efficacy arise, or if the sponsoring company fails to comply with the agreed upon clinical trial protocol.

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

FDA Review of Biologics License Applications and New Drug Applications

The FDA reviews all BLAs and NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept a BLA or an NDA for filing. In this event, the BLA or NDA must be re-submitted with the additional information. The re-submitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has ten months in which to complete the initial review of a standard BLA or NDA and respond to the applicant and six months for a priority BLA or NDA. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs or NDAs. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure, and potent and the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, purity and potency. Before approving an NDA or BLA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements, and additionally, in the case of biologics in accordance with cGTP guidelines, and adequate to assure consistent production of the product within required specifications. The FDA may refer the NDA or BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. An advisory committee is a panel of independent experts who provide advice and recommendations when requested by the FDA on matters of importance that come before the agency. The FDA is not bound by the recommendation of an advisory committee.

The approval process is lengthy and difficult and the FDA may refuse to approve a BLA or NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA or BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. However, orphan product designation does provide the potential for a period of exclusivity and we may be eligible for grant funding of up to $400,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.

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

In February 2011, we received Orphan Drug Designation for NurOwn® for the treatment of ALS in the United States. In July 2013, we received Orphan Medicinal Product Designation for NurOwn® for the treatment of ALS from the European Commission. Orphan designation grants a 10-year marketing exclusivity in the EU for the designated indication, as well as several other regulatory incentives.

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

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug or biological candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs and biologics, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Sales and Marketing

We intend to establish and maintain fully-equipped cGMP-certified Cell-Processing Centers in strategic locations to conduct NurOwn® production and distribution over the broadest geographic area. Each Cell-Processing Center would receive an initial bone marrow sample of the patient, harvested at a medical center. The patient’s MSC cells would be isolated and expanded, in order to produce an initial dose of NurOwn® cells. A master cell bank for each individual patient would be cryopreserved and maintained for production of subsequent, future NurOwn® doses on a long-term basis for future treatments. These doses would be produced as needed and transported to the medical centers, where they would then be transplanted back into the patient.

We intend to seek partnering opportunities with a strategic partner as we progress towards advanced clinical development and commercialization.

Competition

There are a number of clinical trials underway for potential treatments for ALS, of which only two are stem cell-based trials being conducted by other commercial entities. One is US-based Neuralstem (CUR), which is currently conducting a Phase 2 trial for its allogeneic, human (fetal) spinal cord derived neural stem cells. The other is Corestem, a Korean company, which is currently conducting two Phase 1 stem cell-based clinical trials. One is a recently launched Phase 1 trial with allogeneic bone marrow derived mesenchymal stem cells, and a previous trial, which is not actively recruiting, is with autologous, bone marrow-derived mesenchymal stem cells. There is little public information available about Corestem. Five non-stem cell-based companies are undergoing Phase 1/2, Phase 2 or Phase 3 clinical trials for ALS. A number of academic institutions are also developing treatment candidates for ALS.

Employees

We currently have 18 employees, 16 of whom are full-time. None of our employees is represented by a labor union.

Additional Information

We maintain a website at www.brainstorm-cell.com. We make available through our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the SEC. We also similarly make available, free of charge through our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act. We are not including the information contained at www.brainstorm-cell.com or at any other Internet address as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Item 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward-looking statements in this report and those made from time to time by us through our senior management are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues, earnings or financial results or concerning project plans, performance, or development of products and services, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements, except as required by applicable securities laws and regulations. If any of the following risks actually occurs, our financial condition and operating results could be materially adversely affected.

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

We expect that the net proceeds from the June 2014 private placement and the exercise of certain June 2014 warrants pursuant to a January 8, 2015 Warrant Exercise Agreement will be sufficient to meet our obligations through the completion of our Phase 2 clinical trial in the United States. However, additional capital may be required or the Company will need to reduce its operating costs in order to finance the Company’s operations beyond the current plans or if there are unanticipated significant increases in costs over the next 12 months.

Should we raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges (including registrations rights) senior to those of the rights of our Common Stock and our stockholders will experience additional dilution.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

As described in Note 1 of our 2014 financial statements incorporated herein by reference, our auditors in their audit opinion have expressed concern with respect to our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

If our NurOwn® treatment candidate does not demonstrate safety and efficacy sufficient to obtain regulatory approval, it will not receive regulatory approval and we will be unable to market it.

The therapeutic treatment development and regulatory approval process is expensive, uncertain and time-consuming. The timing of any future regulatory approval, if any, for our NurOwn® treatment candidate cannot be accurately predicted. We do not expect to receive regulatory approval for any of our product candidates until at least 2018, if ever. If we fail to obtain regulatory approval for our NurOwn® treatment candidate, we will be unable to market and sell it and we may never be profitable.

As part of the regulatory process, we must conduct clinical trials, including Phase 2 and Phase 3 clinical trials, for our NurOwn® treatment candidate to demonstrate safety and efficacy in humans to the satisfaction of the FDA and regulatory authorities in other countries.

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

Specifically, we are currently comparing our NurOwn® treatment candidate against placebo. There is no other active therapy for ALS. While comparisons of outcomes to results from other reported clinical trials can provide some insight into the efficacy of our NurOwn® treatment candidate, there are many factors that affect the outcome of clinical trials, some of which are not apparent in published reports, and results from two different trials cannot always be reliably compared.

Part of our business in the foreseeable future will be based on technology licensed from Ramot and if this license were to be terminated upon failure to make required royalty payments in the future, we would need to change our business strategy and we may be forced to cease our operations.

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

As a development stage company, we are in the early stages of executing our business plan. We had no operational revenues for the fiscal years ended December 31, 2014 or December 31, 2013. Our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. We are currently in the process of introducing the Company to strategic partners. In the upcoming three years, the Company will focus on clinical trials. We are unable at this time to foresee when we will generate operational revenues from strategic partnerships or otherwise. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have an adverse impact on our working capital, total assets and stockholders’ equity, and we may never achieve profitability.

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

If serious or unexpected adverse side effects are identified during the development of our NurOwn® treatment candidate, we may need to abandon or limit its development.

If patients treated with our NurOwn® treatment candidate suffer serious or unexpected adverse effects, we may need to abandon its development or limit development to certain uses or subpopulations in which these effects are less prevalent, less severe or more acceptable from a risk-benefit perspective.

The field of stem cell therapy is relatively new and our development efforts may not yield an effective treatment of human diseases.

Our intended cell therapeutic treatment methods for ALS involve a new approach that has not yet been proven to work in humans. We are currently conducting a Phase 2 placebo-controlled clinical trial for ALS, which, together with other stem cell therapies, may ultimately prove ineffective in treatment of human diseases. If we cannot successfully implement our NurOwn® stem cell therapy in human testing, we would need to change our business strategy and we may be forced to cease our operations.

Our NurOwn® treatment candidate is based on a novel technology, which may raise development issues that we may not be able to resolve, regulatory issues that could delay or prevent approval or personnel issues that may keep us from being able to develop our treatments.

Regulatory approval of treatment candidates that utilize novel technology such as ours can be more expensive and take longer than for other treatments that are based on more well-known or more extensively studied technology, due to our and the regulatory agencies’ lack of experience with them. This may lengthen the regulatory review process, require us to perform additional studies, including clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions. For example, the differentiated cell component of our NurOwn® treatment candidate is a complex biologic product that is manufactured from the patient’s own bone marrow that must be appropriately harvested, isolated, expanded and differentiated so that its identity, strength, quality, purity and potency may be characterized prior to release for treatment. No differentiated cell treatment for ALS has yet been approved for marketing by the FDA or any other regulatory agency. The tests that we use to make identity, strength, quality, purity and potency determinations on our NurOwn® treatment candidate may not be sufficient to satisfy the FDA’s expectations regarding the criteria required for release of products for patient treatment and the regulatory agency may require us to employ additional testing measures for this purpose, which could require us to undertake additional testing and/or additional clinical trials.

The novel nature of our NurOwn® treatment candidate also means that fewer people are trained in or experienced with treatments of this type, which may make it difficult to recruit, hire and retain capable personnel for the research, development and manufacturing positions that will be required to continue our development and commercialization efforts.

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

None of our product candidates have received regulatory approval for commercial sale yet. We do not expect to receive regulatory approval for any of our product candidates until at least 2018, if ever.

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

Our NurOwn® treatment candidate, even if approved, may not be accepted in the marketplace; therefore, we may not be able to generate significant revenue, if any.

Even if our NurOwn® treatment candidate is approved for sale, physicians and the medical community may not ultimately use it or may use it only in applications more restricted than we anticipate. Our NurOwn® treatment candidate, if successfully developed, will compete with a number of traditional products manufactured and marketed by major pharmaceutical and biotechnology companies. Our NurOwn® treatment candidate may also compete with new products currently under development by such companies and others. Physicians will prescribe a treatment only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is beneficial as compared to other products currently available and in use. Physicians also will prescribe a product based on their traditional preferences. Many other factors influence the adoption of new products, including patient perceptions and preferences, marketing and distribution restrictions, adverse publicity, product pricing, views of thought leaders in the medical community and reimbursement by government and private payers. Any of these factors could have a material adverse effect on our business, financial condition, and results of operations.

Adoption of our NurOwn® treatment candidate for the treatment of patients with ALS, or other neurodegenerative diseases, even if approved, may be slow or limited. If our NurOwn® treatment candidate does not achieve broad acceptance as a treatment option for ALS, or other neurodegenerative diseases, our business would be harmed.

If approved, the rate of adoption of our NurOwn® treatment candidate as a treatment for ALS, or other neurodegenerative diseases, and the ultimate sales volume for our treatment, will depend on several factors, including educating treating physicians on how to use our NurOwn® treatment candidate. Our NurOwn® treatment candidate utilizes individualized stem cell therapy, which is significantly different from the pharmacological approach currently used to treat neurodegenerative diseases. Acceptance of our NurOwn® treatment candidate by treating physicians may require us to provide them with extensive education regarding the mechanism of action of our treatment, the method of delivery of the treatment, expected side effects and the method of monitoring patients for efficacy and follow-up. In addition, the manufacturing and delivery processes associated with our treatment will require treating physicians to adjust their current treatment of patients, which may delay or prevent market adoption of our NurOwn® treatment candidate as a preferred therapy, even if approved.

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

A key aspect of our business strategy is to establish strategic relationships in order to expand or complement our research and development or commercialization capabilities, and to reduce the cost of research and development. There can be no assurance that we will enter into such relationships, that the arrangements will be on favorable terms or that such relationships will be successful. If we are ultimately successful in executing our strategy of securing collaborations with companies that would undertake advanced clinical development and commercialization of our products, we may not have day-to-day control over their activities. Any such collaborator may adhere to criteria for determining whether to proceed with a clinical development program under circumstances where we might have continued such a program. Potential collaborators may have significant discretion in determining the efforts and amount of resources that they dedicate to our collaborations or may be unwilling or unable to fulfill their obligations to us, including their development and commercialization. Potential collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or other development of our products. They may also not properly maintain or defend our intellectual property rights or they may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability. Potential collaboration partners may have the right to terminate the collaboration on relatively short notice and if they do so or if they fail to perform or satisfy their obligations to us, the development or commercialization of products would be delayed and our ability to realize any potential milestone payments and royalty revenue would be adversely affected.

We will need to develop or acquire additional capabilities in order to commercialize our NurOwn® treatment candidate, if approved for sale, and we may encounter unexpected costs or difficulties in doing so.

We will need to acquire additional capabilities and effectively manage our operations and facilities to successfully pursue and complete future research, development and, if our NurOwn® treatment candidate receives regulatory approval, commercialization efforts. Currently, we have no experience in preparing applications for marketing approval, commercial-scale manufacturing, managing of large-scale information technology systems or managing a large-scale distribution system. We will need to add personnel and expand our capabilities, which may strain our existing managerial, operational, regulatory compliance, financial and other resources. To do this effectively, we must:

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

We have never manufactured our NurOwn® treatment candidate at commercial scale and there can be no assurance that it can be manufactured in compliance with regulations at a cost or in quantities necessary to make it commercially viable.

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

Furthermore, we must supply all necessary documentation, including product characterization and process validation, to regulatory authorities in support of our BLA on a timely basis and must adhere to cGMP regulations and current Good Tissue Practices (“GTP”) enforced by the regulatory authority through its facilities inspection program. We have not fully characterized our NurOwn® treatment candidate and have not validated our manufacturing process. If the FDA determines that the products used in our clinical trials are not sufficiently characterized, we may be required to repeat all or a portion of our clinical trials. If our facilities cannot pass a pre-approval plant inspection, the regulatory approval of the treatment candidates will not be granted.

We are subject to significant regulation with respect to manufacturing of our NurOwn® treatment candidate.

All entities involved in the preparation of a therapeutic biological for clinical trials or commercial sale are subject to extensive regulation. Our NurOwn® treatment candidate must be manufactured in accordance with cGMP and GTP before it can be used in our clinical trials or approved for commercial sale. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational treatment candidates and treatments, including treatment component characterization and process validation, approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party suppliers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our NurOwn® treatment candidate. If any inspection or audit of our manufacturing facilities identifies a failure to comply with applicable regulations, or if a violation of applicable regulations occurs independent of an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed on us or third parties with whom we contract could materially harm our business.

Lack of coordination internally among our employees and externally with physicians, hospitals and third-party suppliers and carriers, could cause manufacturing difficulties, disruptions or delays and cause us to not meet our expected clinical trial requirements or potential commercial requirements.

Manufacturing our NurOwn® treatment candidate requires coordination internally among our employees and externally with physicians, hospitals and third-party suppliers and carriers. For example, a patient’s physician or clinical site will need to coordinate with us for the shipping of a patient’s bone marrow to our manufacturing facility, and we will need to coordinate with them for the shipping of the treatment components to them. Such coordination involves a number of risks that may lead to failures or delays in manufacturing our NurOwn® treatment candidate, including:

•	failure to obtain a sufficient supply of key raw materials of suitable quality;
•	difficulties in manufacturing our treatment candidates for multiple patients simultaneously;
•	difficulties in obtaining adequate patient-specific material, such as bone marrow samples, from physicians;
•	difficulties in completing the development and validation of the harvested cells required to ensure the consistency of our NurOwn® treatment candidate;
•	failure to ensure adequate quality control and assurances in the manufacturing process as we increase production quantities;
•	difficulties in the timely shipping of patient-specific materials to us or in the shipping of the treatment candidates to the treating physicians due to errors by third-party carriers, transportation restrictions or other reasons;
•	loss or destruction of, or damage to, patient-specific materials or our NurOwn® treatment candidate during the shipping process due to improper handling by third-party carriers, hospitals, physicians or us;
•	loss or destruction of, or damage to, patient-specific materials or our NurOwn® treatment candidate during storage at our facilities; and
•	loss or destruction of, or damage to, patient-specific materials or our NurOwn® treatment candidate stored at clinical and future commercial sites due to improper handling or holding by clinicians, hospitals or physicians.

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

We face competition in our efforts to develop cell therapies and other treatment or procedures to cure or slow the effects of ALS and other neurodegenerative diseases. Among our competitors are companies that are involved in the fetal-derived cell transplants or embryonic stem cell derived cell therapy and companies developing adult stem cells. Other companies are developing traditional chemical compounds, new biological drugs, cloned human proteins and other treatments, which are likely to impact the markets that we intend to target. Some of our competitors possess longer operating histories and greater financial, managerial, scientific and technical resources than we do and some possess greater name recognition and established customer bases. Some also have significantly more experience in preclinical testing, human clinical trials, product manufacturing, the regulatory approval process and marketing and distribution than we do.

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

Given the specialized nature of cell therapy and the fact that it is a young field, there is an inherent scarcity of experienced personnel in the field. Our success depends on a significant extent to the continued services of certain highly qualified scientific and management personnel. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel. We do not have key person life insurance on our key personnel. The future success of the Company also depends upon our ability to attract and retain additional qualified personnel (including medical, scientific, technical, commercial, business and administrative personnel) necessary to support our anticipated growth, develop our business, and maintain appropriate licensure, on acceptable terms. There can be no assurance that we will be successful in attracting or retaining personnel required by us to continue and grow our operations. The loss of a key employee, the failure of a key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could result in our inability to continue to grow our business or to implement our business strategy, or may have a material adverse effect on our business, financial condition and results of operations.

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

We may expend our limited resources to pursue our NurOwn® treatment candidate or a specific indication for its use and fail to capitalize on treatment candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we have focused development of our NurOwn® treatment candidate for use in patients with ALS. As a result, we may forego or delay pursuit of opportunities with other treatment candidates or for other indications that later prove to have greater commercial potential. Our spending on current and future research and development efforts on our NurOwn® treatment candidate for this indication may not yield a commercially viable treatment. Our resource allocation decisions also may cause us to fail to capitalize on a viable commercial treatment, a more viable indication or profitable market opportunities.

We have based our research and development efforts on our NurOwn® treatment candidate. Notwithstanding our large investment to date and anticipated future expenditures in our NurOwn® treatment candidate, we have not yet developed, and may never successfully develop, any marketed treatments using this approach. As a result of pursuing the development of our NurOwn® treatment candidate, we may fail to develop treatment candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success.

Our long-term business plan is to develop our NurOwn® treatment candidate for the treatment of neurodegenerative diseases, such as ALS, MS and PD. Even if we successfully develop our NurOwn® treatment candidate for use in one indication, we may not be successful in our efforts to identify or discover additional indications for it. Clinical programs to develop new indications for our NurOwn® treatment candidate will require substantial technical, financial and human resources. These development programs may initially show promise in identifying potential treatment indications, yet fail to obtain regulatory approval for commercial sale.

If we do not accurately evaluate the commercial potential or target market for our NurOwn® treatment candidate, we may relinquish valuable rights to that treatment through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

We currently have relationships with academic and industry consultants and subcontractors who are not directly employed by us, and we may enter into additional relationships of such nature in the future. We have limited control over the activities of these consultants and can expect only limited amounts of their time to be dedicated to our activities. These persons may have consulting, employment or advisory arrangements with other entities that may conflict with or compete with their obligations to us. Our consultants typically sign agreements that provide for confidentiality of our proprietary information and results of studies. However, in connection with every relationship, we may not be able to maintain the confidentiality of our technology, the dissemination of which could hurt our competitive position and results of operations. To the extent that our scientific consultants develop inventions or processes independently that may be applicable to our proposed products, disputes may arise as to the ownership of the proprietary rights to such information, we may expend significant resources in such disputes and we may not win those disputes.

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

ACCBT holds equity participation rights and other rights that could affect our ability to raise funds.

Pursuant to the Subscription Agreement with ACCBT Corp. (“ACCBT”), a company under the control of Mr. Chaim Lebovits, our President, we granted ACCBT the right to acquire additional shares of our Common Stock whenever we issue additional shares of Common Stock or other securities of the Company, or options or rights to purchase shares of the Company or other securities directly or indirectly convertible into or exercisable for shares of the Company (including shares of any newly created class or series). This participation right could limit our ability to enter into equity financings and to raise funds from third parties. ACCBT is entitled to purchase its pro rata share of any additional securities we offer, so that its percentage ownership of the Company remains the same after any such issuance of additional securities. Such additional securities will be offered to ACCBT at the same price and on the same terms as the other investors in the transaction. ACCBT will have 30 days from the date of our notice to ACCBT of any intended transaction, to decide whether it wishes to exercise its participation rights in the transaction. We also are prohibited from taking certain corporate actions without the consent of ACCBT, including issuing shares, acquiring or divesting assets and making payment of cash compensation over $60,000 per year. Further, ACCBT also has the right to appoint a majority of our Board of Directors. In connection with the Subscription Agreement, we entered into a registration rights agreement with ACCBT pursuant to which we granted piggyback registration rights to ACCBT. In addition, we issued ACCBT warrants to purchase up to 2,016,666 shares of Common Stock, of which 2,016,666 warrants are presently outstanding. The outstanding warrants contain cashless exercise provisions, which permit the cashless exercise of up to 50% of the underlying shares of Common Stock. 672,222 of such warrants have an exercise price of $3.00 and the remainder have an exercise price of $4.35. We registered 1,920,461 shares of Common Stock and 2,016,666 shares of Common Stock underlying the ACCBT Warrants on registration statement No. 333-201705 dated January 26, 2015 pursuant to ACCBT’s registration rights. ACCBT has waived its participation rights and anti-dilution rights with respect to issuances that were made on or prior to January 8, 2015. In March 2014, we entered into an agreement with ACCBT according to which ACCBT waived certain anti-dilution rights. On May 25, 2014, the Company entered into a Warrant Amendment Agreement with ACCBT, pursuant to which the expiration date of each Warrant held by ACCBT was extended until November 5, 2017, in consideration of ACCBT having provided a series of waivers of their rights, including the anti-dilution rights waiver.

You may experience difficulties in attempting to enforce liabilities based upon U.S. federal securities laws against us and our non-U.S. resident directors and officers.

Our principal operations are located through our subsidiary in Israel and our principal assets are located outside the U.S. Our Chief Financial Officer and some of our directors are foreign citizens and do not reside in the U.S. It may be difficult for courts in the U.S. to obtain jurisdiction over our foreign assets or these persons and as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our directors or executive officers in U.S. courts. Thus, should any situation arise in the future in which you have a cause of action against these persons or entities, you are at greater risk in investing in our Company rather than a domestic company because of greater potential difficulties in bringing lawsuits or, if successful, collecting judgments against these persons or entities as opposed to domestic persons or entities.

If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations or prevent fraud, and investor confidence and the market price of our Common Stock may be materially and adversely affected.

As a public company in the United States, we are subject to the reporting obligations under the U.S. securities laws. The SEC, as required under Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules requiring every public company to include a report of management on the effectiveness of such company’s internal control over financial reporting in its annual report. In prior years, management has identified material weaknesses in our internal control over financial reporting. If any of our prior material weaknesses recurs, or if we identify additional weaknesses or fail to timely and successfully implement new or improved controls, our ability to assure timely and accurate financial reporting may be adversely affected, and we could suffer a loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the trading price of our shares of Common Stock, result in lawsuits being filed against us by our stockholders, or otherwise harm our reputation. If material weaknesses are identified in the future, it could be costly to remediate such material weaknesses, which may adversely affect our results of operations. In addition, our auditor is not required to attest to the effectiveness of our internal controls over financial reporting due to our status of qualifying as a smaller reporting company. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our share price.

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

Our executive offices and United States corporate headquarters are located at 3 University Drive, Suite 320, Hackensack, NJ 07601 ("the Headquarters").

In October 2014, we entered into a lease agreement for the Headquarters, according to which we leased approximately 220 square meters of office space for a term of 63 months commencing October 1, 2014. Rent is paid on a monthly basis in the amount of approximately U.S. $4,300.

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

On November 11, 2012, the Israeli Subsidiary entered into an amendment to the Lease Agreement, pursuant to which the Lease Term (including the First Option and the Second Option) was extended by an additional five years, through March 31, 2018. After three years, we will have the right to cancel the agreement with 6 months’ notice. Rent is paid on a monthly basis in the amount of NIS 40,000 (approximately U.S. $10,000).

We expanded our Petach Tikva facility in 2008 to include an animal research facility.

As part of the clinical trials with Hadassah, we pay $31,250 per month for rental and operation of clean room facilities at Hadassah facilities in Jerusalem.

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

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is currently traded on the Nasdaq Capital Market under the symbol “BCLI”. The following table contains information about the range of high and low sales prices for our Common Stock.

Quarter Ended	High	Low

December 31, 2014	$4.94	$2.81
September 30, 2014	$5.70	$3.35
June 30, 2014	$5.70	$3.45
March 31, 2014	$5.55	$2.55
December 31, 2013	$3.45	$1.50
September 30, 2013	$3.90	$2.25
June 30, 2013	$3.75	$2.85
March 31, 2013	$4.05	$3.30

The source of these high and low prices was the OTCQB Marketplace for all periods prior to September 24, 2014, and thereafter the Nasdaq Capital Market. The high and low prices listed have been rounded up to the next highest two decimal places. All sales prices are adjusted to reflect our September 15, 2014 one-for-fifteen reverse stock split.

Record Holders

As of January 30, 2015, there were approximately 51 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

On January 11, 2012, we issued 8,333 shares of our Common Stock to E.H.O. Consulting and Holdings Ltd. in connection with its exercise of a warrant to purchase Common Stock previously issued. The exercise price paid upon exercise of the warrant was $0.015 per share for a total of $125, which has been received by us. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

On April 13, 2012, pursuant to the April 2010 agreement with Hadasit, we issued a warrant to purchase up to 2,222 shares of our Common Stock at an exercise price of $0.00075 per share, exercisable for a period of 10 years, to Hadasit Medical Research Services and Development Ltd. The issuance of these securities was effected without registration in reliance upon Regulation D promulgated under the Securities Act. No underwriters were involved with the issuance of such securities and no commissions were paid in connection with such transaction. On October 22, 2014, Hadasit paid the exercise amount and exercised the warrants.

On April 22, 2012, we issued 55,648 shares of our Common Stock to Yossef Levy in connection with his exercise of a warrant to purchase Common Stock previously issued. The exercise price paid upon exercise of the warrant was $0.15 per share for a total of $8,347, which has been received by us. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

On July 19, 2012, we issued a 2-year warrant to purchase up to 32,931 shares of our Common Stock with an exercise price equal to $5.22 per share, to Maxim Group LLC, pursuant to our Placement Agency Agreement with Maxim Group LLC dated as of July 19, 2012. These securities were issued without registration pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act. In July 2014, this warrant was cancelled and no longer valid.

On July 19, 2012, we issued a 30-month warrant to purchase up to 15,517 shares of our Common Stock with an exercise price equal to $4.35 per share, to Leader Underwriters (1993) Ltd, pursuant to our Placement Agency Agreement with Leader Underwriters (1993) Ltd dated as of July 19, 2012. These securities were issued without registration pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act. These warrants were exercised in January 2015. The exercise price of $67,500 has been received by us.

On January 16, 2013, we issued 4,800 and 9,600 shares of Common Stock to Dani Offen and Eldad Melamed, respectively, for consulting services. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

On February 4, 2013, we issued 8,407 shares of Common Stock to Aaron Lasry in accordance with a settlement agreement with Mr. Lasry. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

On February 7, 2013, we issued 55,555 shares of Common Stock at a purchase price of $4.50 per share (for a total purchase price of $250,000) and a 32-month warrant to purchase up to 55,556 shares of our Common Stock with an exercise price equal to $7.50 per share to E.E.B Investments and Holdings (2009) Ltd. and pursuant to a Securities Purchase Agreement with E.E.B Investments and Holdings (2009) Ltd. dated February 7, 2013. These securities were issued without registration pursuant to the exemption afforded by Regulation S promulgated under the Securities Act. No underwriters were involved with the issuance of these securities and no commissions were paid in connection with this transaction.

In March 2013, we issued 16,666 shares of Common Stock to Emerging Markets Consulting, LLC for consulting, marketing and public relations services pursuant to our March 2013 Agreement with Emerging Markets Consulting, LLC. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

In March 2013, we issued 10,000 shares of Common Stock to LifeSci Advisors, LLC for consulting, marketing and public relations services pursuant to our March 2013 Agreement with LifeSci Advisors, LLC. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

On April 13, 2013, pursuant to the April 2010 agreement with Hadasit, we issued a warrant to purchase up to 2,222 shares of our Common Stock at an exercise price of $0.00075 per share, exercisable for a period of 10 years, to Hadasit Medical Research Services and Development Ltd. The issuance of these securities was effected without registration in reliance upon Regulation D promulgated under the Securities Act. No underwriters were involved with the issuance of such securities and no commissions were paid in connection with such transaction. On October 22, 2014, Hadasit paid the exercise amount and exercised the warrants.

On March 24, 2014, the Company issued 12,000 and 24,000 shares of Common Stock to Dani Offen and Eldad Melamed, respectively, for consulting services. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering.  No underwriters were involved with the issuance of such securities.

On April 13, 2014, pursuant to the April 2010 agreement with Hadasit, the Company issued a warrant to purchase up to 2,222 shares of its Common Stock at an exercise price of $0.00075 per share, exercisable for a period of 10 years, to Hadasit Medical Research Services and Development Ltd. The issuance of these securities was effected without registration in reliance upon Regulation D promulgated under the Securities Act. No underwriters were involved with the issuance of such securities and no commissions were paid in connection with such transaction. As a result of the April 25, 2014 termination of the Hadasit Agreement, any outstanding and unvested grants made pursuant to the Agreement ceased to vest, and the grant shall be valid until and may be exercised only on or before October 25, 2014.

On April 25, 2014 (the “Effective Date”), the Company entered into agreements with certain holders of 2013 Warrants to exchange outstanding 2013 Warrants entitling the holder to purchase an aggregate of 777,470 shares of Common Stock for an aggregate of 388,735 unregistered shares of Common Stock. On the Effective Date, each share of Common Stock issuable pursuant to the 2013 Warrants (the “Warrant Shares”) was exchanged for shares of unregistered Common Stock equal to one-half (0.5) of the number of Warrant Shares (the “Exchange Shares”), provided that in the event the number of Exchange Shares resulted in a fractional number it was rounded up to the nearest whole share. As of the Effective Date, the 2013 Warrants were cancelled and of no further force and effect. The offer and sale of the Exchange Shares were made in reliance upon the exemption from registration provided for by Rule 506 of Regulation D promulgated under the Securities Act.  No form of general solicitation or general advertising was used by the Company, or any representative of the Company, in connection with the offer or sale of the Exchange Shares. No underwriters were involved with the issuance of the Exchange Shares and no commissions were paid in connection with the exchange.  Each of the investors represented to the Company that they are an accredited investor.

On June 19, 2014, we issued 2.8 million shares of Common Stock at a price per share of $3.75 and warrants to purchase up to 2.8 million shares of Common Stock at an exercise price of $5.22 per share to a group of investors, including several healthcare-focused funds, pursuant to the Securities Purchase Agreement dated June 13, 2014 between the Company and the investors. The Company received gross proceeds of $10.5 million. The warrants were exercisable immediately upon closing of the private placement and have a term of three (3) years. Maxim Group LLC acted as sole placement agent (the “Placement Agent”) for the private placement. In connection with the private placement, the Company paid the Placement Agent a cash fee equal to 6.9% of the gross proceeds of the private placement, as well as fees and expenses of the Placement Agent of $35,000. In addition, the Company issued to the Placement Agent a 5-year warrant to purchase up to 84,000 shares of Common Stock, with an exercise price equal to $4.50. The issuance of the shares, the warrants and the Placement Agent warrant was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. The Company made this determination based on the representations that each party is an “accredited investor” within the meaning of Rule 501 of Regulation D and has access to information about the Company and its investment.

In June and in July 2014, the Company issued to several investors 150,651 shares of Common Stock pursuant to the exercise of warrants issued in the July 19, 2012 fund raising. The issuance of these securities was effected without registration in reliance upon Regulation D promulgated under the Securities Act. No underwriters were involved with the issuance of such securities and no commissions were paid in connection with such transaction.

On July 9, 2014, the Company issued to Avi Szenberg 6,666 shares of Common Stock pursuant to an agreement with Mr. Szenberg for marketing services provided to the Company. The issuance of these securities was effected without registration in reliance upon Regulation D promulgated under the Securities Act. No underwriters were involved with the issuance of such securities and no commissions were paid in connection with such transaction.

On July 28, 2014, the Company issued to Thomas B. Rosedale 10,752 shares of Common Stock pursuant to an agreement with BRL Law Firm LLC for legal services provided to the Company. The issuance of these securities was effected without registration in reliance upon Regulation D promulgated under the Securities Act. No underwriters were involved with the issuance of such securities and no commissions were paid in connection with such transaction.

On September 3, 2014, the Company issued to Rainbow Biotechnologies Sarl 7,144 shares of Common Stock pursuant to an exercise of warrants issued under the August 2005 Consulting Agreement with Rainbow Biotechnologies Sarl, for an aggregate exercise price of $16,000. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering.  No underwriters were involved with the issuance of such securities.

On October 22, 2014, the Company issued to Hadasit Medical Research Services and Development Ltd., 8,889 shares of Common Stock pursuant to the exercise of warrants issued under the April 2010 Agreement with Hadasit Medical Research Services and Development Ltd. The issuance of these securities was effected without registration in reliance upon Regulation D promulgated under the Securities Act. No underwriters were involved with the issuance of such securities and no commissions were paid in connection with such transaction.

On January 8, 2015, pursuant to a Warrant Exercise Agreement (the “Exercise Agreement”), holders of warrants to purchase an aggregate of approximately 2.5 million shares of the Company’s Common Stock, at an exercise price of $5.22 per share (the “2014 Warrants”), issued in a private placement to accredited investors that was consummated on June 13, 2014, agreed to exercise their 2014 Warrants in full and the Company agreed to issue new warrants to the holders to purchase up to an aggregate of approximately 3.8 million unregistered shares of Common Stock at an exercise price of $6.50 (the “New Warrants”). The Company received an aggregate of approximately $13 million in proceeds from the exercises of the 2014 Warrants (the “Exercise Proceeds”). Maxim Group LLC (“Maxim”) acted as solicitation agent for the Exercise Agreement. In connection with the Exercise Agreement, the Company agreed to pay Maxim a cash fee equal to 6.0% of the Exercise Proceeds, as well as fees and expenses of Maxim of $20,000. In addition, the Company issued Maxim a warrant to purchase up to approximately 38,000 shares of Common Stock (equal to 1.5% of the exercised 2014 Warrants) upon substantially the same terms as the New Warrants (the “Maxim Warrant”). The Company filed a registration statement covering the resale of the additional shares of Common Stock underlying the New Warrants and the Maxim Warrant (together the “Warrants”) on January 26, 2015. The Warrants have not been registered under the Securities Act, or state securities laws. The issuance of the Warrants is exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. The Company made this determination based on the representations that each party is an “accredited investor” within the meaning of Rule 501 of Regulation D.

Item 6.	SELECTED FINANCIAL DATA

Not required.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We are a biotechnology company developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as ALS, MS, and PD among others. These diseases for the most part have no or limited treatment options and as such represent unmet medical needs. We believe that NurOwn®, our proprietary process for the propagation of MSC and their differentiation into neurotrophic factor-secreting cells, and their transplantation at, or near, the site of damage, offers the hope of more effectively treating neurodegenerative diseases. Our core technology was developed in collaboration with Prof. Eldad Melamed, former head of Neurology of the Rabin Medical Center and member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research and Prof. Daniel Offen of the Felsenstein Medical Research Center of Tel Aviv University. Our wholly-owned Israeli Subsidiary holds rights to commercialize the technology, through a licensing agreement with Ramot. We currently employ 16 employees in Israel and 2 in the United States.

Results of Operations

For the period from inception (September 22, 2000) until December 31, 2014, the Company did not generate any revenues from operations. The Company does not expect to earn revenues from operations until at least 2018, if ever. In addition, the Company incurred operating costs and expenses of approximately $7,419,000 during the year ended December 31, 2014.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures (i) in 2014 (before participation by the OCS) were $6,116,000, which included $69,000 in stock-based compensation and (ii) in 2013 (before participation by the OCS) were $4,030,000, which included $51,000 in stock-based compensation. Research and development expenses, net for the year ended December 31, 2014 and 2013 were $4,772,000 and $2,917,000, respectively. In addition, our grant from the OCS increased by $231,000 to $1,344,000 for the year ended December 31, 2014 from $1,113,000 for the year ended December 31, 2013.

The increase in research and development expenses is primarily due to (i) an increase of $2,877,000 to $3,854,000 for the year ended December 31, 2014, from $977,000 for the year ended December 31, 2013 for costs of activities related to commencement of the U.S. Clinical Trial including IND submission, fees to PRC Clinical and FDA Consultant, purchase and validation of cleanroom equipment at DFCI and Mayo Clinic, adaptation of cleanroom facility at DFCI, and on-site technology transfer training to DFCI cleanroom personnel; and (ii) an increase in stock-based compensation expenses of $18,000 in the year ended December 31, 2014 to $69,000, compared to $51,000 for the year ended December 31, 2013. This increase was offset by: (i) a decrease of $538,000 in costs associated with the clinical trials, conducted in accordance with GMP in Hadassah, for an aggregate amount of $895,000 for the year ended December 31, 2014, compared to $1,433,000 for the year ended December 31, 2013; (ii) a decrease of $237,000 in payroll costs; (iii) an increase of $231,000 in OCS participation from $1,113,000 in the year ended December 31, 2013 to $1,344,000 in the year ended December 31, 2014; and (iv) a decrease of $34,000 for consultants, travel and other from $590,000 in the year ended December 31, 2013 to $556,000 in the year ended December 31, 2014.

General and Administrative

General and administrative expenses for the years ended December 31, 2014 and 2013 were $2,649,000 and $2,126,000, respectively. The increase in general and administrative expenses for the year ended December 31, 2014, is mainly due to: (i) an increase of $278,000 in stock-based compensation expenses, from $767,000 in the year ended December 31, 2013 to $1,045,000 in the year ended December 31, 2014; (ii) an increase of $44,000 in payroll costs due to recruitment of a CEO during 2014; (iii) an increase of $238,000 for rent, consultants, PR stock costs and others from $711,000 in the year ended December 31, 2013 to $949,000 in the year ended December 31, 2014. This increase was partially offset by a decrease of $37,000 in depreciation and travel costs from $67,000 in the year ended December 31, 2013 to $30,000 in the year ended December 31, 2014.

Financial Expenses

Financial expenses for the year ended December 31, 2014 was $1,825,000 compared to income of $144,000 for the year ended December 31, 2013.The financial expenses for year ended December 31, 2014 is mainly due to a financial expense of $1,743,000 that is due to revaluation of certain warrants issued to investors in the August 2013 public offering ("2013 Warrants"). Certain 2013 Warrants contain anti-dilution provisions. Under generally accepted accounting principles, the anti-dilution provisions require those 2013 Warrants to be valued and classified as a warrant liability on the balance sheet, resulting in a reduction of stockholders’ equity. On January 6, 2015, the remaining 2013 Warrants, that did not participate in the redemption and that did not provide a waiver of their anti-dilution rights, exercised their warrants. Therefore, the liability related to the 2013 Warrants has been cancelled.

On April 25, 2014, the Company exchanged some of the 2013 Warrants, entitling the holders to purchase an aggregate of 777,470 shares of Common Stock, in exchange for 388,735 unregistered shares of Common Stock.

On March 24, 2014, ACCBT and ACC International Holdings Ltd. agreed to irrevocably waive all anti-dilution rights contained in all issued and outstanding warrants to purchase Company Common Stock held by ACCBT Corp. or ACC International Holdings Ltd.

On May 25, 2014, the Company entered into a Warrant Amendment Agreement (the “Amendment”) with ACCBT, pursuant to which the expiration date of each Warrant held by ACCBT was extended until November 5, 2017, in consideration of ACCBT having provided a series of waivers of their rights, including anti-dilution rights. ACCBT and the Company are party to a Subscription Agreement, dated as of July 2, 2007, a related Registration Rights Agreement and warrants to purchase up to an aggregate of 2,016,666 shares of Company Common Stock, and related documents (all of the foregoing documents together as amended to date, the “ACCBT Documents”). Pursuant to the Amendment, the ACCBT Documents were amended to reflect the extension of the warrants’ expiration date.

On May 27, 2014, the Company entered into agreements with certain holders of 2013 Warrants to repurchase certain then outstanding 2013 Warrants for an aggregate of approximately $600,000 (the “Redemption”). Each share of Common Stock issuable pursuant to the repurchased 2013 Warrants was repurchased for $1.80 cash payment by the Company per Warrant Share (the “Redemption Amount”) and Warrants participating in the Redemption were cancelled and of no further force and effect. In connection with the Redemption, certain holders of 2013 Warrants which did not participate in the Redemption and whose 2013 Warrants will therefore remain outstanding, have waived anti-dilution provisions of their 2013 Warrants.

The financial income for the year ended December 31, 2013 is mainly due to income from revaluation of warrants of $174,000 and income from interest receivable from a bank deposit that were offset by conversion exchange rates and bank charges.

Net Loss

Net loss for the year ended December 31, 2014 was $9,246,000, as compared to a net loss of $4,899,000 for the year ended December 31, 2013. Net loss per share for the year ended December 31, 2014 was $0.68, compared to net loss per share of $0.46 for the year ended December 31, 2013.

The increase in the net loss for the year ended December 31, 2014 is due to (i) an increase in the progress of clinical trials conducted in GMP facilities in Hadassah and the U.S. Clinical Trial, and (ii) an increase in payroll costs, and (iii) an increase in stock-based compensation expenses. This increase was partially offset by an increase in OCS grants.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the year ended December 31, 2014 was $13,662,758, compared to $10,738,131 for the year ended December 31, 2013.

The increase in the weighted average number of shares of Common Stock used in computing basic loss per share for the year ended December 31, 2014 was due to: (i) the issuance of shares of Common Stock in a private placement in June 2014, as described in more detail below and in a public offering in August 2013, (ii) the exercise of options and warrants, and (iii) the issuance of shares to service providers.

Liquidity and Capital Resources

We have financed our operations since inception primarily through public and private sales of our Common Stock and warrants and the issuance of convertible promissory notes. As of December 31, 2014, we had $9,578,000 in total current assets and $3,113,000 in total current liabilities.

Net cash used in operating activities was $4,487,000 for the year ended December 31, 2014. Cash used for operating activities in the year ended December 31, 2014 was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash used in investing activities was $4,450,000 for the year ended December 31, 2014.

Net cash provided by financing activities was $9,685,000 for the year ended December 31, 2014 and is primarily attributable to the 2014 Private Placement, as discussed below.

On June 13, 2014, we entered into a securities purchase agreement with a group of investors, including several healthcare-focused funds (the “Investors”) to effect a private placement (the “2014 Private Placement”) of the Company’s Common Stock and warrants to purchase Common Stock. On June 19, 2014, upon the closing of the 2014 Private Placement, we received gross proceeds of $10.5 million, resulting from the issuance and sale of 2.8 million shares of Common Stock at a price per share of $3.75, a 15% discount to the 30 day volume-weighted average price of $4.41. The Investors also received warrants to purchase up to 2.8 million shares of Common Stock at an exercise price of $5.22 per share (the “2014 Warrants”). The 2014 Warrants were exercisable immediately upon closing of the 2014 Private Placement and have a term of three (3) years.

On January 8, 2015, the Company signed an agreement according to which the Company issued 2.5 million shares of Common Stock, pursuant to the exercise of the 2014 Warrants for consideration of $13.3 million dollars. In addition, the Company granted new warrants to the warrant holders to purchase up to an aggregate of approximately 3.8 million unregistered shares of Common Stock at an exercise price of $6.50.

Maxim Group LLC (“Maxim”) acted as solicitation agent for the exercise of the 2014 Warrants on January 8, 2015, for a cash fee equal to 6.0% of the exercise proceeds, as well as fees and expenses of Maxim of $20,000. In addition, the Company will issue Maxim a warrant to purchase up to approximately 38,000 shares of Common Stock (equal to 1.5% of the exercised 2014 Warrants) upon substantially the same terms as the new warrants.

Our material cash needs for the next 12 months will include payments of (i) costs of the clinical trial in the U.S., (ii) employee salaries, (iii) payments expected for the upcoming multi-dose clinical trial, (iv) $31,250 per month to Hadassah for rent and operation of the GMP facilities, and (v) fees to our consultants and legal advisors, patents, and fees for facilities to be used in our research and development.

Future operations are expected to be highly capital intensive and will require substantial capital raisings. We expect that the net proceeds of the 2014 Private Placement and the proceeds from exercise of warrants on January 8, 2015 will be sufficient to meet our obligations in the upcoming 12 months.

If we are not able to raise substantial additional capital, we may not be able to continue to function as a going concern and may have to cease operations or the Company will reduce its costs, including curtailing its current plan to pursue larger clinical trials in ALS and move new indications into clinical testing. We will be required to raise a substantial amount of capital in the future in order to reach profitability and to complete the commercialization of our products. Our ability to fund these future capital requirements will depend on many factors, including the following:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BRAINSTORM CELL THERAPEUTICS Inc.

We have audited the accompanying consolidated balance sheet of BRAINSTORM CELL THERAPEUTICS Inc. and its subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statement of income, stockholders' deficiency, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is engaged in the development of stem cell therapeutic products, and to date has not generated any revenues from such activities. The resulting operating losses raise substantial doubts about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of' these uncertainties.

Brightman Almagor Zohar & Co.

Certified Public Accountants

A Member of Deloitte Touche Tohmatsu Limited

Tel Aviv, Israel

March 25, 2015

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data and exercise prices)

	December 31,
	2014	2013
	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	4,251	3,503
Short-term deposit	4,290	-
Account receivable (Note 5)	1,005	910
Prepaid expenses	32	33
Total current assets	9,578	4,446

Long-Term Assets:
Prepaid expenses	20	22
Total long-term investments	20	22

Property and Equipment, Net (Note 6)	313	258

Total assets	9,911	4,726

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade payables	1,542	228
Accrued expenses	1,347	877
Other accounts payable	224	227
Total current liabilities	3,113	1,332

Long-Term Liabilities:
Warrants issued to investors (Note 8(b)(1)(f))	123	655
Total long-term liabilities	123	655

Total liabilities	3,236	1,987

Stockholders' Equity:
Stock capital: (Note 8)	11	8
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at December 31, 2014 and December 31, 2013; Issued and outstanding:
15,281,497 and 11,750,881 shares at December 31, 2014 and December 31, 2013 respectively.
Additional paid-in-capital	68,317	55,138
Accumulated deficit	(61,653)	(52,407)
Total stockholders' equity	6,675	2,739

Total liabilities and stockholders' equity	9,911	4,726

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands

(Except share data and exercise prices)

	Year ended
	December 31,
	2014	2013
	U.S. $ in thousands

Operating costs and expenses:

Research and development, net (Note 9)	$4,772	$2,917
General and administrative	2,649	2,126

Total operating costs and expenses	7,421	5,043

Financial expenses (income), net	1,825	(144)

Operating loss	9,246	4,899

Taxes on income (Note 10)	-	-

Net loss	$9,246	$4,899
Basic and diluted net loss per share from continuing operations	0.68	0.46

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	13,662,758	10,738,131

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data and exercise prices)

				Additional		Total
	Common stock			paid-in	Accumulated	stockholders'
	Number	Amount		capital	deficit	equity

Balance as of December 31, 2012	10,005,644	$7		$51,483	$(47,508)	$3,982

Stock-based compensation related to warrants and stock granted to service providers	53,980			197	-	197
Stock-based compensation related to stock and options granted to directors and employees	50,666			674	-	674
Issuance of shares for public offering	1,568,628	1		2,496	-	2,497
Issuance of shares for private placement	55,555		(*)	250	-	250
Conversion of convertible loans	8,408	-		30	-	30
Exercise of options	8,000		(*)	8	-	8
Net loss	-	-		-	(4,899)	(4,899)

Balance as of December 31, 2013	11,750,881	$8		$55,138	$(52,407)	$2,739

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data and exercise prices)

				Additional		Total
	Common stock			paid-in	Accumulated	stockholders'
	Number	Amount		capital	deficit	equity

Balance as of December 31, 2013	11,750,881	$8		$55,138	$(52,407)	$2,739

Stock-based compensation related to warrants and stock granted to service providers	53,419	-		198	-	198
Stock-based compensation related to stock and options granted to directors and employees	50,667	-		1,024	-	1,024
Issuance of shares for private placement	2,800,000	3		9,551	-	9,554
Stock issued for warrants exchange	388,735		(*)	1,633	-	1,633
Warrants liability classified as equity	-	-		42	-	42
Exercise of warrants	180,018		(*)	701	-	701
Exercise of options	57,777		(*)	30		30
Net loss	-	-		-	(9,246)	(9,246)

Balance as of December 31, 2014	15,281,497	$11		$68,317	$(61,653)	$6,675

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(Except share data and exercise prices)

	Year ended
	December 31,
	2014	2013
	U.S. $ in thousands

Cash flows from operating activities:

Net loss	$(9,246)	$(4,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	106	97
Stock based compensation related to shares and warrants granted to service providers	198	227
Stock-based compensation related to options granted to employees	1,024	674

Increase in accounts receivable and prepaid expenses	(93)	(155)

Increase (decrease) in trade payables	1,314	(130)

Increase in other accounts payable and accrued expenses	467	306

Revaluation of warrants	1,743	(174)

Total net cash used in operating activities	$(4,487)	$(4,054)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(Except share data and exercise prices)

	Year ended
	December 31,
	2014	2013
	U.S. $ in thousands
Cash flows from investing activities:
Purchase of property and equipment	(161)	(108)
Changes in short-term deposit	(4,290)	2,769
Investment in lease deposit	1	(5)
Total net cash provided by (used in) investing activities	$(4,450)	$2,656
Cash flows from financing activities:
Proceeds from issuance of Common stock, net	9,554	3,576
Proceeds from exercise of warrants and options	731	8
Redemption of warrants in cash	(600)	-
Total net cash provided by financing activities	9,685	3,584

Increase (decrease) in cash and cash equivalents	748	2,186

Cash and cash equivalents at the beginning of the period	3,503	1,317

Cash and cash equivalents at end of the period	$4,251	$3,503

Non-cash financing activities:
Stock issued for warrants exchange	1,633	-
Warrants liability classified as equity	42	-

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

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

C.	On October 25, 2004, the Company formed a wholly-owned subsidiary in Israel, Brainstorm Cell Therapeutics Ltd. ("BCT").

D.	On November 18, 2004, the Company changed its name from Golden Hand Resources Inc. to Brainstorm Cell Therapeutics Inc. to better reflect its new line of business in the development of novel cell therapies for neurodegenerative diseases. BCT, as defined above, owns all operational property and equipment.

The Common Stock is publicly traded on the NASDAQ Capital Market ("Nasdaq") under the symbol "BCLI" (See Note 1(W)).

E.	In October 2010, the Israeli Ministry of Health (“MOH”) granted clearance for a Phase I/II clinical trial using the Company’s autologous NurOwn® stem cell therapy in patients with amyotrophic lateral sclerosis (“ALS”), subject to some additional process specifications as well as completion of the sterility validation study for tests performed.

On February 23, 2011, the Company submitted, to the MOH, all the required documents. Following approval of the MOH, a Phase I/II clinical study for ALS patients using the Company’s autologous NurOwn® stem cell therapy (the “Clinical Trial”) was initiated in June 2011.

F.	In February 2011, the U.S. Food and Drug Administration (“FDA”) granted orphan drug designation to the Company’s NurOwn® autologous adult stem cell product for the treatment of ALS.

G.	On February 19, 2013, Brainstorm Ltd established a wholly-owned subsidiary, Brainstorm Cell Therapeutics UK Ltd. (“Brainstorm UK”). Brainstorm UK acts on behalf of the parent Company in the EU.

H.	On February 21, 2013, Brainstorm UK filed a request for Orphan Medicinal Product Designation by the European Medicine Agency (EMA) for its Autologous Bone Marrow derived Mesenchymal Stem cells Secreting Neurotropic factors (MSC-NTF, NurOwn®). On July 17, 2013, the European Commission granted Orphan Drug Designation to the Company’s NurOwn® autologous adult stem cell product for the treatment of ALS.

I.	On March 14, 2013, the Company signed a definitive agreement with the Mayo Clinic in Rochester, Minnesota to conduct its Phase II clinical trial of NurOwn® in ALS pending FDA approval. In addition, Mayo's Human Cell Therapy Laboratory will manufacture the NurOwn® cells for their clinical trial participants.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 1 - GENERAL (Cont.):

J.	Effective April 3, 2013, the Company entered into an agreement with Dana-Farber Cancer Institute (“Dana-Farber”) to provide cGMP-compliant clean room facilities for production of the Company’s NurOwn® stem cell candidate during its Phase II ALS trial in the United States. The Company’s Phase II trial, is conducted at Massachusetts General Hospital (“MGH”), the University of Massachusetts (“UMass”) Hospital and the Mayo Clinic. The Connell and O'Reilly Cell Manipulation Core Facility at Dana-Farber will produce NurOwn® for the MGH and UMass Hospital clinical sites.

K.	On September 27, 2013, the Company announced that it recently completed treatment of the 12 patients in its ALS Phase IIa dose-escalating clinical trial with the Company’s NurOwn® technology. The Company was informed that one patient in the study expired due to a medical condition unrelated to the Clinical Trial.

The Clinical Trial was being performed at Hadassah Medical Center in Jerusalem, Israel, under the direction of Prof. Dimitrios Karussis, M.D., Ph.D., head of Hadassah's Multiple Sclerosis Center and a member of the International Steering Committees for Bone Marrow and Mesenchymal Stem Cells Transplantation in Multiple Sclerosis (MS). The study was designed to establish the safety and preliminary efficacy of NurOwn® at increasing dosages.

L.	On December 4, 2013, a Notice of Intention to Grant from the European Patent Office (EPO) was issued for the Company's patent application entitled "Isolated Cells and Populations Comprising Same for the Treatment of CNS Diseases" (European serial number EP06766101.7) . This patent relates to the production method for the Company's proprietary stem cells induced to secrete large quantities of neurotrophic factors for the treatment of neurodegenerative diseases.

M.	On February 11, 2014, a Notice of Allowance was issued from the U.S. Patent Office for the same patent application as above, U.S. serial number 11/727,583.

N.	On March 4, 2014, a Notice of Allowance was issued from the U.S. Patent Office for the same patent application as above, U.S. serial number 12/994,761.

O.	On March 24, 2014, BCT signed a definitive agreement with MGH in Boston, MA to conduct a Phase II clinical trial of NurOwn® in ALS, pending FDA approval.

P.	On April 28, 2014, the Company announced that the FDA has approved commencement of its Phase II clinical trial with NurOwn® in patients with ALS. The trial was launched at MGH in Boston, MA and the UMass Hospital in Worcester, MA after Institutional Review Board (IRB) approvals. Dana-Farber Cancer Institute's Connell O'Reilly Cell Manipulation Core Facility manufactures the NurOwn® cells for these two clinical sites. The trial is also conducted at the Mayo Clinic in Rochester, Minnesota.

Q.	On June 2, 2014, the Company announced that interim results from the Company's Phase IIa ALS trial conducted at Hadassah Medical Center in Jerusalem, Israel were presented on June 1, 2014 at the Joint Congress of European Neurology by Principal Investigator Professor Dimitrios Karussis. The positive safety and preliminary efficacy results observed in this study are consistent with results observed in the Company's previous Phase I/II trial. Between these two studies, a total of 26 patients have been treated with NurOwn®, the Company’s stem cell therapy candidate for ALS.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 1 - GENERAL (Cont.):

R.	On June 6, 2014, the Company announced that its Phase II ALS clinical trial has commenced with the enrollment of the first patient at MGH in Boston, Massachusetts. The Company’s Phase II trial is a randomized, double-blind, placebo controlled multi-center study designed to evaluate the safety and efficacy of transplantation of NurOwn® in 48 ALS patients. The trial is also being conducted at the UMass Hospital in Worcester, Massachusetts and the Mayo Clinic in Rochester, Minnesota.

S.	On June 10, 2014, the Company announced that it has initiated a study in a mouse model of autism at the Felsenstein Medical Research Center, Sackler Faculty of Medicine, Tel Aviv University, under the direction of Professor Daniel Offen. The study explores the effects of the Company's "MSC-NTF" cells on mouse behavior. The study, which is being conducted using the BTBR mouse model for autism, will investigate repetitive behavior, increased cognitive flexibility and improved sociability in mice after administration of a single intracerebroventricular injection of the cells.

T.	On June 24, 2014, the Company signed a definitive agreement with the UMass Hospital in Worcester, MA to conduct a Phase II clinical trial of NurOwn® in ALS.

U.	On July 1, 2014, the Company signed a definitive agreement with Professional Research Consulting Clinical Inc., CA ("PRC"), to monitor the Phase II clinical trial of NurOwn® in ALS.

V.	A reverse stock split of the Company’s shares of Common Stock by a ratio 1-for-15 was effected on September 15, 2014 at 11:59 p.m. pursuant to an amendment to the Company’s Certificate of Incorporation approved by the stockholders of the Company on August 14, 2014. The Company adjusted all ordinary shares, options, warrants, per share data and exercise prices included in these financial statements for all periods presented to reflect the reverse stock split.

W.	The Company’s shares of Common Stock were approved for uplisting to the NASDAQ, and commenced trading on the NASDAQ on September 30, 2014 under the ticker symbol "BCLI."

GOING CONCERN:

As reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2014, resulted in a net loss of $9,246. The Company’s balance sheet reflects an accumulated deficit of $61,653. These conditions, together with the fact that the Company has no revenues from operations expected in the near future, raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital.

After the balance sheet date, in January 2015, the Company raised approximately $16 million, gross, from exercise of warrants issued in July 2012 and from sale of additional warrants in a private offering (See Note 12B). The Company believes that the Company has resources to carry out its operations in the upcoming year. However, there can be no assurance that additional funds will be available on terms acceptable to the Company, or that the Company will not incur additional unforeseen costs or expenses.

These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

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

C.	Financial statements in U.S. dollars:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.):

G.	Impairment of long-lived assets:

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360-10 (formerly Statement of Financial Accounting Standard 144), "Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During 2014 and 2013, no impairment losses were identified.

H.	Accrued post-employment benefit

The Company entered into an employment agreement with its CEO which contains provisions for severance pay under certain circumstances. If the CEO is terminated by the Company without Cause (as defined in the agreement) or if the CEO terminates employment with Good Reason (as defined in the agreement), the CEO will be entitled to (i) his base salary for between 4 and 9 months (depending on length of employment before termination), (ii) his bonus compensation that he would have been entitled to during this payment period, (iii) the immediate vesting of any options that would have vested within the 6 month period following termination and (iv) health insurance benefits during the payment period. If the CEO's employment is terminated in connection with a Change of Control (as defined in the agreement), the CEO will be entitled to (i) his base salary for 12 months, (ii) his target bonus compensation for the year in which the Change of Control occurred and (iii) immediate vesting of all options granted to the CEO. In accordance with ASC 712, no severance liability has been recorded on the Company's balance sheet with respect to this employment agreement as of December 31, 2014.

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

The Company utilizes the Black Scholes Merton formula to measure the fair value of the warrants issued. The assumptions included in the Black-Scholes model were: (i) the market price of the Company's shares; (ii) the exercise price of the warrant; (iii) risk-free interest; (iv) term available to exercise or redeem the security and (v) the volatility of the shares during the relevant term. The Company determines the volatility of its shares using daily historical quotes of the shares. The risk free interest rate is determined as the interest rate on governmental bonds with maturity commensurate with the term of the warrant.

J.	Accounting for stock-based compensation:

In accordance with ASC 718-10 (formerly Statement of Financial Accounting Standards 123 (Revised 2004)) the Company estimates the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.):

J.	Accounting for stock-based compensation (Cont.):

The Company recognizes compensation expense for the value of non-employee awards, which have graded vesting, based on the straight-line method over the requisite service period of each award.

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the year ended December 31, 2014 and December 31, 2013, since all such securities have an anti-dilutive effect.

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

The Company accounts for income taxes in accordance with ASC 740-10 (formerly Statement of Financial Accounting Standard 109), "Accounting for Income Taxes." This Statement requires the use of the liability method of accounting for income taxes, whereby deferred tax asset and liability account balances are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and BCT provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.):

N. Reverse Stock Split

On September 15, 2014, the Company completed the reverse stock split, whereby each fifteen shares of Common Stock of the Company were combined and were reclassified into one share of Common Stock of the Company, and the number of issued and outstanding shares of Common Stock of the Company was proportionally reduced, in both cases without any change to the authorized number of shares of Common Stock or in the par value of such shares.

Upon implementation of the recapitalization described above, the Company adjusted all ordinary shares, options, warrants, per share data and exercise prices included in these financial statements for all periods presented to reflect the reverse stock split.

O. Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for us beginning in the first quarter of 2017; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. As the Company has not incurred revenues to date, it is unable to determine the expected impact of the new standard on its consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued a new standard which eliminates the concept of a development-stage entity from U.S. GAAP as well as the related requirement to present inception-to-date information. Following the issuance of this standard, inception-to-date information is no longer presented in the Company's financial statements.

In August 2014, the Financial Accounting Standards Board issued a new standard which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is a substantial doubt about the entity’s ability to continue as a going concern. The new standard did not impact the outcome of the Company's assessment with respect to its ability to continue as a going concern.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 3 - RESEARCH AND LICENSE AGREEMENT

The Company has a Research and License Agreement, as amended and restated, with Ramot. The Company obtained a waiver and release from Ramot pursuant to which Ramot agreed to an amended payment schedule regarding the Company's payment obligations under the Research and License Agreement and waived all claims against the Company resulting from the Company's previous defaults and non-payment under the Research and License Agreement. The waiver and release amended and restated the original payment schedule under the original agreement providing for payments during the initial research period and additional payments for any extended research period. The Company is to pay Ramot royalties on Net Sales on a Licensed Product by Licensed Product and jurisdiction by jurisdiction basis as follows:

a)	So long as the making, producing, manufacturing, using, marketing, selling, importing or exporting of such Licensed Product is covered by a Valid Claim or is covered by Orphan Drug Status in such jurisdiction – 5% of all Net Sales.

b)	In the event the making, producing, manufacturing, using, marketing, selling, importing or exporting of such Licensed Product is not covered by a Valid Claim and not covered by Orphan Drug status in such jurisdiction – 3% of all Net Sales until the expiration of 15 years from the date of the First Commercial Sale of such Licensed Product in such jurisdiction.

NOTE 4 - CONSULTING AGREEMENTS

A.	On July 8, 2004, the Company entered into two consulting agreements with Prof. Eldad Melamed and Dr. Daniel Offen (together, the "Consultants"), under which the Consultants provide the Company scientific and medical consulting services in consideration for a monthly payment of $6 each. In June 2012, an amendment was signed with Dr. Daniel Offen, according to which the Company pays Daniel Offen a monthly payment of $6, out of which $3 is in cash and $3 is by grant of Company stock.

B.	On January 16, 2013, the Company granted the Consultants an aggregate of 14,400 shares of Common Stock for their services from January 1, 2012 through December 31, 2012. Related compensation in the amount of $54 was recorded as research and development expense.

C.	On November 13, 2013, the Company approved grants of an aggregate of 30,000 shares of Common Stock to the Consultants, for services rendered during January 1, 2013 through September 30, 2013.

D.	On March 24, 2014, the Company approved grants of an aggregate of 6,000 shares of Common Stock to the Consultants for services rendered in 2013.

E.	As of December 31, 2014, the Company has a total obligation of $111 for services rendered by the Consultants under the above-mentioned agreements.

NOTE 5 - ACCOUNTS RECEIVABLE

	December 31,
	2014	2013
	U.S. $ in thousands

Government institutions	43	60
Grants receivable from the CSO	962	850
	1,005	910

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 6 - PROPERTY AND EQUIPMENT

	December 31,
	2014	2013
	U.S. $ in thousands
Cost:
Office furniture and equipment	73	18
Computer software and electronic equipment	159	149
Laboratory equipment	576	482
Leasehold improvements	716	716
	1,524	1,365
Accumulated depreciation:
Office furniture and equipment	8	5
Computer software and electronic equipment	132	116
Laboratory equipment	404	350
Leasehold improvements	667	636
	1,211	1,107
Depreciated cost	313	258

Depreciation expenses for the years ended December 31, 2014 and December 31, 2013 were $106 and $97, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

A.	In November 2012, BCT entered into an amended lease agreement for the lease of its facilities. The term of the lease is 60 months, with an option to terminate the agreement with 6 month pre-notice, after 36 months. Rent is paid on a monthly basis in the amount of NIS 40,000 (approximately $11) per month.

B.	In October 2014, we entered into a lease agreement for our headquarters, according to which we leased approximately 220 square meters of office space for a term of 63 months commencing October 1, 2014. Rent is paid on a monthly basis in the amount of approximately U.S. $4.

The facilities and vehicles of the Company and BCT are rented under operating leases that expire on various dates. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2014 are as follows:

Period ending December 31, 2014	Facilities	Vehicles	Total
2015	172	9	181
2016	103	-	103
2017	54	-	54
2018	55		55
2019	57		57
	441	9	450

Total facilities rent expense for the years ended December 31, 2014 and 2013 were $150 and $129, respectively.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Cont.):

C.	Commitments to pay royalties to the Chief Scientist:

BCT obtained from the Chief Scientist of the State of Israel grants for participation in research and development for the years 2007 through 2014, and, in return, BCT is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of Libor per annum.

Through the year ended December 31, 2014, total grants obtained amounted to $1,169. After the balance sheet date, the Company received approximately $159.

D.	On February 17, 2010, BCT entered into an agreement with Hadasit Medical Research Services and Development Ltd ("Hadasit"), which was revised in June 2011, to conduct clinical trials in ALS patients. According to the agreement, BCT paid to Hadasit $32 per patient totaling up to $773 for the conduction of the Clinical Trials. In October 2014, the Company finalized the clinical trial at Hadassah and has no further obligations to Hadasit.

In addition, BCT signed an agreement with Hadasit for rental and operation of one clean room, for the consideration of $31 monthly. The Company has the right to cease the rental of the clean room at any time upon 30 days’ prior notice.

NOTE 8 - STOCK CAPITAL

A.	The rights of Common Stock are as follows:

Holders of Common Stock have the right to receive notice to participate and vote in general meetings of the Company, the right to a share in the excess of assets upon liquidation of the Company and the right to receive dividends, if declared.

The Common Stock is publicly traded on the NASDAQ Capital Market under the symbol BCLI.

B.	Issuance of shares, warrants and options:

1.	Private placements and public offering:

(a)	In July 2007, the Company entered into an investment agreement, that was amended in August 2009, according to which for an aggregate subscription price of up to $5,000, the Company issued 2,777,777 shares of Common Stock and a warrant to purchase 672,222 shares of Common Stock at an exercise price of $3 per share and a warrant to purchase 1,344,444 shares of Common Stock at an exercise price of $4.35 per share. The warrants may be exercised at any time and expire on November 5, 2013. In May 2012, the warrants were extended by an additional 18 months, through May 5, 2015. In May 2014, the warrants were extended by an additional 18 months, through November 5, 2017.

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

(b)	In February 2010, the Company issued an aggregate of 399,999 shares of Common Stock to three investors (133,333 to each investor) and warrants to purchase an aggregate of 199,998 shares of Common Stock (66,666 to each investor) with an exercise price of $7.50 per share for aggregate proceeds of $1,500 ($500 from each investor).

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 8 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

1.	Private placements and public offering: (Cont.):

(c)	On July 17, 2012, the Company raised $5,700 in gross proceeds through a public offering (“2012 Public Offering”) of its Common Stock. The Company issued a total of 1,321,265 shares of Common Stock, ($4.35 per share) and 990,949 warrants to purchase 0.75 shares of Common Stock for every share purchased in the 2012 Public Offering, at an exercise price of $4.35 per share. The Warrants are exercisable until the 30 month anniversary of the date of issuance.

After deducting closing costs and fees, the Company received net proceeds of approximately $4,900.

The Company paid to the Placement Agency, Maxim Group LLC (the “Placement Agent”), a cash fee and a corporate finance fee equal to 7% of the gross proceeds of the 2012 Public Offering. In addition, the Company issued to the Placement Agent a two year warrant to purchase up to 32,931 shares of Common Stock (equal to 3% of the number of shares sold in the 2012 Public Offering), with an exercise price equal to $5.22 (120% of the 2012 Public Offering price). The Warrants are exercisable until the 30 month anniversary of the date of issuance. In addition, the Company issued to Leader Underwriters (1993) Ltd, warrants to purchase 15,517 shares of Common Stock, at an exercise price of $4.35 per share. The warrants are exercisable until the 30 month anniversary of the date of issuance.

(d)	On February 4, 2013, the Company issued 8,408 shares of Common Stock to an investor, according to a settlement agreement, for the correction of the conversion rate of a $200 convertible loan. The convertible loan was issued in 2006 and converted in 2010.

(e)	On February 7, 2013, the Company issued 55,556 units to a private investor for total proceeds of $250. Each unit consisted of one share of Common Stock and a warrant to purchase one share of Common Stock at $7.50 per share exercisable for 32 months.

(f)	On August 16, 2013, the Company raised $4,000 (gross) through a registered public offering (“2013 Public Offering”) of its Common Stock. The Company issued a total of 1,568,628 shares of Common Stock, ($2.55 per share) and 1,176,471 warrants (the “2013 Warrants”) to purchase 0.75 shares of Common Stock for every share purchased in the 2013 Public Offering, at an exercise price of $3.75 per share. The Warrants are exercisable until the 36 month anniversary of the date of issuance. The Warrants also include, subject to certain exceptions, full ratchet anti-dilution protection in the event of the issuance of any Common Stock, securities convertible into Common Stock, or certain other issuances at a price below the then-current exercise price of the Warrants, which would result in an adjustment to the exercise price of the Warrants. In the event of a sale of the Company, each holder of Warrants has the right, exercisable at its option, to require the Company to purchase such holder’s Warrants at a price determined using a Black-Scholes option pricing model as described in the Warrants. After deducting closing costs and fees, the Company received net proceeds of approximately $3.3 million.

In accordance with the provisions of ASC 815 (formerly FAS 133) the proceeds related to the warrants at the amount of $829 were recorded to liabilities at the fair value of such warrants as of the date of issuance, and the proceeds related to Common Stock of 2,496 were recorded to equity.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 8 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

1.	Private placements and public offering: (Cont.):

On April 25, 2014, the Company entered into agreements with certain holders of warrants originally issued in the Company’s August 16, 2013 public offering (the “2013 Warrants”) to exchange outstanding 2013 Warrants entitling the holders to purchase an aggregate of 777,471 shares of Company Common Stock for an aggregate of 388,735 unregistered shares of Common Stock. After the exchange, the 2013 Warrants were cancelled and of no further force and effect.

On May 27, 2014, the Company entered into agreements with certain holders of 2013 Warrants to repurchase outstanding 2013 Warrants entitling the holders to purchase an aggregate of 333,235 shares of Company Common Stock for an aggregate of approximately $600. Each share of Common Stock issuable pursuant to the 2013 Warrants was repurchased for a $1.80 cash payment by the Company per Warrant Share. Warrants participating in the Redemption were cancelled and of no further force and effect.

In May 2014, certain holders of 2013 Warrants which did not participate in the Redemption have waived anti-dilution provisions of their 2013 Warrants.

In July 2014, the Company signed an amendment with certain holders of 2013 Warrants that did not participate in the Redemption, to adjust the exercise price of the warrants to $0.525 per share.

As of December 31, 2014, the fair value of 2013 Warrants that were presented as a liability at its fair value was $123.

After the balance sheet date, the 2013 Warrants were exercised to Common Stock of the Company and the liability was cancelled. (See Note 12(A)).

(g)	On June 19, 2014, the Company, pursuant to the June 13, 2014 securities purchase agreement, entered into with a group of investors, including several healthcare-focused funds, effected a private placement of the Company’s Common Stock and warrants to purchase Common Stock. The Company received gross proceeds of $10.5 million, resulting from the issuance and sale of 2.8 million shares of Common Stock at a price per share of $3.75, a 15% discount to the 30 day volume-weighted average price of $4.41. The Investors received warrants to purchase up to 2.8 million shares of Common Stock at an exercise price of $5.22 per share. The Warrants became exercisable immediately upon closing of the private placement and have a term of three (3) years.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

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

In June 2008, June 2011 and in June 2012, the Company's stockholders approved increases in the number of shares of Common Stock available for issuance under these stock option plans by 333,333, 333,333 and 600,000 shares, respectively.

Each option granted under the plans is exercisable until the earlier of ten years from the date of grant of the option or the expiration date of the respective option.

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

From 2005 through 2009, the Company granted its directors options to purchase 53,333 (in total) shares of Common Stock of the Company at an exercise price of $2.25 per share. The options are fully vested and will expire 10 years after the grant date.

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

In addition, the Company granted Hadasit, in each of April 2010, June 2011, April 2012 and April 2013, a warrant to purchase 2,222 shares of Common Stock at an exercise price equal to $0.00075 per share.

Such options and warrants will vest and become exercisable in twelve (12) consecutive equal monthly amounts.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

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

On April 25, 2014, the Hadasit Agreement was terminated. As a result of the termination, Prof. Israeli and Hadasit will no longer receive annual grants to purchase shares of Common Stock, and any outstanding and unvested grants made pursuant to the Hadasit Agreement ceased to vest, and the grants were valid until and exercisable only on or before October 25, 2014.

In October 2014, Prof Israeli exercised his option to purchase 44,444 shares of Common Stock of the Company. In October 2014, Hadasit exercised its warrants to purchase 8,889 shares of Common Stock of the Company.

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

On April 19, 2013, the Company granted to three of its directors options to purchase an aggregate of 30,667 shares of Common Stock of the Company at $2.25 per share. The total compensation expense related to the options of $95 was recorded as general and administrative expense.

On June 6, 2014, the Company entered into an employment agreement which sets forth the terms of the COO’s employment. The COO also was granted a stock option under the Company’s Amended and Restated 2004 Global Share Option Plan for the purchase of 33,333 shares of the Company’s Common Stock, which was fully vested and exercisable upon grant. The exercise price for the initial grant is $2.70 per share. The total related compensation expense, in the amount of $55 was recorded as general and administrative expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 8 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

2.	Share-based compensation to employees and to directors: (Cont.):

(a)	Options to employees and directors: (Cont.):

On June 9, 2014, the Company hired the new CEO. The CEO was granted a stock option for the purchase of 380,000 shares of the Company’s Common Stock, which shall vest and become exercisable as to 25% of the shares on the first anniversary of the grant date and the remainder of the shares shall vest and become exercisable in equal monthly installments on each of the 36 monthly anniversaries following the initial vesting date.  The exercise price for the CEO Grant is $4.50 per share. The total related compensation expense, in the amount of $1,494 will be recorded as general and administrative expense.

On November 1, 2014, the Company granted to four of its directors options to purchase an aggregate of 70,666 shares of Common Stock of the Company at $0.75 per share. As of December 31, 2014, the compensation expense related to the options of $143 was recorded as general and administrative expense.

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the year ended December 31, 2014			For the year ended December 31, 2013
	Amount of options	Weighted average exercise price	Aggregate intrinsic value	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$		$	$

Outstanding at beginning of period	412,388	2.5576		316,777	2.7045
Granted	504,000	3.6766		381,777	3.7380
Exercised	(66,500)	2.1250		(1,333)	1.0050
Cancelled	(57,778)	0.5198		(284,833)	4.3095

Outstanding at end of period	792,110	3.4545	1,034,072	412,388	2.5575	58,765

Vested and expected-to-vest at end of period	331,500	2.6994	683,088	335,795	2.5680	44,325

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on December 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 8 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

a)	Options to employees and directors: (Cont.)

The options outstanding as of December 31, 2014 and December 31, 2013, have been separated into exercise prices, as follows:

	Options outstanding as of	Options outstanding as of	Weighted average remaining
	December 31,	December 31,	contractual		Options exercisable as of
Exercise price	2013	2014	Life - Years		December 31,
$			As of December 31,
			2013	2014	2013	2014
0.0075	44,444	-	7.29	-	40,741	-
0.7500	-	70,666	-	9.84	-	26,500
1.005	6,445	6,445	5.50	4.50	6,445	6,445
2.250	173,667	160,333	6.86	5.85	163,444	160,333
2.700	105,333	130,666	8.57	7.96	42,666	94,222
3.000	33,833	-	7.51	-	33,833	-
3.900	23,666	19,000	8.59	7.59	23,666	19,000
4.500	-	380,000	-	9.44	-	0
4.800	2,000	2,000	6.12	5.12	2,000	2,000
5.850	6,000	6,000	3.5	2.50	6,000	6,000
6.000	6,000	6,000	2.47	1.47	6,000	6,000
7.050	6,000	6,000	3.22	2.22	6,000	6,000
11.25	5,000	5,000	1.16	0.16	5,000	5,000
	412,388	792,110	7.236	8.183	335,795	331,500

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the year ended December 31, 2014 and 2013 amounted to $1,024 and $674, respectively.

The fair value of the options is estimated at the date of grant using Black-Scholes options pricing model with the following assumptions used in the calculation:

	Year ended December 31,
	2014	2013

Expected volatility	122%-123%	121%
Risk-free interest	1.49%-1.96%	0.86%
Dividend yield	0%	0%
Expected life of up to (years)	5.76-6.05	5.4

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 8 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

(b)	Restricted shares to directors:

On August 22, 2011, the Company entered into an agreement with Chen Schor pursuant to which the Company granted to Mr. Schor 61,558 shares of restricted Common Stock of the Company.   The shares will vest over 3 years - 1/3 upon each anniversary of the grant date. In addition, the Company will pay $15 per quarter to Mr. Schor for his services as an Executive Board Member.

On April 19, 2013, the Company issued to two of its directors and four of its Advisory Board members a total of 50,667 restricted shares of Common Stock. The shares will vest in 12 equal monthly portions until fully vested on the anniversary of grant. Related compensation expense in the amount of $175 was recorded as general and administrative expense.

On August 15, 2014, the Company issued to two of its directors and four of its Advisory Board members a total of 50,667 restricted shares of Common Stock. The shares will vest in 12 equal monthly portions until fully vested on the anniversary of grant. Related compensation expense in the amount of $236 will be recorded as general and administrative expense.

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

The fair value for the warrants to service providers was estimated on the measurement date determined using a Black-Scholes option pricing model, with the following weighted-average assumptions for the year ended December 31, 2010; weighted average volatility of 140%, risk free interest rates of 2.39%-3.14%, dividend yields of 0% and a weighted average life of the options of 5-5.5 and 1-9 years. There were no grants to service providers during 2012, 2013 and 2014 using the Black-Scholes calculation.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 8 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to investors and service providers: (Cont.)

(a)	Warrants to investors and service providers and investors:(Cont.)

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through
Nov-Dec 2004	973,390	959,734	13,656	-	0.00075 - 0.15	-	-
Feb-Dec 2005	203,898	32,011	169,887	2,000	2.25 - 37.5	2,000	Jun - Dec 2015
Feb-Dec 2006	112,424	48,513	31,911	32,000	0.075 – 22.5	32,000	Feb - May 2016
Mar-Nov 2007	180,220	-	66,887	113,333	2.25 - 7.05	113,333	Mar 2017 – Oct 2017
Nov 2008	6,667	-	-	6,667	2.25	6,667	Sep-18
Apr-Oct 2009	26,667	6,667	-	20,000	1.005 – 1.5	20,000	Apr 2019 – Oct 2019
Aug 2007- Jan 2011	2,016,667	-	-	2,016,667	3 - 4.35	2,016,667	Nov-17
Jan 2010	83,333	-	83,333	-	7.5	-	-
Feb 2010	8,333	8,333	-	-	0.15	-	-
Feb 2010	200,000	-	200,000	-	7.5	-	-
Feb 2010	100,000	-	-	100,000	0.015	100,000	Feb-20
Feb 2011	42,735	-	42,735	-	5.85	-	-
Feb 2011	427,167	63,122	364,044	-	4.2	-	-
Feb 2011	854,333	-	854,333	-	7.5	-	-
Jul 2012	32,931	-	32,931	-	5.22	-	-
Jul 2012	990,949	150,651	-	840,297	4.35	840,297	Jan-15
Feb 2013	55,556	-	-	55,556	7.5	55,556	Oct-15
April 2010-2014	12,889	8,889	4,000	-	0.00075	8,889
Aug 2013	1,147,471	-	1,110,706	36,765	3.75	36,765	Aug-16
Aug 2013	29,000	-	-	29,000	0.525	29,000	Aug-16
Jun 2014	2,800,000	-	-	2,800,000	5.22	2,800,000	Jun-17
Jun 2014	84,000	-	-	84,000	4.5	84,000	Jun-17
	10,388,628	1,277,921	2,974,423	6,136,284		6,136,284

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 8 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

3.	Shares and warrants to service providers: (Cont.):

(b)	Shares:

On December 30, 2009, the Company issued to Ramot 74,667 shares of Common Stock (See Note 3).

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

On March 11, 2013, the Company granted to two of its service providers an aggregate of 26,667 shares of Common Stock. The shares were issued as compensation for public relations services. The related compensation expense in the amount of $92 was recorded as general and administrative expense.

On July 28, 2014, the Company granted to its legal advisor 10,752 shares of Common Stock for 2014 legal services. As of December 31, 2014, related compensation expense in the amount of $50 was recorded as general and administrative expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 8 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

3.	Shares and warrants to service providers: (Cont.):

(b)	Shares: (Cont.):

A summary of the Company's stock awards activity related to shares issued to service providers and related information is as follows:

	Year ended December 31,		Year ended December 31,
	2014		2 0 13
	Amount of shares	Weighted average issue price	Amount of shares	Weighted average issue price
		$		$
Outstanding at beginning of period	840,367	4.02	786,387	4.05
Issued	23,419	4.91	53,980	3.60
Outstanding at end of period	863,786	4.07	840,367	4.02

Stock-based compensation and issuance of shares recorded by the Company in respect of shares and warrants granted to service providers amounted to $198 and $197 for the years ended December 31, 2014 and 2013, respectively.

The total stock-based compensation expense, related to shares, options and warrants granted to employees and service providers was comprised, at each period, as follows:

	Year ended December 31,
	2014	2013

Research and development	176	105
General and administrative	1,046	767
Total stock-based compensation expense	1,222	872

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 9 - RESEARCH AND DEVELOPMENT, NET

	Year ended December 31,
	2014	2013
	U.S. $ in thousands

Research and development	6,116	4,030
Less : Participation by the Israeli Office of the Chief Scientist	(1,344)	(1,113)
	4,772	2,917

NOTE 10 - TAXES ON INCOME

A.	Tax rates applicable to the income of the Israeli subsidiary:

BCT is subject to a tax rate of 25% in 2013 and 26.5% in 2014 and thereafter, in accordance with the Tax Burden Distribution Law of 2011 as well as subsequent legislation by the Israeli Knesset (Israeli parliament) in August 2013.

Such tax rate changes have no significant impact on the Company's financial statements.

The Company is subject to a blended US tax rate (Federal as well as State Corporate Tax) of 35% in 2013, 2014 and thereafter.

B.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2014	2013
	U.S. $ in thousands

Operating loss carryforward	29,222	25,156

Net deferred tax asset before valuation allowance	10,994	8,961
Valuation allowance	(10,994)	(8,961)
Net deferred tax asset	-	-

As of December 31, 2014, the Company has provided valuation allowances of $10,994 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10 - TAXES ON INCOME (Cont.):

C.	Available carryforward tax losses:

As of December 31, 2014, the Company has an accumulated tax loss carryforward of approximately $29,222. Carryforward tax losses in Israel are of unlimited duration and carryforward tax losses in the U.S. can be carried forward and offset against taxable income in the future for a period of 20 years. Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

D.	Loss from continuing operations, before taxes on income, consists of the following:

	Year ended December 31,
	2014	2013
	U.S. $ in thousands

United States	(3,789)	(1,205)
Israel	(5,457)	(3,694)
	(9,246)	(4,899)

E.	Due to the Company’s cumulative losses, the effect of ASC 740 as codified from ASC 740-10 (formerly FIN 48) is not material.

NOTE 11 - TRANSACTIONS WITH RELATED PARTIES

	Year ended December 31,
	2014	2013
	U.S. $ in thousands

Fees and related benefits and compensation expenses in respect of options granted to a member of the Board who is a related party	164	248

NOTE 12 - SUBSEQUENT EVENTS

A.	On January 6, 2015, the remaining 2013 Warrants that did not participate in the redemption and that did not provide a waiver of their anti-dilution rights, exercised their warrants. Therefore, the liability related to the 2013 Warrants has been cancelled.

B.

Pursuant to a Warrant Exercise Agreement, dated January 8, 2015, holders of the Company warrants to purchase an aggregate of approximately 2.5 million shares of the Company’s Common Stock at an exercise price of $5.22 per share, issued in a private placement to accredited investors that was consummated on June 13, 2014, agreed to exercise their 2014 Warrants in full and the Company agreed to issue new warrants to the holders to purchase up to an aggregate of approximately 3.8 million unregistered shares of Common Stock at an exercise price of $6.50 per share. The Company received an aggregate of approximately $13 million in proceeds from the exercises of the 2014 Warrants. In connection with the Exercise Agreement, the Company agreed to pay to the Placement Agency a cash fee equal to 6.0% of the Exercise Proceeds, as well as fees and expenses of the Placement Agency of $20. In addition, the Company issued the Placement Agency a warrant to purchase 38,000 shares of Common Stock upon substantially the same terms as the New Warrants.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2014 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated 1992 Framework.

Based on our assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

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

Name	Age	Position
Dr. Tony Fiorino	47	Chief Executive Officer
Chaim Lebovits	44	President
Liat Sossover Uri Yablonka	46 38	Chief Financial Officer Chief Operating Officer and Director
Dr. Irit Arbel	55	Chairperson and Director
Mordechai Friedman	62	Director
Alon Pinkas	53	Director
Chen Schor	42	Director
Dr. Robert Shorr	61	Director
Malcolm Taub	69	Director

Dr. Tony Fiorino joined the Company on June 9, 2014 as Chief Executive Officer. Dr. Fiorino is an experienced biotechnology executive, entrepreneur and investor with expertise in clinical drug development, biotechnology finance and portfolio management. Dr. Fiorino joined Brainstorm from Greywall Asset Management, where he was a Managing Director and served as a biopharmaceuticals analyst from January 2013, when the fund launched, through May 2014. In March 2008, Dr. Fiorino founded a start-up biotechnology company, EnzymeRx, and served as President and Chief Executive Officer.  At EnzymeRx, Dr. Fiorino successfully developed pegylated uricase through Phase 2 studies and led its sale to 3SBio.  After closing this transaction in November 2010, Dr. Fiorino served as a consultant to several biotechnology and pharmaceutical companies until joining Greywall.  Before founding EnzymeRx, Dr. Fiorino was a biotechnology analyst and portfolio manager for healthcare hedge funds at Pequot Capital and Sands Point Partners and at Citigroup Asset Management, and a sell-side pharmaceuticals equity research analyst at JP Morgan. Dr. Fiorino received his MD and PhD from the Albert Einstein College of Medicine and a BS in Biology from the Massachusetts Institute of Technology, and trained in medicine and dermatology at the Hospital of the University of Pennsylvania.

Chaim Lebovits joined the Company in July 2007 as President. On August 1, 2013, the Company appointed Mr. Lebovits as its Principal Executive Officer, and to assume the duties and responsibilities of the Chief Executive Officer on an interim basis until Tony Fiorino was appointed to be Chief Executive Officer in June 2014. Mr. Lebovits controls ACC Holdings International, and its subsidiaries ACC Resources, specializing in the mining, oil and energy industries, and ACC BioTech, which is focused on biotechnology. He has been at the forefront of mining and natural resource management in the African region for over a decade and has spent years leading the exploration and development of resources in West Africa and Israel and served as a member of the board of directors of several companies in the industry. Mr. Lebovits has also held senior positions for the worldwide Chabad Lubavitch organization, the largest Jewish organization in the world today.

Liat Sossover joined the Company in June 2010 as our Chief Financial Officer. From 2001 until June 2010, Ms. Sossover served as the Vice President of Finance of ForeScout Technologies, an international high tech company in the network security solutions field. In such role, Ms. Sossover managed all financial and accounting aspects. Prior to that, Ms. Sossover served as VP of Finance and Secretary of Maximal Innovative Intelligence, a high tech company in the field of business intelligence solutions, which was acquired by Microsoft. She has held positions as Chief Financial Officer at Real Time Synthesized Entertainment Technology Ltd (RT-Set), currently known as Vizrt Ltd., a publicly traded company in Norway. Vizrt provides real-time 3D graphics and asset management tools for the broadcast industry. Ms. Sossover served as Financial Controller for BVR Systems (1998), Ltd., currently known as RVB Holdings Ltd., a company that is traded on Nasdaq, which develops, manufactures and markets simulation systems for military applications, which was later acquired by Elbit Systems. Ms. Sossover holds an MBA from Edinburgh University, and a Bachelor's degree in Accounting & Economics from Ben Gurion University.

Uri Yablonka joined the Company on June 6, 2014 as Chief Operating Officer and as a member of the Board of Directors. Prior to joining the Company, Mr. Yablonka served since December 2010 as owner and General Manager of Uri Yablonka Ltd., a business consulting firm. He also served since January 2011 as Vice President, Business Development at ACC International Holdings Ltd. (Holdings). Holdings is also an affiliate of ACCBT Corp. Prior to serving with Holdings, Mr. Yablonka served as Senior Partner of PM-PR Media Consulting Ltd. From 2008 to January 2011, Mr. Yablonka was Senior Partner at PM-PR Media Consulting Ltd., where he led public relations and strategy consulting for a wide range of governmental and private organizations.  From 2002 to 2008, he served as a correspondent at the Maariv Daily News Paper, including extensive service as a Diplomatic Correspondent.  We believe that Mr. Yablonka’s skills and experience provide the variety and depth of knowledge, judgment and vision necessary for the effective oversight of the Company.  His experience in business consulting and development and media experience are expected to be valuable to the Company in its current stage of growth and beyond, and his governmental experience can provide valuable insight into issues faced by companies in regulated industries such as ours. We believe that these skills and experiences qualify Mr. Yablonka to serve as a director of the Company.

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

Mordechai Friedman joined the Company on April 4, 2011 as a director and as Chair of the Audit Committee of the Board. Mr. Friedman currently serves as Chairman of IPM Beer Tuvia Ltd. and Vice-Chairman of Triple-M Power Plants Ltd. From 2013 to 2014, Mr. Friedman served as Chief Executive Officer of Israel Financial Levers Ltd, an Israeli real estate company traded on the Tel-Aviv Stock Exchange. From 2007 through 2010, Mr. Friedman served as the Chairman of the Board of The Israel Electric Corp., an electric utility company. From 2005 to 2007, Mr. Friedman served as Deputy Chairman of Brightman Almagor Zohar CPAs, the Israel Member Firm of Deloitte Touché Tohmatsu. Mr. Friedman has been a partner and director in several business ventures and companies in Israel and abroad in the transportation, consumer business, telecommunication and energy industries. Mr. Friedman currently serves as a director in the following public companies: (traded on the Tel-Aviv Stock Exchange): (i) Elco Holdings Ltd. (Chairman of the Board); and (ii) Carmel Olefins Ltd. Mr. Friedman holds a B.A. in Economics and Accounting from Tel Aviv University. We believe that Mr. Friedman possesses specific attributes that qualify him to serve on our Board of Directors including Mr. Friedman’s considerable experience in accounting and valuable leadership skills as a chief executive officer.

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

Chen Schor joined the Company as a director on August 22, 2011. Mr. Schor is a global industry leader with vast experience in biotechnology, medical devices, business development and private equity. Mr. Schor led multiple licensing and M&A transactions valued at over $8 billion with companies such as GlaxoSmithKline, Amgen, Pfizer, Bayer, Merck-Serono and OncoGeneX Pharmaceuticals, and raised significant funds from reputable investors. Mr. Schor has a broad range of experience in multiple therapeutic areas including Neurology, Respiratory, Oncology, Auto-Immune, Genetic Diseases, and Women’s Health. In addition to leading the global business development at Teva Pharmaceuticals, Mr. Schor played a key role in building early stage companies to regulatory approvals, IPOs and M&As. Since December 2014, Mr. Schor has served as Executive Vice President and Chief Operating Officer of Synta Pharmaceuticals Corp., a NASDAQ listed biopharmaceutical company. From March 2009 until September 2011, Mr. Schor served as Vice President of Business Development, global branded products at Teva Pharmaceuticals. Prior to joining Teva, Mr. Schor was Chief Business Officer at Epix Pharmaceuticals, Inc. (formerly known as Predix Pharmaceuticals, Inc.) from December 2003 until March 2009, leading the formation of more than $1.5 billion in collaborations with GlaxoSmithKline, Amgen and additional pharmaceutical companies. Prior to joining Epix, Mr. Schor was a Partner at Yozma Venture Capital from September 1998 until December 2003, managing the fund’s investments in biotechnology and medical device companies. Mr. Schor previously held positions at Arthur Anderson and BDO Consulting, an advisory firm. Mr. Schor holds an M.B.A., a B.A. in Biology, a B.A. in Economics and is a Certified Public Accountant. We believe that Mr. Schor possesses specific attributes that qualify him to serve on our Board of Directors including Mr. Schor’s extensive experience in biotechnology and significant leadership skills from his service as a partner of a venture capital firm.

Dr. Robert Shorr joined the Company in March 2005 as a director. Since 1999, Dr. Shorr has served as Chief Executive Officer and Chief Science Officer of Cornerstone Pharmaceuticals, a biotechnology company. He has also been a member of the Department of Biomedical Engineering at SUNY Stony Brook, where he also serves as Director of Business Development for the University’s Center for Advanced Technology. He has served as trustee at the Tissue Engineering Charities, Imperial College, London. From 1999 until 2005, Dr. Shorr was Vice-President of Science and Technology (CSO) of United Therapeutics, a NASDAQ listed biotechnology company. Prior to 1998, he was Vice President, Research and Development at Enzon, Inc., a NASDAQ listed pharmaceuticals company, and AT Biochem, a pharmaceuticals company, of which he was also founder. Dr. Shorr also served on the Board of Directors of Biological Delivery Systems Inc., a NASDAQ listed company. Dr. Shorr holds both a Ph.D. and a D.I.C. from the University of London, Imperial College of Science and Technology as well as a B.Sc. from SUNY Buffalo. We believe that Dr. Shorr possesses specific attributes that qualify him to serve on our Board of Directors including Dr. Shorr’s extensive experience in biotechnology and valuable leadership skills as a chief executive officer.

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

Qualifications of Directors

The Board believes that each director has valuable individual skills and experiences that, taken together, provide the variety and depth of knowledge, judgment and vision necessary for the effective oversight of the Company. As indicated in the foregoing biographies, the directors have extensive experience in a variety of fields, including biotechnology (Drs. Arbel and Shorr and Mr. Schor), accounting (Mr. Friedman), health care and health policy (Dr. Israeli), foreign affairs (Mr. Pinkas), business consulting and development (Mr. Yablonka), media (Mr. Yablonka) and law (Mr. Taub), each of which the Board believes provides valuable knowledge about important elements of our business. Most of our directors have leadership experience at major companies or firms with operations inside and outside the United States and/or experience on other companies’ boards, which provides an understanding of ways other companies address various business matters, strategies and issues. As indicated in the foregoing biographies, the directors have each demonstrated significant leadership skills, including as a chief executive officer (Drs. Arbel and Shorr and Mr. Friedman), as the consul general of Israel to New York and as chief of staff to Ministers of Foreign Affairs of Israel (Mr. Pinkas), as the director general of a governmental body (Dr. Israeli), as a managing member of a law firm (Mr. Taub), as general manager of a business consulting firm (Mr. Yablonka) or as a partner of a venture capital firm (Mr. Schor). A number of the directors have extensive public policy, government or regulatory experience, including Consul General of Israel, New York (Mr. Pinkas) and Director General of Israel Ministry of Health (Dr. Israeli), which can provide valuable insight into issues faced by companies in regulated industries such as the Company. One of the directors (Dr. Arbel) has served as the President of the Company and one is currently serving as Chief Operating Officer (Mr. Yablonka), which service has given each a deep knowledge of the Company and its business and directly relevant management experience. The Board believes that these skills and experiences qualify each individual to serve as a director of the Company.

Certain Arrangements

On August 22, 2011, we entered into an agreement with Chen Schor, which was amended and restated on November 11, 2011 to clarify vesting terms (as amended and restated, the “Executive Director Agreement”) pursuant to which we pay $15,000 per quarter to Mr. Schor for his services as an Executive Board Member. In accordance with the terms of the Executive Director Agreement, the Company and Mr. Schor have also entered into an amended and restated Restricted Stock Agreement on November 11, 2011, pursuant to which Mr. Schor received 61,558 shares of our restricted Common Stock under our 2005 U.S. Stock Option and Incentive Plan. The shares vested over 3 years – 20,519 shares on August 22, 2012, 20,519 shares on August 22, 2013 and 20,519 shares on August 22, 2014. Mr. Schor is not entitled to any other compensation for his services as a director.

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

Committees of the Board of Directors

Audit Committee

On February 7, 2008, the Board of Directors established a standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, which assists the Board of Directors in fulfilling its responsibilities to stockholders concerning our financial reporting and internal controls, and facilitates open communication among the Audit Committee, Board of Directors, outside auditors and management. The Audit Committee discusses with management and our outside auditors the financial information developed by us, our systems of internal controls and our audit process. The Audit Committee is solely and directly responsible for appointing, evaluating, retaining and, when necessary, terminating the engagement of the independent auditor. The independent auditors meet with the Audit Committee (both with and without the presence of management) to review and discuss various matters pertaining to the audit, including our financial statements, the report of the independent auditors on the results, scope and terms of their work, and their recommendations concerning the financial practices, controls, procedures and policies employed by us. The Audit Committee preapproves all audit services to be provided to us, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by the independent auditor. The Audit Committee coordinates the Board of Directors’ oversight of our internal control over financial reporting, disclosure controls and procedures and code of conduct. The Audit Committee is charged with establishing procedures for (i) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters; and (ii) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters. The Audit Committee reviews all related party transactions on an ongoing basis, and all such transactions must be approved by the Audit Committee. The Audit Committee is authorized, without further action by the Board of Directors, to engage such independent legal, accounting and other advisors as it deems necessary or appropriate to carry out its responsibilities. The Board of Directors has adopted a written charter for the Audit Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The Audit Committee currently consists of Mr. Friedman (Chair), Dr. Arbel and Mr. Pinkas each of whom is independent within the meaning of The NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act. The Board of Directors has determined that Mr. Friedman is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The Audit Committee held five meetings during the fiscal year ended December 31, 2014.

GNC Committee

On June 27, 2011, the Board of Directors established a standing Governance, Nominating and Compensation Committee (the “GNC Committee”), which assists the Board in fulfilling its responsibilities relating to (i) compensation of the Company’s executive officers, (ii) the director nomination process and (iii) reviewing the Company’s compliance with SEC corporate governance requirements. The Board has adopted a written charter for the GNC Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The GNC Committee currently consists of Dr. Arbel (Chair), Dr. Shorr and Mr. Taub, each of whom is independent as defined under applicable Nasdaq listing standards. The GNC Committee held two meetings during the fiscal year ended December 31, 2014.

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

Stockholder Nominations

During the fourth quarter of fiscal year 2014, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our Common Stock (collectively, the “Reporting Persons”), to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2014; all Reporting Persons complied with the applicable requirements of Section 16(a) of the Exchange Act, except for the following:

•	ACC International Holdings Ltd. filed three late Form 4s, reporting an aggregate of four transactions late.

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

Item 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth certain summary information with respect to the compensation paid during the fiscal years ended December 31, 2014 and 2013 earned by our Chief Executive Officer, our former Chief Executive Officer, our President, our Chief Financial Officer and our Former Director of Research and Development (the “Named Executive Officers”). In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Summary Compensation Table

				Option		All Other
		Salary	Bonus	Awards		Compensation
Name and Principal Position	Year	($)	($)	($) (1) (2)		($)(3)	Total ($)
Tony Fiorino, CEO (4)	2014	154,000	-	1,494,000	(7)	35,000	1,683,000

Chaim Lebovits (5)	2014	-	-	-		-	-
President	2013	-	-	-		-	-

Uri Yablonka (*) Chief Operating Officer (6)	2014	60,000	-	97,411	(8)	27,000	184,411

Liat Sossover (*)	2014	107,000	-	-		67,000	174,000
Chief Financial Officer	2013	106,000	-	16,000	(9)	65,000	187,000

(*) The Named Executive Officers were paid in NIS; the amounts above are the U.S. dollar equivalent. The conversion rate used was the average of the end of month’s rate between the U.S. dollar and the NIS as published by the Bank of Israel, the central bank of Israel.

(1) The amounts shown in the “Option Awards” column represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the Named Executive Officer during fiscal 2014 and fiscal 2013. ASC 718 fair value amount as of the grant date for stock options generally is spread over the number of months of service required for the grant to vest.

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

(4) Dr. Fiorino was appointed the Company’s CEO effective June 9, 2014.

(5) On August 1, 2013, the Company appointed Chaim Lebovits, the President of the Company, as its Principal Executive Officer, and to assume the duties and responsibilities of the Chief Executive Officer on an interim basis while the Company searched for a new Chief Executive Officer. Mr. Lebovits was not compensated for these services. Mr. Lebovits ceased serving as interim CEO upon the appointment of Dr. Fiorino on June 9, 2014.

(6) Mr. Yablonka joined the Company as its Chief Operating Officer and director on June 6, 2014.

(7) On June 9, 2014, Dr. Fiorino was granted a stock option for purchase of 380,000 shares of the Company’s Common Stock at an exercise price of $4.50, which shall vest and become exercisable as to 25% of the shares on the first anniversary of the grant date and the remainder of the shares shall vest and become exercisable in equal monthly installments on each of the 36 monthly anniversaries following the initial vesting date.

(8) On June 6, 2014, the GNC Committee approved a grant of 33,333 stock options to Mr. Yablonka at an exercise price of $2.70 per share. Mr. Yablonka also received a grant of 13,333 stock options at an exercise price of $0.75 per share on August 15, 2014 for his service as a director of the Company.

(9) On December 31, 2013, the GNC Committee approved a grant of 6,666 stock options to Ms. Sossover at an exercise price of $2.70 per share.

Executive Employment Agreements

Tony Fiorino, Chief Executive Officer

On June 9, 2014, the Company appointed Tony Fiorino, M.D., Ph.D. as its Chief Executive Officer, effective June 9, 2014. On June 9, 2014, the Company and Dr. Fiorino entered into an employment agreement which sets forth the terms of Dr. Fiorino’s employment. Pursuant to the agreement, Dr. Fiorino will be paid an annual salary of $275,000, to be increased annually by no less than $7,500 per year. Dr. Fiorino will also receive other benefits that are generally made available to the Company’s employees. Dr. Fiorino also was granted a stock option on June 9, 2014 for the purchase of 380,000 shares of the Company’s Common Stock, which shall vest and become exercisable as to 25% of the shares on the first anniversary of the grant date and the remainder of the shares shall vest and become exercisable in equal monthly installments on each of the 36 monthly anniversaries following the initial vesting date. The exercise price for the grant is $4.50 per share.

Chaim Lebovits

On August 1, 2013, the Company appointed Chaim Lebovits, the President of the Company, as its Principal Executive Officer, and to assume the duties and responsibilities of the Chief Executive Officer on an interim basis until Dr. Tony Fiorino was hired as Chief Executive Officer.  Currently, we do not have an employment agreement with Mr. Lebovits and he is not entitled to receive any compensation from us at this time. Mr. Lebovits did not receive compensation for his service as interim CEO.

Liat Sossover

Pursuant to her employment agreement dated June 23, 2010, Ms. Sossover is entitled to a monthly salary of 31,900 NIS (approximately $8,200) per month. Ms. Sossover is also entitled to contributions on her behalf by the Company into a manager’s insurance fund, disability insurance and an education fund. Ms. Sossover is provided with a Company car and cellular phone, and a gross-up payment for any taxes relating thereto.

Uri Yablonka, Chief Operating Officer and Director

On June 6, 2014, the Company appointed Uri Yablonka as its Chief Operating Officer and director, effective June 6, 2014. On June 6, 2014, the Israeli Subsidiary and Uri Yablonka entered into an employment agreement which sets forth the terms of Mr. Yablonka’s employment. Pursuant to the agreement, Uri Yablonka will be paid a monthly salary of 31,900 NIS (approximately $8,200). Mr. Yablonka will also receive other benefits that are generally made available to the Company’s employees, including pension and education fund benefits. The Company will provide Mr. Yablonka with a Company car and cellular phone, and a gross-up payment for any taxes relating thereto. Mr. Yablonka also was granted a stock option on June 6, 2014 under the Company’s Amended and Restated 2004 Global Share Option Plan (the “Global Plan”) for the purchase of 33,333 shares of the Company’s Common Stock, which was fully vested and exercisable upon grant. The exercise price for the grant is $2.70 per share. In addition, the Company agreed to grant Mr. Yablonka a stock option under the Global Plan (or the applicable successor option plan) for the purchase of up to 13,333 shares of Common Stock (subject to appropriate adjustment in the case of stock splits, reverse stock splits and the like) of the Company on the first business day after each annual meeting of stockholders (or special meeting in lieu thereof) of the Company beginning with the 2014 annual meeting, and provided that Mr. Yablonka remains an employee of the Company on each such date. The exercise price per share of the Common Stock subject to each additional option shall be equal to $0.75 (subject to appropriate adjustment in the case of stock splits, reverse stock splits and the like, or changes to the Israeli Annual Option Award under the Company’s Director Compensation Plan as amended from time to time). Each additional option will vest and become exercisable on each monthly anniversary date as to 1/12th the number of shares subject to the option over a period of twelve months from the date of grant such that each additional option will be fully vested and exercisable on the first anniversary of the date of grant, provided that Mr. Yablonka remains an employee of the Company on each such vesting date.

Terms of Option Awards

All options granted to the Named Executive Officers were granted pursuant to our Global Plan other than grants to Dr. Fiorino, which were made under the 2014 Stock Incentive Plan (the “US Plan”). Each such option expires on the tenth anniversary of the grant date.

On August 1, 2012, Ms. Sossover was granted an option to purchase 4,000 shares of our Common Stock at a price per share of $3.90. Such option became fully vested and exercisable in 12 equal monthly installments.

On December 31, 2013, Ms. Sossover was granted an option to purchase 6,666 shares of our Common Stock at a price per share of $2.70. Such option vested and became exercisable as to 1/3 of the shares subject to the option on December 31, 2014 and the remainder of the shares subject to the option vest and become exercisable over the following 24 months in equal installments.

Grants to Dr. Fiorino and Mr. Yablonka are described in the summaries of their executive employment agreements above and incorporated herein.

Outstanding Equity Awards

The following table sets forth information regarding equity awards granted to the Named Executive Officers that are outstanding as of December 31, 2014. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Outstanding Equity Awards at December 31, 2014

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Tony Fiorino	-	380,000	(1)	4.50	6/9/2024
Uri Yablonka	33,333	-		2.70	6/6/2024
	4,444	8,889	(2)	0.75	8/15/2024
Liat Sossover	26,666	-		0.18	6/23/2020
	4,000	-		0.26	8/1/2022
	2,222	4,444	(3)	2.70	12/31/2023

(1)	Options for the purchase of 95,000 shall vest and become exercisable on June 9, 2015. Options for the purchase of 7,916 shares will vest and become exercisable monthly after the initial vesting date until the option is fully vested.
(2)	Options for the purchase of 4,444 shares were vested and exercisable as of December 31, 2014. Options for the purchase of 1,111 shares will vest monthly until the option is fully vested and exercisable on the first anniversary of the date of grant.
(3)	Options for the purchase of 2,222 shares were vested and exercisable as of December 31, 2014. Options for the purchase of 185 shares will vest and become exercisable on the last day of each month until the option is fully vested.

Stock Incentive Plans

In November 2004 and February 2005, the Board of Directors adopted and ratified the 2004 Global Share Option Plan (as amended, the “Prior Global Plan”) and the 2005 U.S. Stock Option and Incentive Plan (as amended, the “Prior U.S. Plan” and together with the Prior Global Plan, the “Prior Plans”), respectively, and further approved the reservation of 609,564 shares of our Common Stock for issuance thereunder. Our stockholders approved the Prior Plans and the shares reserved for issuance thereunder at a special meeting of stockholders that was held on March 28, 2005.

On April 28, 2008, the Board approved the amendment and restatement of the Prior Plans to increase the number of shares available for issuance under the Prior Plans by an additional 333,333 shares. Our stockholders approved the amendment and restatement of the Prior Plans on June 5, 2008.

On April 21, 2011, the Board approved another amendment and restatement of the Prior Plans to increase the number of shares available for issuance under the Prior Plans by an additional 333,333 shares. Our stockholders approved the amendment and restatement of the Prior Plans on June 10, 2011.

On May 6, 2012, the Board approved another amendment and restatement of the Prior Plans to increase the number of shares available for issuance under the Prior Plans by an additional 600,000 shares. Our stockholders approved the amendment and restatement of the Prior Plans on June 12, 2012.

At the 2014 Annual Meeting of Stockholders of the Company on August 14, 2014, the Company’s stockholders approved the Company’s 2014 Stock Incentive Plan and the Company’s 2014 Global Share Option Plan (together, the “Plans”). The Plans were approved by the Company’s Board of Directors on July 9, 2014, subject to the approval of the Company’s stockholders, and became effective upon the stockholders’ approval on August 14, 2014. On October 30, 2014, the Governance, Nominating and Compensation Committee of the Board of Directors of the Company approved (i) forms of Incentive Stock Option Agreement, Nonstatutory Stock Option Agreement and Restricted Stock Agreement, each under the Company’s 2014 Stock Incentive Plan, and (ii) a form of Option Agreement under the Company’s 2014 Global Share Option Plan.

The Company may issue up to 600,000 shares (subject to adjustment for certain changes in the Company’s capitalization) of Common Stock, which pool shall be shared between the Plans, and, accordingly, shares issued pursuant to awards issued under either Plan shall reduce the number of shares available for issuance under the other Plan.

Starting August 14, 2014, we no longer issue awards under each of the Prior Plans; however, grants that were made prior to August 14, 2014 under the Prior Plans will remain outstanding pursuant to their terms.

Under the 2014 Global Share Option Plan, we granted a total of 70,666 options with $0.75 exercise prices to directors of the Company. Under the 2014 Stock Incentive Plan (the “U.S. Plan”), we issued an additional 50,666 shares of restricted stock and options to directors and Advisory Board members. As of December 31, 2014, there were 478,668 shares available for issuance under the Plans.

Compensation of Directors

The following table sets forth certain summary information with respect to the compensation paid during the fiscal year ended December 31, 2014 earned by each of the directors of the Company. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Director Compensation Table for Fiscal 2014

	Fees				Option
	Earned or		Stock		Awards
	Paid in		Awards		($)		Total
Name	Cash ($)		($)(1)		(1)(2)		($)
Dr. Irit Arbel	—		—		80,581	(3)	80,581
Mr. Mordechai Friedman	—		—		53,013	(4)	53,013
Mr. Alon Pinkas	—		—		48,772	(5)	48,772
Mr. Chen Schor	60,000	(6)	—		—		60,000
Dr. Robert Shorr	—		40,300	(7)	—		40,300
Mr. Malcolm Taub	—		40,300	(8)	—		40,300

(1) The amounts shown in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the directors during fiscal 2014.

(2) The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note(8)(B)(2)(a) to Consolidated Financial Statements.

(3) At December 31, 2014, Dr. Arbel had options (vested and unvested) to purchase 115,218 shares of Common Stock.

(4) At December 31, 2014, Mr. Friedman had options (vested and unvested) to purchase 47,777 shares of Common Stock.

(5) At December 31, 2014, Mr. Pinkas had options (vested and unvested) to purchase 44,665 shares of Common Stock.

(6) Represents the amount paid to Mr. Schor pursuant to the Executive Director Agreement for his services as a director and consultant.

(7) At December 31, 2014, Mr. Shorr had 5,778 shares of unvested restricted Common Stock.

(8) At December 31, 2014, Mr. Taub had 5,778 shares of unvested restricted Common Stock.

On July 9, 2014, the Board voted to amend and restate the Company’s non-employee director compensation plan (the “Amended Director Compensation Plan”) to increase the annual award to non-U.S. directors to a nonqualified stock option to purchase 13,333 shares of Common Stock with an exercise price of $0.75 per share and to clarify the terms of committee member grants. Pursuant to the Amended Director Compensation Plan, every non-employee director of the Company, other than Chen Schor, is eligible to participate in the Amended Director Compensation Plan. Each eligible director is granted an annual award immediately following each annual meeting of stockholders beginning with the 2014 annual meeting. For non-U.S. directors, this annual award consists of a nonqualified stock option to purchase 13,333 shares of Common Stock. For U.S. directors, at their option, this annual award is either (i) a nonqualified stock option to purchase 6,666 shares of Common Stock or (ii) 6,666 shares of restricted stock. Additionally, each member of the GNC Committee or Audit Committee of the Board receives (i) a nonqualified stock option to purchase 2,000 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 2,000 shares of restricted stock. The chair of the GNC Committee or Audit Committee will instead of the above committee award receive (i) a nonqualified stock option to purchase 3,333 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 3,333 shares of restricted stock. Any eligible participant who is serving as chairperson of the Board shall also receive (i) a nonqualified stock option to purchase 6,666 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 6,666 shares of restricted stock. Awards are granted on a pro rata basis for directors serving less than a year at the time of grant. The exercise price for options for U.S. directors will be equal to the closing price per share of the Common Stock on the grant date as reported on the Over-the-Counter Bulletin Board or the national securities exchange on which the Common Stock is then traded. The exercise price for options for non-U.S. directors is $0.75. Every option and restricted stock award will vest monthly as to 1/12 the number of shares subject to the award over a period of twelve months from the date of grant, provided that the recipient remains a member of the Board on each such vesting date, or, in the case of a committee award, remains a member of the committee on each such vesting date.

On August 15, 2014, the following grants were made under the Amended Director Compensation Plan to the eligible directors: Dr. Arbel received a stock option to purchase 25,333 shares of Common Stock for her service as a director, chairperson of the Board, chair of the GNC Committee and a member of the Audit Committee; Mr. Friedman received a stock option to purchase 16,666 shares of Common Stock for his service as a director and chair of the Audit Committee; Mr. Pinkas received a stock option to purchase 15,333 shares of Common Stock for his service as a director and a member of the Audit Committee; Mr. Shorr received 8,666 shares of restricted stock for his service as a director and a member of the GNC Committee; and Mr. Taub received 8,666 shares of restricted stock for his service as a director and a member of the GNC Committee. On August 15, 2014, the Company also granted to Mr. Yablonka a stock option to purchase 13,333 shares of Common Stock for his service as a director.

On August 22, 2011, Mr. Schor received a grant of 61,558 shares of restricted stock and receives $15,000 per quarter for his services as a director and advisor of the Company pursuant to the terms of the Executive Director Agreement, as described in detail in “Certain Arrangements” under Item 10.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of January 30, 2015 with respect to the beneficial ownership of our Common Stock by the following: (i) each of our current directors; (ii) the Named Executive Officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of our Common Stock.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of our Common Stock issuable under options that are exercisable on or within 60 days after January 30, 2015 (“Presently Exercisable Options”) or under warrants that are exercisable on or within 60 days after January 30, 2015 (“Presently Exercisable Warrants”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the Common Stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the Common Stock beneficially owned by any other person or entity. Unless otherwise indicated, the address of each person listed in the table is c/o Brainstorm Cell Therapeutics Inc., 3 University Drive, Suite 320, Hackensack, NJ 07601.

The percentage of the Common Stock beneficially owned by each person or entity named in the following table is based on 18,393,546 shares of Common Stock outstanding as of January 30, 2015 plus any shares issuable upon exercise of Presently Exercisable Options and Presently Exercisable Warrants held by such person or entity.

	Shares Beneficially Owned
	Number of		Percentage of
Name of Beneficial Owner	Shares		Class
Directors and Named Executive Officers
Chaim Lebovits	4,078,066	(1)	20.0%
Tony Fiorino	2,500		*
Liat Sossover	33,443	(2)	*
Uri Yablonka	41,110	(2)	*
Irit Arbel	257,995	(3)	1.4%
Mordechai Friedman	40,833	(2)	*
Alon Pinkas	38,276	(2)	*
Chen Schor	61,558		*
Robert Shorr	41,333		*
Malcolm Taub	48,554	(4)	*
All current directors and officers as a group (10 persons)	4,643,668	(5)	22.5%
5% Shareholders
ACCBT Corp.	4,078,066	(1)	20.0%
Morgan & Morgan Building
Pasea Estate, Road Town
Tortola
British Virgin Islands
Sabby Management, LLC	1,466,666	(6)	9.6%
10 Mountainview Road, Suite 205
Upper Saddle River, NJ 07458

*	Less than 1%.

(1)	Consists of (i) 1,933,794 shares of Common Stock owned by ACCBT Corp., (ii) 2,016,666 shares of Common Stock issuable to ACCBT Corp. upon the exercise of Presently Exercisable Warrants and (iii) 127,606 shares of Common Stock owned by ACC International Holdings Ltd. ACC International Holdings Ltd. and Chaim Lebovits, our President, may each be deemed the beneficial owners of these shares.

(2)	Consists of shares of Common Stock issuable upon the exercise of Presently Exercisable Options.

(3)	Includes 104,662 shares of Common Stock issuable upon the exercise of Presently Exercisable Options. Dr. Arbel’s address is 6 Hadishon Street, Jerusalem, Israel.

(4)	Includes 6,666 shares of Common Stock issuable upon the exercise of Presently Exercisable Options.

(5)	Includes (i) 1,933,794 shares of Common Stock owned by ACCBT Corp. (Chaim Lebovits, our President, may be deemed to be the beneficial owner of these shares), (ii) 2,016,666 shares of Common Stock issuable to ACCBT Corp. upon the exercise of Presently Exercisable Warrants, (iii) 127,606 shares of Common Stock owned by ACC International Holdings Ltd. (Chaim Lebovits, our President, may be deemed to be the beneficial owner of these shares) and (iv) 264,990 shares of Common Stock issuable upon the exercise of Presently Exercisable Options.

(6)	Based solely on information provided in the Schedule 13G filed by Sabby Healthcare Master Fund, Ltd., Sabby Volatility Warrant Master Fund, Ltd., Sabby Management, LLC and Hal Mintz with the SEC on February 2, 2015. As calculated in accordance with Rule 13d-3 of the Exchange Act, (i) Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Master Fund, Ltd. beneficially own 800,000 and 666,666 shares of Common Stock, respectively, representing approximately 5.2% and 4.4% of the Common Stock, respectively, and (ii) Sabby Management, LLC and Hal Mintz each beneficially own 1,466,666 shares of the Common Stock, representing approximately 9.6% of the Common Stock. Sabby Management, LLC and Hal Mintz do not directly own any shares of Common Stock, but each indirectly owns 1,466,666 shares of Common Stock. Sabby Management, LLC, a Delaware limited liability company, indirectly owns 1,466,666 shares of Common Stock because it serves as the investment manager of Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd., Cayman Islands companies. Mr. Mintz indirectly owns 1,466,666 shares of Common Stock in his capacity as manager of Sabby Management, LLC. Each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over these shares except to the extent of its or his pecuniary interest therein.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2014:

	Number of		Number of
	securities	Weighted-	securities
	to be	average	remaining
	issued upon	exercise	available for
	exercise of	price of	future
	outstanding	outstanding	issuance
	options,	options,	under equity
	warrants	warrants	compensation
Plan Category	and rights	and rights	plans
Equity compensation plans approved by security holders	1,810,335	$2.33456	665,896	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,810,335	2.33456	665,896	(1)

(1)	A total of 2,476,231 shares of our Common Stock are reserved for issuance in aggregate under the Plans. Any awards granted under either the Global Plan or the U.S. Plan will reduce the total number of shares available for future issuance under the other plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

After our failure to meet the amended payment schedule and subsequent negotiations, on December 24, 2009, we entered into a Letter Agreement and an amended agreement to the Second Ramot Agreement (collectively, the “Letter Agreement”) with Ramot, pursuant to which, among other things, Ramot agreed to: (i) release us from our obligation to fund three years of additional research (which would have totaled $1,140,000) and (ii) accept conversion of certain research payments due in the amount of $272,000 into 74,666 shares of our Common Stock. Pursuant to the Letter Agreement, we agreed, among other things, to: (i) reimburse Ramot for outstanding patent-related expenses; and (ii) abandon our rights in certain joint patent rights and patents of Ramot in certain countries.

As of February 2011, Ramot had sold the 74,666 shares of Common Stock of the Company for $235,000 and the Company paid the remaining approximately $5,000 due to Ramot. There is no additional debt to Ramot.

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

Investment Agreement with ACCBT Corp.

On July 2, 2007, we entered into a Subscription Agreement (the “Subscription Agreement”) with ACCBT, a company under the control of Mr. Chaim Lebovits, our President, pursuant to which we agreed to sell (i) up to 1,833,333 shares of our Common Stock for an aggregate subscription price of up to $5.0 million (the “Subscription Shares”), and (ii) for no additional consideration, warrants to purchase up to 2,016,666 shares of our Common Stock (the “ACCBT Warrants”). Subject to certain closing conditions, separate closings of the purchase and sale of the shares and the warrants were scheduled to take place from August 30, 2007 through November 15, 2008. The warrants originally had the following exercise prices: (i) warrants for the first 672,222 shares of our Common Stock had an exercise price of $3.00; (ii) warrants for the next 672,222 shares of our Common Stock had an exercise price of $4.35; and (iii) warrants for the final 672,223 shares of our Common Stock had an exercise price of $5.40. Each warrant issued pursuant to the Subscription Agreement was to expire on November 5, 2011.

Pursuant to the terms of the Subscription Agreement, as amended, and a related registration rights agreement, ACCBT has the following rights for so long as ACCBT or its affiliates hold at least 5% of our issued and outstanding share capital:

•	Board Appointment Right : ACCBT has the right to appoint 50.1% (any fractions to be rounded up to the nearest whole number) of the members of our Board of Directors and any of our committees and the Board of Directors of our subsidiary.
•	Preemptive Right : ACCBT has the right to receive thirty days’ notice of, and to purchase a pro rata portion (or greater under certain circumstances where offered shares are not purchased by other subscribers) of, securities issued by us, including options and rights to purchase shares. This preemptive right does not include issuances under our equity incentive plans.
•	Consent Right : ACCBT’s written consent is required for certain corporate actions, including issuance of shares (other than existing warrants and issuances under our incentive plans), amendment of our charter or bylaws, repurchase of shares, declaration or payment of dividends or distributions, related party transactions, non-ordinary course transactions involving $25,000 or more, liquidation or dissolution, the creation, acquisition or disposition of a subsidiary or entry into a joint venture or strategic alliance, a material change to our business, merger, change of control, sale of the Company, any acquisition, and any payment of cash compensation over $60,000 per year.

In addition, ACCBT is entitled to demand and piggyback registration rights, whereby ACCBT may request, upon 15 days’ written notice, that we file, or include within a registration statement to be filed, with the Securities and Exchange Commission for ACCBT’s resale of the Subscription Shares, as adjusted, and the shares of our Common Stock issuable upon exercise of the ACCBT Warrants.

On August 18, 2009, we entered into an amendment to the Subscription Agreement (the “Amendment”), dated as of July 31, 2009, with ACCBT. Under the terms of the Subscription Agreement, ACCBT was no longer obligated to invest any further amounts in the Company. Pursuant to the Amendment, ACCBT agreed to invest the remaining amount outstanding under the Subscription Agreement up to $5.0 million in the Company, and, in return, we agreed to amend the Subscription Agreement to, among other things: (i) decrease the purchase price per share of the Subscription Shares that ACCBT previously purchased or will purchase pursuant to the terms of the Subscription Agreement, as amended, from $2.73 to $1.80 (the “Repricing”); (ii) adjust the number of shares of Common Stock issuable under the Subscription Agreement in accordance with the Repricing; (iii) extend the expiration date of all warrants; (iv) amend the exercise price of certain of the warrants from $5.40 to $4.35; and (v) revise the investment schedule of the purchase and sale of the Subscription Shares. Pursuant to the Amendment, the Repricing retroactively applied to all Subscription Shares purchased by ACCBT prior to the Amendment.

As of the date of this Annual Report on Form 10-K, ACCBT has purchased all of the Subscription Shares.

Warrants to purchase up to 2,016,666 shares of Common Stock were issued to ACCBT, all of which are presently outstanding. The outstanding ACCBT Warrants contain cashless exercise provisions, which permit the cashless exercise of up to 50% of the underlying shares of Common Stock, and 672,222 of such ACCBT Warrants have an exercise price of $3.00 and the remainder have an exercise price of $4.35.

On May 25, 2014, the Company entered into a Warrant Amendment Agreement with ACCBT, pursuant to which the expiration date of each ACCBT Warrant was extended until November 5, 2017, in consideration of ACCBT having provided a series of waivers of their rights, including anti-dilution rights. Pursuant to the amendment, the ACCBT documents were amended to reflect the extension of the warrants’ expiration date.

We registered 1,920,461 shares of Common Stock and 2,016,666 shares of Common Stock underlying the ACCBT Warrants on registration statement No. 333-201705 dated January 26, 2015 pursuant to ACCBT’s registration rights.

Agreement with Abraham Israeli

On April 13, 2010, the Company, Dr. Israeli, then a member of the Board of Directors, and Hadasit entered into an Agreement, which was amended to clarify certain terms on December 31, 2011 (as amended, the “Hadasit Agreement”), pursuant to which Dr. Israeli agreed, during the term of the Hadasit Agreement, to serve as (i) our Clinical Trials Advisor and (ii) a member of our Board of Directors. Any party may terminate the Hadasit Agreement upon 30 days’ prior written notice to the other parties. In consideration of the services to be provided by Dr. Israeli to us under the Hadasit Agreement, we agreed to grant options and warrants annually during the term of the Hadasit Agreement for the purchase of our Common Stock, as follows:

•	an option for the purchase of 11,111 shares of Common Stock at an exercise price equal to $0.00075 per share to Dr. Israeli; and
•	warrants for the purchase of 2,222 shares of Common Stock at an exercise price equal to $0.00075 per share to Hadasit.

Such options vested and became exercisable in twelve (12) consecutive equal monthly amounts.

In December 2013, the Board of Directors agreed to grant to Prof. Israeli additional options in connection with the yearly grant under the Hadasit Agreement.

The Hadasit Agreement was terminated effective April 25, 2014 when Dr. Israeli resigned from the Board of Directors. The Hadasit Agreement provided terms for Prof. Israeli’s service as the Company’s Clinical Trials Advisor and a member of the Company’s Board of Directors, both of which ceased on April 25, 2014. As a result of the termination of the Hadasit Agreement, Prof. Israeli and Hadasit will no longer receive annual grants to purchase shares of Common Stock, and any outstanding and unvested grants made pursuant to the Hadasit Agreement ceased to vest, and the grants were valid until and may be exercised only on or before October 25, 2014. All such grants were exercised.

Independence of the Board of Directors

The Board of Directors has determined that each of Dr. Arbel, Mr. Friedman, Mr. Pinkas, Dr. Shorr and Mr. Taub satisfies the criteria for being an “independent director” under the standards of the Nasdaq Stock Market, Inc. (“Nasdaq”) and has no material relationship with the Company other than by virtue of service on the Board of Directors. Mr. Schor and Mr. Yablonka are not considered “independent directors.” The Board of Directors also determined that Dr. Israeli, a former director, satisfied the criteria for being an “independent director” under the Nasdaq standards and had no material relationship with the Company other than by virtue of his service on the Board of Directors. During the course of determining the independence of Dr. Israeli, the Board of Directors considered the Hadasit Agreement described in “Certain Relationships and Related Transactions” above. Dr. Israeli resigned from the Board as of April 25, 2014.

The Board of Directors is comprised of a majority of independent directors and the Audit and GNC Committees are comprised entirely of independent directors.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm

Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., a member of Deloitte Touche Tohmatsu (“Deloitte”) for the audit of our financial statements for the fiscal years ended December 31, 2014 and 2013 and fees billed for other services rendered by Deloitte during those periods.

	December 31,	December 31,
	2014	2013
Audit Fees (1)	$51,000	$51,000
Audit-Related Fees (XBRL)	$6,000	$6,000
Tax Fees	$4,000	$4,000
Public Offering Fees	$7,000	$43,000
All Other Fees (2)	$34,000	$20,000
Total Fees	$102,000	$124,000

(1)	Audit fees are comprised of fees for professional services performed by Deloitte for the audit of our annual financial statements and the review of our quarterly financial statements, as well as other services provided by Deloitte in connection with statutory and regulatory filings or engagements.
(2)	In the year ended December 31, 2013, the services performed by Deloitte were for the 2013 Public Offering, Inter-Company agreement and Sarbanes-Oxley Act. The services performed in the year ended December 31, 2014 were with respect to the Inter-Company agreement and Sarbanes-Oxley Act.

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

BRAINSTORM CELL THERAPEUTICS INC.

Date: March 24, 2015	By:	/s/ Dr. Tony Fiorino
Name: Dr. Tony Fiorino
Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Tony Fiorino	Chief Executive Officer	March 24, 2015
Dr. Tony Fiorino	(Principal Executive Officer)

/s/ Liat Sossover	Chief Financial Officer	March 26, 2015
Liat Sossover	(Principal Financial and Accounting Officer)

/s/ Irit Arbel		March 26, 2015
Irit Arbel	Director

/s/ Mordechai Friedman		March 26, 2015
Mordechai Friedman	Director

March ___, 2015
Alon Pinkas	Director

/s/ Chen Schor		March 24, 2015
Chen Schor	Director

/s/ Robert Shorr		March 25, 2015
Robert Shorr	Director

/s/ Malcolm Taub		March 24, 2015
Malcolm Taub	Director

/s/ Uri Yablonka		March 26, 2015
Uri Yablonka	Director

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, dated as of November 28, 2006, by and between Brainstorm Cell Therapeutics Inc., a Washington corporation, and Brainstorm Cell Therapeutics Inc., a Delaware corporation, is incorporated herein by reference to Appendix A of the Company’s Definitive Schedule 14A dated November 20, 2006 (File No. 333-61610).

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. is incorporated herein by reference to Appendix B of the Company’s Definitive Schedule 14A dated November 20, 2006 (File No. 333-61610).

3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated September 15, 2014, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated September 15, 2014 (File No. 000-54365).

3.3	ByLaws of Brainstorm Cell Therapeutics Inc. is incorporated herein by reference to Appendix C of the Company’s Definitive Schedule 14A dated November 20, 2006 (File No. 333-61610).

3.4	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007, is incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 27, 2007 (File No. 333-61610).

4.1	Specimen Certificate of Common Stock of Brainstorm Cell Therapeutics Inc., incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated September 15, 2014 (File No. 000-54365).

10.1	Research and License Agreement, dated as of July 8, 2004, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 8, 2004 (File No. 333-61610).

10.2	Research and License Agreement, dated as of March 30, 2006, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 30, 2006 (File No. 333-61610).

10.3	Amendment Agreement, dated as of May 23, 2006, to Research and License Agreement, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated March 30, 2006 (File No. 333-61610).

10.4	Amendment Agreement, dated as of March 31, 2006, among the Company, Ramot at Tel Aviv University Ltd. and certain warrantholders is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 30, 2006 (File No. 333-61610).

10.5	Second Amended and Restated Research and License Agreement, dated July 26, 2007, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2007 (File No. 333-61610).

10.6	Second Amended and Restated Registration Rights Agreement, dated August 1, 2007, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2007 (File No. 333-61610).

10.7	Waiver and Release, dated August 1, 2007, executed by Ramot at Tel Aviv University Ltd. in favor of the Company is incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2007 (File No. 333-61610).

10.8	Letter Agreement, dated December 24, 2009, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 31, 2009 (File No. 333-61610).

10.9	Amendment No. 1 to Second Amended and Restated Research and License Agreement, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed Decembed 31, 2009 (File No. 333-61610).

10.10	Assignment Agreement, dated December 20, 2011, by and between the Company and Brainstorm Cell Therapeutics Ltd. is incorporated herein by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1, as filed with the SEC on February 3, 2012 (File No. 333-179331).

10.11	Consulting Agreement, dated as of July 8, 2004, by and between the Company and Prof. Eldad Melamed is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 8, 2004 (File No. 333-61610).

10.12	Consulting Agreement, dated as of May 31, 2012, by and between the Company and Dr. Daniel Offen, incorporated herein by reference to Exhibit 10.15 of the Company’s Registration Statement filed June 29, 2012 (File No. 333-179331).

10.13	Lease Agreement, dated as of December 1, 2004, among the Company, Petah Tikvah Science and Technology District ‘A’ Ltd., Petah Tikvah Science and Technology District ‘B’ Ltd. and Atzma and Partners Maccabim Investments Ltd. is incorporated herein by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-QSB dated December 31, 2004 (File No. 333-61610).

10.14*	Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated August 14, 2014 (File No. 000-54365).

10.15*	Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated August 14, 2014 (File No. 000-54365).

10.16*	Form of Incentive Stock Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated October 30, 2014 (File No. 001-36641).

10.17*	Form of Nonstatutory Stock Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated October 30, 2014 (File No. 001-36641).

10.18*	Form of Restricted Stock Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K dated October 30, 2014 (File No. 001-36641).

10.19*	Form of Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K dated October 30, 2014 (File No. 001-36641).

10.20	Subscription Agreement, dated July 2, 2007, by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.21	Amendment to Subscription Agreement, dated as of July 31, 2009, by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 24, 2009 (File No. 333-61610).

10.22	Form of Common Stock Purchase Warrant issued by the Company to ACCBT Corp. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.23	Form of Registration Rights Agreement by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.24	Form of Security Holders Agreement, by and between ACCBT Corp. and certain security holders of the Registrant is incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.25*	Employment Agreement, dated June 23, 2010, by and between the Brainstorm Cell Therapeutics Ltd. and Liat Sossover is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010 (File No. 333-61610).

10.26	Clinical Trial Agreement, entered into as of February 17, 2010, among BrainStorm Cell Therapeutics Ltd., Prof. Dimitrios Karussis and Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 (File No. 000-54365).

10.27	Amendment to the Clinical Trial Agreement, entered into as of June 27, 2011, among BrainStorm Cell Therapeutics Ltd., Prof. Dimitrios Karousis and Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 (File No. 000-54365).

10.28*	BrainStorm Cell Therapeutics Inc. Director Compensation Plan is incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 (File No. 000-54365).

10.29*	Amended and Restated Executive Director Agreement, dated November 11, 2011, by and between the Company and Chen Schor is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed November 16, 2011 (File No. 333-61610).

10.30	Warrant Amendment Agreement, dated as of May 10, 2012, by and between BrainStorm Cell Therapeutics Inc. and ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2012 (File No. 000-54365)

10.31	Form of Common Stock Purchase Warrant issued by Brainstorm Cell Therapeutics Inc. to Placement Agent, incorporated herein by reference to Exhibit A of Exhibit 10.58 of the Company’s Registration Statement filed June 29, 2012 (File No. 333-179331).

10.32	Form of Warrant is incorporated herein by reference to Annex B of the Company’s Rule 424(b)(1) Prospectus filed July 19, 2012 (File No. 333-179331).

10.33	Form of Warrant is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 13, 2013 (File No. 000-54365).

10.34	Form of Securities Exchange Agreement, dated as of April 25, 2014 by and between Brainstorm Cell Therapeutics Inc. and the Holder (defined therein) is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2014 (File No. 000-54365).

10.35	Form of May 27, 2014 Brainstorm Cell Therapeutics Inc. Warrant Redemption Agreement is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2014 (File No. 000-54365).

10.36	Form of May 27, 2014 Brainstorm Cell Therapeutics Inc. Waiver Regarding Anti-Dilution is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2014 (File No. 000-54365).

10.37	Amendment of Warrants dated May 19, 2014 by and among Brainstorm Cell Therapeutics Inc., ACCBT Corp. and ACC International Holdings Ltd. is incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2014 (File No. 000-54365).

10.38*	Employment Agreement dated June 6, 2014 between BrainStorm Cell Therapeutics Ltd. and Uri Yablonka, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 6, 2014 (File No. 000-54365).

10.39*	Employment Agreement dated June 9, 2014 between Brainstorm Cell Therapeutics Inc. and Anthony Fiorino, M.D., Ph.D., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 9, 2014 (File No. 000-54365).

10.40	Common Stock Purchase Warrant issued by Brainstorm Cell Therapeutics Inc. to Placement Agent, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated June 19, 2014 (File No. 000-54365).

10.41	Form of Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 13, 2014 (File No. 000-54365).

10.42	Form of Warrant is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 13, 2014 (File No. 000-54365).

10.43	Form of Registration Rights Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 13, 2014 (File No. 000-54365).

10.44*	Brainstorm Cell Therapeutics Inc. Second Amended and Restated Director Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated July 9, 2014 (File No. 000-54365).

10.45	Form of Warrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 8, 2015 (File No. 001-36641).

10.46	Maxim Engagement Letter, dated January 6, 2015, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 8, 2015 (File No. 001-36641).

10.47	Warrant Exercise Agreement, dated as of January 8, 2015, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 8, 2015 (File No. 001-36641).

21	Subsidiaries of the Company.

23.1	Consent of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu.

23.2	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global.

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Annual Report on Form 10-K of Brainstorm Cell Therapeutics Inc. for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of December 31, 2014, and 2013; (2) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 and from September 22, 2000 (Inception) to December 31, 2014; (3) Statements of Changes in Stockholders’ Equity (Deficit) from September 22, 2000 (Inception) through December 31, 2014; (4) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 and from September 22, 2000 (Inception) to December 31, 2014; and (5) Notes to Financial Statements.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.

