Form 10-Q
period 2015-03-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2015-05-14
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission File Number 001-36641

BRAINSTORM CELL THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-7273918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3 University Drive, Suite 320 Hackensack, NJ (Address of principal executive offices)	07601 (Zip Code)

(201) 488-0460

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

As of May 11, 2015, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 18,480,957.

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this quarterly report on Form 10-Q, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2015

UNAUDITED

U.S. DOLLARS IN THOUSANDS

3

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2015

UNAUDITED

U.S. DOLLARS IN THOUSANDS

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data and exercise prices)

	March 31,	December 31,
	2 0 1 5	2 0 1 4
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	3,494	4,251
Short-term deposit	17,855	4,290
Account receivable	693	1,005
Prepaid expenses	36	32
Total current assets	22,078	9,578

Long-Term Assets:
Prepaid expenses	19	20
Total long-term investments	19	20

Property and Equipment, Net	290	313

Total assets	22,387	9,911

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade payables	922	1,542
Accrued expenses	1,571	1,347
Other accounts payable	233	224
Total current liabilities	2,726	3,113

Long-Term Liabilities:
Warrants issued to investors	-	123
Total long-term liabilities	-	123

Total liabilities	2,726	3,236

Stockholders' Equity:
Stock capital: (Note 6)	13	11
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at March 31, 2015 and December 31, 2014; Issued and outstanding: 18,393,546 and 15,281,497 shares at March 31, 2015 and December 31, 2014 respectively.
Additional paid-in-capital	83,537	68,317
Accumulated deficit	(63,889)	(61,653)
Total stockholders' equity	19,661	6,675

Total liabilities and stockholders' equity	22,387	9,911

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands

(Except share data and exercise prices)

	Three months ended
	March 31,
	2 0 1 5	2 0 1 4
	Unaudited
Operating costs and expenses:

Research and development, net	$1,245	$680
General and administrative	960	351

Total operating costs and expenses	2,205	1,031

Financial expenses, net	31	1,080

Operating loss	2,236	2,111

Taxes on income	-	-

Net loss	$2,236	$2,111
Basic and diluted net loss per share from continuing operations	0.12	0.18

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	18,128,440	11,753,706

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data and exercise prices)

	Common stock			Additional paid-in	Accumulated	Total stockholders'
	Number	Amount		capital	deficit	equity

Balance as of December 31, 2012	10,005,644	$7		$51,483	$(47,508)	$3,982

Stock-based compensation related to options and stock granted to service providers	53,980			197	-	197
Stock-based compensation related to stock and options granted to directors and employees	50,666			674	-	674
Issuance of shares for public offering	1,568,628	1		2,496	-	2,497
Issuance of shares for private placement	55,555	(*	)	250	-	250
Conversion of convertible loans	8,408	-		30	-	30
Exercise of options	8,000	(*	)	8	-	8
Net loss	-	-		-	(4,899)	(4,899)

Balance as of December 31, 2013	11,750,881	$8		$55,138	$(52,407)	$2,739

*	Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data and exercise prices)

	Common stock			Additional paid-in	Accumulated	Total stockholders'
	Number	Amount		capital	deficit	equity

Balance as of December 31, 2013	11,750,881	$8		$55,138	$(52,407)	$2,739

Stock-based compensation related to warrants and stock granted to service providers	53,419	-		198	-	198
Stock-based compensation related to stock and options granted to directors and employees	50,667	-		1,024	-	1,024
Issuance of shares for private placement	2,800,000	3		9,551	-	9,554
Stock issued for warrants exchange	388,735	(*	)	1,633	-	1,633
Warrants liability classified as equity	-	-		42	-	42
Exercise of warrants	180,018	(*	)	701	-	701
Exercise of options	57,777	(*	)	30		30
Net loss	-	-		-	(9,246)	(9,246)

Balance as of December 31, 2014	15,281,497	$11		$68,317	$(61,653)	$6,675

*	Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data and exercise prices)

	Common stock			Additional paid-in	Accumulated	Total stockholders'
	Number	Amount		capital	deficit	equity

Balance as of December 31, 2014	15,281,497	$11		$68,317	$(61,653)	$6,675

Stock-based compensation related to warrants and stock granted to service providers		-		-	-	-
Stock-based compensation related to stock and options granted to directors and employees		-		347	-	347
Exercise and reissuance of warrants	2,546,667	2		12,395	-	12,397
Exercise of liability classified warrants	29,000	(*	)	145	-	145
Exercise of equity classified warrants	536,382	(*	)	2,333	-	2,333
Net loss	-	-		-	(2,236)	(2,236)

Balance as of March 31, 2015	18,393,546	$13		$83,537	$(63,889)	$19,661

*	Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(Except share data and exercise prices)

	Three months ended
	March 31,
	2 0 1 5	2 0 1 4
	Unaudited

Cash flows from operating activities:

Net loss	$(2,236)	$(2,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	23	25
Expenses related to shares and options granted to service providers	-	110
Amortization of deferred stock-based compensation related to options granted to employees	347	122
Decrease in accounts receivable and prepaid expenses	309	117

Increase (decrease) in trade payables	(620)	98
Increase in other accounts payable and accrued expenses	233	177

Revaluation of warrants	7	1,071

Total net cash used in operating activities	$(1,937)	$(391)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(Except share data and exercise prices)

	Three months ended
	March 31,
	2 0 1 5	2 0 1 4
	Unaudited

Cash flows from investing activities:
Purchase of property and equipment	-	(94)
Changes in short-term deposit	(13,565)	-
Investment in lease deposit	-	9
Total net cash used in investing activities	$(13,565)	$(85)
Cash flows from financing activities:
Proceeds from exercise of warrants	2,348	-
Exercise and reissuance of warrants	12,397	-
Total net cash provided by financing activities	$14,745	-

Decrease in cash and cash equivalents	(757)	(476)
Cash and cash equivalents at the beginning of the period	4,251	3,503

Cash and cash equivalents at end of the period	$3,494	$3,027

Non-cash financing activities:

Exercise of liability classified warrants	130	-

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

The Common Stock is publicly traded on the NASDAQ Capital Market. (See Note 1(W)).

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

GOING CONCERN:

As reflected in the accompanying financial statements, the Company’s operations for the three months ended March 31, 2015, resulted in a net loss of $2,142. These conditions, together with the fact that the Company has no revenues from operations expected in the near future, raise substantial doubt about the Company's ability to continue to operate as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is its ability to raise sufficient additional working capital.

In January 2015, the Company raised approximately $13 million, gross, from exercise of warrants issued in July 2012 and from sale of additional warrants in a private offering (See Note 6B1(h)). The Company believes that the Company has resources to carry out its operations in the upcoming year. However, there can be no assurance that additional funds will be available on terms acceptable to the Company, or that the Company will not incur additional unforeseen costs or expenses.

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

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2014 are applied consistently in these financial statements.

NOTE 3 -	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its wholly-owned subsidiaries as of March 31, 2015 and for the three months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

NOTE 5 -	CONSULTING AGREEMENTS (Cont.):

D.	On March 24, 2014, the Company approved grants of an aggregate 6,000 shares of Common Stock to the Consultants for services rendered in 2013.

E.	After the balance sheet date, in May 2015, the Company approved grants of an aggregate 27,411 shares of Common Stock to the Consultants for services rendered in 2014. Related compensation in the amount of $108 was recorded as research and development expense.

NOTE 6 -	STOCK CAPITAL

A.	The rights of Common Stock are as follows:

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

(g)	On June 19, 2014, the Company, pursuant to the June 13, 2014 securities purchase agreement, entered into with a group of investors, including several healthcare-focused funds, effected a private placement of the Company’s common stock, $0.00005 par value per share, and warrants to purchase Common Stock. The Company received gross proceeds of $10.5 million, resulting from the issuance and sale of 2.8 million shares of Common Stock at a price per share of $3.75, a 15% discount to the 30 day volume-weighted average price of $4.41. The Investors received warrants to purchase up to2.8 million shares of Common Stock at an exercise price of $5.22 per share. The Warrants became exercisable immediately upon closing of the private placement and have a term of three (3) years.

(h)	Pursuant to a Warrant Exercise Agreement, dated January 8, 2015, holders of the Company warrants to purchase an aggregate of approximately 2.5 million shares of the Company’s Common Stock at an exercise price of $5.22 per share, issued in a private placement to accredited investors that was consummated on June 13, 2014, agreed to exercise their 2014 Warrants in full and the Company agreed to issue new warrants to the holders to purchase up to an aggregate of approximately 3.8 million unregistered shares of Common Stock at an exercise price of $6.50 per share. The Company received an aggregate of approximately $13 million in proceeds from the exercises of the 2014 Warrants. In connection with the Exercise Agreement, the Company agreed to pay to the Placement Agency a cash fee equal to 6.0% of the Exercise Proceeds, as well as fees and expenses of the Placement Agency of $20. In addition, the Company issued the Placement Agency a warrant to purchase 38,000 shares of Common Stock upon substantially the same terms as the New Warrants.

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

In June 2008, June 2011 and in June 2012, the Company's stockholders approved increases in the number of shares of common stock available for issuance under these stock option plans by 333,333, 333,333 and 600,000 shares, respectively

Each option granted under the plans is exercisable until the earlier of ten years from the date of grant of the option or the expiration dates of the respective option plans. The 2004 and 2005 options plans expired on November 25, 2014 and March 28, 2015, respectively.

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

On October 31, 2014, the Company granted to four of its directors options to purchase an aggregate of 70,666 shares of Common Stock of the Company at $0.75 per share. As of March 31, 2015 the compensation expense related to the options of $200 was recorded as general and administrative expense.

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the three months ended March 31, 2015
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	792,110	3.4545
Granted	-	-
Exercised	-	-
Cancelled	(5,000)	11.2500

Outstanding at end of period	787,110	3.4050	822,518

Vested and expected-to-vest at end of period	348,722	2.4781	687,662

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on March 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2015.

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

The fair value for the warrants to service providers was estimated on the measurement date determined using a Black-Scholes option pricing model, with the following weighted-average assumptions for the year ended December 31, 2010; weighted average volatility of 140%, risk free interest rates of 2.39%-3.14%, dividend yields of 0% and a weighted average life of the options of 5-5.5 and 1-9 years. There were no grants to service providers during 2013, 2014 and 2015 using Black-Scholes calculation.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES U.S. dollars in thousands (Except share data and exercise prices) Notes to Consolidated Financial Statements

NOTE 6 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

3.	Shares and warrants to service providers: (Cont.):

(a)	Warrants to investors and service providers and investors: (Cont.):

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through
Nov-Dec 2004	973,390	959,734	13,656	-	0.00075 - 0.15	-	-
Feb-Dec 2005	203,898	32,011	169,887	2,000	2.25 - 37.5	2,000	Jun - Dec 2015
Feb-Dec 2006	112,424	48,513	31,911	32,000	0.075 – 22.5	32,000	Feb - May 2016
Mar-Nov 2007	180,220	-	66,887	113,333	2.25 - 7.05	113,333	Mar 2017 – Oct 2017
Nov 2008	6,667	-	-	6,667	2.25	6,667	Sep-18
Apr-Oct 2009	26,667	6,667	-	20,000	1.005 – 1.5	20,000	Apr 2019 – Oct 2019
Aug 2007- Jan 2011	2,016,667	-	-	2,016,667	3 - 4.35	2,016,667	Nov-17
Jan 2010	83,333	-	83,333	-	7.5	-	-
Feb 2010	8,333	8,333	-	-	0.15	-	-
Feb 2010	200,000	-	200,000	-	7.5	-	-
Feb 2010	100,000	-	-	100,000	0.015	100,000	Feb-20
Feb 2011	42,735	-	42,735	-	5.85	-	-
Feb 2011	427,167	63,122	364,044	-	4.2	-	-
Feb 2011	854,333	-	854,333	-	7.5	-	-
Jul 2012	32,931	-	32,931	-	5.22	-	-
Jul 2012	990,949	687,037	303,911	-	4.35	-	-
Feb 2013	55,556	-	-	55,556	7.5	55,556	Oct-15
April 2010-2014	12,889	8,889	4,000	-	0.00075	-	-
Aug 2013	1,147,471	-	1,110,706	36,764	3.75	36,764	Aug-16
Aug 2013	29,000	29,000	-	-	0.525	-	-
Jun 2014	2,800,000	2,546,667	-	253,333	5.22	253,333	Jun-17
Jun 2014	84,000	-	-	84,000	4.5	84,000	Jun-17
Jan 2015	3,858,201	-	-	3,858,201	6.5	3,858,201	Jun-18
	14,246,831	4,389,973	3,278,334	6,578,521		6,578,521

(b)	Shares:

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

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers, was comprised, at each period, as follows:

	Three months ended
	March 31,
	2 0 1 5	2 0 1 4
	Unaudited

Research and development	8	128
General and administrative	339	104
Total stock-based compensation expense	347	232

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES U.S. dollars in thousands (Except share data and exercise prices) Notes to Consolidated Financial Statements

NOTE 7 -	SUBSEQUENT EVENTS

A.	On May 3, 2015, the Company granted 60,000 shares of restricted Common Stock to Chen Schor, in consideration for Mr. Schor’s ongoing services as an Executive Director of the Company. The shares will vest as follows: 20,000 on August 22, 2015, 20,000 on August 22, 2016 and 20,000 on August 22, 2017. Related compensation expense will be recorded as general and administrative expense.

B.	In May 2015, the Company approved grants of an aggregate 27,411 shares of Common Stock to the Consultants for services rendered in 2014. Related compensation in the amount of $108 was recorded as research and development expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. and its potential future business operations and performance, including statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2015, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” Some of these are described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2014. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

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

In January 2013, the Israeli MoH approved the second study, a Phase 2a combined (intramuscular and intrathecal) treatment, dose-escalating trial, which we also conducted at Hadassah in collaboration with Prof. Karussis. On September 27, 2013, we announced that we had completed treatment of 12 subjects in the study, and an interim safety summary for the first 12 subjects was submitted to the Hadassah Medical Center Ethical Committee shortly thereafter. Prof. Karussis presented some preliminary findings from this trial at the 24th International Symposium on ALS/MND in Milan, Italy in December 2013, and at the Joint Congress of European Neurology in Istanbul, Turkey in June 2014. On January 5, 2015, the Company presented final top line data from this study in a press release and investor conference call, and the full results were presented in April 2015 at the American Academy of Neurology annual meeting, in Washington D.C. The results of this study confirmed the safety profile observed in the earlier Phase 1/2 trial, with the vast majority of adverse events being low-grade. There were two deaths and two serious adverse events, all of which were deemed by the investigators to be unrelated to treatment. In this study, we observed a large and clinically meaningful benefit after treatment with NurOwn®, as indicated by a reduction in the rate of disease progression, assessed by the ALSFRS-R and FVC scores. We also conducted a piecewise linear regression analysis of all subjects who received intrathecal (“IT”) administration in the Phase 2a study and in the prior Phase 1/2 study. For the combined per protocol group, the rate of decline in ALSFRS-R improved from -1.2 points per month pre-treatment to -0.6 points per month post treatment (two-sided p=0.052), and the rate of decline in FVC improved from -5.1% per month pre-treatment to -1.2% per month post-treatment (two-sided p=0.036).

In December 2013, the Company submitted an Investigational New Drug (“IND”) application to the FDA for NurOwn® in ALS, and on April 28, 2014, the FDA approved commencement of the Company’s randomized, double-blind, placebo controlled multi-center Phase 2 clinical trial of NurOwn® in ALS patients. On June 6, 2014, the Company announced the enrollment of the first subject at Massachusetts General Hospital in Boston, Massachusetts. The trial is also being conducted at the University of Massachusetts Memorial Hospital in Worcester, Massachusetts and the Mayo Clinic in Rochester, Minnesota. For this study, NurOwn® is manufactured at the Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute (“DFCI”) in Boston, Massachusetts and at the Human Cellular Therapy Lab at the Mayo Clinic. This study is designed to enroll 48 patients randomized in a 3:1 ratio to receive NurOwn® or placebo. Results from this trial are not expected until 2016. In February 2015, the Company announced that the Data Safety Monitoring Board (“DSMB”) for the multi-center U.S. Phase 2 clinical trial reviewed the safety data collected through a cutoff date in January 2015, and did not find any lab abnormalities, adverse events or significant protocol deviations that would be cause for concern and therefore approved continuation of the trial as planned.

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

Corporate Information

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 3 University Plaza Drive, Suite 320, Hackensack, NJ 07601, and our telephone number is (201) 488-0460. We maintain an Internet website at http://www.brainstorm-cell.com. The information on our website is not incorporated into this Quarterly Report on Form 10-Q.

Results of Operations

For the period from inception (September 22, 2000) until March 31, 2015, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2018. In addition, the Company has incurred operating costs and other expenses of approximately $2,205,000 during the three months ended March 31, 2015.

Research and Development, net:

Research and development expenses, net for the three months ended March 31, 2015 and 2014 were $1,245,000 and $680,000, respectively. In addition, the Company’s grant from The Office of the Chief Scientist decreased by $20,000 to $266,000 for the three months ended March 31, 2015 from $286,000 for the three months ended March 31, 2014.

The increase in research and development expenses for the three months ended March 31, 2015 is primarily due to (i) an increase of $678,000 to $1,009,000 for the three months ended March 31, 2015, from $331,000 for the three months ended March 31, 2014 for costs of activities related to commencement of the U.S. Clinical Trial including fees to PRC Clinical and regulatory consultants, fees to DFCI and Mayo Clinic, and on-site technology transfer training to DFCI cleanroom personnel and (ii) a decrease of $20,000 in OCS participation from $286,000 in the three months ended March 31, 2014 to $266,000 in the three months ended March 31, 2015. This increase was offset by: (i) a decrease of $50,000 in costs associated with the clinical trials, conducted in accordance with GMP in Hadassah, for an aggregate amount of $191,000 for the three months ended March 31, 2015, compared to $241,000 for the three months ended March 31, 2014; (ii) a decrease of $51,000 in payroll costs and (iii) a decrease of $32,000 for consultants, travel, stock-based compensation expenses and other from $172,000 in the three months ended March 31, 2014 to $140,000 in the three months ended March 31, 2015.

General and Administrative:

General and administrative expenses for the three months ended March 31, 2015 and 2014 were $960,000 and $351,000, respectively. The increase in general and administrative expenses for the three month period ended March 31, 2015 from the three month period ended March 31, 2014 is primarily due to: (i) an increase of $236,000 in stock-based compensation expenses, from $104,000 in the three months ended March 31, 2014 to $340,000 in the three months ended March 31, 2015; (ii) an increase of $116,000 in payroll costs due to recruitment of a CEO during 2014; (iii) an increase of $282,000 for rent, travel, PR, stock costs and others from $67,000 in the three months ended March 31, 2014 to $349,000 in the three months ended March 31, 2015. This increase was partially offset by a decrease of $25,000 in consultants from $85,000 in the three months ended March 31, 2014 to $60,000 in the three months ended March 31, 2015.

Financial Expenses:

Financial expense for the three months ended March 31, 2015 was $31,000, compared to a financial expense of $1,080,000 for the three months ended March 31, 2014. The financial expense for the three months ended March 31, 2015 in the amount of $31,000 is mainly due to conversion exchange rates and bank charges that were offset by an interest receivable from a bank deposit.

The financial expense for the three months ended March 31, 2014 is mainly due to: (i) conversion exchange rates and bank charges that were offset by an interest receivable from a bank deposit in the amount of $9,000 and (ii) a financial expense of $1,071,000 that is due to revaluation of certain warrants issued to investors in the August 2013 public offering ("2013 Warrants"). Certain 2013 Warrants contain anti-dilution provisions. Under generally accepted accounting principles, the anti-dilution provisions require those 2013 Warrants to be valued and classified as a warrant liability on the balance sheet, resulting in a reduction of stockholders’ equity. In 2014, we entered into agreements with certain holders of 2013 Warrants to exchange or redeem their 2013 Warrants. We also entered into agreements with certain holders of 2013 Warrants to waive their anti-dilution rights. On January 6, 2015, the remaining holders of 2013 Warrants, that did not participate in the exchange or redemption and that did not provide a waiver of their anti-dilution rights, exercised their warrants. Therefore, the liability related to the 2013 Warrants has been cancelled.

Net Loss:

Net loss for the three months ended on March 31, 2015 was $2,236,000, as compared to a net loss of $2,111,000 for the three months ended March 31, 2014. Net loss per share for the three months ended March 31, 2015 and 2014 was $0.12 and $0.18, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended March 31, 2015 was 18,128,440, compared to 11,753,706 for the three months ended March 31, 2014.

The increase in the weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended March 31, 2015 was due to (i) the issuance of shares of Common Stock in a private placement in June 2014, as described in more detail below, (ii) the exercise of warrants, as described in more detail below, (iii) the exercise of options, and (iv) the issuance of shares to service providers.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants and the issuance of convertible promissory notes. At March 31, 2015, the Company had $22,078,000 in total current assets and $2,726,000 in total current liabilities.

Net cash used in operating activities was $1,937,000 for the three months ended March 31, 2015. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses. Net cash used in investing activities was $13,565,000 for the three months ended March 31, 2015. Net cash provided by financing activities was $14,745,000 for the three months ended March 31, 2015 and is primarily attributable to the exercise of 2014 Warrants, as discussed below.

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

Our material cash needs for the next 12 months will include (i) costs of the clinical trial in the U.S., (ii) employee salaries, (iii) payments expected for the upcoming multi-dose clinical trial, (iv) payments to Hadassah for rent and operation of the GMP facilities, and (v) fees to our consultants and legal advisors, patents, and fees for facilities to be used in our research and development.

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

There were no significant changes to our critical accounting policies during the quarter ended March 31, 2015. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Subsequent Events

On May 3, 2015, the Company granted 60,000 shares of restricted Common Stock to Chen Schor, in consideration for Mr. Schor’s ongoing services as an Executive Director of the Company. The shares will vest as follows: 20,000 on August 22, 2015, 20,000 on August 22, 2016 and 20,000 on August 22, 2017.

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

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Other Information.

Departure of Liat Sossover

On May 13, 2015, the Company entered into a Separation Agreement (the “Separation Agreement”) with Liat Sossover, the Company’s Chief Financial Officer. The Separation Agreement provides that (i) Ms. Sossover’s notice period under Israeli law begins, (ii) Ms. Sossover’s employment with the Company will end June 30, 2015, (iii) Ms. Sossover will receive her full salary until June 30, 2015, (iv) all Company stock options previously issued to Ms. Sossover and outstanding will cease to further vest after June 30, 2015 but such options, to the extent already vested on June 30, 2015, will continue to be outstanding and exercisable until December 31, 2015, and (v) Ms. Sossover released all claims she may have against the Company. Ms. Sossover’s role as Chief Financial Officer and Treasurer and all other officer positions with the Company and its affiliates was terminated effective upon execution of the Separation Agreement. Ms. Sossover’s departure was not the result of any disagreement with the Company regarding its operations, policies, practices or related matters.

The foregoing description of the Separation Agreement is qualified in its entirety by reference to the terms of the Separation Agreement, attached hereto as Exhibit 10.1 and incorporated herein by reference.

Appointment of Alla Patlis

On May 13, 2015, the Company appointed its Controller, Alla Patlis, as its Interim Chief Financial Officer. The Company is conducting a search for a new Chief Financial Officer.

Ms. Patlis, 28, has been the Company’s Controller since December 23, 2012.  Prior to joining the Company, from 2010 to December 2012, Ms. Patlis was Audit Senior of technology, media and telecommunications industries at Brightman Almagor Zohar & Co. (Certified Public Accountants, A Member of Deloitte Touche Tohmatsu Limited). Ms. Patlis holds an MBA and a Bachelor's degree in Accounting & Economics from Tel Aviv University.

In connection with her appointment as Interim Chief Financial Officer of the Company, Ms. Patlis’ employment agreement was amended to increase her salary to NIS 20,000 (approximately U.S. $5,200) per month, effective March 1, 2015.

There is no arrangement or understanding between Ms. Patlis and any other person pursuant to which she was appointed as Interim Chief Financial Officer of the Company. There have been no transactions and are no currently proposed transactions to which the Company or any of its subsidiaries was or is a party in which Ms. Patlis has a material interest, which are required to be disclosed under Item 404(a) of Regulation S-K. There are no family relationships between Ms. Patlis and any director or other executive officer of the Company.

During the quarter ended March 31, 2015, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

May 14, 2015	By:	/s/ Alla Patlis
Name: Alla Patlis Title: Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Separation Agreement, dated May 13, 2015, by and between Brainstorm Cell Therapeutics Ltd. and Liat Sossover.

10.2*	Brainstorm Cell Therapeutics Inc. First Amendment to the Second Amended and Restated Director Compensation Plan.

10.3*	Employment Agreement, dated December 23, 2012, by and between Brainstorm Cell Therapeutics Ltd. and Alla Patlis.

10.4*	Amendment to Employment Agreement by and between Brainstorm Cell Therapeutics Ltd. and Alla Patlis, dated May 13, 2015.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

‡	Furnished herewith

