Form 10-Q
period 2015-06-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2015-08-13
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission File Number 001-36641

BRAINSTORM CELL THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-7273918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3 University Plaza Drive, Suite 320 Hackensack, NJ (Address of principal executive offices)	07601 (Zip Code)

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

As of August 10, 2015, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 18,480,957.

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this quarterly report on Form 10-Q, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

UNAUDITED

U.S. DOLLARS IN THOUSANDS

3

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

UNAUDITED

U.S. DOLLARS IN THOUSANDS

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data and exercise prices)

	June 30,	December 31,
	2015	2014
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	1,301	4,251
Short-term deposit (Note 6)	18,394	4,290
Account receivable	252	1,005
Prepaid expenses	114	32
Total current assets	20,061	9,578

Long-Term Assets:
Prepaid expenses	20	20
Total long-term investments	20	20

Property and Equipment, Net	282	313

Total assets	20,363	9,911

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade payables	755	1,542
Accrued expenses	1,505	1,347
Other accounts payable	266	224
Total current liabilities	2,526	3,113

Long-Term Liabilities:
Warrants issued to investors	-	123
Total long-term liabilities	-	123

Total liabilities	2,526	3,236

Stockholders' Equity:
Stock capital: (Note 7)	13	11
Common stock of $0.00005 par value - Authorized: 800,000,000 shares at June 30, 2015 and December 31, 2014; Issued and outstanding: 18,480,957 and 15,281,497shares at June 30, 2015 and December 31, 2014 respectively.
Additional paid-in-capital	83,978	68,317
Accumulated deficit	(66,154)	(61,653)
Total stockholders' equity	17,837	6,675

Total liabilities and stockholders' equity	20,363	9,911

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands

(Except share data and exercise prices)

	Six months ended		Three months ended
	June 30,		June 30,
	2015	2014	2015	2014
	Unaudited		Unaudited

Operating costs and expenses:

Research and development, net	$2,620	$1,557	$1,375	$877
General and administrative	1,948	768	988	417

Operating profit (loss)	(4,568)	(2,325)	(2,363)	(1,294)

Financial (income) expenses, net	(67)	1,770	(98)	690

Net profit (loss)	(4,501)	(4,095)	(2,265)	(1,984)

Basic and diluted net profit (loss) per share from continuing operations	(0.24)	(0.34)	(0.12)	(0.16)
Weighted average number of shares outstanding used in computing basic and diluted net loss per share	18,290,343	12,080,621	18,450,464	12,416,892

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data and exercise prices)

				Additional		Total
	Common stock			paid-in	Accumulated	stockholders'
	Number	Amount		capital	deficit	equity

Balance as of December 31, 2014	15,281,497	$11		$68,317	$(61,653)	$6,675

Stock-based compensation related to warrants and stock granted to service providers	27,411	-		108	-	108
Stock-based compensation related to stock and options granted to directors and employees	60,000	-		668	-	668
Exercise and reissuance of warrants	2,546,667	2		12,407	-	12,409
Exercise of liability classified warrants	29,000	(*	)	145	-	145
Exercise of equity classified warrants	536,382	(*	)	2,333	-	2,333
Net loss	-	-		-	(4,501)	(4,501)

Balance as of June 30, 2015	18,480,957	$13		$83,978	$(66,154)	$17,837

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(Except share data and exercise prices)

	Six months ended		Three months ended
	June 30,		June 30,
	2015	2014	2015	2014
	Unaudited		Unaudited

Cash flows from operating activities:

Net loss	$(4,501)	$(4,095)	$(2,265)	$(1,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	47	50	24	25
Expenses related to shares and options granted to service providers	108	110	108	-
Amortization of deferred stock-based compensation related to options granted to employees and directors	668	298	321	176
Decrease (increase) in accounts receivable and prepaid expenses	671	64	362	(53)
Increase (decrease) in trade payables	(787)	529	(167)	431
Increase (decrease) in other accounts payable and accrued expenses	200	(79)	(33)	(256)
Revaluation of warrants	7	1,762	-	691

Total net cash used in operating activities	$(3,587)	$(1,361)	$(1,650)	$(970)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(Except share data and exercise prices)

	Six months ended		Three months ended
	June 30,		June 30,
	2015	2014	2015	2014
	Unaudited		Unaudited

Cash flows from investing activities:

Purchase of property and equipment	(16)	(94)	(16)	-
Changes in short-term deposit	(14,104)	-	539))	-
Investment in lease deposit	-	7	-	(2)

Total net cash used in investing activities	$(14,120)	$(87)	$(555)	$(2)

Cash flows from financing activities:

Proceeds from issuances of common stock through equity warrants and options exercises	2,348	215	-	215
Proceeds from issuance of Common stock, net	-	9,658	-	9,658
Proceeds from equity offering through issuances of equity warrants and common stock through the exercise of previously issued equity warrants	12,409	-	12	-
Redemption of warrants in cash	-	(600)	-	(600)
Total net cash provided by financing activities	$14,757	9,273	$12	9,273

Increase (decrease) in cash and cash equivalents	(2,950)	7,825	(2,193)	8,301
Cash and cash equivalents at the beginning of the period	$4,251	3,503	3,494	3,027

Cash and cash equivalents at end of the period	$1,301	$11,328	$1,301	$11,328

Non-cash financing activities:
Stock issued for warrants exchange	-	1,633	-	1,633
Warrants liability classified as equity	130	42	-	42
Total non-cash financing activities	130	$1,675	-	$1,675

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

F.	In February 2011, the U.S. Food and Drug Administration (“FDA”) granted orphan drug designation to the Company’s NurOwn autologous adult stem cell product for the treatment of ALS.

G.	On February 19, 2013, Brainstorm Ltd established a wholly-owned subsidiaries, Brainstorm Cell Therapeutics UK Ltd. (“Brainstorm UK”). Brainstorm UK acts on behalf of the parent Company in the EU.

H.	On February 21, 2013, Brainstorm UK filed a request for Orphan Medicinal Product Designation by the European Medicine Agency (EMA) for its Autologous Bone Marrow derived Mesenchyme Stromal cells Secreting Neurotropic factors (MSC-NTF, NurOwn). On July 17, 2013, the European Commission granted Orphan Drug Designation to the Company’s NurOwn autologous adult stem cell product for the treatment of ALS.

I.	On March 14, 2013, the Company signed a definitive agreement with the Mayo Clinic in Rochester, Minnesota to conduct its Phase II clinical trial of NurOwn™ in amyotrophic lateral sclerosis (ALS), pending FDA approval. In addition, Mayo's Human Cell Therapy Laboratory will manufacture the NurOwn cells for their clinical trial participants.

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

GOING CONCERN:

To date the Company has not generated any revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital. In the first half of 2015 net cash inflows from issuances of common stock through the exercise of equity warrants as well as from issuances of new equity warrants amounted to approximately $14.8 million. Management believes that the Company’s current resources are sufficient to fund its operations for the next 12 months, however there can be no assurance that additional funds necessary for the Company's long term operations will be available on terms acceptable to the Company, or that the Company will not incur additional unforeseen costs or expenses. Such conditions raise substantial doubts about the Company's long term ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of such uncertainties. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

The accompanying unaudited interim financial statements have been prepared in a condensed format and include the consolidated financial operations of the Company and its wholly-owned subsidiaries as of June 30, 2015 and for the six months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 5 -	CONSULTING AGREEMENTS (Cont.):

D.	On March 24, 2014, the Company approved grants of an aggregate 6,000 shares of Common Stock to the Consultants for services rendered in 2013.

E.	On April 29, 2015 the Company approved grants of an aggregate 27,411 shares of Common Stock to the Consultants for services rendered in 2014. Related compensation in the amount of $108 was recorded as research and development expense.

NOTE 6 -	SHORT TERM INVESTMENTS

Short term investments on June 30, 2015 include bank deposits bearing annual interest rates varying from 0.07% to 0.3%, with maturities of up to 4 and 5 months as of June 2015 and December 2014, respectively.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 7 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

1.	Private placements and public offering: (Cont.):

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 7 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

1.	Private placements and public offering: (Cont.):

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

(g)	On June 19, 2014, the Company, pursuant to the June 13, 2014 securities purchase agreement, entered into with a group of investors, including several healthcare-focused funds, effected a private placement of the Company’s common stock, $0.00005 par value per share, and warrants to purchase Common Stock. The Company received gross proceeds of $10.5 million, resulting from the issuance and sale of 2.8 million shares of Common Stock at a price per share of $3.75, a 15% discount to the 30 day volume-weighted average price of $4.41. The Investors received warrants to purchase up to2.8 million shares of Common Stock at an exercise price of $5.22 per share. The Warrants became exercisable immediately upon closing of the private placement and have a term of three (3) years.

(h)	Pursuant to a Warrant Exercise Agreement, dated January 8, 2015, holders of the Company warrants to purchase an aggregate of approximately 2.5 million shares of the Company’s Common Stock at an exercise price of $5.22 per share, issued in a private placement to accredited investors that was consummated on June 13, 2014, agreed to exercise their 2014 Warrants in full and the Company agreed to issue new warrants to the holders to purchase up to an aggregate of approximately 3.8 million unregistered shares of Common Stock at an exercise price of $6.50 per share. The Company received an aggregate of approximately $13.3 million in proceeds from the exercises of the 2014 Warrants. In connection with the Exercise Agreement, the Company agreed to pay to the Placement Agency a cash fee equal to 6.0% of the Exercise Proceeds, as well as fees and expenses of the Placement Agency of $20. In addition, the Company issued the Placement Agency a warrant to purchase 38,000 shares of Common Stock upon substantially the same terms as the New Warrants.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 7 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

2.	Share-based compensation to employees and to directors:

(a)	Options to employees and directors:

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 7 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

2.	Share-based compensation to employees and to directors: (Cont.):

(a)	Options to employees and directors: (Cont.):

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 7 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

2.	Share-based compensation to employees and to directors: (Cont.):

(a)	Options to employees and directors: (Cont.):

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

On October 31, 2014, the Company granted to four of its directors options to purchase an aggregate of 70,666 shares of Common Stock of the Company at $0.75 per share. As of June 30, 2015 the compensation expense related to the options of $223 was recorded as general and administrative expense.

On June 1, 2015, the Company granted to its director fully vested options to purchase an aggregate of 6,667 shares of Common Stock of the Company at $0.75 per share. As of June 30, 2015 the compensation expense related to the options of $20 was recorded as general and administrative expense.

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the six months ended June 30, 2015
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	792,110	3.4545
Granted	6,667	0.7500
Exercised	-	-
Cancelled	(11,667)	6.1071

Outstanding at end of period	787,110	3.3923	171,345

Vested and expected-to-vest at end of period	465,944	2.8055	374,858

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on June 30, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2015.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 7 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

2.	Share-based compensation to employees and to directors: (Cont.):

(a)	Options to employees and directors: (Cont.):

(b)	Restricted shares to directors:

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

On August 15, 2014, the Company issued to two of its directors and four of its Advisory Board members a total of 50,667 restricted shares of Common Stock. The shares will vest in 12 equal monthly portions until fully vested on the anniversary of grant. Related compensation expense in the amount of $236 will be recorded as general and administrative expense

On May 3, 2015, the Company entered into an agreement with one of Company’s directors pursuant to which the Company granted to the director 60,000 shares of restricted Common Stock of the Company. The shares will vest in accordance with the following vesting schedule: (a) 20,000 Restricted Shares vest on August 22, 2015; (b) 20,000 Restricted Shares vest on August 22, 2016 and (c) 20,000 Restricted Shares vest on August 22, 2017, provided that the director remains a director of the Company on each such vesting date.

NOTE 7 - STOCK CAPITAL (Cont.):

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 7 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

3.	Shares and warrants to investors and service providers: (Cont.):

(a)	Warrants to investors and service providers and investors: (Cont.):

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

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through
Nov-Dec 2004	973,390	959,734	13,656	-	0.00075 - 0.15	-	-
Feb-Dec 2005	203,898	32,011	171,887	-	2.25 - 37.5	-	-
Feb-Dec 2006	112,424	48,513	31,911	32,000	0.075 – 22.5	32,000	Feb - May 2016
Mar-Nov 2007	180,220	-	66,887	113,333	2.25 - 7.05	113,333	Mar 2017 – Oct 2017
Nov 2008	6,667	-	-	6,667	2.25	6,667	Sep-18
Apr-Oct 2009	26,667	6,667	-	20,000	1.005 – 1.5	20,000	Apr 2019 – Oct 2019
Aug 2007- Jan 2011	2,016,667	-	-	2,016,667	3 - 4.35	2,016,667	Nov-17
Jan 2010	83,333	-	83,333	-	7.5	-	-
Feb 2010	8,333	8,333	-	-	0.15	-	-
Feb 2010	200,000	-	200,000	-	7.5	-	-
Feb 2010	100,000	-	100,000	-	0.015	-	-
Feb 2011	42,735	-	42,735	-	5.85	-	-
Feb 2011	427,167	63,122	364,044	-	4.2	-	-
Feb 2011	854,333	-	854,333	-	7.5	-	-
Jul 2012	32,931	-	32,931	-	5.22	-	-
Jul 2012	990,949	687,037	303,911	-	4.35	-	-
Feb 2013	55,556	-	-	55,556	7.5	55,556	Oct-15
April 2010-2014	12,889	8,889	4,000	-	0.00075	-	-
Aug 2013	1,147,471	-	1,110,706	36,764	3.75	36,764	Aug-16
Aug 2013	29,000	29,000	-	-	0.525	-	-
Jun 2014	2,800,000	2,546,667	-	253,333	5.22	253,333	Jun-17
Jun 2014	84,000	-	-	84,000	4.5	84,000	Jun-17
Jan 2015	3,858,201	-	-	3,858,201	6.5	3,858,201	Jun-18
	14,246,831	4,389,973	3,380,334	6,476,521		6,476,521

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 7 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

3.	Shares and warrants to service providers: (Cont.):

(b)	Shares:

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

On July 28, 2014, the Company granted to its legal advisor 10,752 shares of Common Stock for 2014 legal services. The related compensation expense in the amount of $50 was recorded as general and administrative expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 7 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

3.	Shares and warrants to service providers: (Cont.):

(b)	Shares:

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers, was comprised, at each period, as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2015	2014	2015	2014
	Unaudited		Unaudited

Research and development	14	144	6	16
General and administrative	654	264	315	160
Total stock-based compensation expense	668	408	321	176

NOTE 8 - SUBSEQUENT EVENTS

A.	The Company appointed Yoram Bibring as its Chief Financial Officer and Treasurer, effective July 30, 2015. On July 30, 2015, the Company and Yoram Bibring entered into an employment agreement which sets forth the terms of Mr. Bibring’s employment (the “Employment Agreement”). Pursuant to the Employment Agreement, Yoram Bibring will be paid a salary at the annual rate of $225,000. Mr. Bibring will also receive other benefits that are generally made available to the Company’s employees. The Employment Agreement provides that if within twelve months after a Change of Control (as defined in the Employment Agreement) Mr. Bibring’s employment is terminated for any reason other than for cause, disability or death, or by Mr. Bibring due to a Change of Control Termination (as defined in the Employment Agreement), the Company shall pay Mr. Bibring a payment equal to his target bonus compensation for the year in which the Change of Control occurs, and his base salary for twelve months following the date of such termination.

Mr. Bibring also was granted a stock option (the “Initial Grant”) on July 30, 2015 (the “Grant Date”) for the purchase of 165,000 shares of the Company’s common stock (the “Shares”) at an exercise price equal to $3.17 per share. Subject to Mr. Bibring’s continued service with the Company through the applicable vesting dates, the Initial Grant will vest and become exercisable as to 25% of the Shares on the first anniversary of the Grant Date (the “Initial Vesting Date”) and the remainder of the Shares will vest and become exercisable in equal monthly installments on each of the 36 monthly anniversaries following the Initial Vesting Date, and shall vest and become exercisable in full immediately prior to a Change of Control (as defined in the Employment Agreement).  The Initial Grant was issued outside of the Company’s 2014 Stock Incentive Plan as an employment inducement grant.

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

Company Overview

We are a biotechnology company developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease), Multiple Sclerosis (“MS”), and Parkinson’s disease (“PD”) among others. These diseases for the most part have no or limited treatment options and as such represent unmet medical needs. We believe that NurOwn®, our proprietary process for the propagation of Mesenchymal Stem Cells (“MSC”) and their differentiation into neurotrophic factor-(“NTF”) secreting cells (“MSC-NTF”), and their transplantation at, or near, the site of damage, offers the hope of more effectively treating neurodegenerative diseases. Our core technology was developed in collaboration with Prof. Eldad Melamed, former head of Neurology of the Rabin Medical Center and member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research and Prof. Daniel Offen of the Felsenstein Medical Research Center of Tel Aviv University. Our wholly-owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the “Israeli Subsidiary”), holds rights to commercialize the technology, through a licensing agreement with Ramot at Tel Aviv University Ltd. (“Ramot”), the technology transfer company of Tel Aviv University, Israel. We currently employ 16 employees in Israel and 3 in the United States.

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

We have completed two clinical trials of NurOwn® in patients with ALS at Hadassah Medical Center (“Hadassah”) in collaboration with Professor Dimitrios Karussis, who served as the principal investigator on these studies. The first study, a phase 1/2 safety and efficacy study of NurOwn® administered by either intramuscular or intrathecal injection, was initiated in June 2011 after receiving approval from the Israeli Ministry of Health (“MoH”). In March 2013, Professor Karussis presented data from this trial at the American Academy of Neurology Annual Meeting. The trial results demonstrated the safety of NurOwn® as well as signs of efficacy on both the ALS Functional Rating Score (“ALSFRS-R”) and Forced Vital Capacity (“FVC”) in the intrathecal cohort.

In January 2013, we launched our second study, a phase 2a dose-escalating trial, after approval of the Israeli MoH, also conducted at Hadassah in collaboration with Prof. Karussis. Prof. Karussis presented preliminary findings from this trial at the 24th International Symposium on ALS/MND in Milan, Italy in December 2013, and at the Joint Congress of European Neurology in Istanbul, Turkey in June 2014. On January 5, 2015, the Company presented final top line data from this study in a press release and investor conference call, and the full results were presented in April 2015 at the American Academy of Neurology annual meeting, in Washington D.C. The results of this study confirmed the safety profile observed in the earlier phase 1/2 trial, with the vast majority of adverse events being low-grade. There were two deaths and two serious adverse events, all of which were deemed by the investigators to be unrelated to treatment. In this study, we observed a large and clinically meaningful benefit after treatment with NurOwn®, as indicated by a reduction in the rate of disease progression, assessed by the ALSFRS-R and FVC scores. We also conducted a piecewise linear regression analysis of all subjects who received intrathecal (“IT”) administration in the Phase 2a study and in the prior Phase 1/2 study. For the combined per protocol group, the rate of decline in ALSFRS-R improved from -1.2 points per month pre-treatment to -0.6 points per month post treatment (two-sided p=0.052), and the rate of decline in FVC improved from -5.1% per month pre-treatment to -1.2% per month post-treatment (two-sided p=0.036).

In April 2014, the FDA approved commencement of the Company’s randomized, double-blind, placebo controlled multi-center Phase 2 clinical trial of NurOwn® in ALS patients. On June 6, 2014, the Company announced the enrollment of the first subject at Massachusetts General Hospital in Boston, Massachusetts. The trial is also being conducted at the University of Massachusetts Memorial Hospital in Worcester, Massachusetts and the Mayo Clinic in Rochester, Minnesota. This study is designed to enroll 48 patients randomized in a 3:1 ratio to receive NurOwn® or placebo. In February 2015, the Company announced that the Data Safety Monitoring Board (“DSMB”) for the multi-center U.S. Phase 2 clinical trial reviewed the safety data collected through a cutoff date in January 2015, and did not find any lab abnormalities, adverse events or significant protocol deviations that would be cause for concern and therefore approved continuation of the trial as planned. On August 10, 2015, we announced that all 48 subjects had been enrolled into the study. Efficacy results from this trial are not expected until 2016.

Future development of NurOwn® in ALS will require additional clinical trials, including the administration of repeated doses to ALS patients enrolled in those trials.  The design and timing of subsequent clinical trials in ALS is currently under review by the Company.

Future Development Plans

In addition to its active clinical program in ALS, the Company is reviewing the potential clinical development of NurOwn® in other neurodegenerative disorders, such as progressive multiple sclerosis, Parkinson’s disease, Huntington’s disease, and other areas. The Company is also conducting preclinical research in additional neurologic disease areas, including autism and stroke.

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

Results of Operations

For the period from inception (September 22, 2000) until June 30, 2015, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2018. In addition, the Company has incurred operating costs and other expenses of approximately $2,363,000 during the three months ended June 30, 2015.

Research and Development, net:

Research and development expenses, net for the three months ended June 30, 2015 and 2014 were $1,375,000 and $877,000, respectively. In addition, the Company’s grant from The Office of the Chief Scientist increased by $5,000 to $304,000 for the three months ended June 30, 2015 from $299,000 for the three months ended June 30, 2014.

The increase in research and development expenses for the three months ended June 30, 2015 is primarily due to (i) an increase of $584,000 to $1,179,000 for the three months ended June 30, 2015, from $595,000 for the three months ended June 30, 2014 for costs of activities related to commencement of the U.S. Clinical Trial including fees to PRC Clinical and regulatory consultants, fees to DFCI and Mayo Clinic, and on-site technology transfer training to DFCI cleanroom personnel and (ii) an increase of $22,000 for consultants, travel and travel expenses from $33,000 in the three months ended June 30, 2014 to $55,000 in the three months ended June 30, 2015. This increase was offset by: (i) a decrease of $63,000 in costs associated with the clinical trials, conducted in accordance with GMP in Hadassah, for an aggregate amount of $172,000 for the three months ended June 30, 2015, compared to $235,000 for the three months ended June 30, 2014; (ii) a decrease of $40,000 in payroll costs, stock-based compensation and other and (iii) an increase of $5,000 in OCS participation from $299,000 in the three months ended June 30, 2014 to $304,000 in the three months ended June 30, 2015.

General and Administrative:

General and administrative expenses for the three months ended June 30, 2015 and 2014 were $988,000 and $417,000, respectively. The increase in general and administrative expenses for the three month period ended June 30, 2015 from the three month period ended June 30, 2014 is primarily due to: (i) an increase of $154,000 in stock-based compensation expenses, from $160,000 in the three months ended June 30, 2014 to $314,000 in the three months ended June 30, 2015; (ii) an increase of $123,000 in payroll costs due to recruitment of a CEO, COO and office manager during 2014 and 2015; (iii) an increase of $294,000 for rent, travel, PR, stock costs, consultants and others from $143,000 in the three months ended June 30, 2014 to $437,000 in the three months ended June 30, 2015.

Financial Expenses:

Financial income for the three months ended June 30, 2015 was $98,000, compared to a financial expense of $690,000 for the three months ended June 30, 2014. The financial income for the three months ended June 30, 2015 is mainly due to conversion exchange rates and bank charges that were offset by an interest receivable from a bank deposit.

The financial expense for the three months ended June 30, 2014 is mainly due to conversion exchange rates and bank charges that were offset by an interest receivable from a bank deposit and a financial expense that is due to revaluation of certain warrants issued to investors in the August 2013 public offering ("2013 Warrants"). Certain 2013 Warrants contain anti-dilution provisions. Under generally accepted accounting principles, the anti-dilution provisions require those 2013 Warrants to be valued and classified as a warrant liability on the balance sheet, resulting in a reduction of stockholders’ equity. In 2014, we entered into agreements with certain holders of 2013 Warrants to exchange or redeem their 2013 Warrants. We also entered into agreements with certain holders of 2013 Warrants to waive their anti-dilution rights. On January 6, 2015, the remaining holders of 2013 Warrants, that did not participate in the exchange or redemption and that did not provide a waiver of their anti-dilution rights, exercised their warrants. Therefore, the liability related to the 2013 Warrants has been cancelled.

Net Loss:

Net loss for the three months ended on June 30, 2015 was $2,265,000, as compared to a net loss of $1,984,000 for the three months ended June 30, 2014. Net loss per share for the three months ended June 30, 2015 and 2014 was $0.12 and $0.16, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended June 30, 2015 was 18,450,464, compared to 12,416,892 for the three months ended June 30, 2014.

The increase in the weighted average number of shares of Common Stock used in computing basic for the three months ended June 30, 2015 was due to (i) the issuance of shares of Common Stock in a private placement in June 2014, as described in more detail below, (ii) the exercise of warrants, as described in more detail below, (iii) the exercise of options, and (iv) the issuance of shares to service providers.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants and the issuance of convertible promissory notes. At June 30, 2015, the Company had $20,061,000 in total current assets and $2,526,000 in total current liabilities.

Net cash used in operating activities was $1,650,000 for the three months ended June 30, 2015. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses. Net cash used in investing activities was $555,000 for the three months ended June 30, 2015. Net cash provided by financing activities was $12,000 for the three months ended June 30, 2015 and is primarily attributable to the exercise of 2014 Warrants, as discussed below.

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

On June 4, 2015 we filed a shelf registration statement, effective June 10, 2015, relating to common stock, warrants and units that we may sell from time to time in one or more offerings, up to a total dollar amount of $100,000,000. We have not filed any supplemental prospectus defining particular terms of securities to be offered under the shelf registration statement.

Our material cash needs for the next 12 months will include (i) costs of the clinical trial in the U.S., (ii) employee salaries, (iii) payments expected for the upcoming multi-dose clinical trial, (iv) payments to Hadassah for rent and operation of the GMP facilities, and (v) fees to our consultants and legal advisors, patents, and fees for facilities to be used in our research and development.

Future operations are expected to be highly capital intensive and will require substantial capital raisings. We expect our current cash position will allow us to meet our obligations in the upcoming 12 months.

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

There were no significant changes to our critical accounting policies during the quarter ended June 30, 2015. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Equity Grant

On June 1, 2015 pursuant to the Company’s First Amendment to the Second Amended and Restated Director Compensation Plan, we granted a stock option to Irit Arbel, the Company’s Chair of the Board of Directors, to purchase up to 6,667 shares of Common Stock at a purchase price of $0.75 per share. The option was fully vested and exercisable on the date of grant.

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

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

During the quarter ended June 30, 2015, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

August 13, 2015	By:	/s/ Yoram Bibring
Name: Yoram Bibring Title: Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

‡	Furnished herewith

