Form 10-Q
period 2015-09-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2015-11-16
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 18,498,289.

PART I: FINANCIAL INFORMATION

SPECIAL NOTE

Unless otherwise specified in this quarterly report on Form 10-Q, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

UNAUDITED

U.S. DOLLARS IN THOUSANDS

3

BRAINSTORM CELL THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	5

Interim Condensed Consolidated Statements of Operations	6

Interim Condensed Statements of Changes in Equity	7 - 8

Interim Condensed Consolidated Statements of Cash Flows	9 - 10

Notes to Interim Condensed Consolidated Financial Statements	11 – 21

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share and per share data)

	September 30,	December 31,
	2015	2014
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	$710	$4,251
Short-term bank deposits (Note 6)	16,441	4,290
Account receivable	823	1,005
Prepaid expenses	117	52
Total current assets	18,091	9,598

Property and Equipment, Net	268	313

Total assets	$18,359	$9,911

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payables	$335	$1,542
Accrued expenses	2,308	1,347
Other accounts payable	195	224
Total current liabilities	2,838	3,113

Long-Term Liabilities:
Warrants issued to investors	-	123
Total long-term liabilities	-	123

Total liabilities	$2,838	$3,236

Stockholders' Equity:
Stock capital: (Note 7)	13	11
Common stock of $0.00005 par value - Authorized: 100,000,000 and 800,000,000 shares as of September 30, 2015 and December 31, 2014 respectively; Issued and outstanding: 18,480,957 and 15,281,497shares as of September 30, 2015 and December 31, 2014 respectively.
Additional paid-in-capital	84,265	68,317
Accumulated deficit	(68,757)	(61,653)
Total stockholders' equity	15,521	6,675

Total liabilities and stockholders' equity	$18,359	$9,911

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands

(Except share and per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2015	2014	2015	2014
	Unaudited		Unaudited

Operating expenses:

Research and development, net	$4,123	$3,129	$1,503	$1,572
General and administrative	3,016	1,626	1,068	858

Operating loss	(7,139)	(4,755)	(2,571)	(2,430)

Financial (income) expenses, net	(35)	1,761	32	(9)

Net loss	$(7,104)	$(6,516)	$(2,603)	$(2,421)

Basic and diluted net profit (loss) per share	$(0.39)	$(0.50)	$(0.14)	$(0.16)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	18,354,580	13,122,133	18,480,957	15,158,411

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

U.S. dollars in thousands

(Except share data)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2014	11,750,881	$8	$55,138	$(52,407)	$2,739

Stock-based compensation related to warrants and stock granted to service providers	53,419	-	198	-	198
Stock-based compensation related to stock and options granted to directors and employees	50,667	-	1,024	-	1,024
Issuance of shares for private placement	2,800,000	3	9,551	-	9,554
Stock issued for warrants exchange	388,735	(*)	1,633	-	1,633
Warrants liability classified as equity	-	-	42	-	42
Exercise of warrants	180,018	(*)	701	-	701
Exercise of options	57,777	(*)	30		30
Net loss	-	-	-	(9,246)	(9,246)

Balance as of December 31, 2014	15,281,497	$11	$68,317	$(61,653)	$6,675

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

U.S. dollars in thousands

(Except share data)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2015	15,281,497	$11	$68,317	$(61,653)	$6,675

Stock-based compensation related to warrants and stock granted to service providers	27,411	-	108	-	108
Stock-based compensation related to stock and options granted to directors and employees	60,000	-	955	-	955
Exercise and reissuance of warrants	2,546,667	2	12,407	-	12,409
Exercise of liability classified warrants	29,000	(*)	145	-	145
Exercise of equity classified warrants	536,382	(*)	2,333	-	2,333
Net loss	-	-	-	(7,104)	(7,104)

Balance as of September 30, 2015	18,480,957	$13	$84,265	$(68,757)	$15,521

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2015	2014	2015	2014

Cash flows from operating activities:

Net loss	$(7,104)	$(6,516)	$(2,603)	$(2,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	73	80	26	30
Expenses related to shares and options granted to service providers	108	186	-	76
Amortization of deferred stock-based compensation related to options granted to employees and directors	955	578	287	280
Decrease (increase) in accounts receivable and prepaid expenses	119	405	(552)	341
Increase (decrease) in trade payables	(1,207)	1,076	(420)	547
Increase (decrease) in other accounts payable and accrued expenses	932	(13)	732	66
Revaluation of warrants	7	1,724	-	(38)

Total net cash used in operating activities	$(6,117)	$(2,480)	$(2,530)	$(1,119)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2015	2014	2015	2014

Cash flows from investing activities:

Purchase of property and equipment	(28)	(94)	(12)	-
Changes in short-term deposit	12,151))	(1,600)	1,953	(1,600)
Investment in lease deposit	(2)	1	(2)	(6)
Total net cash used in investing activities	$(12,181)	$(1,693)	$1,939	$(1,606)
Cash flows from financing activities:
Proceeds from issuances of common stock through equity warrants and options exercises	2,348	685	-	470
Proceeds from issuance of Common stock, net	-	9,554	-	(104)
Proceeds from equity offering through issuances of equity warrants and common stock through the exercise of previously issued equity warrants	12,409	-	-	-
Redemption of warrants in cash	-	(600)	-	-
Total net cash provided by financing activities	$14,757	9,639	$-	366

Increase (decrease) in cash and cash equivalents	(3,541)	5,466	(591)	(2,359)
Cash and cash equivalents at the beginning of the period	$4,251	3,503	1,301	11,328

Cash and cash equivalents at end of the period	$710	$8,969	$710	$8,969

Non-cash financing activities:
Stock issued for warrants exchange	-	1,633	-	-
Warrants liability classified as equity	130	42	-	-
Total non-cash financing activities	$130	$1,675	-	$-

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share and per share amounts)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1   -    GENERAL

A.	Brainstorm Cell Therapeutics Inc. (formerly: Golden Hand Resources Inc. - the "Company") was incorporated in the State of Washington on September 22, 2000. The Company currently holds two wholly owned subsidiaries; Brainstorm Cell Therapeutics Ltd. ("BCT"), an Israeli Company which currently conducts all of the research and development activities of the Company, and Brainstorm Cell Therapeutics UK Ltd. (“Brainstorm UK”). Brainstorm UK acts on behalf of the parent Company in the EU. Brainstorm UK is currently inactive.

The Common Stock is publicly traded on the NASDAQ Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. ("Ramot"), (see Note 4). Using this technology the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amytrophic Lateral Scelorosis (ALS, also known as Lou Gherig Disease) , Multiple Sclerosis (MS) and Parkinson’s disease. The Company developed a proprietary process, called NurOwn, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases.

The process is currently autologous, or self-transplanted.

C.	NurOwn is in clinical development for the treatment of ALS. The Company has completed two single dose clinical trials of NurOwn in Israel, a phase 1/2 trial with 12 patients and a phase 2a trial with additional 12 patients and the Company is now conducting a phase 2 trial in three major medical centers in the US. This single dose trial includes 48 patients randomized in a 3:1 ratio to receive NuOwn or placebo. The Company expects results from this trial in the summer of 2016. Future development of NurOwn for ALS will require additional clinical trials, including probably phase 3 trials, typically required to provide an adequate basis for regulatory approval and product labeling. These additional trials will include the administration of repeated doses to ALS patients enrolled in these trials.

D.	On September 15, 2014 the Company completed a reverse stock split of the Company’s shares of Common Stock by a ratio 1-for-15. The Company adjusted all ordinary shares, options, warrants, per share data and exercise prices included in these financial statements for all periods presented to reflect the reverse stock split. On August 26, 2015 the shareholders of the Company approved a reduction of the number of authorized shares of Common Stock of the Company from 800,000,000 to 100,000,000.

NOTE 2 - GOING CONCERN:

To date the Company has not generated any revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital. In the first nine months of 2015 net cash inflows from issuances of common stock through the exercise of equity warrants as well as from issuances of new equity warrants amounted to approximately $14.8 million, net. Management believes that the Company’s current resources are sufficient to fund its operations for the next 12 months, however there can be no assurance that additional funds necessary for the Company's long term operations will be available on terms acceptable to the Company, or that the Company will not incur additional unforeseen costs or expenses. Such conditions raise substantial doubts about the Company's long term ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of such uncertainties. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share and per share amounts)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 3  -  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES.

a.	Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed).

For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

b.	Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

c.	Use of estimates

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share and per share amounts)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 5  -  SHORT TERM INVESTMENTS

Short term investments on September 30, 2015 include bank deposits bearing annual interest rates varying from 0.1% to 0.89%, with maturities of up to 6 and 5 months as of September 2015 and December 2014, respectively.

NOTE 6  -  STOCK CAPITAL

A.	The rights of Common Stock are as follows:

Holders of Common Stock have the right to receive notice to participate and vote in general meetings of the Company, the right to a share in the excess of assets upon liquidation of the Company and the right to receive dividends, if declared.

The Common Stock is publicly traded on the NASDAQ Capital Market under the symbol BCLI.

B.	Issuance of shares, warrants and options:

1.	Private placements and public offering:
2.

(a)	In July 2007, the Company entered into an investment agreement, that was amended in August 2009 with a company under the control of Mr. Chaim Lebovits, according to which for an aggregate consideration of approximately $5 million the Company issued 2,777,777 shares of Common Stock and a warrant to purchase 672,222 shares of Common Stock at an exercise price of $3 per share and a warrant to purchase 1,344,444 shares of common stock at an exercise price of $4.35 per share. The warrants are exercisable at any time and expire on November 5, 2013. In May 2012 the warrants were extended by additional 18 months, through May 5, 2015. In May 2015 the warrants were extended by additional 18 months, through November 5, 2017.

Mr. Lebovits has served as the President of the Company since July 2007 and in addition has served as Chief Executive Officer from August 2013 until June 2014. On September 28, 2015 Mr. Lebovits was reappointed as Chief Executive Officer of the Company.

In addition, the Company issued an aggregate of 83,333 shares of Common Stock to a related party as an introduction fee for the investment. As of the balance sheet date, no warrants have been exercised.

(b)	In February 2010, the Company issued an aggregate 399,999 shares of Common Stock and warrants to purchase an aggregate of 199,998 shares of Common Stock with an exercise price of $7.50 per share for aggregate proceeds of $1.5 million.

(c)	On July 17, 2012, the Company raised a $5.7 million of gross proceeds through a public offering (“2012 Public Offering”) of its common stock and warrants to purchase common stock. The Company issued a total of 1,321,265 shares of common stock ($4.35 per share), and thirty month warrants to purchase 990,949 shares of Common Stock at an exercise price of $4.35 per share.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share and per share amounts)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

1.	Private placements and public offering: (Cont.):

After deducting closing costs and fees, the Company received net proceeds of approximately $4.9 million.

The Company paid to the placement agent, a cash fee and a corporate finance fee equal to 7% of the gross proceeds of the offering. In addition, the Company issued to the placement agent a two year warrant to purchase up to 32,931 shares of Common Stock, with an exercise price equal to $5.22.

(d)	On February 7, 2013, the Company issued 55,556 units to a private investor for total proceeds of $250. Each unit consisted of one share of Common Stock and a warrant to purchase one share of Common Stock at $7.5 per share exercisable for 32 months.

(e)	On August 16, 2013, the Company raised $4 million, gross, through a registered public offering (“2013 Public Offering”) of its Common Stock and the issuance of warrants to purchase Common Stock. The Company issued a total of 1,568,628 Common Stock, ($2.55 per share) and three year warrants to purchase 1,176,471 shares of Common Stock, at an exercise price of $3.75 per share (the “2013 Warrants”). The Warrants also included, subject to certain exceptions, full ratchet anti-dilution protection in the event of the issuance of any Common Stock, securities convertible into common stock, or certain other issuances at a price below the then-current exercise price of the Warrants, which would result in an adjustment to the exercise price of the Warrants. After deducting closing costs and fees, the Company received net proceeds of approximately $3.3 million.

In accordance with the provisions of ASC 815 (formerly FAS 133) the proceeds related to the warrants at the amount of $829 were recorded to liabilities at the fair value of such warrants as of the date of issuance, and the proceeds related to common stocks of 2,496 were recorded to equity.

On April 25, 2014, the Company entered into agreements with some of holders of the 2013 Warrants to exchange warrants to purchase an aggregate of 777,471 shares of Company common stock for an aggregate of 388,735 unregistered shares of Common Stock.

On May 27, 2014 the Company entered into agreements with certain warrant holders to redeem “2013 warrants” to purchase 333,235 shares of Company common stock, in consideration for approximately $600 payable in cash ($1.80 per Warrant)..

In May 2014, certain holders of 2013 Warrants which did not participate in the redemption and whose 2013 Warrants will therefore remained outstanding waived the anti-dilution provisions of their 2013 Warrants.

In July 2014, the Company agreed to adjust the exercise price of the remaining “2013 Warrants”, to $0.525 per share.

On January 6, 2015, the remaining “2013 Warrants” holders that did not provide a waiver of their anti-dilution rights, exercised their warrants. Therefore, the liability related to the 2013 Warrants has been cancelled.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share and per share amounts)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

1.	Private placements and public offering: (Cont.):

(f)	On June 13, 2014, the Company raised gross proceeds of $10.5 million through a private placement of the Company’s Common Stock and warrants purchase Common Stock. The Company issued 2.8 million shares of Common Stock at a price per share of $3.75 and three year warrants to purchase up to 2.8 million shares of Common Stock at an exercise price of $5.22 per share.

(g)	Pursuant to a Warrant Exercise Agreement, dated January 8, 2015, holders of the Company’s warrants (issued in June 2014) to purchase an aggregate of 2,546,667 shares of the Company’s Common Stock at an exercise price of $5.22 per share, agreed to exercise their 2014 Warrants in full and the Company agreed to issue new warrants to the holders to purchase up to an aggregate of approximately 3.8 million unregistered shares of Common Stock at an exercise price of $6.50 per share. The $6.50 warrants expire in June 2018. Gross proceeds from the exercise of the warrants was approximately $13.3 million. In connection with the Exercise Agreement, the Company agreed to pay to the Placement Agency a cash fee equal to 6.0% of the Exercise Proceeds, as well as fees and expenses of the Placement Agency of $20. In addition, the Company issued the Placement Agency a warrant to purchase 38,000 shares of Common Stock upon substantially the same terms as the New Warrants. Net of fees and related expenses the proceeds from the warrant exercise amounted to approximately $12.4 million.

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

2.	Share-based compensation to employees and to directors:

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

On August 14, 2014, the Company's stockholders approved the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) and the 2014 Stock Incentive Plan.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share and per share amounts)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

2.	Share-based compensation to employees and to directors: (Cont.):

A total 600,000 shares of Common Stock were reserved for issuance in the aggregate under these stock plans.

The exercise price of the options granted under the plans may not be less than the nominal value of the shares into which such options are exercised. Any options that are canceled or forfeited before expiration become available for future grants.

From 2005 through 2009, the Company granted its directors options to purchase an aggregate of 53,333 shares of Common Stock of the Company at an exercise price of $2.25 per share. The options are fully vested and will expire 10 years from the date of issuance.

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

On April 25, 2014 the Agreement among the Company, Prof. Abraham Israeli and Hadasit was terminated. As a result of the termination, Prof. Israeli and Hadasit will no longer receive annual grants to purchase shares of Common Stock, and any outstanding and unvested grants made pursuant to the Agreement ceased to vest. The grants were valid until and exercisable only on or before October 25, 2014.

In October 2014, Prof Israeli exercised his option to purchase 44,444 shares of Common Stock of the Company, and Hadasit exercised its warrants to purchase 8,889 shares of Common Stock of the Company.

On December 16, 2010, the Company granted to two of its directors fully vested options to purchase an aggregate of 26,667 shares of Common Stock at an exercise price of $2.25 per share.

On August 22, 2011, the Company entered into an agreement one of its directors pursuant to which the Company granted the director 61,558 shares of restricted

Common Stock of the Company.   The shares vested through August 22, 2014. In addition, the Company is paying the director $15 per quarter his services.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share and per share amounts)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

2.	Share-based compensation to employees and to directors: (Cont.):

On May 3, 2015 the Company granted to this director 60,000 shares of restricted Common Stock. The shares will vest in three installments through August 27, 2017.

On August 1, 2012, the Company granted to three of its directors options to purchase an aggregate of 30,667 shares of Common Stock of the Company at $2.25 per share.

On April 19, 2013, the Company granted to three of its directors options to purchase an aggregate of 30,667 shares of Common Stock of the Company at $2.25 per share. In addition the Company issued to two of its directors and four of its Advisory Board members a total of 50,667 restricted shares of Common Stock. The Options and restricted shares vested over 12 months.

On June 6, 2014, the Company granted its Chief Operating Officer a fully vested option to purchase 33,333 shares of the Company’s common stock. The exercise price of the grant was $2.70 per share.

On June 9, 2014, the Company’s former Chief Executive Officer was granted a stock option for the purchase of 380,000 shares of the Company’s common stock, which shall vest and become exercisable as to 25% of the Shares on the first anniversary of the Grant Date and the remainder of the Shares shall vest and become exercisable in equal monthly installments on each of the 36 monthly anniversaries following the Initial Vesting Date.  The exercise price for the CEO Grant is $4.5 per share. On November 10, 2015 the Company and the former CEO agreed that the unvested portion of the option as of October 30, 2015 (to purchase 253,333 shares) will be forfeited and that the vested potion of the option (to purchase 126,667 shares) will terminate on September 30, 2016.

On August 15, 2014, the Company issued to two of its directors and four of its Advisory Board members a total of 50,667 restricted shares of Common Stock. The shares vested over 12 months.

On October 31, 2014, the Company granted to four of its directors options to purchase an aggregate of 70,666 shares of Common Stock of the Company at $0.75 per share. The options vest over 12 months.

On June 1, 2015, the Company granted to a director fully vested options to purchase an aggregate of 6,667 shares of Common Stock of the Company at $0.75 per share.

On July 30, 2015 the Company’s newly appointed Chief Financial Officer was granted an option to purchase 165,000 shares of Common Stock at an exercise price of $3.17 per share. The option will vest over 3 years.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share and per share amounts)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

2.	Share-based compensation to employees and to directors: (Cont.):

On August 27, 2015 the Company granted to four of its seven directors options to purchase an aggregate of 70,665 shares of Common Stock at an exercise price of $0.75 per share, and granted to two of itsdirectors an aggregate of 17,332 shares of restricted Common Stock. The options and restricted Common Stock will vest through August 27, 2016.

On September 28, 2015 the Company granted to its newly appointed Chief Executive Officer an option to purchase 369,619 shares of Common Stock at an exercise price of $2.45 per share. The option will vest through August 28, 2016.

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

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the nine months ended September 30, 2015
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	792,110	3.4545
Granted	611,952	2.4293
Exercised	-	-
Cancelled	(16,778)	5.0692

Outstanding at end of period	1,387,284	2.9828	0

Vested and expected-to-vest at end of period	539,107	2.8029	0

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on September 30, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2015.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share and per share amounts)

Notes to the Interim Condensed Consolidated Financial Statements

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share and per share amounts)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

3.	Shares and warrants to service providers: (Cont.):

(b)	Shares:

On December 30, 2009, the Company issued to Ramot 74,667 shares of Common Stock (See Note 4).

On December 31, 2011, the Company issued to Hadasit warrants to purchase up to 100,000 restricted shares of Common Stock at an exercise price of $0.015 per share, exercisable for a period of 5 years.  The warrants vested over the course of the trials as follows: 33,333 upon enrollment of 1/3 of the patients; an additional 33,333 upon enrollment of all the patients and the final 33,333 upon completion of the study.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share and per share amounts)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 6 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

3.	Shares and warrants to service providers: (Cont.):

(b)	Shares:

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers, was comprised, at each period, as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2015	2014	2015	2014
	Unaudited		Unaudited

Research and development	$19	$160	$4	$16
General and administrative	936	604	283	339
Total stock-based compensation expense	$955	$764	$287	$355

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

Our proprietary technology is licensed to and developed by our Israeli Subsidiary.

The NurOwn ® Transplantation Process

·	Bone marrow aspiration from patient;
·	Isolation and propagation of the mesenchymal stem cells;
·	Differentiation of the mesenchymal stem cells into neurotrophic-factor secreting (MSC-NTF) cells; and
·	Autologous transplantation into the patient’s spinal cord and/or muscle tissue.

Differentiation before Transplantation

The ability to induce differentiation of autologous adult mesenchymal stem cells into MSC-NTF cells  before  transplantation is unique to NurOwn®, making it the first-of-its-kind for treating neurodegenerative diseases.

The specialized cells secrete neurotrophic factors that may lead to:

·	Protection of existing motor neurons;
·	Promotion of motor neuron growth; and
·	Re-establishment of nerve-muscle interaction.

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

In April 2014, the FDA approved commencement of the Company’s randomized, double-blind, placebo controlled multi-center Phase 2 clinical trial of NurOwn® in ALS patients. On June 6, 2014, the Company announced the enrollment of the first subject at Massachusetts General Hospital in Boston, Massachusetts. The trial is also being conducted at the University of Massachusetts Memorial Hospital in Worcester, Massachusetts and the Mayo Clinic in Rochester, Minnesota. This study is designed to enroll 48 patients randomized in a 3:1 ratio to receive NurOwn® or placebo. In February 2015, the Company announced that the Data Safety Monitoring Board (“DSMB”) for the multi-center U.S. Phase 2 clinical trial reviewed the safety data collected through a cutoff date in January 2015, and did not find any lab abnormalities, adverse events or significant protocol deviations that would be cause for concern and therefore approved continuation of the trial as planned. On August 10, 2015, we announced that all 48 subjects had been enrolled into the study. As of October 1, 2015 we have completed treatment of all the 48 patients in the US clinical trial.

Efficacy results from this trial are not expected before the middle of 2016. Future development of NurOwn® in ALS will require additional clinical trials, including the administration of repeated doses to ALS patients enrolled in those trials.  The design and timing of subsequent clinical trials in ALS is currently under review by the Company.

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

Results of Operations

For the period from inception (September 22, 2000) until September 30, 2015, the Company has not earned any revenues from operations and its accumulated deficit as of September 30, 2015 is approximately $68.8 million. The Company does not expect to earn revenues from operations until 2018 or even later. During the three months ended September 30, 2015 the Company has incurred operating costs and other expenses of approximately $2.6 million.

Research and Development, net:

Research and development expenses, net of grants from The Office of the Chief Scientist for the three months ended September 30, 2015 and 2014 were $1,503,000 and $1,572,000, respectively. The Company’s grant from The Office of the Chief Scientist (“OCS”) increased by $438,000 to $599,000 for the three months ended September 30, 2015 from $161,000 for the three months ended September 30, 2014. Research and Development expenses before deducting the grants from the OCS increased by $369,000 from $1,733,000 for the three months ended September 30, 2014 to $2,102,000 for the three months ended September 30, 2015. This increase is primarily due to an increase of $356,000 from $1,218,000 for the three months ended September 30, 2014 to $1,574,000 for the three months ended September 30, 2015 of costs relating to U.S. Clinical Trial. These costs included fees to the Contract Research Organization (CRO) and to regulatory consultants, as well as expenses relating to the three medical centers in which the clinical trials are conducted and the two clean room manufacturing facilities that produce the NurOwn® that is used in the clinical trial.

General and Administrative:

General and administrative expenses for the three months ended September 30, 2015 and 2014 were $1,068,000 and $858,000, respectively representing an increase of $210,000. The increase is primarily due to: (i) an increase of $173,000 in payroll costs due to recruitment of a CEO, COO and CFO during 2014 and 2015 and (ii) an increase of $141,000 for rent, travel, PR, consultants and others offset by the decrease of $104,000 in stock-based compensation expenses, travel and stock costs.

Financial Expenses:

Financial expense for the three months ended September 30, 2015 was $32,000, compared to a financial income of $9,000 for the three months ended September 30, 2014. The financial expense for the three months ended September 30, 2015 is mainly due to conversion exchange rates and bank charges that were offset by an interest receivable from a bank deposit.

The financial expense for the three months ended September 30, 2014 is mainly due to conversion exchange rates and bank charges that were offset by an interest receivable from a bank deposit and a financial expense that is due to revaluation of certain warrants issued to investors in the August 2013 public offering ("2013 Warrants"). Certain 2013 Warrants contain anti-dilution provisions. Under generally accepted accounting principles, the anti-dilution provisions require those 2013 Warrants to be valued and classified as a warrant liability on the balance sheet, resulting in a reduction of stockholders’ equity. In 2014, we entered into agreements with certain holders of 2013 Warrants to exchange or redeem their 2013 Warrants. We also entered into agreements with certain holders of 2013 Warrants to waive their anti-dilution rights. On January 6, 2015, the remaining holders of 2013 Warrants, that did not participate in the exchange or redemption and that did not provide a waiver of their anti-dilution rights, exercised their warrants. Therefore, the liability related to the 2013 Warrants has been cancelled.

Net Loss:

Net loss for the three months ended on September 30, 2015 was $2,603,000, as compared to a net loss of $2,421,000 for the three months ended September 30, 2014. Net loss per share for the three months ended September 30, 2015 and 2014 was $0.14 and $0.16 respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended September 30, 2015 was 18,480,957, compared to 15,158,411 for the three months ended September 30, 2014.

The increase in the weighted average number of shares of Common Stock used in computing basic for the three months ended September 30, 2015 was primarily due to the issuance of shares of Common Stock in connection with various offerings and the exercise of warrants as described further below as well as well as the issuance of shares to service providers.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants and the issuance of convertible promissory notes. At September 30, 2015, the Company had net working capital of $15,253,000 including cash, cash equivalents and short term bank deposits amounting to $17,151,000.

Net cash used in operating activities for the three months ended September 30, 2015 was $6,117,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses. Net cash used in investing activities for the three months ended September 30, 2015 was $1,939,000 representing primarily net increase in short-term deposit. There were no financing activities during the three months ended September 30, 2015.

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

Our material cash needs for the next 12 months will include (i) costs of the clinical trial in the U.S. (ii) employee salaries, (iii) Costs expected for the upcoming multi-dose clinical trial in Israel, (iv) payments to Hadassah for rent and operation of the GMP facilities, and (v) fees to our consultants and legal advisors, patents, and fees for facilities to be used in our research and development.

Future operations are expected to be highly capital intensive and will require substantial capital raisings. We expect our current cash position will allow us to meet our obligations in the upcoming 12 months.

Over the longer term if we are not able to raise substantial additional capital, we may not be able to continue to function as a going concern and may have to cease operations or the Company will reduce its costs, including curtailing its current plan to pursue larger clinical trials in ALS and move new indications into clinical testing. We will be required to raise a substantial amount of capital in the future in order to reach profitability and to complete the commercialization of our products. Our ability to fund these future capital requirements will depend on many factors, including the following:

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

There were no significant changes to our critical accounting policies during the quarter ended September 30, 2015. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Executive Officers

On September 22, 2015 the Company appointed Chaim Lebovits as its Chief Executive Officer. On September 22, 2015 Anthony Fiorino, MD, PhD ceased to serve as Chief Executive Officer of the Company.

Effective November 1, 2015, the Company appointed Anthony Fiorino, M.D., Ph.D. as its Chief Medical Advisor. In connection with the appointment, on November 10, 2015 the Company and Dr. Fiorino entered into a First Amendment to Employment Agreement with effect from October 30, 2015 (the "Amendment"), amending the Employment Agreement dated as of June 9, 2014 between the Company and Dr. Fiorino (the “Employment Agreement”), which Employment Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 9, 2014.

Pursuant to the Amendment, Dr. Fiorino will serve as the Company’s Chief Medical Advisor beginning on November 1, 2015. From November 1, 2015 through April 30, 2016, the Company shall continue to pay Dr. Fiorino an amount equal to his current base salary. Any Company stock options issued to Dr. Fiorino that were unvested as of October 30, 2015 were terminated. All stock options that were unvested as of October 30, 2015 shall remain exercisable through and including September 30, 2016. For Chief Medical Advisor services in excess of twenty (20) hours per week during the period from October 31, 2015 to April 30, 2016, the Company shall additionally compensate Dr. Fiorino at the rate of $150.00 per hour. For Chief Medical Advisor services after April 30, 2016, the Company shall compensate Dr. Fiorino at the rate of $250.00 per hour. In addition the Company agreed to reimburse Dr. Fiorino’s reasonable expenses relating to Company services. Payments and continued exercisability of options are subject to the execution and delivery to the Company of a release of claims by Dr. Fiorino. No additional severance or termination payment will be owed by the Company upon termination of the Agreement as modified by the Amendment.

The above description of the Amendment is qualified in its entirety by reference to the terms of the Amendment, attached hereto as Exhibit 10.4 and incorporated herein by reference.

On November 16, 2015, the Company and Yoram Bibring entered into a First Amendment to Employment Agreement with effect from December 1, 2015 (the "Bibring Amendment"), amending the Employment Agreement dated as of July 30, 2015 between the Company and Yoram Bibring, which Employment Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 3, 2015.

Pursuant to the Bibring Amendment, Mr. Bibring will serve as the Company’s Chief Financial Officer on a half-time, basis beginning on December 1, 2015. Starting December 1, 2015, the Company shall pay Mr. Bibring an amount equal to 50% of his previous base salary. As of December 1, 2015, the Nonstatutory Stock Option Agreement by and between the Company and Mr. Bibring dated July 30, 2015 granting an option to purchase up to 165,000 shares of common stock of the Company (the “Initial Grant”) is amended such that 82,500 shares will be cancelled. The 82,500 remaining shares shall continue to vest and become exercisable in accordance with the terms of the Initial Grant: 20,625 shares vest and become exercisable on July 30, 2016 and 2.08333% of the 82,500 shares vest and become exercisable on each monthly anniversary date starting on August 30, 2016 through the fourth anniversary of the grant, so that the 82,500 shares will become fully vested and exercisable on July 30, 2019. Mr. Bibring’s vacation was amended to 80 hours per year.

The above description of the Bibring Amendment is qualified in its entirety by reference to the terms of the Bibring Amendment, attached hereto as Exhibit 10.5 and incorporated herein by reference.

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

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

During the quarter ended September 30, 2015, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

November 16, 2015	By:	/s/ Yoram Bibring
Name: Yoram Bibring Title: Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated August 31, 2015, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 4, 2015.

10.1	Employment Agreement dated July 30, 2015 between Brainstorm Cell Therapeutics Inc. and Yoram Bibring, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 3, 2015.

10.2	Nonstatutory Stock Option Agreement dated July 30, 2015, granted by Brainstorm Cell Therapeutics Inc. to Yoram Bibring, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 3, 2015.

10.3	Employment Agreement dated September 28, 2015 between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 28, 2015.

10.4*	First Amendment to Employment Agreement effective October 30, 2015 by and between Anthony Fiorino, M.D., Ph.D. and Brainstorm Cell Therapeutics Inc.

10.5*	First Amendment to Employment Agreement effective December 1, 2015 by and between Yoram Bibring and Brainstorm Cell Therapeutics Inc.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

‡	Furnished herewith

