Form 10-K
period 2015-12-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2016-03-09
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Yes ☐  No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), was $57,972,791.

As of March 4, 2016, the number of shares outstanding of the registrant's Common Stock, $0.00005 par value per share, was 18,654,040.

BRAINSTORM CELL THERAPEUTICS INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2015

PART I

SPECIAL NOTE

Unless otherwise specified in this Annual Report on Form 10-K, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. and its potential future business operations and performance, including statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2016, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” Some of these are described under “Risk Factors” in this Annual Report. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements.   It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

Item 1.	BUSINESS.

Company Overview

We are a biotechnology company developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease), Multiple Sclerosis (“MS”), and Parkinson’s disease (“PD”) among others. These diseases for the most part have no or limited treatment options and as such represent unmet medical needs. We believe that NurOwn®, our proprietary process for the propagation of Mesenchymal Stem Cells (“MSC”) and their differentiation into neurotrophic factor-(“NTF”) secreting cells (“MSC-NTF”), and their transplantation at, or near, the site of damage, offers the hope of more effectively treating neurodegenerative diseases. Our core technology was developed in collaboration with Prof. Daniel Offen of the Felsenstein Medical Research Center of Tel Aviv University and the late Prof. Eldad Melamed, who passed away in October 2015, and was former head of Neurology of the Rabin Medical Center and former member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research . Our wholly-owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the “Israeli Subsidiary”), holds rights to commercialize the technology, through a licensing agreement with Ramot at Tel Aviv University Ltd. (“Ramot”), the technology transfer company of Tel Aviv University, Israel. We currently employ17 employees in Israel and 3 in the United States.

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

In January 2013, the Israeli MoH approved the second study, a Phase 2a combined (intramuscular and intrathecal) treatment, dose-escalating trial, which we also conducted at Hadassah in collaboration with Prof. Karussis. On September 27, 2013, we announced that we had completed treatment of 12 patients in our ALS Phase 2a NurOwn® dose-escalating clinical trial. An interim safety summary for the first 12 patients in the study was submitted to the Hadassah Medical Center Ethical Committee about two month after transplantation of the 12th patient. On December 10, 2013, we announced that Prof. Karussis presented some of his preliminary findings from this trial at the 24th International Symposium on ALS/MND in Milan, Italy. In June 2014, Professor Karussis presented interim data from this study at the Joint Congress of European Neurology in Istanbul, Turkey. The last follow-up visits in this study occurred in September 2014. On January 5, 2015, the Company presented final top line data from this study in a press release and investor conference call. The results of this study confirmed the safety profile observed in the earlier Phase 1/2 trial, with the vast majority of adverse events being low-grade. There were two deaths and two serious adverse events, all of which were deemed by the investigators to be unrelated to treatment. Subjects in this study showed a meaningful reduction in the rate of disease progression for the three and six months after treatment, compared to the three months prior to treatment.

In January 2016, the Company announced that the results of the two completed studies were published in the Journal of the American Medical Association (JAMA) Neurology medical journal. The results of these studies show that NurOwn® can slow disease progression in ALS

In December 2013, the Company submitted an Investigational New Drug (“IND”) application to the FDA for NurOwn® in ALS, and on April 28, 2014, the FDA approved commencement of the Company’s randomized, double-blind, placebo controlled multi-center Phase 2 clinical trial of NurOwn® in ALS patients. On June 6, 2014, the Company announced that this clinical trial began, with the enrollment of the first patient at Massachusetts General Hospital in Boston, Massachusetts. The trial is also being conducted at the University of Massachusetts Memorial Hospital in Worcester, Massachusetts and the Mayo Clinic in Rochester, Minnesota. For this study, NurOwn® production occurs at the Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute in Boston, Massachusetts and at the Human Cellular Therapy Lab at the Mayo Clinic. This study is designed to enroll 48 patients randomized in a 3:1 ratio to receive NurOwn® or placebo.

In February 2015, the Company announced that the Data Safety Monitoring Board (“DSMB”) for the multi-center U.S. Phase 2 clinical trial reviewed the safety data collected through a cutoff date in January 2015, and did not find any lab abnormalities, adverse events or significant protocol deviations that would be cause for concern and therefore approved continuation of the trial as planned.

On August 11, 2015, the Company announced that it had completed enrollment achieving the target of 48 subjects to be enrolled in its ongoing randomized, double-blind placebo-controlled Phase 2 clinical trial of NurOwn® in ALS.  In November 2015, the Company announced that the DSMB for the multi-center U.S. Phase 2 clinical trial reviewed the safety data collected through a cutoff date in October 2015, which included 47 of the 48 patients enrolled in the study. No treatment-related serious adverse events (SAEs) were reported for the study.  Furthermore, the DSMB did not identify any adverse events, lab abnormalities or significant protocol deviations that would be cause for concern.

Results from this trial are not expected until the middle of 2016.

In January 2016, the Company entered into a collaborative agreement with Hadassah Medical Center in Jerusalem, Israel, to conduct the planned multi dose Phase 2 trial with NurOwn® in ALS.

This Phase 2 multi dose study will be BrainStorm's third clinical trial conducted at Hadassah and is designed to provide guidance in preparing a Phase 3 program for NurOwn® stem cell based therapy in ALS.  The trial is expected to enroll up to 24 patients who will receive three consecutive stem cell transplantations in order to explore the safety and efficacy of a multi dose treatment.  The trial has been approved by the Hadassah's Helsinki Committee and is now awaiting the approval of the Israeli MoH.

The agreement was signed with Hadassah, through its technology transfer company Hadasit Medical Research Services and Development Co. Ltd. The Principal Investigator will be Professor Dimitrios Karussis, MD, PhD, head of the Unit of Neuroimmunology and Cell Therapies at Hadassah's Department of Neurology, who served as Principal Investigator in Brainstorm’s prior ALS studies.

Future development of NurOwn® in ALS will require additional clinical trials, including a Phase 3 FDA-approved multi dose trial.

Future Development Plans

 In addition to its active clinical program in ALS, the Company is reviewing the potential clinical development of NurOwn® in other neurodegenerative disorders, such as Parkinson’s disease, Huntington’s disease, and multiple sclerosis. The Company has conducted preclinical research in additional neurologic disease areas, including autism. In January 2015, the Company announced positive results from preclinical studies of NurOwn™ in the BTBR mouse model of autism. The BTBR mouse exhibits several stereotypical behavioral characteristics that resemble behaviors seen in autism spectrum disorders, including repetitive behaviors, altered social interactions, cognitive rigidity and impaired adaption to environment. The Company is planning a possible Phase 1 study for autism in 2016.

In addition, the Company is engaged in a number of research initiatives to improve the scale and efficiency of NurOwn® production and to improve the stability of NurOwn®, which is currently produced in clean room facilities close to the clinical trial sites, where the cells are administered to patients. In January 2013, we announced the development of a proprietary method for cryopreservation, or freezing, of cells, which will enable long-term storage, and production of repeat patient doses of NurOwn® without the need for additional bone marrow aspirations. We believe that cryopreservation will enable us to create a personalized NurOwn® stem cell bank for each patient, for ongoing, repeated treatments. We are planning to use cryopreserved cells in the upcoming Phase 2 clinical trial that will involve administration of multiple doses of NurOwn®.

We are also engaged in collaboration with Octane Biotech Inc. (“Octane”), a Canadian firm that focuses on culture systems for cell and tissue therapy, to develop a NurOwn® bioreactor. On June 27, 2014, the Company announced that this collaboration has successfully developed a sophisticated Alpha prototype of the NurOwn® Bioreactor, utilizing a customized disposable cartridge that is dedicated to the intricacies of the Company's NurOwn® process.  Based on this first working prototype, the Company and Octane are advancing to the next stage of development with a goal of eventually qualifying a bioreactor for full clinical use. In December 2015, the Company and Octane announced that they have made significant progress toward the development of a novel bioreactor for industrial-scale manufacture of NurOwn® and had completed key development activities related to the customization of specific features of Octane’s Cocoon™ instrumentation platform to enable efficient delivery of NurOwn® stem cell therapy.

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

Recent Developments

Securities Offerings

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

Amendment to Certificate of Incorporation to Decrease Authorized Shares

On August 31, 2015, the Company filed a Certificate of Amendment of Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to reduce the number of authorized shares of the Company’s Common Stock from 800,000,000 to 100,000,000. The Certificate of Amendment had been approved by the Board of Directors on August 28, 2015 and by the Company’s stockholders at the Company’s 2015 Annual Meeting of Stockholders on August 26, 2015.

Governmental Grants

In February 2015, we received non-dilutive grants amounting to approximately $1.76 million, from the Israeli Office of the Chief Scientist (“OCS”) bringing the cumulative amount of grants received as of December 31, 2015 to approximately $5.82 million. As of December 31, 2015, we recorded an additional grants receivable of $418,000 relating to expenses incurred by us as of that date and, in December 2015 we submitted a request for additional grants relating to our expected 2016 expenses amounting to approximately $1.8 million. This request in now under consideration of the OCS and we expect to obtain approval of our request before June 30, 2016.

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

The OCS research committee may, in special cases and on grounds to be recorded, approve a request to transfer outside of Israel, the manufacturing or the rights to manufacture a product developed within the framework of the Approved Plan; provided, however, that in exchange for such approval, the OCS shall be entitled to, inter alia, payment of increased royalties due to the transfer of such manufacturing rights

Chief Financial Officer and Controller

On May 13, 2015, the Company entered into a Separation Agreement (the “Separation Agreement”) with Liat Sossover, the Company’s Chief Financial Officer pursuant to which Ms. Sossover’s employment with the Company ended June 30, 2015, and all Company stock options previously issued to Ms. Sossover and outstanding ceased to further vest after June 30, 2015 but such options, to the extent already vested on June 30, 2015, continued to be outstanding and exercisable until December 31, 2015. Ms. Sossover’s role as Chief Financial Officer and Treasurer and all other officer positions with the Company and its affiliates was terminated effective upon execution of the Separation Agreement. Ms. Sossover’s departure was not the result of any disagreement with the Company regarding its operations, policies, practices or related matters.

On May 13, 2015, the Company appointed its Controller, Alla Patlis, as its Interim Chief Financial Officer, which she served as until July 30, 2015. In connection with her appointment as Interim Chief Financial Officer of the Company, Ms. Patlis’ employment agreement was amended to increase her salary to NIS 20,000 (approximately U.S. $5,100) per month, effective March 1, 2015.

The Company appointed Yoram Bibring as its Chief Financial Officer and Treasurer, effective July 30, 2015.  On July 30, 2015, the Company and Yoram Bibring entered into an employment agreement which sets forth the terms of Mr. Bibring’s employment (the “Bibring Employment Agreement”). Pursuant to the Bibring Employment Agreement, Yoram Bibring was paid a salary at the annual rate of $225,000.  Mr. Bibring also receives other benefits that are generally made available to the Company’s employees.  The Employment Agreement provides that if within twelve months after a Change of Control (as defined in the Bibring Employment Agreement), Mr. Bibring’s employment is terminated for any reason other than for cause, disability or death, or by Mr. Bibring due to a Change of Control Termination (as defined in the Bibring Employment Agreement), the Company shall pay Mr. Bibring a payment equal to his target bonus compensation for the year in which the Change of Control occurs, and his base salary for twelve months following the date of such termination.

Mr. Bibring also was granted a stock option (the “Bibring Grant”) on July 30, 2015 for the purchase of 165,000 shares of the Company’s Common Stock at an exercise price equal to $3.17 per share. Subject to Mr. Bibring’s continued service with the Company through the applicable vesting dates, the Initial Grant will vest and become exercisable as to 25% of the Shares on the first anniversary of the Grant Date (the “Initial Vesting Date”) and the remainder of the Shares will vest and become exercisable in equal monthly installments on each of the 36 monthly anniversaries following the Initial Vesting Date, and shall vest and become exercisable in full immediately prior to a Change of Control (as defined in the Bibring Employment Agreement).  The Bibring Grant was issued outside of the Company’s 2014 Stock Incentive Plan as an employment inducement grant.

On November 16, 2015, the Company and Yoram Bibring entered into a First Amendment to Employment Agreement with effect from December 1, 2015 (the "Bibring Amendment"), amending the Bibring Employment Agreement. Pursuant to the Bibring Amendment, Mr. Bibring serves as the Company’s Chief Financial Officer on a half-time basis beginning on December 1, 2015. Starting December 1, 2015, the Company pays Mr. Bibring an amount equal to 50% of his previous base salary. As of December 1, 2015, the Bibring Grant was amended such that 82,500 shares were cancelled. The 82,500 remaining shares continue to vest and become exercisable in accordance with the terms of the Bibring Grant: 20,625 shares vest and become exercisable on July 30, 2016 and 2.08333% of the 82,500 shares vest and become exercisable on each monthly anniversary date starting on August 30, 2016 through the fourth anniversary of the grant, so that the 82,500 shares will become fully vested and exercisable on July 30, 2019. Mr. Bibring’s vacation was amended to 80 hours per year.

Chief Executive Officer and Chief Medical Advisor

On September 22, 2015, the Company appointed Chaim Lebovits as its Chief Executive Officer. On September 22, 2015 Anthony Fiorino, MD, PhD ceased to serve as Chief Executive Officer of the Company. Dr. Fiorino had served as the Company Chief Executive Officer since June 9, 2014.

Effective November 1, 2015, the Company appointed Anthony Fiorino, M.D., Ph.D. as its Chief Medical Advisor. In connection with the appointment, on November 10, 2015 the Company and Dr. Fiorino entered into a First Amendment to Employment Agreement with effect from October 30, 2015 (the "Fiorino Amendment"), amending the Employment Agreement dated as of June 9, 2014 between the Company and Dr. Fiorino (the “Fiorino Employment Agreement”).

Pursuant to the Fiorino Amendment, Dr. Fiorino will serve as the Company’s Chief Medical Advisor beginning on November 1, 2015. From November 1, 2015 through April 30, 2016, the Company shall continue to pay Dr. Fiorino an amount equal to his current base salary. Any Company stock options issued to Dr. Fiorino that were unvested as of October 30, 2015 were terminated. All stock options that were unvested as of October 30, 2015 shall remain exercisable through and including September 30, 2016. For Chief Medical Advisor services in excess of twenty (20) hours per week during the period from October 31, 2015 to April 30, 2016, the Company shall additionally compensate Dr. Fiorino at the rate of $150.00 per hour. For Chief Medical Advisor services after April 30, 2016, the Company shall compensate Dr. Fiorino at the rate of $250.00 per hour. In addition the Company agreed to reimburse Dr. Fiorino’s reasonable expenses relating to Company services. Payments and continued exercisability of options are subject to the execution and delivery to the Company of a release of claims by Dr. Fiorino. No additional severance or termination payment will be owed by the Company upon termination of the Fiorino Employment Agreement as modified by the Fiorino Amendment.

On September 28, 2015, the Company’s wholly owned subsidiary Brainstorm Cell Therapeutics Ltd. (the “Subsidiary”) and Chaim Lebovits entered into an employment agreement which sets forth the terms of Mr. Lebovits’ employment (the “Lebovits Employment Agreement”). Pursuant to the Lebovits Employment Agreement, Chaim Lebovits will be paid a salary at the annual rate of $282,500.  Mr. Lebovits will also receive other benefits that are generally made available to the Subsidiary’s employees.  In addition, he will be provided with a cellular phone and a company car, with all costs including taxes borne by the Subsidiary.

Mr. Lebovits also was granted a stock option (the “Grant”) on September 28, 2015 (the “Grant Date”) for the purchase of up to 369,619 shares of the Company’s Common Stock at a per share exercise price equal to the closing price of the Company’s Common Stock (during normal trading hours) on the date of grant. Subject to Mr. Lebovits’ continued service with the Company through the applicable vesting dates, the Grant will vest and become exercisable in 12 consecutive equal monthly installments starting with the Grant Date, shall be exercisable for a period of two years after termination of employment, and shall vest and become exercisable in full 10 days prior to a change of control of the Company if the Grant is not assumed by the acquirer.  The Grant was issued under the Company’s 2014 Global Share Option Plan.

In addition, a portion of this option representing 83,781 shares of Common Stock may not be exercised until the stockholders of the Company approve a further increase in the number of Common Stock that are reserved for issuance under the Company’s 2014 Global Share Option Plan. This portion of the option will be accounted for as granted if and when the approval is obtained.

Company Business Strategy

Our business strategy is to develop and commercialize NurOwn® as a treatment for one or more neurodegenerative diseases. To this end, our efforts are currently directed to several areas in research, development and manufacturing. The ALS program represents our lead indication and is the most advanced in development, hence much of the Company’s focus is on this program. Important tasks include the continued execution of the US randomized, double-blind, placebo controlled Phase 2 study, for which we completed enrollment in 2015. In January 2016, we published the results of our Phase 1/2 and Phase 2a studies in the Journal of the American Medical Association (JAMA) Neurology medical journal. Finally, we are making preparations to begin a multi-dose study in ALS patients in Israel in 2016. Beyond ALS, we are seeking to move additional programs into clinical development. To that end, we are reviewing our existing preclinical data, initiating research in new areas like autism, and engaging with regulatory and scientific experts to determine the most attractive clinical opportunities. With regard to manufacturing, as noted above, several ongoing research projects and our collaboration with Octane have a goal of increasing the scale and efficiency of NurOwn® production. Our current strategy is designed to allow the Company to be in a position to run larger, registration studies in the most efficient time frame possible. We may choose to seek a strategic partnership with a pharmaceutical or biotechnology company to support the execution of a registration clinical program.

Our business model calls for significant investments in research and development. Our research and development expenditures (i) in 2015 (before participation by the OCS) were $6,335,000 which included $130,000 in stock-based compensation and (ii) in 2014 (before participation by the OCS) were $6,116,000 which included $176,000 in stock-based compensation.

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

Parkinson’s Disease (PD)

PD is a chronic, progressive disorder in which dopamine-producing neurons residing in the Substantia Nigra region of the brain undergo degeneration and eventually die, resulting in progressive impairment in movement and gait and eventually, leading to dementia. The cause of the disease is unknown.

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

Autism Spectrum Disorder

Autism spectrum disorder is a complicated and poorly understood disorder of brain development characterized by difficulties in social interaction, verbal and nonverbal communication and repetitive behaviors. Approximately 1% of the world population falls on the spectrum and while behavioral therapy can produce meaningful benefits in autism patients, there are no drugs approved to treat the disorder. We have studied MSC-NTF cells in the BTBR mouse strain, which exhibits several behaviors that resemble behaviors seen in autism spectrum disorders, including repetitive behaviors, altered social interactions, cognitive rigidity and impaired adaption to environment. Across a variety of measures, including assessments of repeated self-grooming, social interaction and cognitive rigidity, MSC-NTF cells caused behavioral and cognitive benefits in BTBR mice after a single treatment compared to control mice.

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

On January 22, 2015, we received a Notice of Allowance from Israel’s Patent Office for our patent application No. 209604 titled “Isolated Population of Cells, Methods of Generating Same, and Uses Thereof in the Treatment of CNS Diseases." The patent was issued on September 1, 2015.

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

On April 30, 2014 our Israeli Subsidiary and Ramot entered into Amendment No. 2 to the Second Ramot Agreement, pursuant to which a new research period from April 30, 2014 to October 30, 2014 was created.

On March 1, 2016, our Israeli Subsidiary and Ramot entered into Amendment No. 3 to the Second Ramot Agreement, pursuant to which Ramot agreed to assign to the Israeli Subsidiary, effective February 18, 2016, all of its worldwide right, title and interest in and to the results of the research conducted under the Agreement and performed during the research period from April 30, 2014 to October 30, 2014. This change of status from exclusive licensee of these patents, to owner these patents, did not materially change the ability of the Company to exclude others from practicing the invention claimed therein.

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

Competition

There are a number of clinical trials underway for potential treatments for ALS, of which only two are stem cell-based trials being conducted by other commercial entities: (i) US-based Neuralstem (CUR) is currently conducting a Phase 2 trial for its allogeneic, human (fetal) spinal cord derived neural stem cells; and (ii) Q Therapeutics has gained FDA approval for a Phase 1/2 study with its Q-Cells®, purified human glial progenitor cells isolated from brain tissue. Corestem, a Korean company, recently completed a Phase 1 trial in ALS showing that repeated intrathecal administration of autologous, bone marrow-derived mesenchymal stem cells was safe. No significant clinical benefit was reported. There is little public information available about Corestem. Five non-stem cell-based companies are undergoing Phase 1/2, Phase 2 or Phase 3 clinical trials for ALS. Cytokinetics is a late stage biopharmaceutical company running a Phase 3 clinical trial with Tirasemtiv, a chemical compound developed to enhance the signals between motor neurons and neuromuscular junctions (NMJ). A number of academic institutions are also developing treatment candidates for ALS.

Employees

We currently have 20 employees, 17 of whom are full-time. None of our employees is represented by a labor union.

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

As a development stage company, we are in the early stages of executing our business plan. We had no operational revenues for the fiscal years ended December 31, 2015 or December 31, 2014. Our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. We are currently in the process of introducing the Company to strategic partners. In the upcoming three years, the Company will focus on clinical trials. We are unable at this time to foresee when we will generate operational revenues from strategic partnerships or otherwise. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have an adverse impact on our working capital, total assets and stockholders’ equity, and we may never achieve profitability.

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

Man-Made Problems Such as Computer Viruses or Terrorism May Disrupt Our Operations and Harm Our Operating Results

Despite our implementation of network security measures our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. Efforts to limit the ability of malicious third parties to disrupt the operations of the internet or undermine our own security efforts may meet with resistance. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States, Israel and other countries and create further uncertainties or otherwise materially harm our business, operating results, and financial condition. Likewise, events such as widespread blackouts could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or access to data or personal information, our business, operating results, and financial condition could be materially and adversely affected.

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

Pursuant to the Subscription Agreement with ACCBT Corp. (“ACCBT”), a company under the control of Mr. Chaim Lebovits, our President and Chief Executive Officer, we granted ACCBT the right to acquire additional shares of our Common Stock whenever we issue additional shares of Common Stock or other securities of the Company, or options or rights to purchase shares of the Company or other securities directly or indirectly convertible into or exercisable for shares of the Company (including shares of any newly created class or series). This participation right could limit our ability to enter into equity financings and to raise funds from third parties. ACCBT is entitled to purchase its pro rata share of any additional securities we offer, so that its percentage ownership of the Company remains the same after any such issuance of additional securities. Such additional securities will be offered to ACCBT at the same price and on the same terms as the other investors in the transaction. ACCBT will have 30 days from the date of our notice to ACCBT of any intended transaction, to decide whether it wishes to exercise its participation rights in the transaction. We also are prohibited from taking certain corporate actions without the consent of ACCBT, including issuing shares, acquiring or divesting assets and making payment of cash compensation over $60,000 per year. Further, ACCBT also has the right to appoint a majority of our Board of Directors. In connection with the Subscription Agreement, we entered into a registration rights agreement with ACCBT pursuant to which we granted piggyback registration rights to ACCBT. In addition, we issued ACCBT warrants to purchase up to 2,016,666 shares of Common Stock, of which 2,016,666 warrants are presently outstanding. The outstanding warrants contain cashless exercise provisions, which permit the cashless exercise of up to 50% of the underlying shares of Common Stock. 672,222 of such warrants have an exercise price of $3.00 and the remainder have an exercise price of $4.35. We registered 1,920,461 shares of Common Stock and 2,016,666 shares of Common Stock underlying the ACCBT Warrants on registration statement No. 333-201705 dated January 26, 2015 pursuant to ACCBT’s registration rights. ACCBT has waived its participation rights and anti-dilution rights with respect to issuances that were made on or prior to January 8, 2015. In March 2014, we entered into an agreement with ACCBT according to which ACCBT waived certain anti-dilution rights. On May 25, 2014, the Company entered into a Warrant Amendment Agreement with ACCBT, pursuant to which the expiration date of each Warrant held by ACCBT was extended until November 5, 2017, in consideration of ACCBT having provided a series of waivers of their rights, including the anti-dilution rights waiver.

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

Our executive offices and United States corporate headquarters are located at 3 University Plaza Drive, Suite 320, Hackensack, NJ 07601 ("the Headquarters").

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

Quarter Ended	High	Low

December 31, 2015	$3.13	$2.22
September 30, 2015	$3.68	$2.17
June 30, 2015	$5.43	$3.54
March 31, 2015	$8.47	$3.75
December 31, 2014	$4.94	$2.81
September 30, 2014	$5.70	$3.35
June 30, 2014	$5.70	$3.45
March 31, 2014	$5.55	$2.55

The source of these high and low prices was the OTCQB Marketplace for all periods prior to September 24, 2014, and thereafter the Nasdaq Capital Market. The high and low prices listed have been rounded up to the next highest two decimal places. All sales prices are adjusted to reflect our September 15, 2014 one-for-fifteen reverse stock split.

Record Holders

As of January 29, 2016, there were approximately 46 holders of record of our Common Stock.

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

On November 19, 2015, the Company issued to Hadasit Medical Research Services and Development Ltd., 100,000 shares of Common Stock pursuant to the exercise of warrants issued under the February 17, 2010 Clinical Trial Agreement, as amended May 30, 2011, with Hadasit Medical Research Services and Development Ltd. The issuance of these securities was effected without registration in reliance upon Regulation D promulgated under the Securities Act. No underwriters were involved with the issuance of such securities and no commissions were paid in connection with such transaction.

Item 6.	SELECTED FINANCIAL DATA

Not required.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We are a biotechnology company developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as ALS, MS, and PD among others. These diseases for the most part have no or limited treatment options and as such represent unmet medical needs. We believe that NurOwn®, our proprietary process for the propagation of MSC and their differentiation into neurotrophic factor-secreting cells, and their transplantation at, or near, the site of damage, offers the hope of more effectively treating neurodegenerative diseases. Our core technology was developed in collaboration with Prof. Daniel Offen of the Felsenstein Medical Research Center of Tel Aviv University and the late Prof. Eldad Melamed, who passed away in October 2015, and was former head of Neurology of the Rabin Medical Center and former member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research. Our wholly-owned Israeli Subsidiary holds rights to commercialize the technology, through a licensing agreement with Ramot. We currently employ 17 employees in Israel and 3 in the United States.

Results of Operations

For the period from inception (September 22, 2000) until December 31, 2015, the Company did not generate any revenues from operations. The Company does not expect to earn revenues from operations until at least 2020, if ever. In addition, the Company incurred operating costs and expenses of approximately $8,536,000 during the year ended December 31, 2015.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the year ended December 31, 2015 were $4,949,000, an increase of $177,000 compared to $4,772,000 for the year ended December 31, 2014. Included in these amounts were OCS research and development grants that are recorded as an offset to expenses as well as stock based compensation expenses. OCS grants included as an offset were $1,386,000 in 2015 and $1,344,000 in 2014 while stock based compensation expenses included in research and development expenses were $130,000 in 2015 and $176,000 in 2014. Excluding OCS grants and stock based compensation expenses, research and development expenses increased by $266,000 from $6,047,000 in 2014 to $6,313,000 in 2015.

This increase is primarily due to an increase of $492,000 to $4,343,000 for the year ended December 31, 2015, from $3,851,000 for the year ended December 31, 2014 for costs of activities related to the U.S. Clinical Trial, primarily due to higher payments to the Mayo Clinic and higher fees to our PRC Clinical (our US CRO) offset by a reduction of $147,000 in the costs of activities related to the Israeli clinical trials and costs of materials as well as net reduction of $21,000 of various other expenses.

General and Administrative

General and administrative expenses for the years ended December 31, 2015 and 2014 were $3,587,000 and $2,649,000, respectively. The increase of $938,000 in general and administrative expenses is mainly due to: (i) an increase of $527,000 in payroll expenses primarily due to the hiring of a new CEO in June 2014 and his replacement in September 2015, as well as a hiring of a new CFO in August 2015, (ii) an increase of $371,000 in the cost of our investor relations and public relations activities and rent, and (iii) an increase of $263,000 in the cost of our Delaware Franchise tax and (iv) an increase of $10,000 of various other expenses offset by a decrease of $233,000 in stock based compensation expenses.

Financial Expenses

The financial income of $48,000 for the year ended December 31, 2015 is mainly due to interest earned on our cash, cash equivalents and short term deposits.

Financial expenses for the year ended December 31, 2014 were $1,825,000. The financial expenses for the year ended December 31, 2014 included a charge $1,743,000 due to revaluation of warrants issued to investors in the August 2013 public offering ("2013 Warrants") which included certain anti-dilution provisions. Under generally accepted accounting principles, the anti-dilution provisions require those 2013 Warrants to be valued and classified as a warrant liability on the balance sheet, resulting in a reduction of stockholders’ equity. On January 6, 2015, the remaining 2013 Warrants, that did not participate in the redemption and that did not provide a waiver of their anti-dilution rights, exercised their warrants. Therefore, the liability related to the 2013 Warrants has been cancelled.

Net Loss

Net loss for the year ended December 31, 2015 was $8,488,000, as compared to a net loss of $9,246,000 for the year ended December 31, 2014. Net loss per share for the year ended December 31, 2015 was $0.46, compared to net loss per share of $0.68 for the year ended December 31, 2014.

The decrease in the net loss for the year ended December 31, 2015 compared to the year ended December 31, 2014 is due to an increase in our research and development expenses and general and administrative expenses offset by a decrease in our financial expenses as explained above.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the year ended December 31, 2015 was 18,405,610, compared to 13,662,758 for the year ended December 31, 2014.

The increase in the weighted average number of shares of Common Stock used in computing basic loss per share for the year ended December 31, 2015 was due to: (i) the issuance of shares of Common Stock in a private placement in June 2014 and pursuant to a Warrant Exercise Agreement in January 2015, as described in more detail below, (ii) the exercise of options and warrants, and (iii) the issuance of shares to service providers.

Going Concern

To date the Company has not generated any revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital. 2015 net cash inflows from issuances of Common Stock through the exercise of equity warrants as well as from issuances of new equity warrants amounted to approximately $14.8 million, net. Management believes that the Company’s current resources are sufficient to fund its operations for the next 12 months, however there can be no assurance that additional funds necessary for the Company's long term operations will be available on terms acceptable to the Company, or that the Company will not incur additional unforeseen costs or expenses. Such conditions raise substantial doubts about the Company's long term ability to continue as a going concern. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants and the issuance of convertible promissory notes. At December 31, 2015, the Company had net working capital of $13,836,000 including cash, cash equivalents and short term bank deposits amounting to $15,955,000.

Net cash used in operating activities for the year ended December 31, 2015 was $7,408,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash used in investing activities for the year ended December 31, 2015 was $11,283,000 representing primarily a net increase in short-term deposits.

Net cash provided by financing activities for the year ended December 31, 2015 was $14,868,000, including net proceeds of $12,409,000 from the January 8, 2015 agreement described below as well as $2,459,000 from the exercises of other warrants and options during the year.

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

On June 4, 2015, we filed a shelf registration statement, effective June 10, 2015, relating to Common Stock, warrants and units that we may sell from time to time in one or more offerings, up to a total dollar amount of $100,000,000. We have not filed any supplemental prospectus defining particular terms of securities to be offered under the shelf registration statement.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing in this Annual Report. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which we prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Financial statements in U.S. dollars:

The functional currency of the Company is the U.S dollar ("dollar") since the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. Part of the transactions of the Company are recorded in new Israeli shekels ("NIS"); however, a substantial portion of the Company’s costs are incurred in dollars or linked to the dollar. Accordingly, management has designated the dollar as the currency of the Company’s primary economic environment and thus it is their functional and reporting currency.

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

AS OF DECEMBER 31, 2015

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BRAINSTORM CELL THERAPEUTICS Inc.

We have audited the accompanying consolidated balance sheet of BRAINSTORM CELL THERAPEUTICS Inc. and its subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statement of income, stockholders' deficiency, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is engaged in the development of stem cell therapeutic products, and to-date has not generated revenues from such activities. The resulting operating losses raise substantial doubts about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of' these uncertainties.

/s/ Brightman Almagor Zohar & Co.

Brightman Almagor Zohar & Co.

Certified Public Accountants

A Member of Deloitte Touche Tohmatsu Limited

Tel Aviv, Israel

March 9, 2016

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	December 31,
	2 0 1 5	2 0 1 4
	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$428	$4,251
Short-term deposit	15,527	4,290
Account receivable (Note 4)	759	1,005
Prepaid expenses and other current assets	74	32
Total current assets	16,788	9,578

Long-Term Assets:
Prepaid expenses and other long-term assets	21	20
Property and Equipment, Net (Note 5)	271	313
Total Long-Term Assets	292	333

Total assets	$17,080	$9,911

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payables	$1,169	$1,542
Accrued expenses	1,500	1,347
Other accounts payable	283	224
Total current liabilities	2,952	3,113

Long-Term Liabilities:
Warrants issued to investors (Note 7(b)(1)(f))	-	123
Total long-term liabilities	-	123

Total liabilities	$2,952	$3,236

Stockholders' Equity:
Stock capital: (Note 7)	11	11
Common stock of $0.00005 par value - Authorized: 100,000,000 and 800,000,000 shares at December 31, 2015 and December 31, 2014 respectively; Issued and outstanding: 18,643,288 and 15,281,497 shares at December 31, 2015 and December 31, 2014 respectively.
Additional paid-in-capital	84,258	68,317
Accumulated deficit	(70,141)	(61,653)
Total stockholders' equity	14,128	6,675

Total liabilities and stockholders' equity	$17,080	$9,911

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands

(Except share data)

	Year ended
	December 31,
	2015	2014
	U.S. $ in thousands

Operating expenses:

Research and development, net (Note 8)	$4,949	$4,772
General and administrative	3,587	2,649

Operating loss	(8,536)	(7,421)

Financial expenses (income), net	(48)	1,825

Taxes on income (Note 9)	-	-

Net loss	$(8,488)	$(9,246)
Basic and diluted net loss per share from continuing operations	$(0.46)	$(0.68)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	18,405,610	13,662,758

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

U.S. dollars in thousands

(Except share data)

				Additional		Total
	Common stock			paid-in	Accumulated	stockholders'
	Number	Amount		capital	deficit	equity

Balance as of January 1, 2015	15,281,497	$11		$68,317	$(61,653)	$6,675

Stock-based compensation related to warrants and stock granted to service providers	27,411	-		108	-	108
Stock-based compensation related to stock and options granted to directors and employees	77,332	-		835	-	835
Exercise and reissuance of warrants	2,546,667	(*	)	12,409	-	12,409
Exercise of liability classified warrants	29,000	(*	)	145	-	145
Exercise of equity classified warrants	536,382	(*	)	2,333	-	2,333
Exercise of options	44,999	(*	)	109	-	109
Exercise of warrants by Hadasit (Note 7.B.3.(B))	100,000	(*	)	2	-	2
Net loss	-	-		-	(8,488)	(8,488)

Balance as of December 31, 2015	18,643,288	$11		$84,258	$(70,141)	$14,128

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended
	December 31,
	2015	2014
	U.S. $ in thousands

Cash flows from operating activities:

Net loss	$(8,488)	$(9,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	87	106
Expenses related to shares and options granted to service providers	108	198
Amortization of deferred Stock-based compensation related to options granted to employees and directors	835	1,024
Decrease (increase) in accounts receivable and prepaid expenses	204	(93)
Increase (decrease) in trade payables	(373)	1,314
Increase in other accounts payable and accrued expenses	212	467
Revaluation of warrants	7	1,743

Total net cash used in operating activities	$(7,408)	$(4,487)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended
	December 31,
	2015	2014
	U.S. $ in thousands

Cash flows from investing activities:

Purchase of property and equipment	(45)	(161)
Changes in short-term deposit	(11,237)	(4,290)
Investment in lease deposit	(1)	1
Total net cash used in investing activities	$(11,283)	$(4,450)

Cash flows from financing activities:
Proceeds from exercise of warrants and options	2,459	731
Proceeds from issuance of Common stock, net	-	9,554
Proceeds from equity offering through issuances of equity warrants and common stock through the exercise of previously issued equity warrants	12,409	-
Redemption of warrants in cash	-	(600)
Total net cash provided by financing activities	$14,868	$9,685

Increase (decrease) in cash and cash equivalents	(3,823)	748
Cash and cash equivalents at the beginning of the period	$4,251	$3,503

Cash and cash equivalents at end of the period	$428	$4,251

Non-cash financing activities:
Stock issued for warrants exchange	-	1,633
Exercise of liability classified warrants	130	42
	$130	$1,675

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 1 -	GENERAL

A.	Brainstorm Cell Therapeutics Inc. (formerly: Golden Hand Resources Inc. - the "Company") was incorporated in the State of Washington on September 22, 2000. The Company currently holds two wholly owned subsidiaries; Brainstorm Cell Therapeutics Ltd. ("BCT"), an Israeli Company which currently conducts all of the research and development activities of the Company, and Brainstorm Cell Therapeutics UK Ltd. (“Brainstorm UK”). Brainstorm UK acts on behalf of the parent Company in the EU. Brainstorm UK is currently inactive.

The Common Stock is publicly traded on the NASDAQ Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. ("Ramot"), (see Note 3). Using this technology the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amytrophic Lateral Scelorosis (ALS, also known as Lou Gherig Disease), Multiple Sclerosis (MS) and Parkinson’s disease. The Company developed a proprietary process, called NurOwn, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases.

The process is currently autologous, or self-transplanted.

C.	NurOwn is in clinical development for the treatment of ALS. The Company has completed two single dose clinical trials of NurOwn in Israel, a phase 1/2 trial with 12 patients and a phase 2a trial with additional 12 patients and the Company is now conducting a phase 2 trial in three major medical centers in the US. This single dose trial includes 48 patients randomized in a 3:1 ratio to receive NuOwn or placebo. The Company expects results from this trial in the summer of 2016. Future development of NurOwn for ALS will require additional clinical trials, including probably phase 3 trials, typically required to provide an adequate basis for regulatory approval and product labeling. These additional trials will include the administration of repeated doses to ALS patients enrolled in these trials.

D.	On September 15, 2014 the Company completed a reverse stock split of the Company’s shares of Common Stock by a ratio 1-for-15. The Company adjusted all ordinary shares, options, warrants, per share data and exercise prices included in these financial statements for all periods presented to reflect the reverse stock split. On August 26, 2015 the shareholders of the Company approved a reduction of the number of authorized shares of Common Stock of the Company from 800,000,000 to 100,000,000.

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360-10 (formerly Statement of Financial Accounting Standard 144), "Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During 2015 and 2014, no impairment losses were identified.

H.	Accrued post-employment benefit

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2015 and December 31, 2014, since all such securities have an anti-dilutive effect.

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

The Company accounts for income taxes in accordance with ASC 740-10 (formerly Statement of Financial Accounting Standard 109), "Accounting for Income Taxes". This Statement requires the use of the liability method of accounting for income taxes, whereby deferred tax asset and liability account balances are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and BCT provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.):

N.	Reverse stock split:

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

O.	Recent Accounting Standards:

In May 2014, the Financial Accounting Standards Board issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for us beginning in the first quarter of 2018; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. As the Company has not incurred revenues to date, it is unable to determine to expected impact of the new standard on its consolidated financial statements.

In 2015, the FASB issued an amended standard requiring all deferred tax assets and liabilities be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current. The amended standard is effective beginning in the first quarter of 2017. Early adoption is permitted.  The Company do not expect that the adoption of this standard will have a significant impact on the financial position or results of operations.

In January 2016, the FASB issued an amended standard requiring changes to recognition and measurement of certain financial assets and liabilities. The standard primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This standard is effective beginning in the first quarter of 2018. Certain provisions allow for early adoption. The Company do not expect that the adoption of this standard will have a significant impact on the financial position or results of operations.

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

The Company has a Research and License Agreement, as amended and restated, with Ramot. The Company obtained a waiver and release from Ramot pursuant to which Ramot agreed to an amended payment schedule regarding the Company's payment obligations under the Research and License Agreement and waived all claims against the Company resulting from the Company's previous defaults and non-payment under the Research and License Agreement. The waiver and release amended and restated the original payment schedule under the original agreement providing for payments during the initial research period and additional payments for any extended research period. The Company is to pay Ramot royalties on Net Sales on a Licensed Product by Licensed Product and jurisdiction by jurisdiction basis as follows:

a)	So long as the making, producing, manufacturing, using, marketing, selling, importing or exporting of such Licensed Product is covered by a Valid Claim or is covered by Orphan Drug Status in such jurisdiction – 5% of all Net Sales.

b)	In the event the making, producing, manufacturing, using, marketing, selling, importing or exporting of such Licensed Product is not covered by a Valid Claim and not covered by Orphan Drug status in such jurisdiction – 3% of all Net Sales until the expiration of 15 years from the date of the First Commercial Sale of such Licensed Product in such jurisdiction.

NOTE 4 -	ACCOUNTS RECEIVABLE

	December 31,
	2015	2014

Grants receivable from the CSO	$607	$962
Government institutions and other	152	43
	$759	$1,005

NOTE 5 -	PROPERTY AND EQUIPMENT

	December 31,
	2015	2014

Cost:
Office furniture and equipment	$73	$73
Computer software and electronic equipment	169	159
Laboratory equipment	610	576
Leasehold improvements	716	716
	1,568	1,524
Accumulated depreciation:
Office furniture and equipment	13	8
Computer software and electronic equipment	149	132
Laboratory equipment	444	404
Leasehold improvements	691	667
	1,297	1,211
Depreciated cost	$271	$313

Depreciation expenses for the years ended December 31, 2015 and December 31, 2014 were $87 and $106, respectively.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 6 -	COMMITMENTS AND CONTINGENCIES

A.	In November 2012, BCT entered into an amended lease agreement for the lease of its facilities. The term of the lease is 60 months, with an option to terminate the agreement with 6 month pre-notice, after 36 months. Rent is paid on a monthly basis in the amount of NIS 40,000 (approximately $11) per month.

B.	In October 2014, the Company entered into a lease agreement for our US offices, according to which BCT leased approximately 220 square meters of office space for a term of 63 months commencing October 1, 2014. Rent is paid on a monthly basis in the amount of approximately U.S. $5.

The facilities and vehicles of the Company and BCT are rented under operating leases that expire on various dates. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2015 are as follows:

Period ending December 31,	Facilities	Vehicles	Total
2016	$103	$4	$107
2017	54	-	54
2018	55	-	55
2019	57	-	57
2020	43	-	43
	$312	$4	$316

Total facilities rent expense for the years ended December 31, 2015 and 2014 were $160 and $150, respectively.

C.	Commitments to pay royalties to the Chief Scientist:

BCT obtained from the Chief Scientist of the State of Israel grants for participation in research and development for the years 2007 through 2015, and, in return, BCT is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of Libor per annum.

Through the year ended December 31, 2015, total grants obtained amounted to $1,763. After the balance sheet date, the Company received approximately $188.

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

On September 28, 2015 the Company granted to its newly appointed Chief Executive Officer an option to purchase 369,619 shares of Common Stock at an exercise price of $2.45 per share. The option vest over 12 months until fully vested on August 28, 2016. In addition, a portion of this option representing 83,781 shares of Common Stock may not be exercised until the shareholders of the Company approve a further increase in the number of Common Stock that are reserved for issuance under the Company's employee stock option plan. This portion of the option will be accounted for as granted if and when such approval is obtained.

(b)	In February 2010, the Company issued an aggregate 399,999 shares of Common Stock and warrants to purchase an aggregate of 199,998 shares of Common Stock with an exercise price of $7.50 per share for aggregate proceeds of $1.5 million.

(c)	On July 17, 2012, the Company raised a $5.7 million of gross proceeds through a public offering (“2012 Public Offering”) of its common stock and warrants to purchase common stock. The Company issued a total of 1,321,265 shares of common stock ($4.35 per share), and thirty month warrants to purchase 990,949 shares of Common Stock at an exercise price of $4.35 per share.

(d)	After deducting closing costs and fees, the Company received net proceeds of approximately $4.9 million.

The Company paid to the placement agent, a cash fee and a corporate finance fee equal to 7% of the gross proceeds of the offering. In addition, the Company issued to the placement agent a two year warrant to purchase up to 32,931 shares of Common Stock, with an exercise price equal to $5.22.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 7 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

1.	Private placements and public offering: (Cont.):

(e)	On February 7, 2013, the Company issued 55,556 units to a private investor for total proceeds of $250. Each unit consisted of one share of Common Stock and a warrant to purchase one share of Common Stock at $7.5 per share exercisable for 32 months. On October 7, 2015 the warrants were cancelled.

(f)	On August 16, 2013, the Company raised $4 million, gross, through a registered public offering (“2013 Public Offering”) of its Common Stock and the issuance of warrants to purchase Common Stock. The Company issued a total of 1,568,628 Common Stock, ($2.55 per share) and three year warrants to purchase 1,176,471 shares of Common Stock, at an exercise price of $3.75 per share (the “2013 Warrants”). The Warrants also included, subject to certain exceptions, full ratchet anti-dilution protection in the event of the issuance of any Common Stock, securities convertible into common stock, or certain other issuances at a price below the then-current exercise price of the Warrants, which would result in an adjustment to the exercise price of the Warrants. After deducting closing costs and fees, the Company received net proceeds of approximately $3.3 million.

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

On May 27, 2014 the Company entered into agreements with certain warrant holders to redeem “2013 warrants” to purchase 333,235 shares of Company common stock, in consideration for approximately $600 payable in cash ($1.80 per Warrant).

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

On August 22, 2011, the Company entered into an agreement one of its directors pursuant to which the Company granted the director 61,558 restricted shares of Common Stock of the Company. The shares vested through August 22, 2014. In addition, the Company is paying the director $15 per quarter his services.

On May 3, 2015 the Company granted to this director 60,000 shares of restricted Common Stock. The shares will vest in three installments through August 22, 2017.

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

On July 30, 2015 the Company’s newly appointed Chief Financial Officer was granted an option to purchase 165,000 shares of Common Stock at an exercise price of $3.17 per share. The option will vest over 3 years. Effective December 1, 2015 the Company and the Chief Financial Officer agreed to amend the option agreement. Pursuant to the amendment, 82,500 shares were cancelled. The 82,500 remaining shares continue to vest and become exercisable in accordance with the terms of the grant: 20,625 shares vest and become exercisable on July 30, 2016 and 2.08333% of the 82,500 shares vest and become exercisable on each monthly anniversary date starting on August 30, 2016 through the fourth anniversary of the grant, so that the 82,500 shares will become fully vested and exercisable on July 30, 2019.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 7 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

2.	Share-based compensation to employees and to directors: (Cont.):

On August 27, 2015 the Company granted to four of its seven directors options to purchase an aggregate of 70,665 shares of Common Stock at an exercise price of $0.75 per share, and granted to two of its directors an aggregate of 17,332 restricted shares of Common Stock. The options and restricted shares of Common Stock vest over 12 months until fully vested on August 27, 2016.

On September 28, 2015 the Company granted to its newly appointed Chief Executive Officer an option to purchase 369,619 shares of Common Stock at an exercise price of $2.45 per share. The option vest over 12 months until fully vested on August 28, 2016. In addition, a portion of this option representing 73,029 shares of Common Stock may not be exercised until the shareholders of the Company approve a further increase in the number of Common Stock that are reserved for issuance under the Company's employee stock option plan. This portion of the option will be accounted for as granted if and when such approval is obtained.

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

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the year ended December 31, 2015			For the year ended December 31, 2014
	Amount of options	Weighted average exercise price	Aggregate intrinsic value	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$		$	$
Outstanding at beginning of period	792,110	3.4545		412,388	2.5576
Granted	611,952	2.4293		504,000	3.6766
Exercised	(45,000)	2.3833		(66,500)	2.1250
Cancelled	(356,611)	4.2124		(57,778)	0.5198

Outstanding at end of period	1,002,451	2.6072	253,444	792,110	3.4545	1,034,072
Vested and expected-to-vest at end of period	611,761	2.7354	76,240	331,500	2.6994	683,088

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on December 31, 2015 and December 31, 2014 and the exercise price, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 7 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

a)	Options to employees and directors: (Cont.)

The options outstanding as of December 31, 2015 and December 31, 2014, have been separated into exercise prices, as follows:

			Weighted average remaining
			contractual
	Options outstanding		Life - Years		Options exercisable as of
Exercise price	As of December 31,		As of December 31,		As of December 31,
	$2015	2014	2015	2014	2015	2014

0.75	143,000	70,666	9.18	9.84	95,889	26,500
1.005	6,445	6,445	3.50	4.50	6,445	6,445
2.25	143,666	160,333	5.47	5.85	143,666	160,333
2.45	369,619	-	9.75	-	123,206	-
2.70	95,555	130,666	7.55	7.96	80,889	94,222
3.17	82,500	-	9.58	-	-	-
3.90	15,000	19,000	6.59	7.59	15,000	19,000
4.50	126,666	380,000	0.75	9.44	126,666	-
4.80	2,000	2,000	4.12	5.12	2,000	2,000
5.85	6,000	6,000	1.5	2.50	6,000	6,000
6.00	6,000	6,000	0.47	1.47	6,000	6,000
7.05	6,000	6,000	1.22	2.22	6,000	6,000
11.25	-	5,000	-	0.16	-	5,000
	1,002,451	792,110	7.44	8.18	611,761	331,500

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the year ended December 31, 2015 and 2014 amounted to $835 and $1,024, respectively.

The fair value of the options is estimated at the date of grant using Black-Scholes options pricing model with the following assumptions used in the calculation:

	Year ended December 31,
	2015	2014

Expected volatility	78%-115%	122%-123%
Risk-free interest	1.42%-2.02%	1.49%-1.96%
Dividend yield	0%	0%
Expected life of up to (years)	5.26-6.09	5.76-6.05

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

The fair value for the warrants to service providers was estimated on the measurement date determined using a Black-Scholes option pricing model, with the following weighted-average assumptions for the year ended December 31, 2010; weighted average volatility of 140%, risk free interest rates of 2.39%-3.14%, dividend yields of 0% and a weighted average life of the options of 5-5.5 and 1-9 years. There were no grants to service providers since 2010.

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through
Nov-Dec 2004	973,390	959,734	13,656	-	0.00075 - 0.15	-	-
Feb-Dec 2005	203,898	32,011	171,887	-	2.25 - 37.5	-	-
Feb-Dec 2006	112,424	48,513	31,911	32,000	0.075 – 22.5	32,000	Feb - May 2016
Mar-Nov 2007	180,220	-	66,887	113,333	2.25 - 7.05	113,333	Mar 2017 – Oct 2017
Nov 2008	6,667	-	-	6,667	2.25	6,667	Sep-18
Apr-Oct 2009	26,667	6,667	-	20,000	1.005 – 1.5	20,000	Apr 2019 – Oct 2019
Aug 2007- Jan 2011	2,016,667	-	-	2,016,667	3 - 4.35	2,016,667	Nov-17
Jan 2010	83,333	-	83,333	-	7.5	-	-
Feb 2010	8,333	8,333	-	-	0.15	-	-
Feb 2010	200,000	-	200,000	-	7.5	-	-
Feb 2010	100,000	-	100,000	-	0.015	-	-
Feb 2011	42,735	-	42,735	-	5.85	-	-
Feb 2011	427,167	63,122	364,044	-	4.2	-	-
Feb 2011	854,333	-	854,333	-	7.5	-	-
Jul 2012	32,931	-	32,931	-	5.22	-	-
Jul 2012	990,949	687,037	303,911	-	4.35	-	-
Feb 2013	55,556	-	55,556	-	7.5	-	-
April 2010-2014	12,889	8,889	4,000	-	0.00075	-	-
Aug 2013	1,147,471	-	1,110,706	36,764	3.75	36,764	Aug-16
Aug 2013	29,000	29,000	-	-	0.525	-	-
Jun 2014	2,800,000	2,546,667	-	253,333	5.22	253,333	Jun-17
Jun 2014	84,000	-	-	84,000	4.5	84,000	Jun-17
Jan 2015	3,858,201	-	-	3,858,201	6.5	3,858,201	Jun-18
	14,246,831	4,389,973	3,435,890	6,420,965		6,420,965

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

On December 30, 2009, the Company issued to Ramot 74,667 shares of Common Stock (See Note 3).

On December 31, 2011, the Company issued to Hadasit warrants to purchase up to 100,000 restricted shares of Common Stock at an exercise price of $0.015 per share, exercisable for a period of 5 years.  The warrants vested over the course of the trials and were exercised in 2015.

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

On April 29, 2015, the Company approved grants of an aggregate of 27,411 shares of Common Stock to the Consultants for services rendered in 2014. The related compensation expense was recorded as research and development expense.

After the balance sheet day, on January 2, 2016, the Company granted to its legal advisor 10,752 shares of Common Stock for 2015 legal services. The related compensation expense will be recorded as general and administrative expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 7 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

3.	Shares and warrants to service providers: (Cont.):

(b)	Shares: (Cont.):

A summary of the Company's stock awards activity related to shares issued to service providers is as follows:

	Year ended December 31,		Year ended December 31,
	2 0 1 5		2 0 14
	Amount of shares	Weighted average issue price	Amount of shares	Weighted average issue price
		$		$
Outstanding at beginning of period	863,786	4.07	840,367	4.02
Issued	27,411	3.94	23,419	4.91
Outstanding at end of period	891,197	4.07	863,786	4.07

Stock-based compensation and issuance of shares recorded by the Company in respect of shares and warrants granted to service providers amounted to $108 and $198 for the years ended December 31, 2015 and 2014, respectively.

4.	Stock Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees and service providers was comprised, at each period, as follows:

	Year ended December 31,
	2015	2014

Research and development	$130	$176
General and administrative	813	1,046
Total stock-based compensation expense	$943	$1,222

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 8 -	RESEARCH AND DEVELOPMENT, NET

	Year ended December 31,
	2015	2014
	U.S. $ in thousands

Research and development	$6,335	$6,116
Less : Participation by the Israeli Office of the Chief Scientist	(1,386)	(1,344)
	$4,949	$4,772

NOTE 9 -	TAXES ON INCOME

A.	Tax rates applicable to the income of the Israeli subsidiary:

BCT is subject to a tax rate of 25.5% in 2014 and 2015. In 2016 the tax rate is expected to decrease to 25%.

Such tax rate changes have no significant impact on the Company's financial statements.

The Company is subject to a blended US tax rate (Federal as well as State Corporate Tax) of 35% in 2014, 2015 and thereafter.

B.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2015	2014
	U.S. $ in thousands

Operating loss carryforward	$34,672	$29,222

Net deferred tax asset before valuation allowance	11,778	10,994
Valuation allowance	(11,778)	(10,994)
Net deferred tax asset	$-	$-

As of December 31, 2015, the Company has provided valuation allowances of $11,778 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 9 -	TAXES ON INCOME (Cont.):

C.	Available carryforward tax losses:

As of December 31, 2015, the Company has an accumulated tax loss carryforward of approximately $34,672. Carryforward tax losses in Israel are of unlimited duration and carryforward tax losses in the U.S. can be carried forward and offset against taxable income in the future for a period of 20 years. Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

D.	Loss from continuing operations, before taxes on income, consists of the following:

	Year ended December 31,
	2015	2014
	U.S. $ in thousands

United States	$(2,842)	$(3,789)
Israel	(5,646)	(5,457)
	$(8,488)	$(9,246)

E.	Due to the Company’s cumulative losses, the effect of ASC 740 as codified from ASC 740-10 (formerly FIN 48) is not material.

NOTE 10 -	TRANSACTIONS WITH RELATED PARTIES

	Year ended December 31,
	2015	2014
	U.S. $ in thousands

Fees and related benefits and compensation expenses in respect of options granted to a member of the Board	$161	$164

NOTE 11 -	SUBSEQUENT EVENTS

A.	On January 2, 2016, the Company granted to its legal advisor 10,752 shares of Common Stock for 2015 legal services. The related compensation expense will be recorded as general and administrative expense.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2015 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated 1992 Framework.

Based on our assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

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

Name	Age	Position
Chaim Lebovits	45	President and Chief Executive Officer
Yoram Bibring	58	Chief Financial Officer
Uri Yablonka	39	Chief Operating Officer and Director
Dr. Irit Arbel	56	Chairperson and Director
Mordechai Friedman	63	Director
Alon Pinkas	54	Director
Chen Schor	43	Director
Dr. Robert Shorr	62	Director
Malcolm Taub	70	Director

Chaim Lebovits joined the Company in July 2007 as President. On August 1, 2013, the Company appointed Mr. Lebovits as its Principal Executive Officer, and to assume the duties and responsibilities of the Chief Executive Officer on an interim basis until June 2014. On September 22, 2015, the Company appointed Chaim Lebovits as its Chief Executive Officer. Mr. Lebovits controls ACC Holdings International, and its subsidiaries ACC Resources, specializing in the mining, oil and energy industries, and ACC BioTech, which is focused on biotechnology. He has been at the forefront of mining and natural resource management in the African region for over a decade and has spent years leading the exploration and development of resources in West Africa and Israel and served as a member of the board of directors of several companies in the industry. Mr. Lebovits has also held senior positions for the worldwide Chabad Lubavitch organization, the largest Jewish organization in the world today.

Yoram Bibring joined the Company on July 30, 2015 as Chief Financial Officer and Treasurer.   Prior to joining the Company, Mr. Bibring served from March 2015 to July 2015 as Chief Financial Officer of Sapiens North America, a provider of insurance industry software solutions. From May 2014 to February 2015 he served as Chief Financial Officer of Silenseed, a biopharmaceutical start-up company based in Israel. He also served as Chief Financial Officer of Healthcare Corporation of America, a pharmacy benefit manager, from May 2013 to April 2014. From September 2001 to December 2012, he served as Chief Financial Officer of Fundtech, a provider of financial transaction processing software, traded on NASDAQ which was sold in December 2011 for approximately $400 million to GTCR, an $8 Billion private equity firm.

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

Dr. Irit Arbel, one of Brainstorm's co-founders, joined the Company in May 2004 as a director and served as President of the Company for six months. Currently, Dr. Arbel is the Chairperson of the Board and the Chair of the Governance, Nominating and Compensation Committee. Dr. Arbel serves as Executive Vice President, Research and Development at Savicell Diagnostic Ltd. since July 2012. Savicell Diagnostic Ltd. is a biotechnology company and is a wholly-owned subsidiary of Online Disruptive Technologies, Inc. From 2009 through 2011, Dr. Arbel served as Chairperson of Real Aesthetics Ltd., a company specializing in cellulite ultrasound treatment, and BRH Medical, developer of medical devices for wound healing. She was also Director of M&A at RFB Investment House, a private investment firm focusing on early stage technology related companies. Previously, Dr. Arbel was President and Chief Executive Officer of Pluristem Life Systems, a biotechnology company, and prior to that, Israeli Sales Manager of Merck, Sharp & Dohme, a pharmaceutical company. Dr. Arbel earned her Post Doctorate degree in 1997 in Neurobiology, after performing research in the area of Multiple Sclerosis. Dr. Arbel also holds a Chemical Engineering degree from the Technion, Israel's Institute of Technology. We believe that Dr. Arbel possesses specific attributes that qualify her to serve on our Board of Directors including Dr. Arbel’s extensive experience in the biotechnology field and significant leadership skills as a chief executive officer. Dr. Arbel previously served as our President, which service has given her a deep knowledge of the Company and its business and directly relevant management experience.

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

Chen Schor joined the Company as a director on August 22, 2011. Mr. Schor is a global industry leader with vast experience in biotechnology, medical devices, business development and private equity. Mr. Schor led multiple licensing and M&A transactions valued at over $8 billion with companies such as GlaxoSmithKline, Amgen, Pfizer, Bayer, Merck-Serono and OncoGeneX Pharmaceuticals, and raised significant funds from reputable investors. Mr. Schor has a broad range of experience in multiple therapeutic areas including Neurology, Respiratory, Oncology, Auto-Immune, Genetic Diseases, and Women’s Health. In addition to leading the global business development at Teva Pharmaceuticals, Mr. Schor played a key role in building early stage companies to regulatory approvals, IPOs and M&As. In December 2014, Mr. Schor joined Synta Pharmaceuticals Corp., a NASDAQ listed biopharmaceutical company and is currently serving as its President and CEO. From October 2012 to December 2014, Mr. Schor served as President and CEO of Novalere, Inc. From March 2009 until September 2011, Mr. Schor served as Vice President of Business Development, global branded products at Teva Pharmaceuticals. Prior to joining Teva, Mr. Schor was Chief Business Officer at Epix Pharmaceuticals, Inc. (formerly known as Predix Pharmaceuticals, Inc.) from December 2003 until March 2009, leading the formation of more than $1.5 billion in collaborations with GlaxoSmithKline, Amgen and additional pharmaceutical companies. Prior to joining Epix, Mr. Schor was a Partner at Yozma Venture Capital from September 1998 until December 2003, managing the fund’s investments in biotechnology and medical device companies. Mr. Schor previously held positions at Arthur Anderson and BDO Consulting, an advisory firm. Mr. Schor holds an M.B.A., a B.A. in Biology, a B.A. in Economics and is a Certified Public Accountant. We believe that Mr. Schor possesses specific attributes that qualify him to serve on our Board of Directors including Mr. Schor’s extensive experience in biotechnology and significant leadership skills from his service as a partner of a venture capital firm.

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

Certain Arrangements

On August 22, 2011, we entered into an agreement with Chen Schor, which was amended and restated on November 11, 2011 to clarify vesting terms (as amended and restated, the “Executive Director Agreement”) pursuant to which we pay $15,000 per quarter to Mr. Schor for his services as an Executive Board Member. In accordance with the terms of the Executive Director Agreement, the Company and Mr. Schor have also entered into an amended and restated Restricted Stock Agreement on November 11, 2011, pursuant to which Mr. Schor received 61,558 shares of our restricted Common Stock under our 2005 U.S. Stock Option and Incentive Plan. The shares vested over 3 years – 20,519 shares on August 22, 2012, 20,519 shares on August 22, 2013 and 20,519 shares on August 22, 2014. On May 3, 2015, we entered into a Restricted Stock Agreement with Mr. Schor, pursuant to which Mr. Schor received a grant of 60,000 shares of our restricted Common Stock under our 2014 Stock Incentive Plan in consideration for Mr. Schor’s ongoing services as an Executive Director of the Company. The shares of restricted stock vest as follows: 20,000 on August 22, 2015, 20,000 on August 22, 2016 and 20,000 on August 22, 2017, provided that Mr. Schor is a director on each such vesting date. Mr. Schor is not entitled to any other compensation for his services as a director.

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

Committees of the Board of Directors

Audit Committee

On February 7, 2008, the Board of Directors established a standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, which assists the Board of Directors in fulfilling its responsibilities to stockholders concerning our financial reporting and internal controls, and facilitates open communication among the Audit Committee, Board of Directors, outside auditors and management. The Audit Committee discusses with management and our outside auditors the financial information developed by us, our systems of internal controls and our audit process. The Audit Committee is solely and directly responsible for appointing, evaluating, retaining and, when necessary, terminating the engagement of the independent auditor. The independent auditors meet with the Audit Committee (both with and without the presence of management) to review and discuss various matters pertaining to the audit, including our financial statements, the report of the independent auditors on the results, scope and terms of their work, and their recommendations concerning the financial practices, controls, procedures and policies employed by us. The Audit Committee preapproves all audit services to be provided to us, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by the independent auditor. The Audit Committee coordinates the Board of Directors’ oversight of our internal control over financial reporting, disclosure controls and procedures and code of conduct. The Audit Committee is charged with establishing procedures for (i) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters; and (ii) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters. The Audit Committee reviews all related party transactions on an ongoing basis, and all such transactions must be approved by the Audit Committee. The Audit Committee is authorized, without further action by the Board of Directors, to engage such independent legal, accounting and other advisors as it deems necessary or appropriate to carry out its responsibilities. The Board of Directors has adopted a written charter for the Audit Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The Audit Committee currently consists of Mr. Friedman (Chair), Dr. Arbel and Mr. Pinkas each of whom is independent within the meaning of The NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act. The Board of Directors has determined that Mr. Friedman is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The Audit Committee held four meetings during the fiscal year ended December 31, 2015.

GNC Committee

On June 27, 2011, the Board of Directors established a standing Governance, Nominating and Compensation Committee (the “GNC Committee”), which assists the Board in fulfilling its responsibilities relating to (i) compensation of the Company’s executive officers, (ii) the director nomination process and (iii) reviewing the Company’s compliance with SEC corporate governance requirements. The Board has adopted a written charter for the GNC Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The GNC Committee currently consists of Dr. Arbel (Chair), Dr. Shorr and Mr. Taub, each of whom is independent as defined under applicable Nasdaq listing standards. The GNC Committee held three meetings during the fiscal year ended December 31, 2015.

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

Stockholder Nominations

During the fourth quarter of fiscal year 2015, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our Common Stock (collectively, the “Reporting Persons”), to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2015; all Reporting Persons complied with the applicable requirements of Section 16(a) of the Exchange Act, except for the following:

•	Chaim Lebovits filed one late Form 4, reporting one transaction late.

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

Summary Compensation

The following table sets forth certain summary information with respect to the compensation paid during the fiscal years ended December 31, 2015 and 2014 earned by our President and Chief Executive Officer, our former Chief Executive Officer, our Chief Financial Officer, our Chief Operating Officer and our Former Chief Financial Officer (the “Named Executive Officers”). In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Summary Compensation Table

				Option		All Other
		Salary	Bonus	Awards		Compensation
Name and Principal Position	Year	($)	($)	($) (1) (2)		($)(3)	Total ($)
Chaim Lebovits (*)	2015	75,000	-	472,000	(9)	29,000	576,000
President and CEO (4)	2014	-	-	-		-	-
Tony Fiorino	2015	279,000	-	(10)		54,000	333,000
Former CEO (5)	2014	154,000	-	1,494,000	(10)	35,000	1,683,000

Yoram Bibring, Chief Financial Officer (6)	2015	94,000	-	194,000	(11)	16,000	304,000

Uri Yablonka (*) Chief Operating Officer (7)	2015	99,000	-	33,000	(12)	51,000	183,000
	2014	60,000	-	97,411	(13)	27,000	184,411
Liat Sossover (*) (8)	2015	49,000	-	-		46,000	95,000
Former Chief Financial Officer	2014	107,000	-	-		67,000	174,000

 (*) These Named Executive Officers were paid in NIS; the amounts above are the U.S. dollar equivalent. The conversion rate used was the average of the end of month’s rate between the U.S. dollar and the NIS as published by the Bank of Israel, the central bank of Israel.

(1) The amounts shown in the “Option Awards” column represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the Named Executive Officer during fiscal 2015 and fiscal 2014. ASC 718 fair value amount as of the grant date for stock options generally is spread over the number of months of service required for the grant to vest.

(2) The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note(7)(B)(2)(a) to Consolidated Financial Statements.

(3) Includes management insurance (which includes pension, disability insurance and severance pay), payments towards such employee’s education fund, Israeli social security and amounts paid for use of a Company car and cellular phone. Each Named Executive Officer also receives gross-up payments for the taxes on these benefits.

(4) On August 1, 2013, the Company appointed Chaim Lebovits, the President of the Company, as its Principal Executive Officer, and to assume the duties and responsibilities of the Chief Executive Officer on an interim basis while the Company searched for a new Chief Executive Officer. Mr. Lebovits was not compensated for these services. Mr. Lebovits ceased serving as interim CEO upon the appointment of Dr. Fiorino on June 9, 2014. On September 22, 2015, the Company appointed Chaim Lebovits as its Chief Executive Officer.

(5) Dr. Fiorino served as the Company’s Chief Executive Officer from June 9, 2014 until September 22, 2015. Dr. Fiorino currently serves as the Company’s Chief Medical Advisor.

(6) Mr. Bibring joined the Company as its Chief Financial Officer on July 30, 2015.

(7) Mr. Yablonka joined the Company as its Chief Operating Officer and director on June 6, 2014.

(8) Ms. Sossover served as the Company’s Chief Financial Officer from June 2010 until May 13, 2015.

(9) On September 28, 2015, the Company granted to its newly appointed Chief Executive Officer an option to purchase 369,619 shares of Common Stock at an exercise price of $2.45 per share. The option will vest through August 28, 2016. A portion of this option representing 83,781 shares of Common Stock may not be exercised until the stockholders of the Company approve a further increase in the number of Common Stock that are reserved for issuance under the Company’s 2014 Global Share Option Plan. This portion of the option will be accounted for as granted if and when the approval is obtained.

(10) On November 10, 2015, the Company and Dr. Fiorino agreed that the unvested portion of his stock options as of October 30, 2015 (to purchase 253,333 shares) would be forfeited and that the vested portion of his stock options (to purchase 126,667 shares) will terminate on September 30, 2016.

(11) On July 30, 2015, the Company’s newly appointed Chief Financial Officer was granted an option to purchase 165,000 shares of Common Stock at an exercise price of $3.17 per share. The option will vest over 3 years. On December 15, 2015, the Company and Mr. Bibring agreed to amend the option to cancel half of the grant. The 82,500 remaining options continue to vest and become exercisable in accordance with the terms of the original grant. All other terms of the option agreement remain unchanged.

(12) On August 27, 2015, Mr. Yablonka received a grant of 13,333 stock options at an exercise price of $0.75 per share for his service as a director of the Company.

(13) On June 6, 2014, the GNC Committee approved a grant of 33,333 stock options to Mr. Yablonka at an exercise price of $2.70 per share. Mr. Yablonka also received a grant of 13,333 stock options at an exercise price of $0.75 per share on August 15, 2014 for his service as a director of the Company.

Executive Employment Agreements

Chaim Lebovits

On September 22, 2015, the Company appointed Chaim Lebovits as its Chief Executive Officer. On September 28, 2015, the Company’s wholly owned subsidiary Brainstorm Cell Therapeutics Ltd. (the “Subsidiary”) and Chaim Lebovits entered into an employment agreement which sets forth the terms of Mr. Lebovits’s employment (the “Lebovits Employment Agreement”). Pursuant to the Lebovits Employment Agreement, Chaim Lebovits will be paid a salary at the annual rate of $282,500.  Mr. Lebovits will also receive other benefits that are generally made available to the Subsidiary’s employees.  In addition, he will be provided with a cellular phone and a company car, with all costs including taxes borne by the Subsidiary.

Mr. Lebovits also was granted a stock option (the “Grant”) on September 28, 2015 (the “Grant Date”) for the purchase of up to 369,619 shares of the Company’s Common Stock at a per share exercise price equal to the closing price of the Company’s Common Stock (during normal trading hours) on the date of grant. Subject to Mr. Lebovits’ continued service with the Company through the applicable vesting dates, the Grant will vest and become exercisable in 12 consecutive equal monthly installments starting with the Grant Date, shall be exercisable for a period of two years after termination of employment, and shall vest and become exercisable in full 10 days prior to a change of control of the Company if the Grant is not assumed by the acquirer.  The Grant was issued under the Company’s 2014 Global Share Option Plan. Notwithstanding the foregoing, a portion of this option representing 83,781 shares of Common Stock may not be exercised until the stockholders of the Company approve a further increase in the number of shares of Common Stock that are reserved for issuance under the Company’s 2014 Global Share Option Plan. This portion of the option will be accounted for as granted if and when the approval is obtained.

Yoram Bibring

The Company appointed Yoram Bibring as its Chief Financial Officer and Treasurer, effective July 30, 2015.   On July 30, 2015, the Company and Yoram Bibring entered into an employment agreement which sets forth the terms of Mr. Bibring’s employment (the “Bibring Employment Agreement”). Pursuant to the Bibring Employment Agreement, Yoram Bibring was paid a salary at the annual rate of $225,000.  Mr. Bibring also receives other benefits that are generally made available to the Company’s employees.  The Employment Agreement provides that if within twelve months after a Change of Control (as defined in the Bibring Employment Agreement), Mr. Bibring’s employment is terminated for any reason other than for cause, disability or death, or by Mr. Bibring due to a Change of Control Termination (as defined in the Bibring Employment Agreement), the Company shall pay Mr. Bibring a payment equal to his target bonus compensation for the year in which the Change of Control occurs, and his base salary for twelve months following the date of such termination.

Mr. Bibring also was granted a stock option (the “Bibring Grant”) on July 30, 2015 for the purchase of 165,000 shares of the Company’s Common Stock at an exercise price equal to $3.17 per share. Subject to Mr. Bibring’s continued service with the Company through the applicable vesting dates, the Initial Grant will vest and become exercisable as to 25% of the Shares on the first anniversary of the Grant Date (the “Initial Vesting Date”) and the remainder of the Shares will vest and become exercisable in equal monthly installments on each of the 36 monthly anniversaries following the Initial Vesting Date, and shall vest and become exercisable in full immediately prior to a Change of Control (as defined in the Bibring Employment Agreement).  The Bibring Grant was issued outside of the Company’s 2014 Stock Incentive Plan as an employment inducement grant.

On November 16, 2015, the Company and Yoram Bibring entered into a First Amendment to Employment Agreement with effect from December 1, 2015 (the "Bibring Amendment"), amending the Bibring Employment Agreement.

Pursuant to the Bibring Amendment, Mr. Bibring serves as the Company’s Chief Financial Officer on a half-time basis beginning on December 1, 2015. Starting December 1, 2015, the Company pays Mr. Bibring an amount equal to 50% of his previous base salary. As of December 1, 2015, the Bibring Grant was amended such that 82,500 shares were cancelled. The 82,500 remaining options continue to vest and become exercisable in accordance with the terms of the Bibring Grant: 20,625 shares vest and become exercisable on July 30, 2016 and 2.08333% of the 82,500 shares vest and become exercisable on each monthly anniversary date starting on August 30, 2016 through the fourth anniversary of the grant, so that the 82,500 shares will become fully vested and exercisable on July 30, 2019. Mr. Bibring’s vacation was amended to 80 hours per year.

Uri Yablonka

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

Tony Fiorino

On June 9, 2014, the Company appointed Tony Fiorino, M.D., Ph.D. as its Chief Executive Officer, effective June 9, 2014. On June 9, 2014, the Company and Dr. Fiorino entered into an employment agreement which set forth the terms of Dr. Fiorino’s employment. Pursuant to the agreement, Dr. Fiorino was paid an initial annual salary of $275,000, to be increased annually by no less than $7,500 per year. Dr. Fiorino also was granted a stock option on June 9, 2014 for the purchase of 380,000 shares of the Company’s Common Stock, to vest and become exercisable as to 25% of the shares on the first anniversary of the grant date and the remainder of the shares to vest and become exercisable in equal monthly installments on each of the 36 monthly anniversaries following the initial vesting date. The exercise price for the grant is $4.50 per share.

On September 22, 2015 Dr. Fiorino ceased to serve as Chief Executive Officer of the Company. Dr. Fiorino had served as the Company Chief Executive Officer since June 9, 2014.

Effective November 1, 2015, the Company appointed Anthony Fiorino, M.D., Ph.D. as its Chief Medical Advisor. In connection with the appointment, on November 10, 2015 the Company and Dr. Fiorino entered into a First Amendment to Employment Agreement with effect from October 30, 2015 (the "Fiorino Amendment"), amending the Employment Agreement dated as of June 9, 2014 between the Company and Dr. Fiorino (the “Fiorino Employment Agreement”).

Pursuant to the Fiorino Amendment, Dr. Fiorino commenced serving as the Company’s Chief Medical Advisor beginning on November 1, 2015. From November 1, 2015 through April 30, 2016, the Company shall continue to pay Dr. Fiorino an amount equal to his current base salary. Any Company stock options issued to Dr. Fiorino that were unvested as of October 30, 2015 were terminated. All stock options that were unvested as of October 30, 2015 shall remain exercisable through and including September 30, 2016. For Chief Medical Advisor services in excess of twenty (20) hours per week during the period from October 31, 2015 to April 30, 2016, the Company shall additionally compensate Dr. Fiorino at the rate of $150.00 per hour. For Chief Medical Advisor services after April 30, 2016, the Company shall compensate Dr. Fiorino at the rate of $250.00 per hour. In addition the Company agreed to reimburse Dr. Fiorino’s reasonable expenses relating to Company services. Payments and continued exercisability of options are subject to the execution and delivery to the Company of a release of claims by Dr. Fiorino. No additional severance or termination payment will be owed by the Company upon termination of the Fiorino Employment Agreement as modified by the Fiorino Amendment.

Liat Sossover

Pursuant to her employment agreement dated June 23, 2010, Ms. Sossover, the Company’s former Chief Financial Officer was entitled to a monthly salary of 31,900 NIS (approximately $8,200) per month. On May 13, 2015, the Company entered into a Separation Agreement with Ms. Sossover, pursuant to which her employment with the Company ended June 30, 2015, and all Company stock options previously issued to Ms. Sossover and outstanding ceased to further vest after June 30, 2015 but such options, to the extent already vested on June 30, 2015, continued to be outstanding and exercisable until December 31, 2015. Ms. Sossover previously had received the following grants: (1) on August 1, 2012, Ms. Sossover was granted an option to purchase 4,000 shares of our Common Stock at a price per share of $3.90. Such option became fully vested and exercisable in 12 equal monthly installments; and (2) on December 31, 2013, Ms. Sossover was granted an option to purchase 6,666 shares of our Common Stock at a price per share of $2.70. Such option vested and became exercisable as to 1/3 of the shares subject to the option on December 31, 2014 and the remainder of the shares subject to the option vest and become exercisable over the following 24 months in equal installments.

Ms. Sossover’s role as Chief Financial Officer and Treasurer and all other officer positions with the Company and its affiliates was terminated effective upon execution of the Separation Agreement. Ms. Sossover’s departure was not the result of any disagreement with the Company regarding its operations, policies, practices or related matters.

Alla Patlis

On May 13, 2015, the Company appointed its Controller, Alla Patlis, as its Interim Chief Financial Officer, which she served as until July 30, 2015. In connection with her appointment as Interim Chief Financial Officer of the Company, Ms. Patlis’ employment agreement was amended to increase her salary to NIS 20,000 (approximately U.S. $5,200) per month, effective March 1, 2015.

Terms of Option Awards

Stock option grants to the Named Executive Officers are described in the summaries of their executive employment agreements above and incorporated herein. Unless otherwise stated, option grants issued to Named Executive Officers prior to August 14, 2014 were made pursuant to the Company’s 2004 Global Share Option Plan and grants issued to Named Executive Officers on or after August 14, 2014 were made pursuant to the Company’s 2014 Global Share Option Plan, and expire on the tenth anniversary of the grant date.

Outstanding Equity Awards

The following table sets forth information regarding equity awards granted to the Named Executive Officers that are outstanding as of December 31, 2015. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Outstanding Equity Awards at December 31, 2015

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Chaim Lebovits	123,206		246,413	(1)	2.45	9/28/2025
Tony Fiorono	126,667	(2)	-		4.50	9/30/2016
Yoram Bibring	-		82,500	(3)	3.17	7/29/2025
Uri Yablonka	33,333		-		2.70	6/6/2024
	13,333		-		0.75	8/15/2024
	4,444		8,889	(4)	0.75	8/27/2025
Liat Sossover	-		-		-	-

(1)	Options for the purchase of 123,206 shares were vested and exercisable as of December 31, 2015. Options for the purchase of 30,802 shares will vest monthly until the option is fully vested and exercisable on August 28, 2016. A portion of this option representing 83,781 shares of Common Stock may not be exercised until the stockholders of the Company approve a further increase in the number of Common Stock that are reserved for issuance under the Company’s 2014 Global Share Option Plan.

(2)	On June 9, 2014, Dr. Fiorino was granted a stock option for purchase of 380,000 shares of the Company’s Common Stock at an exercise price of $4.50. On November 10, 2015, the Company and Dr. Fiorino agreed that the unvested portion of the stock option as of October 30, 2015 (to purchase 253,333 shares) would be forfeited and that the vested portion of the stock option (to purchase 126,667 shares) will terminate on September 30, 2016.
(3)	Options for the purchase of 20,625 shares shall vest and become exercisable on July 30, 2016. Options for the purchase of 1,719 shares will vest and become exercisable monthly after the initial vesting date until the option is fully vested.
(4)	Options for the purchase of 4,444 shares were vested and exercisable as of December 31, 2015. Options for the purchase of 1,111 shares will vest monthly until the option is fully vested and exercisable on the first anniversary of the date of grant.

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

Under the 2014 Global Share Option Plan, we granted a total of 148,000 options with $0.75 exercise prices to directors of the Company; 285,838 options with $2.45 exercise price were issued to CEO of the Company in September 2015 and 27,411 shares were issued to consultants. Under the 2014 Stock Incentive Plan (the “U.S. Plan”), we issued an additional 138,751 shares of restricted stock and options to directors, Advisory Board members and legal advisor. As of December 31, 2015, there were 0 shares available for issuance under the Plans.

Compensation of Directors

The following table sets forth certain summary information with respect to the compensation paid during the fiscal year ended December 31, 2015 earned by each of the directors of the Company. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Director Compensation Table for Fiscal 2015

	Fees				Option
	Earned or		Stock		Awards
	Paid in		Awards		($)		Total
Name	Cash ($)		($)(1)		(1)(2)		($)
Dr. Irit Arbel	—		—		81,925	(3)	81,925
Mr. Mordechai Friedman	—		—		40,960	(4)	40,960
Mr. Alon Pinkas	—		—		37,682	(5)	37,682
Mr. Chen Schor	60,000	(6)	220,800	(7)	—		280,800
Dr. Robert Shorr	—		25,131	(8)	—		25,131
Mr. Malcolm Taub	—		25,131	(9)	—		25,131

(1) The amounts shown in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the directors during fiscal 2015.

(2) The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note(7)(B)(2)(a) to Consolidated Financial Statements.

(3) At December 31, 2015, Dr. Arbel had options (vested and unvested) to purchase 140,552 shares of Common Stock.

(4) At December 31, 2015, Mr. Friedman had options (vested and unvested) to purchase 59,443 shares of Common Stock.

(5) At December 31, 2015, Mr. Pinkas had options (vested and unvested) to purchase 59,998 shares of Common Stock.

(6) Represents the amount paid to Mr. Schor pursuant to the Executive Director Agreement for his services as a director and consultant.

(7) At December 31, 2015, Mr. Schor had 40,000 shares of unvested restricted Common Stock.

(8) At December 31, 2015, Mr. Shorr had 5,778 shares of unvested restricted Common Stock.

(9) At December 31, 2015, Mr. Taub had 5,778 shares of unvested restricted Common Stock.

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

On August 27, 2015, the following grants were made under the Amended Director Compensation Plan to the eligible directors: Dr. Arbel received a stock option to purchase 25,333 shares of Common Stock for her service as a director, chairperson of the Board, chair of the GNC Committee and a member of the Audit Committee; Mr. Friedman received a stock option to purchase 16,666 shares of Common Stock for his service as a director and chair of the Audit Committee; Mr. Pinkas received a stock option to purchase 15,333 shares of Common Stock for his service as a director and a member of the Audit Committee; Mr. Shorr received 8,666 shares of restricted stock for his service as a director and a member of the GNC Committee; and Mr. Taub received 8,666 shares of restricted stock for his service as a director and a member of the GNC Committee. On August 27, 2015, the Company also granted to Mr. Yablonka a stock option to purchase 13,333 shares of Common Stock for his service as a director.

On August 22, 2011, Mr. Schor received a grant of 61,558 shares of restricted stock and receives $15,000 per quarter for his services as a director and advisor of the Company pursuant to the terms of the Executive Director Agreement, as described in detail in “Certain Arrangements” under Item 10. On May 3, 2015, Mr. Schor received a grant of 60,000 shares of restricted stock, also described in detail in “Certain Arrangements” under Item 10.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of January 29, 2016 with respect to the beneficial ownership of our Common Stock by the following: (i) each of our current directors; (ii) the Named Executive Officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of our Common Stock.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of our Common Stock issuable under options that are exercisable on or within 60 days after January 29, 2016 (“Presently Exercisable Options”) or under warrants that are exercisable on or within 60 days after January 29, 2016 (“Presently Exercisable Warrants”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the Common Stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the Common Stock beneficially owned by any other person or entity. Unless otherwise indicated, the address of each person listed in the table is c/o Brainstorm Cell Therapeutics Inc., 3 University Plaza Drive, Suite 320, Hackensack, NJ 07601.

The percentage of the Common Stock beneficially owned by each person or entity named in the following table is based on 18,654,040 shares of Common Stock outstanding as of January 29, 2016 plus any shares issuable upon exercise of Presently Exercisable Options and Presently Exercisable Warrants held by such person or entity.

	Shares Beneficially Owned
	Number of		Percentage of
Name of Beneficial Owner	Shares		Class
Directors and Named Executive Officers
Chaim Lebovits	4,304,873	(1)	20.6%
Tony Fiorino	129,167	(2)	*
Yoram Bibring	50,000		*
Liat Sossover	—		—
Uri Yablonka	54,443	(3)	*
Irit Arbel	283,329	(4)	1.5%
Mordechai Friedman	52,493	(3)	*
Alon Pinkas	53,604	(3)	*
Chen Schor	121,558	(5)	*
Robert Shorr	28,399		*
Malcolm Taub	8,666		*
All current directors and officers as a group (9 persons)	4,957,365	(6)	23.4%
5% Shareholders
ACCBT Corp.	4,089,266	(7)	19.8%
Morgan & Morgan Building
Pasea Estate, Road Town
Tortola
British Virgin Islands

*	Less than 1%.

(1)	Consists of (i) 1,933,794 shares of Common Stock owned by ACCBT Corp., (ii) 2,016,666 shares of Common Stock issuable to ACCBT Corp. upon the exercise of Presently Exercisable Warrants, (iii) 138,806 shares of Common Stock owned by ACC International Holdings Ltd. and (iv) 215,607 shares of Common Stock issuable upon the exercise of Presently Exercisable Options. Chaim Lebovits, our Chief Executive Officer, may be deemed the beneficial owner of these shares.

(2)	Consists of 126,667 shares of Common Stock issuable upon the exercise of Presently Exercisable Options and 2,500 shares held in an IRA for the benefit of Dr. Fiorino.

(3)	Consists of shares of Common Stock issuable upon the exercise of Presently Exercisable Options.

(4)	Includes 129,996 shares of Common Stock issuable upon the exercise of Presently Exercisable Options. Dr. Arbel’s address is 6 Hadishon Street, Jerusalem, Israel.

(5)	Includes 20,000 shares of restricted Common Stock that will vest on August 22, 2016 and 20,000 shares of restricted Common Stock that will vest on August 22, 2017.

(6)	Includes (i) 1,933,794 shares of Common Stock owned by ACCBT Corp. (Chaim Lebovits, our Chief Executive Officer, may be deemed to be the beneficial owner of these shares), (ii) 2,016,666 shares of Common Stock issuable to ACCBT Corp. upon the exercise of Presently Exercisable Warrants (Chaim Lebovits, our Chief Executive Officer, may be deemed to be the beneficial owner of these shares), (iii) 138,806 shares of Common Stock owned by ACC International Holdings Ltd. (Chaim Lebovits, our Chief Executive Officer, may be deemed to be the beneficial owner of these shares) and (iv) 506,143 shares of Common Stock issuable upon the exercise of Presently Exercisable Options.

(7)	Consists of (i) 1,933,794 shares of Common Stock owned by ACCBT Corp., (ii) 2,016,666 shares of Common Stock issuable to ACCBT Corp. upon the exercise of Presently Exercisable Warrants and (iii) 138,806 shares of Common Stock owned by ACC International Holdings Ltd.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2015:

	Number of		Number of
	securities	Weighted-	securities
	to be	average	remaining
	issued upon	exercise	available for
	exercise of	price of	future
	outstanding	outstanding	issuance
	options,	options,	under equity
	warrants	warrants	compensation
Plan Category	and rights	and rights	plans
Equity compensation plans approved by security holders	918,672	$2.62151	-	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	918,672	2.62151	-	(1)

(1)	A total of 918,672 shares of our Common Stock are reserved for issuance in aggregate under the Plans and the Prior Plans. Any awards granted under either the Global Plan or the U.S. Plan will reduce the total number of shares available for future issuance under the other plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On April 30, 2014 our Israeli Subsidiary and Ramot entered into Amendment No. 2 to the Second Ramot Agreement, pursuant to which a new research period from April 30, 2014 to October 30, 2014 was created.

On March 1, 2016, our Israeli Subsidiary and Ramot entered into Amendment No. 3 to the Second Ramot Agreement, pursuant to which Ramot agreed to assign to the Israeli Subsidiary, effective February 18, 2016, all of its worldwide right, title and interest in and to the results of the research conducted under the Agreement and performed during the research period from April 30, 2014 to October 30, 2014. This change of status from exclusive licensee of these patents, to owner these patents, did not materially change the ability of the Company to exclude others from practicing the invention claimed therein.

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

Independent Registered Public Accounting Firm

Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., a member of Deloitte Touche Tohmatsu (“Deloitte”) for the audit of our financial statements for the fiscal years ended December 31, 2015 and 2014 and fees billed for other services rendered by Deloitte during those periods.

	December 31,	December 31,
	2015	2014
Audit Fees (1)	$51,000	$51,000
Audit-Related Fees (XBRL)	$6,000	$6,000
Tax Fees	$4,000	$4,000
Public Offering Fees	$-	$7,000
All Other Fees (2)	$29,000	$34,000
Total Fees	$90,000	$102,000

(1)	Audit fees are comprised of fees for professional services performed by Deloitte for the audit of our annual financial statements and the review of our quarterly financial statements, as well as other services provided by Deloitte in connection with statutory and regulatory filings or engagements.
(2)	In the year ended December 31, 2015, the services performed were for Sarbanes-Oxley Act and Risk Assessment Survey. The services performed in the year ended December 31, 2014 were with respect to the Inter-Company agreement and Sarbanes-Oxley Act.

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

BRAINSTORM CELL THERAPEUTICS INC.

Date: March 9, 2016	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chaim Lebovits	President and Chief Executive Officer	March 9, 2016
Chaim Lebovits	(Principal Executive Officer)

/s/ Yoram Bibring	Chief Financial Officer	March 9, 2016
Yoram Bibring	(Principal Financial and Accounting Officer)

/s/ Irit Arbel		March 9, 2016
Irit Arbel	Director

/s/ Mordechai Friedman		March 8, 2016
Mordechai Friedman	Director

March [__], 2016
Alon Pinkas	Director

/s/ Chen Schor		March 7, 2016
Chen Schor	Director

/s/ Robert Shorr		March 7, 2016
Robert Shorr	Director

/s/ Malcolm Taub		March 8, 2016
Malcolm Taub	Director

/s/ Uri Yablonka		March 8, 2016
Uri Yablonka	Director

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, dated as of November 28, 2006, by and between Brainstorm Cell Therapeutics Inc., a Washington corporation, and Brainstorm Cell Therapeutics Inc., a Delaware corporation, is incorporated herein by reference to Appendix A of the Company’s Definitive Schedule 14A dated November 20, 2006 (File No. 333-61610).

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. is incorporated herein by reference to Appendix B of the Company’s Definitive Schedule 14A dated November 20, 2006 (File No. 333-61610).

3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated September 15, 2014, incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 15, 2014 (File No. 000-54365).

3.3	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated August 31, 2015, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 4, 2015 (File No. 001-366641).

3.4	ByLaws of Brainstorm Cell Therapeutics Inc. is incorporated herein by reference to Appendix C of the Company’s Definitive Schedule 14A dated November 20, 2006 (File No. 333-61610).

3.5	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007, is incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 27, 2007 (File No. 333-61610).

4.1	Specimen Certificate of Common Stock of Brainstorm Cell Therapeutics Inc., incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 15, 2014 (File No. 000-54365).

10.1	Research and License Agreement, dated as of July 8, 2004, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 8, 2004 (File No. 333-61610).

10.2	Research and License Agreement, dated as of March 30, 2006, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 30, 2006 (File No. 333-61610).

10.3	Amendment Agreement, dated as of May 23, 2006, to Research and License Agreement, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated March 30, 2006 (File No. 333-61610).

10.4	Amendment Agreement, dated as of March 31, 2006, among the Company, Ramot at Tel Aviv University Ltd. and certain warrantholders is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 30, 2006 (File No. 333-61610).

10.5	Second Amended and Restated Research and License Agreement, dated July 26, 2007, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2007 (File No. 333-61610).

10.6	Second Amended and Restated Registration Rights Agreement, dated August 1, 2007, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2007 (File No. 333-61610).

10.7	Waiver and Release, dated August 1, 2007, executed by Ramot at Tel Aviv University Ltd. in favor of the Company is incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2007 (File No. 333-61610).

10.8	Letter Agreement, dated December 24, 2009, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 31, 2009 (File No. 333-61610).

10.9	Amendment No. 1, dated December 24, 2009, to the Second Amended and Restated Research and License Agreement dated July 26, 2007 by and between Brainstorm Cell Therapeutics Ltd. and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 31, 2009 (File No. 333-61610).

10.10	Assignment Agreement, dated December 20, 2011, by and between the Company and Brainstorm Cell Therapeutics Ltd. is incorporated herein by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1, as filed with the SEC on February 3, 2012 (File No. 333-179331).

10.11	Amendment No. 2, dated April 30, 2014, to the Second Amended and Restated Research and License Agreement dated July 26, 2007 by and between Brainstorm Cell Therapeutics Ltd. and Ramot at Tel Aviv University Ltd., filed herewith.

10.12	Amendment No. 3, effective February 18, 2016, to the Second Amended and Restated Research and License Agreement dated July 26, 2007 by and between Brainstorm Cell Therapeutics Ltd. and Ramot at Tel Aviv University Ltd., filed herewith.

10.13	Consulting Agreement, dated as of July 8, 2004, by and between the Company and Prof. Eldad Melamed is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 8, 2004 (File No. 333-61610).

10.14	Consulting Agreement, dated as of May 31, 2012, by and between the Company and Dr. Daniel Offen, incorporated herein by reference to Exhibit 10.15 of the Company’s Registration Statement filed June 29, 2012 (File No. 333-179331).

10.15	Lease Agreement, dated as of December 1, 2004, among the Company, Petah Tikvah Science and Technology District ‘A’ Ltd., Petah Tikvah Science and Technology District ‘B’ Ltd. and Atzma and Partners Maccabim Investments Ltd. is incorporated herein by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-QSB dated December 31, 2004 (File No. 333-61610).

10.16*	Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 14, 2014 (File No. 000-54365).

10.17*	Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 14, 2014 (File No. 000-54365).

10.18*	Form of Incentive Stock Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 30, 2014 (File No. 001-36641).

10.19*	Form of Nonstatutory Stock Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 30, 2014 (File No. 001-36641).

10.20*	Form of Restricted Stock Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated October 30, 2014 (File No. 001-36641).

10.21*	Form of Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan, incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated October 30, 2014 (File No. 001-36641).

10.22	Subscription Agreement, dated July 2, 2007, by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.23	Amendment to Subscription Agreement, dated as of July 31, 2009, by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 24, 2009 (File No. 333-61610).

10.24	Form of Common Stock Purchase Warrant issued by the Company to ACCBT Corp. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.25	Form of Registration Rights Agreement by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.26	Form of Security Holders Agreement, by and between ACCBT Corp. and certain security holders of the Company is incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.27*	Employment Agreement, dated June 23, 2010, by and between the Brainstorm Cell Therapeutics Ltd. and Liat Sossover is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010 (File No. 333-61610).

10.28	Clinical Trial Agreement, entered into as of February 17, 2010, among BrainStorm Cell Therapeutics Ltd., Prof. Dimitrios Karousis and Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 (File No. 000-54365).

10.29	Amendment to the Clinical Trial Agreement, entered into as of June 27, 2011, among BrainStorm Cell Therapeutics Ltd., Prof. Dimitrios Karousis and Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 (File No. 000-54365).

10.30*	BrainStorm Cell Therapeutics Inc. Director Compensation Plan is incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 (File No. 000-54365).

10.31*	Amended and Restated Executive Director Agreement, dated November 11, 2011, by and between the Company and Chen Schor is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed November 16, 2011 (File No. 333-61610).

10.32	Warrant Amendment Agreement, dated as of May 10, 2012, by and between BrainStorm Cell Therapeutics Inc. and ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2012 (File No. 000-54365)

10.33	Form of Common Stock Purchase Warrant issued by Brainstorm Cell Therapeutics Inc. to Placement Agent, incorporated herein by reference to Exhibit A of Exhibit 10.58 of the Company’s Registration Statement filed June 29, 2012 (File No. 333-179331).

10.34	Form of Warrant is incorporated herein by reference to Annex B of the Company’s Rule 424(b)(1) Prospectus filed July 19, 2012 (File No. 333-179331).

10.35	Form of Warrant is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 13, 2013 (File No. 000-54365).

10.36	Form of Securities Exchange Agreement, dated as of April 25, 2014 by and between Brainstorm Cell Therapeutics Inc. and the Holder (defined therein) is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2014 (File No. 000-54365).

10.37	Form of May 27, 2014 Brainstorm Cell Therapeutics Inc. Warrant Redemption Agreement is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2014 (File No. 000-54365).

10.38	Form of May 27, 2014 Brainstorm Cell Therapeutics Inc. Waiver Regarding Anti-Dilution is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2014 (File No. 000-54365).

10.39	Amendment of Warrants dated May 19, 2014 by and among Brainstorm Cell Therapeutics Inc., ACCBT Corp. and ACC International Holdings Ltd. is incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2014 (File No. 000-54365).

10.40*	Employment Agreement dated June 6, 2014 between BrainStorm Cell Therapeutics Ltd. and Uri Yablonka, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2014 (File No. 000-54365).

10.41*	Employment Agreement dated June 9, 2014 between Brainstorm Cell Therapeutics Inc. and Anthony Fiorino, M.D., Ph.D., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 9, 2014 (File No. 000-54365).

10.42	Common Stock Purchase Warrant issued by Brainstorm Cell Therapeutics Inc. to Placement Agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 19, 2014 (File No. 000-54365).

10.43	Form of Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 13, 2014 (File No. 000-54365).

10.44	Form of Warrant is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 13, 2014 (File No. 000-54365).

10.45	Form of Registration Rights Agreement, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 13, 2014 (File No. 000-54365).

10.46*	Brainstorm Cell Therapeutics Inc. Second Amended and Restated Director Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 9, 2014 (File No. 000-54365).

10.47	Form of Warrant is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 8, 2015 (File No. 001-36641).

10.48	Maxim Engagement Letter, dated January 6, 2015, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 8, 2015 (File No. 001-36641).

10.49	Warrant Exercise Agreement, dated as of January 8, 2015, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 8, 2015 (File No. 001-36641).

10.50*	Employment Agreement dated July 30, 2015 between Brainstorm Cell Therapeutics Inc. and Yoram Bibring, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 3, 2015. (File No. 001-366641)

10.51*	Nonstatutory Stock Option Agreement dated July 30, 2015, granted by Brainstorm Cell Therapeutics Inc. to Yoram Bibring, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 3, 2015 (File No. 001-366641).

10.52*	Employment Agreement dated September 28, 2015 between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 28, 2015 (File No. 001-366641).

10.53*	First Amendment to Employment Agreement dated March 7, 2016 between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits, filed herewith.

10.54*	First Amendment to Employment Agreement effective October 30, 2015 by and between Anthony Fiorino, M.D., Ph.D. and Brainstorm Cell Therapeutics Inc., incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2015 (File No. 001-366641)

10.55*	First Amendment to Employment Agreement effective December 1, 2015 by and between Yoram Bibring and Brainstorm Cell Therapeutics Inc., incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2015 (File No. 001-366641).

10.56*	Separation Agreement, dated May 13, 2015, by and between Brainstorm Cell Therapeutics Ltd. and Liat Sossover, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 14, 2015 (File No. 001-366641).

10.57*	Brainstorm Cell Therapeutics Inc. First Amendment to the Second Amended and Restated Director Compensation Plan, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 14, 2015 (File No. 001-366641).

10.58*	Employment Agreement, dated December 23, 2012, by and between Brainstorm Cell Therapeutics Ltd. and Alla Patlis, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed May 14, 2015 (File No. 001-366641).

10.59*	Amendment to Employment Agreement by and between Brainstorm Cell Therapeutics Ltd. and Alla Patlis, dated May 13, 2015, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 14, 2015 (File No. 001-366641).

21	Subsidiaries of the Company.

23.1	Consent of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu.

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Annual Report on Form 10-K of Brainstorm Cell Therapeutics Inc. for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of December 31, 2015, and 2014; (2) Consolidated Statements of Operations for the years ended December 31, 2015 and 2014 and from September 22, 2000 (Inception) to December 31, 2015; (3) Statements of Changes in Stockholders’ Equity (Deficit) from September 22, 2000 (Inception) through December 31, 2015; (4) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014 and from September 22, 2000 (Inception) to December 31, 2015; and (5) Notes to Financial Statements.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.