Form 10-Q
period 2016-03-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2016-05-10
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 18,654,040

2

Item 1. Financial Statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	5

Interim Condensed Consolidated Statements of Operations	6

Interim Condensed Statements of Changes in Stockholders' Equity	7-8

Interim Condensed Consolidated Statements of Cash Flows	9-10

Notes to Interim Condensed Consolidated Financial Statements	11-23

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	March 31,	December 31,
	2016	2015
	U.S. $ in thousands
ASSETS	Unaudited	Audited

Current Assets:
Cash and cash equivalents	$2,213	$428
Short-term deposit (Note 4)	10,733	15,527
Account receivable	484	759
Prepaid expenses and other current assets	80	74
Total current assets	13,510	16,788

Long-Term Assets:
Prepaid expenses and other long-term assets	23	21
Property and Equipment, Net	281	271
Total Long-Term Assets	304	292

Total assets	$13,814	$17,080

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payables	$281	$1,169
Accrued expenses	675	1,500
Other accounts payable	286	283
Total current liabilities	1,242	2,952

Stockholders' Equity:
Stock capital: (Note 5)	11	11
Common stock of $0.00005 par value - Authorized: 100,000,000 shares at March 31, 2016 and December 31, 2015 respectively; Issued and outstanding: 18,654,040 and 18,643,288 shares at March 31, 2016 and December 31, 2015 respectively.
Additional paid-in-capital	84,492	84,258
Accumulated deficit	(71,931)	(70,141)
Total stockholders' equity	12,572	14,128

Total liabilities and stockholders' equity	$13,814	$17,080

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Three months ended
	March 31,
	2016	2015
	U.S. $ in thousands

Operating expenses:

Research and development, net	$986	$1,245
General and administrative	826	960

Operating loss	(1,812)	(2,205)

Financial expenses (income), net	(22)	31

Net loss	$(1,790)	$(2,236)
Basic and diluted net loss per share from continuing operations	$(0.10)	$(0.12)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	18,653,804	18,128,440

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (AUDITED)

U.S. dollars in thousands

(Except share data)

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Common stock			Additional paid-in	Accumulated	Total stockholders'
	Number	Amount		capital	deficit	equity

Balance as of January 1, 2016	18,643,288	$11		$84,258	$(70,141)	$14,128

Stock-based compensation related to warrants and stock granted to service providers	10,752	(*	)	31	-	31
Stock-based compensation related to stock and options granted to directors and employees	-	-		203	-	203
Net loss	-	-		-	(1,790)	(1,790)

Balance as of March 31, 2016	18,654,040	$11		$84,492	$(71,931)	$12,572

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2 0 1 6	2 0 1 5
	U.S. $ in thousands

Cash flows from operating activities:

Net loss	$(1,790)	$(2,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of deferred charges	16	23
Expenses related to shares and options granted to service providers	31	-
Amortization of deferred Stock-based compensation related to options granted to employees and directors	203	347
Decrease in accounts receivable and prepaid expenses	269	309
Decrease in trade payables	(888)	(620)
Increase (decrease) in other accounts payable and accrued expenses	(822)	233
Revaluation of warrants	-	7

Total net cash used in operating activities	$(2,981)	$(1,937)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2016	2015
	U.S. $ in thousands

Cash flows from investing activities:
Purchase of property and equipment	(26)	-
Changes in short-term deposit	4,794	(13,565)
Investment in lease deposit	(2)	-
Total net cash provided by (used in) investing activities	$4,766	$(13,565)

Cash flows from financing activities:
Proceeds from issuance of Common stock through equity warrants and options exercises	-	2,348
Proceeds from equity offering through issuances of equity warrants and common stock through the exercise of previously issued equity warrants	-	12,397
Total net cash provided by financing activities	$-	$14,745

Increase (decrease) in cash and cash equivalents	1,785	(757)

Cash and cash equivalents at the beginning of the period	$428	$4,251

Cash and cash equivalents at end of the period	$2,213	$3,494

Non-cash financing activities:

Warrants liability classified as equity	-	130

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

GOING CONCERN:

To date the Company has not generated any revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital. As of March 31, 2016 the Company’s liquid resources which include cash, cash equivalents and short term bank deposits amounted to $12,946. Management believes that, if necessary, the Company’s current resources would be sufficient to fund its operations for the next 24 months, however additional financial resources will be needed to conduct our future clinical trials as well as fund other long term operations and there can be no assurance that such additional funds will be available on terms acceptable to the Company, or that the Company will not incur additional unforeseen costs or expenses. Such conditions raise substantial doubts about the Company's long term ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

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

In February 2016, the FASB issued a new lease accounting standard requiring that we recognize lease assets and liabilities on the balance sheet. This standard is effective beginning in the first quarter of 2019; early adoption is permitted. The Company have not yet determined the impact of the new standard on its consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Cont.):

In March 2016, the FASB issued an accounting standard update aimed at simplifying the accounting for share-based payment transactions. Included in the update are modifications to the accounting for income taxes upon vesting or settlement of awards, employer tax withholding on shared-based compensation, forfeitures, and financial statement presentation of excess tax benefits. This standard is effective beginning in the first quarter of 2017; early adoption is permitted. The Company do not expect that the adoption of this standard will have a significant impact on the financial position or results of operations.

D.	Use of estimates

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

NOTE 4 - SHORT TERM INVESTMENTS

Short term investments on March 31, 2016 and December 31, 2015 include bank deposits bearing annual interest rates varying from 0.15% to 1.30%, with maturities of up to 3 and 6 months as of March 31, 2016 and December 31, 2015, respectively.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 5 - STOCK CAPITAL

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

In July 2007, the Company entered into an investment agreement, that was amended in August 2009 with ACCBT Corp. a company under the control of the Company’s current Chief Executive Officer, according to which for an aggregate consideration of approximately $5 million the Company issued 2,777,777 shares of Common Stock and a warrant to purchase 672,222 shares of Common Stock at an exercise price of $3 per share and a warrant to purchase 1,344,444 shares of common stock at an exercise price of $4.35 per share. The warrants are exercisable, through November 5, 2017.

Our current Chief Executive Officer has served as the President of the Company since July 2007 and in addition has served as Chief Executive Officer from August 2013 until June 2014. On September 28, 2015 he was reappointed and currently serves as Chief Executive Officer of the Company.

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

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 5 - STOCK CAPITAL (Cont.):

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

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 5 - STOCK CAPITAL (Cont.):

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

Since its inception the Company has raised approximately $46.6M, net in cash in consideration for issuances of common stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

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

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 5 - STOCK CAPITAL (Cont.):

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

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 5 - STOCK CAPITAL (Cont.):

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

On June 9, 2014, the Company’s former Chief Executive Officer was granted a stock option for the purchase of 380,000 shares of the Company’s common stock, vesting over four years, with an exercise price of $4.5 per share. On November 10, 2015 the Company and the former CEO agreed that the unvested portion of the option as of October 30, 2015 (to purchase 253,333 shares) will be forfeited and that the vested potion of the option (to purchase 126,667 shares) will terminate on September 30, 2016.

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

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 5 - STOCK CAPITAL (Cont.):

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

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the three months ended March 31, 2016
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	1,002,451	2.6072
Granted	-	-
Exercised	-	-
Cancelled	(2,222)	2.7000

Outstanding at end of period	1,000,229	2.6070	63,046

Vested and expected-to-vest at end of period	723,278	2.6504	14,211

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on March 31, 2016 and the exercise price, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 5 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the three months ended March 31, 2016 and 2015 amounted to $203 and $347, respectively.

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

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 5 - STOCK CAPITAL (Cont.):

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

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through
Nov-Dec 2004	973,390	959,734	13,656	-	0.00075 - 0.15	-	-
Feb-Dec 2005	203,898	32,011	171,887	-	2.25 - 37.5	-	-
Feb-Dec 2006	112,424	48,513	47,244	16,667	0.075 – 22.5	16,667	Apr - May 2016
Mar-Nov 2007	180,220	-	66,887	113,333	2.25 - 7.05	113,333	Mar 2017 – Oct 2017
Nov 2008	6,667	-	-	6,667	2.25	6,667	Sep-18
Apr-Oct 2009	26,667	6,667	-	20,000	1.005 – 1.5	20,000	Apr 2019 – Oct 2019
Aug 2007- Jan 2011	2,016,667	-	-	2,016,667	3 - 4.35	2,016,667	Nov-17
Jan 2010	83,333	-	83,333	-	7.5	-	-
Feb 2010	8,333	8,333	-	-	0.15	-	-
Feb 2010	200,000	-	200,000	-	7.5	-	-
Feb 2010	100,000	100,000	-	-	0.015	-	-
Feb 2011	42,735	-	42,735	-	5.85	-	-
Feb 2011	427,167	63,122	364,044	-	4.2	-	-
Feb 2011	854,333	-	854,333	-	7.5	-	-
Jul 2012	32,931	-	32,931	-	5.22	-	-
Jul 2012	990,949	687,037	303,911	-	4.35	-	-
Feb 2013	55,556	-	55,556	-	7.5	-	-
April 2010-2014	12,889	8,889	4,000	-	0.00075	-	-
Aug 2013	1,147,471	-	1,110,706	36,764	3.75	36,764	Aug-16
Aug 2013	29,000	29,000	-	-	0.525	-	-
Jun 2014	2,800,000	2,546,667	-	253,333	5.22	253,333	Jun-17
Jun 2014	84,000	-	-	84,000	4.5	84,000	Jun-17
Jan 2015	3,858,201	-	-	3,858,201	6.5	3,858,201	Jun-18
	14,246,831	4,489,973	3,351,223	6,405,632		6,405,632

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 5 - STOCK CAPITAL (Cont.):

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

On January 2, 2016, the Company granted to its legal advisor 10,752 shares of Common Stock for 2015 legal services. The related compensation expense of $31 was recorded as general and administrative expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 5 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

4.	Stock Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Three months ended March 31,
	2016	2015

Research and development	$3	$8
General and administrative	231	339
Total stock-based compensation expense	$234	$347

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. and its potential future business operations and performance, including statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2016, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” Some of these are described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2015. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

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

In January 2013, we announced the development of a proprietary method for cryopreservation, or freezing, of cells, which enables long-term storage, and production of repeat patient doses of NurOwn® without the need for additional bone marrow aspirations. Cryopreservation enables us to create a personalized NurOwn® stem cell bank for each patient, for ongoing, repeated treatments. We are planning to use cryopreserved cells in the upcoming Phase 2 clinical trial that will involve administration of multiple doses of NurOwn®.

In January 2016, the Company announced that the results of the two completed studies were published in the Journal of the American Medical Association (JAMA) Neurology medical journal. The results of these studies show that NurOwn® can slow disease progression in ALS.

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

The agreement was signed with Hadassah, through its technology transfer company Hadasit Medical Research Services and Development Co. Ltd. The Principal Investigator will be Professor Dimitrios Karussis, MD, PhD, head of the Unit of Neuroimmunology and Cell Therapies at Hadassah's Department of Neurology, who served as Principal Investigator in the Company’s prior ALS studies.

This Phase 2 multi dose study will be the Company’s third clinical trial conducted at Hadassah and is designed to provide guidance in preparing a Phase 3 program for NurOwn® stem cell based therapy in ALS.  The trial is expected to enroll up to 24 patients who will receive three consecutive stem cell transplantations in order to explore the safety and efficacy of a multi dose treatment.  The trial has been approved by the Hadassah's Helsinki Committee and is now awaiting the approval of the Israeli MoH. The Company is currently considering the possibility of increasing the number of patients in this trial in order to raise the statistical power of this study. The advantage of a higher sample size would be that, if NurOwn shows a clinical benefit in ALS patients, there is a better probability for an efficacy outcome that is statistically significant.

Future development of NurOwn® in ALS will require additional clinical trials, including a Phase 3 FDA-approved multi dose trial.

Future Development Plans

In addition to its active clinical program in ALS, the Company is reviewing the potential clinical development of NurOwn® in other neurodegenerative disorders, such as Progressive Multiple SclerosisParkinson’s disease, Huntington’s disease. The Company has conducted preclinical research in additional neurologic disease areas, including autism. In January 2015, the Company announced positive results from preclinical studies of NurOwn™ in the BTBR mouse model of autism. The BTBR mouse exhibits several stereotypical behavioral characteristics that resemble behaviors seen in autism spectrum disorders, including repetitive behaviors, altered social interactions, cognitive rigidity and impaired adaption to environment. The Company is planning a possible Phase 1 study for autism in 2016.

In addition, the Company is engaged in a number of research initiatives to improve the scale and efficiency of NurOwn® production and to improve the stability of NurOwn®, which is currently produced in clean room facilities close to the clinical trial sites, where the cells are administered to patients.

We are currently developing technology for the long distance shipping of NurOwn® product. This technology would enable the Company to transport the NurOwn™ from central production facilities to clinics all over the world.

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

Results of Operations

For the period from inception (September 22, 2000) until March 31, 2016, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until at least 2020, if ever. In addition, the Company has incurred operating costs and other expenses of approximately $1,812,000 during the three months ended March 31, 2016.

Research and Development, net:

Research and development expenses, net for the three months ended March 31, 2016 and 2015 were $986,000 and $1,245,000, respectively, representing a decrease of $259,000. In addition, the Company’s 2016 grant approval request from The Office of the Chief Scientist is still pending and therefor the Company hasn’t recorded any Chief Scientist participation for expenses incurred in the first quarter of 2016, compared to $266,000 which was recorded as an offset to research and development expenses in the first quarter of 2015. The Company expects to receive an approval from the Chief Scientist for its 2016 plan during the second quarter and will then accordingly record a grant estimated at approximately $200 relating to its first quarter research and development (in addition to the grant amounts which will be offsetting the Company’s second quarter research and development expenses) .

Research and development expenses for the three months ended March 31, 2016 before participation of the Chief Scientist declined by $525,000 compared with the first quarter of 2015. This decrease is due to a decrease of $623,000 for costs of activities related to the U.S. Clinical Trial which are winding down in the first half of 2016 including fees to PRC Clinical and regulatory consultants, fees to DFCI and fees to the Mayo Clinic, and a decrease of $44,000 for consultants, patents, travel, stock-based compensation expenses, and rent, offset by an increase of $142,000 in costs associated with the clinical trials, conducted in Israel which are expected to accelerate during 2016.

General and Administrative:

General and administrative expenses for the three months ended March 31, 2016 and 2015 were $826,000 and $960,000, respectively. The decrease in general and administrative expenses of $134,000 is primarily due to: a decrease of $108,000 in stock-based compensation expenses and, a decrease of $92,000 for travel and public relations and office expenses offset by an increase of $50,000 in payroll costs as well as $16,000 increase in legal and consultant costs.

Financial Expenses:

Financial income for the three months ended March 31, 2016 was $22,000, as compared to financial expense of $31,000 for the three months ended march 31, 2015.

Net Loss:

Net loss for the three months ended on March 31, 2016 was $1,790,000, as compared to a net loss of $2,236,000 for the three months ended March 31, 2015. Net loss per share for the three months ended March 31, 2016 and 2015 was $0.10 and $0.12, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended March 31, 2016 was 18,653,804, compared to 18,128,440 for the three months ended March 31, 2015.

The increase in the weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended March 31, 2016 was primarily due to the exercise and reissuance of warrants during the first quarter of 2015.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants and the issuance of convertible promissory notes. At March 31, 2016, the Company had net working capital of $12,268,000 including cash, cash equivalents and short term bank deposits amounting to $12,946,000.

Net cash used in operating activities was $2,981,000 for the three months ended March 31, 2016. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses. Net cash provided by investing activities was $4,766,000 for the three months ended March 31, 2016, representing net change in short term interest bearing bank deposits. There were no financing activities during the three months ended March 31, 2016.

On June 4, 2015, we filed a shelf registration statement, effective June 10, 2015, relating to Common Stock, warrants and units that we may sell from time to time in one or more offerings, up to a total dollar amount of $100,000,000. We have not filed any supplemental prospectus defining particular terms of securities to be offered under the shelf registration statement.

Our material cash needs for the next 24 months, assuming we do not expand our clinical trials beyond the upcoming multi dose clinical trial in Israel, will include (i) costs of the clinical trial in the U.S. which are winding down in 2016 (ii) employee salaries, (iii) costs expected for the upcoming multi-dose clinical trial in Israel, (iv) payments to Hadassah for rent and operation of the GMP facilities, and (v) fees to our consultants and legal advisors, patents, and fees for facilities to be used in our research and development.

Future operations are expected to be highly capital intensive and will require substantial capital raisings. We expect our current cash position will allow us to meet our obligations in the upcoming 24 months (assuming the multi dose clinical trial will include 24 patients and will not be expanded into a power trial).

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

There were no significant changes to our critical accounting policies during the quarter ended March 31, 2016. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information.

During the quarter ended March 31, 2016, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: May 9, 2016	By:	/s/ Yoram Bibring
Name: Yoram Bibring
Title: Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1*	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Documen

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

‡	Furnished herewith

