Form 10-Q
period 2016-06-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2016-08-11
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 8, 2016, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 18,654,040.

2

Item 1. Financial Statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	June 30,	December 31,
	2 0 1 6	2 0 1 5
	U.S. $ in thousands
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	$944	$428
Short-term deposit (Note 4)	10,537	15,527
Account receivable	1,265	759
Prepaid expenses and other current assets	67	74
Total current assets	12,813	16,788

Long-Term Assets:
Prepaid expenses and other long-term assets	23	21
Property and Equipment, Net	318	271
Total Long-Term Assets	341	292

Total assets	$13,154	$17,080

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payables	$355	$1,169
Accrued expenses	652	1,500
Other accounts payable	275	283
Total current liabilities	1,282	2,952

Stockholders' Equity:
Stock capital: (Note 5)	11	11
Common stock of $0.00005 par value - Authorized: 100,000,000 shares at June 30, 2016 and December 31, 2015 respectively; Issued and outstanding: 18,654,040 and 18,643,288 shares at June 30, 2016 and December 31, 2015 respectively.
Additional paid-in-capital	84,754	84,258
Accumulated deficit	(72,893)	(70,141)
Total stockholders' equity	11,872	14,128

Total liabilities and stockholders' equity	$13,154	$17,080

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2016	2015	2 0 1 6	2 0 1 5
	Unaudited		Unaudited

Operating expenses:

Research and development, net	$1,137	$2,620	$151	$1,375
General and administrative	1,658	1,948	832	988

Operating loss	(2,795)	(4,568)	(983)	(2,363)

Financial (income) expenses, net	(43)	(67)	(21)	(98)

Net loss	$(2,752)	$(4,501)	$(962)	$(2,265)

Basic and diluted net profit (loss) per share	$(0.15)	$(0.24)	$(0.05)	$(0.12)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	18,653,922	18,290,343	18,654,040	18,450,464

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Common stock			Additional paid-in	Accumulated	Total stockholders'
	Number	Amount		capital	deficit	equity

Balance as of January 1, 2016	18,643,288	$11		$84,258	$(70,141)	$14,128

Stock-based compensation related to warrants and stock granted to service providers	10,752	(*	)	31	-	31
Stock-based compensation related to stock and options granted to directors and employees	-	-		465	-	465
Net loss	-	-		-	(2,752)	(2,752)

Balance as of June 30, 2016	18,654,040	$11		$84,754	$(72,893)	$11,872

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2016	2015	2016	2015

Cash flows from operating activities:

Net loss	$(2,752)	$(4,501)	$(962)	$(2,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38	47	22	24
Expenses related to shares and options granted to service providers	31	108	-	108
Amortization of deferred stock-based compensation related to options granted to employees and directors	465	668	262	321
Decrease (increase) in accounts receivable and prepaid expenses	(499)	671	(768)	362

Increase (decrease) in trade payables	(814)	(787)	74	(167)
Increase (decrease) in other accounts payable and accrued expenses	(856)	200	(34)	(33)

Revaluation of warrants	-	7	-	-

Total net cash used in operating activities	$(4,387)	$(3,587)	$(1,406)	$(1,650)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2 0 1 6	2 0 1 5	2 0 1 6	2 0 1 5

Cash flows from investing activities:

Purchase of property and equipment	(85)	(16)	(59)	16
Changes in short-term deposit	4,990	(14,104)	196	(539)
Investment in lease deposit	(2)	-	-	-

Total net cash provided by (used in) investing activities	$4,903	$(14,120)	$137	$(555)

Cash flows from financing activities:

Proceeds from issuances of common stock through equity warrants and options exercises	-	2,348	-	-
Proceeds from issuance of Common stock, net	-
Proceeds from equity offering through issuances of equity warrants and common stock through the exercise of previously issued equity warrants	-	12,409	-	12
Redemption of warrants in cash	-	-	-	-
Total net cash provided by financing activities	$-	14,757	$-	12

Increase (decrease) in cash and cash equivalents	516	(2,950)	(1,269)	(2,193)
Cash and cash equivalents at the beginning of the period	$428	4,251	2,213	3,494

Cash and cash equivalents at end of the period	$944	$1,301	$944	$1,301

Non-cash financing activities:
Stock issued for warrants exchange	-		-	-
Warrants liability classified as equity	-	130	-	-
Total non-cash financing activities	$-	$130	-	$-

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

A.	Brainstorm Cell Therapeutics Inc. (formerly: Golden Hand Resources Inc. - the "Company") was incorporated in the State of Washington on September 22, 2000. The Company currently holds two wholly owned subsidiaries; Brainstorm Cell Therapeutics Ltd. ("BCT"), an Israeli Company which currently conducts all of the research and development activities of the Company, and Brainstorm Cell Therapeutics UK Ltd. (“Brainstorm UK”). Brainstorm UK acts on behalf of the parent Company in the EU. Brainstorm UK is currently inactive.

The Common Stock is publicly traded on the NASDAQ Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. ("Ramot"), (see Note 3). Using this technology the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amytrophic Lateral Scelorosis (ALS, also known as Lou Gherig Disease), Multiple Sclerosis (MS) and Parkinson’s disease. The Company developed a proprietary process, called NurOwn, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.

C.	NurOwn is in clinical development for the treatment of ALS. The Company has completed two single dose clinical trials of NurOwn in Israel, a phase 1/2 trial with 12 patients and a phase 2a trial with additional 12 patients. In July 2016 the Company announced the results of its phase 2 trial which was conducted in three major medical centers in the US. This single dose trial included 48 patients randomized in a 3:1 ratio to receive NuOwn or placebo. Future development of NurOwn for ALS will require additional clinical trials typically required to provide an adequate basis for regulatory approval and product labeling. These additional trials will include the administration of repeated doses to ALS patients enrolled in these trials.

D.	On September 15, 2014 the Company completed a reverse stock split of the Company’s shares of Common Stock by a ratio 1-for-15. The Company adjusted all ordinary shares, options, warrants, per share data and exercise prices included in these financial statements for all periods presented to reflect the reverse stock split. On August 26, 2015 the shareholders of the Company approved a reduction of the number of authorized shares of Common Stock of the Company from 800,000,000 to 100,000,000.

GOING CONCERN:

To date the Company has not generated any revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital. As of June 30, 2016 the Company’s liquid resources which include cash, cash equivalents and short term bank deposits amounted to $11,481. Management believes that, if necessary, the Company’s current resources would be sufficient to fund its operations for the next 24 months, however additional financial resources will be needed to conduct our future clinical trials as well as fund other long term operations and there can be no assurance that such additional funds will be available on terms acceptable to the Company, or that the Company will not incur additional unforeseen costs or expenses. Such conditions raise substantial doubts about the Company's long term ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

Operating results for the three months and the six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Cont.):

C.	Recent Accounting Standards (Cont.):

In March 2016, the FASB issued an accounting standard update aimed at simplifying the accounting for share-based payment transactions. Included in the update are modifications to the accounting for income taxes upon vesting or settlement of awards, employer tax withholding on shared-based compensation, forfeitures, and financial statement presentation of excess tax benefits. This standard is effective beginning in the first quarter of 2017; early adoption is permitted. The Company does not expect that the adoption of this standard will have a significant impact on the financial position or results of operations.

In June 2016, the FASB issued a new standard requiring measurement and recognition of expected credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. This standard is effective for us in the first quarter of 2020; early adoption is permitted beginning in the first quarter of 2019 and we are evaluating whether we will early adopt. It is required to be applied on a modified-retrospective approach with certain elements being adopted prospectively. The Company do not expect that the adoption of this standard will have a significant impact on the financial position or results of operations.

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

NOTE 4 - SHORT TERM INVESTMENTS

Short term investments on June 30, 2016 and December 31, 2015 include bank deposits bearing annual interest rates varying from 0.15% to 1.34%, with maturities of up to 3 and 6 months as of June 30, 2016 and December 31, 2015.

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

In May 2014, certain holders of 2013 Warrants which did not participate in the redemption, and whose 2013 Warrants therefore remained outstanding, waived the anti-dilution provisions of their 2013 Warrants.

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

Pursuant to a Warrant Exercise Agreement, dated January 8, 2015, holders of the Company’s warrants (issued in June 2014) to purchase an aggregate of 2,546,667 shares of the Company’s Common Stock at an exercise price of $5.22 per share, agreed to exercise their 2014 Warrants in full and the Company agreed to issue new warrants to the holders to purchase up to an aggregate of approximately 3.8 million unregistered shares of Common Stock at an exercise price of $6.50 per share. The $6.50 warrants expire in June 2018. Gross proceeds from the exercise of the warrants were approximately $13.3 million. In connection with the Exercise Agreement, the Company agreed to pay to the Placement Agency a cash fee equal to 6.0% of the Exercise Proceeds, as well as fees and expenses of the Placement Agency of $20. In addition, the Company issued the Placement Agency a warrant to purchase 38,000 shares of Common Stock upon substantially the same terms as the New Warrants. Net of fees and related expenses the proceeds from the warrant exercise amounted to approximately $12.4 million.

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

In June 2008, June 2011, June 2012 and in June 2016, the Company's stockholders approved increases in the number of shares of common stock available for issuance under these stock option plans by 333,333, 333,333 , 600,000 and 1,600,000 shares, respectively

Each option granted under the plans is exercisable until the earlier of ten years from the date of grant of the option or the expiration dates of the respective option plans. The 2004 and 2005 options plans expired on November 25, 2014 and March 28, 2015, respectively.

On August 14, 2014, the Company's stockholders approved the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) and the 2014 Stock Incentive Plan (The Plans).

A total 600,000 shares of Common Stock were reserved for issuance in the aggregate under the Plans. On June 21, 2016 the Company’s stockholders approved an amendment to the Plans which increased the shared pool of shares of common stock available for issuance under the Plans by 1,600,000, from 600,000 to 2,200,000.

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

On August 22, 2011, the Company entered into an agreement with one of its directors pursuant to which the Company granted the director 61,558 restricted shares of Common Stock of the Company. The shares vested through August 22, 2014. In addition, the Company is paying the director $15 per quarter his services.

On May 3, 2015 the Company granted to this director 60,000 shares of restricted Common Stock. The shares will vest in three installments through August 22, 2017.

On August 1, 2012, the Company granted to three of its directors options to purchase an aggregate of 30,667 shares of Common Stock of the Company at $2.25 per share. In addition the Company issued to two of its directors and four of its Advisory Board members a total of 59,000 restricted shares of Common Stock. The Options and restricted shares vested over 12 months.

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

After the balance sheet date, on July 14, 2016 the Company granted to four of its seven directors options to purchase an aggregate of 70,665 shares of Common Stock at an exercise price of $0.75 per share, and is currently in the process of granting to two of its directors an aggregate of 17,332 restricted shares of Common Stock. The options and restricted shares of Common Stock vest over 12 months until fully vested on June 22, 2017.

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

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the six months ended June 30, 2016
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	1,002,451	2.6072
Granted	-	-
Exercised	-	-
Cancelled	(14,889)	3.8284

Outstanding at end of period	987,562	2.5888	-

Vested and expected-to-vest at end of period	824,350	2.5662	-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on June 30, 2016 and the exercise price, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 5 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to investors and service providers: (Cont.)

(a)	Warrants to investors and service providers:

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

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through
Nov-Dec 2004	973,390	959,734	13,656	-	0.00075 - 0.15	-	-
Feb-Dec 2005	203,898	32,011	171,887	-	2.25 - 37.5	-	-
Feb-Dec 2006	112,424	48,513	63,911	-	0.075 – 22.5	-	-
Mar-Nov 2007	180,220	-	66,887	113,333	2.25 - 7.05	113,333	Mar 2017 – Oct 2017
Nov 2008	6,667	-	-	6,667	2.25	6,667	Sep-18
Apr-Oct 2009	26,667	6,667	-	20,000	1.005 – 1.5	20,000	Apr 2019 – Oct 2019
Aug 2007- Jan 2011	2,016,667	-	-	2,016,667	3 - 4.35	2,016,667	Nov-17
Jan 2010	83,333	-	83,333	-	7.5	-	-
Feb 2010	8,333	8,333	-	-	0.15	-	-
Feb 2010	200,000	-	200,000	-	7.5	-	-
Feb 2010	100,000	100,000	-	-	0.015	-	-
Feb 2011	42,735	-	42,735	-	5.85	-	-
Feb 2011	427,167	63,122	364,044	-	4.2	-	-
Feb 2011	854,333	-	854,333	-	7.5	-	-
Jul 2012	32,931	-	32,931	-	5.22	-	-
Jul 2012	990,949	687,037	303,911	-	4.35	-	-
Feb 2013	55,556	-	55,556	-	7.5	-	-
April 2010-2014	12,889	8,889	4,000	-	0.00075	-	-
Aug 2013	1,147,471	-	1,110,706	36,764	3.75	36,764	Aug-16
Aug 2013	29,000	29,000	-	-	0.525	-	-
Jun 2014	2,800,000	2,546,667	-	253,333	5.22	253,333	Jun-17
Jun 2014	84,000	-	-	84,000	4.5	84,000	Jun-17
Jan 2015	3,858,201	-	-	3,858,201	6.5	3,858,201	Jun-18
	14,246,831	4,489,973	3,367,890	6,388,965		6,388,965

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

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2 0 1 6	2 0 1 5	2 0 1 6	2 0 1 5
	Unaudited		Unaudited

Research and development	4	14	1	6
General and administrative	492	654	261	315
Total stock-based compensation expense	496	668	262	321

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

Company Overview

We are a biotechnology company developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease), Multiple Sclerosis (“MS”), and Parkinson’s disease (“PD”) among others. These diseases for the most part have no or limited treatment options and as such represent unmet medical needs. We believe that NurOwn®, our proprietary process for the propagation of Mesenchymal Stem Cells (“MSC”) and their differentiation into neurotrophic factor-(“NTF”) secreting cells (“MSC-NTF”), and their transplantation at, or near, the site of damage, offers the hope of more effectively treating neurodegenerative diseases. Our core technology was developed in collaboration with Prof. Daniel Offen of the Felsenstein Medical Research Center of Tel Aviv University and the late Prof. Eldad Melamed, who passed away in October 2015, and was former head of Neurology of the Rabin Medical Center and former member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research. Our wholly-owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the “Israeli Subsidiary”), holds rights to commercialize the technology, through a licensing agreement with Ramot at Tel Aviv University Ltd. (“Ramot”), the technology transfer company of Tel Aviv University, Israel. We currently employ 17 employees in Israel and 2 in the United States.

Our Proprietary Technology

Our NurOwn® technology is based on a novel differentiation protocol which induces differentiation of the bone marrow-derived mesenchymal stem cells into neuron-supporting cells, MSC-NTF cells, capable of releasing several neurotrophic factors, including Glial-derived neurotrophic factor (“GDNF”), Brain-derived neurotrophic factor (“BDNF”), Vascular endothelial growth factor (“VEGF”) and Hepatocyte growth factor (“HGF”) which are critical for the growth, survival and differentiation of developing neurons. GDNF is one of the most potent survival factors known for peripheral neurons. VEGF and HGF have been reported to have important neuro-protective effects in ALS and are currently evaluated in other clinical trials for ALS patients.

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

Cryopreservation

We have developed a proprietary method for cryopreservation, or freezing, of cells, which enables long-term storage, for the production of repeat patient doses of NurOwn® without the need for additional bone marrow aspirations. Cryopreservation enables us to create a personalized NurOwn® stem cell "bank" for each patient, for, repeated treatments.

The ALS Program

NurOwn® is in clinical development for the treatment of ALS. It has been granted Fast Track designation by the U.S. Food and Drug Administration (the “FDA”) and Orphan Drug Designation in both the United States and in Europe for this indication. To date we have completed three clinical trials for ALS patients. Two open label studies were carried out at the Hadassah Medical center (“Hadassah”) in Israel and an FDA approved Phase 2, double blind, placebo controlled study was performed at three prestigious U.S. medical centers.

Phase 1/2 Study at Hadassah

We have an agreement with Hadasit Medical Research Services and Development Ltd., a subsidiary of the Hadassah Medical Organization, pursuant to which Hadassah provides the Israeli Subsidiary with lab services relating to studies of NurOwn®.

The Principal Investigator (PI) for the Israeli studies was Professor Dimitrios Karussis, MD, PhD, head of the Unit of Neuroimmunology and Cell Therapies at Hadassah's Department of Neurology.

In June 2010, we initiated the first-in-man Phase 1/2 study evaluating the safety and efficacy of NurOwn® in ALS patients after receiving approval from the Israeli Ministry of Health (“MoH”). In March 2013, Professor Karussis presented some of the data from this trial at the American Academy of Neurology Annual Meeting. The trial results demonstrated the safety of NurOwn®, as well as early signs of efficacy on both the ALS Functional Rating Score (“ALSFRS-R”) and Forced Vital Capacity (“FVC”).

Phase 2a Study at Hadassah

In January 2013, the Israeli MoH approved our Phase 2a dose escalation study evaluating combined intramuscular and intrathecal treatment with NurOwn® with Prof. Karussis as PI. On January 5, 2015, the Company presented top line data from this study in a press release and investor conference call. The results of this study confirmed the safety profile observed in the earlier Phase 1/2 trial, with the vast majority of adverse events being low-grade. There were two deaths and two serious adverse events, all of which were deemed by the investigators to be unrelated to treatment. Subjects in this study showed a meaningful reduction in the rate of disease progression for the three and six months after treatment, compared to the three months prior to treatment.

In January 2016, the Company announced that the results from the Phase 1/2 and Phase 2a studies conducted in Israel were published in the Journal of the American Medical Association (JAMA) Neurology. The results of these studies show that intrathecal administration of NurOwn® can slow disease progression in ALS.

U.S. Phase 2 Study

On April 28, 2014, we initiated an FDA-approved randomized, double-blind, placebo controlled multi-center U.S. Phase 2 clinical trial evaluating NurOwn® in ALS patients. The trial was conducted at the Massachusetts General Hospital (MGH) in Boston, Massachusetts, at the University of Massachusetts Memorial Hospital (UMass) in Worcester, Massachusetts and at the Mayo Clinic in Rochester, Minnesota. The Principal Investigators for the study were Drs. Merit Cudkowicz and James Berry at MGH, Dr. Robert Brown, at UMass and Dr. Anthony Windebank, at the Mayo clinic. For this study, NurOwn® was manufactured at the Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute in Boston, Massachusetts and at the Human Cellular Therapy Lab at the Mayo Clinic. In the study 48 patients were randomized 3:1 to receive NurOwn® or placebo.

On July 18, 2016 the Company presented top line data from this study in a press release and investor conference call. The Company announced that the study achieved its primary objective, demonstrating that NurOwn® was safe and well tolerated. NurOwn® also achieved multiple secondary efficacy endpoints, showing clear evidence of a clinically meaningful benefit. Notably, response rates were higher for NurOwn®-treated subjects compared to placebo at all time points in the study out to 24 weeks.

Planned Multi Dose Phase 2 Study at Hadassah

In January 2016, the Company entered into a collaborative agreement with Hadassah to conduct the planned multi dose Phase 2 trial with NurOwn® in ALS. The agreement was signed with Hadassah, through its technology transfer company Hadasit Medical Research Services and Development Co. Ltd. The Principal Investigator will be Professor Dimitrios Karussis, who served as Principal Investigator in the Company’s prior ALS studies.

This planned Phase 2 multi dose study will be the Company’s third clinical trial conducted at Hadassah and is designed to provide guidance in preparing a Phase 3 program for NurOwn®.  The trial is expected to enroll up to 24 ALS patients who will receive three consecutive stem cell transplantations in order to explore the safety and efficacy of a multi dose treatment.  The trial was submitted to the Hadassah's Helsinki Committee and is now awaiting the approval of the Israeli MoH. The Company is currently considering the possibility of increasing the number of patients and participating clinical sites in this trial in order to increase the statistical power of the study. The advantage of a higher sample size would be that, if NurOwn® shows a clinical benefit in ALS patients, there is a better probability for an efficacy outcome that is statistically significant.

Future development of NurOwn® in ALS will require additional clinical trials, including a Phase 3 FDA-approved multi dose trial.

Future Development Plans

In addition to its active clinical program in ALS, the Company is reviewing the potential clinical development of NurOwn® in other neurodegenerative disorders, such as Progressive Multiple Sclerosis, Parkinson’s disease, and Huntington’s disease. The Company has conducted preclinical research in additional neurologic disease areas, including autism. In January 2015, the Company announced positive results from preclinical studies of NurOwn® in the BTBR mouse model of autism. The BTBR mouse exhibits several stereotypical behavioral characteristics that resemble behaviors seen in autism spectrum disorders, including repetitive behaviors, altered social interactions, cognitive rigidity and impaired adaption to environment.

In addition, the Company is engaged in a number of research initiatives to improve the scale and efficiency of NurOwn® production and to improve the stability of NurOwn®, which is currently produced in clean room facilities close to the clinical trial sites, where the cells are administered to patients.

We are currently developing technology for the long distance shipping of NurOwn®. This technology will enable the Company to transport the NurOwn® from central production facilities to clinics around the world.

We are also engaged in a collaboration with Octane Biotech Inc. (“Octane”), a Canadian firm that focuses on culture systems for cell and tissue therapy, to develop a NurOwn® bioreactor. On June 27, 2014, the Company announced that this collaboration has successfully developed a sophisticated Alpha prototype of the NurOwn® Bioreactor, utilizing a customized disposable cartridge that is dedicated to the intricacies of the Company's NurOwn® process.  Based on this first working prototype, the Company and Octane are advancing to the next stage of development with a goal of eventually qualifying a bioreactor for full clinical use. In December 2015, the Company and Octane announced that they have made significant progress toward the development of a novel bioreactor for industrial-scale manufacture of NurOwn® and had completed key development activities related to the customization of specific features of Octane’s Cocoon™ instrumentation platform to enable efficient delivery of NurOwn® stem cell therapy.

Corporate Information

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 3 University Plaza Drive, Suite 320, Hackensack, NJ 07601, and our telephone number is (201) 488-0460. We maintain an Internet website at http://www.brainstorm-cell.com. The information on our website is not incorporated into this Quarterly Report on Form 10-Q.

Results of Operations

For the period from inception (September 22, 2000) until June 30, 2016, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until at least 2020, if ever. In addition, the Company has incurred operating costs and other expenses of approximately $983,000 during the three months ended June 30, 2016.

Research and Development, net:

Research and development expenses, net for the three months ended June 30, 2016 and 2015 were $151,000 and $1,375,000, respectively, representing a decrease of $1,224,000. During the three months ended June 20, 2016 we recorded Chief Scientists grants of $776,000 an increase of $472,000 compared to $304,000 recorded in the three months ended June 30, 2015.

Research and development expenses for the three months ended June 30, 2016 before participation of the Chief Scientist declined by $903,000 compared with the second quarter of 2015. This decrease is due to a decrease of $897,000 for costs of activities related to the U.S. Clinical Trial which were winding down in the first half of 2016 including fees to PRC Clinical and regulatory consultants, fees to DFCI and fees to the Mayo Clinic, offset by an increase of $136,000 in costs associated with the clinical trial, planned to be conducted in Israel and a net increase of $9,000 of other research and development expenses.

General and Administrative:

General and administrative expenses for the three months ended June 30, 2016 and 2015 were $832,000 and $988,000, respectively. The decrease in general and administrative expenses of $156,000 is primarily due to: a decrease of $85,000 in stock-based compensation expenses and, a decrease of $98,000 for travel and public relations and office expenses offset by an increase of $27,000 in payroll costs.

Financial Expenses:

Financial income for the three months ended June 30, 2016 was $21,000, as compared to $98,000 for the three months ended June 30, 2015. The main reason for high level of financial income in the three months ended June 30, 2015 was the impact of the 5% strengthening of the New Israeli Shekel vs. the U.S. Dollar on the Company’s deposits denominated in New Israeli Shekels.

Net Loss:

Net loss for the three months ended on June 30, 2016 was $962,000, as compared to a net loss of $2,265,000 for the three months ended June 30, 2015. Net loss per share for the three months ended June 30, 2016 and 2015 was $0.05 and $0.12, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended June 30, 2016 was 18,654,040, compared to 18,450,464 for the three months ended June 30, 2015.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants and the issuance of convertible promissory notes. At June 30, 2016, the Company had net working capital of $11,531 including cash, cash equivalents and short term bank deposits amounting to $11,481.

Net cash used in operating activities was $1,406,000 for the three months ended June 30, 2016. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses. Net cash provided by investing activities was $137,000 for the three months ended June 30, 2016, representing net change in short term interest bearing bank deposits. There were no financing activities during the three months ended June 30, 2016.

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

There were no significant changes to our critical accounting policies during the quarter ended June 30, 2016. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information.

During the quarter ended June 30, 2016, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: August 11, 2016	By:	/s/ Yoram Bibring
Name: Yoram Bibring
Title: Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Amendment No. 1 to the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan is incorporated herein by reference to Appendix A to the Company’s Definitive Schedule 14A filed May 11, 2016 (File No. 000-36641).

10.2	Amendment No. 1 to the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan is incorporated herein by reference to Appendix B to the Company’s Definitive Schedule 14A filed May 11, 2016 (File No. 000-36641).

31.1*	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Documen

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

‡	Furnished herewith

