Form 10-Q
period 2016-09-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2016-11-14
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 7, 2016, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 18,687,987.

2

Item 1. Financial Statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	September 30,	December 31,
	2016	2015
	U.S. $ in thousands
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	$955	$428
Short-term deposit (Note 4)	10,238	15,527
Account receivable	110	759
Prepaid expenses and other current assets	82	74
Total current assets	11,385	16,788

Long-Term Assets:
Prepaid expenses and other long-term assets	25	21
Property and Equipment, Net	312	271
Total Long-Term Assets	337	292

Total assets	$11,722	$17,080

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payables	$352	$1,169
Accrued expenses	576	1,500
Other accounts payable	267	283
Total current liabilities	1,195	2,952

Stockholders' Equity:
Stock capital: (Note 5)	11	11
Common stock of $0.00005 par value - Authorized: 100,000,000 shares at September 30, 2016 and December 31, 2015 respectively; Issued and outstanding: 18,687,987 and 18,643,288 shares at September 30, 2016 and December 31, 2015 respectively.
Additional paid-in-capital	85,015	84,258
Accumulated deficit	(74,499)	(70,141)
Total stockholders' equity	10,527	14,128

Total liabilities and stockholders' equity	$11,722	$17,080

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2016	2015	2016	2015
	Unaudited		Unaudited

Operating expenses:

Research and development, net	$1,927	$4,123	$790	$1,503
General and administrative	2,506	3,016	848	1,068

Operating loss	(4,433)	(7,139)	(1,638)	(2,571)

Financial (income) expenses, net	(75)	(35)	(32)	32

Net loss	$(4,358)	$(7,104)	$(1,606)	$(2,603)

Basic and diluted net profit (loss) per share	$(0.23)	$(0.39)	$(0.09)	$(0.14)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	18,654,826	18,354,580	18,656,615	18,480,957

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (AUDITED)

U.S. dollars in thousands

(Except share data)

	Common stock		Additional paid-in	Accumulated	Total stockholders'
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2015	15,281,497	$11	$68,317	$(61,653)	$6,675

Stock-based compensation related to warrants and stock granted to service providers	27,411	-	108	-	108
Stock-based compensation related to stock and options granted to directors and employees	77,332	-	835	-	835
Exercise and reissuance of warrants	2,546,667	(*)	12,409	-	12,409
Exercise of liability classified warrants	29,000	(*)	145	-	145
Exercise of equity classified warrants	536,382	(*)	2,333	-	2,333
Exercise of options	44,999	(*)	109	-	109
Exercise of warrants by Hadasit (Note 7.B.3.(B))	100,000	(*)	2	-	2
Net loss	-	-	-	(8,488)	(8,488)

Balance as of December 31, 2015	18,643,288	$11	$84,258	$(70,141)	$14,128

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Common stock			Additional paid-in	Accumulated	Total stockholders'
	Number	Amount		capital	deficit	equity

Balance as of January 1, 2016	18,643,288	$11		$84,258	$(70,141)	$14,128

Stock-based compensation related to warrants and stock granted to service providers	36,033	(*	)	121	-	121
Stock-based compensation related to stock and options granted to directors and employees	8,666	-		636	-	636
Net loss	-	-		-	(4,358)	(4,358)

Balance as of September 30, 2016	18,687,987	$11		$85,015	$(74,499)	$10,527

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2016	2015	2016	2015

Cash flows from operating activities:

Net loss	$(4,358)	$(7,104)	$(1,606)	$(2,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55	73	17	26
Expenses related to shares and options granted to service providers	121	108	90	-
Amortization of deferred stock-based compensation related to options granted to employees and directors	636	955	171	287
Decrease (increase) in accounts receivable and prepaid expenses	641	119	1,140	(552)
Decrease in trade payables	(817)	(1,207)	(3)	(420)
Increase (decrease) in other accounts payable and accrued expenses	(940)	932	(84)	732
Revaluation of warrants	-	7	-	-

Total net cash used in operating activities	$(4,662)	$(6,117)	$(275)	$(2,530)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2016	2015	2016	2015

Cash flows from investing activities:
Purchase of property and equipment	(96)	(28)	(11)	(12)
Changes in short-term deposit	5,289	(12,151)	299	1,953
Investment in lease deposit	(4)	(2)	(2)	(2)
Total net cash provided by (used in) investing activities	$5,189	$(12,181)	$286	$1,939
Cash flows from financing activities:
Proceeds from issuances of common stock through equity warrants and options exercises	-	2,348	-	-
Proceeds from issuance of Common stock, net	-
Proceeds from equity offering through issuances of equity warrants and common stock through the exercise of previously issued equity warrants	-	12,409	-	-
Redemption of warrants in cash	-	-	-	-
Total net cash provided by financing activities	$-	14,757	$-	-

Increase (decrease) in cash and cash equivalents	527	(3,541)	11	(591)
Cash and cash equivalents at the beginning of the period	$428	4,251	944	1,301

Cash and cash equivalents at end of the period	$955	$710	$955	$710

Non-cash financing activities:
Stock issued for warrants exchange	-		-	-
Warrants liability classified as equity	-	130	-	-
Total non-cash financing activities	$-	$130	-	$-

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

GOING CONCERN:

To date the Company has not generated any revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital. As of September 30, 2016 the Company’s liquid resources which include cash, cash equivalents and short term bank deposits amounted to $11,193. Management believes that, if necessary, the Company’s current resources would be sufficient to fund its operations for the next 24 months, however additional financial resources will be needed to conduct our future clinical trials as well as fund other long term operations and there can be no assurance that such additional funds will be available on terms acceptable to the Company, or that the Company will not incur additional unforeseen costs or expenses. Such conditions raise substantial doubts about the Company's long term ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

Operating results for the three months and the nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 4 -	SHORT TERM INVESTMENTS

Short term investments on September 30, 2016 and December 31, 2015 include bank deposits bearing annual interest rates varying from 0.15% to 1.34%, with maturities of up to 3 and 6 months as of September 30, 2016 and December 31, 2015.

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

On June 9, 2014, the Company’s former Chief Executive Officer was granted a stock option for the purchase of 380,000 shares of the Company’s common stock, vesting over four years, with an exercise price of $4.5 per share. On November 10, 2015 the Company and the former CEO agreed that the unvested portion of the option as of October 30, 2015 (to purchase 253,333 shares) will be forfeited and that the vested potion of the option (to purchase 126,667 shares) will terminate on September 30, 2016. On September 30, the vested portion of the options (to purchase 126,667 shares) were terminated.

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

On July 30, 2015 the Company’s newly appointed Chief Financial Officer was granted an option to purchase 165,000 shares of Common Stock at an exercise price of $3.17 per share. The option will vest over 3 years. Effective December 1, 2015 the Company and the Chief Financial Officer agreed to amend the option agreement. Pursuant to the amendment, 82,500 shares were cancelled. The 82,500 remaining shares continued to vest and become exercisable in accordance with the terms of the grant: 20,625 shares vested and became exercisable on July 30, 2016 and 2.08333% of the 82,500 shares were scheduled to vest and become exercisable on each monthly anniversary date starting on August 30, 2016 through the fourth anniversary of the grant, so that the 82,500 shares would become fully vested and exercisable on July 30, 2019. On November 9, 2016, the Company’s Chief Financial Officer notified the Company that he is terminating his part time employment with the Company effective at the end of business on November 14, 2016. The option will cease to vest on November 14, 2016 and the right to exercise the option shall terminate February 14, 2017.

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

On September 28, 2015 the Company granted to its newly appointed Chief Executive Officer an option to purchase 369,619 shares of Common Stock at an exercise price of $2.45 per share. The option vested over 12 months until fully vested on August 28, 2016.

On July 14, 2016 the Company granted to four of its seven directors options to purchase an aggregate of 70,665 shares of Common Stock at an exercise price of $0.75 per share, and on September 26, 2016 granted 8,666 restricted share of Common Stock to one director. In addition the Company is currently in the process of granting to another director 8,666 restricted shares of Common Stock. The options and restricted shares of Common Stock vest over 12 months until fully vested on June 22, 2017.

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

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the Nine months ended September 30, 2016
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	1,002,451	2.6072
Granted	70,667	0.75
Exercised	-	-
Cancelled	(141,556)	4.4294
Outstanding at end of period	931,562	2.1894	205,499

Vested and expected-to-vest at end of period	792,397	2.1812	181,283

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

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through
Nov-Dec 2004	973,390	959,734	13,656	-	0.00075 - 0.15	-	-
Feb-Dec 2005	203,898	32,011	171,887	-	2.25 - 37.5	-	-
Feb-Dec 2006	112,424	48,513	63,911	-	0.075 – 22.5	-	-
Mar-Nov 2007	180,220	-	66,887	113,333	2.25 - 7.05	113,333	Mar 2017 – Oct 2017
Nov 2008	6,667	-	-	6,667	2.25	6,667	Sep-18
Apr-Oct 2009	26,667	6,667	-	20,000	1.005 – 1.5	20,000	Apr 2019 – Oct 2019
Aug 2007- Jan 2011	2,016,667	-	-	2,016,667	3 - 4.35	2,016,667	Nov-17
Jan 2010	83,333	-	83,333	-	7.5	-	-
Feb 2010	8,333	8,333	-	-	0.15	-	-
Feb 2010	200,000	-	200,000	-	7.5	-	-
Feb 2010	100,000	100,000	-	-	0.015	-	-
Feb 2011	42,735	-	42,735	-	5.85	-	-
Feb 2011	427,167	63,122	364,044	-	4.2	-	-
Feb 2011	854,333	-	854,333	-	7.5	-	-
Jul 2012	32,931	-	32,931	-	5.22	-	-
Jul 2012	990,949	687,037	303,911	-	4.35	-	-
Feb 2013	55,556	-	55,556	-	7.5	-	-
April 2010-2014	12,889	8,889	4,000	-	0.00075	-	-
Aug 2013	1,147,471	-	1,147,471	-	3.75	-	-
Aug 2013	29,000	29,000	-	-	0.525	-	-
Jun 2014	2,800,000	2,546,667	-	253,333	5.22	253,333	Jun-17
Jun 2014	84,000	-	-	84,000	4.5	84,000	Jun-17
Jan 2015	3,858,201	-	-	3,858,201	6.5	3,858,201	Jun-18
	14,246,831	4,489,973	3,404,655	6,352,201		6,352,201

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

On April 29, 2015, the Company granted an aggregate of 27,411 shares of Common Stock to two consultants for services rendered in 2014. The related compensation expense of $108 was recorded as research and development expense.

On January 2, 2016, the Company granted to its legal advisor 10,752 shares of Common Stock for 2015 legal services. The related compensation expense of $31 was recorded as general and administrative expense.

On September 22, 2016, the Company granted of an aggregate of 25,281 shares of Common Stock to two consultants for services rendered in 2015. The related compensation expense was recorded as research and development expense.

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

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2016	2015	2016	2015
	Unaudited		Unaudited

Research and development	6	19	1	4
General and administrative	661	936	170	283
Total stock-based compensation expense	667	955	171	287

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

Company Overview

We are a biotechnology company developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease), Multiple Sclerosis (“MS”), and Parkinson’s disease (“PD”) among others. These diseases for the most part have no or limited treatment options and as such represent unmet medical needs. We believe that NurOwn®, our proprietary process for the propagation of Mesenchymal Stem Cells (“MSC”) and their differentiation into neurotrophic factor-(“NTF”) secreting cells (“MSC-NTF” cells), and their transplantation at, or near, the site of damage, offers the hope of more effectively treating neurodegenerative diseases. Our core technology was developed in collaboration with Prof. Daniel Offen of the Felsenstein Medical Research Center of Tel Aviv University and the late Prof. Eldad Melamed, who passed away in October 2015, and was former head of Neurology of the Rabin Medical Center and former member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research. Our wholly-owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the “Israeli Subsidiary”), holds exclusive rights to commercialize the technology, through a licensing agreement with Ramot at Tel Aviv University Ltd. (“Ramot”), the technology transfer company of Tel Aviv University, Israel. We currently employ 17 employees in Israel and 2 in the United States.

Our Proprietary Technology

Our NurOwn® technology is based on a novel differentiation protocol which induces differentiation of the bone marrow-derived mesenchymal stem cells into neuron-supporting cells, MSC-NTF cells, capable of releasing several neurotrophic factors, including, among others, Glial-derived neurotrophic factor (“GDNF”), Brain-derived neurotrophic factor (“BDNF”), Vascular endothelial growth factor (“VEGF”) and Hepatocyte growth factor (“HGF”) which are critical for the growth, survival and differentiation of developing neurons. GDNF is one of the most potent survival factors known for peripheral neurons. GDNF, VEGF and HGF have been reported to have important neuro-protective effects in ALS and are currently evaluated separately and independently in other clinical trials for ALS patients.

Our approach to treatment of neurodegenerative diseases with autologous adult stem cells includes a multi-step process beginning with harvesting of undifferentiated mesenchymal stem cells from the patient's own bone marrow, and concluding with transplantation of differentiated, neurotrophic factor-secreting mesenchymal stem cells (MSC-NTF) into the same patient – intrathecally and/or intramuscularly. Intrathecal (injection into the cerebrospinal fluid) transplantation consists of injection by a standard lumbar puncture; there is no need for a laminectomy, which is an invasive, orthopedic spine operation to remove a portion of the vertebral bone, as required by technologies in which cells are implanted directly into the spinal cord. Intramuscular (injection directly into muscle) transplantation is performed via a standard injection procedure as well.

Our proprietary, production process for induction of differentiation of human bone marrow derived mesenchymal stem cells into differentiated cells that produce NTF (MSC-NTF cells, NurOwn®) for clinical use is conducted in full compliance with current Good Manufacturing Practice (“cGMP”).

Our proprietary technology is licensed to and developed by our Israeli Subsidiary.

The NurOwn® Cell Therapy Process

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

The ALS Program

NurOwn® is in clinical development for the treatment of ALS. It has been granted Fast Track designation by the U.S. Food and Drug Administration (the “FDA”) and Orphan Drug Designation in both the United States and in Europe for this indication. To date we have completed three clinical trials for ALS patients. Two open label studies were carried out at the Hadassah Medical center (“Hadassah”) in Israel and an FDA-approved Phase 2, double blind, placebo controlled study was recently completed at three prestigious U.S. medical centers.

Israeli trials

We have an agreement with Hadasit Medical Research Services and Development Ltd., a subsidiary of the Hadassah Medical Organization, pursuant to which Hadassah provides the Israeli Subsidiary with lab services relating to studies of NurOwn®.

The Principal Investigator (PI) for the Israeli studies was Professor Dimitrios Karussis, MD, PhD, Professor in Neurology head of the MS Centere and  Unit of Neuroimmunology and Cell Therapies at Hadassah's Department of Neurology.

The first two open label studies, carried out at the Hadassah Medical Center in Jerusalem, Israel (ClinicalTrials.gov Identifier: NCT01051882 and NCT01777646) confirmed the treatment was safe and well tolerated either by the IT or by the IM route of administration as well as by the combined IT and IM administration, and showed some initial indications of efficacy, slowing the slope of disease progression.

The Phase 1/2 first-in-man study was aimed at evaluating the safety of a single initial dose of MSC-NTF cells administered by two different routes. MSC-NTF cells were administered intramuscularly (IM) in a cohort of six early stage ALS patients and intrathecally (IT) in six ALS patients with more progressive disease. This study established safety of administration of MSC-NTF cells via IT and IM at these IM and IT doses.

The Phase 2a trial was a dose-escalating study in three cohorts of 4 early-stage ALS patients aimed at evaluating safety and collecting efficacy data of the combined IT and IM administration. This study established the higher doses to be safe and showed early signs of change in slope in the ALSFRS-R post treatment compared to the slope pre-treatment. In both these studies, patients were followed for 3 months before and 6 months after transplantation. Additional outcome measures in these studies included change in: muscle strength grading (MVIC) by grip, forced vital capacity (FVC %), muscle bulk estimated by MRI of the upper extremities, upper and lower extremities circumference (cm), electromyography (EMG) parameters.

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

On July 18, 2016 the Company presented top line data from this study in a press release and investor conference call. The Company announced that the study achieved its primary objective, demonstrating that NurOwn ® was safe and well tolerated. NurOwn® also achieved multiple secondary efficacy endpoints, showing clear evidence of a clinically meaningful benefit. Notably, response rates were higher for NurOwn® -treated subjects compared to placebo at all time points in the study out to 24 weeks.

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

This planned multi dose study will be the Company’s third clinical trial conducted at Hadassah and is designed to provide guidance in preparing a Phase 3 program for NurOwn®.  The trial is expected to enroll up to 24 ALS patients who will receive three consecutive stem cell transplantations in order to explore the safety and efficacy of a multi dose treatment.  The trial was submitted to the Hadassah's Helsinki Committee and is now awaiting the approval of the Israeli MoH.

The Company is currently considering the possibility of increasing the number of patients and participating clinical sites in this trial in order to increase the statistical power of the study. The advantage of a higher sample size would be that, if NurOwn ® shows a clinical benefit in ALS patients, there is a better probability for an efficacy outcome that is statistically significant.

Future development of NurOwn® in ALS will require additional clinical trials, including a Phase 3 FDA-approved multi dose trial.

In addition the Company is exploring the possible commencement of a program to make NurOwn® available to a limited number of patients with ALS through a regulatory pathway designated for an orphan drug with a good safety profile and strong efficacy signals.  This program would potentially provide patients, who today face an unmet need, with access to this investigational treatment before it receives final marketing approval from the regulatory authorities.

Future Development Plans

In addition to its active clinical program in ALS, the Company is reviewing the potential clinical development of NurOwn® in other neurodegenerative disorders, such as Progressive Multiple Sclerosis, Parkinson’s disease, and Huntington’s disease. The Company has conducted preclinical research in additional neurologic disease areas, including autism. In January 2015, the Company announced positive results from preclinical studies of NurOwn® in the BTBR mouse model of autism. The BTBR mouse exhibits several stereotypical behavioral characteristics that resemble behaviors seen in autism spectrum disorders, including repetitive behaviors, altered social interactions, cognitive rigidity and impaired adaption to environment .

In addition, the Company is engaged in a number of research initiatives to improve the scale and efficiency of NurOwn® production and to improve the stability of NurOwn®, which is currently produced in clean room facilities close to the clinical trial sites, where the cells are administered to patients.

We are currently developing technology for the long distance shipping of NurOwn®. This technology will enable the Company to transport the NurOwn ® from central production facilities to clinics around the world.

We are also engaged in a collaboration with Octane Biotech Inc. (“Octane”), a Canadian firm that focuses on culture systems for cell and tissue therapy, to develop a NurOwn® bioreactor. On June 27, 2014, the Company announced that this collaboration has successfully developed a sophisticated Alpha prototype of the NurOwn® Bioreactor, utilizing a customized disposable cartridge that is dedicated to the intricacies of the Company's NurOwn® process.  Based on this first working prototype, the Company and Octane are advancing to the next stage of development with a goal of eventually qualifying a bioreactor for full clinical use. In December 2015, the Company and Octane announced that they have made significant progress toward the development of a novel bioreactor for industrial-scale manufacture of NurOwn® and had completed key development activities related to the customization of specific features of Octane’s Cocoon™ instrumentation platform to enable efficient delivery of NurOwn® stem cell therapy. Additional scale-up/closed system technologies are also under evaluation.

Corporate Information

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 3 University Plaza Drive, Suite 320, Hackensack, NJ 07601, and our telephone number is (201) 488-0460. We maintain an Internet website at http://www.brainstorm-cell.com . The information on our website is not incorporated into this Quarterly Report on Form 10-Q.

Results of Operations

For the period from inception (September 22, 2000) until September 30, 2016, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until at least 2020, if ever. In addition, the Company has incurred operating costs and other expenses of approximately $1,638,000 during the three months ended September 30, 2016.

Research and Development, net:

Research and development expenses, net for the three months ended September 30, 2016 and 2015 were $790,000 and $1,503,000, respectively, representing a decrease of $713,000. During the three months ended September 30, 2016 we recorded Chief Scientists grants of $96,000 a decrease of $503,000 compared to $599,000 recorded in the three months ended September 30, 2015.

Research and development expenses for the three months ended September 30, 2016 before participation of the Chief Scientist declined by $1,216,000 compared with the third quarter of 2015. This decrease is due to a decrease of $1,396,000 for costs of activities related to the U.S. Clinical Trial which were winding down in the third quarter of 2016 including fees to PRC Clinical and regulatory consultants, fees to DFCI and fees to the Mayo Clinic, offset by an increase of $69,000 in costs associated with the clinical trial, planned to be conducted in Israel and a net increase of $111,000 of other research and development expenses.

General and Administrative:

General and administrative expenses for the three months ended September 30, 2016 and 2015 were $848,000 and $1,068,000, respectively. The decrease in general and administrative expenses of $220,000 is primarily due to: a decrease of $113,000 in stock-based compensation expenses and, a decrease of $110,000 in payroll costs offset by a net increase of $3,000 of other costs. The decline in payroll expenses was primarily due to the 2015 incurrance of one time severance costs, in connection with the termination of employment of our former Chief Executive Officer.

Financial Expenses:

Financial income for the three months ended September 30, 2016 was $32,000, as compared to financial expenses of $32,000 for the three months ended September 30, 2015. The main reason for high level of financial income in the three months ended September 30, 2016 was the impact of the 2% strengthening of the New Israeli Shekel vs. the U.S. Dollar on the Company’s deposits denominated in New Israeli Shekels.

Net Loss:

Net loss for the three months ended on September 30, 2016 was $1,606,000, as compared to a net loss of $2,603,000 for the three months ended September 30, 2015. Net loss per share for the three months ended September 30, 2016 and 2015 was $0.09 and $0.14, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended September 30, 2016 was 18,656,615, compared to 18,480,957 for the three months ended September 30, 2015.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants and the issuance of convertible promissory notes. At September 30, 2016, the Company had net working capital of $10,190,000 including cash, cash equivalents and short term bank deposits amounting to $11,193,000.

Net cash used in operating activities was $275,000 for the three months ended September 30, 2016. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses. Net cash provided by investing activities was $286,000 for the three months ended September 30, 2016, representing net change in short term interest bearing bank deposits. There were no financing activities during the three months ended September 30, 2016.

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

There were no significant changes to our critical accounting policies during the quarter ended September 30, 2016. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information.

Departure of Yoram Bibring

On November 9, 2016, Yoram Bibring the Company’s Chief Financial Officer notified the Company that he is terminating his part time employment with the Company effective at the end of business on November 14, 2016 to pursue a full-time position with another company. Mr. Bibring’s departure is not the result of any disagreement with the Company regarding its operations, policies, practices or related matters.

Appointment of Alla Patlis

On November 14, 2016, the Company appointed its Controller, Alla Patlis, as its Interim Chief Financial Officer, effective at the end of business on November 14, 2016.  The Company is conducting a search for a new Chief Financial Officer.

Ms. Patlis, 30, has been the Company’s Controller since December 23, 2012 and served as Interim Financial Officer of the Company between May 13, 2015 and July 30, 2015.  Prior to joining the Company, from 2010 to December 2012, Ms. Patlis was Audit Senior of technology, media and telecommunications industries at Brightman Almagor Zohar & Co. (Certified Public Accountants, A Member of Deloitte Touche Tohmatsu Limited). Ms. Patlis holds an MBA and a Bachelor's degree in Accounting & Economics from Tel Aviv University.

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

During the quarter ended September 30, 2016, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: November 14, 2016	By:	/s/ Yoram Bibring
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

