Form 10-K
period 2016-12-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2017-03-29
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 001-36641

BRAINSTORM CELL THERAPEUTICS INC.

(Exact Name of Registrant as specified in its charter)

Delaware	20-7273918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3 University Plaza Drive, Suite 320
Hackensack, NJ	07601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 488-0460

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.00005 par value	NASDAQ Stock Market LLC (Nasdaq Capital Market)

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

Yes ☐  No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), was $39,041,161.

As of March 24, 2017, the number of shares outstanding of the registrant's Common Stock, $0.00005 par value per share, was 18,687,987.

BRAINSTORM CELL THERAPEUTICS INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2015

PART I

SPECIAL NOTE

Unless otherwise specified in this Annual Report on Form 10-K, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “Brainstorm,” “we,” “us” or “our”) and its potential future business operations and performance, including statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2017, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” Some of these are described under “Risk Factors” in this Annual Report. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements.   It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

Item 1.	BUSINESS.

Company Overview

We are a biotechnology company developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease), Multiple Sclerosis (“MS”), and Parkinson’s disease (“PD”) among others. These diseases for the most part have no or limited treatment options and as such represent unmet medical needs. We believe that NurOwn®, our proprietary process for the propagation of Mesenchymal Stem Cells (“MSC”) and their differentiation into neurotrophic factor-(“NTF”) secreting cells (“MSC-NTF”), and their transplantation at, or near, the site of damage, offers the hope of more effectively treating neurodegenerative diseases. Our core technology was developed in collaboration with Prof. Daniel Offen of the Felsenstein Medical Research Center of Tel Aviv University, and the late Prof. Eldad Melamed, who passed away in October 2015, and was former head of Neurology of the Rabin Medical Center and former member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research. Our wholly-owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the “Israeli Subsidiary”), holds rights to commercialize the technology, through a licensing agreement with Ramot at Tel Aviv University Ltd. (“Ramot”), the technology transfer company of Tel Aviv University, Israel. We currently employ 22 employees in Israel and 2 in the United States.

Our Proprietary Technology

Our NurOwn® technology is based on a novel differentiation protocol which induces differentiation of the bone marrow-derived mesenchymal stem cells into neuron-supporting cells, MSC-NTF cells, capable of releasing several neurotrophic factors, including Glial-derived neurotrophic factor (“GDNF”), Brain-derived neurotrophic factor (“BDNF”), Vascular endothelial growth factor (“VEGF”) and Hepatocyte growth factor (“HGF”) which are critical for the growth, survival and differentiation of developing neurons. GDNF is one of the most potent survival factors known for peripheral neurons. VEGF and HGF have been reported to have important neuro-protective effects in ALS and in other neurodegenerative diseases.

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

Our proprietary technology and knowhow –the production process for induction of differentiation of human bone marrow derived mesenchymal stem cells into differentiated cells that produce NTF (MSC-NTF) for clinical use - is conducted in full compliance with current Good Manufacturing Practice (“cGMP”).

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

Differentiation before Transplantation

The ability to induce differentiation of autologous adult mesenchymal stem cells into MSC-NTF cells before transplantation is unique to NurOwn®, making it the first-of-its-kind for the treatment of neurodegenerative diseases.

The specialized cells secrete neurotrophic factors that may lead to:

•	Protection of existing motor neurons;
•	Promotion of motor neuron growth; and
•	Re-establishment of functional nerve-muscle interaction.

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

In January 2013, the Israeli MoH approved the second study, a Phase 2a combined (intramuscular and intrathecal) treatment, dose-escalating trial, which we also conducted at Hadassah in collaboration with Prof. Karussis. On September 27, 2013, we announced that we had completed treatment of 12 patients in our ALS Phase 2a NurOwn® dose-escalating clinical trial. An interim safety summary for the first 12 patients in the study was submitted to the Hadassah Medical Center Ethical Committee about two month after transplantation of the 12th patient. On December 10, 2013, we announced that Prof. Karussis presented some of his preliminary findings from this trial at the 24th International Symposium on ALS/MND in Milan, Italy. In June 2014, Professor Karussis presented interim data from this study at the Joint Congress of European Neurology in Istanbul, Turkey. The last follow-up visits in this study occurred in September 2014. On January 5, 2015, the Company presented final top line data from this study in a press release and investor conference call. The results of this study confirmed the safety profile observed in the earlier Phase 1/2 trial, with the vast majority of adverse events being low-grade and transient. There were two deaths and two serious adverse events, all of which were deemed by the investigators to be unrelated to treatment. Subjects in this study showed a meaningful reduction in the rate of disease progression for the three and six months after treatment, compared to the three months prior to treatment.

In January 2016, the Company announced that the results of the two completed studies were published in the Journal of the American Medical Association (JAMA) Neurology medical journal. The results of these studies show that NurOwn® can slow disease progression in ALS.

In December 2013, the Company submitted an Investigational New Drug (“IND”) application to the FDA for NurOwn® in ALS, and on April 28, 2014, we initiated an FDA-approved randomized, double-blind, placebo controlled multi-center U.S. Phase 2 clinical trial evaluating NurOwn® in ALS patients. The trial was conducted at the Massachusetts General Hospital (MGH) in Boston, Massachusetts, at the University of Massachusetts Memorial Hospital (UMass) in Worcester, Massachusetts and at the Mayo Clinic in Rochester, Minnesota. The Principal Investigators for the study were Drs. Merit Cudkowicz and James Berry at MGH, Dr. Robert Brown, at UMass and Dr. Anthony Windebank and Dr. Nathan Staff, at the Mayo clinic. For this study, NurOwn® was manufactured at the Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute in Boston, Massachusetts and at the Human Cellular Therapy Lab at the Mayo Clinic. In the study 48 patients were randomized 3:1 to receive NurOwn® or placebo.

In February 2015, the Company announced that the Data Safety Monitoring Board (“DSMB”) for the multi-center U.S. Phase 2 clinical trial reviewed the safety data collected through a cutoff date in January 2015, and did not find any significant lab abnormalities, adverse events or significant protocol deviations that would be cause for concern and therefore approved continuation of the trial as planned.

On August 11, 2015, the Company announced that it had completed enrollment achieving the target of 48 subjects to be enrolled in its ongoing randomized, double-blind placebo-controlled Phase 2 clinical trial of NurOwn® in ALS.  In November 2015, the Company announced that the DSMB for the multi-center U.S. Phase 2 clinical trial reviewed the safety data collected through a cutoff date in October 2015, which included 47 of the 48 patients enrolled in the study. No treatment-related serious adverse events (SAEs) were reported for the study.  Furthermore, the DSMB did not identify any significant adverse events, lab abnormalities or significant protocol deviations that would be cause for concern.

In January 2016, the Company announced the publication of a paper in the January 2016 edition of JAMA Neurology discussing the outcome of the first in man Phase 1/2 study and Phase 2 dose escalation study with NurOwn® in ALS. The data provide indication of clinically meaningful benefit as reflected by a slower rate of disease progression in the period post treatment, as well as a positive trend on two novel biomarkers, rate of decline of muscle volume and of compound motor axon potential (CMAPs). These are the first published clinical data with stem cells that have been induced under culture conditions to produce NTFs, with the potential to achieve a neuroprotective effect in ALS and modify the course of disease.

In April 2016 the Company presented combined results of the Phase 1/2 and Phase 2a clinical studies that investigated NurOwn in ALS at the ISRASTEM 2016 and 6th Israel Stem Cell Society (ISCS) joint annual meeting which took place in Tel Aviv, Israel.

In May 2016 the Company announced that for the ninth consecutive year its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd., was awarded a new grant of approximately $1,470,000 from Israel's Office of the Chief Scientist (OCS). The Office of the Chief Scientist, is part of the Ministry of Economy Program to support innovative technologies in Israel. The funds will support the development of NurOwn® Phase 2 clinical program in ALS.

In July 2016 the Company announced topline data from the recently completed U.S. randomized, double-blind, placebo-controlled phase 2 Study of NurOwn® in Patients with ALS. The data confirms that the study achieved its primary objective, demonstrating that NurOwn® was safe and well tolerated.  NurOwn® also achieved multiple secondary efficacy endpoints, showing clear evidence of a clinically meaningful benefit.  Notably, response rates were higher for NurOwn®-treated subjects compared to placebo at all time points in the study out to 24 weeks.

In October 2016, some of the Company's topline phase 2 ALS clinical trial results were presented by Dr. Robert Brown and Dr. James Berry, at the 15th Annual Meeting of the Northeast ALS Consortium (NEALS).

In October 2016 the Company announced that it has been granted United States Patent No. 9,474,787 titled "Mesenchymal Stem Cells for the Treatment of CNS Diseases. "The allowed claims cover mesenchymal stem cells that secrete neurotrophic factors, including brain-derived neurotrophic factor (BDNF) and glial derived neurotrophic factor (GDNF), as well as a pharmaceutical compositions comprising these factors.

In December 2016 the Company announced that data from the Company's Phase 2 study of NurOwn® in ALS, would be highlighted in presentations at the 27th International Symposium on ALS/MND, being held December 7-9, 2016 in Dublin, Ireland. The new data from the Company's Phase 2 study of NurOwn® in ALS were presented by lead investigator Dr. James Berry. In the Phase 2 trial, levels of neurotrophic factors and inflammatory markers were measured in cerebral-spinal fluid (CSF) samples collected from patients.  In the samples of those patients treated with NurOwn, a statistically significant increase in levels of neurotrophic factors VEGF, HGF and LIF was observed from pre- to post-transplantation.  There was also a statistically significant reduction in inflammatory markers (MCP-1 and SDF-1) over this period, in patients treated with NurOwn® and this was not observed in the placebo group. Dr. Berry also presented the pre-specified responder analyses from the Phase 2 trial which examined percentage improvements in post treatment of Amyotrophic Lateral Sclerosis Functional Rating Scale (ALSFRS-R) slope compared to pre-treatment slope. These analyses showed that, in the NurOwn® treated group, a greater number of patients achieved the high threshold of 100% improvement in the post-treatment vs. pre-treatment slope, compared with the placebo group.  The definition of these responders is that their disease symptoms were essentially halted for the period of the treatment effect or they achieved a positive improvement on their ALSFRS-R score.  Moreover, in the pre-specified subgroup that was defined in order to exclude subjects whose disease was progressing slowly, this effect was even more pronounced. Dr. Berry's presentation was posted on the Company website.

In December 2016 the Company announced that it had recently completed a successful End-of-Phase 2 Meeting with the United States Food and Drug Administration (FDA). The Company reached general agreement with the FDA to proceed to a Phase 3 trial. Importantly, the FDA accepted the key elements of the Phase 3 program to support a Biologic License Application (BLA) for NurOwn® in ALS. The planned Phase 3 clinical trial will be a randomized, double-blind, placebo-controlled multi-dose trial that will be conducted at multiple sites in the U.S. and in Israel. The trial is expected to begin enrolling patients in the second quarter of 2017.

The Company also announced that it plans to apply for Hospital Exemption for NurOwn® in Israel that will allow patient access to NurOwn® as a treatment that has been granted Hospital Exemption. This recently approved pathway would permit the Company to partner with a medical center in Israel and be allowed to treat patients with NurOwn® for a fee. Hospital Exemption allows for advanced therapy medicinal products to be made available to a group of patients to be agreed upon by the Israeli Ministry of Health. It is intended to provide patients with the possibility to benefit from a custom-made, innovative, individual treatment where there is a critical unmet need and an absence of valid therapeutic alternatives. The treatment is usually a custom-made product, such as NurOwn®, manufactured using a patient's own cells that are prepared on a non-routine basis. In order to qualify for a Hospital Exemption, a number of important criteria must be met including preparation according to specific quality standards (equivalent to those for a licensed product), use in a hospital and use under the exclusive responsibility of a medical practitioner.

In January 2017 the Company announced that it had validated its cryopreservation process for NurOwn® in preparation for the upcoming Phase 3 clinical study in ALS.  The validation involved a comparison of NurOwn® (MSC-NTF cells) derived from fresh mesenchymal stem cells (MSC) to those derived from cryopreserved MSC.  Company scientists were successful in showing that the MSC can be stored in the vapor phase of liquid nitrogen for prolonged periods of time while maintaining their characteristics.  The cryopreserved MSC are capable of differentiating into NurOwn®, similar to the NurOwn® derived from fresh MSC of the same patient/donor, prior to cryopreservation. This will allow the Company to provide repeated doses of autologous NurOwn® from a single bone marrow aspirate in its upcoming multidose clinical trial. Cryopreservation will avoid the need for patients to undergo repeated bone marrow aspirations.

In February 2017 the Company announced that it plans to contract with City of Hope's Center for Biomedicine and Genetics to produce clinical supplies of NurOwn® adult stem cells for the company's planned randomized, double-blind, multi-dose Phase 3 clinical study in patients with ALS.  City of Hope is expected to support all U.S. medical centers that will be participating in the Phase 3 trial.

In February 2017 the Company announced that it has signed an agreement with CCRM, a Toronto-based leader in developing and commercializing regenerative medicine technologies, and cell and gene therapies, to support the market authorization request for NurOwn®.   At this time, CCRM is helping the Company explore the opportunity to access Health Canada's early access pathway for treatment of patients with ALS.  If NurOwn® qualifies for Health Canada's "Notice of Compliance with Conditions" pathway it could be authorized in Canada for distribution in early 2018.

In March 2017 the Company announced that it has signed a Memorandum of Understanding (MOU) with The Medical Research, Infrastructure, and Health Services Fund of the Tel Aviv Sourasky Medical Center (Ichilov Hospital) to explore the possibility of making NurOwn® available to Amyotrophic Lateral Sclerosis (ALS) patients under the provisions of Hospital Exemption regulation.  The MOU also covers the participation of Tel Aviv Sourasky Medical Center in the planned Phase 3 trial that will investigate NurOwn in ALS.    The MOU sets forth the basic terms under which the Company]and Tel Aviv Sourasky Medical Center would work together to submit an application to the Israeli Ministry of Health that will allow patient access to NurOwn and is subject to a definitive agreement.  The agreement is expected to be formalized in the first half of 2017.

Future development of NurOwn® in ALS will require additional clinical trials, including a Phase 3 FDA-approved multi dose trial.

Future Development Plans

 In addition to its active clinical program in ALS, the Company is focusing on further in-depth molecular characterization of NurOwn® and its adaptation to additional indications. The Company is reviewing the potential clinical development of NurOwn® in other neurodegenerative disorders, such as Parkinson’s disease, Huntington’s disease, and multiple sclerosis. More research is currently being done on developing an additional product which might be suitable for many neurodegenerative diseases.

In addition, the Company is engaged in a number of research initiatives to improve the scale and efficiency of NurOwn® production and to improve the stability of NurOwn®, which is currently produced in clean room facilities close to the clinical trial sites, where the cells are administered to patients. In January 2013, we announced the development of a proprietary method for cryopreservation, or freezing, of cells, which will enable long-term storage, and production of repeat patient doses of NurOwn® without the need for additional bone marrow aspirations. We believe that cryopreservation will enable us to create a personalized NurOwn® stem cell bank for each patient, for ongoing, repeated treatments. We are planning to use cryopreserved cells in the upcoming Phase 3 clinical trial that will involve administration of multiple doses of NurOwn®.

Corporate Information

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 3 University Plaza Drive, Suite 320, Hackensack, NJ 07601, and our telephone number is (201) 488-0460. We maintain an Internet website at http://www.brainstorm-cell.com. The information on our website is not incorporated into this Annual Report on Form 10-K.

History

The Company was incorporated under the laws of the State of Washington on September 22, 2000, under the name Wizbang Technologies, Inc. and acquired the right to market and sell a digital data recorder product line in certain states in the U.S. Subsequently, the Company changed its name to Golden Hand Resources Inc. On July 12, 2004, the Company entered into a research and license agreement with Ramot to acquire certain stem cell technology and decided to discontinue all activities related to the sales of the digital data recorder product. In November 2004, the Company changed its name from Golden Hand Resources Inc. to Brainstorm Cell Therapeutics Inc. to better reflect its new line of business in development of novel cell therapies for neurodegenerative diseases. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. in Israel. On December 18, 2006, the stockholders of the Company approved a proposal to change the state of incorporation of the Company from the State of Washington to the State of Delaware. The reincorporation was completed on December 21, 2006 through the merger of the Company into a newly formed, wholly-owned Delaware subsidiary, also named Brainstorm Cell Therapeutics Inc. On February 19, 2013, the Israeli Subsidiary formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics UK Ltd. in the United Kingdom (the “UK Subsidiary”). A reverse stock split of the Company’s shares of Common Stock by a ratio of 1-for-15 was effected on September 15, 2014 at 11:59 p.m. pursuant to an amendment to the Company’s Certificate of Incorporation approved by the stockholders of the Company on August 14, 2014. Unless otherwise indicated, all share numbers and exercise prices in this Annual Report on Form 10-K are split-adjusted.

The Company’s shares of Common Stock were approved for uplisting to the NASDAQ Capital Market, and commenced trading on the NASDAQ Capital Market when trading began on September 30, 2014. The Company’s Common Stock trades under the ticker symbol “BCLI.”

Recent Developments

Chief Operating Officer and Chief Medical Officer

The Company appointed Dr. Ralph Kern, MD, as its Chief Operating Officer and Chief Medical Officer effective March 6, 2017.

On February 28, 2017, the Company and Dr. Ralph Kern entered into an employment agreement, effective March 6, 2017 (the “Effective Date”), which sets forth the terms of Dr. Kern’s employment (as amended by Amendment No. 1 dated March 3, 2017, the “Agreement”). Pursuant to the Agreement, Dr. Kern will be paid an annual salary of $500,000 (the “Base Salary”), which may be increased (but not decreased) at the sole discretion of the Board of Directors of the Company (the “Board”). Dr. Kern will also be eligible to receive an annual cash bonus equal to 30% of his base salary, subject to his satisfaction of pre-established performance goals to be mutually agreed upon by the Board and Dr. Kern. Performance shall be evaluated through a performance management framework and a bonus range based on the target bonus. Dr. Kern will also receive other benefits that are generally made available to the Company’s employees.

Pursuant to the Agreement, Dr. Kern received on March 6, 2017, and is entitled to receive on each anniversary thereafter, a grant of restricted stock under the Company’s 2014 Stock Incentive Plan (or any successor or other equity plan then maintained by the Company) comprised of a number of shares of common stock of the Company, $0.00005 par value (“Common Stock”) with a fair market value (determined based on the price of the Common Stock at the end of normal trading hours on the business day immediately preceding the Effective Date according to Nasdaq) equal to 30% of Dr. Kern’s Base Salary (each, an “Equity Grant”). Each Equity Grant shall vest as to twenty-five percent (25%) of the award on each of the first, second, third and fourth anniversary of the date of grant, provided Dr. Kern remains continuously employed by the Company from the date of grant through each applicable vesting date. Each Equity Grant shall be subject to accelerated vesting upon a Change of Control (as defined in the Agreement) of the Company. In the event of Dr. Kern’s termination of employment, any portion of an Equity Grant that is not yet vested (after taking into account any accelerated vesting) shall automatically be immediately forfeited to the Company, without the payment of any consideration to the Executive.

Pursuant to the Agreement, on March 6, 2017, Dr. Kern also received an option (the “Option”) under the Company’s 2014 Stock Incentive Plan to purchase up to an aggregate number of shares of Common Stock with a fair market value (as determined based on the closing price of the Common Stock at the end of normal trading hours on the business day immediately preceding the date of grant according to Nasdaq) of $200,000 on the Effective Date. The Option is fully vested and exercisable as of the date of grant and shall remain exercisable until the 2nd anniversary of the date of grant, regardless of whether Dr. Kern remains employed by the Company. The exercise price per share shall be equal to the fair market value on the date of grant (as determined based on the price of the Common Stock immediately preceding normal trading hours on the date of grant according to Nasdaq).

The Agreement contains termination provisions, pursuant to which if the Company terminates the Agreement or Dr. Kern’s employment without Cause (as defined in the Agreement) or if Dr. Kern terminates the Agreement or his employment thereunder with Good Reason (as defined in the Agreement), the Company shall: (i) within 90 days pay Dr. Kern, as severance pay, a lump sum equal to six (6) months of Base Salary (which shall increase to nine (9) months after the second anniversary of the Effective Date and twelve (12) months after the third anniversary of the Effective Date) (provided Dr. Kern is actively employed by the Company on such dates) (the “Payment Period”); (ii) pay Dr. Kern within 30 days of his termination of employment any bonus compensation that Dr. Kern would be entitled to receive during the Payment Period in the absence of his termination without Cause or for Good Reason; (iii) immediately vest such number of equity or equity based awards that would have vested during the six (6) months following the date of termination of employment; and (iv) shall continue to provide to Dr. Kern health insurance benefits during the Payment Period, unless otherwise provided by a subsequent employer. The foregoing severance payments are conditional upon Dr. Kern executing a waiver and release in favor of the Company in a form reasonably acceptable to the Company.

Prior to joining the Company, Dr. Kern was Senior Vice President, Head Worldwide Medical at Biogen Inc. since 2016. Prior positions at Biogen Inc. include Vice President, Head of Global Therapeutic Areas from 2015 to 2016 and Vice President, Head of Global Medical Neurology in 2015. Dr. Kern has also served Novartis Pharmaceuticals Corporation as Vice President, Head Neuroscience Medical Unit from 2014 to 2015 and as Vice President, Head MS Medical Unit from 2011 to 2014. He also worked for Genzyme Corporation from 2006 to 2011 where he served as Global Medical Director, Personalized Genetic Health (2010-2011), Head of Medical Affairs, Canada (2006-2008), General Manager, Fabry Disease (2008-2010) and Head of Medical Affairs, Canada (2006-2008). He also served as University Neurology Program Director at the University of Toronto (2003-2006), Consultant Neurologist at Mount Sinai Hospital (2001-2006) and Director, EMG, EEG and Evoked Potential Laboratory at The Credit Valley Hospital (1988-2001).

Executive Vice President, Chief Business Officer

Uri Yablonka was appointed the Company’s Executive Vice President, Chief Business Officer and ceased to serve as the Company’s Chief Operating Officer, effective March 6, 2017. Mr. Yablonka continues to serve as a member of the Board.

New Board Members

On February 26, 2017, the Board of Directors (the “Board”) of the Company increased the size of the Board by two members and elected Dr. June S. Almenoff, MD, PhD, and Arturo O. Araya to serve as independent directors of the Company, effective February 26, 2017.  Dr. Almenoff and Mr. Araya were each elected to serve until their respective term expires at the Company’s next annual meeting of stockholders to be held in 2017 and until their respective successor is duly elected and qualified, or until their earlier death, resignation or removal.

Chief Financial Officer and Controller

On November 9, 2016, Yoram Bibring the Company’s Chief Financial Officer notified the Company that he is terminating his part time employment with the Company effective at the end of business on November 14, 2016 to pursue a full-time position with another company. Mr. Bibring’s departure was not the result of any disagreement with the Company regarding its operations, policies, practices or related matters.

On November 14, 2016, the Company appointed its Controller, Alla Patlis, as its Interim Chief Financial Officer, effective at the end of business on November 14, 2016.  The Company is conducting a search for a new Chief Financial Officer.

Governmental Grants

In May 2016, we received non-dilutive grants amounting to approximately $1,470,000 from Israel's Office of the Chief Scientist (OCS) bringing the cumulative amount of grants received as of December 31, 2016 to approximately $7.49 million. As of December 31, 2016, we recorded an additional grants receivable of $154,000 relating to expenses incurred by us as of that date and, in December 2016 we submitted a request for additional grants relating to our expected 2017 expenses amounting to approximately $5.6 million. This request in now under consideration of the OCS and we expect to obtain approval of our request before June 30, 2017.

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

Our business strategy is to develop and commercialize NurOwn® as a treatment for one or more neurodegenerative diseases. To this end, our efforts are currently directed to several areas in research, development and manufacturing. The ALS program represents our lead indication and is the most advanced in development, hence much of the Company’s focus is on this program. Important tasks included the execution of the US randomized, double-blind, placebo controlled Phase 2 study, which we completed and published topline results in 2016. In January 2016, we published the results of our Phase 1/2 and Phase 2a studies in the Journal of the American Medical Association (JAMA) Neurology medical journal. Finally, we are making preparations to begin a multi-dose study in ALS patients in 2017. Beyond ALS, we are seeking to move additional programs into clinical development. To that end, we are reviewing our existing preclinical data, initiating research in new areas like autism, and engaging with regulatory and scientific experts to determine the most attractive clinical opportunities. With regard to manufacturing, as noted above, several ongoing research projects and our collaboration with Octane have a goal of increasing the scale and efficiency of NurOwn® production. Our current strategy is designed to allow the Company to be in a position to execute larger, registration-enabling clinical studies in the most efficient time frame possible. We may also choose to seek a strategic partnership with a pharmaceutical or biotechnology company to support the execution of a registration-enabling clinical programs.

Our business model calls for significant investments in research and development. Our research and development expenditures (i) in 2015 (before participation by the OCS) were $6,335,000 which included $130,000 in stock-based compensation and (ii) in 2016 (before participation by the OCS) were $3,435,000which included $96,000 in stock-based compensation.

Stem Cell Therapy

Our activities are focused within the stem cell therapy field. Stem cells are non-specialized cells with a potential for both self-renewal and differentiation into cell types with a specialized function, such as muscle, blood or brain cells. The cells have the ability to undergo asymmetric division such that one of the two daughter cells retains the properties of the stem cell, while the other begins to differentiate into a more specialized cell type. Stem cells are therefore central to normal human growth and development, and also are a potential source of new cells for the regeneration of diseased and damaged tissue. Stem cell therapy aims to restore diseased tissue function by the replacement and/or addition of healthy cells by stem cell transplants.

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

Neurodegenerative Diseases

Studies of neurodegenerative diseases suggest that symptoms and functional impairments that arise in afflicted individuals are secondary to defects in neuron cell function and neural circuitry. To date, systemic drug delivery approaches have not been effective in the treatment of these diseases possibly due to the blood-brain-barrier and lack of effective central nervous system (CNS) target engagement. Consequently, alternative approaches for treating neurodegenerative diseases have been attempted, such as transplantation of cells capable of replacing or supplementing the function of damaged neurons at the site of damage. For such cell replacement therapy to work, implanted cells must survive and integrate, both functionally and structurally, within the damaged tissue.

Amyotrophic Lateral Sclerosis (ALS)

ALS, often referred to as “Lou Gehrig's disease,” is a progressive neurodegenerative disease that primarily affects motor nerve cells in the brain and the spinal cord. Motor neurons reach from the brain to the spinal cord and from the spinal cord to the muscles throughout the body. The progressive degeneration of the motor neurons in ALS leads to progressive weakness, respiratory failure and eventually, to death, with a median survival for ALS patients is just 3-4 years from the onset of symptoms. Across the world, the prevalence of ALS is approximately 4-7 per 100,000. It is estimated that as many as 30,000 Americans have the disease at any given time, with a similar number afflicted in Europe. Estimated annual treatment costs for advanced stage patients can be as high as approximately $100,000-$200,000.

Treatment decisions are typically determined by the patient's symptoms, preferences and the stage of the disease. Medications occasionally used for ALS patients include:

·	Riluzole – the only medication approved by the FDA to treat ALS. Riluzole extends the time to death or ventilation by several months; however it has not been shown to improve the daily functioning of ALS patients;

·	Neudextar – approved by the FDA for the treatment of pseudo-bulbar affect, a type of emotional lability that may sometimes develop in ALS patients, as well as in patients with other neurological diseases.

·	Baclofen or diazepam – not FDA-approved for ALS but sometimes used to control muscle spasms, stiffness or tightening (spasticity) that interfere with daily activities; and

·	Trihexyphenidyl or amitriptyline – not FDA-approved for ALS but occasionally used to treat patients who have excess saliva or secretions, and emotional changes.

Other medications may be prescribed to help reduce such symptoms as fatigue, pain, sleep disturbances, constipation, and excess saliva and phlegm.

Multiple Sclerosis (MS)

MS is a chronic neuroinflammatory and neurodegenerative disorder that affects the brain, optic nerves and spinal cord. Nerve cells are normally insulated with a protective layer called myelin, which allows nerve signals to travel properly. In MS, the myelin is destroyed (demyelination), causing loss of function of the nerve cells and disrupting transmission of brain messages to various parts of the body. While generally thought to be an autoimmune disease, the exact cause of MS is unknown.

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

There are currently over 2.5 million people with MS worldwide, with roughly 800,000 of these patients located in the U.S. and Europe. Over 10,000 new cases are diagnosed annually in the U.S., with the majority of these in women between the ages of 20 and 50. Annual treatment costs for MS can be as much as $80,000 a year per patient.

Treatment of MS focuses on symptom management, treatment of attacks, and reduction of disease progression. There are a variety of disease-modifying treatments FDA-approved for relapsing-remitting MS; however, patients with progressive forms of MS have a unmet need that remains to be addressed by currently available DMTs.

Parkinson’s Disease (PD)

PD is a chronic, progressive neurodegenerative disorder in which dopamine-producing neurons residing in the Substantia Nigra region of the brain undergo degeneration and eventually die, resulting in progressive impairment in movement and gait and may be associated with dementia. The cause of the disease is presently unknown.

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

Treatment of PD primarily comprises dopamine replacement, either directly (levodopa), with dopamine mimetics or by inhibition of its breakdown. These treatments focus on treating the symptoms of the disease and are not a cure for PD. Levodopa has a propensity to cause serious motor response complications with long-term use such as on-off phenomenon, motor fluctuations and involuntary movements. Moreover, effective drug dosage often requires gradual increase, leading to more adverse side effects and eventual resistance to its therapeutic action. This greatly limits patient benefit. Therefore, physicians and researchers have sought levodopa-sparing strategies in patients with early-stage disease to delay the need for levodopa.

PD is also treated by Deep Brain Stimulation (“DBS”), which consists of implanting electrodes deep into the brain to provide permanent electrical stimulation to specific areas of the brain and to cause a delay in the activity in those areas. However, DBS is problematic as it may be associated with significant treatment morbidity such as bleeding in the brain, infection and depression. In addition, similar to drug therapy, DBS focuses on treating the symptoms of PD and does not provide a cure.

There is a greatly unsatisfied need for novel approaches towards management of PD, primarily to control levodopa-induced adverse side effects and motor fluctuations, and potentially to delay the onset of disease-related dementia.

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

In October 2016 we were granted United States Patent No. 9,474,787 titled "Mesenchymal Stem Cells for the Treatment of CNS Diseases. "The allowed claims cover mesenchymal stem cells that secrete neurotrophic factors, including brain-derived neurotrophic factor (BDNF) and glial derived neurotrophic factor (GDNF), as well as a pharmaceutical compositions comprising these factors.

We have pending patent applications as follows:

A.    The Israeli Subsidiary is the sole owner of United States Provisional patent application Serial No. 61/679,822, filed August 6, 2012, entitled "Methods of Generating Mesenchymal Stem Cells Which Secrete Neurotrophic Factors.”. This application has now been filed as International Application No.: PCT IL2013/050660 and is currently pending as National Phase in the US, EU, Israel, Canada, Brazil and Japan.

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

The Israeli Subsidiary is the sole owner of United States Provisional patent application Serial No. 61/938,172, filed February 11, 2014, entitled "Methods Qualifying Cells.”. This application has now been filed as International Application No.: PCT/IL2015/050159

B.     The Israeli Subsidiary is co-owner, with Ramot, in the invention entitled “Mesenchymal Stem Cells for the Treatment of CNS Diseases”, filed as a PCT application on May 26, 2009, currently pending as National Phase patent applications in the following countries:

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

Employees

We currently have 22 employees, 19 of whom are full-time. None of our employees is represented by a labor union.

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

To date the Company has not generated revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

Such conditions raise substantial doubts about the Company's ability to continue as a going concern. Management’s plan includes raising funds from outside potential investors. However, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern. Should we raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges (including registrations rights) senior to those of the rights of our Common Stock and our stockholders will experience additional dilution.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

As described in Note 1 of our 2016 financial statements incorporated herein by reference, our auditors in their audit opinion have expressed concern with respect to our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

As a development stage company, we are in the early stages of executing our business plan. We had no operational revenues for the fiscal years ended December 31, 2016 or December 31, 2015. Our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. We are currently in the process of introducing the Company to strategic partners. In the upcoming three years, the Company will focus on clinical trials. We are unable at this time to foresee when we will generate operational revenues from strategic partnerships or otherwise. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have an adverse impact on our working capital, total assets and stockholders’ equity, and we may never achieve profitability.

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

As part of the clinical trials with Hadassah, we pay $31,250 per month per clean room for rental and operation of 2 clean room facilities at Hadassah facilities in Jerusalem.

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

Quarter Ended	High	Low

December 31, 2016	$3.08	$2.06
September 30, 2016	$3.87	$2.27
June 30, 2016	$2.78	$2.09
March 31, 2016	$3.25	$1.90
December 31, 2015	$3.13	$2.22
September 30, 2015	$3.68	$2.17
June 30, 2015	$5.43	$3.54
March 31, 2015	$8.47	$3.75

The source of these high and low prices is the Nasdaq Capital Market. The high and low prices listed have been rounded up to the next highest two decimal places. All sales prices are adjusted to reflect our September 15, 2014 one-for-fifteen reverse stock split.

Record Holders

As of March 24, 2017, there were approximately 41 holders of record of our Common Stock.

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

Company Overview

We are a biotechnology company developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as ALS, MS, and PD among others. These diseases for the most part have no or limited treatment options and as such represent unmet medical needs. We believe that NurOwn®, our proprietary process for the propagation of MSC and their differentiation into neurotrophic factor-secreting cells, and their transplantation at, or near, the site of damage, offers the hope of more effectively treating neurodegenerative diseases. Our core technology was developed in collaboration with Prof. Daniel Offen of the Felsenstein Medical Research Center of Tel Aviv University and the late Prof. Eldad Melamed, who passed away in October 2015, and was former head of Neurology of the Rabin Medical Center and former member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson's Research. Our wholly-owned Israeli Subsidiary holds rights to commercialize the technology, through a licensing agreement with Ramot. We currently employ 20 employees in Israel and 2 in the United States.

Results of Operations

For the period from inception (September 22, 2000) until December 31, 2016, the Company did not generate any revenues from operations. The Company does not expect to earn revenues from operations until at least 2020, if ever. In addition, the Company incurred operating costs and expenses of approximately $5,083,000 during the year ended December 31, 2016.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the year ended December 31, 2016 were $2,250,000, a decrease of $2,699,000 compared to $4,949,000 for the year ended December 31, 2015. Included in these amounts were OCS research and development grants that are recorded as an offset to expenses as well as stock based compensation expenses. OCS grants included as an offset were $1,185,000 in 2016 and $1,386,000 in 2015 while stock based compensation expenses included in research and development expenses were $96,000 in 2016 and $130,000 in 2015. Excluding OCS grants and stock based compensation expenses, research and development expenses decreased by $2,884,000 from $6,313,000 in 2015 to $3,429,000 in 2016.

This decrease is primarily due to a decrease of $3,353,000 to $993,000 for the year ended December 31, 2016, from $4,346,000 for the year ended December 31, 2015 for costs of activities related to the U.S. Clinical Trial, primarily due to lower payments to the Mayo Clinic and to our PRC Clinical (our US CRO) offset by an increase of $482,000 in the costs of activities related to the Israeli clinical trials and costs of materials as well as net increase of $173,000 of various other expenses.

General and Administrative

General and administrative expenses for the years ended December 31, 2016 and 2015 were $2,833,000 and $3,587,000, respectively. The decrease of $754,000 in general and administrative expenses is mainly due to: (i) an increase of $75,000 in payroll expenses and consultants, (ii) a decrease of $178,000 in the cost of our investor relations and public relations activities, our Delaware Franchise tax and rent, and (iii) a decrease of $651,000 of various other expenses.

Financial Expenses

The financial income of $101,000 for the year ended December 31, 2016 is mainly due to interest earned on our cash, cash equivalents and short term deposits. Financial expenses for the year ended December 31, 2015 were $48,000.

Net Loss

Net loss for the year ended December 31, 2016 was $4,982,000, as compared to a net loss of $8,488,000 for the year ended December 31, 2015. Net loss per share for the year ended December 31, 2016 was $0.27, compared to net loss per share of $0.46 for the year ended December 31, 2015.

The decrease in the net loss for the year ended December 31, 2016 compared to the year ended December 31, 2015 is due to a decrease in our research and development expenses and general and administrative expenses offset by an increase in our financial expenses as explained above.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the year ended December 31, 2016 was 18,663,162, compared to 18,405,610 for the year ended December 31, 2015.

The increase in the weighted average number of shares of Common Stock used in computing basic loss per share for the year ended December 31, 2016 was due to the issuance of shares to service providers and directors.

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

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants and the issuance of convertible promissory notes. At December 31, 2016, the Company had net working capital of $9,580,000 including cash, cash equivalents and short term bank deposits amounting to $9,990,000.

Net cash used in operating activities for the year ended December 31, 2016 was $5,858,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash provided by investing activities for the year ended December 31, 2016 was $5,977,000 representing primarily a net decrease in short-term deposits.

Net cash provided by financing activities for the year ended December 31, 2016 was $0.

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

Our material cash needs for the next 12 months will include (i) costs of the clinical trial in the U.S. (ii) employee salaries, (iii) costs expected for the upcoming multi-dose clinical trial, (iv) payments to Hadassah for rent and operation of the GMP facilities, and (v) fees to our consultants and legal advisors, patents, and fees for facilities to be used in our research and development.

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

AS OF DECEMBER 31, 2016

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BRAINSTORM CELL THERAPEUTICS Inc.

We have audited the accompanying consolidated balance sheet of BRAINSTORM CELL THERAPEUTICS Inc. and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statement of income, stockholders' deficiency, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

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
March 29, 2017

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	December 31,
	2016	2015
	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$547	$428
Short-term deposit	9,443	15,527
Account receivable (Note 4)	306	759
Prepaid expenses and other current assets	148	74
Total current assets	10,444	16,788

Long-Term Assets:
Prepaid expenses and other long-term assets	25	21
Property and Equipment, Net (Note 5)	297	271
Total Long-Term Assets	322	292

Total assets	$10,766	$17,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payables	$345	$1,169
Accrued expenses	152	1,500
Other accounts payable	367	283
Total current liabilities	864	2,952

Total liabilities	$864	$2,952

Stockholders’ Equity:
Stock capital: (Note 8)	11	11
Common stock of $0.00005 par value - Authorized: 100,000,000 shares at December 31, 2016 and December 31, 2015 respectively; Issued and outstanding: 18,687,987 and 18,643,288 shares at December 31, 2016 and December 31, 2015 respectively.
Additional paid-in-capital	85,014	84,258
Accumulated deficit	(75,123)	(70,141)
Total stockholders’ equity	9,902	14,128

Total liabilities and stockholders’ equity	$10,766	$17,080

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands

(Except share data)

	Year ended
	December 31,
	2016	2015
	U.S. $ in thousands

Operating expenses:

Research and development, net (Note 9)	$2,250	$4,949
General and administrative	2,833	3,587

Operating loss	(5,083)	(8,536)

Financial expenses (income), net	(101)	(48)

Taxes on income (Note 10)	-	-

Net loss	$(4,982)	$(8,488)
Basic and diluted net loss per share from continuing operations	$(0.27)	$(0.46)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	18,663,162	18,405,610

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands

(Except share data and exercise prices)

				Additional		Total
	Common stock			paid-in	Accumulated	stockholders’
	Number	Amount		capital	Deficit	Equity

Balance as of January 1, 2015	15,281,497	$11		$68,317	$(61,653)	$6,675

Stock-based compensation related to warrants and stock granted to service providers	27,411	-		108	-	108
Stock-based compensation related to stock and options granted to directors and employees	77,332	-		835	-	835
Exercise and reissuance of warrants	2,546,667	(*	)	12,409	-	12,409
Exercise of liability classified warrants	29,000	(*	)	145	-	145
Exercise of equity classified warrants	536,382	(*	)	2,333	-	2,333
Exercise of options	44,999	(*	)	109	-	109
Exercise of warrants by Hadasit (Note 8.B.3.(b))	100,000	(*	)	2	-	2
Net loss	-	-		-	(8,488)	(8,488)

Balance as of December 31, 2015	18,643,288	$11		$84,258	$(70,141)	$14,128

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

U.S. dollars in thousands

(Except share data)

				Additional		Total
	Common stock			paid-in	Accumulated	stockholders’
	Number	Amount		capital	Deficit	equity

Balance as of January 1, 2016	18,643,288	$11		$84,258	$(70,141)	$14,128

Stock-based compensation related to warrants and stock granted to service providers	36,033	(*	)	121	-	121
Stock-based compensation related to stock and options granted to directors and employees	8,666	-		635	-	635
Net loss	-	-		-	(4,982)	(4,982)

Balance as of December 31, 2016	18,687,987	$11		$85,014	$(75,123)	$9,902

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended
	December 31,
	2016	2015
	U.S. $ in thousands

Cash flows from operating activities:

Net loss	$(4,982)	$(8,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	77	87
Expenses related to shares and options granted to service providers	121	108
Amortization of deferred Stock-based compensation related to options granted to employees and directors	635	835

Decrease in accounts receivable and prepaid expenses	379	204

Decrease in trade payables	(824)	(373)
Increase (decrease) in other accounts payable and accrued expenses	(1,264)	212
Revaluation of warrants	-	7

Total net cash used in operating activities	$(5,858)	$(7,408)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended
	December 31,
	2016	2015
	U.S. $ in thousands

Cash flows from investing activities:
Purchase of property and equipment	(103)	(45)
Changes in short-term deposit	6,084	(11,237)
Investment in lease deposit	(4)	(1)

Total net cash provided by (used in) investing activities	$5,977	$(11,283)

Cash flows from financing activities:
Proceeds from exercise of warrants and options	-	2,459
Proceeds from equity offering through issuances of equity warrants and common stock through the exercise of previously issued equity warrants	-	12,409

Total net cash provided by financing activities	$-	$14,868

Increase (decrease) in cash and cash equivalents	119	(3,823)

Cash and cash equivalents at the beginning of the period	$428	$4,251

Cash and cash equivalents at end of the period	$547	$428

Non-cash financing activities:
Stock issued for warrants exchange		-
Exercise of liability classified warrants	-	130
	-	$130

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 1 - GENERAL

A.	Brainstorm Cell Therapeutics Inc. (formerly: Golden Hand Resources Inc. - the “Company”) was incorporated in the State of Washington on September 22, 2000. The Company currently holds two wholly owned subsidiaries; Brainstorm Cell Therapeutics Ltd. (“BCT”), an Israeli Company which currently conducts all of the research and development activities of the Company, and Brainstorm Cell Therapeutics UK Ltd. (“Brainstorm UK”). Brainstorm UK acts on behalf of the parent Company in the EU. Brainstorm UK is currently inactive.

The Common Stock is publicly traded on the NASDAQ Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. (“Ramot”), (see Note 3). Using this technology the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amytrophic Lateral Scelorosis (ALS, also known as Lou Gherig Disease), Multiple Sclerosis (MS) and Parkinson’s disease. The Company developed a proprietary process, called NurOwn, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases.

The process is currently autologous, or self-transplanted.

C.	NurOwn is in clinical development for the treatment of ALS. The Company has completed two single dose clinical trials of NurOwn in Israel, a phase 1/2 trial with 12 patients and a phase 2a trial with additional 12 patients. In July 2016 the Company announced the results of its phase 2 trial which was conducted in three major medical centers in the US. This single dose trial included 48 patients randomized in a 3:1 ratio to receive NuOwn or placebo. Future development of NurOwn for ALS will require additional clinical trials typically required to provide an adequate basis for regulatory approval and product labeling. These additional trials will include the administration of repeated doses to ALS patients enrolled in these trials.

D.	On September 15, 2014 the Company completed a reverse stock split of the Company’s shares of Common Stock by a ratio 1-for-15. The Company adjusted all ordinary shares, options, warrants, per share data and exercise prices included in these financial statements for all periods presented to reflect the reverse stock split. On August 26, 2015 the shareholders of the Company approved a reduction of the number of authorized shares of Common Stock of the Company from 800,000,000 to 100,000,000.

GOING CONCERN:

To date the Company has not generated revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Management’s plan includes raising funds from outside potential investors. However, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

The functional currency of the Company is the U.S dollar (“dollar”) since the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. Part of the transactions of BCT is recorded in new Israeli shekels (“NIS”); however, a substantial portion of BCT’s costs are incurred in dollars or linked to the dollar. Accordingly, management has designated the dollar as the currency of BCT’s primary economic environment and thus it is their functional and reporting currency.

Transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been re-measured to dollars in accordance with the provisions of ASC 830-10 (formerly Statement of Financial Accounting Standard 52), “Foreign Currency Translation”. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360-10 (formerly Statement of Financial Accounting Standard 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During 2016 and 2015, no impairment losses were identified.

H.	Accrued post-employment benefit

The majority of the Company’s employees in Israel have agreed to Section 14 of Israel’s Severance Pay Law, 5723-1963 (“Section 14”). Pursuant to Section 14, those of the Company’s employees that are covered by this section are entitled only to an amount of severance pay equal to monthly deposits, at a rate of 8.33% of their monthly salary, made on their behalf by the Company. Payments in accordance with Section 14 release the Company from any future severance liabilities in respect of those employees. Neither severance pay liability nor severance pay funds under Section 14 for such employees is recorded on the Company’s balance sheet.

I.	Fair value of financial instruments:

The carrying values of cash and cash equivalents, accounts receivable and prepaid expenses, trade payables and other accounts payable approximate their fair value due to the short-term maturity of these instruments.

J.	Accounting for stock-based compensation:

In accordance with ASC 718-10 (formerly Statement of Financial Accounting Standards 123 (Revised 2004)) the Company estimates the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

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

Basic net loss per share is computed based on the weighted average number of shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares outstanding during each year, plus the dilutive potential of the Common Stock considered outstanding during the year, in accordance with ASC 260-10 (formerly Statement of Financial Accounting Standard 128), “Earnings per Share”.

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2016 and December 31, 2015, since all such securities have an anti-dilutive effect.

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

The Company accounts for income taxes in accordance with ASC 740-10 (formerly Statement of Financial Accounting Standard 109), “Accounting for Income Taxes”. This Statement requires the use of the liability method of accounting for income taxes, whereby deferred tax asset and liability account balances are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and BCT provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 3 - RESEARCH AND LICENSE AGREEMENT

The Company has a Research and License Agreement, as amended and restated, with Ramot. The Company obtained a waiver and release from Ramot pursuant to which Ramot agreed to an amended payment schedule regarding the Company’s payment obligations under the Research and License Agreement and waived all claims against the Company resulting from the Company’s previous defaults and non-payment under the Research and License Agreement. The waiver and release amended and restated the original payment schedule under the original agreement providing for payments during the initial research period and additional payments for any extended research period.

The Company is to pay Ramot royalties on Net Sales on a Licensed Product by Licensed Product and jurisdiction by jurisdiction basis as follows:

a)	So long as the making, producing, manufacturing, using, marketing, selling, importing or exporting of such Licensed Product is covered by a Valid Claim or is covered by Orphan Drug Status in such jurisdiction – 5% of all Net Sales.

b)	In the event the making, producing, manufacturing, using, marketing, selling, importing or exporting of such Licensed Product is not covered by a Valid Claim and not covered by Orphan Drug status in such jurisdiction – 3% of all Net Sales until the expiration of 15 years from the date of the First Commercial Sale of such Licensed Product in such jurisdiction.

NOTE 4 - ACCOUNTS RECEIVABLE

	December 31,
	2016	2015

Grants receivable from the CSO	$154	$607
Government institutions and other	152	152
	$306	$759

NOTE 5 - PROPERTY AND EQUIPMENT

	December 31,
	2016	2015

Cost:
Office furniture and equipment	$73	$73
Computer software and electronic equipment	182	169
Laboratory equipment	702	610
Leasehold improvements	716	716
	1,673	1,568
Accumulated depreciation:
Office furniture and equipment	18	13
Computer software and electronic equipment	166	149
Laboratory equipment	492	444
Leasehold improvements	700	691
	1,376	1,297
Depreciated cost	$297	$271

Depreciation expenses for the years ended December 31, 2016 and December 31, 2015 were $77 and $87, respectively.

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

The facilities and vehicles of the Company and BCT are rented under operating leases that expire on various dates. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2016 are as follows:

Period ending December 31,	Facilities	Vehicles	Total
2017	$104	$6	$110
2018	55	-	55
2019	57	-	57
2020	43	-	43
	$259	$6	$265

Total facilities rent expense for the years ended December 31, 2016 and 2015 were $182 and $160, respectively.

C.	Commitments to pay royalties to the Chief Scientist:

BCT obtained from the Chief Scientist of the State of Israel grants for participation in research and development for the years 2007 through 2016, and, in return, BCT is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of Libor per annum.

Through the year ended December 31, 2016, total grants obtained amounted to $1,669.

NOTE 7 - SHORT TERM INVESTMENTS

Short term investments on December 31, 2016 and December 31, 2015 include bank deposits bearing annual interest rates varying from 0.15% to 1.48%, with maturities of up to 1 and 6 months as of December 31, 2016 and 2015.

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

On September 28, 2015 the Company granted to its Chief Executive Officer an option to purchase 369,619 shares of Common Stock at an exercise price of $2.45 per share. The option vested over 12 months until fully vested on August 28, 2016.

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

On November 25, 2004, the Company’s stockholders approved the 2004 Global Stock Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) and on March 28, 2005, the Company’s stockholders approved the 2005 U.S. Stock Option and Incentive Plan, and the reservation of 609,564 shares of Common Stock for issuance in the aggregate under these stock plans.

In June 2008, June 2011 and in June 2012, the Company’s stockholders approved increases in the number of shares of common stock available for issuance under these stock option plans by 333,333, 333,333 and 600,000 shares, respectively

Each option granted under the plans is exercisable until the earlier of ten years from the date of grant of the option or the expiration dates of the respective option plans. The 2004 and 2005 options plans expired on November 25, 2014 and March 28, 2015, respectively.

On August 14, 2014, the Company’s stockholders approved the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) and the 2014 Stock Incentive Plan (The Plans).

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

The Company accounts for shares and warrant grants issued to non-employees using the guidance of ASC 505-50, “Equity-Based Payments to Non-Employees” (EITTF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”), whereby the fair value of such option and warrant grants is determined using a Black-Scholes options pricing model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

	For the year ended December 31, 2016			For the year ended December 31, 2015
	Amount of options	Weighted average exercise price	Aggregate intrinsic value	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$		$	$
Outstanding at beginning of period	1,002,451	2.6072		792,110	3.4545
Granted	70,667	0.75		611,952	2.4293
Exercised	-	-		(45,000)	2.3833
Cancelled	(198,277)	4.0691		(356,611)	4.2124

Outstanding at end of period	874,841	2.1258	362,336	1,002,451	2.6072	253,444
Vested and expected-to-vest at end of period	839,509	2.1837	299,088	611,761	2.7354	76,240

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on December 31, 2016 and December 31, 2015 and the exercise price, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 8 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

a)	Options to employees and directors: (Cont.)

The options outstanding as of December 31, 2016 and December 31, 2015, have been separated into exercise prices, as follows:

	Options outstanding		Weighted average remaining contractual Life - Years		Options exercisable as of
Exercise price	As of December 31,		As of December 31,		As of December 31,
	$2016	2015	2016	2015	2016	2015

0.75	213,665	143,000	8.67	9.18	178,333	95,889
1.005	6,445	6,445	2.50	3.50	6,445	6,445
2.25	137,000	143,666	4.72	5.47	137,000	143,666
2.45	369,619	369,619	8.75	9.75	369,619	123,206
2.70	93,333	95,555	6.54	7.55	93,333	80,889
3.17	25,779	82,500	0.12	9.58	25,779	-
3.90	15,000	15,000	5.59	6.59	15,000	15,000
4.50	-	126,666	-	0.75	-	126,666
4.80	2,000	2,000	3.11	4.12	2,000	2,000
5.85	6,000	6,000	0.5	1.5	6,000	6,000
6.00	-	6,000	-	0.47	-	6,000
7.05	6,000	6,000	0.22	1.22	6,000	6,000

	874,841	1,002,451	7.38	7.44	839,509	611,761

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the year ended December 31, 2016 and 2015 amounted to $635 and $835, respectively.

The fair value of the options is estimated at the date of grant using Black-Scholes options pricing model with the following assumptions used in the calculation:

	Year ended December 31,
	2016	2015

Expected volatility	75%-77%	78%-115%
Risk-free interest	1.20%-1.27%	1.42%-2.02%
Dividend yield	0%	0%
Expected life of up to (years)	5.25	5.26-6.09

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 8 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

3.	Shares and warrants to investors and service providers:

The Company accounts for shares and warrant grants issued to non-employees using the guidance of ASC 505-50, “Equity-Based Payments to Non-Employees” (EITTF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”), whereby the fair value of such option and warrant grants is determined using a Black-Scholes options pricing model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

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

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through
Nov-Dec 2004	973,390	959,734	13,656	-	0.00075 - 0.15	-	-
Feb-Dec 2005	203,898	32,011	171,887	-	2.25 - 37.5	-	-
Feb-Dec 2006	112,424	48,513	63,911	-	0.075 – 22.5	-	-
Mar-Nov 2007	180,220	-	66,887	113,333	2.25 - 7.05	113,333	Mar 2017–Oct 2017
Nov 2008	6,667	-	-	6,667	2.25	6,667	Sep-18
Apr-Oct 2009	26,667	6,667	-	20,000	1.005 – 1.5	20,000	Apr 2019– Oct 2019
Aug 2007- Jan 2011	2,016,667	-	-	2,016,667	3 - 4.35	2,016,667	Nov-17
Jan 2010	83,333	-	83,333	-	7.5	-	-
Feb 2010	8,333	8,333	-	-	0.15	-	-
Feb 2010	200,000	-	200,000	-	7.5	-	-
Feb 2010	100,000	100,000	-	-	0.015	-	-
Feb 2011	42,735	-	42,735	-	5.85	-	-
Feb 2011	427,167	63,122	364,044	-	4.2	-	-
Feb 2011	854,333	-	854,333	-	7.5	-	-
Jul 2012	32,931	-	32,931	-	5.22	-	-
Jul 2012	990,949	687,037	303,911	-	4.35	-	-
Feb 2013	55,556	-	55,556	-	7.5	-	-
April 2010-2014	12,889	8,889	4,000	-	0.00075	-	-
Aug 2013	1,147,471	-	1,147,471	-	3.75	-	-
Aug 2013	29,000	29,000	-	-	0.525	-	-
Jun 2014	2,800,000	2,546,667	-	253,333	5.22	253,333	Jun-17
Jun 2014	84,000	-	-	84,000	4.5	84,000	Jun-17
Jan 2015	3,858,201	-	-	3,858,201	6.5	3,858,201	Jun-18
	14,246,831	4,489,973	3,404,655	6,352,201		6,352,201

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 8 - STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

3.	Shares and warrants to service providers: (Cont.):

(b)	Shares: (Cont.):

A summary of the Company’s stock awards activity related to shares issued to service providers is as follows:

	Year ended December 31,		Year ended December 31,
	2016		2015
	Amount of shares	Weighted average issue price	Amount of shares	Weighted average issue price
		$		$
Outstanding at beginning of period	891,197	4.07	863,786	4.07
Issued	36,033	3.35	27,411	3.94
Outstanding at end of period	927,230	4.04	891,197	4.07

Stock-based compensation and issuance of shares recorded by the Company in respect of shares and warrants granted to service providers amounted to $121 and $108 for the years ended December 31, 2016 and 2015, respectively.

4.	Stock Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees and service providers was comprised, at each period, as follows:

	Year ended December 31,
	2016	2015

Research and development	$96	$130
General and administrative	660	813
Total stock-based compensation expense	$756	$943

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 9 - RESEARCH AND DEVELOPMENT, NET

	Year ended December 31,
	2016	2015
	U.S. $ in thousands

Research and development	$3,435	$6,335
Less : Participation by the Israeli Office of the Chief Scientist	(1,185)	(1,386)
	$2,250	$4,949

NOTE 10 - TAXES ON INCOME

A.	Tax rates applicable to the income of the Israeli subsidiary:

BCT is subject to a tax rate of 25% in 2016. In 2017 and 2018 the tax rate is expected to decrease to 24% and 23%, respectively.

Such tax rate changes have no significant impact on the Company’s financial statements.

The Company is subject to a blended US tax rate (Federal as well as State Corporate Tax) of 40% in 2015, 2016 and thereafter.

B.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2016	2015
	U.S. $ in thousands

Operating loss carryforward	$39,967	$34,672

Net deferred tax asset before valuation allowance	13,333	11,778
Valuation allowance	(13,333)	(11,778)
Net deferred tax asset	$-	$-

As of December 31, 2016, the Company has provided valuation allowances of $13,333 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10 - TAXES ON INCOME (Cont.):

C.	Available carryforward tax losses:

As of December 31, 2016, the Company has an accumulated tax loss carryforward of approximately $39,967. Carryforward tax losses in Israel are of unlimited duration and carryforward tax losses in the U.S. can be carried forward and offset against taxable income in the future for a period of 20 years. Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

D.	Loss from continuing operations, before taxes on income, consists of the following:

	Year ended December 31,
	2016	2015
	U.S. $ in thousands

United States	$(1,451)	$(2,842)
Israel	(3,531)	(5,646)
	$(4,982)	$(8,488)

E.	Due to the Company’s cumulative losses, the effect of ASC 740 as codified from ASC 740-10 (formerly FIN 48) is not material.

NOTE 11 -TRANSACTIONS WITH RELATED PARTIES

	Year ended December 31,
	2016	2015
	U.S. $ in thousands

Fees and related benefits and compensation expenses in respect of options granted to a member of the Board	$134	$161

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2016 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated 1992 Framework.

Based on our assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

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

Name	Age	Position
Chaim Lebovits	46	President and Chief Executive Officer
Dr. Ralph Kern	59	Chief Operating Officer and Chief Medical Officer
Alla Patlis	30	Interim Chief Financial Officer
Uri Yablonka	40	Executive Vice President, Chief Business Officer and Director
Dr. Irit Arbel	57	Chairperson and Director
Dr. June S. Almenoff	60	Director
Arturo O. Araya	46	Director
Mordechai Friedman	64	Director
Alon Pinkas	55	Director
Chen Schor	44	Director
Dr. Robert Shorr	63	Director
Malcolm Taub	71	Director

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

Dr. Ralph Kern joined the Company on March 6, 2017 as Chief Operating Officer and Chief Medical Officer. Prior to joining the Company, Dr. Kern was Senior Vice President, Head Worldwide Medical at Biogen Inc. since 2016. Prior positions at Biogen Inc. include Vice President, Head of Global Therapeutic Areas from 2015 to 2016 and Vice President, Head of Global Medical Neurology in 2015. Dr. Kern has also served Novartis Pharmaceuticals Corporation as Vice President, Head Neuroscience Medical Unit from 2014 to 2015 and as Vice President, Head MS Medical Unit from 2011 to 2014. He also worked for Genzyme Corporation from 2006 to 2011 where he served as Global Medical Director, Personalized Genetic Health (2010-2011), Head of Medical Affairs, Canada (2006-2008), General Manager, Fabry Disease (2008-2010) and Head of Medical Affairs, Canada (2006-2008). He also served as University Neurology Program Director at the University of Toronto (2003-2006), Consultant Neurologist at Mount Sinai Hospital (2001-2006) and Director, EMG, EEG and Evoked Potential Laboratory at The Credit Valley Hospital (1988-2001).

Alla Patlis joined the Company on December 23, 2012 as Controller. From May 13, 2015 to July 30, 2015 and November 14, 2016 to present the Company appointed Ms. Patlis as its Interim Chief Financial Officer during the search for a new Chief Financial Officer, and she currently serves in that capacity. Prior to joining the Company, from 2010 to December 2012, Ms. Patlis was Audit Senior of technology, media and telecommunications industries at Brightman Almagor Zohar & Co. (Certified Public Accountants, A Member of Deloitte Touche Tohmatsu Limited). Ms. Patlis holds an MBA and a Bachelor’s degree in Accounting & Economics from Tel Aviv University.

Uri Yablonka joined the Company on June 6, 2014 as Chief Operating Officer and as a member of the Board of Directors. On March 6, 2017 he was appointed Executive Vice President, Chief Business Officer and ceased to serve as the Company’s Chief Operating Officer. Prior to joining the Company, Mr. Yablonka served since December 2010 as owner and General Manager of Uri Yablonka Ltd., a business consulting firm. He also served since January 2011 as Vice President, Business Development at ACC International Holdings Ltd. (Holdings). Holdings is also an affiliate of ACCBT Corp. Prior to serving with Holdings, Mr. Yablonka served as Senior Partner of PM-PR Media Consulting Ltd. From 2008 to January 2011, Mr. Yablonka was Senior Partner at PM-PR Media Consulting Ltd., where he led public relations and strategy consulting for a wide range of governmental and private organizations.  From 2002 to 2008, he served as a correspondent at the Maariv Daily News Paper, including extensive service as a Diplomatic Correspondent.  We believe that Mr. Yablonka’s skills and experience provide the variety and depth of knowledge, judgment and vision necessary for the effective oversight of the Company.  His experience in business consulting and development and media experience are expected to be valuable to the Company in its current stage of growth and beyond, and his governmental experience can provide valuable insight into issues faced by companies in regulated industries such as ours. We believe that these skills and experiences qualify Mr. Yablonka to serve as a director of the Company.

Dr. Irit Arbel, one of the Company's co-founders, joined the Company in May 2004 as a director and served as President of the Company for six months. Currently, Dr. Arbel is the Chairperson of the Board and the Chair of the Governance, Nominating and Compensation Committee. Dr. Arbel serves as Executive Vice President, Research and Development at Savicell Diagnostic Ltd. since July 2012. Savicell Diagnostic Ltd. is a biotechnology company and is a wholly-owned subsidiary of Online Disruptive Technologies, Inc. From 2009 through 2011, Dr. Arbel served as Chairperson of Real Aesthetics Ltd., a company specializing in cellulite ultrasound treatment, and BRH Medical, developer of medical devices for wound healing. She was also Director of M&A at RFB Investment House, a private investment firm focusing on early stage technology related companies. Previously, Dr. Arbel was President and Chief Executive Officer of Pluristem Life Systems, a biotechnology company, and prior to that, Israeli Sales Manager of Merck, Sharp & Dohme, a pharmaceutical company. Dr. Arbel earned her Post Doctorate degree in 1997 in Neurobiology, after performing research in the area of Multiple Sclerosis. Dr. Arbel also holds a Chemical Engineering degree from the Technion, Israel's Institute of Technology. We believe that Dr. Arbel possesses specific attributes that qualify her to serve on our Board of Directors including Dr. Arbel’s extensive experience in the biotechnology field and significant leadership skills as a chief executive officer. Dr. Arbel previously served as our President, which service has given her a deep knowledge of the Company and its business and directly relevant management experience.

Dr. June S. Almenoff joined the Company on February 26, 2017 as a director.  Dr. Almenoff is an accomplished executive with 20 years of experience in the pharmaceutical industry. She recently served as President and CMO of Furiex Pharmaceuticals (from 2010 to 2014). During her 4-year tenure, the company’s valuation increased approximately ten-fold, culminating in its acquisition by Actavis plc for approximately $1.2 billion in 2014. Furiex’s lead product, eluxadoline (Viberzi TM), a novel gastrointestinal drug, has recently been approved in both the US and EU. Prior to joining Furiex, Dr. Almenoff was at GlaxoSmithKline (GSK) from 1997-2010, where she held various positions of increasing responsibility. During her time at GSK, she was a Vice President in the Clinical Safety organization, chaired a PhRMA-FDA working group and worked in the area of scientific licensing. Dr. Almenoff also led the development of pioneering systems for minimizing risk in drug development which have been widely adapted by industry and regulators. Dr. Almenoff is currently an independent biopharma consultant and Board Director. Her areas of expertise include translational medicine, clinical development and commercial strategy. She is Executive Chair of RDD Pharma, a private, clinical-stage biopharma company (since 2015) and an Independent Director of Tigenix NV (Nasdaq: TIG) since 2016, and Ohr Pharmaceuticals (Nasdaq: OHRP) since 2013. She serves on the Scientific Advisory Board of Redhill Biopharma (Nasdaq: RDHL). She is on the advisory boards of several private life-sciences companies and the investment advisory board of the Harrington Discovery Institute. Dr. Almenoff received her B.A. cum laude from Smith College and graduated with AOA honors from the M.D.-Ph.D. program at the Icahn (Mt. Sinai) School of Medicine. She completed post-graduate medical training at Stanford University Medical Center (Internal Medicine, Infectious Diseases) and served on the faculty of Duke University School of Medicine. She is a Consulting Professor at Duke and a Fellow of the American College of Physicians. We believe that Dr. Almenoff possesses specific attributes that qualify her to serve on our Board of Directors including her valuable leadership skills and her deep knowledge of pharmaceutical product development.

Arturo O. Araya joined the Company on February 26, 2017 as a director. From 2002 to 2016, Mr. Araya worked for Novartis Pharmaceutical Corporation, where he served as the Vice President and Head of Global Commercial for Novartis’ Cell and Gene Therapies Unit (June 2014 to July 2016), where he led a cross-functional team to globally commercialize a portfolio of cell and gene therapies. In his prior role as Novartis’ Global Brand Leader for CTL019 (September 2012-May 2014), a CAR-T therapy, he was responsible for developing early launch plans, including worldwide and multiple indication forecasts and resource modeling. He has lead the Oncology Unit for Novartis in seven countries (March 2002-August 2012).  Prior to his tenure at Novartis, Mr. Araya was with Bristol-Myers Squibb Company (1999-2002), most recently as Associate Director of Marketing Intelligence, Business Development & Licensing.  He earned an M.B.A. from the University of Michigan, and an M.A. and B.S. in Engineering from the University of Connecticut. We believe that Mr. Araya possesses specific attributes that qualify him to serve on our Board of Directors including his extensive experience in biotechnology and valuable leadership skills.

Mordechai Friedman joined the Company on April 4, 2011 as a director and as Chair of the Audit Committee of the Board. Mr. Friedman currently serves as director of Triple-M Power Plants Ltd. From 2013 to 2014, Mr. Friedman served as Chief Executive Officer of Israel Financial Levers Ltd, an Israeli real estate company traded on the Tel-Aviv Stock Exchange. From 2007 through 2010, Mr. Friedman served as the Chairman of the Board of The Israel Electric Corp., an electric utility company. From 2005 to 2007, Mr. Friedman served as Deputy Chairman of Brightman Almagor Zohar CPAs, the Israel Member Firm of Deloitte Touché Tohmatsu. Mr. Friedman has been a partner and director in several business ventures and companies in Israel and abroad in the transportation, consumer business, telecommunication and energy industries. Mr. Friedman currently serves as a director in the following public company (traded on the Tel-Aviv Stock Exchange): Elco Holdings Ltd. (Chairman of the Board). Mr. Friedman holds a B.A. in Economics and Accounting from Tel Aviv University. We believe that Mr. Friedman possesses specific attributes that qualify him to serve on our Board of Directors including Mr. Friedman’s considerable experience in accounting and valuable leadership skills as a chief executive officer.

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

Chen Schor joined the Company as a director on August 22, 2011. Mr. Schor is a global industry leader with vast experience in biotechnology, medical devices, business development and private equity. Mr. Schor led multiple licensing and M&A transactions valued at over $8 billion with companies such as GlaxoSmithKline, Amgen, Pfizer, Bayer, Merck-Serono and OncoGeneX Pharmaceuticals, and raised significant funds from reputable investors. Mr. Schor has a broad range of experience in multiple therapeutic areas including Neurology, Respiratory, Oncology, Auto-Immune, Genetic Diseases, and Women’s Health. In addition to leading the global business development at Teva Pharmaceuticals, Mr. Schor played a key role in building early stage companies to regulatory approvals, IPOs and M&As. In July 2016, Mr. Schor joined resTORbio, Inc and is currently serving as Co-Founder, President, and CEO. From December 2014 to July 2016, Mr. Schor was an officer with Synta Pharmaceuticals Corp., a NASDAQ listed biopharmaceutical company. From October 2012 to December 2014, Mr. Schor served as President and CEO of Novalere, Inc. From March 2009 until September 2011, Mr. Schor served as Vice President of Business Development, global branded products at Teva Pharmaceuticals. Prior to joining Teva, Mr. Schor was Chief Business Officer at Epix Pharmaceuticals, Inc. (formerly known as Predix Pharmaceuticals, Inc.) from December 2003 until March 2009, leading the formation of more than $1.5 billion in collaborations with GlaxoSmithKline, Amgen and additional pharmaceutical companies. Prior to joining Epix, Mr. Schor was a Partner at Yozma Venture Capital from September 1998 until December 2003, managing the fund’s investments in biotechnology and medical device companies. Mr. Schor previously held positions at Arthur Anderson and BDO Consulting, an advisory firm. Mr. Schor holds an M.B.A., a B.A. in Biology, a B.A. in Economics and is a Certified Public Accountant. We believe that Mr. Schor possesses specific attributes that qualify him to serve on our Board of Directors including Mr. Schor’s extensive experience in biotechnology and significant leadership skills from his service as a partner of a venture capital firm.

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

Qualifications of Directors

The Board believes that each director has valuable individual skills and experiences that, taken together, provide the variety and depth of knowledge, judgment and vision necessary for the effective oversight of the Company. As indicated in the foregoing biographies, the directors have extensive experience in a variety of fields, including biotechnology (Drs. Arbel, Almenoff and Shorr and Mr. Schor and Mr. Araya), accounting (Mr. Friedman and Mr. Schor), foreign affairs (Mr. Pinkas), business consulting and development (Mr. Yablonka), media (Mr. Yablonka) and law (Mr. Taub), each of which the Board believes provides valuable knowledge about important elements of our business. Most of our directors have leadership experience at major companies or firms with operations inside and outside the United States and/or experience on other companies’ boards, which provides an understanding of ways other companies address various business matters, strategies and issues. As indicated in the foregoing biographies, the directors have each demonstrated significant leadership skills, including as a chief executive officer (Drs. Arbel, Almenoff and Shorr and Mr. Friedman), as the consul general of Israel to New York and as chief of staff to Ministers of Foreign Affairs of Israel (Mr. Pinkas), as a managing member of a law firm (Mr. Taub), as general manager of a business consulting firm (Mr. Yablonka) or as a partner of a venture capital firm (Mr. Schor). One of the directors has extensive public policy, government or regulatory experience, including Consul General of Israel, New York (Mr. Pinkas), which can provide valuable insight into issues faced by companies in regulated industries such as the Company. One of the directors (Dr. Arbel) has served as the President of the Company and one is currently serving as Executive Vice President, Chief Business Officer (Mr. Yablonka), which service has given each a deep knowledge of the Company and its business and directly relevant management experience. The Board believes that these skills and experiences qualify each individual to serve as a director of the Company.

Certain Arrangements

On August 22, 2011, we entered into an agreement with Chen Schor, which was amended and restated on November 11, 2011 to clarify vesting terms (as amended and restated, the “Executive Director Agreement”) pursuant to which we paid $15,000 per quarter to Mr. Schor for his services as an Executive Board Member. In accordance with the terms of the Executive Director Agreement, the Company and Mr. Schor have also entered into an amended and restated Restricted Stock Agreement on November 11, 2011, pursuant to which Mr. Schor received 61,558 shares of our restricted Common Stock under our 2005 U.S. Stock Option and Incentive Plan. The shares vested over 3 years – 20,519 shares on August 22, 2012, 20,519 shares on August 22, 2013 and 20,519 shares on August 22, 2014. On May 3, 2015, we entered into a Restricted Stock Agreement with Mr. Schor, pursuant to which Mr. Schor received a grant of 60,000 shares of our restricted Common Stock under our 2014 Stock Incentive Plan in consideration for Mr. Schor’s ongoing services as an Executive Director of the Company. The shares of restricted stock vest as follows: 20,000 on August 22, 2015, 20,000 on August 22, 2016 and 20,000 on August 22, 2017, provided that Mr. Schor is a director on each such vesting date. Mr. Schor is not entitled to any other compensation for his services as a director. On February 26, 2017 the Executive Director Agreement was terminated by mutual agreement of Chen Schor and the Company, and the Board approved that Chen Schor will receive the following compensation for his service on the Board: an annual cash award in the amount of $30,000, paid in biannual installments, that Mr. Schor will not receive annual director awards under the Amended Director Compensation Plan, but in the event that Mr. Schor serves as a member of any committee of the Board he will be entitled to committee compensation under the Director Compensation Plan; and that the restricted stock grant will continue to vest on the terms set forth in the May 3, 2015 Restricted Stock Agreement.

On June 1, 2015 pursuant to the Company’s First Amendment to the Second Amended and Restated Director Compensation Plan, we granted a stock option to Irit Arbel, the Company’s Chair of the Board of Directors, to purchase up to 6,667 shares of Common Stock at a purchase price of $0.75 per share. The option was fully vested and exercisable on the date of grant.

On February 26, 2017 pursuant to the Company’s Second Amendment to the Second Amended and Restated Director Compensation Plan, we granted a stock option to Irit Arbel, the Company’s Chair of the Board of Directors, to purchase up to 6,667 shares of Common Stock at a purchase price of $0.75 per share. The option was fully vested and exercisable on the date of grant.

Pursuant to a February 26, 2017 resolution of the Board, Dr. Almenoff receives the following compensation for her service on the Board: an annual cash award in the amount of $30,000, paid in biannual installments. Dr. Almenoff will not receive annual director awards under the Amended Director Compensation Plan, but in the event that Dr. Almenoff serves as a member of any committee of the Board she will be entitled to committee compensation under the Amended Director Compensation Plan. Dr. Almenoff has not been appointed to any Board committee at this time.

Pursuant to a February 26, 2017 resolution of the Board, Mr. Araya receives the following compensation for his service on the Board: an annual cash award in the amount of $12,500, paid in biannual installments, and an annual restricted stock award (each, an “Araya Grant”) valued at $12,500 on the date of grant, as determined based on the closing price of the Company’s common stock at the end of normal trading hours on the date of grant, or the previous closing price in the event the grant date does not fall on a business day. The Araya Grant will vest in 12 consecutive, equal monthly installments commencing on the one month anniversary of the date of grant, until fully vested on the first anniversary of the date of grant, provided Mr. Araya remains a director of the Company on each such vesting date. Each Araya Grant will be issued under the Company’s 2014 Stock Incentive Plan (or successor plan thereto, the “Plan”) and be subject to the limitations of the Plan and any SEC or Nasdaq listing requirements and any required stockholder approvals. In no event shall the number of shares issuable in any Araya Grant exceed (i) the limits imposed under NASDAQ or other applicable rules without the receipt of stockholder approval thereof or (ii) the number of available shares available for issuance under the Plan. In the event the number of shares issuable under an Araya Grant is capped as a result thereof, the Company shall use commercially reasonable efforts to seek the requisite stockholder and/or other approvals in connection with the Company’s next annual meeting of stockholders to allow the Company to issue the additional shares. If the Company seeks stockholder approval and fails to receive the requisite approval, then the Company shall have no additional liability to Mr. Araya with respect to the Company’s inability to issue additional shares or options to Mr. Araya. Mr. Araya will not receive annual director awards under the Director Compensation Plan, but in the event that Mr. Araya serves as a member of any committee of the Board he will be entitled to committee compensation under the Director Compensation Plan. Mr. Araya has not been appointed to any Board committee at this time. Mr. Araya will not receive annual director awards under the Director Compensation Plan, but in the event that Mr. Araya serves as a member of any committee of the Board he will be entitled to committee compensation under the Director Compensation Plan. Mr. Araya has not been appointed to any Board committee at this time.

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

Committees of the Board of Directors

Audit Committee

On February 7, 2008, the Board of Directors established a standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, which assists the Board of Directors in fulfilling its responsibilities to stockholders concerning our financial reporting and internal controls, and facilitates open communication among the Audit Committee, Board of Directors, outside auditors and management. The Audit Committee discusses with management and our outside auditors the financial information developed by us, our systems of internal controls and our audit process. The Audit Committee is solely and directly responsible for appointing, evaluating, retaining and, when necessary, terminating the engagement of the independent auditor. The independent auditors meet with the Audit Committee (both with and without the presence of management) to review and discuss various matters pertaining to the audit, including our financial statements, the report of the independent auditors on the results, scope and terms of their work, and their recommendations concerning the financial practices, controls, procedures and policies employed by us. The Audit Committee preapproves all audit services to be provided to us, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by the independent auditor. The Audit Committee coordinates the Board of Directors’ oversight of our internal control over financial reporting, disclosure controls and procedures and code of conduct. The Audit Committee is charged with establishing procedures for (i) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters; and (ii) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters. The Audit Committee reviews all related party transactions on an ongoing basis, and all such transactions must be approved by the Audit Committee. The Audit Committee is authorized, without further action by the Board of Directors, to engage such independent legal, accounting and other advisors as it deems necessary or appropriate to carry out its responsibilities. The Board of Directors has adopted a written charter for the Audit Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The Audit Committee currently consists of Mr. Friedman (Chair), Dr. Arbel and Mr. Pinkas each of whom is independent within the meaning of The NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act. The Board of Directors has determined that Mr. Friedman is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The Audit Committee held four meetings during the fiscal year ended December 31, 2016.

GNC Committee

On June 27, 2011, the Board of Directors established a standing Governance, Nominating and Compensation Committee (the “GNC Committee”), which assists the Board in fulfilling its responsibilities relating to (i) compensation of the Company’s executive officers, (ii) the director nomination process and (iii) reviewing the Company’s compliance with SEC corporate governance requirements. The Board has adopted a written charter for the GNC Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The GNC Committee currently consists of Dr. Arbel (Chair), Dr. Shorr and Mr. Taub, each of whom is independent as defined under applicable NASDAQ listing standards. The GNC Committee held two meetings during the fiscal year ended December 31, 2016.

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

Stockholder Nominations

During the fourth quarter of fiscal year 2016, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our Common Stock (collectively, the “Reporting Persons”), to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2016; all Reporting Persons complied with the applicable requirements of Section 16(a) of the Exchange Act. After the fiscal year ended December 31, 2016 Arturo Araya filed one late Form 4, reporting one transaction late.

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

Summary Compensation

The following table sets forth certain summary information with respect to the compensation paid during the fiscal years ended December 31, 2016 and 2015 earned by our President and Chief Executive Officer, our former Chief Executive Officer, our former Chief Financial Officer, our Interim Chief Operating Officer and our Former Chief Financial Officer (the “Named Executive Officers”). In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Summary Compensation Table

					Option		All Other
		Salary	Bonus		Awards		Compensation
Name and Principal Position	Year	($)	($)		($) (1) (2)		($)(3)	Total ($)
Chaim Lebovits (*)	2015	75,000	-		588,000	(10)	29,000	576,000
President and CEO (4)	2016	282,500	141,250	(9)	-		130,000	553,750
Tony Fiorino	2015	279,000	-		-	(11)	54,000	333,000
Former CEO (5)	2016	94,000	-		-	(11)	13,000	107,000

Yoram Bibring, Former Chief Financial Officer (6)	2015	94,000	-		194,000	(12)	16,000	304,000
	2016	99,000	-		-		43,000	142,000
Uri Yablonka (*)Executive Vice President, Chief Business Officer (7)	2015	99,000	-		33,000	(13)	51,000	183,000
	2016	100,000	-		27,000	(14)	53,000	180,000
Alla Patlis (*) (8)	2015	59,000	-		-		32,000	91,000
Interim Chief Financial Officer	2016	48,000	-		-		32,000	80,000

(*) These Named Executive Officers were paid in NIS; the amounts above are the U.S. dollar equivalent. The conversion rate used was the average of the end of month’s rate between the U.S. dollar and the NIS as published by the Bank of Israel, the central bank of Israel.

(1) The amounts shown in the “Option Awards” column represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the Named Executive Officer during fiscal 2015 and fiscal 2016. ASC 718 fair value amount as of the grant date for stock options generally is spread over the number of months of service required for the grant to vest.

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

(5) Dr. Fiorino served as the Company’s Chief Executive Officer from June 9, 2014 until September 22, 2015. Dr. Fiorino served as the Company’s Chief Medical Advisor until April 30, 2016.

(6) Mr. Bibring joined the Company as its Chief Financial Officer on July 30, 2015 and resigned effective November 14, 2016.

(7) Mr. Yablonka joined the Company as its Chief Operating Officer and director on June 6, 2014 and became its Executive Vice President, Chief Business Officer on March 6, 2017.

(8) Ms. Patlis has served as the Company’s Interim Chief Financial Officer from May 13, 2015 until July 30, 2015 and from November 14, 2016 to the present.

(9)On December 5, 2016, the Company paid Mr. Lebovits a discretionary cash bonus payment of $141,250, in recognition of his contributions to the Company’s performance in fiscal year 2016.

(10) On September 28, 2015, the Company granted to its newly appointed Chief Executive Officer an option to purchase 369,619 shares of Common Stock at an exercise price of $2.45 per share. The option was fully vested August 28, 2016.

(11) On November 10, 2015, the Company and Dr. Fiorino agreed that the unvested portion of his stock options as of October 30, 2015 (to purchase 253,333 shares) would be forfeited and that the vested portion of his stock options (to purchase 126,667 shares) would terminate on September 30, 2016.

(12) On July 30, 2015, the Company’s newly appointed Chief Financial Officer was granted an option to purchase 165,000 shares of Common Stock at an exercise price of $3.17 per share. The option would vest over 3 years. On December 15, 2015, the Company and Mr. Bibring agreed to amend the option to cancel half of the grant. The 82,500 remaining options continued to vest and become exercisable in accordance with the terms of the original grant. Effective November 14, 2016 Mr. Bibring resigned and the option terminated February 14, 2017 pursuant to its terms.

(13) On August 27, 2015, Mr. Yablonka received a grant of 13,333 stock options at an exercise price of $0.75 per share for his service as a director of the Company.

(14) Mr. Yablonka received a grant of 13,333 stock options at an exercise price of $0.75 per share on June 22, 2016 for his service as a director of the Company.

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

Mr. Lebovits also was granted a stock option (the “Grant”) on September 28, 2015 (the “Grant Date”) for the purchase of up to 369,619 shares of the Company’s Common Stock at a per share exercise price equal to the closing price of the Company’s Common Stock (during normal trading hours) on the date of grant. Subject to Mr. Lebovits’ continued service with the Company through the applicable vesting dates, the Grant vested and became exercisable in 12 consecutive equal monthly installments starting with the Grant Date, shall be exercisable for a period of two years after termination of employment, and shall vest and become exercisable in full 10 days prior to a change of control of the Company if the Grant is not assumed by the acquirer.  The Grant was issued under the Company’s 2014 Global Share Option Plan.

On November 30, 2016, the Governance, Nominating and Compensation Committee of Brainstorm Cell Therapeutics Inc. (the “Company”) approved a discretionary cash bonus payment to Chaim Lebovits, the Company’s President and Chief Executive Officer, in the aggregate amount of $141,250, which will be paid on December 5, 2016, in recognition of his contributions to the Company’s performance in fiscal year 2016.

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

Pursuant to the Bibring Amendment, Mr. Bibring served as the Company’s Chief Financial Officer on a half-time basis beginning on December 1, 2015. Starting December 1, 2015, the Company paid Mr. Bibring an amount equal to 50% of his previous base salary. As of December 1, 2015, the Bibring Grant was amended such that 82,500 shares were cancelled. The 82,500 remaining options continued to vest and become exercisable in accordance with the terms of the Bibring Grant: 20,625 shares vest and became exercisable on July 30, 2016 and 2.08333% of the 82,500 shares would vest and become exercisable on each monthly anniversary date starting on August 30, 2016 through the fourth anniversary of the grant, so that the 82,500 shares would become fully vested and exercisable on July 30, 2019. Mr. Bibring’s vacation was amended to 80 hours per year.

On November 9, 2016, Yoram Bibring the Company’s Chief Financial Officer notified the Company that he was terminating his part time employment with the Company effective at the end of business on November 14, 2016 to pursue a full-time position with another company. The Bibring Grant terminated February 9, 2017. Mr. Bibring’s departure is not the result of any disagreement with the Company regarding its operations, policies, practices or related matters.

Uri Yablonka

On June 6, 2014, the Company appointed Uri Yablonka as its Chief Operating Officer and director, effective June 6, 2014. Uri Yablonka was appointed the Company’s Executive Vice President, Chief Business Officer and ceased to serve as the Company’s Chief Operating Officer, effective March 6, 2017. On June 6, 2014, the Israeli Subsidiary and Uri Yablonka entered into an employment agreement which sets forth the terms of Mr. Yablonka’s employment. Pursuant to the agreement, Uri Yablonka will be paid a monthly salary of 31,900 NIS (approximately $8,800). Mr. Yablonka will also receive other benefits that are generally made available to the Company’s employees, including pension and education fund benefits. The Company will provide Mr. Yablonka with a Company car and cellular phone, and a gross-up payment for any taxes relating thereto. Mr. Yablonka also was granted a stock option on June 6, 2014 under the Company’s Amended and Restated 2004 Global Share Option Plan (the “Global Plan”) for the purchase of 33,333 shares of the Company’s Common Stock, which was fully vested and exercisable upon grant. The exercise price for the grant is $2.70 per share. In addition, the Company agreed to grant Mr. Yablonka a stock option under the Global Plan (or the applicable successor option plan) for the purchase of up to 13,333 shares of Common Stock (subject to appropriate adjustment in the case of stock splits, reverse stock splits and the like) of the Company on the first business day after each annual meeting of stockholders (or special meeting in lieu thereof) of the Company beginning with the 2014 annual meeting, and provided that Mr. Yablonka remains an employee of the Company on each such date. The exercise price per share of the Common Stock subject to each additional option shall be equal to $0.75 (subject to appropriate adjustment in the case of stock splits, reverse stock splits and the like, or changes to the Israeli Annual Option Award under the Company’s Director Compensation Plan as amended from time to time). Each additional option will vest and become exercisable on each monthly anniversary date as to 1/12th the number of shares subject to the option over a period of twelve months from the date of grant such that each additional option will be fully vested and exercisable on the first anniversary of the date of grant, provided that Mr. Yablonka remains an employee of the Company on each such vesting date.

Tony Fiorino

On June 9, 2014, the Company appointed Tony Fiorino, M.D., Ph.D. as its Chief Executive Officer, effective June 9, 2014. On June 9, 2014, the Company and Dr. Fiorino entered into an employment agreement which set forth the terms of Dr. Fiorino’s employment. Pursuant to the agreement, Dr. Fiorino was paid an initial annual salary of $275,000, to be increased annually by no less than $7,500 per year. Dr. Fiorino also was granted, under the 2014 Stock Incentive Plan, a stock option on June 9, 2014 for the purchase of 380,000 shares of the Company’s Common Stock, to vest and become exercisable as to 25% of the shares on the first anniversary of the grant date and the remainder of the shares to vest and become exercisable in equal monthly installments on each of the 36 monthly anniversaries following the initial vesting date. The exercise price for the grant is $4.50 per share.

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

Dr. Fiorino ceased to serve as the Company’s Chief Medical Advisor on April 30, 2016.

Alla Patlis

On May 13, 2015, the Company appointed its Controller, Alla Patlis, as its Interim Chief Financial Officer, which she served as until July 30, 2015. In connection with her appointment as Interim Chief Financial Officer of the Company, Ms. Patlis’ employment agreement was amended to increase her salary to NIS 20,000 (approximately U.S. $5,500) per month, effective March 1, 2015. On November 14, 2016, the Company appointed Alla Patlis, as its Interim Chief Financial Officer, effective at the end of business on November 14, 2016. The Company is conducting a search for a new Chief Financial Officer.

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

Outstanding Equity Awards

The following table sets forth information regarding equity awards granted to the Named Executive Officers that are outstanding as of December 31, 2016. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Outstanding Equity Awards at December 31, 2016

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Chaim Lebovits	369,619		-		2.45	9/28/2025
Tony Fiorono	-		-		-	-
Yoram Bibring	25,779	(1)	-		3.17	2/14/2017
Uri Yablonka	33,333		-		2.70	6/6/2024
	13,333		-		0.75	8/15/2024
	13,333		-		0.75	8/27/2025
	6,666		6,667	(2)	0.75	6/22/2026
Alla Patlis	4,000		-		2.70	12/31/2023

(1)	Options for the purchase of 25,779 were vested and exercisable as of December 31, 2016. On July 30, 2015, Mr. Bibring was granted an option to purchase 165,000 shares of Common Stock at an exercise price of $3.17 per share. The option would vest over 3 years. On December 15, 2015, the Company and Mr. Bibring agreed to amend the option to cancel half of the grant. The 82,500 remaining options continued to vest and become exercisable in accordance with the terms of the original grant, such that 20,625 shares vested and became exercisable on July 30, 2016 and 1,718 shares would vest and become exercisable on each monthly anniversary starting August 30, 2016 through the fourth anniversary of the grant, so that the 82,500 shares would become fully vested and exercisable on July 30, 2019.Effective November 14, 2016 Mr. Bibring resigned and the option terminated on February 14, 2017 pursuant to its terms.
(2)	Options for the purchase of 6,666 shares were vested and exercisable on December 31, 2016. Options for the purchase of 1,111 shares will vest and become exercisable monthly date until the option is fully vested and exercisable on the first anniversary of the date of grant.

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

At The 2016 Annual Meeting of Stockholders (the “Annual Meeting”) of Brainstorm Cell Therapeutics Inc. (the “Company”) held on June 21, 2016, the Company’s stockholders approved an amendment to the Company’s 2014 Stock Incentive Plan and an amendment the Company’s 2014 Global Share Option Plan (together, the “Amendments”). The Amendments were approved by the Company’s Board of Directors, subject to the approval of the Company’s stockholders, and became effective with such stockholder approval on June 21, 2016. As a result of such stockholder approval, the Company’s equity plans (the “Plans”) were amended to increase the shared pool of shares available for issuance under the Plans by 1,600,000 additional shares (from 600,000 to 2,200,000 shares) of Company Common Stock, subject to adjustment for certain changes in the Company’s capitalization, which pool shall be shared between the Plans, and, accordingly, shares issued pursuant to awards issued under either Plan shall reduce the number of shares available for issuance under the other Plan.

Starting August 14, 2014, we no longer issue awards under each of the Prior Plans; however, grants that were made prior to August 14, 2014 under the Prior Plans will remain outstanding pursuant to their terms.

Under the 2014 Global Share Option Plan, we granted a total of 218,665 options with $0.75 exercise prices to directors of the Company; 369,619 options with $2.45 exercise price were issued to CEO of the Company in September 2015 and 52,692 shares were issued to consultants. Under the 2014 Stock Incentive Plan (the “U.S. Plan”), we issued an additional 156,082 shares of restricted stock and options to directors, Advisory Board members and legal advisor. As of December 31, 2016, there were 1,402,942 shares available for issuance under the Plans.

Compensation of Directors

The following table sets forth certain summary information with respect to the compensation paid during the fiscal year ended December 31, 2016 earned by each of the directors of the Company. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Director Compensation Table for Fiscal 2016

	Fees				Option
	Earned or		Stock		Awards
	Paid in		Awards		($)		Total
Name	Cash ($)		($)(1)		(1)(2)		($)
Dr. Irit Arbel	—		—		50,388	(3)	50,388
Mr. Mordechai Friedman	—		—		33,149	(4)	33,149
Mr. Alon Pinkas	—		—		30,497	(5)	30,497
Mr. Chen Schor	60,000	(6)	—	(7)	—		60,000
Dr. Robert Shorr	—		21,145	(8)	—		21,145
Mr. Malcolm Taub	—		21,145	(9)	—		21,145

(1) The amounts shown in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the directors during fiscal 2016.

(2) The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note(8)(B)(2)(a) to Consolidated Financial Statements.

(3) At December 31, 2016, Dr. Arbel had options (vested and unvested) to purchase 159,219 shares of Common Stock.

(4) At December 31, 2016, Mr. Friedman had options (vested and unvested) to purchase 76,109 shares of Common Stock.

(5) At December 31, 2016, Mr. Pinkas had options (vested and unvested) to purchase 75,331 shares of Common Stock.

(6) Represents the amount paid to Mr. Schor pursuant to the Executive Director Agreement for his services as a director and consultant.

(7) At December 31, 2016, Mr. Schor had 20,000 shares of unvested restricted Common Stock.

(8) At December 31, 2016, Mr. Shorr had 4,334 shares of unvested restricted Common Stock.

(9) At December 31, 2016, Mr. Taub had 4,334 shares of unvested restricted Common Stock. Includes 8,666 restricted shares issuable June 22, 2016 pursuant to the Amended Director Compensation Plan and the 2016 Annual Meeting of Stockholders, upon later receipt of a fully executed restricted stock agreement.

The Company’s Second Amended and Restated Director Compensation Plan was approved July 9, 2014 and amended on April 29, 2015 and February 26, 2017 (as amended, the “Amended Director Compensation Plan”). Under the Amended Director Compensation Plan, each eligible director is granted an annual award immediately following each annual meeting of stockholders beginning with the 2014 annual meeting. For non-U.S. directors, this annual award consists of a nonqualified stock option to purchase 13,333 shares of Common Stock. For U.S. directors, at their option, this annual award is either (i) a nonqualified stock option to purchase 6,666 shares of Common Stock or (ii) 6,666 shares of restricted stock. Additionally, each member of the GNC Committee or Audit Committee of the Board receives (i) a nonqualified stock option to purchase 2,000 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 2,000 shares of restricted stock. The chair of the GNC Committee or Audit Committee will instead of the above committee award receive (i) a nonqualified stock option to purchase 3,333 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 3,333 shares of restricted stock. Any eligible participant who is serving as chairperson of the Board shall also receive (i) a nonqualified stock option to purchase 6,666 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 6,666 shares of restricted stock. Awards are granted on a pro rata basis for directors serving less than a year at the time of grant. The exercise price for options for U.S. directors will be equal to the closing price per share of the Common Stock on the grant date as reported on the Over-the-Counter Bulletin Board or the national securities exchange on which the Common Stock is then traded. The exercise price for options for non-U.S. directors is $0.75. Every option and restricted stock award will vest monthly as to 1/12 the number of shares subject to the award over a period of twelve months from the date of grant, provided that the recipient remains a member of the Board on each such vesting date, or, in the case of a committee award, remains a member of the committee on each such vesting date. Every non-employee director of the Company is eligible to participate in the Amended Director Compensation Plan, except that Chen Schor, Dr. June S. Almenoff and Arturo O. Araya are not entitled receive annual director awards under the Amended and Restated Director Plan, but are entitled to committee compensation under the Amended Director Compensation Plan in the event that they qualify for and serve as a member of any committee of the Board. Chen Schor, Dr. Almenoff and Mr. Araya’s director compensation is further discussed below.

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

On June 22, 2016, the following grants were made under the Amended Director Compensation Plan to the eligible directors: Dr. Arbel received a stock option to purchase 25,333 shares of Common Stock for her service as a director, chairperson of the Board, chair of the GNC Committee and a member of the Audit Committee; Mr. Friedman received a stock option to purchase 16,666 shares of Common Stock for his service as a director and chair of the Audit Committee; Mr. Pinkas received a stock option to purchase 15,333 shares of Common Stock for his service as a director and a member of the Audit Committee; Mr. Shorr received 8,666 shares of restricted stock for his service as a director and a member of the GNC Committee; and Mr. Taub received 8,666 shares of restricted stock (issued upon receipt of a fully executed restricted stock agreement) for his service as a director and a member of the GNC Committee. On June 22, 2016, the Company also granted to Mr. Yablonka a stock option to purchase 13,333 shares of Common Stock for his service as a director.

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

On February 26, 2017 pursuant to the Company’s Second Amendment to the Second Amended and Restated Director Compensation Plan, we granted a stock option to Irit Arbel, the Company’s Chair of the Board of Directors, to purchase up to 6,667 shares of Common Stock at a purchase price of $0.75 per share. The option was fully vested and exercisable on the date of grant.

Pursuant to a February 26, 2017 resolution of the Board, Dr. Almenoff receives the following compensation for her service on the Board: an annual cash award in the amount of $30,000, paid in biannual installments. Dr. Almenoff will not receive annual director awards under the Amended Director Compensation Plan, but in the event that Dr. Almenoff serves as a member of any committee of the Board she will be entitled to committee compensation under the Amended Director Compensation Plan. Dr. Almenoff has not been appointed to any Board committee at this time.

Pursuant to a February 26, 2017 resolution of the Board, Mr. Araya receives the following compensation for his service on the Board: an annual cash award in the amount of $12,500, paid in biannual installments, and an annual restricted stock award (each, an “Araya Grant”) valued at $12,500 on the date of grant, as determined based on the closing price of the Company’s common stock at the end of normal trading hours on the date of grant, or the previous closing price in the event the grant date does not fall on a business day. The Araya Grant will vest in 12 consecutive, equal monthly installments commencing on the one month anniversary of the date of grant, until fully vested on the first anniversary of the date of grant, provided Mr. Araya remains a director of the Company on each such vesting date. Each Araya Grant will be issued under the Company’s 2014 Stock Incentive Plan (or successor plan thereto, the “Plan”) and be subject to the limitations of the Plan and any SEC or Nasdaq listing requirements and any required stockholder approvals. In no event shall the number of shares issuable in any Araya Grant exceed (i) the limits imposed under NASDAQ or other applicable rules without the receipt of stockholder approval thereof or (ii) the number of available shares available for issuance under the Plan. In the event the number of shares issuable under an Araya Grant is capped as a result thereof, the Company shall use commercially reasonable efforts to seek the requisite stockholder and/or other approvals in connection with the Company’s next annual meeting of stockholders to allow the Company to issue the additional shares. If the Company seeks stockholder approval and fails to receive the requisite approval, then the Company shall have no additional liability to Mr. Araya with respect to the Company’s inability to issue additional shares or options to Mr. Araya. Mr. Araya will not receive annual director awards under the Director Compensation Plan, but in the event that Mr. Araya serves as a member of any committee of the Board he will be entitled to committee compensation under the Director Compensation Plan. Mr. Araya has not been appointed to any Board committee at this time. Mr. Araya will not receive annual director awards under the Director Compensation Plan, but in the event that Mr. Araya serves as a member of any committee of the Board he will be entitled to committee compensation under the Director Compensation Plan. Mr. Araya has not been appointed to any Board committee at this time.

On February 26, 2017 the Amended and Restated Executive Director Agreement between the Company and Chen Schor dated November 11, 2011 was terminated by mutual agreement of Chen Schor and the Company, and the Board approved that Chen Schor will receive the following compensation for his service on the Board: an annual cash award in the amount of $30,000, paid in biannual installments, that Mr. Schor will not receive annual director awards under the Amended Director Compensation Plan, but in the event that Mr. Schor serves as a member of any committee of the Board he will be entitled to committee compensation under the Director Compensation Plan; and that the restricted stock grant (the “Schor Grant”) of 60,000 shares of restricted Common Stock previously granted to Mr. Schor under the Company’s 2014 Stock Incentive Plan will continue to vest as previously agreed: 20,000 on: (a) August 22, 2015 (b) 20,000 on August 22, 2016 and (c) 20,000 on August 22, 2017 (at which time the Grant will be fully vested), provided that Mr. Schor remains a director of the Company on each such vesting date.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 6, 2017 with respect to the beneficial ownership of our Common Stock by the following: (i) each of our current directors; (ii) the Named Executive Officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of our Common Stock.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of our Common Stock issuable under options that are exercisable on or within 60 days after March 6, 2017 (“Presently Exercisable Options”) or under warrants that are exercisable on or within 60 days after March 6, 2017 (“Presently Exercisable Warrants”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the Common Stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the Common Stock beneficially owned by any other person or entity. Unless otherwise indicated, the address of each person listed in the table is c/o Brainstorm Cell Therapeutics Inc., 3 University Plaza Drive, Suite 320, Hackensack, NJ 07601.

The percentage of the Common Stock beneficially owned by each person or entity named in the following table is based on 18,687,987 shares of Common Stock outstanding as of March 6, 2017, plus any shares issuable upon exercise of Presently Exercisable Options and Presently Exercisable Warrants held by such person or entity.

	Shares Beneficially Owned
	Number of		Percentage of
Name of Beneficial Owner	Shares		Class
Directors and Named Executive Officers
Chaim Lebovits	4,458,885	(1)	21.2%
Tony Fiorino	2,500		*
Yoram Bibring	50,000		*
Ralph Kern	83,732	(2)	*
Alla Patlis	4,000	(3)	*
Uri Yablonka	71,109	(4)	*
June Almenoff	0		*
Arturo Araya	3,012		*
Irit Arbel	314,996	(5)	1.7%
Mordechai Friedman	73,323	(3)	*
Alon Pinkas	72,768	(3)	*
Chen Schor	121,558	(6)	*
Robert Shorr	37,065		*
Malcolm Taub	17,332		*
All current directors and officers as a group (12 persons)	5,257,780	(7)	27.0%
5% Shareholders
ACCBT Corp.	4,089,266	(8)	19.8%
Morgan & Morgan Building
Pasea Estate, Road Town
Tortola
British Virgin Islands

*	Less than 1%.

(1)	Consists of (i) 1,933,794 shares of Common Stock owned by ACCBT Corp., (ii) 2,016,666 shares of Common Stock issuable to ACCBT Corp. upon the exercise of Presently Exercisable Warrants, (iii) 138,806 shares of Common Stock owned by ACC International Holdings Ltd. and (iv) 369,619 shares of Common Stock issuable upon the exercise of Presently Exercisable Options. Chaim Lebovits, our Chief Executive Officer, may be deemed the beneficial owner of these shares.

(2)	Consists of 47,847 shares of Common Stock issuable upon the exercise of Presently Exercisable Options and 35,885 shares of restricted Common Stock, 8,971 of which will vest on each of March 6, 2018, March 6, 2019 and March 6, 2020, and the remaining 8,972 will vest on March 6, 2021.

(3)	Consists of shares of Common Stock issuable upon the exercise of Presently Exercisable Options.

(4)	Consists of 3,012 shares of restricted Common Stock that vests in monthly equal installments from March 26, 2017 to February 26, 2018.

(5)	Includes 161,663 shares of Common Stock issuable upon the exercise of Presently Exercisable Options. Dr. Arbel’s address is 6 Hadishon Street, Jerusalem, Israel.

(6)	Includes 20,000 shares of restricted Common Stock that vest on August 22, 2017.

(7)	Includes (i) 1,933,794 shares of Common Stock owned by ACCBT Corp. (Chaim Lebovits, our Chief Executive Officer, may be deemed to be the beneficial owner of these shares), (ii) 2,016,666 shares of Common Stock issuable to ACCBT Corp. upon the exercise of Presently Exercisable Warrants (Chaim Lebovits, our Chief Executive Officer, may be deemed to be the beneficial owner of these shares), (iii) 138,806 shares of Common Stock owned by ACC International Holdings Ltd. (Chaim Lebovits, our Chief Executive Officer, may be deemed to be the beneficial owner of these shares) and (iv) 800,329 shares of Common Stock issuable upon the exercise of Presently Exercisable Options.

(8)	Consists of (i) 1,933,794 shares of Common Stock owned by ACCBT Corp., (ii) 2,016,666 shares of Common Stock issuable to ACCBT Corp. upon the exercise of Presently Exercisable Warrants and (iii) 138,806 shares of Common Stock owned by ACC International Holdings Ltd.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2016:

	Number of		Number of
	securities	Weighted-	securities
	to be	average	remaining
	issued upon	exercise	available for
	exercise of	price of	future
	outstanding	outstanding	issuance
	options,	options,	under equity
	warrants	warrants	compensation
Plan Category	and rights	and rights	plans
Equity compensation plans approved by security holders	874,841	$2.1258	1,402,942	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	874,841	$2.1258	1,402,942	(1)

(1)	A total of 2,277,783 shares of our Common Stock are reserved for issuance in aggregate under the Plans and the Prior Plans. Any awards granted under either the Global Plan or the U.S. Plan will reduce the total number of shares available for future issuance under the other plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Independence of the Board of Directors

The Board of Directors has determined that each of Dr. Arbel, Dr. Almenoff, Mr. Araya, Mr. Friedman, Mr. Pinkas, Dr. Shorr and Mr. Taub satisfies the criteria for being an “independent director” under the standards of the Nasdaq Stock Market, Inc. (“Nasdaq”) and has no material relationship with the Company other than by virtue of service on the Board of Directors. Mr. Schor and Mr. Yablonka are not considered “independent directors.”

The Board of Directors is comprised of a majority of independent directors and the Audit and GNC Committees are comprised entirely of independent directors.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm

Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., a member of Deloitte Touche Tohmatsu (“Deloitte”) for the audit of our financial statements for the fiscal years ended December 31, 2015 and 2016 and fees billed for other services rendered by Deloitte during those periods.

	December 31,	December 31,
	2016	2015
Audit Fees (1)	$51,000	$51,000
Audit-Related Fees (XBRL)	$6,000	$6,000
Tax Fees	$4,000	$4,000
Public Offering Fees	$-	$-
All Other Fees (2)	$26,000	$29,000
Total Fees	$87,000	$90,000

(1)	Audit fees are comprised of fees for professional services performed by Deloitte for the audit of our annual financial statements and the review of our quarterly financial statements, as well as other services provided by Deloitte in connection with statutory and regulatory filings or engagements.
(2)	In the year ended December 31, 2016, the services performed were for Sarbanes-Oxley Act and Cyber Security Report. The services performed in the year ended December 31, 2015 were for Sarbanes-Oxley Act and Risk Assessment Survey.

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

BRAINSTORM CELL THERAPEUTICS INC.

Date: March 29, 2017	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chaim Lebovits	President and Chief Executive Officer	March 29, 2017
Chaim Lebovits	(Principal Executive Officer)

/s/ Alla Patlis	Interim Chief Financial Officer and Controller	March 29, 2017
Alla Patlis	(Principal Financial and Accounting Officer)

/s/ Irit Arbel		March 28, 2017
Irit Arbel	Director

/s/ June S. Almenoff		March 28, 2017
June S. Almenoff	Director

March [ ], 2017
Arturo O. Araya	Director

/s/ Mordechai Friedman		March 29, 2017
Mordechai Friedman	Director

March [ ], 2017
Alon Pinkas	Director

/s/ Chen Schor		March 27, 2017
Chen Schor	Director

March [ ], 2017
Robert Shorr	Director

/s/ Malcolm Taub		March 27, 2017
Malcolm Taub	Director

/s/ Uri Yablonka		March 28, 2017
Uri Yablonka	Director

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, dated as of November 28, 2006, by and between Brainstorm Cell Therapeutics Inc., a Washington corporation, and Brainstorm Cell Therapeutics Inc., a Delaware corporation, is incorporated herein by reference to Appendix A of the Company’s Definitive Schedule 14A dated November 20, 2006 (File No. 333-61610).

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. is incorporated herein by reference to Appendix B of the Company’s Definitive Schedule 14A dated November 20, 2006 (File No. 333-61610).

3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated September 15, 2014, incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 15, 2014 (File No. 000-54365).

3.3	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated August 31, 2015, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 4, 2015 (File No. 001-366641).

3.4	ByLaws of Brainstorm Cell Therapeutics Inc. is incorporated herein by reference to Appendix C of the Company’s Definitive Schedule 14A dated November 20, 2006 (File No. 333-61610).

3.5	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007, is incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 27, 2007 (File No. 333-61610).

4.1	Specimen Certificate of Common Stock of Brainstorm Cell Therapeutics Inc., incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 15, 2014 (File No. 000-54365).

10.1	Research and License Agreement, dated as of July 8, 2004, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 8, 2004 (File No. 333-61610).

10.2	Research and License Agreement, dated as of March 30, 2006, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 30, 2006 (File No. 333-61610).

10.3	Amendment Agreement, dated as of May 23, 2006, to Research and License Agreement, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated March 30, 2006 (File No. 333-61610).

10.4	Amendment Agreement, dated as of March 31, 2006, among the Company, Ramot at Tel Aviv University Ltd. and certain warrantholders is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 30, 2006 (File No. 333-61610).

10.5	Second Amended and Restated Research and License Agreement, dated July 26, 2007, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2007 (File No. 333-61610).

10.6	Second Amended and Restated Registration Rights Agreement, dated August 1, 2007, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2007 (File No. 333-61610).

10.7	Waiver and Release, dated August 1, 2007, executed by Ramot at Tel Aviv University Ltd. in favor of the Company is incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB dated June 30, 2007 (File No. 333-61610).

10.8	Letter Agreement, dated December 24, 2009, by and between the Company and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 31, 2009 (File No. 333-61610).

10.9	Amendment No. 1, dated December 24, 2009, to the Second Amended and Restated Research and License Agreement dated July 26, 2007 by and between Brainstorm Cell Therapeutics Ltd. and Ramot at Tel Aviv University Ltd. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 31, 2009 (File No. 333-61610).

10.10	Assignment Agreement, dated December 20, 2011, by and between the Company and Brainstorm Cell Therapeutics Ltd. is incorporated herein by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1, as filed with the SEC on February 3, 2012 (File No. 333-179331).

10.11	Amendment No. 2, dated April 30, 2014, to the Second Amended and Restated Research and License Agreement dated July 26, 2007 by and between Brainstorm Cell Therapeutics Ltd. and Ramot at Tel Aviv University Ltd., incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed March 9, 2016 (File No. 001-36641).

10.12	Amendment No. 3, effective February 18, 2016, to the Second Amended and Restated Research and License Agreement dated July 26, 2007 by and between Brainstorm Cell Therapeutics Ltd. and Ramot at Tel Aviv University Ltd., incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed March 9, 2016 (File No. 001-36641).

10.13	Consulting Agreement, dated as of May 31, 2012, by and between the Company and Dr. Daniel Offen, incorporated herein by reference to Exhibit 10.15 of the Company’s Registration Statement filed June 29, 2012 (File No. 333-179331).

10.14

Consulting Agreement, dated as of July 8, 2004, by and between the Company and Prof. Eldad Melamed is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 8, 2004 (File No. 333-61610).

10.15	Lease Agreement, dated as of December 1, 2004, among the Company, Petah Tikvah Science and Technology District ‘A’ Ltd., Petah Tikvah Science and Technology District ‘B’ Ltd. and Atzma and Partners Maccabim Investments Ltd. is incorporated herein by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-QSB dated December 31, 2004 (File No. 333-61610).

10.16*	Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 14, 2014 (File No. 000-54365).

10.17*	Amendment No. 1 to the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan is incorporated herein by reference to Appendix A to the Company’s Definitive Schedule 14A filed May 11, 2016 (File No. 000-36641).

10.18*	Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 14, 2014 (File No. 000-54365).

10.19*	Amendment No. 1 to the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan is incorporated herein by reference to Appendix B to the Company’s Definitive Schedule 14A filed May 11, 2016 (File No. 000-36641).

10.20*	Form of Incentive Stock Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 30, 2014 (File No. 001-36641).

10.21*	Form of Nonstatutory Stock Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 30, 2014 (File No. 001-36641).

10.22*	Form of Restricted Stock Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated October 30, 2014 (File No. 001-36641).

10.23*	Form of Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan, incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated October 30, 2014 (File No. 001-36641).

10.24	Subscription Agreement, dated July 2, 2007, by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.25	Amendment to Subscription Agreement, dated as of July 31, 2009, by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 24, 2009 (File No. 333-61610).

10.26	Form of Common Stock Purchase Warrant issued by the Company to ACCBT Corp. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.27	Form of Registration Rights Agreement by and between the Company and ACCBT Corp. is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.28	Form of Security Holders Agreement, by and between ACCBT Corp. and certain security holders of the Company is incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 5, 2007 (File No. 333-61610).

10.29	Warrant Amendment Agreement, dated as of May 10, 2012, by and between BrainStorm Cell Therapeutics Inc. and ACCBT Corp. is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2012 (File No. 000-54365)

10.30	Amendment of Warrants dated May 19, 2014 by and among Brainstorm Cell Therapeutics Inc., ACCBT Corp. and ACC International Holdings Ltd. is incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2014 (File No. 000-54365).

10.31	Clinical Trial Agreement, entered into as of February 17, 2010, among BrainStorm Cell Therapeutics Ltd., Prof. Dimitrios Karousis and Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 (File No. 000-54365).

10.32	Amendment to the Clinical Trial Agreement, entered into as of June 27, 2011, among BrainStorm Cell Therapeutics Ltd., Prof. Dimitrios Karousis and Hadasit Medical Research Services and Development Ltd. is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 (File No. 000-54365).

10.33*	Amended and Restated Executive Director Agreement, dated November 11, 2011, by and between the Company and Chen Schor is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed November 16, 2011 (File No. 333-61610).

10.34*	Employment Agreement dated June 6, 2014 between BrainStorm Cell Therapeutics Ltd. and Uri Yablonka, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2014 (File No. 000-54365).

10.35*	Employment Agreement dated June 9, 2014 between Brainstorm Cell Therapeutics Inc. and Anthony Fiorino, M.D., Ph.D., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 9, 2014 (File No. 000-54365).

10.36	Common Stock Purchase Warrant issued by Brainstorm Cell Therapeutics Inc. to Placement Agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 19, 2014 (File No. 000-54365).

10.37	Form of Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 13, 2014 (File No. 000-54365).

10.38	Form of Warrant is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 13, 2014 (File No. 000-54365).

10.39	Form of Registration Rights Agreement, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 13, 2014 (File No. 000-54365).

10.40	Form of Warrant is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 8, 2015 (File No. 001-36641).

10.41	Maxim Engagement Letter, dated January 6, 2015, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 8, 2015 (File No. 001-36641).

10.42	Warrant Exercise Agreement, dated as of January 8, 2015, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 8, 2015 (File No. 001-36641).

10.43*	Employment Agreement dated July 30, 2015 between Brainstorm Cell Therapeutics Inc. and Yoram Bibring, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 3, 2015. (File No. 001-366641)

10.44*	Nonstatutory Stock Option Agreement dated July 30, 2015, granted by Brainstorm Cell Therapeutics Inc. to Yoram Bibring, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 3, 2015 (File No. 001-366641).

10.45*	Employment Agreement dated September 28, 2015 between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 28, 2015 (File No. 001-366641).

10.46*	First Amendment to Employment Agreement dated March 7, 2016 between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits, incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K filed March 9, 2016 (File No. 001-36641).

10.47*	First Amendment to Employment Agreement effective October 30, 2015 by and between Anthony Fiorino, M.D., Ph.D. and Brainstorm Cell Therapeutics Inc., incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2015 (File No. 001-366641)

10.48*	First Amendment to Employment Agreement effective December 1, 2015 by and between Yoram Bibring and Brainstorm Cell Therapeutics Inc., incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2015 (File No. 001-366641).

10.49*	Employment Agreement dated February 28, 2017 between Brainstorm Cell Therapeutics Inc. and Dr. Ralph Kern, as amended by Amendment No. 1 dated March 3, 2017, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 6, 2017 (File No. 001-36641).

10.50*	Employment Agreement, dated December 23, 2012, by and between Brainstorm Cell Therapeutics Ltd. and Alla Patlis, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed May 14, 2015 (File No. 001-366641).

10.51*	Amendment to Employment Agreement by and between Brainstorm Cell Therapeutics Ltd. and Alla Patlis, dated May 13, 2015, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 14, 2015 (File No. 001-366641).

10.52*	Brainstorm Cell Therapeutics Inc. Second Amended and Restated Director Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 9, 2014 (File No. 000-54365).

10.53*	Brainstorm Cell Therapeutics Inc. First Amendment to the Second Amended and Restated Director Compensation Plan, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 14, 2015 (File No. 001-366641).

10.54*	Brainstorm Cell Therapeutics Inc. Second Amendment to the Second Amended and Restated Director Compensation Plan dated February 26, 2017, filed herewith.

21	Subsidiaries of the Company.

23.1	Consent of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu.

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Annual Report on Form 10-K of Brainstorm Cell Therapeutics Inc. for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of December 31, 2015, and 2016; (2) Consolidated Statements of Operations for the years ended December 31, 2015 and 2016 and from September 22, 2000 (Inception) to December 31, 2016; (3) Statements of Changes in Stockholders’ Equity (Deficit) from September 22, 2000 (Inception) through December 31, 2016; (4) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2016 and from September 22, 2000 (Inception) to December 31, 2016; and (5) Notes to Financial Statements.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.

