Form 10-Q
period 2017-03-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2017-05-15
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 001-36641

BRAINSTORM CELL THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-7273918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3 University Plaza Drive, Suite 320
Hackensack, NJ	07601
(Address of principal executive offices)	(Zip Code)

(201) 488-0460

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 5, 2017, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 18,735,550.

Item 1. Financial Statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	5

Interim Condensed Consolidated Statements of Operations	6

Interim Condensed Statements of Changes in Stockholders’ Equity	7-8

Interim Condensed Consolidated Statements of Cash Flows	9-10

Notes to Interim Condensed Consolidated Financial Statements	11-23

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	March 31,	December 31,
	2017	2016
	U.S. $ in thousands
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	$604	$547
Short-term deposit (Note 4)	7,743	9,443
Account receivable	202	306
Prepaid expenses and other current assets	176	148
Total current assets	8,725	10,444

Long-Term Assets:
Prepaid expenses and other long-term assets	26	25
Property and Equipment, Net	281	297
Total Long-Term Assets	307	322

Total assets	$9,032	$10,766

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payables	$362	$345
Accrued expenses	90	152
Other accounts payable	337	367
Total current liabilities	789	864

Stockholders’ Equity:
Stock capital: (Note 5)	11	11
Common stock of $0.00005 par value - Authorized: 100,000,000 shares at March 31, 2017 and December 31, 2016 respectively; Issued and outstanding: 18,699,665 and 18,687,987 shares at March 31, 2017 and December 31, 2016 respectively.
Additional paid-in-capital	85,140	85,014
Accumulated deficit	(76,908)	(75,123)
Total stockholders’ equity	8,243	9,902

Total liabilities and stockholders’ equity	$9,032	$10,766

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Three months ended
	March 31,
	2017	2016
	U.S. $ in thousands

Operating expenses:

Research and development, net	$941	$986
General and administrative	829	826

Operating loss	(1,770)	(1,812)

Financial expenses (income), net	15	(22)

Net loss	$(1,785)	$(1,790)
Basic and diluted net loss per share from continuing operations	$(0.10)	$(0.10)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	18,688,377	18,653,804

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (AUDITED)

U.S. dollars in thousands

(Except share data)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2016	18,643,288	$11	$84,258	$(70,141)	$14,128

Stock-based compensation related to warrants and stock granted to service providers	36,033	(*)	121	-	121
Stock-based compensation related to stock and options granted to directors and employees	8,666	-	635	-	635
Net loss	-	-	-	(4,982)	(4,982)

Balance as of December 31, 2016	18,687,987	$11	$85,014	$(75,123)	$9,902

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2017	18,687,987	$11	$85,014	$(75,123)	$9,902

Stock-based compensation related to warrants and stock granted to service providers	11,678	(*)	-	-	-
Stock-based compensation related to stock and options granted to directors and employees	-	-	126	-	126
Net loss	-	-	-	(1,785)	(1,785)

Balance as of March 31, 2017	18,699,665	$11	$85,140	$(76,908)	$8,243

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2017	2016
	U.S. $ in thousands

Cash flows from operating activities:

Net loss	$(1,785)	$(1,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16	16
Expenses related to shares and options granted to service providers	-	31
Amortization of deferred Stock-based compensation related to options granted to employees and directors	126	203
Decrease in accounts receivable and prepaid expenses	76	269
Increase (decrease) in trade payables	17	(888)
Decrease in other accounts payable and accrued expenses	(92)	(822)

Total net cash used in operating activities	$(1,642)	$(2,981)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2017	2016
	U.S. $ in thousands

Cash flows from investing activities:
Purchase of property and equipment	-	(26)
Changes in short-term deposit	1,700	4,794
Investment in lease deposit	(1)	(2)
Total net cash provided by (used in) investing activities	$1,699	$4,766
Cash flows from financing activities:
Total net cash provided by financing activities	$-	$-

Increase in cash and cash equivalents	57	1,785

Cash and cash equivalents at the beginning of the period	$547	$428

Cash and cash equivalents at end of the period	$604	$2,213

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1    -    GENERAL

A.	Brainstorm Cell Therapeutics Inc. (formerly: Golden Hand Resources Inc. - the “Company”) was incorporated in the State of Washington on September 22, 2000. The Company currently holds two wholly owned subsidiaries; Brainstorm Cell Therapeutics Ltd. (“BCT”), an Israeli Company which currently conducts all of the research and development activities of the Company, and Brainstorm Cell Therapeutics UK Ltd. (“Brainstorm UK”). Brainstorm UK acts on behalf of the parent Company in the EU. Brainstorm UK is currently inactive. The Common Stock is publicly traded on the NASDAQ Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. (“Ramot”) (see Note 3). Using this technology the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amytrophic Lateral Scelorosis (ALS, also known as Lou Gherig Disease), Multiple Sclerosis (MS) and Parkinson’s disease. The Company developed a proprietary process, called NurOwn, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.

C.	NurOwn is in clinical development for the treatment of ALS. The Company has completed two single dose clinical trials of NurOwn in Israel, a phase 1/2 trial with 12 patients and a phase 2a trial with additional 12 patients. In July 2016 the Company announced the results of its phase 2 trial which was conducted in three major medical centers in the US. This single dose trial included 48 patients randomized in a 3:1 ratio to receive NuOwn or placebo. Future development of NurOwn for ALS will require additional clinical trials typically required to provide an adequate basis for regulatory approval and product labeling. These additional trials will include the administration of repeated doses to ALS patients enrolled in these trials.

D.	On September 15, 2014 the Company completed a reverse stock split of the Company’s shares of Common Stock by a ratio 1-for-15. The Company adjusted all ordinary shares, options, warrants, per share data and exercise prices included in these financial statements for all periods presented to reflect the reverse stock split. On August 26, 2015 the shareholders of the Company approved a reduction of the number of authorized shares of Common Stock of the Company from 800,000,000 to 100,000,000.

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

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

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

Short term investments on March 31, 2017 and December 31, 2016 include bank deposits bearing annual interest rates varying from 0.15% to 1.48%, with maturities of up to 1 and 6 months as of March 31, 2017 and December 31, 2016.

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

Our current Chief Executive Officer has served as the President of the Company since July 2007 and in addition has as Chief Executive Officer from August 2013 until June 2014. On September 28, 2015 he was reappointed and currently serves as Chief Executive Officer of the Company.

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

In July 2014, the Company agreed to adjust the exercise price of the remaining “2013 Warrants” to $0.525 per share.

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

On May 3, 2015 the Company granted to a director 60,000 shares of restricted Common Stock. The shares will vest in three installments through August 22, 2017.

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

On July 30, 2015 the Company’s newly appointed Chief Financial Officer was granted an option to purchase 165,000 shares of Common Stock at an exercise price of $3.17 per share. The option will vest over 3 years. Effective December 1, 2015 the Company and the Chief Financial Officer agreed to amend the option agreement. Pursuant to the amendment, 82,500 shares were cancelled. The 82,500 remaining shares continued to vest and become exercisable in accordance with the terms of the grant: 20,625 shares vested and became exercisable on July 30, 2016 and 2.08333% of the 82,500 shares were scheduled to vest and become exercisable on each monthly anniversary date starting on August 30, 2016 through the fourth anniversary of the grant, so that the 82,500 shares would become fully vested and exercisable on July 30, 2019. On November 9, 2016, the Company’s Chief Financial Officer notified the Company that he is terminating his part time employment with the Company effective at the end of business on November 14, 2016. The option ceased to vest on November 14, 2016 and the right to exercise the option was terminated February 14, 2017.

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

On July 14, 2016 the Company granted to four of its seven directors options to purchase an aggregate of 70,665 shares of Common Stock at an exercise price of $0.75 per share, and on September 26, 2016 granted 8,666 restricted share of Common Stock to one director and on March 28, 2017 granted 8,666 restricted shares of Common Stock to another director. The options and restricted shares of Common Stock vest over 12 months until fully vested on June 22, 2017.

On February 26, 2017 the Company granted a stock option to a director to purchase up to 6,667 shares of Common Stock at an exercise price of $0.75 per share. The option was fully vested and exercisable on the date of grant.

On February 26, 2017 the Company granted a director 3,012 shares of restricted common stock. The grant will vest in 12 consecutive, equal monthly installments commencing on the one month anniversary of the date of grant, until fully vested on the first anniversary of the date of grant, provided grantee remains a director of the Company on each such vesting date.

On March 6, 2017, the Company granted to its newly appointed Chief Operating Officer 35,885 shares of restricted common stock, which vests as to twenty-five percent (25%) of the award on each of the first, second, third and fourth anniversary of the date of grant, provided grantee remains continuously employed by the Company from the date of grant through each applicable vesting date, and is subject to accelerated vesting upon a Change of Control (as defined in an agreement with grantee) of the Company. In the event of grantee’s termination of employment, any portion of the grant that is not yet vested (after taking into account any accelerated vesting) shall automatically be immediately forfeited to the Company, without the payment of any consideration to grantee.

On March 6, 2017, the Company granted to its newly appointed Chief Operating Officer an option to purchase up to 47,847 shares of Common Stock at an exercise price per share of $4.18. The option is fully vested and exercisable as of the date of grant and shall remain exercisable until the 2nd anniversary of the date of grant, regardless of whether grantee remains employed by the Company.

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

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

	For the three months ended March 31, 2017
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	874,841	2.1258
Granted	54,514	3.7605
Exercised	-	-
Cancelled	(38,446)	3.6160

Outstanding at end of period	890,909	2.1615	1,860,623

Vested and expected-to-vest at end of period	873,242	2.1901	1,798,789

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on March 31, 2017 and the exercise price, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the three months ended March 31, 2017 and 2016 amounted to $126 and $203, respectively.

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

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through
Nov-Dec 2004	973,390	959,734	13,656	-	0.00075 - 0.15	-	-
Feb-Dec 2005	203,898	32,011	171,887	-	2.25 - 37.5	-	-
Feb-Dec 2006	112,424	48,513	63,911	-	0.075 – 22.5	-	-
Mar-Nov 2007	180,220	-	100,220	80,000	2.25 - 7.05	80,000	Oct 2017
Nov 2008	6,667	-	-	6,667	2.25	6,667	Sep-18
Apr-Oct 2009	26,667	6,667	-	20,000	1.005 – 1.5	20,000	Apr 2019– Oct 2019
Aug 2007- Jan 2011	2,016,667	-	-	2,016,667	3 - 4.35	2,016,667	Nov-17
Jan 2010	83,333	-	83,333	-	7.5	-	-
Feb 2010	8,333	8,333	-	-	0.15	-	-
Feb 2010	200,000	-	200,000	-	7.5	-	-
Feb 2010	100,000	100,000	-	-	0.015	-	-
Feb 2011	42,735	-	42,735	-	5.85	-	-
Feb 2011	427,167	63,122	364,044	-	4.2	-	-
Feb 2011	854,333	-	854,333	-	7.5	-	-
Jul 2012	32,931	-	32,931	-	5.22	-	-
Jul 2012	990,949	687,037	303,911	-	4.35	-	-
Feb 2013	55,556	-	55,556	-	7.5	-	-
April 2010-2014	12,889	8,889	4,000	-	0.00075	-	-
Aug 2013	1,147,471	-	1,147,471	-	3.75	-	-
Aug 2013	29,000	29,000	-	-	0.525	-	-
Jun 2014	2,800,000	2,546,667	-	253,333	5.22	253,333	Jun-17
Jun 2014	84,000	-	-	84,000	4.5	84,000	Jun-17
Jan 2015	3,858,201	-	-	3,858,201	6.5	3,858,201	Jun-18
	14,246,831	4,489,973	3,437,988	6,318,868		6,318,868

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

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Three months ended March 31,
	2017	2016

Research and development	$55	$3
General and administrative	71	231
Total stock-based compensation expense	$126	$234

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. and its potential future business operations and performance, including statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2017 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” Some of these are described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2016. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

Company Overview

Brainstorm Cell Therapeutics Inc. is an integrated biotechnology company actively engaged in the development and commercialization of innovative adult stem cell therapies for the treatment of debilitating neurodegenerative disorders that have no or limited treatment options, thus representing a unique opportunity to address unmet medical needs. These include Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease), Multiple Sclerosis (“MS”), and Parkinson’s disease (“PD”) among others. NurOwn® is our proprietary process for the propagation of adult bone marrow-derived Mesenchymal Stem Cells (“MSC”), their differentiation into neurotrophic factor-(“NTF”) secreting cells (“MSC-NTF”), and transplantation at, or close to, the site of damage.

Evidence to date from published animal and human studies suggest that NurOwn® offers the potential for more effective treatment of neurodegenerative diseases relative to existing therapies through unique neuroprotective and immunomodulatory effects. Groundbreaking ALS CSF biomarker work has demonstrated a strongly correlated increase in neurotrophic factors and a reduction in inflammatory biomarkers (MCP-1 and SDF-1) in NurOwn®-treated and not in placebo treated participants. This is a clear indicator of the mechanism by which this technology acts in ALS, and in related neurodegenerative diseases.

Our core technology was developed in collaboration with Professor (Prof.) Daniel Offen (Felsenstein Medical Research Center, Tel Aviv University), and the late Prof. Eldad Melamed , former head of Neurology of the Rabin Medical Center and former member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson’s Research. Our wholly-owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the “Israeli Subsidiary”), holds rights to commercialize the technology, through a licensing agreement with Ramot at Tel Aviv University Ltd. (“Ramot”), the technology transfer company of Tel Aviv University, Israel. We currently employ 21 employees in Israel and 2 in the United States.

Our Proprietary Technology

Facilitated by NurOwn® technology, the differentiated MSC-NTF cells are capable of releasing several highly disease relevant neurotrophic factors, including Glial-derived neurotrophic factor (“GDNF”), Brain-derived neurotrophic factor (“BDNF”), Vascular endothelial growth factor (“VEGF”) and Hepatocyte growth factor (“HGF”), all critical for the growth, survival and differentiation of developing neurons. GDNF is one of the most potent factors involved in the protection and survival of peripheral neurons. VEGF and HGF have been reported to have important protective effects on neurons and other non-neuronal glial cells in ALS as well as other neurodegenerative diseases. The effects of neurotrophic factors on neurons may include:

•	Protection of existing motor neurons;
•	Promotion of motor neuron growth; and
•	Re-establishment of functional nerve-muscle interaction.

In addition to the consistent and important release of neurotrophic factors, NurOwn® demonstrates consistent in vitro modification of the immune response (immunomodulation) and in vivo modulation of CSF biomarkers. Neuroinflammation is an important cause of disease progression in neurodegenerative diseases, including ALS. The proprietary NurOwn® process results in significant measurable differences from undifferentiated MSCs, including: enhanced release of neurotrophic factors; release of neurotrophic factors that are very low or not expressed by MSCs; and a unique micro-RNA profile that may regulate growth and development of neurons (neurogenesis), VEGF and neuroinflammation. In preclinical studies, NurOwn® was found to be more effective than MSC in treating Autism, Parkinson’s disease, Huntington’s disease and multiple sclerosis. The combination of enhanced NTF release and neuromodulation may be an optimal approach to restore function and reduce ongoing CNS tissue damage in neurodegenerative disease.

NurOwn® treatment is a multi-step process (see table below) beginning with harvesting of undifferentiated stem cells from the patient’s own bone marrow, and concluding with transplantation of the resulting differentiated, neurotrophic factor-secreting mesenchymal stem cells (MSC-NTF) back into the patient – intrathecally (injection into the cerebrospinal fluid) by standard lumbar puncture and/or intramuscularly. This unique technology is the first-of-its-kind for the treatment of neurodegenerative diseases.

The NurOwn® Transplantation Process

•	Bone marrow aspiration from patient;
•	Isolation and propagation of the patient’s mesenchymal stem cells;
•	Differentiation of the mesenchymal stem cells into neurotrophic-factor secreting (MSC-NTF) cells; and
•	Autologous transplantation into the same patient’s spinal cord and/or muscle tissue.

Our proprietary technology process is conducted in full compliance with current Good Manufacturing Practice (“cGMP”). It is licensed to and developed by our Israeli Subsidiary.

Advances of NurOwn® Beyond Current Therapies - Patient Benefits

Given that NurOwn®’s approach involves transplantation of the stem cells derived from the same patient (autologous), there is no risk of rejection and no need for treatment with immunosuppressive agents, which can cause severe and/or long-term side effects. In addition, the use of adult stem cells precludes the controversy associated with the use of embryonic stem cells in some countries.

Patients received NurOwn® in a single administration in the Phase 2 study. The Phase 3 program will involve multiple doses (3) that may be repeated 6 months later, whereas other therapies require multiple daily oral or intravenous administration.

MSC can be cryopreserved and, as required, can be subsequently differentiated into NurOwn®, and demonstrate product characteristics like NurOwn® cells derived from fresh MSC of the same patient/donor. This will allow the Company to provide repeated doses of autologous NurOwn® from a single bone marrow aspirate in its upcoming multi-dose clinical trial and will avoid the need for patients to undergo repeated bone marrow aspiration for a 2-year period.

The ALS Program

Phase 1/2 and Phase 2a clinical studies for ALS patients

The clinical development program for NurOwn® in ALS has been granted Fast Track designation by the U.S. Food and Drug Administration (the “FDA”) for this indication, and has been granted Orphan Status in both the United States and in Europe. We have completed two clinical trials of NurOwn® in patients with ALS at Hadassah Medical Center (“Hadassah”) (Principal Investigator (PI)- Professor (Prof.) Dimitrios Karussis). Laboratory services for of NurOwn® studies for the Israeli Subsidiary have been provided by Hadassah through an agreement with Hadasit Medical Research Services and Development Ltd., a subsidiary of the Hadassah Medical Organization.

A Phase 1/2 safety and efficacy study of NurOwn® in ALS patients administered either intramuscularly or intrathecally, was initiated in June 2011 after receiving approval from the Israeli Ministry of Health (“MoH”). The trial results, which were presented by Prof. Karussis at the American Academy of Neurology Annual Meeting on March 2013, demonstrated the safety of NurOwn® as well as signs of ALS patient functional improvement, as measured by the ALS Functional Rating Score (“ALSFRS-R”) and improved breathing, as measured by the Forced Vital Capacity (“FVC”).

A Phase 2a combined (intramuscular and intrathecal) treatment, dose-escalating trial, approved by the Israeli MoH in January 2013, was also conducted at Hadassah (PI- Prof. Dimitrios Karussis) and by September 27, 2013, we announced that 12 patients had successfully completed treatment. On December 10, 2013 Prof. Karussis presented some of the preliminary findings from this trial at the 24th International Symposium on ALS/MND in Milan, Italy, followed in June 2014 by the interim data of the trial, at the Joint Congress of European Neurology in Istanbul, Turkey. The last follow-up visits in this study occurred in September 2014. On January 5, 2015, the Company presented final top line data from this study in a press release and investor conference call. The results of this study confirmed the safety profile observed in the earlier Phase 1/2 trial, with the clear majority of adverse events being low-grade and transient. There were two deaths and two serious adverse events, all of which were deemed by the investigators to be unrelated to treatment. Subjects in this study showed a meaningful reduction in the rate of disease progression for the three and six months after treatment, compared to the three months prior to treatment. This confirmed the safety of intrathecal administration of NurOwn® in ALS.

In January 2016, the Company announced the publication of a paper in the January 2016 edition of JAMA Neurology based on the results of the first in man Phase 1/2 study and Phase 2 dose escalation study with NurOwn® in ALS. The data provide indication of clinically meaningful benefit as reflected by a slower rate of ALS disease progression following NurOwn® treatment, a positive trend on two ALS disease biomarkers, including rate of decline of muscle volume and electrical muscle function. This was the first published clinical data with NurOwn®, or any treatment, to achieve a neuroprotective effect in ALS and potentially modify the course of disease.

In April 2016, the Company presented the combined results of the Phase 1/2 and Phase 2a NurOwn® clinical studies in ALS at the ISRASTEM 2016 and 6th Israel Stem Cell Society (ISCS) joint annual meeting which took place in Tel Aviv, Israel.

US Multicenter Double Blind Placebo Controlled Clinical Study for ALS Patients

In December 2013, the Company submitted an Investigational New Drug (“IND”) application to the FDA for NurOwn® in ALS, and on April 28, 2014, we initiated an FDA-approved randomized, double-blind, placebo controlled multi-center U.S. Phase 2 clinical trial evaluating NurOwn® in ALS patients. The trial was conducted at the Massachusetts General Hospital (PIs- Drs. Merit Cudkowicz and James Berry) in Boston, Massachusetts, at the University of Massachusetts Memorial Hospital (PI- Dr. Robert Brown) in Worcester, Massachusetts and at the Mayo Clinic (Drs. Anthony Windebank and Nathan Staff) in Rochester, Minnesota. For this study, NurOwn® was manufactured at the Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute in Boston, Massachusetts and at the Human Cellular Therapy Lab at the Mayo Clinic. In the study 48 patients were randomized 3:1 to receive NurOwn® or placebo.

In February 2015, the Company announced that the Data Safety Monitoring Board (“DSMB”) for the multi-center U.S. Phase 2 clinical trial had reviewed the safety data collected through a cutoff date in January 2015, and did not find any significant lab abnormalities, adverse events or significant protocol deviations that would be cause for concern and therefore approved continuation of the trial as planned.

On August 11, 2015, the Company announced that it had completed enrollment achieving the target of 48 subjects to be enrolled in its ongoing randomized, double-blind placebo-controlled Phase 2 clinical trial of NurOwn® in ALS. The Company further announced, in November 2015, that the DSMB review of the safety data collected through a cutoff date in October 2015 for the multi-center U.S. Phase 2 clinical trial indicated that 47 of the 48 patients enrolled in the study confirmed that they experienced no treatment-related serious adverse events (SAEs).  Furthermore, the DSMB did not identify any significant adverse events, lab abnormalities or significant protocol deviations that would be cause for concern.

In July 2016, the Company announced topline data from the recently completed U.S. randomized, double-blind, placebo-controlled Phase 2 Study of NurOwn® in ALS which confirmed that the study achieved its primary objective, demonstrating that NurOwn® was safe and well tolerated.  NurOwn® also achieved multiple secondary efficacy endpoints, showing clear evidence of a clinically meaningful benefit.  Notably, response rates were higher for NurOwn®-treated subjects compared to placebo at all time points in the study out to 24 weeks.

In October 2016, some of the Company’s topline phase 2 ALS clinical trial results were presented by Dr. Robert Brown and Dr. James Berry, at the 15th Annual Meeting of the Northeast ALS Consortium (NEALS).

In December 2016, the Company announced that data from the Company’s Phase 2 study of NurOwn® in ALS, would be highlighted in presentations at the 27th International Symposium on ALS/MND, being held December 7-9, 2016 in Dublin, Ireland. Lead investigator, Dr. James Berry, presented new data from the Phase 2 study demonstrating that in ALS patients treated with NurOwn® , CSF neurotrophic factors (VEGF, HGF and LIF) showed a statistically significant increase and correlated with a statistically significant decrease in CSF inflammatory markers (MCP-1 and SDF-1) two weeks post-transplantation compared to pre-transplantation.   In addition, reductions in CSF inflammatory markers at two weeks post-transplantation correlated with improvements in ALSFRS-R slope at 12 weeks post-transplantation, consistent with the proposed mechanism of action of NurOwn® in ALS. Dr. Berry also presented the pre-specified responder analyses from the Phase 2 trial which examined percentage improvements in post treatment of Amyotrophic Lateral Sclerosis Functional Rating Scale (ALSFRS-R) slope compared to pre-treatment slope. These analyses showed that, in the NurOwn® treated group, a greater number of patients achieved the high threshold of 100% or greater improvement in the post-treatment vs. pre-treatment slope, compared with the placebo group.  Responders were defined as those in whom disease symptoms were essentially halted for the period of the treatment effect or those who achieved a positive improvement on their ALSFRS-R score.  Moreover, in the pre-specified subgroup that excluded subjects whose disease was progressing slowly, this effect was even more pronounced. Dr. Berry’s presentation was posted on the Company website.

Phase 3 Clinical Study for ALS Patients

In December 2016, the Company announced that it had recently completed a successful End-of-Phase 2 Meeting with the United States Food and Drug Administration (FDA). The Company reached general agreement with the FDA to proceed to a Phase 3 trial. Importantly, the FDA accepted the key elements of the Phase 3 program to support a Biologic License Application (BLA) for NurOwn® in ALS. The planned Phase 3 clinical trial will be a randomized, double-blind, placebo-controlled multi-dose trial that will be conducted at multiple sites in the U.S. and in Israel. The trial is expected to begin enrolling patients in the second quarter of 2017.

In January 2017, the Company announced that it had validated its cryopreservation process for NurOwn® in preparation for the upcoming Phase 3 clinical study in ALS.  The validation involved a comparison of NurOwn® (MSC-NTF cells) derived from fresh mesenchymal stem cells (MSC) to those derived from cryopreserved MSC.  Company scientists were successful in showing that the MSC can be stored in the vapor phase of liquid nitrogen for prolonged periods of time while maintaining their characteristics.  The cryopreserved MSC can differentiate into NurOwn®, similar to the NurOwn® derived from fresh MSC of the same patient/donor, prior to cryopreservation. This will allow the Company to provide repeated doses of autologous NurOwn® from a single bone marrow aspirate in its upcoming multi-dose clinical trial. Cryopreservation will avoid the need for patients to undergo repeated bone marrow aspirations.

In February 2017, the Company announced that it plans to contract with City of Hope’s Center for Biomedicine and Genetics to produce clinical supplies of NurOwn® adult stem cells for the company’s planned randomized, double-blind, multi-dose Phase 3 clinical study in patients with ALS.  City of Hope is expected to support all U.S. medical centers that will be participating in the Phase 3 trial.

Future development of NurOwn® in ALS will require additional clinical trials, including a Phase 3 FDA-approved multi dose trial.

Patient Access Programs

In December 2016, the Company announced that it plans to apply for Hospital Exemption for NurOwn® in Israel that will allow patient access to NurOwn® as a treatment that has been granted Hospital Exemption. This recently approved pathway would permit the Company to partner with a medical center in Israel and be allowed to treat patients with NurOwn® for a fee. Hospital Exemption allows for advanced therapy medicinal products to be made available to a group of patients to be agreed upon by the Israeli Ministry of Health. It is intended to provide patients with the possibility to benefit from a custom-made, innovative, individual treatment where there is a critical unmet need and an absence of valid therapeutic alternatives. The treatment is usually a custom-made product, such as NurOwn®, manufactured using a patient’s own cells that are prepared on a non-routine basis. To qualify for a Hospital Exemption, several important criteria must be met including preparation according to specific quality standards (equivalent to those for a licensed product), use in a hospital and use under the exclusive responsibility of a medical practitioner.

In March 2017, the Company announced that it has signed a Memorandum of Understanding (MOU) with The Medical Research, Infrastructure, and Health Services Fund of the Tel Aviv Sourasky Medical Center (Ichilov Hospital) to explore the possibility of making NurOwn® available to Amyotrophic Lateral Sclerosis (ALS) patients under the provisions of Hospital Exemption regulation.  The MOU also covers the participation of Tel Aviv Sourasky Medical Center in the planned Phase 3 trial that will investigate NurOwn® in ALS.    The MOU sets forth the basic terms under which the Company and Tel Aviv Sourasky Medical Center would work together to submit an application to the Israeli Ministry of Health that will allow patient access to NurOwn® and is subject to a definitive agreement.  The agreement is expected to be formalized in the first half of 2017

In February 2017, the Company announced that it has signed an agreement with CCRM, a Toronto-based leader in developing and commercializing regenerative medicine technologies, and cell and gene therapies, to support the market authorization request for NurOwn®.   At this time, CCRM is assisting the Company as it explores the opportunity to access Health Canada’s early access pathway for treatment of patients with ALS.  If NurOwn® qualifies for Health Canada’s “Notice of Compliance with Conditions” pathway it could be authorized in Canada for distribution in early 2018.

Funding

In May 2016, the Company announced that for the ninth consecutive year its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd., was awarded a new grant of approximately $1,470,000 from Israel’s Office of the Chief Scientist (OCS). The Office of the Chief Scientist, is part of the Ministry of Economy Program to support innovative technologies in Israel. The funds supported the development of NurOwn® Phase 2 clinical program in ALS.

Intellectual Property

In October 2016, the Company announced that it has been granted United States Patent No. 9,474,787 titled “Mesenchymal Stem Cells for the Treatment of CNS Diseases. The allowed claims cover mesenchymal stem cells that secrete neurotrophic factors, including brain-derived neurotrophic factor (BDNF) and glial derived neurotrophic factor (GDNF), as well as a pharmaceutical composition comprising these factors.

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

Brainstorm is pursuing studies to explore the potential benefit of NurOwn® in autism, a poorly understood disorder of brain development that affects 1% of the worldwide population and for which there are no approved drug treatments. In April 2017, the Company announced the Publication of the NurOwn® Autism Research Study, entitled “Long Term Beneficial Effect of Neurotrophic Factors-Secreting Mesenchymal Stem Cells Transplantation in the BTBR Mouse Model of Autism,” (Perets N. et al. Behav Brain Res. 2017 Apr 6. [Epub ahead of print] PMID: 28392323) showing that transplantation of NurOwn® in the BTBR mice demonstrated significant long-term improvements in autistic behavior in the BTBR mice compared to MSC treated and to untreated BTBR mice.

In addition, the Company is engaged in several research initiatives to improve the scale and efficiency of NurOwn® production and to improve the stability of NurOwn®, which is currently produced in clean room facilities close to the clinical trial sites, where the cells are administered to patients.

Management

In March 2016, the Company announced the appointment of Ralph Z. Kern, MD, MHSc to the positions of Chief Operating Officer and Chief Medical Officer, effective March 6, 2017. Dr. Kern joins Brainstorm Cell Therapeutics from Biogen, where he was Senior Vice President and Head of Worldwide Medical. His previous industry appointments include Head of Neuroscience Medical Unit at Novartis and Global Medical Director of Personalized Genetic Health at Genzyme Corporation.

Corporate Information

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 3 University Plaza Drive, Suite 320, Hackensack, NJ 07601, and our telephone number is (201) 488-0460. We maintain an Internet website at http://www.brainstorm-cell.com. The information on our website is not incorporated into this Quarterly Report on Form 10-Q.

Results of Operations

For the period from inception (September 22, 2000) until March 31, 2017, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2018, if ever. The Company has incurred operating costs and other expenses of approximately $1,770,000 during the three months ended March 31, 2017 compared to 1,812,000 during the three months through March 31, 2016.

Research and Development Expenses:

Research and development expenses, net for the three months ended March 31, 2017 and 2016 were $941,000 and $986,000, respectively, representing a decrease of $45,000. This decrease is due to a decrease of $222,000 for costs of activities related to the U.S. Clinical Trial, offset by an increase of $177,000 for costs associated with the clinical trial, planned to be conducted in Israel, payroll and a net increase of other research and development expenses.

General and Administrative Expenses:

General and administrative expenses for the three months ended March 31, 2017 and 2016 were $829,000 and $826,000, respectively. The increase in general and administrative expenses of $3,000 is primarily due to: a decrease of $ 160,000 in stock-based compensation expenses offset by a net increase of $163,000 of other costs.

Other Income and Expenses:

Financial expenses for the three months ended March 31, 2017 was $15,000 as compared to financial income of $22,000 for the three months ended March 31, 2016.

Net Loss:

Net loss for the three months ended on March 31, 2017 was $1,785,000, as compared to a net loss of $1,790,000 for the three months ended March 31, 2016. Net loss per share for the three months ended March 31, 2017 and 2016 was $0.10.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended March 31, 2017 was 18,688,377, compared to 18,653,804 for the three months ended March 31, 2016.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants and the issuance of convertible promissory notes. At March 31, 2017, the Company had net working capital of $7,936,000 including cash, cash equivalents and short term bank deposits amounting to $8,347,000.

Net cash used in operating activities was $1,642,000 for the three months ended March 31, 2017. Cash used for operating activities was primarily attributed to cost of rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses. Net cash provided by investing activities was $1,699,000 for the three months ended March 31, 2017, representing net change in short term interest bearing bank deposits. There were no financing activities during the three months ended March 31, 2017.

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

Future operations are expected to be highly capital intensive and may require substantial capital raisings. We expect our current cash position will allow us to meet our obligations throughout second quarter of 2018 including the initiation of a Phase 3 trial that will include 200 patients in the upcoming 24 months (assuming the multi dose clinical trial will include 24 patients and will not be expanded into a power trial).

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue and expenses during the reporting periods. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There were no significant changes to our critical accounting policies during the quarter ended March 31, 2017. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information.

During the quarter ended March 31, 2017, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: May 12, 2017	By:	/s/ Alla Patlis
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