Form 10-Q
period 2017-06-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2017-08-14
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 7, 2017, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 18,763,956.

2

Item 1. Financial Statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	5

Interim Condensed Consolidated Statements of Operations	6

Interim Condensed Statements of Changes in Stockholders' Equity	7-8

Interim Condensed Consolidated Statements of Cash Flows	9-10

Notes to Interim Condensed Consolidated Financial Statements	11-25

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	June 30,	December 31,
	2 0 1 7	2 0 1 6
	U.S. $ in thousands
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	$5,784	$547
Short-term deposit (Note 4)	933	9,443
Account receivable	735	306
Prepaid expenses and other current assets	230	148
Total current assets	7,682	10,444

Long-Term Assets:
Prepaid expenses and other long-term assets	24	25
Property and Equipment, Net	295	297
Total Long-Term Assets	319	322

Total assets	$8,001	$10,766

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payables	$227	$345
Accrued expenses	114	152
Other accounts payable	370	367
Total current liabilities	711	864

Stockholders' Equity:
Stock capital: (Note 5)	11	11
Common stock of $0.00005 par value - Authorized: 100,000,000 shares at June 30, 2017 and December 31, 2016 respectively; Issued and outstanding: 18,747,327 and 18,687,987 shares at June 30, 2017 and December 31, 2016 respectively.
Additional paid-in-capital	85,227	85,014
Accumulated deficit	(77,948)	(75,123)
Total stockholders' equity	7,290	9,902

Total liabilities and stockholders' equity	$8,001	$10,766

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2017	2016	2017	2016
	Unaudited		Unaudited

Operating expenses:

Research and development, net	$1,376	$1,137	$435	$151
General and administrative	1,469	1,658	640	832

Operating loss	(2,845)	(2,795)	(1,075)	(983)

Financial income, net	(20)	(43)	(35)	(21)

Net loss	$(2,825)	$(2,752)	$(1,040)	$(962)

Basic and diluted net profit (loss) per share	$(0.15)	$(0.15)	$(0.06)	$(0.05)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	18,713,575	18,653,922	18,738,496	18,654,040

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

U.S. dollars in thousands

(Except share data)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2017	18,687,987	$11	$85,014	$(75,123)	$9,902

Stock-based compensation related to stock and options granted to directors and employees	47,563	(*)	183	-	183
Exercise of options	11,777	(*)	30		30
Net loss	-	-	-	(2,825)	(2,825)

Balance as of June 30, 2017	18,747,327	$11	$85,227	$(77,948)	$7,290

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2017	2016	2017	2016

Cash flows from operating activities:

Net loss	$(2,825)	$(2,752)	$(1,040)	$(962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34	38	18	22
Expenses related to shares and options granted to service providers	-	31	-	-
Amortization of deferred stock-based compensation related to options granted to employees and directors	183	465	57	262
Increase in accounts receivable and prepaid expenses	(511)	(499)	(587)	(768)
Increase (decrease) in trade payables	(118)	(814)	(135)	74
Increase (decrease) in other accounts payable and accrued expenses	(35)	(856)	57	(34)
Total net cash used in operating activities	$(3,272)	$(4,387)	$(1,630)	$(1,406)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2017	2016	2017	2016

Cash flows from investing activities:

Purchase of property and equipment	(32)	(85)	(32)	(59)
Changes in short-term deposit	8,510	4,990	6,810	196
Investment in lease deposit	1	(2)	2	-

Total net cash provided by investing activities	$8,479	$4,903	$6,780	$137

Cash flows from financing activities:

Proceeds from exercise of options	30	-	30	-

Total net cash provided by financing activities	$30	$-	$30	$-

Increase (decrease) in cash and cash equivalents	5,237	516	604	(1,269)
Cash and cash equivalents at the beginning of the period	$547	$428	5,180	2,213

Cash and cash equivalents at end of the period	$5,784	$944	$5,784	$944

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 -	GENERAL

A.	Brainstorm Cell Therapeutics Inc. (formerly: Golden Hand Resources Inc. - the "Company") was incorporated in the State of Washington on September 22, 2000. The Company currently holds two wholly owned subsidiaries; Brainstorm Cell Therapeutics Ltd. ("BCT"), an Israeli Company which currently conducts all of the research and development activities of the Company, and Brainstorm Cell Therapeutics UK Ltd. (“Brainstorm UK”). Brainstorm UK acts on behalf of the parent Company in the EU. Brainstorm UK is currently inactive. The Common Stock is publicly traded on the NASDAQ Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. ("Ramot") (see Note 3). Using this technology the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amytrophic Lateral Scelorosis (ALS, also known as Lou Gherig Disease), Multiple Sclerosis (MS) and Parkinson’s disease. The Company developed a proprietary process, called NurOwn, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.

C.	NurOwn is in clinical development for the treatment of ALS. The Company has completed two single dose clinical trials of NurOwn in Israel, a phase 1/2 trial with 12 patients and a phase 2a trial with additional 12 patients. In July 2016 the Company announced the results of its phase 2 trial which was conducted in three major medical centers in the US. This single dose trial included 48 patients randomized in a 3:1 ratio to receive NuOwn or placebo. Future development of NurOwn for ALS will require additional clinical trials typically required to provide an adequate basis for regulatory approval and product labeling. These additional trials will include the administration of repeated doses to ALS patients enrolled in these trials.

D.	On September 15, 2014 the Company completed a reverse stock split of the Company’s shares of Common Stock by a ratio 1-for-15. The Company adjusted all ordinary shares, options, warrants, per share data and exercise prices included in these financial statements for all periods presented to reflect the reverse stock split. On August 26, 2015 the shareholders of the Company approved a reduction of the number of authorized shares of Common Stock of the Company from 800,000,000 to 100,000,000.

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

Operating results for the three months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

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

In January 2016, the FASB issued an amended standard requiring change to recognition and measurement of certain financial assets and liabilities. The standard primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This standard is effective beginning in the first quarter of 2018. Certain provisions allow for early adoption. The Company do not expect that the adoption of this standard will have a significant impact on the financial position or results of operations.

In February 2016, the FASB issued a new lease accounting standard requiring that the Company recognize lease assets and liabilities on the balance sheet. This standard is effective beginning in the first quarter of 2019; early adoption is permitted. The Company has not yet determined the impact of the new standard on its consolidated financial statements.

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

Short term investments on June 30, 2017 and December 31, 2016 include bank deposits bearing annual interest rates varying from 0.15% to 1.52%, with maturities of up to 1 and 5 months as of June 30, 2017 and December 31, 2016.

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

On July 26, 2017, the Company granted to its Chief Executive Officer 31,185 shares of restricted common stock, which vests as to twenty-five percent (25%) of the award on each of the first, second, third and fourth anniversary of the date of grant, provided grantee remains continuously employed by the Company from the date of grant through each applicable vesting date, and is subject to accelerated vesting upon a Change of Control (as defined in an agreement with grantee) of the Company. In the event of grantee’s termination of employment, any portion of the grant that is not yet vested (after taking into account any accelerated vesting) shall automatically be immediately forfeited to the Company, without the payment of any consideration to grantee.

On July 26, 2017, the Company granted to its Chief Executive Officer an option to purchase up to 41,580 shares of Common Stock at an exercise price per share of $4.81. The option is fully vested and exercisable as of the date of grant and shall remain exercisable until the 2nd anniversary of the date of grant, regardless of whether grantee remains employed by the Company.

In February 2010, the Company issued to these investors an aggregate 399,999 shares of Common Stock and warrants to purchase an aggregate of 199,998 shares of Common Stock with an exercise price of $7.50 per share for aggregate proceeds of $1.5 million.

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

On July 13, 2017, the Company granted a stock option to a director to purchase up to 12,000 shares of Common Stock of the Company.  The option is fully vested and exercisable on the date of grant.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 5 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

On July 13, 2017, the Company granted an aggregate of 16,629 shares of Common Stock of the Company to three officers of the Company.

On July 26, 2017, the Company granted to its Chief Executive Officer 31,185 shares of restricted common stock, which vests as to twenty-five percent (25%) of the award on each of the first, second, third and fourth anniversary of the date of grant, provided grantee remains continuously employed by the Company from the date of grant through each applicable vesting date, and is subject to accelerated vesting upon a Change of Control (as defined in an agreement with grantee) of the Company. In the event of grantee’s termination of employment, any portion of the grant that is not yet vested (after taking into account any accelerated vesting) shall automatically be immediately forfeited to the Company, without the payment of any consideration to grantee.

On July 26, 2017, the Company granted to its Chief Executive Officer an option to purchase up to 41,580 shares of Common Stock at an exercise price per share of $4.81. The option is fully vested and exercisable as of the date of grant and shall remain exercisable until the 2nd anniversary of the date of grant, regardless of whether grantee remains employed by the Company.

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

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the six months ended June 30, 2017
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	874,841	2.1258
Granted	54,514	3.7605
Exercised	(11,777)	2.5401
Cancelled	(44,446)	3.9175

Outstanding at end of period	873,132	2.1311	1,762,771

Vested and expected-to-vest at end of period	855,464	2.1596	1,702,703

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 5 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.)

2.	Share-based compensation to employees and to directors: (Cont.)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on June 30, 2017 and the exercise price, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the six months ended June 30, 2017 and 2016 amounted to $183 and $496, respectively.

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

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through
Nov-Dec 2004	973,390	959,734	13,656	-	0.00075 - 0.15	-	-
Feb-Dec 2005	203,898	32,011	171,887	-	2.25 - 37.5	-	-
Feb-Dec 2006	112,424	48,513	63,911	-	0.075 – 22.5	-	-
Mar-Nov 2007	180,220	-	133,553	46,667	2.25 - 7.05	46,667	Aug - Oct 2017
Nov 2008	6,667	-	-	6,667	2.25	6,667	Sep-18
Apr-Oct 2009	26,667	6,667	-	20,000	1.005 – 1.5	20,000	Apr 2019– Oct 2019
Aug 2007- Jan 2011	2,016,667	-	-	2,016,667	3 - 4.35	2,016,667	Nov-17
Jan 2010	83,333	-	83,333	-	7.5	-	-
Feb 2010	8,333	8,333	-	-	0.15	-	-
Feb 2010	200,000	-	200,000	-	7.5	-	-
Feb 2010	100,000	100,000	-	-	0.015	-	-
Feb 2011	42,735	-	42,735	-	5.85	-	-
Feb 2011	427,167	63,122	364,044	-	4.2	-	-
Feb 2011	854,333	-	854,333	-	7.5	-	-
Jul 2012	32,931	-	32,931	-	5.22	-	-
Jul 2012	990,949	687,037	303,911	-	4.35	-	-
Feb 2013	55,556	-	55,556	-	7.5	-	-
April 2010-2014	12,889	8,889	4,000	-	0.00075	-	-
Aug 2013	1,147,471	-	1,147,471	-	3.75	-	-
Aug 2013	29,000	29,000	-	-	0.525	-	-
Jun 2014	2,800,000	2,546,667	253,333	-	5.22	-	-
Jun 2014	84,000	-	84,000	-	4.5	-
Jan 2015	3,858,201	-	-	3,858,201	6.5	3,858,201	Jun-18
	14,246,831	4,489,973	3,808,654	5,948,202		5,948,202

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

On July 14, 2016, the Company granted of an aggregate of 25,281 shares of Common Stock to two consultants for services rendered in 2015. The related compensation expense was recorded as research and development expense.

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

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2017	2016	2017	2016
	Unaudited		Unaudited

Research and development	75	4	20	1
General and administrative	108	492	37	261
Total stock-based compensation expense	183	496	57	262

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 6 -	SUBSEQUENT EVENTS

A.	On July 13, 2017, the Company granted Common Stock of the Company and option to purchase shares of Common Stock of the Company to three officers of the Company and to one of its directors. Refer to note 5B2.

B.	On July 26, 2017 the Company granted to its Chief Executive Officer shares of restricted common stock and an option to purchase shares of Common Stock. Refer to note 5B2.

C.	On July 21, 2017, California Institute for Regenerative Medicine (CIRM) has awarded the Company a grant of $16 million to support the Company’s Phase 3 study.

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

Company Overview

Brainstorm Cell Therapeutics Inc. is an integrated biotechnology company actively engaged in the development and commercialization of innovative adult stem cell therapies for the treatment of debilitating neurodegenerative disorders that have no or limited treatment options, thus representing a unique opportunity to address unmet medical needs. These include Amyotrophic Lateral Sclerosis (“ALS”, also known as Motor Neuron Disease (MND) or Lou Gehrig’s disease), Multiple Sclerosis (“MS”), and Parkinson’s disease (“PD”) among others. NurOwn® is our proprietary process for the propagation of adult bone marrow-derived Mesenchymal Stem Cells (“MSC”), their differentiation into neurotrophic factor (“NTF”) secreting cells (“MSC-NTF”), and transplantation at, or close to, the site of damage.

Evidence to date from published animal and human studies suggests that NurOwn® offers the potential for more effective treatment of neurodegenerative diseases relative to existing therapies through unique neuroprotective and immunomodulatory effects. Groundbreaking ALS CSF biomarker work has demonstrated a strongly correlated increase in neurotrophic factors and a reduction in inflammatory biomarkers (MCP-1 and SDF-1) in NurOwn®-treated and not in placebo treated participants. This is a clear indicator of the mechanism by which this technology acts in ALS, and in related neurodegenerative diseases.

Our core technology was developed in collaboration with Professor (Prof.) Daniel Offen (Felsenstein Medical Research Center, Tel Aviv University), and the late Prof. Eldad Melamed, former head of Neurology of the Rabin Medical Center and former member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson’s Research. Our wholly-owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (the “Israeli Subsidiary”), holds rights to commercialize the technology through a licensing agreement with Ramot at Tel Aviv University Ltd. (“Ramot”), the technology transfer company of Tel Aviv University, Israel. We currently employ 19 employees in Israel and 3 in the United States.

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

The NurOwn® Transplantation Process

•	Bone marrow aspiration from patient;
•	Isolation and propagation of the patient’s mesenchymal stem cells;
•	Differentiation of the mesenchymal stem cells into neurotrophic-factor secreting (MSC-NTF) cells; and
•	Autologous transplantation into the same patient’s spinal cord fluid.

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

MSC can be cryopreserved and, as required, can be subsequently differentiated into NurOwn®, and demonstrate product characteristics like NurOwn® cells derived from fresh MSC of the same patient/donor. This will allow the Company to provide repeated doses of autologous NurOwn® from a single bone marrow aspirate in its upcoming multi-dose clinical trial and will avoid the need for patients to undergo repeated bone marrow aspiration.

The ALS Program –

Phase 1/2 and Phase 2a studies

The clinical development program for NurOwn® in ALS has been granted Fast Track designation by the U.S. Food and Drug Administration (the “FDA”) for this indication, and has been granted Orphan Status in both the United States and in Europe.

We have completed two clinical trials of NurOwn® in patients with ALS at Hadassah Medical Center (“Hadassah”) (Principal Investigator (PI) - Prof. Dimitrios Karussis):

1.	A Phase 1/2 safety and efficacy study of NurOwn® in ALS patients administered either intramuscularly or intrathecally, was initiated in June 2011 after receiving approval from the Israeli Ministry of Health (“MoH”). The trial results, which were presented by Prof. Karussis at the American Academy of Neurology Annual Meeting on March 2013, demonstrated the safety of NurOwn® as well as signs of ALS patient functional improvement, as measured by the ALS Functional Rating Score (“ALSFRS-R”) and improved breathing, as measured by the Forced Vital Capacity (“FVC”).

2.	A Phase 2a combined (intramuscular and intrathecal) treatment, dose-escalating trial, approved by the Israeli MoH in January 2013, was also conducted at Hadassah (PI- Prof. Dimitrios Karussis) and by September 27, 2013, we announced that 12 patients had successfully completed treatment. On December 10, 2013 Prof. Karussis presented some of the preliminary findings from this trial at the 24th International Symposium on ALS/MND in Milan, Italy, followed in June 2014 by the interim results of the trial, at the Joint Congress of European Neurology in Istanbul, Turkey. The last follow-up visits in this study occurred in September 2014. On January 5, 2015, the Company presented final top line data from this study in a press release and an investor conference call. The results of this study confirmed the safety profile observed in the earlier Phase 1/2 trial, with the clear majority of adverse events being low-grade and transient. There were two deaths and two serious adverse events, all of which were deemed by the investigators to be unrelated to treatment. Subjects in this study showed a meaningful reduction in the rate of disease progression for the three and six months after treatment, compared to the three months prior to treatment. This confirmed the safety of intrathecal administration of NurOwn® in ALS.

3.	In January 2016, the Company announced the publication of a paper in the January 2016 edition of JAMA Neurology based on the results of the first in man Phase 1/2 and Phase 2a studies and Phase 2 dose escalation study with NurOwn® in ALS. The data provide indication of clinically meaningful benefit as reflected by a slower rate of ALS disease progression following NurOwn® treatment, a positive trend on two ALS disease biomarkers, including rate of decline of muscle volume and electrical muscle function. This was the first published clinical data with NurOwn®, or any treatment, to achieve a neuroprotective effect in ALS and potentially modify the course of disease.

In April 2016, the Company presented the combined results of the Phase 1/2 and Phase 2a NurOwn® clinical studies in ALS at the ISRASTEM 2016 and 6th Israel Stem Cell Society (ISCS) joint annual meeting which took place in Tel Aviv, Israel.

The US Phase 2 Multicenter Double Blind Placebo Controlled Clinical Study for ALS Patients

In December 2013, the Company submitted an Investigational New Drug (“IND”) application to the FDA for NurOwn® in ALS, and on April 28, 2014, we initiated an FDA-approved randomized, double-blind, placebo controlled multi-center U.S. Phase 2 clinical trial evaluating NurOwn® in ALS patients. The trial was conducted at the Massachusetts General Hospital (PIs- Drs. Merit Cudkowicz and James Berry) in Boston, Massachusetts, at the University of Massachusetts Memorial Hospital (PI- Dr. Robert Brown) in Worcester, Massachusetts and at the Mayo Clinic (PI- Drs. Anthony Windebank and Nathan Staff) in Rochester, Minnesota. For this study, NurOwn® was manufactured at the Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute in Boston, Massachusetts and at the Human Cellular Therapy Lab at the Mayo Clinic. In the study 48 patients were randomized 3:1 to receive NurOwn® or placebo.

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

In December 2016, the Company announced that data from the Company’s Phase 2 study of NurOwn® in ALS, would be highlighted in presentations at the 27th International Symposium on ALS/MND, being held December 7-9, 2016 in Dublin, Ireland. Lead investigator, Dr. James Berry, presented new data from the Phase 2 study demonstrating that in ALS patients treated with NurOwn, CSF neurotrophic factors (VEGF, HGF and LIF) showed a statistically significant increase and correlated with a statistically significant decrease in CSF inflammatory markers (MCP-1 and SDF-1) two weeks post-transplantation compared to pre-transplantation. In addition, reductions in CSF inflammatory markers at two weeks post-transplantation correlated with improvements in ALSFRS-R slope at 12 weeks post-transplantation, consistent with the proposed mechanism of action of NurOwn in ALS. Dr. Berry also presented the pre-specified responder analyses from the Phase 2 trial which examined percentage improvements in post treatment of Amyotrophic Lateral Sclerosis Functional Rating Scale (ALSFRS-R) slope compared to pre-treatment slope. These analyses showed that, in the NurOwn® treated group, a greater number of patients achieved the high threshold of 100% or greater improvement in the post-treatment vs. pre-treatment slope, compared with the placebo group. Responders were defined as those in whom disease symptoms were essentially halted for the period of the treatment effect or those who achieved a positive improvement on their ALSFRS-R score. Moreover, in the pre-specified subgroup that excluded subjects whose disease was progressing slowly, this effect was even more pronounced. Dr. Berry’s presentation was posted on the Company website.

In May 2017 the Company announced that it would present data from its Phase 2 clinical study of NurOwn® in ALS at the International Society for Cellular Therapy (ISCT) annual conference in London, England and at the World Advanced Therapy and Regenerative Medicine Congress in London, England.

Phase 3 Clinical Study for ALS Patients

In December 2016, the Company announced that it had recently completed a successful End-of-Phase 2 Meeting with the United States Food and Drug Administration (FDA). The Company reached general agreement with the FDA to proceed to a Phase 3 trial. Importantly, the FDA accepted the key elements of the Phase 3 program to support a Biologic License Application (BLA) for NurOwn® in ALS. The planned Phase 3 clinical trial will be a randomized, double-blind, placebo-controlled multi-dose trial that will be conducted at multiple sites in the U.S. The trial is expected to begin enrolling patients in the second half of 2017.

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

In February 2017, the Company announced that it plans to contract with City of Hope’s Center for Biomedicine and Genetics to produce clinical supplies of NurOwn® adult stem cells for the company’s planned randomized, double-blind, multi-dose Phase 3 clinical study in patients with ALS.  City of Hope will support manufacturing of NurOwn® for all U.S. medical centers participating in the Phase 3 trial.

Future development of NurOwn® in ALS may require additional clinical trials, including a Phase 3 FDA-approved multi dose trial.

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

In March 2017, the Company announced that it has signed a Memorandum of Understanding (MOU) with The Medical Research, Infrastructure, and Health Services Fund of the Tel Aviv Sourasky Medical Center (Ichilov Hospital) to explore the possibility of making NurOwn® available to Amyotrophic Lateral Sclerosis (ALS) patients under the provisions of Hospital Exemption regulation.  The MOU also covers the participation of Tel Aviv Sourasky Medical Center in the planned Phase 3 trial that will investigate NurOwn® in ALS. The MOU sets forth the basic terms under which the Company and Tel Aviv Sourasky Medical Center would work together to submit an application to the Israeli Ministry of Health that will allow patient access to NurOwn® and is subject to a definitive agreement.  The agreement is expected to be formalized in the second half of 2017.

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

Funding

In June 2017, the Company announced that for the tenth consecutive year its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd., was awarded a new grant  from Israel’s Office of the Chief Scientist (OCS), in the amount of approximately $2,100,000. The Office of the Chief Scientist, is part of the Ministry of Economy Program to support innovative technologies in Israel. The funds supported the development of NurOwn® Phase 3 clinical program in ALS.

In July, 2017 /the company announced that the California Institute for Regenerative Medicine (CIRM) has awarded Brainstorm a grant of $16 million to support the Company’s pivotal Phase 3 study of NurOwn®, for the treatment of amyotrophic lateral sclerosis (ALS).

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

Future Development Plans

In addition to its active clinical program in ALS, the Company is focusing on further in-depth molecular and functional characterization of NurOwn® and its adaptation to additional indications. The Company is reviewing the potential clinical development of NurOwn® in other neurodegenerative disorders, such as Parkinson’s disease, Huntington’s disease, and multiple sclerosis. More research is currently ongoing on developing an additional product which might be suitable for many neurodegenerative diseases.

In April 2017, the Company announced the Publication of the NurOwn® Autism Research Study, entitled “Long Term Beneficial Effect of Neurotrophic Factors-Secreting Mesenchymal Stem Cells Transplantation in the BTBR Mouse Model of Autism” (Perets N. et al. Behav Brain Res. 2017  Jul 28;331:254-260 [Apr 6. Epub ahead of print] PMID: 28392323), showing that transplantation of NurOwn® in the BTBR mice demonstrated significant long-term improvements in autistic behavior in the BTBR mice compared to MSC treated and to untreated BTBR mice.

In addition, the Company has recently improved the scale and efficiency of NurOwn® production and improved its stability, with the goal of manufacturing in central clean room facilities near the clinical trial sites, where the cells are administered to patients.

Corporate Information

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 3 University Plaza Drive, Suite 320, Hackensack, NJ 07601, and our telephone number is (201) 488-0460. We maintain an Internet website at http://www.brainstorm-cell.com. The information on our website is not incorporated into this Quarterly Report on Form 10-Q.

Results of Operations

For the period from inception (September 22, 2000) until June 30, 2017, the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2018, if ever. The Company has incurred operating costs and other expenses of approximately $1,075,000 during the three months ended June 30, 2017 compared to $983,000 during the three months through June 30, 2016.

Research and Development Expenses:

Research and development expenses, net for the three months ended June 30, 2017 and 2016 were $435,000 and $151,000, respectively, representing an increase of $284,000. This increase is due to an increase of $213,000 for costs of payroll and stock-based compensation expenses and increase of $61,000 for other costs such as material costs, travel, rent and other activities. This increase was partially offset by a decrease of $257,000 costs for activities related to the U.S. Clinical Trial and a decrease of $268,000 in participation of the Chief Scientist.

General and Administrative Expenses:

General and administrative expenses for the three months ended June 30, 2017 and 2016 were $640,000 and $832,000, respectively. The decrease in general and administrative expenses of $192,000 is primarily due to a decrease of $223,000 in stock-based compensation expenses offset by a net increase of $31,000 of other costs.

Other Income and Expenses:

Financial income for the three months ended June 30, 2017 was $35,000 as compared to financial income of $21,000 for the three months ended June 30, 2016.

Net Loss:

Net loss for the three months ended on June 30, 2017 was $ 1,040,000, as compared to a net loss of $962,000 for the three months ended June 30, 2016. Net loss per share for the three months ended June 30, 2017 and 2016 was $0.06 and $0.05, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended June 30, 2017 was 18,738,496, compared to 18,654,040 for the three months ended June 30, 2016.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants and the issuance of convertible promissory notes. At June 30, 2017, the Company had net working capital of $6,971,000 including cash, cash equivalents and short term bank deposits amounting to $6,717,000.

Net cash used in operating activities was $1,630,000 for the three months ended June 30, 2017. Cash used for operating activities was primarily attributed to cost of rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses. Net cash provided by investing activities was $6,780,000 for the three months ended June 30, 2017, representing net change in short term interest bearing bank deposits. Net cash provided by financing activities was $30,000 for the three months ended June 30, 2017 and is attributable to the exercise of options.

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

There were no significant changes to our critical accounting policies during the quarter ended June 30, 2017. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information.

During the quarter ended June 30, 2017, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: August 14, 2017	By:	/s/ Alla Patlis
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

