Form 10-Q
period 2017-09-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2017-10-17
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 13, 2017, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 18,842,726.

2

Item 1. Financial Statements

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	September 30,	December 31,
	2017	2016
	U.S. $ in thousands
	Unaudited	Audited

ASSETS

Current Assets:
Cash and cash equivalents	$2,464	$547
Short-term deposit (Note 4)	8,083	9,443
Account receivable	318	306
Prepaid expenses and other current assets	86	148
Total current assets	10,951	10,444

Long-Term Assets:
Prepaid expenses and other long-term assets	26	25
Property and Equipment, Net	358	297
Total Long-Term Assets	384	322

Total assets	$11,335	$10,766

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payables	$275	$345
Accrued expenses	204	152
Deferred grant income (Note 5)	5,250	-
Other accounts payable	411	367
Total current liabilities	6,140	864

Stockholders' Equity:
Stock capital: (Note 6)	11	11
Common stock of $0.00005 par value - Authorized: 100,000,000 shares at September 30, 2017 and December 31, 2016 respectively; Issued and outstanding: 18,842,726 and 18,687,987 shares at September 30, 2017 and December 31, 2016 respectively.
Additional paid-in-capital	85,535	85,014
Accumulated deficit	(80,351)	(75,123)
Total stockholders' equity	5,195	9,902

Total liabilities and stockholders' equity	$11,335	$10,766

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2017	2016	2017	2016
	Unaudited		Unaudited

Operating expenses:

Research and development, net	$2,544	$1,927	$1,168	$790
General and administrative	2,693	2,506	1,224	848

Operating loss	(5,237)	(4,433)	(2,392)	(1,638)

Financial expense (income), net	(9)	(75)	11	(32)

Net loss	$(5,228)	$(4,358)	$(2,403)	$(1,606)

Basic and diluted net profit (loss) per share	$(0.28)	$(0.23)	$(0.13)	$(0.09)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	18,737,307	18,654,826	18,783,997	18,656,615

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Common stock		Additional paid-in	Accumulated	Total stockholders'
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2017	18,687,987	$11	$85,014	$(75,123)	$9,902

Stock-based compensation related to stock and options granted to directors and employees	105,301	(*)	398	-	398
Stock-based compensation related to warrants and stock granted to service providers	4,327	(*)	18		18
Exercise of options	11,777	(*)	30		30
Exercise of warrants	33,334	(*)	75		75
Net loss	-	-	-	(5,228)	(5,228)

Balance as of September 30, 2017	18,842,726	$11	$85,535	$(80,351)	$5,195

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2017	2016	2017	2016

Cash flows from operating activities:

Net loss	$(5,228)	$(4,358)	$(2,403)	$(1,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	57	55	23	17
Expenses related to shares and options granted to service providers	18	121	18	90
Amortization of deferred stock-based compensation related to options granted to employees and directors	398	636	215	171
Decrease (increase) in accounts receivable and prepaid expenses	50	641	561	1,140
Increase (decrease) in trade payables	(70)	(817)	48	(3)
Deferred grant income	5,250	-	5,250	-
Increase (decrease) in other accounts payable and accrued expenses	96	(940)	131	(84)
Total net cash provided by (used in) operating activities	$571	$(4,662)	$3,843	$(275)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2017	2016	2017	2016

Cash flows from investing activities:
Purchase of property and equipment	(118)	(96)	(86)	(11)
Changes in short-term deposit	1,360	5,289	(7,150)	299
Investment in lease deposit	(1)	(4)	(2)	(2)

Total net cash provided by (used in) investing activities	$1,241	$5,189	$(7,238)	$286

Cash flows from financing activities:
Proceeds from exercise of options	105	-	75	-

Total net cash provided by financing activities	$105	$-	$75	$-

Increase (decrease) in cash and cash equivalents	1,917	527	(3,320)	11
Cash and cash equivalents at the beginning of the period	$547	$428	5,784	944

Cash and cash equivalents at end of the period	$2,464	$955	$2,464	$955

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

Operating results for the three months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

B.	Significant Accounting Policies

Non royalty bearing Grants from the California Institute for Regenerative Medicine (CIRM) for funding research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and applied as a deduction from research and development expenses.

The other significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

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

In May 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance is effective on a prospective basis beginning on January 1, 2018 and early adoption is permitted. The Company does not expect the adoption of this standard to have an impact on its consolidated financial statements.

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

Short term investments on September 30, 2017 and December 31, 2016 include bank deposits bearing annual interest rates varying from 0.15% to 1.90%, with maturities of up to 10 and 5 months as of September 30, 2017 and December 31, 2016.

NOTE 5 -	DEFERRED GRANT INCOME

In July 2017 the Company received an award in the amount of $15,912 from the California Institute of Regenerative Medicine (CIRM) to support the pivotal Phase 3 study of NurOwn®, for the treatment of amyotrophic lateral sclerosis (ALS). The award provided for a $5,250 project initial payment, which was received during the third quarter of 2017, and up to $15,912 in future milestone payments (inclusive of the project initial payment). The award does not bear a royalty payment commitment nor is the award otherwise refundable.

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

In February 2010, the Company issued to three investors an aggregate 399,999 shares of Common Stock and warrants to purchase an aggregate of 199,998 shares of Common Stock with an exercise price of $7.50 per share for aggregate proceeds of $1.5 million.

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

On August 22, 2011, the Company entered into an agreement one of its directors pursuant to which the Company granted the director 61,558 restricted shares of Common Stock of the Company. The shares vested through August 22, 2014. In addition, the Company is paying the director $15 per quarter his services. On May 3, 2015 the Company granted to the director 60,000 shares of restricted Common Stock. The shares were vested in three installments through August 22, 2017.

On August 1, 2012, the Company granted to three of its directors options to purchase an aggregate of 30,667 shares of Common Stock of the Company, at $2.25 per share.

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

On June 9, 2014, the Company’s former Chief Executive Officer was granted a stock option for the purchase of 380,000 shares of the Company’s common stock, vesting over four years, with an exercise price of $4.5 per share. On November 10, 2015 the Company and the former CEO agreed that the unvested portion of the option as of October 30, 2015 (to purchase 253,333 shares) would be forfeited and that the vested potion of the option (to purchase 126,667 shares) would terminate on September 30, 2016.

On August 15, 2014, the Company issued to two of its directors and four of its Advisory Board members an aggregate of 50,667 restricted shares of Common Stock. The shares vested over 12 months.

On October 31, 2014, the Company granted to four of its directors options to purchase an aggregate of 70,666 shares of Common Stock of the Company, at $0.75 per share. The options vest over 12 months.

On June 1, 2015, the Company granted to a director fully vested options to purchase an aggregate of 6,667 shares of Common Stock of the Company, at $0.75 per share.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 6 -	STOCK CAPITAL (Cont.):

B.	Issuance of shares, warrants and options: (Cont.):

2.	Share-based compensation to employees and to directors: (Cont.):

On July 30, 2015 the Company’s newly appointed Chief Financial Officer was granted an option to purchase 165,000 shares of Common Stock at an exercise price of $3.17 per share. The option would vest over 3 years. Effective December 1, 2015 the Company and the Chief Financial Officer agreed to amend the option agreement. Pursuant to the amendment, 82,500 shares were cancelled. The 82,500 remaining shares continued to vest and become exercisable in accordance with the terms of the grant: 20,625 shares vested and became exercisable on July 30, 2016 and 2.08333% of the 82,500 shares were scheduled to vest and become exercisable on each monthly anniversary date starting on August 30, 2016 through the fourth anniversary of the grant, so that the 82,500 shares would become fully vested and exercisable on July 30, 2019. On November 9, 2016, the Company’s Chief Financial Officer notified the Company that he was terminating his part time employment with the Company effective at the end of business on November 14, 2016. The option ceased to vest on November 14, 2016 and the right to exercise the option was terminated February 14, 2017.

On August 27, 2015 the Company granted to four of its seven directors options to purchase an aggregate of 70,665 shares of Common Stock at an exercise price of $0.75 per share, and granted to two of its directors an aggregate of 17,332 restricted shares of Common Stock. The options and restricted shares of Common Stock vested over 12 months until fully vested on August 27, 2016.

On September 28, 2015 the Company granted to its newly appointed Chief Executive Officer an option to purchase 369,619 shares of Common Stock at an exercise price of $2.45 per share. The option vested over 12 months until fully vested on August 28, 2016.

On July 14, 2016 the Company granted to four of its seven directors options to purchase an aggregate of 70,665 shares of Common Stock at an exercise price of $0.75 per share, and on September 26, 2016 granted 8,666 restricted share of Common Stock to one director and on March 28, 2017 granted 8,666 restricted shares of Common Stock to another director. The options and restricted shares of Common Stock vested over 12 months until fully vested on June 22, 2017.

On February 26, 2017 the Company granted a stock option to a director to purchase up to 6,667 shares of Common Stock at an exercise price of $0.75 per share. The option was fully vested and exercisable on the date of grant.

On February 26, 2017 the Company granted a director 3,012 shares of restricted common stock. The grant vests in 12 consecutive, equal monthly installments commencing on the one month anniversary of the date of grant, until fully vested on the first anniversary of the date of grant, provided grantee remains a director of the Company on each such vesting date.

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

On August 17, 2017, the Company granted to a newly appointed VP of Patient Advocacy and Government Affairs 9,924 shares of restricted common stock, which vests on each of the first, second, third and fourth anniversary of the date of grant, provided that grantee remains continuously employed by the Company from the date of grant through each applicable vesting date.

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

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the nine months ended September 30, 2017
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding at beginning of period	874,841	2.1258
Granted	108,094	3.8300
Exercised	(11,777)	2.5401
Cancelled	(44,446)	3.9175

Outstanding at end of period	926,712	2.2334	1,748,327

Vested and expected-to-vest at end of period	926,712	2.2334	1,748,327

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on September 30, 2017 and the exercise price, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the nine months ended September 30, 2017 and 2016 amounted to $416 and $667, respectively.

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

Issuance date	Number of warrants issued	Exercised	Forfeited	Outstanding	Exercise Price $	Warrants exercisable	Exercisable through
Nov-Dec 2004	973,390	959,734	13,656	-	0.00075 - 0.15	-	-
Feb-Dec 2005	203,898	32,011	171,887	-	2.25 - 37.5	-	-
Feb-Dec 2006	112,424	48,513	63,911	-	0.075 – 22.5	-	-
Mar-Nov 2007	180,220	33,334	133,553	13,333	2.25	13,333	Oct 2017
Nov 2008	6,667	-	-	6,667	2.25	6,667	Sep-18
Apr-Oct 2009	26,667	6,667	-	20,000	1.005 – 1.5	20,000	Apr 2019– Oct 2019
Aug 2007- Jan 2011	2,016,667	-	-	2,016,667	3 - 4.35	2,016,667	Nov-17
Jan 2010	83,333	-	83,333	-	7.5	-	-
Feb 2010	8,333	8,333	-	-	0.15	-	-
Feb 2010	200,000	-	200,000	-	7.5	-	-
Feb 2010	100,000	100,000	-	-	0.015	-	-
Feb 2011	42,735	-	42,735	-	5.85	-	-
Feb 2011	427,167	63,122	364,044	-	4.2	-	-
Feb 2011	854,333	-	854,333	-	7.5	-	-
Jul 2012	32,931	-	32,931	-	5.22	-	-
Jul 2012	990,949	687,037	303,911	-	4.35	-	-
Feb 2013	55,556	-	55,556	-	7.5	-	-
April 2010-2014	12,889	8,889	4,000	-	0.00075	-	-
Aug 2013	1,147,471	-	1,147,471	-	3.75	-	-
Aug 2013	29,000	29,000	-	-	0.525	-	-
Jun 2014	2,800,000	2,546,667	253,333	-	5.22	-	-
Jun 2014	84,000	-	84,000	-	4.5	-
Jan 2015	3,858,201	-	-	3,858,201	6.5	3,858,201	Jun-18
	14,246,831	4,523,307	3,808,654	5,914,868		5,914,868

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

On August 17, 2017, the Company granted to a consultant 4,327 fully vested shares of restricted common stock. The restriction expires in eight (8) equal consecutive quarterly installments (starting November 17, 2017) until fully vested on the second anniversary of the date of grant.

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

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2017	2016	2017	2016
	Unaudited		Unaudited

Research and development	145	6	70	1
General and administrative	271	661	163	170
Total stock-based compensation expense	416	667	233	171

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “Brainstorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal quarter, statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2017 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broad acceptance as a treatment option for ALS or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, and other factors described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2016. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2016, in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

Company Overview

Brainstorm Cell Therapeutics Inc. is an integrated biotechnology company actively engaged in the development and commercialization of innovative adult stem cell therapies for the treatment of debilitating neurodegenerative disorders that have no or limited treatment options, thus representing a unique opportunity to address unmet medical needs. These include Amyotrophic Lateral Sclerosis (“ALS”, also known as Motor Neuron Disease (MND) or Lou Gehrig’s disease), Multiple Sclerosis (“MS”), and Parkinson’s disease (“PD”), among others. NurOwn® is our proprietary process for the propagation of adult bone marrow-derived Mesenchymal Stem Cells (“MSC”), their differentiation into neurotrophic factor (“NTF”) secreting cells (“MSC-NTF”), and transplantation at, or close to, the site of damage.

Evidence to date from published animal and human studies suggests that NurOwn® offers the potential for more effective treatment of neurodegenerative diseases, relative to existing therapies, through unique neuroprotective and immunomodulatory effects. Groundbreaking ALS CSF biomarker work has demonstrated a strongly correlated increase in neurotrophic factors and a reduction in inflammatory biomarkers (MCP-1 and SDF-1) in NurOwn®-treated, and not in placebo treated, participants. This is a clear indicator of the mechanism by which this technology acts in ALS, and in related neurodegenerative diseases.

Our core technology was invented by Professor (Prof.) Daniel Offen of the Felsenstein Medical Research Center, Tel Aviv University, and the late Prof. Eldad Melamed, former head of Neurology of the Rabin Medical Center and former member of the Scientific Committee of the Michael J. Fox Foundation for Parkinson’s Research. Our wholly-owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (“Israeli Subsidiary”), holds rights to commercialize the technology through a licensing agreement with Ramot (“Ramot”), the technology transfer company of Tel Aviv University, Israel. We currently employ 19 employees in Israel and 3 in the United States.

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

The ALS Program

Phase 1/2 and Phase 2a studies

The clinical development program for NurOwn® in ALS has been granted Fast Track designation by the U.S. Food and Drug Administration (“FDA”) for this indication, and has been granted Orphan Status in both the United States and in Europe.

We have completed two clinical trials of NurOwn® in patients with ALS at Hadassah Medical Center (“Hadassah”), with Prof. Dimitrios Karussis as Principal Investigator (PI):

1.	A Phase 1/2 safety and efficacy study of NurOwn® in ALS patients administered either intramuscularly or intrathecally, was initiated in June 2011 after receiving approval from the Israeli Ministry of Health (“MoH”). The trial results, which were presented by Prof. Karussis at the American Academy of Neurology Annual Meeting on March 2013, demonstrated the safety of NurOwn® as well as signs of ALS patient functional improvement, as measured by the ALS Functional Rating Score (“ALSFRS-R”) and improved breathing, as measured by the Forced Vital Capacity (“FVC”).

2.	A Phase 2a combined treatment (by intramuscular and intrathecal administration), dose-escalating trial, approved by the Israeli MoH in January 2013, was also conducted at Hadassah, and by September 27, 2013, we announced that 12 patients had successfully completed treatment. On December 10, 2013 Prof. Karussis presented some of the preliminary findings from this trial at the 24th International Symposium on ALS/MND in Milan, Italy, followed in June 2014 by the interim results of the trial, at the Joint Congress of European Neurology in Istanbul, Turkey. The last follow-up visits in this study occurred in September 2014. On January 5, 2015, the Company presented final topline data from this study in a press release and an investor conference call. The results of this study confirmed the safety profile observed in the earlier Phase 1/2 trial, with the clear majority of adverse events being low-grade and transient. There were two deaths and two serious adverse events, all of which were deemed by the investigators to be unrelated to treatment. Subjects in this study showed a meaningful reduction in the rate of disease progression for the three and six months after treatment, compared to the three months prior to treatment. This confirmed the safety of intrathecal administration of NurOwn® in ALS.

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

The US Phase 2 Multicenter Double-Blind Placebo Controlled Clinical Study for ALS Patients

In December 2013, the Company submitted an Investigational New Drug (“IND”) application to the FDA for NurOwn® in ALS, and on April 28, 2014, we initiated an FDA-approved randomized, double-blind, placebo controlled multi-center U.S. Phase 2 clinical trial evaluating NurOwn® in ALS patients. The trial was conducted at the Massachusetts General Hospital (PIs - Drs. Merit Cudkowicz and James Berry) in Boston, Massachusetts, at the University of Massachusetts Memorial Hospital (PI - Dr. Robert Brown) in Worcester, Massachusetts, and at the Mayo Clinic (PI - Drs. Anthony Windebank and Nathan Staff) in Rochester, Minnesota. For this study, NurOwn® was manufactured at the Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute in Boston, Massachusetts, and at the Human Cellular Therapy Lab at the Mayo Clinic. In the study, 48 patients were randomized 3:1 to receive NurOwn® or placebo.

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

In December 2016, the Company announced that data from the Company’s Phase 2 study of NurOwn® in ALS, would be highlighted in presentations at the 27th International Symposium on ALS/MND, being held December 7-9, 2016 in Dublin, Ireland. Lead investigator, Dr. James Berry, presented new data from the Phase 2 study demonstrating that in ALS patients treated with NurOwn®, CSF neurotrophic factors (VEGF, HGF and LIF) showed a statistically significant increase and correlated with a statistically significant decrease in CSF inflammatory markers (MCP-1 and SDF-1) two weeks post-transplantation compared to pre-transplantation. In addition, reductions in CSF inflammatory markers at two weeks post-transplantation correlated with improvements in ALSFRS-R slope at 12 weeks post-transplantation, consistent with the proposed mechanism of action of NurOwn® in ALS. Dr. Berry also presented the pre-specified responder analyses from the Phase 2 trial which examined percentage improvements in post treatment of Amyotrophic Lateral Sclerosis Functional Rating Scale (ALSFRS-R) slope compared to pre-treatment slope. These analyses showed that, in the NurOwn® treated group, a greater number of patients achieved the high threshold of 100% or greater improvement in the post-treatment vs. pre-treatment slope, compared with the placebo group. Responders were defined as those in whom disease symptoms were essentially halted for the period of the treatment effect or those who achieved a positive improvement on their ALSFRS-R score. Moreover, in the pre-specified subgroup that excluded subjects whose disease was progressing slowly, this effect was even more pronounced. Dr. Berry’s presentation was posted on the Company website.

In May 2017, the Company presented data from its Phase 2 clinical study of NurOwn® in ALS at the International Society for Cellular Therapy (ISCT) annual conference in London, England and at the World Advanced Therapy and Regenerative Medicine Congress in London, England.

Phase 3 Clinical Study for ALS Patients

In October 2017, the Company announced that the first patients have been enrolled in the Phase 3 clinical trial of NurOwn® for the treatment of amyotrophic lateral sclerosis (ALS) at the Massachusetts General Hospital and UC Irvine Medical Center in California.  The trial is expected to enroll approximately 200 patients and will be conducted at six leading ALS clinical sites in the U.S.  The primary outcome measure will be the ALSFR-S score responder analysis.  The patient population will be optimized to include the pre-specified subgroups who demonstrated superior outcomes in the NurOwn® Phase 2 ALS clinical trial.  Top-line data are expected in 2019.

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

In March 2017, the Company announced that it has signed a Memorandum of Understanding (MOU) with The Medical Research, Infrastructure, and Health Services Fund of the Tel Aviv Sourasky Medical Center (Ichilov Hospital) to explore the possibility of making NurOwn® available to Amyotrophic Lateral Sclerosis (ALS) patients under the provisions of Hospital Exemption regulation. The MOU sets forth the basic terms under which the Company and Tel Aviv Sourasky Medical Center would work together to submit the application to the Israeli MoH, and is subject to a definitive agreement. The agreement is expected to be formalized in the second half of 2017.

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

In July 2017, the Company announced that the California Institute for Regenerative Medicine (CIRM) has awarded Brainstorm a grant of up to $16 million to support the Company’s pivotal Phase 3 study of NurOwn®, for the treatment of amyotrophic lateral sclerosis (ALS). The award provided for a $5,250,000 project initial payment, which was received during the third quarter of 2017, and up to $15,912,000 in future milestone payments (inclusive of the project initial payment). The award does not bear a royalty payment commitment nor is the award otherwise refundable.

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

Results of Operations

For the period from inception (September 22, 2000) through September 30, 2017, the Company has not earned any revenue from operations. The Company does not expect to earn revenue from operations until 2018, if ever. The Company has incurred operating costs and other expenses of approximately $2,392,000 during the three months ended September 30, 2017 compared to $1,638,000 during the three months through September 30, 2016.

Research and Development Expenses:

Research and development expenses, net for the three months ended September 30, 2017 and 2016 were $1,168,000 and $790,000, respectively, representing an increase of $378,000. This increase is due to (i) an increase of $219,000 for costs of payroll and stock-based compensation expenses; (ii) an increase of $328,000 costs for activities related to the U.S. Clinical Trial and (iii) an increase of $115,000 for other costs such as material costs, travel, rent and other activities. This increase was partially offset by an increase of $284,000 in participation of the Chief Scientist.

General and Administrative Expenses:

General and administrative expenses for the three months ended September 30, 2017 and 2016 were $1,224,000 and $848,000, respectively. The increase in general and administrative expenses of $376,000 is primarily due to an increase of $367,000 in payroll costs and an increase of $68,000 in consultants, stock-based compensation and travel costs. This increase was partially offset by a net decrease of $59,000 in rent, public relations, and other costs.

Other Income and Expenses:

Financial expense for the three months ended September 30, 2017 was $11,000 as compared to financial income of $32,000 for the three months ended September 30, 2016.

Net Loss:

Net loss for the three months ended on September 30, 2017 was $2,403,000, as compared to a net loss of $1,606,000 for the three months ended September 30, 2016. Net loss per share for the three months ended September 30, 2017 and 2016 was $0.13 and $0.09, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended September 30, 2017 was 18,783,997, compared to 18,656,615for the three months ended September 30, 2016.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants and the issuance of convertible promissory notes. At September 30, 2017, the Company had net working capital of $4,811,000 including cash, cash equivalents and short-term bank deposits amounting to $10,547,000.

Net cash provided by operating activities was $3,843,000 for the three months ended September 30, 2017. Cash used for operating activities was primarily attributed to cost of rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses. Net cash used in investing activities was $7,238,000 for the three months ended September 30, 2017, representing net change in short term interest bearing bank deposits. Net cash provided by financing activities was $75,000 for the three months ended September 30, 2017 and is attributable to the exercise of stock options.

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

There were no significant changes to our critical accounting policies during the quarter ended September 30, 2017. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information.

During the quarter ended September 30, 2017, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: October 17, 2017	By:	/s/ Alla Patlis
Name: Alla Patlis
Title: Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1*	Brainstorm Cell Therapeutics Inc. Third Amendment to the Second Amended and Restated Director Compensation Plan dated July 13, 2017.

10.2*	Restricted Stock Award Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan, regarding July 26, 2017 grant to Chaim Lebovits.

10.3*	Second Amendment to Employment Agreement dated July 26, 2017 between the Company and Chaim Lebovits.

31.1*	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

‡	Furnished herewith

