Form 10-K
period 2017-12-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2018-03-08
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 001-36641

BRAINSTORM CELL THERAPEUTICS INC.

(Exact Name of Registrant as specified in its charter)

Delaware	20-7273918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1745 Broadway, 17th Floor
New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 488-0460

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.00005 par value	NASDAQ Stock Market LLC (Nasdaq Capital Market)

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), was $67,672,149.

As of March 6, 2018, the number of shares outstanding of the registrant's Common Stock, $0.00005 par value per share, was 19,070,040.

BRAINSTORM CELL THERAPEUTICS INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2017

PART I

SPECIAL NOTE

Unless otherwise specified in this Annual Report on Form 10-K, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “Brainstorm,” “we,” “us” or “our”) and its potential future business operations and performance, including statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2018, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” Some of these are described under “Risk Factors” in this Annual Report. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements.   It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

Item 1.	BUSINESS.

Company Overview

Brainstorm Cell Therapeutics Inc. is a biotechnology company focused on the development and commercialization of innovative Central Nervous System (“CNS”) adult stem cell therapies designed to address the significant unmet medical needs of patients with debilitating neurodegenerative diseases. Utilizing our proprietary mesenchymal stem cell platform technology, NurOwn®, Brainstorm is advancing therapies to treat a broad range of neurodegenerative disorders, such as Amyotrophic Lateral Sclerosis (“ALS”), also known as Lou Gehrig’s disease), Multiple Sclerosis (“MS”), and Parkinson’s disease (“PD”), which currently have limited or no treatment options.

2017 and Recent Highlights

•	The Company made significant progress in 2017, advancing NurOwn®, our late stage differentiated mesenchymal stem cell therapy, into a Phase 3 trial for the treatment of ALS. Enrollment in this randomized, double-blind, placebo-controlled, multi-dose clinical trial of NurOwn® for ALS is now ongoing. This Phase 3 trial builds upon the promising efficacy seen in prior trials including our randomized Phase 2 trial conducted in the U.S.

•	We received a non-dilutive $16 million grant from the California Institute for Regenerative Medicine (“CIRM”) and a grant of approximately $2.1 million from the Israel Innovation Authority (“IIA”) in support of NurOwn® and the Phase 3 study of NurOwn® in ALS.

•	We enhanced our manufacturing capabilities in 2017 by completing a validation of the cryopreservation process for the long-term storage of mesenchymal stem cells (“MSC”). Cryopreservation allows us to provide repeated doses of NurOwn® from a single bone marrow aspirate, avoiding the need for patients to undergo repeated bone marrow aspirations, and moving us closer to our goal of providing best-in-class therapies designed to extend and improve the quality of life in patients with neurodegenerative disorders.

•	We strengthened our executive team in 2017 with the appointment of three senior officers: Ralph Z. Kern, MD, MHSc in the dual role as Chief Operating Officer and Chief Medical Officer; Mary Kay Turner as Vice President of Patient Advocacy and Government Affairs; and Eyal Rubin as Chief Financial Officer, responsible for corporate finance and accounting. These individuals were chosen for their deep neuroscience experience, significant industry expertise and long track record of industry achievements.

•	Our Board of Directors was also strengthened in 2017 with the addition of June S. Almenoff, M.D., Ph.D., FACP, and Arturo O. Araya, M.A., M.B.A., whose extensive experience in drug development and commercialization, and cell and gene therapy are valuable assets to Brainstorm. Dr. Almenoff served as President and CMO of Furiex Pharmaceuticals and served GlaxoSmithKline (GSK) as a Vice President in the Clinical Safety organization and chaired a PhRMA-FDA working Mr. Araya served as the Vice President and Head of Global Commercial for the Cell and Gene Therapies Unit for Novartis Pharmaceutical Corporation, where he led a cross-functional team to globally commercialize a portfolio of cell and gene therapies, prior to which he served as Novartis’ Global Brand Leader for CTL019, a CAR-T therapy and served as Associate Director of Marketing Intelligence, Business Development & Licensing at Bristol-Myers Squibb Company.

•	In February 2018, we announced the appointment of Anthony Polverino, Ph.D., to our board of directors. Dr. Polverino, who is currently interim chief scientific officer of Kite (formerly Kite Pharma and now a wholly-owned subsidiary of Gilead Sciences). Dr. Polverino is a highly accomplished senior biopharmaceutical executive with more than 25 years' industry experience in drug research and development. Dr. Polverino replaced Dr. Robert Shorr who left the board of directors.

•	In January 2018, we announced the receipt of Good Manufacturing Practice (GMP) approval from the Israel Ministry of Health (MoH) for our Israeli contract manufacturing facility. The GMP certificate confirms the Company's manufacturing site compliance with Israeli GMPs which are recognized as equivalent with EU standards. This approval advances our application to the Israel MoH for the treatment of ALS patients under the Hospital Exemption regulation. The GMP certificate was granted after an inspection of the Company’s contract manufacturing facilities.

Our Proprietary Technology

Our NurOwn® technology is based on a novel differentiation protocol, which induces the differentiation of bone marrow-derived mesenchymal stem cells, into neuro-protective and immunomodulatory, cells (“MSC-NTF” cells) capable of releasing multiple neurotrophic factors. These factors are known to be critical for the growth, survival and differentiation of neurons, they include: glial-derived neurotrophic factor (“GDNF”); brain-derived neurotrophic factor (“BDNF”); vascular endothelial growth factor (“VEGF”); and hepatocyte growth factor (“HGF”). GDNF is one of the most potent survival factors known for peripheral neurons. VEGF and HGF have been demonstrated to have important neuro-protective effects in ALS and in other neurodegenerative diseases.

Our approach to the treatment of neurodegenerative diseases with autologous adult stem cells includes a multi-step process beginning with harvesting of undifferentiated stem cells from the patient's own bone marrow, and includes an Intrathecal (“IT”) injection of differentiated, neurotrophic factor-secreting mesenchymal stem cells into the same patient. The MSC-NTF cells are transplanted by intrathecal transplantation; into the cerebrospinal fluid by standard lumbar puncture. This procedure does not require hospitalization and has been shown to be safe and well tolerated in multiple CNS clinical trials to date.

Our proprietary technology and manufacturing processing of MSC-NTF cells for clinical use is conducted in full compliance with current Good Manufacturing Practice (“cGMP”).

Our proprietary technology is fully licensed to and developed by Brainstorm Cell Therapeutics Ltd., our wholly-owned subsidiary (the “Israeli Subsidiary”).

The NurOwn® Transplantation Process

•	Bone marrow aspiration from patient;
•	Isolation and propagation of the mesenchymal stem cells (MSC);
•	Cryopreservation of MSC;
•	Thawing and differentiation of the MSC into neurotrophic-factor secreting (MSC-NTF; NurOwn®) cells; and
•	Autologous transplantation into the patient’s cerebrospinal fluid by IT injection (lumbar puncture).

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

Autologous (Self-transplantation)

The NurOwn® approach is autologous, or self-transplanted, using the patient’s own bone-marrow derived stem cells. In autologous transplantation, there is no risk of rejection and no need for treatment with immunosuppressive agents, which can cause severe and/or long-term side effects. In addition, the use of adult stem cells is free of ethical controversies associated with the use of embryonic stem cells in some countries.

The ALS Program

NurOwn® is currently in late stage clinical development for the treatment of ALS. It has been granted Fast Track designation by the U.S. Food and Drug Administration (“FDA”) for this indication, and has been granted Orphan Status in both the United States and in Europe. We have completed two early stage clinical trials of NurOwn® in patients with ALS at the Hadassah Medical Center (“Hadassah”) in Jerusalem as well as a Phase 2 double-blind, placebo-controlled, clinical study at three prestigious US Medical centers, all highly experienced in the management and investigation of ALS.

Phase 1/2 open label trials

The first two open-label studies were approved by the Israeli Ministry of Health (“MoH”) and the U.S. study was conducted under an FDA Investigational New Drug (“IND”) application. The first-in-human study, a Phase 1/2 safety and efficacy study of NurOwn® administered either intramuscularly or intrathecally in 12 ALS patients, was initiated in June 2011. This study demonstrated the safety of NurOwn® by both routes of administration, as well as signs of efficacy on both the ALS Functional Rating Score (“ALSFRS-R”), the industry gold standard, and a well-established measure, for evaluating the functional status of patients with a ALS, and Forced Vital Capacity (“FVC”), a measure of pulmonary function.

In January 2016, results of the two completed open label studies were published in JAMA Neurology. The publication presented the outcome of the Phase 1/2 study and Phase 2 dose escalation study with NurOwn® in ALS patients. The data provided indication of clinically meaningful benefit as reflected by a slower rate of disease progression in the period post treatment, as well as a positive trend on the rate of decline of muscle volume and on the compound motor axon potential (“CMAPs”). These were the first published clinical data using autologous mesenchymal stem cells, induced under culture conditions, to produce NTFs, with the potential to achieve a neuroprotective effect in ALS and modify the course of this disease.

Phase 2 Randomized Trial

The FDA-approved, randomized, double-blind, placebo controlled multi-center U.S. Phase 2 clinical trial evaluating NurOwn® in ALS patients was conducted at three leading medical centers (i) Massachusetts General Hospital (Harvard Medical School) in Boston, Massachusetts, (ii) University of Massachusetts Memorial Hospital in Worcester, Massachusetts, and (iii) Mayo Clinic in Rochester, Minnesota. For this study, NurOwn® was manufactured at the Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute in Boston and at the Human Cellular Therapy Lab at the Mayo Clinic. In this study 48 patients were randomized 3:1 to receive NurOwn® or placebo.

Topline data from this Phase 2 Study were announced by the Company in July 2016. Further details were presented by investigators Dr. Robert Brown and Dr. James Berry, at the 15th Annual Meeting of the Northeast ALS Consortium (NEALS) in October 2016 and by Dr. Berry at the 27th International Symposium on ALS/MND, in Dublin, Ireland, in December 2016. Key findings from the trial were as follows:

•	The study achieved its primary objective, demonstrating that NurOwn® transplantation was safe and well tolerated. There were no discontinuations from the trial due to AEs and there were no deaths in the study. The most common adverse events (of mild or moderate severity), were transient procedure-related such as headache, back pain, pyrexia arthralgia and injection-site discomfort, these were more commonly seen in the NurOwn-Treated participant compared to placebo.

•	NurOwn® also achieved multiple secondary efficacy endpoints, showing evidence of a clinically meaningful benefit. Notably, response rates were higher in NurOwn®-treated® subjects, compared to placebo, at all time points in the study out to 24 weeks.

•	Pre-specified responder analyses examined percentage improvements in post treatment of ALSFRS-R slope compared to pre-treatment slope. These analyses showed that, in the NurOwn® treated group, a greater proportion of treated patients achieved 100% improvement in the post-treatment vs. pre-treatment slope, compared with the placebo group. In addition, a greater proportion of NurOwn® treated patients achieved a 1.5 point/month improvement in the post-treatment vs. pre-treatment ALSFRS-R slope, compared with the placebo group.

•	In summary, NurOwn® responders experienced a halt in disease progression or improvement, as measured by the post-treatment vs. pre-treatment ALSFRS-R slope change. Moreover, in the pre-specified subgroup that was defined to exclude subjects whose disease was progressing more slowly, this effect was even more pronounced. These are novel observations, that have not been seen in prior ALS clinical studies.

•	As an important confirmation of the biology of NurOwn®, levels of neurotrophic factors and inflammatory markers were measured in the cerebral-spinal fluid (“CSF”) samples collected from patients. In the samples of those patients treated with NurOwn®, statistically significant increases in levels of neurotrophic factors VEGF, HGF and LIF and a statistically significant reduction in inflammatory markers MCP-1, SDF-1 and CHIT-1 was observed post-transplantation. Furthermore, the observed reduction in inflammatory markers correlated with clinical outcomes. These results were not seen in placebo treated patients, consistent with the biological action of NurOwn.

•	The Phase 2 study strongly suggests that repeat dosing and evaluation of ALS rapid progressors would optimize the probability of success in a phase 3 program.

Phase 3 Trial

The Company completed a successful End-of-Phase 2 Meeting with the United States Food and Drug Administration (FDA) and reached a general agreement to proceed to a Phase 3 trial. Importantly, the FDA accepted the key elements of the Phase 3 program (a multi-dose double-blind, placebo-controlled, multicenter trial protocol) to support a Biologic License Application (“BLA”) for NurOwn® in ALS. The trial is enrolling a patient population based on a Phase-II pre-specified sub-group of rapid progressors, which demonstrated superior outcomes. The primary clinical efficacy outcome measure is the ALSFR-S score responder analysis, a score that measures a patient's ability to perform tasks that are directly affected by ALS. The Phase 3 trial will also expand upon Phase 2 biomarker evaluations to further understand their potential to predict ALS disease progression and treatment response as well as confirm the biology of NurOwn® in a larger study population. The study will be conducted at six leading US Medical centers, three of which participated in the prior Phase 2 study. Patient enrollment commenced in October 2017 at Massachusetts General Hospital followed by the other 5 study sites, including University of California Irvine Medical Center, University of Massachusetts Medical Center, Mayo Clinic in Rochester, Minnesota, the California Pacific Medical Center in San Francisco, and Cedar Sinai Medical Center in Los Angeles. Interim safety data are expected in mid-2018 and top-line data in late 2019. The study is registered www.clinicaltrials.gov (Identifier NCT03280056).

The Company has developed a cryopreservation process for the long-term storage of MSC, that will allow multiple doses of autologous NurOwn® to be created from a single bone marrow aspirate in the multi-dose clinical trial and avoid the need for patients to undergo repeated bone marrow aspirations. A validation study was conducted in 2017 comparing NurOwn®, MSC-NTF cells, derived from fresh mesenchymal stem cells to those derived from cryopreserved MSC. Company scientists were successful in showing that the MSC can be stored in the vapor phase of liquid nitrogen for prolonged periods of time, while maintaining their characteristics. The cryopreserved MSC are capable of differentiating into NurOwn®, similar to the NurOwn® derived from fresh MSC of the same patient/donor, prior to cryopreservation.

The Company has contracted with City of Hope's Center for Biomedicine and Genetics to produce clinical supplies of NurOwn® adult stem cells for the ongoing Phase 3 clinical study. City of Hope is currently supporting the production for the patients treated in the Phase 3 trial.

The Company collaborated with the Tel Aviv Sourasky Medical Center (Ichilov Hospital), and jointly applied in the Israel Hospital Exemption regulatory pathway, which was adopted by the MoH from the European Union regulation, for NurOwn® treatment of ALS. This pathway will enable the Company to make NurOwn® potentially accessible for ALS patients for a fee.

Non-Dilutive Funding

In June 2017, the Company announced that for the tenth consecutive year its Israeli Subsidiary, was awarded a new grant from Israel Innovative Authority in the amount of $2,100,000. The Israel Innovative Authority is part of the Ministry of Economy Program to support innovative technologies in Israel. The funds supported the initial development of the NurOwn® Phase 3 clinical program in ALS.

In July 2017, the Company was granted an award in the amount of $15,912,000 from the California Institute of Regenerative Medicine (CIRM) to support the pivotal Phase 3 study of NurOwn®, for the treatment of ALS. The award provided for a $5,250,000 project initial payment, which was received during the third quarter of 2017, and up to $15,912,000 in future milestone payments (inclusive of the project initial payment). The award does not bear a royalty payment commitment, nor is the award otherwise refundable.

Research and Development

In addition to advancing its lead clinical program in ALS, the Company is leveraging th biology and clinical experience to explore additional indication including Parkinson’s disease and progressive multiple sclerosis. A study profiling NurOwn®'s unique miRNA signature was recently published in Stem Cell Research & Therapy. The publication entitled "miRNA profiling of NurOwn®: mesenchymal stem cells secreting neurotrophic factors" shows that NurOwn® MSC-NTF cells induced to secrete neurotrophic factors have both an enhanced secretion of NTFs as well as a distinct miRNA expression profile that distinguishes them from their MSCs of origin. miRNAs have shown to play critical roles in neuronal and glial cell biological processes. These findings may form the basis for the development of sensitive identity release assays for clinical trials, in vivo cell identification assays, and to elucidate MSC-NTF cells' mechanism of action in ALS and other neurodegenerative diseases.

In addition, the Company is engaged in several research initiatives to improve and upscale NurOwn®’s manufacturing capabilities and capacity.

We have developed a cryopreservation process that enables the preservation of expended MSCs prior to the final differentiation process. This enables a single bone marrow aspiration to provide sufficient cell quantities for multiple dosing up to 3 years. We are using this process in our Phase 3 clinical trial. In addition, we are further developing a proprietary method to cryopreserve the final differentiated cell product, which will enable us to provide ready-for-injection therapeutic cell doses of NurOwn® that will create a stem cell bank for each patient, for ongoing, repeated treatments.

Corporate Information

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 1745 Broadway, 17th Floor, New York, NY 10019, and our telephone number is (201) 488-0460. We maintain an Internet website at http://www.brainstorm-cell.com. The information on our website is not incorporated into this Annual Report on Form 10-K.

History

In 2004, the Company entered into a research and license agreement with Ramot to acquire certain stem cell technology, commenced development of novel cell therapies for neurodegenerative diseases, and discontinued its previous business selling digital data recorders. The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd., in Israel. On February 19, 2013, the Israeli Subsidiary formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics UK Ltd., in the United Kingdom. A reverse stock split of the Company’s shares of Common Stock by a ratio of 1-for-15 was effected after market close on September 15, 2014, in connection with the September 30, 2014 listing of the Company’s Shares of Common Stock on the NASDAQ Capital Market. Unless otherwise indicated, all share numbers and exercise prices in this Annual Report on Form 10-K are split-adjusted.

The Company’s Common Stock trades on the NASDAQ Capital Market under the ticker symbol “BCLI.”

Company Business Strategy

Our business strategy is to develop and commercialize NurOwn® as a treatment for one or more neurodegenerative diseases. To this end, our efforts are currently directed to several areas in research, development and manufacturing. The ALS program represents our last stage development phase of our lead indication, hence much of the Company’s resources are focused on this program. We are leveraging our strong existing pre-clinical data, initiating to advance new pre-clinical programs and engaging with scientific and regulatory experts to pursue the most attractive clinical and business opportunities. Important tasks include the execution of the ongoing US randomized, double-blind, placebo controlled Phase 3 study. The Company is actively engaged in several ongoing development projects with the goal of increasing the scale and efficiency of NurOwn® manufacturing. Our current strategy is to fully execute the Phase 3 Clinical Trial and if successful submit a BLA for NurOwn® in ALS. We may also choose to seek a strategic partnership with a pharmaceutical or biotechnology company for the global commercialization of NurOwn® for ALS, or to support the execution of additional registration-enabling clinical programs in other neurodegenerative disease.

NurOwn Stem Cell Therapy in CNS Diseases

We are strategically focused on fully executing the late stage development of NurOwn® in ALS and actively exploring its application in other CNS disorders based on a broad preclinical experience in ALS, Parkinson’s Disease, Huntington’s Disease, MS and Autism.  NurOwn® cells are derived from non-specialized mesenchymal stem cells which have a potential for both self-renewal and differentiation into cell types with a specialized function, such as muscle, blood or brain cells. The cells can undergo asymmetric division, such that one of the two daughter cells retain the properties of the stem cell, while the other begins to differentiate into a more specialized cell type. Stem cells are therefore central to normal human growth and development, and are a potential source of new cells for the regeneration of diseased and damaged tissue. Stem cell therapy aims to restore diseased tissue function by the replacement and/or addition of healthy cells by stem cell transplants.

Mesenchymal stem cells can be easily obtained from adult tissues and used for both autologous (cells administered back to the same person from whom they were harvested) and allogeneic (cells administered to a person different than the person from whom the cells were harvested) approaches. MSCs are “multipotent” cells that can produce more than one type of specialized cell of the body, such as bone, fat, cartilage, and other types of cells. They secrete factors that promote tissue repair, and decrease inflammatory and immune reactions. The bone marrow is an invaluable source of MSCs and can be accessed through a simple aspiration procedure. We believe that human MSCs, which are capable of in vitro growth and expansion and multipotent differentiation, are a preferable source of therapeutic stem cells.  Furthermore, the differentiation of MSC into neuronal lineage is a critically important attribute in the application of MSC-based cell therapies in neurodegenerative disease for both safety and efficacy reasons.

Studies of neurodegenerative diseases suggest that symptoms and functional impairments that arise in afflicted individuals are secondary to defects in neuron cell function and the associated neural circuitry. To date, systemic drug delivery approaches have not been effective in the treatment of these diseases, possibly due to the blood-brain-barrier (“BBB”) limiting access and the ensuing lack of effective central nervous system (CNS) target engagement. Consequently, alternative approaches for treating neurodegenerative diseases have been attempted, such as transplantation of cells capable of replacing or supplementing the function of damaged neurons at the site of damage. For such cell replacement therapy to work, implanted cells must survive and integrate, both functionally and structurally, within the damaged tissue.  The application of NurOwn® in neurodegenerative disease is based on the capacity of the cells to deliver disease-relevant biologically active molecules, such as neurotrophic factors, at or near to the site of tissue injury, following intrathecal administration.

Amyotrophic Lateral Sclerosis (ALS)

ALS, often referred to as “Lou Gehrig's disease,” is a progressive neurodegenerative disease that primarily affects motor nerve cells in the brain and the spinal cord. Motor neurons reach from the brain to the spinal cord and from the spinal cord to the muscles throughout the body. The progressive degeneration of the motor neurons in ALS patients lead to progressive weakness, respiratory failure and eventually, death. The median survival for ALS patients is between 2 and 5 years from the onset of symptoms. Across the world, the prevalence of ALS is approximately 4-7 per 100,000. It is estimated that as many as 30,000 Americans have the disease at any given time, with about 51,000 afflicted in the territory of the European Single Market. Estimated annual treatment costs for advanced stage patients can be as high as $100,000-$200,000 per annum.

Treatment decisions are typically determined by the patient's symptoms, preferences and the stage of the disease. Approved disease modifying medications include:

•	Riluzole –approved by the FDA to treat ALS. Riluzole extends the time to death or ventilation by several months; however, it has not been shown to improve the daily functioning of ALS patients.

●	Radicava (Edaravone) – a free radical scavenger- recently approved by FDA (May 2017) based on a single Phase 3 study carried out in Japan.

Other symptomatic medications may be prescribed to help reduce symptoms such as fatigue, pain, sleep disturbances, constipation, and excess saliva and phlegm.

Multiple Sclerosis (MS)

MS is a chronic neuroinflammatory and neurodegenerative disorder that affects the brain, optic nerves and spinal cord. Nerve cells are normally insulated with a protective layer called myelin, which enables nerve signals to travel properly. In MS, the myelin is destroyed (demyelination), causing loss of function of the nerve cells and disrupting transmission of brain messages to various parts of the body. While generally thought to be an autoimmune disease, the exact cause of MS is unknown.

MS can cause blurred vision, slurred speech, tremors, numbness, extreme fatigue, and problems with memory and concentration. Most MS patients experience muscle weakness in their extremities and difficulty with coordination and balance. These symptoms may be severe enough to impair walking or even standing. In the worst cases, MS can produce partial or complete paralysis. Most commonly, the course of MS waxes and wanes (“relapsing-remitting MS”), with progressive forms of the disease somewhat less common.

There are currently over 2.5 million people with MS worldwide, with roughly 800,000 of these patients located in the U.S. and Europe. Over 10,000 new cases are diagnosed annually in the U.S., mostly affecting women between the ages of 20 and 50. Annual drug treatment costs for MS can be as much as $80,000 a year per patient.

Treatment of MS focuses on symptom management, treatment of attacks, and prevention of future attacks. There are few treatments that modify disease progression in the absence of ongoing inflammatory activity. There are a variety of disease-modifying treatments FDA-approved for relapsing-remitting MS; however, patients with progressive forms of MS have an unmet need that remains to be addressed by currently available DMTs.

Parkinson’s Disease (PD)

PD is a chronic, progressive neurodegenerative disorder in which dopamine-producing neurons residing in the Substantia Nigra region of the brain undergo degeneration and eventually die, resulting in progressive impairment in movement and gait and may be associated with dementia. The cause of the disease is presently unknown.

Over 7 million people worldwide suffer from PD, of whom about one million are in the United States. Most people are diagnosed with the disease between the ages of 55 and 65 and about 85% of people with PD are over the age of 65. Prevalence of PD is increasing in line with the general aging of the population. The total economic burden of the disease has been estimated by the National Parkinson Foundation to exceed $14 billion annually in the U.S. alone.

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

There is a great unmet need for novel approaches towards management of PD, primarily to control Levodopa-induced adverse side effects and motor fluctuations, and potentially to delay the onset of disease-related dementia.

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

Intellectual Property

We are committed to the protection of our technology and intellectual property with patents and other methods described below.

We are the sole licensee or assignee of 7 granted patents and 21 patent applications in the United States, Europe, and Israel, as well as in additional countries worldwide, including countries in the Far East and South America (in calculating the number of granted patents, each European patent validated in multiple jurisdictions was counted as a single patent).

On June 18, 2006, an International Patent Application (Publication No. WO 2006/134602) was filed entitled "Isolated Cells and Populations Comprising Same for the Treatment of CNS Diseases." National phase applications were filed in many jurisdictions including US and Europe. On February 11, 2014, the U.S. Patent and Trademark Office (“USPTO”) granted US patent, 8,647,874 which claims priority from this PCT application. This patent relates to the production method of the Company's proprietary stem cells induced to secrete large quantities of neurotrophic factors.

On January 30, 2018, the U.S. Patent and Trademark Office (“USPTO”) granted US patent, No. 9,879,225 which claims priority from this same PCT application" This patent relates to methods of treating amyotrophic lateral sclerosis (ALS) and Parkinson's disease using mesenchymal stem cells that secrete neurotrophic factors, specifically glial derived neurotrophic factor (GDNF).

On September 3, 2014, a European patent was granted by the European Patent Office (“EPO”) which claims priority from WO 2006/134602. This patent (Pat. No. 1893747), has been validated in the following European countries: CH, CZ, DE, DK, ES, FR, GB, IE, IT and NL. The granted claims relate to the method of generating the cells.

On May 26, 2009, an International Patent Application (Publication No. WO 2009/144718) was filed entitled "Mesenchymal stem cells for the treatment of CNS diseases". National phase applications were filed in US, Europe and Israel.

On March 4, 2014, we were granted U.S. Patent (No. 8,663,987) which claims priority from WO 2009/144718. The claims of this granted patent relate to the composition of cells.

A divisional patent application therefrom was granted as US Patent No. 8,900,574 on December 2, 2014. The claims of this granted patent relate to a method of treating neurodegenerative disorders by administering MSC-derived cells which secrete BDNF and do not secrete bNGF. The neurodegenerative diseases include Parkinson’s disease, amyotrophic lateral sclerosis (ALS) and Huntingdon’s disease. A subsequent divisional patent application therefrom was granted as United States Patent No. 9,474,787 titled "Mesenchymal Stem Cells for the Treatment of CNS Diseases. The granted claims cover mesenchymal stem derived-cells that secrete neurotrophic factors, including brain-derived neurotrophic factor (BDNF) and glial derived neurotrophic factor (GDNF), as well as pharmaceutical compositions comprising these factors.

In September 2015, we were granted a patent by Israel’s Patent Office for our application No. 209604 titled “Isolated Population of Cells, Methods of Generating Same, and Uses Thereof in the Treatment of CNS Diseases" which claims priority from WO 2009/144718. The claims cover the cell composition itself, the method of generating and the use of the cells for treating any CNS disease or disorder.

In January 2018 the European Patent Office ("EPO") issued a Notice of Intention to Grant an European-wide patent for Patent Application No. 09754337.5 which claims priority from WO 2009/144718. The allowed claims cover methods of treating amyotrophic lateral sclerosis (ALS) using mesenchymal stem cells that secrete neurotrophic factors, including Brain derived neurotrophic factor (BDNF).

Additional PCT patent applications have been filed and National phase applications are currently under examination in several jurisdictions worldwide. Specifically, International Patent Application WO2014/024183 was filed on August 4, 2013, WO2015/121859 was filed on February 11, 2015, and WO 2018/015945 was filed on July 13, 2017.

The following table provides a description of our key patents and patent applications and is not intended to represent an assessment of claims, limitations or scope. In some cases, a jurisdiction is listed as both pending and granted for a single patent family. This is due to pending continuation or divisional applications of the granted case.

Patent Name/ Int. App. No.	Pending Jurisdictions	Allowed Jurisdictions	Granted Jurisdictions	Expiry Date
ISOLATED CELLS AND POPULATIONS COMPRISING SAME FOR THE TREATMENT OF CNS DISEASES/PCT/IL2006/000699	US		Europe, US	2030
MESENCHYMAL STEM CELLS FOR THE TREATMENT OF CNS DISEASES PCT/ IL2009/000525	Hong Kong	Europe	US, Israel,	2032
METHODS OF GENERATING MESENCHYMAL STEM CELLS WHICH SECRETE NEUROTROPHIC FACTORS / PCT/IL2013/050660	US, Europe, Hong Kong, Israel, Canada, Brazil, Japan			2038
METHOD OF QUALIFYING CELLS /PCT IL2015/050159	US, Europe, Hong Kong, Israel, Canada, Brazil, Japan			2040
Methods of treating ALS PCT/IL2017/050801	PCT			2042

Trademarks:

NurOwn® is a registered trademark (application no. 85154891, filed October 18, 2010) for use in connection with “compositions of cells derived from stem cells for medical purposes; stem cells for medical purposes.” US Trademark No. 4641441 for NurOwn® was registered on November 18, 2014.

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

Research and License Agreement with Ramot

The Company has maintained a commercial relationship with Ramot, the technology transfer group within Tel Aviv University, since July 2004, when the Company and Ramot entered into a Research and License Agreement (the “Original Agreement”).   The Original Agreement was amended in both March and May of 2006, when the parties signed, respectively, an Amended and Restated Research and License Agreement (the “Amended and Restated Agreement”) and Amendment Number 1 to the Amended and Restated Agreement. Thereafter, the Company and Ramot entered into a Letter Agreement in December 2009 which further amended the Amended and Restated Agreement by releasing the Company from various duties and obligations (including the Company’s commitment to fund three (3) years of additional Ramot research - a financial commitment of $1,140,000), while converting other payments due and owing to Ramot by the Company into shares of Common Stock.  In December 2011, the Company assigned the Amended and Restated Agreement (as amended) to its Israeli Subsidiary with the consent of Ramot, provided the Company agreed to guaranty the performance obligations of its Israeli Subsidiary thereunder.  The Amended and Restated Agreement was amended in both April 2014 (Amendment Number 2) and March 2016 (Amendment Number 3).

In addition to the foregoing, on April 30, 2014, the Israeli Subsidiary executed a consulting agreement (the “Offen Consulting Agreement”) with Professor Offen of Tel Aviv University, which expressly replaced their previous agreement (signed in July 2004). Pursuant to the Offen Consulting Agreement, Professor Offen granted our Israeli Subsidiary exclusive rights, title and interest in and to all work product and deliverables resulting from the provision of his services thereunder, except that any new intellectual property arising from this agreement would be deemed a joint invention that is jointly owned by both our Israeli Subsidiary and Ramot. To date, no such joint inventions have resulted from this consulting agreement.  The Offen Consulting Agreement was terminated on January 18, 2018.

The primary focus of our agreements (and subsequent amendments) with Ramot has and continues to be the commissioning of a group of scientists within Tel Aviv University to carry out research in the area of the stem-cell technology referenced above, and the granting of rights to the Company (and later our Israeli Subsidiary, after the assignment referenced above) in the inventions, know-how and results procured from such research (the “Ramot IP”).

In consideration for the rights granted to our Israeli Subsidiary in and to the Ramot IP, our Israeli Subsidiary is required to pay Ramot royalties ranging between three percent (3%) and five percent (5%) of all net sales realized from the exploitation of the Ramot IP, as well as remittances of between twenty percent (20%) and twenty-five percent (25%) on revenues received from the sub-licensing of the Ramot IP.

Pursuant to the third amendment of the Amended and Restated Agreement referenced above, Ramot agreed to convert the exclusive licenses then-existing, to outright transfers and assignments of the Ramot IP, thereby granting our Israeli Subsidiary ownership thereof.

Government Regulation and Product Approval

Once fully developed, we intend to market our bone marrow derived differentiated neurotrophic-factor secreting cell products, NurOwn®, for autologous transplantation in patients by neurosurgeons in medical facilities in the U.S., Europe, Japan and the Pacific Rim.

In January 2013, the EMA Committee for Advanced Therapies designated NurOwn® as an Advanced Therapy Medicinal Product.

U.S. Drug Development Process

The FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. Biologics are subject to regulation by the FDA under the FDCA, the Public Health Service Act, or the PHSA, and related regulations and other federal, state and local laws and regulations. Biological products include a wide variety of products including vaccines, blood and blood components, gene therapies, tissue and proteins. Unlike most prescription products made through chemical processes, biological products generally are made from human and/or animal materials. To be lawfully marketed in interstate commerce, a biologic product must be the subject of a Biological License Application (“BLA”), issued by the FDA on the basis of a demonstration that the product is safe, pure and potent, and that the facility in which the product is manufactured meets standards to assure that it continues to be safe, pure and potent. The FDA has developed and is continuously updating the requirements with respect to cell and gene therapy products and has issued documents concerning the regulation of cellular and tissue-based products. Manufacturers of cell and tissue-based products must comply with the FDA’s current good tissue practices, or cGTP, which are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of such products. The primary intent of the cGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease.

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

The testing and approval process require substantial time, effort and financial resources and we cannot be certain that any approvals for our stem cell therapies will be granted on a timely basis, if at all.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected side effects. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the stem cell therapy has been associated with unexpected serious harm to patients.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the stem cell therapy and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the stem cell therapy does not undergo unacceptable deterioration over its shelf life.

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the stem cell therapy, proposed labeling and other relevant information, are submitted to the FDA as part of an NDA or BLA, requesting approval to market the product. The submission of an NDA or BLA is subject to the payment of substantial user fees which may be waived under certain limited circumstances.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a stem cell therapy intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a stem cell therapy available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA or BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. However, orphan product designation does provide the potential for a period of exclusivity and we may be eligible for grant funding of up to $400,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same stem cell therapy for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same stem cell therapy as defined by the FDA or if our stem cell therapy is determined to be contained within the competitor's product for the same indication or disease. If a stem cell therapy designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union has similar but not identical benefits in the European Union.

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

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA marketing approval of our stem cell therapies, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between (a) the effective date of an IND and the submission date of a BLA or an NDA plus (b) the time between the submission date of a BLA or an NDA and the approval of that application. Only one patent applicable to an approved stem cell therapy is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent and within 60 days of approval of the stem cell therapy. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Post-Approval Requirements

Any drugs for which we receive FDA approval are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse effects with the product, reporting of changes in distributed products which would require field alert reports (“FARs”) for drugs and biological product deviation reports (“BPDRs”), providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. In September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-marketing authority, including the authority to require post marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies, or REMS, approved by the FDA. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drugs and biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label. Further, manufacturers of drugs and biologics must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, the FDA regulations and policies are often revised or reinterpreted by the agency in ways that may significantly affect our business and our stem cell therapies. It is impossible to predict whether further legislative or FDA regulation or policy changes will be enacted or implemented and what the impact of such changes, if any, may be.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our stem cell therapies to the extent we choose to clinically evaluate or sell any products outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution would apply to any product that is approved outside the United States.

Third Party Payor Coverage and Reimbursement

Coverage and reimbursement status of any approved therapy carries uncertainty and risk. In both the United States and foreign markets, our ability to commercialize our stem cell therapies successfully, and to attract commercialization partners for our stem cell therapies, depends in significant part on the availability of adequate financial coverage and reimbursement from third party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. Medicare is a federally funded program managed by the Centers for Medicare and Medicaid Services, or CMS, through local fiscal intermediaries and carriers that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state defined levels and who are otherwise uninsured that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern its individual program. Each payor has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Therefore, achieving favorable CMS coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. The competitive position of some of our products will depend, in part, upon the extent of coverage and adequate reimbursement for such products and for the procedures in which such products are used. Prices at which we or our customers seek reimbursement for our stem cell therapies can be subject to challenge, reduction or denial by the government and other payors.

Possible legislation at the Federal and State levels in the United States focused on cost containment and price transparency may impact our ability to sell our stem cell therapies for maximum profitably. It appears likely that the pressure on pharmaceutical pricing will continue, especially under the Medicare program, which may also increase our regulatory burdens and operating costs. Moreover, additional changes could be made to governmental healthcare programs that could significantly impact the success of our stem cell therapies.

The 21st Century Cures Act and its regenerative medicine provisions may be beneficial to the development of our stem cell therapy.  The 21st Century Cures Act was signed into law on Dec. 13, 2016.  The goal of this landmark legislation is to accelerate the discovery, development, and delivery of new treatments.  It includes regenerative medicines provisions aimed at bringing new innovations and advances to patients quicker and more efficiently.  On Nov. 16, 2017, the US Food and Drug Administration (FDA) issued a comprehensive regenerative medicine policy framework.  The draft guidance issued by the FDA defines the regenerative medicine provisions in the 21st Century Cures Act by providing additional information to further the development and access to innovative regenerative medicine therapies.

The cost of pharmaceuticals continues to generate substantial governmental and third-party payor interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Our results of operations could be adversely affected by current and future healthcare reforms.

Some third party payors also require pre-approval of coverage for new or innovative devices, biologics or drug therapies before they will reimburse healthcare providers that use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our stem cell therapies and operate profitably.

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular stem cell therapy to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs and biologics, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments. These regulations include:

•	the federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;
•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other government reimbursement programs that are false or fraudulent;
•	the federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;
•	the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;
•	the FDCA, which among other things, strictly regulates drug and biologic product marketing, prohibits manufacturers from marketing stem cell therapies for off-label use and regulates the distribution of drug samples; and
•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

Competition

There are several clinical trials underway evaluating experimental treatments for ALS, of which only two are stem cell-based trials being conducted by other commercial entities. US-based Neuralstem (CUR) completed a Phase 2 intraspinal transplantation trial for its allogeneic, human (fetal) spinal cord derived neural stem cells. Data presented in 2015 this product to be safe and well-tolerated with no acceleration in disease progression due to the therapeutic intervention. Neuralstem has discussed plans for a for a larger, controlled, registration directed clinical trial but it is not clear if it will proceed with this trial. Q Therapeutics has gained FDA approval for a Phase 1/2 intraspinal transplantation study with its Q-Cells®, purified human glial progenitor cells isolated from brain tissue. Corestem, a Korean company, recently completed a Phase 1 trial in ALS showing that repeated intrathecal administration of autologous, bone marrow-derived mesenchymal stem cells was safe. No details about clinical benefit was reported and there is little public information available about Corestem.

Several experimental ALS therapies such as Masitinib (AB Science), NP-001 (Neuraltus), and Actemra (Tocilizimab, Genentech) are selectively targeting neuroinflammation. AB Science completed a Phase 3 trial for masitinib in ALS. However, a regulatory filing for masitinib in another indication, indolent systemic mastocytosis, was rejected by the EU's Committee for Medicinal Products for Human Use (CHMP) because of concerns about its adherence to good clinical practices. Neuraltus Pharma is developing NP001, is a small molecule that modulates macrophages to promote an anti-inflammatory state in order to reduce the rate of motoneuron loss. NP001 is currently being tested in a Phase 2 trial that was launched in September 2016, and topline results are expected in 2018. A previous Phase 2 study failed to show statistically significant benefit. Cytokinetics is a late stage biopharmaceutical company that recently completed a Phase 3 clinical trial with tirasemtiv, a muscle troponin sensitizer. This study failed to demonstrate an improvement in slow vital capacity, a measure of breathing strength or other functional improvement, and as a consequence, Cytokinetics has suspended the development of tirasemtiv. Amylyx Pharmaceuticals is developing AMX0035, a combination of two compounds, sodium phenylbutyrate and tauroursodeoxycholic acid, that are proposed to have a synergistic effect when administered together. Amylyx recently initiated a Phase 2 trial in ALS patients and topline results are expected in 2019. Therapies specifically targeting genetic mutations in a small subset of ALS patents, such as SOD1 and C9ORF72, are being evaluated using antisense oligonucleotide technology (Biogen, IONIS, and WAVE Therapeutics). In addition, academic institutions are also developing treatment candidates for ALS, including mesenchymal stem cells genetically modified to increase GDNF expression.

Currently, there are two approved ALS therapies, Riluzole and Radicava, that have demonstrated mild improvements in survival and ALS function, respectively. Riluzole, approved by the FDA in 1995, extends the time to death or ventilation by several months; however, it has not been shown to improve the daily functioning of ALS patients. Radicava (Edaravone) is a free radical scavenger recently approved by FDA (May 2017) based on a single Phase 3 study carried out in Japan

Employees

We currently have 24 employees, all of whom are full-time. None of our employees is represented by a labor union.

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

Risks Related to our Financial Condition and Capital Requirements

We need to raise additional capital. If we are unable to raise additional capital in favorable terms and a timely manner, we will not be able to execute our business plan and we could be forced to restrict or cease our operations.

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

To date, the Company has not generated revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

As described in Note 1 of our 2017 financial statements incorporated herein by reference, our auditors in their audit opinion have expressed concern with respect to our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in Brainstorm.

Our Company has a history of losses and we expect to incur losses for the foreseeable future.

As a development stage company, we are in the early stages of executing our business plan. We had no operational revenues for the fiscal years ended December 31, 2016 or December 31, 2017. Our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. We are currently in the process of introducing the Company to strategic partners. In the upcoming three years, the Company will focus on clinical trials. We are unable, at this time, to foresee when we will generate operational revenues from strategic partnerships or otherwise. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have an adverse impact on our working capital, total assets and stockholders’ equity, and we may never achieve profitability.

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

Risks Related to our Cell Therapy Product Development Efforts

If our NurOwn® stem cell therapy does not demonstrate safety and efficacy sufficient to obtain regulatory approval, it may not receive regulatory approval and we will be unable to market it.

The therapeutic treatment development and regulatory approval process is expensive, uncertain and time-consuming. The timing of any future regulatory approval, if any, for our NurOwn® stem cell therapy cannot be accurately predicted. We do not expect to receive regulatory approval for any of our stem cell therapies until March 2018, if ever. If we fail to obtain regulatory approval for our NurOwn® stem cell therapy, we will be unable to market and sell it and we may never be profitable.

As part of the regulatory process, we are conducting Phase 3 clinical trials, for our NurOwn® stem cell therapy to demonstrate safety and efficacy in humans to meet the requirements of the FDA and regulatory authorities in other countries. If successful, this could be the basis for market authorization by the FDA and other jurisdictions.

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

Specifically, we are currently comparing NurOwn® stem cell therapy against placebo. Comparisons of outcomes of other reported clinical trials may provide some insight into the efficacy of NurOwn® stem cell therapy, however, these studies may be of limited comparative value due to the many factors that affect the outcome of clinical trials, some of which are not apparent in published reports.

Our product development programs are based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of our stem cell therapy creates significant challenges with regard to product development and optimization, manufacturing, government regulations, and market acceptance. For example, the FDA has relatively limited experience with stem cell therapies. None have been approved by them for commercial sale, and the pathway to regulatory approval for our stem cell therapies may accordingly be more complex and lengthy. As a result, the development and commercialization pathway for our therapies may be subject to increased uncertainty, as compared to the pathway for new conventional drugs.

We are faced with uncertainties related to our research.

Our research programs are based on scientific hypotheses and experimental approaches that may not lead to desired results. In addition, the timeframe for obtaining proof of principle and other results may be considerably longer than originally anticipated, or may not be possible given time, resource, financial, strategic and collaborator scientific constraints. Success in one stage of testing is not necessarily an indication that the particular program will succeed in later stages of testing and development. It is not possible to predict, based upon studies in in-vitro models and in animals, whether any of the therapies designed for these programs will prove to be safe, effective, and suitable for human use. Each therapy will require additional research and development, scale-up, formulation and extensive clinical testing in humans. Unsatisfactory results obtained from a particular study relating to a program may cause the Company to abandon its commitment to that program or to the stem cell therapies being tested. The discovery of unexpected toxicities, lack of sufficient efficacy, unacceptable pharmacology, inability to increase scale of manufacture, market attractiveness, regulatory hurdles, competition, as well as other factors, may make our targets or stem cell therapies unattractive or unsuitable for human use, and we may abandon our commitment to that program, target or stem cell therapy. In addition, preliminary results seen in animal and/or limited human testing may not be substantiated in larger controlled clinical trials.

If serious or unexpected adverse side effects are identified during the development of our NurOwn® stem cell therapy, we may need to abandon or limit its development.

If patients treated with our NurOwn® stem cell therapy suffer serious or unexpected adverse effects, we may need to abandon its development or limit development to certain uses or subpopulations in which these effects are less prevalent, less severe or more acceptable from a risk-benefit perspective.

We have limited experience in conducting and managing clinical trials and the application process necessary to obtain regulatory approvals.

Our limited experience in conducting and managing clinical trials and the application process necessary to obtain regulatory approvals might prevent us from successfully designing or implementing a preclinical study or clinical trial. Many companies in the industry have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials. If our clinical trials are unsuccessful, or if we do not complete our clinical trials, we may not receive regulatory approval for or be able to commercialize our stem cell therapies.

If we do not succeed in conducting and managing our preclinical development activities or clinical trials, or in obtaining regulatory approvals, we might not be able to commercialize our stem cell therapies, or might be significantly delayed in doing so, which will materially harm our business.

Our ability to generate revenues from any of our stem cell therapies will depend on a number of factors, including our ability to successfully complete clinical trials, obtain necessary regulatory approvals and implement our commercialization strategy. We may, and anticipate that we will need to, transition from a company with a research and development focus to a company capable of supporting commercial activities and we may not succeed in such a transition.

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

Risks Related to Our Business Operations and Commercialization of Stem Cell Therapies

The field of stem cell therapy is relatively new and our development efforts may not yield an effective treatment of human diseases.

Our intended cell therapeutic treatment for ALS involve a new approach that is yet to be proven in a Phase 3 powered for efficacy trial. We are currently conducting a Phase 3 placebo-controlled clinical trial for ALS, which, together with other stem cell therapies, may ultimately prove ineffective. If we cannot successfully implement our NurOwn® stem cell therapy in human testing, we would need to change our business strategy and we may be forced to cease our operations.

Our NurOwn® stem cell therapy, even if approved, may not be accepted in the marketplace; therefore, we may not be able to generate significant revenue, if any.

Even if our NurOwn® stem cell therapy is approved for sale, physicians and the medical community may not ultimately use it or may use it only in applications more restricted than we anticipate. Our NurOwn® stem cell therapy, if successfully developed, will compete with a number of traditional products manufactured and marketed by major pharmaceutical and biotechnology companies. Our NurOwn® stem cell therapy may also compete with new products currently under development by such companies and others. Physicians will prescribe a treatment only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is beneficial as compared to other products currently available and in use. Physicians also will prescribe a product based on their traditional preferences. Many other factors influence the adoption of new products, including patient perceptions and preferences, marketing and distribution restrictions, adverse publicity, product pricing, views of thought leaders in the medical community and reimbursement by government and private payers. Any of these factors could have a material adverse effect on our business, financial condition, and results of operations.

Adoption of our NurOwn® stem cell therapy for the treatment of patients with ALS, or other neurodegenerative diseases, even if approved, may be slow or limited. If our NurOwn® stem cell therapy does not achieve broad acceptance as a treatment option for ALS, or other neurodegenerative diseases, our business would be negatively impact our revenue forecast.

If approved, the rate of adoption of our NurOwn® stem cell therapy as a treatment for ALS, or other neurodegenerative diseases, and the ultimate sales volume for our treatment, will depend on several factors, including educating treating physicians on how to use our NurOwn® stem cell therapy. Our NurOwn® stem cell therapy utilizes individualized stem cell therapy, which is significantly different from the pharmacological approach currently used to treat neurodegenerative diseases. Acceptance of our NurOwn® stem cell therapy by treating physicians may require us to provide them with extensive education regarding the mechanism of action of our treatment, the method of delivery of the treatment, expected side effects and the method of monitoring patients for efficacy and follow-up. In addition, the manufacturing and delivery processes associated with our treatment will require treating physicians to adjust their current treatment of patients, which may delay or prevent market adoption of our NurOwn® stem cell therapy as a preferred therapy, even if approved.

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

We will need to develop or acquire additional capabilities in order to commercialize our NurOwn® stem cell therapy, if approved for sale, and we may encounter unexpected costs or difficulties in doing so.

We will need to acquire additional capabilities and effectively manage our operations and facilities to successfully pursue and complete future research, development and, if our NurOwn® stem cell therapy receives regulatory approval, commercialization efforts. Currently, we have no experience in preparing applications for marketing approval, commercial-scale manufacturing, managing of large-scale information technology systems or managing a large-scale distribution system. We will need to add personnel and expand our capabilities, which may strain our existing managerial, operational, regulatory compliance, financial and other resources. To do this effectively, we must:

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

We have never manufactured our NurOwn® stem cell therapy at commercial scale and there can be no assurance that it can be manufactured in compliance with regulations at a cost or in quantities necessary to make it commercially viable.

We have no experience in commercial-scale manufacturing, the management of large-scale information technology systems or the management of a large-scale distribution system. We may develop our manufacturing capacity in part by expanding our current facilities and/or by setting up additional facilities in other regions of the country. These activities would require substantial additional funds and we would need to hire and train significant numbers of qualified employees to staff these facilities. We may not be able to develop commercial-scale facilities that are sufficient to produce the stem cell therapies or their components for later-stage clinical trials or commercial use.

Furthermore, we must supply all necessary documentation, including product characterization and process validation, to regulatory authorities in support of our BLA on a timely basis and must adhere to cGMP regulations and current Good Tissue Practices (“GTP”) enforced by the regulatory authority through its facilities inspection program. We have not fully characterized our NurOwn® stem cell therapy and have not validated our manufacturing process. If the FDA determines that the products used in our clinical trials are not sufficiently characterized, we may be required to repeat all or a portion of our clinical trials. If our facilities cannot pass a pre-approval plant inspection, the regulatory approval of the stem cell therapies will not be granted.

Lack of coordination internally among our employees and externally with physicians, hospitals and third-party suppliers and carriers, could cause manufacturing difficulties, disruptions or delays and cause us to not meet our expected clinical trial requirements or potential commercial requirements.

Manufacturing our NurOwn® stem cell therapy requires coordination internally among our employees and externally with physicians, hospitals and third-party suppliers and carriers. For example, a patient’s physician or clinical site will need to coordinate with us for the shipping of a patient’s bone marrow to our manufacturing facility, and we will need to coordinate with them for the shipping of the treatment components to them. Such coordination involves a number of risks that may lead to failures or delays in manufacturing our NurOwn® stem cell therapy, including:

•	failure to obtain a sufficient supply of key raw materials of suitable quality;
•	difficulties in manufacturing our stem cell therapies for multiple patients simultaneously;
•	difficulties in obtaining adequate patient-specific material, such as bone marrow samples, from physicians;
•	difficulties in completing the development and validation of the harvested cells required to ensure the consistency of our NurOwn® stem cell therapy;
•	failure to ensure adequate quality control and assurances in the manufacturing process as we increase production quantities;
•	difficulties in the timely shipping of patient-specific materials to us or in the shipping of the stem cell therapies to the treating physicians due to errors by third-party carriers, transportation restrictions or other reasons;
•	loss or destruction of, or damage to, patient-specific materials or our NurOwn® stem cell therapy during the shipping process due to improper handling by third-party carriers, hospitals, physicians or us;
•	loss or destruction of, or damage to, patient-specific materials or our NurOwn® stem cell therapy during storage at our facilities; and
•	loss or destruction of, or damage to, patient-specific materials or our NurOwn® stem cell therapy stored at clinical and future commercial sites due to improper handling or holding by clinicians, hospitals or physicians.

If we are unable to coordinate appropriately, we may encounter delays or additional costs in achieving our clinical and commercialization objectives, including in obtaining regulatory approvals of our stem cell therapies and supplying products, which could materially damage our business and financial position.

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

There is a trend towards consolidation in the pharmaceutical and biotechnology industries. This consolidation trend may result in the remaining companies having greater financial resources and discovery technological capabilities, thus intensifying competition in these industries. This trend may also result in fewer potential collaborators or licensees for our stem cell therapies. Also, if a consolidating company is already doing business with our competitors, we may lose existing licensees or collaborators as a result of such consolidation.

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

We may expend our limited resources to pursue our NurOwn® stem cell therapy or a specific indication for its use and fail to capitalize on stem cell therapies or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we have focused development of our NurOwn® stem cell therapy for use in patients with ALS. As a result, we may forego or delay pursuit of opportunities with other stem cell therapies or for other indications that later prove to have greater commercial potential. Our spending on current and future research and development efforts on our NurOwn® stem cell therapy for this indication may not yield a commercially viable treatment. Our resource allocation decisions also may cause us to fail to capitalize on a viable commercial treatment, a more viable indication or profitable market opportunities.

We have based our research and development efforts on our NurOwn® stem cell therapy. Notwithstanding our large investment to date and anticipated future expenditures in our NurOwn® stem cell therapy, we have not yet developed, and may never successfully develop, any marketed treatments using this approach. As a result of pursuing the development of our NurOwn® stem cell therapy, we may fail to develop stem cell therapies or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success.

Our NurOwn® stem cell therapy is based on a novel technology, which may raise development issues that we may not be able to resolve, regulatory issues that could delay or prevent approval or personnel issues that may keep us from being able to develop our treatments.

Regulatory approval of stem cell therapies that utilize novel technology such as ours can be more expensive and take longer than for other treatments that are based on more well-known or more extensively studied technology, due to our and the regulatory agencies’ lack of experience with them. This may lengthen the regulatory review process, require us to perform additional studies, including clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these stem cell therapies or lead to significant post-approval limitations or restrictions. For example, the differentiated cell component of our NurOwn® stem cell therapy is a complex biologic product that is manufactured from the patient’s own bone marrow that must be appropriately harvested, isolated, expanded and differentiated so that its identity, strength, quality, purity and potency may be characterized prior to release for treatment. No differentiated cell treatment for ALS has yet been approved for marketing by the FDA or any other regulatory agency. The tests that we use to make identity, strength, quality, purity and potency determinations on our NurOwn® stem cell therapy may not be sufficient to satisfy the FDA’s expectations regarding the criteria required for release of products for patient treatment and the regulatory agency may require us to employ additional testing measures for this purpose, which could require us to undertake additional testing and/or additional clinical trials.

The novel nature of our NurOwn® stem cell therapy also means that fewer people are trained in or experienced with treatments of this type, which may make it difficult to recruit, hire and retain capable personnel for the research, development and manufacturing positions that will be required to continue our development and commercialization efforts.

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

Our business exposes us to potential product liability risks inherent in the testing, processing and marketing of stem cell therapy products. Specifically, the conduct of clinical trials in humans involves the potential risk that the use of our stem cell therapy products will result in adverse effects. Such liability claims may be expensive to defend and result in large judgments against us. We currently maintain liability insurance for our clinical trials; however, such liability insurance may not be adequate to fully cover any liabilities that arise from clinical trials of our stem cell therapy products. We also maintain errors and omissions, directors and officers, workers’ compensation and other insurance appropriate to our business activities. If we were to be subject to a claim in excess of this coverage or to a claim not covered by our insurance and the claim succeeded, we would be required to pay the claim from our own limited resources, which could have a material adverse effect on our financial condition, results of operations and business. Additionally, liability or alleged liability could harm our business by diverting the attention and resources of our management and damaging our reputation and that of our subsidiaries.

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

Risks Related to Government Regulation

We are subject to a strict regulatory environment. If we fail to obtain and maintain required regulatory approvals for our potential cell therapy products, our ability to commercialize our potential cell therapy products will be severely limited.

None of our stem cell therapies have received regulatory approval for commercial sale yet. We do not expect to receive regulatory approval for any of our stem cell therapies until at least March 2018, if ever.

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

The completion of the clinical testing of our stem cell therapies and the obtaining of required approvals are expected to take several years and require the expenditure of substantial resources. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent regulatory approval and/or commercialization of our stem cell therapies, including the following:

•	The FDA or similar foreign regulatory authorities may find that our stem cell therapies are not sufficiently safe or effective or may find our processes or facilities unsatisfactory;

•	Officials at the Israeli MoH, the FDA or similar foreign regulatory authorities may interpret data from preclinical studies and clinical trials differently than we do;

•	Our clinical trials may produce negative or inconclusive results or may not meet the level of statistical significance required by the Israeli MoH, the FDA or other regulatory authorities, and we may decide, or regulators may require us, to conduct additional preclinical studies and/or clinical trials or to abandon one or more of our development programs;

•	The Israeli MoH, the FDA or similar foreign regulatory authorities may change their approval policies or adopt new regulations;

•	There may be delays or failure in obtaining approval of our clinical trial protocols from the Israeli MoH, the FDA or other regulatory authorities or obtaining institutional review board approvals or government approvals to conduct clinical trials at prospective sites;

•	We, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks or undesirable side effects;

•	We may experience difficulties in managing multiple clinical sites;

•	Enrollment in our clinical trials for our stem cell therapies may occur more slowly than we anticipate, or we may experience high drop-out rates of subjects in our clinical trials, resulting in significant delays; and

•	We may be unable to manufacture or obtain from third party manufacturers sufficient quantities of our stem cell therapies for use in clinical trials.

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

Even if a stem cell therapy is approved by the Israeli MoH, the FDA or any other regulatory authority, we may not obtain approval for an indication whose market is large enough to recoup our investment in that stem cell therapy. We may never obtain the required regulatory approvals for any of our stem cell therapies. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market.

Even if regulatory approvals are obtained for our stem cell therapies, we will be subject to ongoing government regulation. If we or one or more of our partners or collaborators fail to comply with applicable current and future laws and government regulations, our business and financial results could be adversely affected.

The healthcare industry is one of the most highly regulated industries in the United States. The federal government, individual state and local governments and private accreditation organizations all oversee and monitor the activities of individuals and businesses engaged in the delivery of health care products and services. Even if regulatory authorities approve any of our human stem cell therapies, current laws, rules and regulations that could directly or indirectly affect our ability and the ability of our strategic partners and customers to operate each of their businesses could include, without limitation, the following:

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

We are subject to significant regulation with respect to manufacturing of our NurOwn® stem cell therapy.

All entities involved in the preparation of a therapeutic biological for clinical trials or commercial sale are subject to extensive regulation. Our NurOwn® stem cell therapy must be manufactured in accordance with cGMP and GTP before it can be used in our clinical trials or approved for commercial sale. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational stem cell therapies and treatments, including treatment component characterization and process validation, approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party suppliers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our NurOwn® stem cell therapy. If any inspection or audit of our manufacturing facilities identifies a failure to comply with applicable regulations, or if a violation of applicable regulations occurs independent of an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed on us or third parties with whom we contract could materially harm our business.

Our long-term business plan is to develop our NurOwn® stem cell therapy for the treatment of neurodegenerative diseases, such as ALS, MS and PD. Even if we successfully develop our NurOwn® stem cell therapy for use in one indication, we may not be successful in our efforts to identify or discover additional indications for it. Clinical programs to develop new indications for our NurOwn® stem cell therapy will require substantial technical, financial and human resources. These development programs may initially show promise in identifying potential treatment indications, yet fail to obtain regulatory approval for commercial sale.

If we do not accurately evaluate the commercial potential or target market for our NurOwn® stem cell therapy, we may relinquish valuable rights to that treatment through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

Risks Related to Our Intellectual Property

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

We received grants from the Israel Innovation Authority, or IIA, we are subject to on-going restrictions.

We have received royalty-bearing grants from the IIA, for research and development programs that meet specified criteria. The terms of the IIA’s grants may limit various technology transfer know-how developed under an approved research and development program outside of Israel.

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

Pursuant to the Subscription Agreement with ACCBT Corp. (“ACCBT”), a company under the control of Mr. Chaim Lebovits, our President and Chief Executive Officer, we granted ACCBT the right to acquire additional shares of our Common Stock whenever we issue additional shares of Common Stock or other securities of the Company, or options or rights to purchase shares of the Company or other securities directly or indirectly convertible into or exercisable for shares of the Company (including shares of any newly created class or series). This participation right could limit our ability to enter into equity financings and to raise funds from third parties. ACCBT is entitled to purchase its pro rata share of any additional securities we offer, so that its percentage ownership of the Company remains the same after any such issuance of additional securities. Such additional securities will be offered to ACCBT at the same price and on the same terms as the other investors in the transaction. ACCBT will have 30 days from the date of our notice to ACCBT of any intended transaction, to decide whether it wishes to exercise its participation rights in the transaction. We also are prohibited from taking certain corporate actions without the consent of ACCBT, including entering into transactions greater than $500,000. Further, ACCBT also has the right to appoint 30% of our Board of Directors. In connection with the Subscription Agreement, we entered into a registration rights agreement with ACCBT pursuant to which we granted piggyback registration rights to ACCBT. In addition, we issued ACCBT warrants to purchase up to 2,016,666 shares of Common Stock, of which 2,016,666 warrants are presently outstanding. The outstanding warrants contain cashless exercise provisions, which permit the cashless exercise of up to 50% of the underlying shares of Common Stock. 672,222 of such warrants have an exercise price of $3.00 and the remainder have an exercise price of $4.35. We registered 1,920,461 shares of Common Stock and 2,016,666 shares of Common Stock underlying the ACCBT Warrants on registration statement No. 333-201705 dated January 26, 2015 pursuant to ACCBT’s registration rights. ACCBT has waived its participation rights and anti-dilution rights with respect to issuances that were made on or prior to November 2, 2017. In March 2014, we entered into an agreement with ACCBT according to which ACCBT waived certain anti-dilution rights. On November 2, 2017, the Company entered into a Warrant Amendment Agreement with ACCBT, pursuant to which the expiration date of each Warrant held by ACCBT was extended until November 5, 2022, in consideration of ACCBT having provided a series of waivers of their rights and reduction of rights.

You may experience difficulties in attempting to enforce liabilities based upon U.S. federal securities laws against us and our non-U.S. resident directors and officers.

Our principal operations are located through our subsidiary in Israel and our principal assets are located outside the U.S. Our Chief Financial Officer and Chief Business Officer and some of our directors are foreign citizens and do not reside in the U.S. It may be difficult for courts in the U.S. to obtain jurisdiction over our foreign assets or these persons and as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our directors or executive officers in U.S. courts. Thus, should any situation arise in the future in which you have a cause of action against these persons or entities, you are at greater risk in investing in our Company rather than a domestic company because of greater potential difficulties in bringing lawsuits or, if successful, collecting judgments against these persons or entities as opposed to domestic persons or entities.

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

Corporate Headquarters and other office space

Our United States corporate headquarters are located at 1745 Broadway, 17th Floor, New York, NY 10019. The Company is party to an office service agreement for the license of this space.

Our Israeli Subsidiary is party to a lease agreement (the Lease Agreement) for the lease of premises in 12 Basel Street, Petach Tikva, Israel, which include approximately 600 square meters of office and laboratory space, including an animal research facility. The lease term is from December 1, 2004 through March 31, 2018, with an option to extend for an additional 45 months and a right to terminate the extension option on December 31, 2019 with 4 months’ notice. Rent is paid on a monthly basis in the amount of NIS 40,000 (approximately U.S. $11,500).

As part of the clinical trials with Hadassah, we pay approximately $33,000 per month per clean room for rental and operation of 2 clean room facilities at Hadassah facilities in Jerusalem.

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

Not required.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is currently traded on the Nasdaq Capital Market under the symbol “BCLI”. The following table contains information about the range of high and low sales prices for our Common Stock.

Quarter Ended	High	Low

December 31, 2017	$4.49	$2.95
September 30, 2017	$5.18	$3.84
June 30, 2017	$5.10	$3.50
March 31, 2017	$4.70	$2.48
December 31, 2016	$3.08	$2.06
September 30, 2016	$3.87	$2.27
June 30, 2016	$2.78	$2.09
March 31, 2016	$3.25	$1.90

The source of these high and low prices is the Nasdaq Capital Market. The high and low prices listed have been rounded up to the next highest two decimal places.

Record Holders

As of March 6, 2018, there were approximately 45 holders of record of our Common Stock.

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

Company Overview

Brainstorm is a biotechnology company focused on development and commercialization of novel adult stem cell therapies designed to address the significant unmet medical needs of patients with debilitating neurodegenerative disorders. Utilizing our proprietary mesenchymal platform technology, NurOwn®, Brainstorm is advancing therapies to treat a broad range of neurodegenerative diseases, such as Amyotrophic Lateral Sclerosis (“ALS”), also known as Lou Gehrig’s disease), Multiple Sclerosis (“MS”), and Parkinson’s disease (“PD”), which currently have limited or no treatment options.

 Results of Operations

For the period from inception (September 22, 2000) until December 31, 2017, the Company did not generate any revenues from operations. In addition, the Company incurred operating costs and expenses of approximately $4,999,000 during the year ended December 31, 2017.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the year ended December 31, 2017 were $977,000, a decrease of $1,273,000 compared to $2,250,000 for the year ended December 31, 2016. Included in these amounts were OCS research and development grants that are recorded as an offset to expenses as well as CIRM grant. OCS grants included as an offset were $1,393,000 in 2017 and $1,185,000 in 2016 while CIRM grant included in research and development expenses were $4,425,000 in 2017 only. Excluding OCS grant and CIRM grants, research and development expenses increased by $3,360,000 from $3,435,000 in 2016 to $6,795,000 in 2017.

This increase is primarily due to an increase of $1,976,000 to $2,969,000 for the year ended December 31, 2017, from $993,000 for the year ended December 31, 2016 for costs of activities related to the U.S. Clinical Trial, primarily due to expenses in connection with the Phase 3 Clinical Trial. In addition, there was an increase of $817,000 in payroll and stock-based compensation expenses, (ii) an increase of $378,000 in the costs of activities related to the Israeli clinical trials and costs of materials and (iii) an increase of $283,000 in travel, rent and various other expenses. This increase was partially offset by a decrease of $94,000 in the costs of patents and other.

General and Administrative

General and administrative expenses for the years ended December 31, 2017 and 2016 were $4,022,000 and $2,833,000, respectively. The increase of $1,189,000 in general and administrative expenses is mainly due to: (i) an increase of $235,000 in payroll and stock-based compensation expenses; (ii) an increase of $309,000 in the cost of our investor relations and public relations activities and consultants, and (iii) an increase of $645,000 in travel, rent and various other expenses.

Financial Expenses

The financial income of $47,000 for the year ended December 31, 2017 is mainly due to interest earned on our cash, cash equivalents and short-term deposits. Financial income for the year ended December 31, 2016 was $101,000.

Net Loss

Net loss for the year ended December 31, 2017 was $4,952,000, as compared to a net loss of $4,982,000 for the year ended December 31, 2016. Net loss per share for the year ended December 31, 2017 and December 31, 2016 was $0.26 and $0.27, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the year ended December 31, 2017 was 18,777,348 compared to 18,663,162 for the year ended December 31, 2016.

The increase in the weighted average number of shares of Common Stock used in computing basic loss per share for the year ended December 31, 2017 was due to: (i) the issuance of shares to service providers and directors and (ii) the exercise of options and warrants.

Going Concern

To date the Company has not generated any revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital. Management believes that the Company’s current resources are sufficient to fund its operations for the next 12 months, however there can be no assurance that additional funds necessary for the Company's long-term operations will be available on terms acceptable to the Company, or that the Company will not incur additional unforeseen costs or expenses. Such conditions raise substantial doubts about the Company's long term ability to continue as a going concern. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants and the issuance of convertible promissory notes. At December 31, 2017, the Company had net working capital of $4,080,000 including cash, cash equivalents and short-term bank deposits amounting to $7,756,000.

Net cash used in operating activities for the year ended December 31, 2017 was $2,364,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash provided by investing activities for the year ended December 31, 2017 was $3,986,000 representing primarily a net decrease in short-term deposits.

Net cash provided by financing activities for the year ended December 31, 2017 was $314,000 from the exercises of warrants and options during the year.

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

Our material cash needs for the next 12 months will include (i) costs of the Phase 3 clinical trial in the U.S. (ii) employee salaries, , (iii) payments to Hadassah for rent and operation of the GMP facilities, and (iv) fees to our consultants and legal advisors, patents, and fees for facilities to be used in our research and development.

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

In accordance with ASC 718-10 the Company estimates the fair value of equity-based payment.

The Company recognizes compensation expense for the value of non-employee awards, which have graded vesting, based on the straight-line method over the requisite service period of each award.

The Company recognizes compensation expense for the value of employee awards that have graded vesting, based on the straight-line method over the requisite service period of each of the awards.

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

Royalty-bearing grants from the Government of Israel and California Institute of Regenerative Medicine (CIRM) for funding approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and applied as a deduction from research and development expenses.

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

AS OF DECEMBER 31, 2017

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BRAINSTORM CELL THERAPEUTICS Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Brainstorm Cell Therapeutics Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016 and the related consolidated statements comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's lack of revenues and substantial operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of' these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Brightman Almagor Zohar & Co.
Certified Public Accountants
Member of Deloitte Touche Tohmatsu Limited

Tel Aviv, Israel

March 8, 2018

We have served as the Company's auditor since 2008.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	December 31,
	2017	2016
	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$2,483	$547
Short-term deposit (Note 8)	5,273	9,443
Account receivable (Note 4)	672	306
Prepaid expenses and other current assets	1,195	148
Total current assets	9,623	10,444

Long-Term Assets:
Prepaid expenses and other long-term assets (Note 5)	1,408	25
Property and Equipment, Net (Note 6)	392	297
Total Long-Term Assets	1,800	322

Total assets	$11,423	$10,766

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payables	$1,424	$345
Accrued expenses	817	152
Deferred grant income (Note 9)	2,625	-
Other accounts payable	677	367
Total current liabilities	5,543	864

Total liabilities	$5,543	$864

Stockholders' Equity:
Stock capital: (Note 10)	11	11

Common Stock of $0.00005 par value - Authorized: 100,000,000 shares at December 31, 2017 and December 31, 2016 respectively; Issued and outstanding: 18,976,169 and 18,687,987 shares at December 31, 2017 and December 31, 2016 respectively.

Additional paid-in-capital	85,944	85,014
Accumulated deficit	(80,075)	(75,123)
Total stockholders' equity	5,880	9,902

Total liabilities and stockholders' equity	$11,423	$10,766

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands

(Except share data)

	Year ended
	December 31,
	2017	2016
	U.S. $ in thousands

Operating expenses:

Research and development, net (Note 11)	$977	$2,250
General and administrative	4,022	2,833

Operating loss	(4,999)	(5,083)

Financial expenses (income), net	(47)	(101)

Taxes on income (Note 12)	-	-

Net loss	$(4,952)	$(4,982)
Basic and diluted net loss per share from continuing operations	$(0.26)	$(0.27)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	18,777,348	18,663,162

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data)

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders'
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2017	18,687,987	$11	$85,014	$(75,123)	$9,902

Stock-based compensation related to warrants and stock granted to service providers	4,327	(*)	62	-	62
Stock-based compensation related to stock and options granted to directors and employees	107,301	(*)	554	-	554
Exercise of options	129,887	(*)	209		209
Exercise of warrants	46,667	(*)	105		105
Net loss	-	-	-	(4,952)	(4,952)

Balance as of December 31, 2017	18,976,169	$11	$85,944	$(80,075)	$5,880

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended
	December 31,
	2017	2016
	U.S. $ in thousands

Cash flows from operating activities:

Net loss	$(4,952)	$(4,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	85	77
Shares and options granted to service providers	62	121
Deferred Stock-based compensation related to options granted to employees and directors	554	635
Decrease (increase) in accounts receivable and prepaid expenses	(2,792)	379
Increase (decrease) in trade payables	1,079	(824)
Deferred grant income	2,625	-
Increase (decrease) in other accounts payable and accrued expenses	975	(1,264)

Total net cash used in operating activities	$(2,364)	$(5,858)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended
	December 31,
	2017	2016
	U.S. $ in thousands
Cash flows from investing activities:
Purchase of property and equipment	(180)	(103)
Changes in short-term deposit	4,170	6,084
Investment in lease deposit	(4)	(4)
Total net cash provided by investing activities	$3,986	$5,977
Cash flows from financing activities:
Proceeds from exercise of warrants and options	314	-
Total net cash provided by financing activities	$314	$-

Increase in cash and cash equivalents	1,936	119

Cash and cash equivalents at the beginning of the period	$547	$428

Cash and cash equivalents at end of the period	$2,483	$547

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 1	-	GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all of the research and development activities of the Company. On February 19, 2013, the Israeli Subsidiary formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics UK Ltd. in the United Kingdom. Brainstorm UK is currently inactive.

The Common Stock is publicly traded on the NASDAQ Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. ("Ramot"), (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amytrophic Lateral Scelorosis (ALS, also known as Lou Gherig Disease), Multiple Sclerosis (MS) and Parkinson’s disease. The Company developed a proprietary process, called NurOwn, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases.

The process is currently autologous, or self-transplanted.

C.	NurOwn is in clinical development for the treatment of ALS. The Company has completed two single dose clinical trials of NurOwn in Israel, a phase 1/2 trial with 12 patients and a phase 2a trial with additional 12 patients. In July 2016 the Company announced the results of its phase 2 trial which was conducted in three major medical centers in the US. This single dose trial included 48 patients randomized in a 3:1 ratio to receive NuOwn or placebo.

D.	The Company made significant progress in 2017, advancing NurOwn®, its late stage differentiated mesenchymal stem cell therapy, into a Phase 3 trial for the treatment of ALS. Enrollment in this randomized, double-blind, placebo-controlled, multi-dose clinical trial of NurOwn® for ALS is now ongoing. This Phase 3 trial builds upon the promising efficacy seen in prior trials including the randomized Phase 2 trial conducted in the U.S.

E.	On August 26, 2015 the shareholders of the Company approved a reduction of the number of authorized shares of Common Stock of the Company from 800,000,000 to 100,000,000.

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

Transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been re-measured to dollars in accordance with the provisions of ASC 830-10 "Foreign Currency Translation". All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

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

H.	Fair value of financial instruments:

The carrying values of cash and cash equivalents, accounts receivable, other receivables, trade payables and other accounts payable approximate their fair value due to the short-term maturity of these instruments.

I.	Accounting for stock-based compensation:

In accordance with ASC 718-10 the Company estimates the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations.

The Company recognizes compensation expense for the value of non-employee awards, which have graded vesting, based on the straight-line method over the requisite service period of each award.

The Company recognizes compensation expense for the value of employee awards that have graded vesting, based on the straight-line method over the requisite service period of each of the awards.

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

Basic net loss per share is computed based on the weighted average number of shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares outstanding during each year, plus the dilutive potential of the Common Stock considered outstanding during the year, in accordance with ASC 260-10 "Earnings per Share".

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2017 and December 31, 2016, since all such securities have an anti-dilutive effect.

K.	Research and development expenses, net:

Research and development expenses, are charged to the statement of operations as incurred.

Royalty-bearing grants from the Israel Innovation Authorities (“IIA”) and a non-dilutive, non-royalty-bearing grant from the California Institute of Regenerative Medicine ("CIRM") for funding approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and applied as a deduction from research and development expenses

L.	Income taxes:

The Company accounts for income taxes in accordance with ASC 740-10 "Accounting for Income Taxes". This Statement requires the use of the liability method of accounting for income taxes, whereby deferred tax asset and liability account balances are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and BCT provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 2	-	SIGNIFICANT ACCOUNTING POLICIES (Cont.):

M.	Recent Accounting Standards

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

In February 2016, the FASB issued ASU 2016-02 “Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For operating leases, the ASU requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The ASU retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee.

The ASU is effective for the Company in the first quarter of 2019, with early adoption permitted. The Company continues to evaluate the effect of the adoption of this ASU and expects the adoption will result in an increase in the assets and liabilities on the consolidated balance sheets for operating leases (see Note 7) and will likely have an insignificant impact on the consolidated statements of earnings.

In June 2016, the FASB issued a new standard requiring measurement and recognition of expected credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. This standard is effective for us in the first quarter of 2020; early adoption is permitted beginning in the first quarter of 2019. It is required to be applied on a modified-retrospective approach with certain elements being adopted prospectively. The Company does not expect that the adoption of this standard will have a significant impact on the financial position or results of operations.

In May 2017, the FASB issued ASU 2017-09 “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance is effective on a prospective basis beginning on January 1, 2018 and early adoption is permitted. The Company does not expect the adoption of this standard to have an impact on its consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 3	-	RESEARCH AND LICENSE AGREEMENT

The Company entered into a Research and License Agreement, as amended and restated, with Ramot (the “License Agreement”). Pursuant to the remuneration terms of the License Agreement, the Company has agreed to pay Ramot royalties on Net Sales of the Licensed Product as follows:

a)	So long as the making, producing, manufacturing, using, marketing, selling, importing or exporting (collectively, the “Commercialization”) of such Licensed Product is covered by a Valid Claim or is covered by Orphan Drug Status, the Company shall pay Ramot a royalty of 5% of the Net Sales received by the Company and resulting from such Commercialization; and

b)	In the event the Commercialization of the Licensed Product is neither covered by a Valid Claim nor by Orphan Drug status, the Company shall pay Ramot a royalty of 3% of the Net Sales received by the Company resulting from such Commercialization. This royalty shall be paid from the First Commercial Sale of the Licensed Product and for a period of fifteen (15) years thereafter.

Capitalized terms set forth above which are not defined shall have the meanings attributed to them under the License Agreement.

NOTE 4	-	ACCOUNTS RECEIVABLE

	December 31,
	2017	2016

Grants receivable from IIA	$574	$154
Government institutions and other	98	152
	$672	$306

NOTE 5	-	PREPAID EXPENSES

In November 2017 the Company has contracted with City of Hope's Center for Biomedicine and Genetics ("COH") to produce clinical supplies of NurOwn® adult stem cells for the Company’s ongoing Phase 3 clinical study. As of December 31, 2017, the Company has paid COH $3,222, which includes $2,665 advance payment. The advance was recorded as prepaid expense and is amortized over the term of the agreement. As of December 31, 2017, $1,103 and $1,378 were recorded as current and long-term prepaid expense, respectively.

NOTE 6	-	PROPERTY AND EQUIPMENT

	December 31,
	2017	2016

Cost:
Office furniture and equipment	$73	$73
Computer software and electronic equipment	189	182
Laboratory equipment	875	702
Leasehold improvements	716	716
	1,853	1,673
Accumulated depreciation:
Office furniture and equipment	23	18
Computer software and electronic equipment	176	166
Laboratory equipment	552	492
Leasehold improvements	710	700
	1,461	1,376

Depreciated cost	$392	$297

Depreciation expenses for the years ended December 31, 2017 and December 31, 2016 were $85 and $77, respectively.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 7	-	COMMITMENTS AND CONTINGENCIES

A.	In October 2014, the Company entered into a lease agreement for its US offices, according to which BCT leased approximately 220 square meters of office space for a term of 63 months commencing October 1, 2014. Rent is paid on a monthly basis in the amount of approximately U.S. $5.

B.	In October 2017, BCT entered into an amended lease agreement for the lease of its facilities. The term of the lease is 45 months, with an option to terminate the agreement with 4 month pre-notice, before December 31, 2019. Rent is paid on a monthly basis in the amount of NIS 40,000 (approximately $11) per month.

The facilities and vehicles of the Company and BCT are rented under operating leases that expire on various dates. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2017 are as follows:

Period ending December 31,	Facilities	Vehicles	Total
2018	$196	$10	$206
2019	199	-	199
2020	43	-	43
	$438	$10	$448

Total facilities rent expense for the years ended December 31, 2017 and 2016 were $198 and $182, respectively.

C.	Commitments to pay royalties to the IIA:

BCT obtained from the Chief Scientist of the State of Israel grants for participation in research and development for the years 2007 through 2016, and, in return, BCT is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of Libor per annum.

Through the year ended December 31, 2017, total grants obtained amounted to $988.

D.	In addition to the royalties which the Company is required to pay to Ramot on its Commercialization of the Licensed Product as described in Note 3 hereof, the Company has other financial obligations under the License Agreement, including without limitation, certain research funding commitments as well as a commitment to reimburse Ramot for all of its documented Licensed Product patent-related expenses. Pursuant to the License Agreement, in the event the Company elects not to reimburse Ramot for any specific patent expenses, the Company’s corresponding Commercialization rights will be terminated by Ramot. By way of example, if the Company elects, in its sole discretion, not to reimburse Ramot’s patent expenses which are incurred in a particular jurisdiction, the Company’s right to Commercialize the Licensed Product in the same jurisdiction may be terminated by Ramot. As of December 31, 2017, there are no outstanding obligations owed to Ramot in connection with the above.

NOTE 8	-	SHORT TERM DEPOSITS

Short term investments on December 31, 2017 and December 31, 2016 include bank deposits bearing annual interest rates varying from 0.05% to 1.90%, with maturities of up to 5 months as of December 31, 2017 and 2016.

NOTE 9	-	DEFERRED GRANT INCOME

In July 2017 the Company received an award in the amount of $15,912 from CIRM to support the pivotal Phase 3 study of NurOwn®, for the treatment of ALS.  $7,050 related to the project was received during the third and fourth quarters of 2017.

The award does not bear a royalty payment commitment nor is the award otherwise refundable.

$4,425 was recorded as participation by CIRM in research and development expenses (see Note 11).

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10	-	STOCK CAPITAL

The rights of Common Stock:

Holders of Common Stock have the right to receive notice to participate and vote in general meetings of the Company, the right to a share in the excess of assets upon liquidation of the Company and the right to receive dividends, if declared.

The Common Stock is publicly traded on the NASDAQ Capital Market under the symbol BCLI.

Private placements and public offerings:

The Company is party to a July 2, 2007 subscription agreement and related registration rights agreement and warrants, amended July 31, 2009, May 10, 2012, May 19, 2014 and November 2, 2017 (together as amended, the “ACCBT Documents”) with ACCBT Corp. (“ACCBT”), a company under the control of Mr. Chaim Lebovits, the Company’s President and Chief Executive Officer, pursuant to which, for an aggregate purchase price of approximately $5.0 million, the Company sold to ACCBT 1,920,461 shares of its Common Stock (the “Subscription Shares”) and warrants to purchase up to 2,016,666 shares of its Common Stock (the “ACCBT Warrants”). The ACCBT Warrants contain cashless exercise provisions, which permit the cashless exercise of up to 50% of the underlying shares of Common Stock.  672,222 of the ACCBT Warrants have an exercise price of $3.00 and the remainder has an exercise price of $4.35.  All of the ACCBT Warrants are presently outstanding.  The Company registered 1,920,461 shares of Common Stock and 2,016,666 shares of Common Stock underlying the ACCBT Warrants on registration statement No. 333-201705 dated January 26, 2015 pursuant to registration rights in the ACCBT Documents.

ACCBT has Board appointment rights, preemptive rights and consents rights pursuant to the ACCBT Documents.  The foregoing description reflects the November 2, 2017 Warrant Amendment Agreement between the Company and ACCBT, pursuant to which the rights and privileges of the ACCBT Entities relating to the management of the Company were reduced, in exchange for a five (5) year extension of the expiration of the Company warrants held by the ACCBT Entities. Pursuant to the amendment, the ACCBT Documents were amended as follows: (i) the ACCBT Entities existing right to appoint 50.1% of the Board of Directors of the Company and its subsidiaries was reduced to 30%; (ii) the ACCBT Entities’ consent rights regarding Company matters pursuant to the ACCBT Documents were limited to transactions greater than $500,000 (previous to the amendment the consent right was for transactions of $25,000 or more); and (iii) the expiration date of each of the ACCBT Warrants was extended until November 5, 2022 (the previous expiration date was November 5, 2017).

On June 13, 2014, the Company raised gross proceeds of $10.5 million through a private placement of the Company’s Common Stock and warrants purchase Common Stock. The Company issued 2.8 million shares of Common Stock at a price per share of $3.75 and three-year warrants to purchase up to 2.8 million shares of Common Stock at an exercise price of $5.22 per share of which 2,546,667 were exercised in January 8, 2015 as detailed below and the remaining 337,333 Warrants at an exercise price of $5.22 per share weren’t exercised and expired in June 19, 2017.

Pursuant to a Warrant Exercise Agreement, dated January 8, 2015, holders of Company warrants, issued in June 2014 to purchase an aggregate of 2,546,667 shares of the Company’s Common Stock at an exercise price of $5.22 per share, exercised their 2014 Warrants in full, and the Company issued new warrants to the holders to purchase up to an aggregate of approximately 3.8 million unregistered shares of Common Stock at an exercise price of $6.50 per share.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10	-	STOCK CAPITAL (Cont.):

The $6.50 warrants expire in June 2018. Gross proceeds from the exercise of the warrants were approximately $13.3 million. In connection with the Exercise Agreement, the Company issued the Placement Agency a warrant to purchase 38,200 shares of Common Stock upon substantially the same terms as the $6.50 warrants. Net of fees and related expenses the proceeds from the warrant exercise amounted to approximately $12.4 million. All $6.50 warrants remain outstanding and unexercised as of December 31, 2017.

Since its inception the Company has raised approximately $46.6M, net in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

The following table sets forth the number, exercise price and expiration date of the warrants outstanding as of December 31, 2017:

Issuance Date	Outstanding As Of December 31, 2017	Exercise price	Exercisable Through

Nov-08	6,666	2.25	Sep-18
Apr-Oct 2009	20,000	1.005 - 1.5	Apr-Oct 2019
Aug 2007- Jan 2011	2,016,666	3 - 4.35	Nov-22
Jan-15	3,858,201	6.5	Jun-18
	5,901,533

Stock Plans:

During the fiscal year ended December 31, 2017, the Company had outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

The 2004 Global Plan and 2005 U.S. Plan expired on November 25, 2014 and March 28, 2015, respectively. Grants that were made under the Prior Plans remain outstanding pursuant to their terms. The 2014 Plans were approved by the stockholders on August 14, 2014 (at which time the Company ceased to issue awards under each of the 2005 U.S. Plan and 2004 Global Plan) and amended on June 21, 2016. Unless otherwise stated, option grants prior to August 14, 2014 were made pursuant to the Company’s Prior Plans, and grants issued on or after August 14, 2014 were made pursuant to the Company’s 2014 Plans, and expire on the tenth anniversary of the grant date.

The 2014 Plans have a shared pool of 2,200,000 shares of Common Stock available for issuance. As of December 31, 2017, 1,013,868 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10	-	STOCK CAPITAL (Cont.):

Share-based compensation to employees and to directors:

Employees:

Pursuant to a September 28, 2015 employment agreement, as amended, Chaim Lebovits, the Company’s Chief Executive Officer and President (i) was granted a stock option under the 2014 Global Plan on September 28, 2015 for the purchase of up to 369,619 shares of the Company’s Common Stock at a per share exercise price of $2.45, which grant is fully vested and exercisable and shall be exercisable for a period of two years after termination of employment; (ii) received on July 26, 2017, and is entitled to receive on each anniversary thereafter (provided he remains Chief Executive Officer), a grant of restricted stock under the 2014 Global Plan (or any successor or other equity plan then maintained by the Company) comprised of a number of shares of Common Stock with a fair market value (determined based on the price of the Common Stock at the end of normal trading hours on the business day immediately preceding the effective date according to Nasdaq) equal to 30% of Mr. Lebovits’ Base Salary (31,185 shares on July 26, 2017). Each grant shall vest as to twenty-five percent (25%) of the award on each of the first, second, third and fourth anniversary of the date of grant, provided Mr. Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date. Each grant shall be subject to accelerated vesting upon a Change of Control (as defined in the Lebovits employment agreement) of the Company. In the event of Mr. Lebovits’ termination of employment, any portion of a grant that is not yet vested (after taking into account any accelerated vesting) shall automatically be immediately forfeited to the Company, without the payment of any consideration to Mr. Lebovits; and (iii) was granted on July 26, 2017 a fully vested and exercisable option (the “Option”) under the 2014 Global Plan to purchase up to 41,580 shares of Common Stock, which shall remain exercisable until the 2nd anniversary of the date of grant, regardless of whether Mr. Lebovits remains employed by the Company, with an exercise price per share of $4.81.

The Lebovits employment agreement contains termination provisions, pursuant to which if the Company terminates the employment agreement or Mr. Lebovits’ employment without Cause (as defined in the agreement) or if Mr. Lebovits terminates the employment agreement or his employment thereunder with Good Reason (as defined in the agreement), the Company shall immediately vest such number of equity or equity based awards that would have vested during the six (6) months following the date of termination of employment, conditional upon Mr. Lebovits executing a waiver and release in favor of the Company in a form reasonably acceptable to the Company.

Pursuant to his February 28, 2017 employment agreement, Dr. Ralph Kern, Chief Operating Officer and Chief Medical Officer of the Company, received on March 6, 2017, and is entitled to receive on each anniversary thereafter (provided he remains employed by the Company), a grant of restricted stock under the 2014 U.S. Plan (or any successor or other equity plan then maintained by the Company) comprised of a number of shares of Common Stock with a fair market value (determined based on the price of the Common Stock at the end of normal trading hours on the business day immediately preceding March 6, 2017 according to Nasdaq) equal to 30% of Dr. Kern’s Base Salary (35,885 shares on March 6, 2017). Each equity grant shall vest as to twenty-five percent (25%) of the award on each of the first, second, third and fourth anniversary of the date of grant, provided Dr. Kern remains continuously employed by the Company from the date of grant through each applicable vesting date. Each equity grant shall be subject to accelerated vesting upon a Change of Control (as defined in the agreement) of the Company. In the event of Dr. Kern’s termination of employment, any portion of an equity grant that is not yet vested (after taking into account any accelerated vesting) shall automatically be immediately forfeited to the Company, without the payment of any consideration to Dr. Kern.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10	-	STOCK CAPITAL (Cont.):

Share-based compensation to employees and to directors (Cont.):

Employees (Cont.):

Pursuant to the agreement, on March 6, 2017, Dr. Kern also received an option under the 2014 U.S. Plan to purchase up to 47,847 shares of Common Stock with an exercise price per share of $4.18. The option was fully vested and exercisable and shall remain exercisable until the 2nd anniversary of the date of grant, regardless of whether Dr. Kern remains employed by the Company.

Uri Yablonka, the Company’s Executive Vice President, Chief Business Officer and director was granted a stock option on June 6, 2014 under the Company’s Amended and Restated 2004 Global Share Option Plan (the “Global Plan”) for the purchase of 33,333 shares of the Company’s Common Stock, which was fully vested and exercisable upon grant. The exercise price for the grant is $2.70 per share. In addition, the Company agreed to grant Mr. Yablonka a stock option under the Global Plan (or the applicable successor option plan) for the purchase of up to 13,333 shares of Common Stock (subject to appropriate adjustment in the case of stock splits, reverse stock splits and the like) of the Company on the first business day after each annual meeting of stockholders (or special meeting in lieu thereof) of the Company beginning with the 2014 annual meeting, and provided that Mr. Yablonka remains an employee of the Company on each such date. The exercise price per share of the Common Stock subject to each additional option shall be equal to $0.75 (subject to appropriate adjustment in the case of stock splits, reverse stock splits and the like, or changes to the Israeli Annual Option Award under the Company’s Director Compensation Plan as amended from time to time). Each additional option vests and becomes exercisable on each monthly anniversary date as to 1/12th the number of shares subject to the option, over a period of twelve months from the date of grant, such that each additional option will be fully vested and exercisable on the first anniversary of the date of grant, provided that Mr. Yablonka remains an employee of the Company on each such vesting date. The Company also granted Mr. Yablonka 5,543 shares of restricted Common Stock on July 13, 2017

On November 20, 2017, the Company granted to Eyal Rubin, the Company’s Chief Financial Officer, 25,000 shares of restricted Common Stock under 2014 Global Plan, which shall vest as to 100% of the award on April 1, 2018, provided Mr. Rubin remains continuously employed by BCT from the date of grant through the vesting date. In the event of Mr. Rubin’s termination of employment prior to April 1, 2018, the restricted stock grant shall automatically be immediately forfeited in its entirety to the Company, without the payment of any consideration to Mr. Rubin. On November 20, 2017 the Company also granted to Mr. Rubin an option to purchase up to 93,686 shares of Common Stock under the 2014 Global Plan, at an exercise price per share equal to $4.30 per share. The Option shall vest and become exercisable as follows: 25% of the shares underlying the Option shall vest and become exercisable on each of the first, second, third and fourth anniversary of the date of grant, until fully vested and exercisable on the fourth anniversary of the date of grant, provided Mr. Rubin remains continuously employed by BCT from the date of grant through each applicable vesting date. The Option shall have a ten (10) year term and shall be subject to accelerated vesting upon a Change of Control of the Company or Material Secondary Public Offering of the Company (each as defined in Mr. Rubin’s employment agreement).

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10	-	STOCK CAPITAL (Cont.):

Share-based compensation to employees and to directors (Cont.):

Employees (Cont.):

On August 17, 2017, the Company granted Mary Kay Turner VP, Patient Advocacy and Government Affairs of the Company, 9,924 shares of restricted Common Stock under the 2014 U.S. Plan which vests as to 25% of the grant on each of August 1, 2018, August 1, 2019, August 1, 2010 and August 1, 2011, provided that Ms. Turner is employed by the Company on each such vesting date; in the event of the termination of her employment, any portion of the Initial Equity Grant that has not yet vested as of the effective date of termination shall be automatically and immediately forfeited to the Company without payment of any consideration to her.

On July 13, 2017, the Company granted 5,543 shares of restricted Common Stock under the 2014 Global Plan to each of Yael Gothelf VP, Scientific & Regulatory Affairs and Yossef Levi VP, Cell Production.

Directors:

From 2005 through 2015, the Company granted its directors options to purchase an aggregate of 402,778 shares of Common Stock at an average exercise price of $1.34 per share.

The Company’s Second Amended and Restated Director Compensation Plan was approved in July 9, 2014 and amended on April 29, 2015, February 26, 2017 and July 13, 2017 (as amended, the “Director Compensation Plan”). The Director Compensation Plan governs Company compensation of eligible non-employee director of the Company, except that certain non-employee directors have individualized compensation and are not entitled receive annual director awards under the Director Compensation Plan, but are entitled to committee compensation under the Director Compensation Plan in the event that they qualify for and serve as a member of any committee of the Board. The Director Compensation Plan also determines the annual awards to be granted to qualified directors for their services in future periods, which annual awards have had the same terms since 2014, as further detailed in the Director Compensation Plan. On November 10, 2017, the following grants were made under the Director Compensation Plan to the eligible directors: Dr. Arbel received a stock option to purchase 25,333 shares of Common Stock for her service as a director, chairperson of the Board, chair of the GNC Committee and a member of the Audit Committee; Mr. Schor received 2,000 shares of restricted stock for his service as a member of the Audit Committee; Dr. Shorr received 8,666 shares of restricted stock for his service as a director and a member of the GNC Committee; and Mr. Taub received 12,000 shares of restricted stock for his service as a director, chair of the Audit Committee and a member of the GNC Committee.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10	-	STOCK CAPITAL (Cont.):

Share-based compensation to employees and to directors (Cont.):

Directors (Cont.):

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the year ended December 31, 2017			For the year ended December 31, 2016
	Amount of options	Weighted average exercise price	Aggregate intrinsic value	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$		$	$
Outstanding at beginning of period	874,841	2.1258		1,002,451	2.6072
Granted	240,446	3.5178		70,667	0.75
Exercised	(129,888)	3.9175		-	-
Cancelled	(44,445)	1.6104		(198,277)	4.0691

Outstanding at end of period	940,954	2.4681	1,366,213	874,841	2.1258	362,336
Vested and expected-to-vest at end of period	811,824	2.3317	1,289,457	839,509	2.1837	299,088

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on December 31, 2017 and December 31, 2016 and the exercise price, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10	-	STOCK CAPITAL (Cont.):

Share-based compensation to employees and to directors (Cont.):

Directors (Cont.):

The options outstanding as of December 31, 2017 and December 31, 2016, have been separated into exercise prices, as follows:

			Weighted average remaining
			contractual
	Options outstanding		Life - Years		Options exercisable as of
Exercise price	As of December 31,		As of December 31,		As of December 31,
	$2017	2016	2017	2016	2017	2016

0.75	213,333	213,665	6.99	8.67	177,889	178,333
1.005	5,333	6,445	1.50	2.50	5,333	6,445
2.25	69,889	137,000	3.57	4.72	69,889	137,000
2.45	369,619	369,619	7.75	8.75	369,619	369,619
2.70	82,667	93,333	5.65	6.54	82,667	93,333
3.17	-	25,779	-	0.12	-	25,779
3.90	15,000	15,000	4.59	5.59	15,000	15,000
4.18	47,847	-	1.18	-	47,847	-
4.3	93,686	-	9.89	-	-	-
4.80	2,000	2,000	2.11	3.11	2,000	2,000
4.81	41,580	-	1.56	-	41,580	-
5.85	-	6,000	-	0.5	-	6,000
7.05	-	6,000	-	0.22	-	6,000

	940,954	874,841	6.59	7.38	811,824	839,509

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the year ended December 31, 2017 and 2016 amounted to $554 and $635, respectively.

The fair value of the options is estimated at the date of grant using Black-Scholes options pricing model with the following assumptions used in the calculation:

	Year ended December 31,
	2017	2016

Expected volatility	67%-70%	75%-77%
Risk-free interest	0.97%-2.13%	1.20% - 1.27%
Dividend yield	0%	0%
Expected life of up to (years)	5.5	5.25

Shares and warrants issued to service providers:

The Company accounts for shares and warrant grants issued to non-employees using the guidance of ASC 505-50, "Equity-Based Payments to Non-Employees", whereby the fair value of such warrant grants is determined using a Black-Scholes options pricing model at the earlier of the date at which the non-employee's performance is completed or a performance commitment is reached.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10	-	STOCK CAPITAL (Cont.):

Shares and warrants issued to service providers (Cont.):

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

On August 17, 2017 the Company issued to Anthony Fiorino, the former CEO of the Company, for consulting services rendered, a grant of 4,327 shares of restricted stock under the 2014 U.S. Plan, which vests in eight equal quarterly installments (starting November 17, 2017) until fully vested on the second anniversary of the date of grant.

Compensation expense recorded by the Company in respect of its stock-based service provider compensation awards in accordance with ASC 718-10 for the year ended December 31, 2017 and 2016 amounted to $62 and $121, respectively.

On January 2, 2018, the Company granted to its legal advisor 11,250 shares of Common Stock for 2017 legal services. The related compensation expense was recorded as general and administrative expense.

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Year ended December 31,
	2017	2016

Research and development	$164	$96
General and administrative	452	660
Total stock-based compensation expense	$616	$756

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 11	-	RESEARCH AND DEVELOPMENT, NET

	Year ended December 31,
	2017	2016
	U.S. $ in thousands

Research and development	$6,795	$3,435
Less : Participation by the Israel Innovation Authorities	(1,393)	(1,185)
Less : Participation by CIRM	(4,425)	-
	$977	$2,250

NOTE 12	-	TAXES ON INCOME

A.	Tax rates applicable to the income of the Israeli subsidiary:

BCT is subject to a tax rate of 24% in 2017. In 2018 the tax rate is expected to decrease to 23%.

Such tax rate changes have no significant impact on the Company's financial statements.

B.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2017	2016
	U.S. $ in thousands

Operating loss carryforward	$51,107	$39,967

Net deferred tax asset before valuation allowance	14,090	13,333
Valuation allowance	(14,090)	(13,333)
Net deferred tax asset	$-	$-

As of December 31, 2017, the Company has provided valuation allowances of $14,090 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 12	-	TAXES ON INCOME (Cont.):

C.	Available carryforward tax losses:

As of December 31, 2017, the Company has an accumulated tax loss carryforward of approximately $51,107. Carryforward tax losses in Israel are of unlimited duration and carryforward tax losses in the U.S. can be carried forward and offset against taxable income in the future for a period of 20 years. Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

D.	Loss from continuing operations, before taxes on income, consists of the following:

	Year ended December 31,
	2017	2016
	U.S. $ in thousands

United States	$(2,532)	$(1,451)
Israel	(2,420)	(3,531)
	$(4,952)	$(4,982)

E.	Due to the Company’s cumulative losses, the effect of ASC 740 as codified from ASC 740-10 is not material.

F.	On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law in the United States. The Tax Act, among other provisions, introduces changes in the U.S corporate tax rate, business related exclusions and deductions and credits, and has internationally tax consequences for companies that operate international. Most of the changes introduced in the Tax Act are effective beginning on January 1, 2018.

G.	As a result of the tax act the Company is subject to a reduced blended U.S. tax rate of 34% starting on January 1, 2018. The other effects of the Tax Act provisions are still being identified and evaluated by Management.

NOTE 13	-	TRANSACTIONS WITH RELATED PARTIES

Other than transactions and balances related to cash and share based compensation to officers and directors, the Company did not have any transactions and balances with related parties and executive officers during 2017 and 2016.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 14	-	SUBSEQUENT EVENTS

On January 3, 2018, the Company received a Good Manufacturing Practice (GMP) approval from the Israel Ministry of Health (MoH) for its Israeli contract manufacturing facility. The GMP certificate confirms the Company's manufacturing site compliance with Israeli GMPs which are recognized as equivalent with EU standards.

On February 5, 2018, the Company appointed Anthony Polverino, Ph.D., as a board member. Dr. Polverino, is currently interim chief scientific officer of Kite (formerly Kite Pharma and now a wholly-owned subsidiary of Gilead Sciences) and a highly accomplished senior biopharmaceutical executive with more than 25 years' industry experience in drug research and development.

On February 5, 2018 Dr. Robert Shorr left the Company’s board of directors.

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events through the date the condensed consolidated financial statements were issued. The Company concluded that no other subsequent events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2017 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated 1992 Framework.

Based on our assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

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

Name	Age	Position
Chaim Lebovits	47	President and Chief Executive Officer
Dr. Ralph Kern	60	Chief Operating Officer and Chief Medical Officer
Eyal Rubin	42	Chief Financial Officer
Uri Yablonka	41	Executive Vice President, Chief Business Officer and Director
Dr. Irit Arbel	58	Chairperson and Director
Dr. June S. Almenoff	61	Director
Arturo O. Araya	47	Director
Chen Schor	45	Director
Dr. Anthony Polverino	55	Director
Malcolm Taub	72	Director

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

Eyal Rubin joined the Company on November 20, 2017 as Chief Financial Officer and Treasurer. Prior to joining the Company, Eyal Rubin served since January, 2015 as Vice President, Head of Corporate Treasury for Teva Pharmaceutical Industries Ltd. (symbol: TEVA), a multinational pharmaceutical company. From March, 2013 to January, 2015, Mr. Rubin worked as Teva Pharmaceutical Industries Ltd.’s Regional Treasurer for ASIA and EMIA. From January, 2010 to March, 2013, he served as Head of the Finance & Banking department at Cellcom Israel LTD (NASDAQ:CEL), an Israeli telecommunications company.

Uri Yablonka joined the Company on June 6, 2014 as Chief Operating Officer and as a member of the Board. On March 6, 2017 he was appointed Executive Vice President, Chief Business Officer and ceased to serve as the Company’s Chief Operating Officer. Prior to joining the Company, Mr. Yablonka served since December 2010 as owner and General Manager of Uri Yablonka Ltd., a business consulting firm. He also served since January 2011 as Vice President, Business Development at ACC International Holdings Ltd. (Holdings). Holdings is also an affiliate of ACCBT Corp. Prior to serving with Holdings, Mr. Yablonka served as Senior Partner of PM-PR Media Consulting Ltd. From 2008 to January 2011, Mr. Yablonka was Senior Partner at PM-PR Media Consulting Ltd., where he led public relations and strategy consulting for a wide range of governmental and private organizations.  From 2002 to 2008, he served as a correspondent at the Maariv Daily News Paper, including extensive service as a Diplomatic Correspondent.  We believe that Mr. Yablonka’s skills and experience provide the variety and depth of knowledge, judgment and vision necessary for the effective oversight of the Company.  His experience in business consulting and development and media experience are expected to be valuable to the Company in its current stage of growth and beyond, and his governmental experience can provide valuable insight into issues faced by companies in regulated industries such as ours. We believe that these skills and experiences qualify Mr. Yablonka to serve as a director of the Company.

Dr. Irit Arbel, one of the Company's co-founders, joined the Company in May 2004 as a director and served as President of the Company for six months. Currently, Dr. Arbel is the Chairperson of the Board and the Chair of the Governance, Nominating and Compensation Committee. Dr. Arbel serves as Executive Vice President, Research and Development at Savicell Diagnostic Ltd. since July 2012. Savicell Diagnostic Ltd. is a biotechnology company and is a wholly-owned subsidiary of Online Disruptive Technologies, Inc. From 2009 through 2011, Dr. Arbel served as Chairperson of Real Aesthetics Ltd., a company specializing in cellulite ultrasound treatment, and BRH Medical, developer of medical devices for wound healing. She was also Director of M&A at RFB Investment House, a private investment firm focusing on early stage technology related companies. Previously, Dr. Arbel was President and Chief Executive Officer of Pluristem Life Systems, a biotechnology company, and prior to that, Israeli Sales Manager of Merck, Sharp & Dohme, a pharmaceutical company. Dr. Arbel earned her Post Doctorate degree in 1997 in Neurobiology, after performing research in the area of Multiple Sclerosis. Dr. Arbel also holds a Chemical Engineering degree from the Technion, Israel's Institute of Technology. We believe that Dr. Arbel possesses specific attributes that qualify her to serve on our Board including Dr. Arbel’s extensive experience in the biotechnology field and significant leadership skills as a chief executive officer. Dr. Arbel previously served as our President, which service has given her a deep knowledge of the Company and its business and directly relevant management experience.

Dr. Anthony Polverino joined the Company on February 5, 2018 as a director. Dr. Polverino `is currently the interim chief scientific officer of Kite (now a wholly-owned subsidiary of Gilead Sciences), which he joined in 2015, and where he is currently responsible for establishing Kite's strategic non-clinical R&D roadmap to support its current and future portfolio. Prior to this, he was the vice president of research at Kite, where his responsibilities included corporate goal setting, budget allocation, scientific and investor interactions, business development in-licensing and partnership deals. Dr. Polverino spent 20 years in positions of increasing responsibilities at Amgen, Inc., most recently as executive director of its Therapeutic Innovation Unit, where he managed research programs in oncology, metabolic disease, inflammatory disease and schizophrenia. Prior to Amgen, he was a postdoctoral scientist at Cold Spring Harbor Laboratory, where he worked primarily on oncology research. Dr. Polverino is an author of several patents, and has been published in nearly 40 scientific and peer-reviewed journals. He earned a B.Sc. in Biochemistry/Physiology and a B.Sc. (Honors) in Pharmacology, both from Adelaide University in Adelaide, Australia and a Ph.D. in Biochemistry from Flinders University, also in Adelaide.

Dr. June S. Almenoff joined the Company on February 26, 2017 as a director.  Dr. Almenoff is an accomplished executive with 20 years of experience in the pharmaceutical industry. She recently served as President and CMO of Furiex Pharmaceuticals (from 2010 to 2014). During her 4-year tenure, the company’s valuation increased approximately ten-fold, culminating in its acquisition by Actavis plc for approximately $1.2 billion in 2014. Furiex’s lead product, eluxadoline (Viberzi TM), a novel gastrointestinal drug, has recently been approved in both the US and EU. Prior to joining Furiex, Dr. Almenoff was at GlaxoSmithKline (GSK) from 1997-2010, where she held various positions of increasing responsibility. During her time at GSK, she was a Vice President in the Clinical Safety organization, chaired a PhRMA-FDA working group and worked in the area of scientific licensing. Dr. Almenoff also led the development of pioneering systems for minimizing risk in drug development which have been widely adapted by industry and regulators. Dr. Almenoff is currently an independent biopharma consultant and Board Director. Her areas of expertise include translational medicine, clinical development and commercial strategy. She is Executive Chair of RDD Pharma, a private, clinical-stage biopharma company (since 2015) and an Independent Director of Tigenix NV (Nasdaq: TIG) since 2016, and Ohr Pharmaceuticals (Nasdaq: OHRP) since 2013. She serves on the Scientific Advisory Board of Redhill Biopharma (Nasdaq: RDHL). She is on the advisory boards of several private life-sciences companies and the investment advisory board of the Harrington Discovery Institute. Dr. Almenoff received her B.A. cum laude from Smith College and graduated with AOA honors from the M.D.-Ph.D. program at the Icahn (Mt. Sinai) School of Medicine. She completed post-graduate medical training at Stanford University Medical Center (Internal Medicine, Infectious Diseases) and served on the faculty of Duke University School of Medicine. She is a Consulting Professor at Duke and a Fellow of the American College of Physicians. We believe that Dr. Almenoff possesses specific attributes that qualify her to serve on our Board including her valuable leadership skills and her deep knowledge of pharmaceutical product development.

Arturo O. Araya joined the Company on February 26, 2017 as a director. From 2002 to 2016, Mr. Araya worked for Novartis Pharmaceutical Corporation, where he served as the Vice President and Head of Global Commercial for Novartis’ Cell and Gene Therapies Unit (June 2014 to July 2016), where he led a cross-functional team to globally commercialize a portfolio of cell and gene therapies. In his prior role as Novartis’ Global Brand Leader for CTL019 (September 2012-May 2014), a CAR-T therapy, he was responsible for developing early launch plans, including worldwide and multiple indication forecasts and resource modeling. He has lead the Oncology Unit for Novartis in seven countries (March 2002-August 2012).  Prior to his tenure at Novartis, Mr. Araya was with Bristol-Myers Squibb Company (1999-2002), most recently as Associate Director of Marketing Intelligence, Business Development & Licensing.  He earned an M.B.A. from the University of Michigan, and an M.A. and B.S. in Engineering from the University of Connecticut. We believe that Mr. Araya possesses specific attributes that qualify him to serve on our Board including his extensive experience in biotechnology and valuable leadership skills.

Chen Schor joined the Company as a director on August 22, 2011. Mr. Schor is a global industry leader with vast experience in biotechnology, medical devices, business development and private equity. Mr. Schor led multiple licensing and M&A transactions valued at over $8 billion with companies such as GlaxoSmithKline, Amgen, Pfizer, Bayer, Merck-Serono and OncoGeneX Pharmaceuticals, and raised significant funds from reputable investors. Mr. Schor has a broad range of experience in multiple therapeutic areas including Neurology, Respiratory, Oncology, Auto-Immune, Genetic Diseases, and Women’s Health. In addition to leading the global business development at Teva Pharmaceuticals, Mr. Schor played a key role in building early stage companies to regulatory approvals, IPOs and M&As. In July 2016, Mr. Schor joined resTORbio, Inc and is currently serving as Co-Founder, President, and CEO. From December 2014 to July 2016, Mr. Schor was an officer with Synta Pharmaceuticals Corp., a NASDAQ listed biopharmaceutical company. From October 2012 to December 2014, Mr. Schor served as President and CEO of Novalere, Inc. From March 2009 until September 2011, Mr. Schor served as Vice President of Business Development, global branded products at Teva Pharmaceuticals. Prior to joining Teva, Mr. Schor was Chief Business Officer at Epix Pharmaceuticals, Inc. (formerly known as Predix Pharmaceuticals, Inc.) from December 2003 until March 2009, leading the formation of more than $1.5 billion in collaborations with GlaxoSmithKline, Amgen and additional pharmaceutical companies. Prior to joining Epix, Mr. Schor was a Partner at Yozma Venture Capital from September 1998 until December 2003, managing the fund’s investments in biotechnology and medical device companies. Mr. Schor previously held positions at Arthur Anderson and BDO Consulting, an advisory firm. Mr. Schor holds an M.B.A., a B.A. in Biology, a B.A. in Economics and is a Certified Public Accountant. We believe that Mr. Schor possesses specific attributes that qualify him to serve on our Board including Mr. Schor’s extensive experience in biotechnology and significant leadership skills from his service as a partner of a venture capital firm.

Malcolm Taub joined the Company in March 2009 as a director. Since October 2010, Mr. Taub has been a Partner at Davidoff Malito & Hutcher LLP, a full service law and government relations firm. From 2001 to September 30, 2010, Mr. Taub was the Managing Member of Malcolm S. Taub LLP, a law firm which practiced in the areas of commercial litigation, among other practice areas. Mr. Taub also works on art transactions, in the capacity as an attorney and a consultant. Mr. Taub has also served as a principal of a firm which provides consulting services to private companies going public in the United States. Mr. Taub has acted as a consultant to the New York Stock Exchange in its Market Surveillance Department. Mr. Taub acts as a Trustee of The Gateway Schools of New York and The Devereux Glenholme School in Washington, Connecticut. Mr. Taub has served as an adjunct professor at Long Island University, Manhattan Marymount College and New York University Real Estate Institute. Mr. Taub holds a B.A. from Brooklyn College and a J.D. from Brooklyn Law School. Mr. Taub formerly served on the Board of Directors of Safer Shot, Inc. (formerly known as Monumental Marketing Inc.). We believe that Mr. Taub possesses specific attributes that qualify him to serve on our Board including Mr. Taub’s vast law experience and his demonstrated leadership skills as a managing member of a law firm.

Qualifications of Directors

The Board believes that each director has valuable individual skills and experiences that, taken together, provide the variety and depth of knowledge, judgment and vision necessary for the effective oversight of the Company. As indicated in the foregoing biographies, the directors have extensive experience in a variety of fields, including biotechnology (Drs. Arbel, Almenoff and Polverino and Messrs. Araya and Schor), accounting (Mr. Schor), business consulting and development (Mr. Yablonka), media (Mr. Yablonka) and law (Mr. Taub), each of which the Board believes provides valuable knowledge about important elements of our business. Most of our directors have leadership experience at major companies or firms with operations inside and outside the United States and/or experience on other companies’ boards, which provides an understanding of ways other companies address various business matters, strategies and issues. As indicated in the foregoing biographies, the directors have each demonstrated significant leadership skills, including as a an executive officer (Drs. Arbel, Almenoff and Polverino and Messrs. Schor, Araya and Yablonka), as a managing member of a law firm (Mr. Taub), as general manager of a business consulting firm (Mr. Yablonka) or as a partner of a venture capital firm (Mr. Schor). A number of the directors have extensive public policy, government or regulatory experience, which can provide valuable insight into issues faced by companies in regulated industries such as the Company. One of the directors (Dr. Arbel) has served as the President of the Company and one is currently serving as Chief Business Officer (Mr. Yablonka), which service has given each a deep knowledge of the Company and its business and directly relevant management experience. The Board believes that these skills and experiences qualify each individual to serve as a director of the Company.

Certain Arrangements

On August 22, 2011, we entered into an agreement with Chen Schor, which was amended and restated on November 11, 2011 to clarify vesting terms (as amended and restated, the “Executive Director Agreement”) pursuant to which we paid $15,000 per quarter to Mr. Schor for his services as an Executive Board Member. In accordance with the terms of the Executive Director Agreement, the Company and Mr. Schor have also entered into an amended and restated Restricted Stock Agreement on November 11, 2011, pursuant to which Mr. Schor received 61,558 shares of our restricted Common Stock under our 2005 U.S. Stock Option and Incentive Plan. The shares vested over 3 years – 20,519 shares on August 22, 2012, 20,519 shares on August 22, 2013 and 20,519 shares on August 22, 2014. On May 3, 2015, we entered into a Restricted Stock Agreement with Mr. Schor, pursuant to which Mr. Schor received a grant of 60,000 shares of our restricted Common Stock under our 2014 Stock Incentive Plan in consideration for Mr. Schor’s ongoing services as an Executive Director of the Company. The shares of restricted stock vested as follows: 20,000 on August 22, 2015, 20,000 on August 22, 2016 and 20,000 on August 22, 2017. On February 26, 2017 the Executive Director Agreement was terminated by mutual agreement of Chen Schor and the Company, and the Board approved that Chen Schor will receive the following compensation for his service on the Board: an annual cash award in the amount of $30,000, paid in biannual installments, that Mr. Schor will not receive annual director awards under the Director Compensation Plan, but in the event that Mr. Schor serves as a member of any committee of the Board he will be entitled to committee compensation under the Director Compensation Plan.

On June 1, 2015 pursuant to the Company’s First Amendment to the Second Amended and Restated Director Compensation Plan, we granted a stock option to Irit Arbel, the Company’s Chair of the Board of Directors, to purchase up to 6,667 shares of Common Stock at a purchase price of $0.75 per share.  On February 26, 2017 pursuant to the Company’s Second Amendment to the Second Amended and Restated Director Compensation Plan, we granted a stock option to Dr. Arbel to purchase up to 6,667 shares of Common Stock at a purchase price of $0.75 per share. On July 13, 2017 pursuant to the Company’s Third Amendment to the Second Amended and Restated Director Compensation Plan, we granted a stock option to Dr. Arbel to purchase up to 12,000 shares of Common Stock at a purchase price of $0.75 per share. Each option was fully vested and exercisable on the date of grant.

Pursuant to a February 26, 2017 resolution of the Board, Dr. Almenoff receives the following compensation for her service on the Board: an annual cash award in the amount of $30,000, paid in biannual installments. Dr. Almenoff will not receive annual director awards under the Director Compensation Plan, but in the event that Dr. Almenoff serves as a member of any committee of the Board she will be entitled to committee compensation under the Director Compensation Plan. Dr. Almenoff has not been appointed to any Board committee at this time.

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

Uri Yablonka serves as the Company’s EVP & Chief Business Officer and is compensated for all services as an officer and director of the Company pursuant to an employment agreement with the Company and related compensation described under “Executive Employment Agreements” in the Executive Compensation section below.

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

Committees of the Board of Directors

Audit Committee

On February 7, 2008, the Board of Directors established a standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, which assists the Board of Directors in fulfilling its responsibilities to stockholders concerning our financial reporting and internal controls, and facilitates open communication among the Audit Committee, Board of Directors, outside auditors and management. The Audit Committee discusses with management and our outside auditors the financial information developed by us, our systems of internal controls and our audit process. The Audit Committee is solely and directly responsible for appointing, evaluating, retaining and, when necessary, terminating the engagement of the independent auditor. The independent auditors meet with the Audit Committee (both with and without the presence of management) to review and discuss various matters pertaining to the audit, including our financial statements, the report of the independent auditors on the results, scope and terms of their work, and their recommendations concerning the financial practices, controls, procedures and policies employed by us. The Audit Committee preapproves all audit services to be provided to us, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by the independent auditor. The Audit Committee coordinates the Board of Directors’ oversight of our internal control over financial reporting, disclosure controls and procedures and code of conduct. The Audit Committee is charged with establishing procedures for (i) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters; and (ii) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters. The Audit Committee reviews all related party transactions on an ongoing basis, and all such transactions must be approved by the Audit Committee. The Audit Committee is authorized, without further action by the Board of Directors, to engage such independent legal, accounting and other advisors as it deems necessary or appropriate to carry out its responsibilities. The Board of Directors has adopted a written charter for the Audit Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The Audit Committee currently consists of Mr. Taub (Chair), Dr. Arbel and Mr. Schor each of whom is independent within the meaning of The NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act. The Board of Directors has determined that Mr. Schor is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The Audit Committee held four meetings during the fiscal year ended December 31, 2017.

GNC Committee

On June 27, 2011, the Board of Directors established a standing Governance, Nominating and Compensation Committee (the “GNC Committee”), which assists the Board in fulfilling its responsibilities relating to (i) compensation of the Company’s executive officers, (ii) the director nomination process and (iii) reviewing the Company’s compliance with SEC corporate governance requirements. The Board has adopted a written charter for the GNC Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The GNC Committee currently consists of Dr. Arbel (Chair) and Mr. Taub, each of whom is independent as defined under applicable NASDAQ listing standards. The GNC Committee held six (6) meetings during the fiscal year ended December 31, 2017.

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

Stockholder Nominations

During the fourth quarter of fiscal year 2017, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our Common Stock (collectively, the “Reporting Persons”), to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2017 all Reporting Persons complied with the applicable requirements of Section 16(a) of the Exchange Act other than one late Form 4 filed by Arturo Araya, reporting one transaction late. There are no known failures to file a required Form 3, Form 4 or Form 5.

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

Summary Compensation

The following table sets forth certain summary information with respect to the compensation paid during the fiscal years ended December 31, 2017 and 2016 earned by our President and Chief Executive Officer, our Chief Operating Officer and our Chief Business Officer (the “Named Executive Officers”). In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Summary Compensation Table

					Option and Stock		All Other
		Salary	Bonus		Awards		Compensation
Name and Principal Position	Year	($)	($)		($) (1) (2)		($)(3)	Total ($)
Chaim Lebovits (*)	2017	391,250	250,000	(4)	193,500	(5)	170,600	1,005,350
President and CEO (6)	2016	282,500	141,250	(7)	-		130,000	553,750

Ralph Kern, Chief Operating Officer (8)	2017	417,000	-		200,000	(9)	59,000	676,000
	2016	-	-		-			-

Uri Yablonka (*), Executive Vice President, Chief Business Officer (10)	2017	122,000	-		73,500	(11)	62,000	257,500
	2016	100,000	-		27,000	(12)	53,000	180,000

(*) These Named Executive Officers were paid in NIS; the amounts above are the U.S. dollar equivalent. The conversion rate used was the average of the 2017 daily rates between the U.S. dollar and the NIS as published by the Bank of Israel, the central bank of Israel.

(1) The amounts shown in the “Option and Stock Awards” column represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the Named Executive Officer during fiscal 2017 and fiscal 2016. ASC 718 fair value amount as of the grant date for stock options generally is spread over the number of months of service required for the grant to vest.

(2) The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note 10 to Consolidated Financial Statements.

(3) Includes management insurance (which includes pension, disability insurance and severance pay), payments towards such employee’s education fund, Israeli social security and amounts paid for use of a Company car. Each Named Executive Officer also receives gross-up payments for the taxes on these benefits.

(4) In July 2017, the Company paid Mr. Lebovits a discretionary cash bonus payment of $250,000 in recognition of his contributions to the Company’s performance in fiscal year 2017.

(5) On July 26, 2017 Mr. Lebovits received a grant of an option to purchase up to 41,580 shares of Common Stock at an exercise price of $4.81 per share, and a grant of 31,185 shares of restricted Common Stock.

(6) On September 22, 2015, the Company appointed Chaim Lebovits as its Chief Executive Officer.

(7) On December 5, 2016, the Company paid Mr. Lebovits a discretionary cash bonus payment of $141,250 in recognition of his contributions to the Company’s performance in fiscal year 2016.

(8) Dr. Kern’s employment with the Company began on March 6, 2017.

(9) On March 6, 2017 Dr. Kern received a grant of an option to purchase up to 47,847 shares of Common Stock at an exercise price of $4.18 per share, and a grant of 35,885 shares of restricted Common Stock.

(10) Mr. Yablonka’s employment with the Company began on June 6, 2014.

(11) On November 10, 2017, Mr. Yablonka received a grant of 13,333 stock options at an exercise price of $0.75 per share. On July 13, 2017 he received a grant of 5,543 shares of Common Stock.

(12) On June 22, 2016, Mr. Yablonka received a grant of 13,333 stock options at an exercise price of $0.75 per share.

Executive Employment Agreements

Chaim Lebovits

On September 28, 2015, Chaim Lebovits, the Company’s Chief Executive Officer and President, and the Company’s wholly owned subsidiary Brainstorm Cell Therapeutics Ltd. (the “Subsidiary”), entered into an employment agreement, which was amended July 26, 2017 (as amended, the “Lebovits Employment Agreement”). Pursuant to the Lebovits Employment Agreement, Chaim Lebovits is paid a salary at the annual rate of $500,000 (the “Base Salary”).  Mr. Lebovits also receives other benefits that are generally made available to the Subsidiary’s employees.  In addition, he is provided with a cellular phone and a company car, with all costs including taxes borne by the Subsidiary.

Pursuant to the Lebovits Employment Agreement, Mr. Lebovits was granted a stock option under the Company’s 2014 Global Share Option Plan on September 28, 2015 for the purchase of up to 369,619 shares of the Company’s Common Stock at a per share exercise price of $2.45, which grant is fully vested and exercisable and shall be exercisable for a period of two years after termination of employment. Pursuant to the Lebovits Employment Agreement, Mr. Lebovits was granted on July 26, 2017, and will also be eligible to receive in the future, an annual cash bonus equal to 50% of his base salary, subject to his satisfaction of pre-established performance goals to be mutually agreed upon by the Board of Directors of the Company and Mr. Lebovits. Performance shall be evaluated through a performance management framework and a bonus range based on the target bonus.

Pursuant to the Lebovits Employment Agreement, Mr. Lebovits received on July 26, 2017, and is entitled to receive on each anniversary thereafter (provided he remains Chief Executive Officer), a grant of restricted stock under the Company’s 2014 Global Share Option Plan (or any successor or other equity plan then maintained by the Company) comprised of a number of shares of Common Stock with a fair market value (determined based on the price of the Common Stock at the end of normal trading hours on the business day immediately preceding the Effective Date according to Nasdaq) equal to 30% of Mr. Lebovits’ Base Salary. Each grant shall vest as to twenty-five percent (25%) of the award on each of the first, second, third and fourth anniversary of the date of grant, provided Mr. Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date. Each grant shall be subject to accelerated vesting upon a Change of Control (as defined in the Lebovits Employment Agreement) of the Company. In the event of Mr. Lebovits’ termination of employment, any portion of a grant that is not yet vested (after taking into account any accelerated vesting) shall automatically be immediately forfeited to the Company, without the payment of any consideration to Mr. Lebovits.

Pursuant to the Lebovits Employment Agreement, on July 26, 2017, Mr. Lebovits also received a fully vested and exercisable option (the “Option”) under the Company’s 2014 Global Share Option Plan to purchase up to 41,580 shares of Common Stock, which shall remain exercisable until the 2nd anniversary of the date of grant, regardless of whether Mr. Lebovits remains employed by the Company. The exercise price per share is $4.81.

The Lebovits Employment Agreement contains termination provisions, pursuant to which if the Company terminates the Employment Agreement or Mr. Lebovits’ employment without Cause (as defined in the agreement) or if Mr. Lebovits terminates the employment agreement or his employment thereunder with Good Reason (as defined in the agreement), the Company shall: (i) within 90 days pay Mr. Lebovits, as severance pay, a lump sum equal to six (6) months of Base Salary (which shall increase to nine (9) months after July 26, 2019 and twelve (12) months after July 26, 2020) (provided Mr. Lebovits is actively employed by the Company on such dates) (the “Payment Period”); (ii) pay Mr. Lebovits within 30 days of his termination of employment any bonus compensation that Mr. Lebovits would be entitled to receive during the Payment Period in the absence of his termination without Cause or for Good Reason; (iii) immediately vest such number of equity or equity based awards that would have vested during the six (6) months following the date of termination of employment; and (iv) shall continue to provide to Mr. Lebovits health insurance benefits during the Payment Period, unless otherwise provided by a subsequent employer. The foregoing severance payments are conditional upon Mr. Lebovits executing a waiver and release in favor of the Company in a form reasonably acceptable to the Company.

Dr. Ralph Kern

On February 28, 2017, the Company and Dr. Ralph Kern entered into an employment agreement, effective March 6, 2017, which sets forth the terms of Dr. Kern’s employment (as amended by Amendment No. 1 dated March 3, 2017, the “Agreement”). Pursuant to the Agreement, Dr. Kern is paid an annual salary of $500,000 (the “Base Salary”), which may be increased (but not decreased) at the sole discretion of the Board of Directors of the Company. Dr. Kern will also be eligible to receive an annual cash bonus equal to 30% of his base salary, subject to his satisfaction of pre-established performance goals to be mutually agreed upon by the Board and Dr. Kern. Performance shall be evaluated through a performance management framework and a bonus range based on the target bonus. Dr. Kern will also receive other benefits that are generally made available to the Company’s employees.

Pursuant to the Agreement, Dr. Kern received on March 6, 2017, and is entitled to receive on each anniversary thereafter (provided he remains employed by the Company), a grant of restricted stock under the Company’s 2014 Stock Incentive Plan (or any successor or other equity plan then maintained by the Company) comprised of a number of shares of common stock of the Company, $0.00005 par value (“Common Stock”) with a fair market value (determined based on the price of the Common Stock at the end of normal trading hours on the business day immediately preceding March 6, 2017 according to Nasdaq) equal to 30% of Dr. Kern’s Base Salary. Each equity grant shall vest as to twenty-five percent (25%) of the award on each of the first, second, third and fourth anniversary of the date of grant, provided Dr. Kern remains continuously employed by the Company from the date of grant through each applicable vesting date. Each equity grant shall be subject to accelerated vesting upon a Change of Control (as defined in the Agreement) of the Company. In the event of Dr. Kern’s termination of employment, any portion of an equity grant that is not yet vested (after taking into account any accelerated vesting) shall automatically be immediately forfeited to the Company, without the payment of any consideration to Dr. Kern.

Pursuant to the Agreement, on March 6, 2017, Dr. Kern also received an option under the Company’s 2014 Stock Incentive Plan to purchase up to 47,847 shares of Common Stock with an exercise price per share of $4.18. The option was fully vested and exercisable and shall remain exercisable until the 2nd anniversary of the date of grant, regardless of whether Dr. Kern remains employed by the Company.

The Agreement contains termination provisions, pursuant to which if the Company terminates the Agreement or Dr. Kern’s employment without Cause (as defined in the Agreement) or if Dr. Kern terminates the Agreement or his employment thereunder with Good Reason (as defined in the Agreement), the Company shall: (i) within 90 days pay Dr. Kern, as severance pay, a lump sum equal to six (6) months of Base Salary (which shall increase to nine (9) months after the second anniversary of March 6, 2017 and twelve (12) months after the third anniversary of March 6, 2017) (provided Dr. Kern is actively employed by the Company on such dates) (the “Payment Period”); (ii) pay Dr. Kern within 30 days of his termination of employment any bonus compensation that Dr. Kern would be entitled to receive during the Payment Period in the absence of his termination without Cause or for Good Reason; (iii) immediately vest such number of equity or equity based awards that would have vested during the six (6) months following the date of termination of employment; and (iv) shall continue to provide to Dr. Kern health insurance benefits during the Payment Period, unless otherwise provided by a subsequent employer. The foregoing severance payments are conditional upon Dr. Kern executing a waiver and release in favor of the Company in a form reasonably acceptable to the Company.

Eyal Rubin

On October 31, 2017, the Subsidiary and Eyal Rubin, the Company’s EVP and Chief Financial Officer, entered into an employment agreement which sets forth the terms of Mr. Rubin’s employment, starting on November 20, 2017 (the “Commencement Date”). Pursuant to the employment agreement, Eyal Rubin is paid a gross monthly salary of NIS 59,000 (approximately $17,000 per month), and is entitled to an annual cash bonus equal to 25% of his annual base salary, paid pro-rata on a quarterly basis. Mr. Rubin also receives other benefits that are generally made available to the Subsidiary’s employees.  The employment agreement provides that if the Subsidiary terminates the employment agreement or Mr. Rubin’s employment without Cause (as defined in the employment agreement), the Subsidiary shall pay Mr. Rubin, as a special severance pay, an amount equal to six (6) months of his then-current salary, as well as any portion of the bonus compensation that Mr. Rubin would otherwise be entitled to receive during the six (6) month period following the termination if his employment would not have been terminated, subject to execution of a full and general waiver and release.

On November 20, 2017, the Company granted to Mr. Rubin 25,000 shares of restricted Common Stock under the Company’s 2014 Global Share Option Plan, which shall vest as to 100% of the award on April 1, 2018, provided Mr. Rubin remains continuously employed by the Subsidiary from the date of grant through the vesting date. In the event of Mr. Rubin’s termination of employment prior to April 1, 2018, the restricted stock grant shall automatically be immediately forfeited in its entirety to the Company, without the payment of any consideration to Mr. Rubin.

Uri Yablonka

Uri Yablonka, the Company’s Executive Vice President, Chief Business Officer and director, is party to a June 6, 2014 employment agreement with the Subsidiary, which was amended July 26, 2017. Pursuant to the agreement, Uri Yablonka is paid a monthly salary of 41,000 NIS (approximately $11,800 per month). Mr. Yablonka also receives other benefits that are generally made available to the Company’s employees, including pension and education fund benefits. The Company provides Mr. Yablonka with a Company car and cellular phone, and a gross-up payment for any taxes relating thereto. Pursuant to the agreement, Mr. Yablonka also was granted a stock option on June 6, 2014 under the Company’s Amended and Restated 2004 Global Share Option Plan (the “Global Plan”) for the purchase of 33,333 shares of the Company’s Common Stock, which was fully vested and exercisable upon grant. The exercise price for the grant is $2.70 per share. In addition, the Company agreed to grant Mr. Yablonka a stock option under the Global Plan (or the applicable successor option plan) for the purchase of up to 13,333 shares of Common Stock (subject to appropriate adjustment in the case of stock splits, reverse stock splits and the like) of the Company on the first business day after each annual meeting of stockholders (or special meeting in lieu thereof) of the Company beginning with the 2014 annual meeting, and provided that Mr. Yablonka remains an employee of the Company on each such date. The exercise price per share of the Common Stock subject to each additional option shall be equal to $0.75 (subject to appropriate adjustment in the case of stock splits, reverse stock splits and the like, or changes to the Israeli Annual Option Award under the Company’s Director Compensation Plan as amended from time to time). Each additional option vests and becomes exercisable on each monthly anniversary date as to 1/12th the number of shares subject to the option, over a period of twelve months from the date of grant, such that each additional option will be fully vested and exercisable on the first anniversary of the date of grant, provided that Mr. Yablonka remains an employee of the Company on each such vesting date. In addition, Mr. Yablonka was granted 5,543 shares of Common Stock under the 2014 Global Plan on July 13, 2017.

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

Outstanding Equity Awards

The following table sets forth information regarding equity awards granted to the Named Executive Officers that are outstanding as of December 31, 2017. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Outstanding Equity Awards at December 31, 2017

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Chaim Lebovits	369,619	-		2.45	9/28/2025	31,185	(2)	122,245
	41,580	-		4.81	7/26/2019
Uri Yablonka	33,333	-		2.70	6/6/2024
	13,333	-		0.75	8/15/2024
	13,333	-		0.75	8/27/2025
	13,333			0.75	6/22/2026
	1,111	12,222	(3)	0.75	11/10/2027
Ralph Kern	47,847	-		4.18	3/6/2019	35,885	(4)	140,670

(1)	Based on the fair market value of our Common Stock on December 29, 2017 ($3.92 per share).

(2)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (July 26, 2017), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(3)	Options for the purchase of 1,111 shares were vested and exercisable on December 31, 2017. Options for the purchase of 1,111 shares will vest and become exercisable monthly until the option is fully vested and exercisable on the first anniversary of the date of grant.
(4)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (March 6, 2017), provided that Ralph Kern remains continuously employed by the Company from the date of grant through each applicable vesting date.

Stock Incentive Plans

During the fiscal year ended December 31, 2017, the Company had outstanding awards for stock options under four plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the 2014 Plans).

The 2004 Global Plan and 2005 U.S. Plan expired on November 25, 2014 and March 28, 2015, respectively. Grants that were made under the Prior Plans remain outstanding pursuant to their terms. The 2014 Plans were approved by the stockholders on August 14, 2014 (at which time the Company ceased to issue awards under each of the 2005 U.S. Plan and 2004 Global Plan) and amended on June 21, 2016. Unless otherwise stated, option grants prior to August 14, 2014 were made pursuant to the Company’s Prior Plans, and grants issued on or after August 14, 2014 were made pursuant to the Company’s 2014 Plans, and expire on the tenth anniversary of the grant date.

The 2014 Plans have a shared pool of 2,200,000 shares of common stock available for issuance. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants.

Compensation of Directors

The following table sets forth certain summary information with respect to the compensation paid during the fiscal year ended December 31, 2017 earned by each of the directors of the Company. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Director Compensation Table for Fiscal 2017

	Fees				Option
	Earned or		Stock		Awards
	Paid in		Awards		($)		Total
Name	Cash ($)		($)(1)		(1)(2)		($)
Dr. Irit Arbel	—		—		163,880	(3)	163,880
Dr. June S. Almenoff	25,000	(4)	—				25,000
Arturo O. Araya	10,417	(5)	12,500	(6)			22,917
Mordechai Friedman	—		—		—	(7)	—
Alon Pinkas	—		—		—	(8)	—
Mr. Chen Schor	32,500	(9)	8,180	(10)	—		40,680
Dr. Robert Shorr	—		35,444	(11)	—		35,444
Mr. Malcolm Taub	—		49,080	(12)	—		49,080

(1) The amounts shown in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the directors during fiscal 2017.

(2) The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note 10 – Share-based compensation to employees and to directors to Consolidated Financial Statements.

(3) At December 31, 2017, Dr. Arbel had options (vested and unvested) to purchase 196,553 shares of Common Stock.

(4) Represents amounts paid to Dr. Almenoff for services as a director.

(5) Represents amounts paid to Mr. Araya for services as a director.

(6) At December 31, 2017, Mr. Araya had 502 shares of unvested restricted Common Stock.

(7) At December 31, 2017, Mr. Friedman had options (vested and unvested) to purchase 33,332 shares of Common Stock.

(8) At December 31, 2017, Mr. Pinkas had no options (vested or unvested) to purchase shares of Common Stock.

(9) Represents the amount paid to Mr. Schor pursuant to the Executive Director Agreement for his services as a director and consultant.

(10) At December 31, 2017, Mr. Schor had 1,834 shares of unvested restricted Common Stock.

(11) At December 31, 2017, Dr. Shorr had 7,944 shares of unvested restricted Common Stock.

(12) At December 31, 2017, Mr. Taub had 11,000 shares of unvested restricted Common Stock.

Director Compensation Plan

We review the level of compensation of our non-employee directors on a periodic basis. To determine how appropriate the current level of compensation for our non-employee directors is, we have historically obtained data from a number of different sources, including publicly available data describing director compensation in peer companies and survey data collected by an independent compensation consultant. Those of our directors who are not employees of Brainstorm receive compensation for their services as directors as follows:

The Company’s Second Amended and Restated Director Compensation Plan was approved July 9, 2014 and amended on April 29, 2015, February 26, 2017 and July 13, 2017 (as amended, the “Director Compensation Plan”). Under the Director Compensation Plan, each eligible director is granted an annual award immediately following each annual meeting of stockholders beginning with the 2014 annual meeting. For non-U.S. directors, this annual award consists of a nonqualified stock option to purchase 13,333 shares of Common Stock. For U.S. directors, at their option, this annual award is either (i) a nonqualified stock option to purchase 6,666 shares of Common Stock or (ii) 6,666 shares of restricted stock. Additionally, each member of the GNC Committee or Audit Committee of the Board receives (i) a nonqualified stock option to purchase 2,000 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 2,000 shares of restricted stock. The chair of the GNC Committee or Audit Committee will instead of the above committee award receive (i) a nonqualified stock option to purchase 3,333 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 3,333 shares of restricted stock. Any eligible participant who is serving as chairperson of the Board shall also receive (i) a nonqualified stock option to purchase 6,666 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 6,666 shares of restricted stock. Awards are granted on a pro rata basis for directors serving less than a year at the time of grant. The exercise price for options for U.S. directors will be equal to the closing price per share of the Common Stock on the grant date as reported on the Over-the-Counter Bulletin Board or the national securities exchange on which the Common Stock is then traded. The exercise price for options for non-U.S. directors is $0.75. Every option and restricted stock award will vest monthly as to 1/12 the number of shares subject to the award over a period of twelve months from the date of grant, provided that the recipient remains a member of the Board on each such vesting date, or, in the case of a committee award, remains a member of the committee on each such vesting date. Every non-employee director of the Company is eligible to participate in the Director Compensation Plan, except that Chen Schor, Dr. June S. Almenoff, Arturo O. Araya and Dr. Anthony Polverino are not entitled receive annual director awards under the Director Compensation Plan, but are entitled to committee compensation under the Director Compensation Plan in the event that they qualify for and serve as a member of any committee of the Board. Chen Schor, Dr. Almenoff, Mr. Araya and Dr. Polverino’s director compensation is further discussed below.

Pursuant to a February 26, 2017 resolution of the Board, Dr. Almenoff receives the following compensation for her service on the Board: an annual cash award in the amount of $30,000, paid in biannual installments. Dr. Almenoff will not receive annual director awards under the Director Compensation Plan, but in the event that Dr. Almenoff serves as a member of any committee of the Board she will be entitled to committee compensation under the Director Compensation Plan. Dr. Almenoff has not been appointed to any Board committee at this time.

Pursuant to resolutions of the Board, Mr. Araya and Dr. Polverino each receives the following compensation for his service on the Board: an annual cash award in the amount of $12,500, paid in biannual installments, and an annual restricted stock award (each, a “Grant”) valued at $12,500 on the date of grant, as determined based on the closing price of the Company’s common stock at the end of normal trading hours on the date of grant, or the previous closing price in the event the grant date does not fall on a business day. The Grant will vest in 12 consecutive, equal monthly installments commencing on the one month anniversary of the date of grant, until fully vested on the first anniversary of the date of grant, provided the recipient remains a director of the Company on each such vesting date. Each Grant will be issued under the Company’s 2014 Stock Incentive Plan (or successor plan thereto, the “Plan”) and be subject to the limitations of the Plan and any SEC or NASDAQ listing requirements and any required stockholder approvals. In no event shall the number of shares issuable in any Grant exceed (i) the limits imposed under NASDAQ or other applicable rules without the receipt of stockholder approval thereof or (ii) the number of available shares available for issuance under the Plan. In the event the number of shares issuable under a Grant is capped as a result thereof, the Company shall use commercially reasonable efforts to seek the requisite stockholder and/or other approvals in connection with the Company’s next annual meeting of stockholders to allow the Company to issue the additional shares. If the Company seeks stockholder approval and fails to receive the requisite approval, then the Company shall have no additional liability to recipient with respect to the Company’s inability to issue additional shares or options to recipient. Mr. Araya and Dr. Polverino will not receive annual director awards under the Director Compensation Plan, but in the event that they serve as a member of any committee of the Board they will be entitled to committee compensation under the Director Compensation Plan. Mr. Araya and Dr. Polverino have not been appointed to any Board committee at this time.

On February 26, 2017 the Amended and Restated Executive Director Agreement between the Company and Chen Schor dated November 11, 2011 was terminated by mutual agreement of Chen Schor and the Company, and the Board approved that Chen Schor will receive the following compensation for his service on the Board: an annual cash award in the amount of $30,000, paid in biannual installments; that Mr. Schor will not receive annual director awards under the Director Compensation Plan, but in the event that Mr. Schor serves as a member of any committee of the Board he will be entitled to committee compensation under the Director Compensation Plan; and that the restricted stock grant (the “Schor Grant”) of 60,000 shares of restricted Common Stock previously granted to Mr. Schor under the Company’s 2014 Stock Incentive Plan will continue to vest as previously agreed: 20,000 on: (a) August 22, 2015 (b) 20,000 on August 22, 2016 and (c) 20,000 on August 22, 2017 (at which time the Grant was fully vested). Mr. Schor has serves as a member of the audit committee since November 9, 2017.

On July 13, 2017 pursuant to the Company’s Third Amendment to the Second Amended and Restated Director Compensation Plan, we granted a stock option to Dr. Arbel to purchase up to 12,000 shares of Common Stock at a purchase price of $0.75 per share, which was fully vested and exercisable on the date of grant.

On November 10, 2017, the following grants were made under the Director Compensation Plan to the eligible directors: Dr. Arbel received a stock option to purchase 25,333 shares of Common Stock for her service as a director, chairperson of the Board, chair of the GNC Committee and a member of the Audit Committee; Mr. Schor received 2,000 shares of restricted stock for his service as a member of the Audit Committee; Dr. Shorr received 8,666 shares of restricted stock for his service as a director and a member of the GNC Committee; and Mr. Taub received 12,000 shares of restricted stock for his service as a director, chair of the Audit Committee and a member of the GNC Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of February 25, 2018 with respect to the beneficial ownership of our Common Stock by the following: (i) each of our current directors; (ii) the Named Executive Officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of our Common Stock.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of our Common Stock issuable under options that are exercisable on or within 60 days after February 25, 2018 (“Presently Exercisable Options”) or under warrants that are exercisable on or within 60 days after February 25, 2018 (“Presently Exercisable Warrants”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the Common Stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the Common Stock beneficially owned by any other person or entity. Unless otherwise indicated, the address of each person listed in the table is c/o Brainstorm Cell Therapeutics Inc., 1745 Broadway, 17th Floor, New York, NY 10019.

The percentage of the Common Stock beneficially owned by each person or entity named in the following table is based on 19,070,040 shares of Common Stock outstanding as of February 25, 2018, plus any shares issuable upon exercise of Presently Exercisable Options and Presently Exercisable Warrants held by such person or entity.

	Shares Beneficially Owned
	Number of		Percentage of
Name of Beneficial Owner	Shares		Class
Directors and Named Executive Officers
Chaim Lebovits	4,531,650	(1)	21.1%
Ralph Kern	83,732	(2)	*
Uri Yablonka	86,430	(3)	*
June Almenoff	0		*
Arturo Araya	3,012	(4)	*
Irit Arbel	337,608	(5)	1.8%
Chen Schor	123,558	(6)	*
Anthony Polverino	3,623	(7)	*
Malcolm Taub	29,332	(8)	*
All current directors and officers as a group (9 persons)	5,198,945	(9)	23.8%
5% Shareholders
ACCBT Corp.	4,089,266	(10)	19.4%
Morgan & Morgan Building
Pasea Estate, Road Town
Tortola
British Virgin Islands

*	Less than 1%.

(1)	Consists of (i) 1,933,794 shares of Common Stock owned by ACCBT Corp., (ii) 2,016,666 shares of Common Stock issuable to ACCBT Corp. upon the exercise of Presently Exercisable Warrants, (iii) 138,806 shares of Common Stock owned by ACC International Holdings Ltd., (iv) 411,199 shares of Common Stock issuable upon the exercise of Presently Exercisable Options and (v) 31,185 shares of restricted stock (7,796 of which will vest on each of July 26, 2018, July 26, 2019 and July 26, 2020, and the remaining 7,797 of which will vest on July 26, 2021). Chaim Lebovits, our Chief Executive Officer, may be deemed the beneficial owner of these shares.

(2)	Consists of 47,847 shares of Common Stock issuable upon the exercise of Presently Exercisable Options and 35,885 shares of restricted Common Stock, 8,971 of which will vest on each of March 6, 2018, March 6, 2019 and March 6, 2020, and the remaining 8,972 will vest on March 6, 2021.

(3)	Includes 78,887 of shares of Common Stock issuable upon the exercise of Presently Exercisable Options.

(4)	Includes 251 shares of restricted Common Stock that vest on February 26, 2018.

(5)	Includes 181,775 shares of Common Stock issuable upon the exercise of Presently Exercisable Options. Dr. Arbel’s address is 6 Hadishon Street, Jerusalem, Israel.

(6)	Includes 1,502 shares of restricted Common Stock that vest in equal monthly installments from March 10, 2018 to November 10, 2018.

(7)	Consists of shares of restricted stock which vest in 12 consecutive, equal monthly installments commencing on March 1, 2018 until fully vested February 1, 2019.

(8)	Includes 9,000 shares of restricted Common Stock that vest monthly from March 10, 2018 to November 10, 2018.

(9)	Includes (i) 1,933,794 shares of Common Stock owned by ACCBT Corp. (Chaim Lebovits, our Chief Executive Officer, may be deemed to be the beneficial owner of these shares), (ii) 2,016,666 shares of Common Stock issuable to ACCBT Corp. upon the exercise of Presently Exercisable Warrants (Chaim Lebovits, our Chief Executive Officer, may be deemed to be the beneficial owner of these shares), (iii) 138,806 shares of Common Stock owned by ACC International Holdings Ltd. (Chaim Lebovits, our Chief Executive Officer, may be deemed to be the beneficial owner of these shares) and (iv) 1,109,679 shares of Common Stock issuable upon the exercise of Presently Exercisable Options.

(10)	Consists of (i) 1,933,794 shares of Common Stock owned by ACCBT Corp., (ii) 2,016,666 shares of Common Stock issuable to ACCBT Corp. upon the exercise of Presently Exercisable Warrants and (iii) 138,806 shares of Common Stock owned by ACC International Holdings Ltd.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2017:

	Number of		Number of
	securities	Weighted-	securities
	to be	average	remaining
	issued upon	exercise	available for
	exercise of	price of	future
	outstanding	outstanding	issuance
	options,	options,	under equity
	warrants	warrants	compensation
Plan Category	and rights	and rights	plans
Equity compensation plans approved by security holders	940,954	$2.4681	1,013,868	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	940,954	$2.4681	1,013,868	(1)

(1)	A total of 1,954,822 shares of our Common Stock are reserved for issuance in aggregate under the Plans and the Prior Plans. Any awards granted under either the Global Plan or the U.S. Plan will reduce the total number of shares available for future issuance under the other plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Audit Committee of our Board reviews and approves all related-party transactions. A “related-party transaction” is a transaction that meets the minimum threshold for disclosure under the relevant SEC rules (transactions involving amounts exceeding the lesser of $120,000 or one (1) percent of the average of the smaller reporting company's total assets at year-end for the last two fiscal years in which a “related person” or entity has a direct or indirect material interest). “Related persons” include our executive officers, directors, 5% or more beneficial owners of our Common Stock, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. When a potential related-party transaction is identified, management presents it to the Audit Committee to determine whether to approve or ratify it.

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

Research and License Agreement with Ramot

The Company has maintained a commercial relationship with Ramot, the technology transfer group within Tel Aviv University, since July 2004, when the Company and Ramot entered into a Research and License Agreement (the “Original Agreement”). The Original Agreement was amended in both March and May of 2006, when the parties signed, respectively, an Amended and Restated Research and License Agreement (the “Amended and Restated Agreement”) and Amendment Number 1 to the Amended and Restated Agreement. Thereafter, the Company and Ramot entered into a Letter Agreement in December 2009 which further amended the Amended and Restated Agreement by releasing the Company from various duties and obligations (including the Company’s commitment to fund three (3) years of additional Ramot research - a financial commitment of $1,140,000), while converting other payments due and owing to Ramot by the Company into shares of Common Stock. In December 2011, the Company assigned the Amended and Restated Agreement (as amended) to its Israeli Subsidiary with the consent of Ramot, provided the Company agreed to guaranty the performance obligations of its Israeli Subsidiary thereunder. The Amended and Restated Agreement was amended in both April 2014 (Amendment Number 2) and March 2016 (Amendment Number 3).

In addition to the foregoing, on April 30, 2014, the Israeli Subsidiary executed a consulting agreement (the “Offen Consulting Agreement”) with Professor Offen of Tel Aviv University, which expressly replaced their previous agreement (signed in July 2004). Pursuant to the Offen Consulting Agreement, Professor Offen granted our Israeli Subsidiary exclusive rights, title and interest in and to all work product and deliverables resulting from the provision of his services thereunder, except that any new intellectual property arising from this agreement would be deemed a joint invention that is jointly owned by both our Israeli Subsidiary and Ramot. To date, no such joint inventions have resulted from this consulting agreement. The Offen Consulting Agreement was terminated on January 18, 2018.

The primary focus of our agreements (and subsequent amendments) with Ramot has and continues to be the commissioning of a group of scientists within Tel Aviv University to carry out research in the area of the stem-cell technology referenced above, and the granting of rights to the Company (and later our Israeli Subsidiary, after the assignment referenced above) in the inventions, know-how and results procured from such research (the “Ramot IP”).

In consideration for the rights granted to our Israeli Subsidiary in and to the Ramot IP, our Israeli Subsidiary is required to pay Ramot royalties ranging between three percent (3%) and five percent (5%) of all net sales realized from the exploitation of the Ramot IP, as well as remittances of between twenty percent (20%) and twenty-five percent (25%) on revenues received from the sub-licensing of the Ramot IP.

Pursuant to the third amendment of the Amended and Restated Agreement referenced above, Ramot agreed to convert the exclusive licenses then-existing, to outright transfers and assignments of the Ramot IP, thereby granting our Israeli Subsidiary ownership thereof.

Investment Agreement with ACCBT Corp.

We are party to a July 2, 2007 subscription agreement and related registration rights agreement and warrants, amended July 31, 2009, May 10, 2012, May 19, 2014 and November 2, 2017 (together as amended, the “ACCBT Documents”) with ACCBT, a company under the control of Mr. Chaim Lebovits, our President and Chief Executive Officer, pursuant to which, for an aggregate purchase price of approximately $5.0 million, we sold to ACCBT 1,920,461 shares of our Common Stock (the “Subscription Shares”) and warrants to purchase up to 2,016,666 shares of our Common Stock (the “ACCBT Warrants”). The ACCBT Warrants contain cashless exercise provisions, which permit the cashless exercise of up to 50% of the underlying shares of Common Stock. 672,222 of the ACCBT Warrants have an exercise price of $3.00 and the remainder have an exercise price of $4.35. All of the ACCBT Warrants are presently outstanding.

Pursuant to the terms of the ACCBT Documents, ACCBT has the following rights for so long as ACCBT or its affiliates hold at least 5% of our issued and outstanding share capital:

•	Board Appointment Right: ACCBT has the right to appoint 30% of the members of our Board of Directors and any of our committees and the Board of Directors of our subsidiary.
•	Preemptive Right: ACCBT has the right to receive thirty days’ notice of, and to purchase a pro rata portion (or greater under certain circumstances where offered shares are not purchased by other subscribers) of, securities issued by us, including options and rights to purchase shares. This preemptive right does not include issuances under our equity incentive plans.
•	Consent Right: ACCBT’s written consent is required for Brainstorm transactions greater than $500,000.

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

The foregoing description reflects the November 2, 2017 Warrant Amendment Agreement between the Company and ACCBT, pursuant to which the rights and privileges of the ACCBT Entities relating to the management of the Company were reduced, in exchange for a five (5) year extension of the expiration of the Company warrants held by the ACCBT Entities. Pursuant to the amendment, the ACCBT Documents were amended as follows: (i) the ACCBT Entities existing right to appoint 50.1% of the Board of Directors of the Company and its subsidiaries was reduced to 30%; (ii) the ACCBT Entities’ consent rights regarding Company matters pursuant to the ACCBT Documents were limited to transactions greater than $500,000 (previous to the amendment the consent right was for transactions of $25,000 or more); and (iii) the expiration date of each of the ACCBT Warrants was extended until November 5, 2022 (the previous expiration date was November 5, 2017).

Mr. Lebovits, the Company’s President and Chief Executive Officer, is deemed to control ACCBT. Mr. Lebovits employment agreement with the Company and related employee compensation are described under “Executive Employment Agreements” in the Executive Compensation section above.

Independence of the Board of Directors

The Board of Directors of the Company (the “Board”) has determined that each of Dr. Arbel, Dr. Almenoff, Mr. Araya, Dr. Polverino and Mr. Taub satisfies the criteria for being an “independent director” under the standards of the Nasdaq Stock Market, Inc. (“Nasdaq”) and has no material relationship with the Company other than by virtue of service on the Board of Directors. Mr. Schor and Mr. Yablonka are not considered “independent directors.”

The Board of Directors is comprised of a majority of independent directors and the Governance, Nominating and Compensation Committee (the “GNC Committee”) is comprised entirely of independent directors. A majority of the Audit Committee is comprised of independent directors. Since November 9, 2017 Chen Schor has served as the “audit committee financial expert” in accordance with Nasdaq Rule 5605(c)(2)(B). Mr. Schor is not currently independent under Nasdaq Rule 5605(a)(2) due to his previous executive director service to the Company provided pursuant to the Executive Director Agreement (described under “Executive Employment Agreements” in the Executive Compensation section above) which terminated February 26, 2017. However, the Board has determined that due to his financial expertise, Mr. Schor’s membership on the Audit Committee is in the best interests of the Company and its stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm

Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., a member of Deloitte Touche Tohmatsu (“Deloitte”) for the audit of our financial statements for the fiscal years ended December 31, 2017 and 2016 and fees billed for other services rendered by Deloitte during those periods.

	December 31,
	2017	2016
Audit Fees (1)	$51,000	$51,000
Audit-Related Fees (XBRL)	$-	$6,000
Tax Fees	$4,000	$4,000
All Other Fees (2) (3)	$31,000	$26,000
Total Fees	$86,000	$87,000

(1)	Audit fees are comprised of fees for professional services performed by Deloitte for the audit of our annual financial statements and the review of our quarterly financial statements, as well as other services provided by Deloitte in connection with statutory and regulatory filings or engagements.

(2)	In the year ended December 31, 2017 the services performed by BDO Israel in connection with Sarbanes-Oxley Act and Cyber Security Report.

(3)	In the year ended December 31, 2016. $7,000 out of the $26,000 were paid to Deloitte in connection with Sarbanes-Oxley Act.

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

Financial Statement Schedules.

All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

Exhibits.

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Item 16.	FORM 10-K SUMMARY.

Not required.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: March 7th, 2018	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chaim Lebovits	President and Chief Executive Officer	March 7th, 2018
Chaim Lebovits	(Principal Executive Officer)

/s/ Eyal Rubin	Chief Financial Officer and Treasurer	March 7th, 2018
Eyal Rubin	(Principal Financial and Accounting Officer)

/s/ Irit Arbel		March 6th, 2018
Irit Arbel	Director

/s/ June S. Almenoff		March 6th, 2018
June S. Almenoff	Director

/s/ Arturo O. Araya		March 6th, 2018
Arturo O. Araya	Director

/s/ Chen Schor		March 6th, 2018
Chen Schor	Director

/s/ Anthony Polverino		March 6th, 2018
Anthony Polverino	Director

/s/ Malcolm Taub		March 6th, 2018
Malcolm Taub	Director

/s/ Uri Yablonka		March 6th, 2018
Uri Yablonka	Director

EXHIBIT INDEX

		Filed (or Furnished)	Incorporated by Reference Herein
Exhibit Number	Description	with this Form 10-K	Form	Exhibit & File No.	Date Filed

2.1	Agreement and Plan of Merger, dated as of November 28, 2006, by and between Brainstorm Cell Therapeutics Inc., a Washington corporation, and Brainstorm Cell Therapeutics Inc., a Delaware corporation.		Definitive Schedule 14A	Appendix A File No. 333-61610	November 20, 2006

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix B File No. 333-61610	November 20, 2006

3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated September 15, 2014.		Form 8-K	Exhibit 3.1 File No. 000-54365	September 16, 2014

3.3	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated August 31, 2015.		Form 8-K	Exhibit 3.1 File No. 001-366641	September 4, 2015

3.4	ByLaws of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix C File No. 333-61610	November 20, 2006

3.5	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007.		Form 8-K	Exhibit 3.1 File No. 333-61610	March 27, 2007

4.1	Specimen Certificate of Common Stock of Brainstorm Cell Therapeutics Inc.		Form 8-K	Exhibit 4.1 File No. 000-54365	September 16, 2014

10.1	Research and License Agreement, dated as of July 8, 2004, by and between the Company and Ramot at Tel Aviv University Ltd.		Form 8-K	Exhibit 10.1 File No. 333-61610	July 16, 2004

10.2	Research and License Agreement, dated as of March 30, 2006, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K	Exhibit 10.1 File No. 333-61610	April 4, 2006

10.3	Amendment Agreement, dated as of May 23, 2006, to Research and License Agreement, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K/A	Exhibit 10.1 File No. 333-61610	May 30, 2006

10.4	Amendment Agreement, dated as of March 31, 2006, among the Company, Ramot at Tel Aviv University Ltd. and certain warrantholders.	Form 8-K	Exhibit 10.2 File No. 333-61610	April 4, 2006

10.5	Second Amended and Restated Research and License Agreement, dated July 26, 2007, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 10-QSB	Exhibit 10.4 File No. 333-61610	August 20, 2007

10.6	Second Amended and Restated Registration Rights Agreement, dated August 1, 2007, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 10-QSB	Exhibit 10.5 File No. 333-61610	August 20, 2007

10.7	Waiver and Release, dated August 1, 2007, executed by Ramot at Tel Aviv University Ltd. in favor of the Company.	Form 10-QSB	Exhibit 10.6 File No. 333-61610	August 20, 2007

10.8	Letter Agreement, dated December 24, 2009, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K	Exhibit 10.1 File No. 333-61610	December 31, 2009

10.9	Amendment No. 1, dated December 24, 2009, to the Second Amended and Restated Research and License Agreement dated July 26, 2007 by and between Brainstorm Cell Therapeutics Ltd. and Ramot at Tel Aviv University Ltd.	Form 8-K	Exhibit 10.2 File No. 333-61610	December 31, 2009

10.10	Assignment Agreement, dated December 20, 2011, by and between the Company and Brainstorm Cell Therapeutics Ltd.	Form S-1/A	Exhibit 10.12 File No. 333-179331	February 3, 2012

10.11	Amendment No. 2, dated April 30, 2014, to the Second Amended and Restated Research and License Agreement dated July 26, 2007 by and between Brainstorm Cell Therapeutics Ltd. and Ramot at Tel Aviv University Ltd.	Form 10-K	Exhibit 10.11 File No. 001-36641	March 9, 2016

10.12	Amendment No. 3, effective February 18, 2016, to the Second Amended and Restated Research and License Agreement dated July 26, 2007 by and between Brainstorm Cell Therapeutics Ltd. and Ramot at Tel Aviv University Ltd.	Form 10-K	Exhibit 10.12 File No. 001-36641	March 9, 2016

10.13	Consulting Agreement, dated as of April 30, 2014, by and between Brainstorm Cell Therapeutics Ltd. and Dr. Daniel Offen.	Form S-1	Exhibit 10.15 File No. 333-179331	June 29, 2012

10.14*	Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.1 File No. 000-54365	August 15, 2014

10.15*	Amendment No. 1 to the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Schedule 14A	Appendix A File No. 000-36641	May 11, 2016

10.16*	Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan.	Form 8-K	Exhibit 10.2 File No. 000-54365	August 15, 2014

10.17*	Amendment No. 1 to the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan.	Schedule 14A	Appendix B File No. 000-36641	May 11, 2016

10.18*	Form of Incentive Stock Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.1 File No. 001-36641	November 4, 2014

10.19*	Form of Nonstatutory Stock Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.2 File No. 001-36641	November 4, 2014

10.20*	Form of Restricted Stock Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.3 File No. 001-36641	November 4, 2014

10.21*	Form of Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan.	Form 8-K	Exhibit 10.4 File No. 001-36641	November 4, 2014

10.22	Subscription Agreement, dated July 2, 2007, by and between the Company and ACCBT Corp.	Form 8-K	Exhibit 10.1 File No. 333-61610	July 5, 2007

10.23	Amendment to Subscription Agreement, dated as of July 31, 2009, by and between the Company and ACCBT Corp.	Form 8-K	Exhibit 10.1 File No. 333-61610	August 24, 2009

10.24	Form of Common Stock Purchase Warrant issued by the Company to ACCBT Corp.	Form 8-K	Exhibit 10.2 File No. 333-61610	July 5, 2007

10.25	Form of Registration Rights Agreement by and between the Company and ACCBT Corp.	Form 8-K	Exhibit 10.3 File No. 333-61610	July 5, 2007

10.26	Form of Security Holders Agreement, by and between ACCBT Corp. and certain security holders of the Company.	Form 8-K	Exhibit 10.4 File No. 333-61610	July 5, 2007

10.27	Warrant Amendment Agreement, dated as of May 10, 2012, by and between Brainstorm Cell Therapeutics Inc. and ACCBT Corp.	Form 10-Q	Exhibit 10.1 File No. 000-54365	May 11, 2012

10.28	Amendment of Warrants dated May 19, 2014 by and among Brainstorm Cell Therapeutics Inc., ACCBT Corp. and ACC International Holdings Ltd.	Form 10-Q	Exhibit 10.4 File No. 000-54365	August 12, 2014

10.29	2017 Amendment of Warrants and Subscription Agreement dated November 2, 2017 by and among Brainstorm Cell Therapeutics Inc., ACCBT Corp. and ACC International Holdings Ltd.	Form 8-K	Exhibit 10.1 File No. 001-36641	November 3, 2017

10.30	Clinical Trial Agreement, entered into as of February 17, 2010, among Brainstorm Cell Therapeutics Ltd., Prof. Dimitrios Karousis and Hadasit Medical Research Services and Development Ltd.	Form 10-Q	Exhibit 10.1 File No. 000-54365	August 15, 2011

10.31	Amendment to the Clinical Trial Agreement, entered into as of June 27, 2011, among Brainstorm Cell Therapeutics Ltd., Prof. Dimitrios Karousis and Hadasit Medical Research Services and Development Ltd.	Form 10-Q	Exhibit 10.2 File No. 000-54365	August 15, 2011

10.32*	Amended and Restated Executive Director Agreement, dated November 11, 2011, by and between the Company and Chen Schor.	Form 8-K/A	Exhibit 10.1 File No. 333-61610	November 16, 2011

10.33*	Employment Agreement dated June 6, 2014 between Brainstorm Cell Therapeutics Ltd. and Uri Yablonka.	Form 8-K	Exhibit 10.1 File No. 000-54365	June 9, 2014

10.34*	Restricted Stock Award Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan, regarding July 26, 2017 grant to Chaim Lebovits.	Form 10-Q	Exhibit 10.2 File No. 001-36641	October 17, 2017

10.35	Form of Securities Purchase Agreement.	Form 8-K	Exhibit 10.1 File No. 000-54365	June 13, 2014

10.36	Form of Warrant.	Form 8-K	Exhibit 10.2 File No. 000-54365	June 13, 2014

10.37	Form of Registration Rights Agreement.		Form 8-K	Exhibit 10.3 File No. 000-54365	June 13, 2014

10.38	Form of Warrant.		Form 8-K	Exhibit 4.1 File No. 001-36641	January 8, 2015

10.39	Warrant Exercise Agreement, dated as of January 8, 2015.		Form 8-K	Exhibit 10.2 File No. 001-36641	January 8, 2015

10.40*	Employment Agreement dated September 28, 2015 between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits.		Form 8-K	Exhibit 10.1 File No. 001-36641	September 28, 2015

10.41*	First Amendment to Employment Agreement dated March 7, 2016 between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits.		Form 10-K	Exhibit 10.53 File No. 001-36641	March 9, 2016

10.42*	Second Amendment to Employment Agreement dated July 26, 2017 between the Company and Chaim Lebovits.		Form 10-Q	Exhibit 10.3 File No. 001-36641	October 17, 2017

10.43*	Employment Agreement dated February 28, 2017 between Brainstorm Cell Therapeutics Inc. and Dr. Ralph Kern, as amended by Amendment No. 1 dated March 3, 2017.		Form 8-K	Exhibit 10.1 File No. 001-36641	March 6, 2017

10.44*	Employment Agreement by and between Brainstorm Cell Therapeutics Ltd. and Eyal Rubin, dated October 31, 2017.		Form 8-K	Exhibit 10.2 File No. 001-36641	November 3, 2017

10.45*	Restricted Stock Award Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan, regarding November 20, 2017 grant to Eyal Rubin.	‡

10.46*	Brainstorm Cell Therapeutics Inc. Second Amended and Restated Director Compensation Plan.		Form 8-K	Exhibit 10.1 File No. 001-36641	July 9, 2014

10.47*	Brainstorm Cell Therapeutics Inc. First Amendment to the Second Amended and Restated Director Compensation Plan.		Form 10-Q	Exhibit 10.2 File No. 001-36641	May 14, 2015

10.48*	Brainstorm Cell Therapeutics Inc. Second Amendment to the Second Amended and Restated Director Compensation Plan dated February 26, 2017.		Form 10-K	Exhibit 10.54 File No. 001-36641	March 29, 2017

10.49*	Brainstorm Cell Therapeutics Inc. Third Amendment to the Second Amended and Restated Director Compensation Plan.		Form 10-Q	Exhibit 10.1 File No. 001-36641	October 17, 2017

10.50	Notice of Award - CLIN2: Partnering Opportunity for Clinical Trial Stage Projects California Institute for Regenerative Medicine, August 25, 2017.	‡

21	Subsidiaries of the Company.	‡

23.1	Consent of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu.	‡

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	‡

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	‡

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡‡

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡‡

101	The following financial information from the Annual Report on Form 10-K of Brainstorm Cell Therapeutics Inc. for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of December 31, 2016, and 2017; (2) Consolidated Statements of Operations for the years ended December 31, 2016 and 2017 and from September 22, 2000 (Inception) to December 31, 2017; (3) Statements of Changes in Stockholders’ Equity (Deficit) from September 22, 2000 (Inception) through December 31, 2017; (4) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2017 and from September 22, 2000 (Inception) to December 31, 2017; and (5) Notes to Financial Statements.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.
‡	Filed herewith.
‡‡	Furnished herewith.
89