Form 10-Q
period 2018-03-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2018-05-14
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

1745 Broadway 17th Floor
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

As of April 30, 2018, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 19,111,326.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2018

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	4

Interim Condensed Consolidated Statements of Comprehensive Loss	5

Interim Condensed Statements of Changes in Stockholders’ Equity	6-7

Interim Condensed Consolidated Statements of Cash Flows	8-9

Notes to Interim Condensed Consolidated Financial Statements	10-18

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	March 31,	December 31,
	2018	2017
	U.S. $ in thousands
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	$3,246	$2,483
Short-term deposit (Note 4)	2,359	5,273
Account receivable	1,117	672
Prepaid expenses and other current assets	1,143	1,195
Total current assets	7,865	9,623

Long-Term Assets:
Prepaid expenses and other long-term assets (Note 5)	1,136	1,408
Property and Equipment, Net	412	392
Total long-term assets	1,548	1,800

Total assets	$9,413	$11,423

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,261	$1,424
Accrued expenses	442	817
Deferred grant income (Note 6)	1,202	2,625
Other accounts payable	674	677
Total current liabilities	5,579	5,543

Total liabilities	$5,579	$5,543

Stockholders’ Equity:
Stock capital: (Note 7)	11	11
Common stock of $0.00005 par value - Authorized: 100,000,000 shares at each of March 31, 2018 and December 31, 2017; Issued and outstanding: 19,111,326 and 18,976,169 shares at March 31, 2018 and December 31, 2017, respectively.
Additional paid-in-capital	86,196	85,944
Accumulated deficit	(82,373)	(80,075)
Total stockholders’ equity	3,834	5,880

Total liabilities and stockholders’ equity	$9,413	$11,423

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Three months ended
	March 31,
	2018	2017
	U.S. $ in thousands

Operating expenses:

Research and development, net	$977	$941
General and administrative	1,330	829

Operating loss	(2,307)	(1,770)

Financial expenses (income), net	(9)	15

Net loss	$(2,298)	$(1,785)
Basic and diluted net loss per share from continuing operations	$(0.12)	$(0.10)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	19,047,350	18,688,377

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (AUDITED)

U.S. dollars in thousands

(Except share data)

	Common Stock			Additional paid-in	Accumulated	Total stockholders’
	Number	Amount		capital	deficit	equity

Balance as of January 1, 2017	18,687,987	$11		$85,014	$(75,123)	$9,902

Stock-based compensation related to warrants and stock granted to service providers	4,327	(*	)	62	-	62
Stock-based compensation related to stock and options granted to directors and employees	107,301	(*	)	554	-	554
Exercise of options	129,887	(*	)	209		209
Exercise of warrants	46,667	(*	)	105		105
Net loss	-	-		-	(4,952)	(4,952)

Balance as of December 31, 2017	18,976,169	$11		$85,944	$(80,075)	$5,880

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Common stock			Additional paid-in	Accumulated	Total stockholders’
	Number	Amount		capital	deficit	equity

Balance as of January 1, 2018	18,976,169	$11		$85,944	$(80,075)	$5,880

Stock-based compensation related to warrants and stock granted to service providers	11,250	(*	)	-	-	-
Stock-based compensation related to stock and options granted to directors and employees	90,575	(*	)	227	-	227
Exercise of options	33,332	(*	)	25	-	25
Net loss	-	-		-	(2,298)	(2,298)

Balance as of March 31, 2018	19,111,326	11		86,196	(82,373)	3,834

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2018	2017
	U.S. $ in thousands

Cash flows from operating activities:

Net loss	$(2,298)	$(1,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25	16
Deferred Stock-based compensation related to options granted to employees and directors	227	126
Decrease (increase) in accounts receivable and prepaid expenses	(116)	76
Increase in trade payables	1,837	17
Deferred grant income	(1,423)	-
Decrease in other accounts payable and accrued expenses	(378)	(92)

Total net cash used in operating activities	$(2,126)	$(1,642)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2018	2017
	U.S. $ in thousands

Cash flows from investing activities:

Purchase of property and equipment	(45)	-
Changes in short-term deposit	2,914	1,700
Investment in lease deposit	(5)	(1)

Total net cash provided by investing activities	2,864	$1,699

Cash flows from financing activities:

Proceeds from exercise of options	25	-
Total net cash provided by financing activities	$25	$-

Increase in cash and cash equivalents	763	57
Cash and cash equivalents at the beginning of the period	2,483	$547

Cash and cash equivalents at end of the period	3,246	$604

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 -	GENERAL

A.	Brainstorm Cell Therapeutics Inc. (“The Company”) was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all of the research and development activities of the Company. On February 19, 2013, the Israeli Subsidiary formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics UK Ltd. in the United Kingdom. Brainstorm UK is currently inactive.

The Common Stock is publicly traded on the NASDAQ Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. (“Ramot”), (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amytrophic Lateral Scelorosis (ALS, also known as Lou Gherig Disease), Multiple Sclerosis (MS) and Parkinson’s disease. The Company developed a proprietary process, called NurOwn, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases.

The process is currently autologous, or self-transplanted.

C.	NurOwn is in clinical development for the treatment of ALS. The Company has completed two single dose clinical trials of NurOwn in Israel, a phase 1/2 trial with 12 patients and a phase 2a trial with additional 12 patients. In July 2016 the Company announced the results of its phase 2 trial which was conducted in three major medical centers in the US. This single dose trial included 48 patients randomized in a 3:1 ratio to receive NuOwn or placebo.

D.	The Company made significant progress in 2017, advancing NurOwn®, its late stage differentiated mesenchymal stem cell therapy, into a Phase 3 trial for the treatment of ALS. Enrollment in this randomized, double-blind, placebo-controlled, multi-dose clinical trial of NurOwn® for ALS is now ongoing. This Phase 3 trial builds upon the promising efficacy seen in prior trials including the randomized Phase 2 trial conducted in the U.S.

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

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

B.	Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

C.	Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for us beginning in the first quarter of 2018; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

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

The ASU is effective for the Company in the first quarter of 2019, with early adoption permitted. The Company continues to evaluate the effect of the adoption of this ASU and expects the adoption will result in an increase in the assets and liabilities on the consolidated balance sheets for operating leases and will likely have an insignificant impact on the consolidated statements of earnings.

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

In May 2017, the FASB issued ASU 2017-09 “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance is already effective since January 1, 2018. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

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

Short term investments on March 31, 2018 and December 31, 2017 include bank deposits bearing annual interest rates varying from 0.05% to 1.90%, with maturities of up to 7 months as of March 31, 2018 and December 31, 2017.

NOTE 5 -	PREPAID EXPENSES

In November 2017 the Company has contracted with City of Hope’s Center for Biomedicine and Genetics (“COH”) to produce clinical supplies of NurOwn® adult stem cells for the Company’s ongoing Phase 3 clinical study. The Company has paid COH $2,665 as advance payment which was recorded as prepaid expense and is amortized over the term of the agreement. As of March 31, 2018, $1,103 and $1,103 were recorded as current and long-term prepaid expenses, respectively, compared to $1,103 and $1,378 that were recorded as current and long-term prepaid expense, respectively, as of December 31, 2017.

NOTE 6 -	DEFERRED GRANT INCOME

In July 2017 the Company received an award in the amount of $15,912 from CIRM to support the pivotal Phase 3 study of NurOwn®, for the treatment of ALS.  $7,050 related to the project was received through December 31, 2017. The award does not bear a royalty payment commitment nor is the award otherwise refundable. $4,425 was recorded as participation by CIRM in research and development expenses in 2017. During the first quarter of 2018, $1,424 was recorded as participation by CIRM in research and development expenses (see Note 8).

NOTE 7 -	STOCK CAPITAL

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

Stock Plans:

As of March 31, 2018, the Company had outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 -	STOCK CAPITAL (Cont.):

As of March 31, 2018, 957,709 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

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

Pursuant to his February 28, 2017 employment agreement, Dr. Ralph Kern, Chief Operating Officer and Chief Medical Officer of the Company, received on March 6, 2017, and is entitled to receive on each anniversary thereafter (provided he remains employed by the Company), a grant of restricted stock under the 2014 U.S. Plan (or any successor or other equity plan then maintained by the Company) comprised of a number of shares of Common Stock with a fair market value (determined based on the price of the Common Stock at the end of normal trading hours on the business day immediately preceding March 6, 2017 according to Nasdaq) equal to 30% of Dr. Kern’s Base Salary (35,885 shares on each of March 6, 2017 and March 6, 2018). Each equity grant shall vest as to twenty-five percent (25%) of the award on each of the first, second, third and fourth anniversary of the date of grant, provided Dr. Kern remains continuously employed by the Company from the date of grant through each applicable vesting date. Each equity grant shall be subject to accelerated vesting upon a Change of Control (as defined in the agreement) of the Company.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 -	STOCK CAPITAL (Cont.):

Share-based compensation to employees and to directors: (Cont.):

Employees (Cont.):

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 -	STOCK CAPITAL (Cont.):

Share-based compensation to employees and to directors: (Cont.):

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

The Company’s Second Amended and Restated Director Compensation Plan was approved in July 9, 2014 and amended on April 29, 2015, February 26, 2017 and July 13, 2017 (as amended, the “Director Compensation Plan”). The Director Compensation Plan governs Company compensation of eligible non-employee director of the Company, except that certain non-employee directors have individualized compensation and are not entitled receive annual director awards under the Director Compensation Plan, but are entitled to committee compensation under the Director Compensation Plan in the event that they qualify for and serve as a member of any committee of the Board. The Director Compensation Plan also determines the annual awards to be granted to qualified directors for their services in future periods, which annual awards have had the same terms since 2014, as further detailed in the Director Compensation Plan. During the quarter ended March 31, 2018, the following grants were made under the Director Compensation Plan to eligible directors.

On February 1, 2018 Dr. Anthony J. Polverino received 3,623 shares of restricted stock for his service as a director.

On February 26, 2018 Arturo Araya received 4,152 shares of restricted stock for his service as a director.

On March 26, 2018, Arturo Araya received additional 1,249 shares of restricted stock for his service as a member of the GNC Committee.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 -	STOCK CAPITAL (Cont.):

Share-based compensation to employees and to directors: (Cont.):

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

	For the three months ended March 31, 2018
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$
Outstanding at beginning of period	940,954	2.4681
Granted	-	-
Exercised	(33,332)	0.7500
Cancelled	-	-
Outstanding at end of period	907,622	2.5312	561,679
Vested and expected-to-vest at end of period	821,491	2.3130	687,552

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on March 31, 2018, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the three months ended March 31, 2018 and 2017 amounted to $227 and $126, respectively.

Shares and warrants to investors and service providers:

The Company accounts for shares and warrant grants issued to non-employees using the guidance of ASC 505-50, “Equity-Based Payments to Non-Employees”, whereby the fair value of such warrant grants is determined using a Black-Scholes options pricing model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 -	STOCK CAPITAL (Cont.):

On August 17, 2017 the Company issued to Anthony Fiorino, the former CEO of the Company, for consulting services rendered, a grant of 4,327 shares of restricted stock under the 2014 U.S. Plan, which vests in eight equal quarterly installments (starting November 17, 2017) until fully vested on the second anniversary of the date of grant.

On January 2, 2018, the Company granted to its legal advisor 11,250 shares of Common Stock for 2017 legal services. The related compensation expense was recorded as general and administrative expense in 2017.

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Three months ended March 31,
	2018	2017

Research and development	$22	$55
General and administrative	205	71
Total stock-based compensation expense	$227	$126

NOTE 8 -	SUBSEQUENT EVENTS

On April 25, 2018, the Israel Innovation Authority (“IIA”) notified the Company of the IIA’s expected payment of the final installment of approximately $1,000 under the 2016 and 2017 IIA grants. Upon receipt of payment the Company will have received approximately $2,100 pursuant to the 2016 and 2017 IIA grants.

On April 30, 2018, the Company received payment of $2,000 from CIRM under the existing CIRM grant. To date the Company has received $9,050 of the $15,092 CIRM grant.

Total cash on hand and cash commitments as of April 30, 2018 totaled $7,650.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “Brainstorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal quarter, statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2018 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broad acceptance as a treatment option for ALS or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, and other factors described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2017. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2017, in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

Company Overview

Brainstorm Cell Therapeutics Inc. is a biotechnology company committed to bring innovative Central Nervous System (“CNS”) adult stem cell therapies to the market to improve the lives of patients with debilitating neurodegenerative diseases. As a leader in CNS regenerative cellular medicines, Brainstorm is leveraging NurOwn®, its proprietary autologous mesenchymal stem cell platform technology, a strong and expanded IP portfolio, as well as manufacturing and commercialization capabilities, to address growing unmet medical needs across a broad range of neurodegenerative disorders, such as Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease), Multiple Sclerosis (“MS”), Parkinson’s disease (“PD”) and Autism Spectrum Disorders (“ASD”).

Our wholly-owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (“Israeli Subsidiary”), holds rights to commercialize NurOwn® technology through a licensing agreement with Ramot (“Ramot”), the technology transfer company of Tel Aviv University, Israel. We currently employ 25 employees in Israel and 2 in the United States.

In the last 12 months, the Company was awarded a $16 million non-dilutive grant from the California Institute for Regenerative Medicine (CIRM) to conduct a US Phase 3 ALS study, launched the 200 participant NurOwn ALS Phase 3 study in 6 leading US centers, and received GMP approval for NurOwn manufacturing in Israel.

The Company has expanded and strengthened its executive management team, attracted key biotechnology industry leaders to the Company’s Board of Directors, and formed a Scientific Advisory Board (SAB) with world leading neuroscientists and experts in the fields of ALS, MS and other neurodegenerative disease.

Our Proprietary Technology

NurOwn® technology is based on an innovative manufacturing protocol, which induces the differentiation of bone marrow-derived mesenchymal stem cells (“MSC”) into cells capable of releasing high levels of multiple neurotrophic factors (“MSC-NTF” cells) for neuroprotection while maintaining the immunodulatory effects of MSC cells. These factors are known to be critical for the growth, survival and differentiation of neurons, they include: glial-derived neurotrophic factor (“GDNF”); brain-derived neurotrophic factor (“BDNF”); vascular endothelial growth factor (“VEGF”); and hepatocyte growth factor (“HGF”). GDNF is one of the most potent survival factors known for peripheral neurons. VEGF and HGF have been demonstrated to have important neuro-protective effects in ALS and in other neurodegenerative diseases.

Our approach to the treatment of neurodegenerative diseases with autologous adult stem cells includes a multi-step process that includes: harvesting of undifferentiated stem cells from the patient’s own bone marrow; processing of cells at the manufacturing site and cryopreservation to enable multiple treatments from a single bone marrow sample; and intrathecal (“IT”) injection of MSC-NTF cells into the same patient by standard lumbar puncture. This procedure does not require hospitalization and has been shown to be safe and well tolerated in multiple CNS clinical trials to date. The ongoing US Phase 3 ALS study is evaluating the therapeutic potential of repeated dosing (every 2 months).

The proprietary technology and manufacturing processing of NurOwn® (MSC-NTF cells) for clinical use is conducted in full compliance with current Good Manufacturing Practice (“cGMP”).

The NurOwn® proprietary technology is fully licensed to and developed by Brainstorm Cell Therapeutics Ltd., our wholly-owned subsidiary (the “Israeli Subsidiary”).

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

The specialized MSC-NTF cells secrete multiple neurotrophic factors that may lead to:

•	Protection of existing motor neurons;
•	Promotion of motor neuron repair; and
•	Re-establishment of functional nerve-muscle interaction.

Autologous (Self-transplantation)

The NurOwn® approach is autologous, using the patient’s own bone-marrow derived stem cells for “self-transplantation”. In autologous transplantation, there is no risk of rejection or introduction of donor antigens and no need for treatment with immunosuppressive agents, which can cause severe and/or long-term side effects. In addition, the use of adult stem cells is free of ethical controversies associated with the use of embryonic-derived stem cells in some countries.

The ALS Program

NurOwn® is currently in a Phase 3 late stage clinical development program for the treatment of ALS. It has been granted Fast Track designation by the U.S. Food and Drug Administration (“FDA”) for this indication, and has been granted Orphan Status, which provides the potential for an extended period of exclusivity, in both the United States and in Europe. We have completed two early stage clinical trials of NurOwn® in patients with ALS at the Hadassah Medical Center (“Hadassah”) in Jerusalem as well as a Phase 2 double-blind, placebo-controlled, clinical study at three prestigious US Medical centers, all highly experienced in the management and investigation of ALS.

Phase 1/2 Open Label Trials

The first two open-label studies were approved by the Israeli Ministry of Health (“MoH”) and the U.S. study was conducted under an FDA Investigational New Drug (“IND”) application. The first-in-human study, a Phase 1/2 safety and efficacy study of NurOwn® administered either intramuscularly or intrathecally in 12 ALS patients, was initiated in June 2011. This study demonstrated the safety of NurOwn® by both routes of administration, as well as signs of efficacy on both the ALS Functional Rating Score (“ALSFRS-R”), the industry gold standard, and a well-established measure, for evaluating the functional status of patients with ALS, and Forced Vital Capacity (“FVC”), a measure of pulmonary function.

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

Phase 2 Randomized Trial

The FDA-approved, randomized, double-blind, placebo controlled multi-center U.S. Phase 2 clinical trial evaluating NurOwn® in ALS patients was conducted at three of Massachusetts Memorial Hospital in Worcester, Massachusetts, and (iii) Mayo Clinic in Rochester, Minnesota. For this study, NurOwn® was manufactured at the Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute in Boston and at the Human Cellular Therapy Lab at the Mayo Clinic. In this study 48 patients were randomized 3:1 to receive NurOwn® or placebo.

Topline data from this Phase 2 Study were announced by the Company in July 2016. Further details were presented by investigators Dr. Robert Brown and Dr. James Berry, at the 15th Annual Meeting of the Northeast ALS Consortium (NEALS) in October 2016 and by Dr. Berry at the 27th International Symposium on ALS/MND, in Dublin, Ireland, in December 2016. Key findings from the trial were as follows:

•	The study achieved its primary objective, demonstrating that NurOwn® transplantation was safe and well tolerated. There were no discontinuations from the trial due to AEs and there were no deaths in the study. The most common adverse events (of mild or moderate severity), were transient procedure-related such as headache, back pain, pyrexia arthralgia and injection-site discomfort, these were more commonly seen in the NurOwn-treated participants compared to placebo.

•	NurOwn® also achieved multiple secondary efficacy endpoints, showing evidence of a clinically meaningful benefit. Notably, response rates in the ALS functional rating scale-revised (48-point ALSFRS-R outcome measure) were higher in NurOwn®-treated subjects, compared to placebo, at all time points in the study out to 24 weeks.

•	A pre-specified responder analysis examined percentage improvements in the post treatment ALSFRS-R slope (change/month) compared to pre-treatment slope. This analysis showed that a higher proportion of the NurOwn® treated participants achieved a 1.5 point per month or greater improvement in the post-treatment vs. pre-treatment ALSFRS-R slope, compared with the placebo group.

•	In addition, a higher proportion of NurOwn® treated participants achieved a 100% improvement in the post-treatment vs. pre-treatment slope, compared with the placebo group.

•	The beneficial treatment effects were greater in the rapid progressor subgroup (pretreatment ALSFRS-R decline by 1 point per month or greater).

•	As an important confirmation of the biological action of NurOwn®, levels of neurotrophic factors and inflammatory markers were measured in the cerebral-spinal fluid (“CSF”) samples collected from patients. In the samples of those patients treated with NurOwn®, statistically significant increases in levels of neurotrophic factors VEGF, HGF and LIF and a statistically significant reduction in inflammatory markers MCP-1, SDF-1 and CHIT-1 was observed post-transplantation. Furthermore, the observed reduction in inflammatory markers correlated with clinical outcomes. These results were not seen in placebo treated patients, consistent with the proposed biological mechanism of action of NurOwn® in ALS.

•	In summary, a higher proportion of NurOwn® treated study participants, particularly those with more rapid disease progression, experienced a halt in disease progression or improvement in function, as measured by the post-treatment vs. pre-treatment ALSFRS-R slope change. These are novel clinical observations, not seen in prior ALS clinical studies that will be evaluated in the ongoing Phase 3 study using repeat dosing in ALS rapid progressors to optimize the probability of success.

Phase 3 Trial

The Company completed a successful End-of-Phase 2 Meeting with the United States Food and Drug Administration (FDA) and reached a general agreement to proceed to a Phase 3 trial. Importantly, the FDA accepted the key elements of the Phase 3 program (a multi-dose double-blind, placebo-controlled, multicenter trial protocol) to support a Biologic License Application (“BLA”) for NurOwn® in ALS. The clinical trial is actively enrolling a patient population based on a Phase-II pre-specified sub-group of rapid progressors, which demonstrated superior efficacy outcomes. The primary clinical efficacy outcome measure is the ALSFRS-R score responder analysis, an outcome that evaluates the proportion of treated participants who achieve a specific improvement in the ALSFRS-R post-treatment slope. The Phase 3 trial also expands biomarker evaluations to further understand their potential to predict ALS disease progression, treatment response and confirm the biology of NurOwn® in a larger study population. The study will be conducted at 6 leading US Medical centers, 3 of which participated in the prior Phase 2 study. Patient enrollment commenced in October 2017, at Massachusetts General Hospital followed by the other 5 study sites, including University of California Irvine Medical Center, University of Massachusetts Medical Center, Mayo Clinic in Rochester, Minnesota, the California Pacific Medical Center in San Francisco, and Cedar Sinai Medical Center in Los Angeles. All 6 sites are actively enrolling. Interim safety data are expected in late-2018 and top-line data in late 2019. The study is registered at www.clinicaltrials.gov (Identifier NCT03280056).

The Company has developed a cryopreservation process for the long-term storage of MSC, that will allow multiple doses of autologous NurOwn® to be created from a single bone marrow harvest procedure in the multi-dose clinical trial and avoid the need for patients to undergo repeated bone marrow aspirations. A validation study was conducted in 2017 comparing NurOwn® derived from fresh mesenchymal stem cells to those derived from cryopreserved MSC. Company scientists were successful in showing that the MSC can be stored in the vapor phase of liquid nitrogen for prolonged periods of time, while maintaining their characteristics and functional properties including immunomodulation and neurotrophic factor secretion. Therefore, cryopreserved MSC are capable of differentiating into NurOwn®, similar to the NurOwn® derived from fresh MSC from the same patient/donor, prior to cryopreservation.

The Company has contracted with City of Hope’s Center for Biomedicine and Genetics to produce clinical supplies of NurOwn® adult stem cells for the ongoing Phase 3 clinical study. City of Hope is currently supporting the production of NurOwn® and placebo for the participants treated in the Phase 3 trial.

Patient Access Programs

The Company collaborated with the Tel Aviv Sourasky Medical Center (Ichilov Hospital), and jointly applied by the Israel Hospital Exemption regulatory pathway, which was adopted by the MoH from the European Union regulation, for NurOwn® treatment of ALS. This pathway will enable the Company to make NurOwn® potentially accessible for ALS patients for a fee.

In January 2018, the Company announced the receipt of Good Manufacturing Practice (GMP) approval from the Israel Ministry of Health (MoH) for our Israeli contract manufacturing facility. The GMP certificate confirms the Company’s manufacturing site compliance with Israeli GMPs which are recognized as equivalent with EU standards. This approval advances our application to the Israel MoH for the treatment of ALS patients under the Hospital Exemption regulation. The GMP certificate was granted after an inspection of the Company’s contract manufacturing facilities.

Non-Dilutive Funding

In July 2017, the Company was awarded a grant in the amount of $15,912,000 from CIRM to aid in funding the Company’s pivotal Phase 3 study of NurOwn®, for the treatment of ALS.  To date, the Company has received $9,050,000 of the CIRM grant: $7,050,000 was received in 2017 and an additional $2 million was received on April 30, 2018. The grant does not bear a royalty payment commitment nor is the grant otherwise refundable.

In 2016 and 2017, the Company was awarded aggregate grants of approximately $2.1 million from the Israel Innovation Authority (“IIA”). On April 25, 2018, the IIA notified the Company of the IIA’s expected payment of the final installment of $1 million under the IIA grants.

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

In January 2018 the European Patent Office (“EPO”) issued a Notice of Intention to Grant an European-wide patent for Patent Application No. 09754337.5 which claims priority from WO 2009/144718. The allowed claims cover methods of treating amyotrophic lateral sclerosis (ALS) using mesenchymal stem cells that secrete neurotrophic factors, including Brain derived neurotrophic factor (BDNF).

On January 30, 2018, the U.S. Patent and Trademark Office (“USPTO”) granted US patent, No. 9,879,225 which claims priority from this same PCT application” This patent relates to methods of treating amyotrophic lateral sclerosis (ALS) and Parkinson’s disease using mesenchymal stem cells that secrete neurotrophic factors, specifically glial derived neurotrophic factor (GDNF).

Research and Development

In addition to its active clinical program in ALS, the Company is focusing on further in-depth molecular and functional characterization of NurOwn®. A study profiling NurOwn®’s unique miRNA signature was recently published in Stem Cell Research & Therapy. The publication entitled “miRNA profiling of NurOwn®: mesenchymal stem cells secreting neurotrophic factors” shows that NurOwn® MSC-NTF cells induced to secrete neurotrophic factors have both an enhanced secretion of NTFs as well as a distinct miRNA expression profile that distinguishes them from their MSCs of origin. miRNAs have shown to play critical roles in neuronal and glial cell biological processes. These findings may form the basis for the development of sensitive identity release assays for clinical trials, in vivo cell identification assays, and to elucidate MSC-NTF cells’ mechanism of action in ALS and other neurodegenerative diseases.

The Company is also reviewing the potential clinical development of NurOwn® in other neurodegenerative disorders, such as Progressive Multiple Sclerosis, Parkinson’s disease, Huntington’s disease and Rett syndrome. More research is currently ongoing on developing additional cell products which might be suitable for multiple neurodegenerative diseases.

For the Phase 3 study the Company has improved the efficiency of NurOwn® production and improved its stability, allowing manufacturing to take place at centralized clean room facilities from which it is distributed to the clinical trial sites, where the cells are administered to patients.

The Company is also engaged in several research initiatives to further improve and scale-up NurOwn®’s manufacturing capacity.

Corporate Information

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 1745 Broadway, 17th Floor, New York, NY 10019, and our telephone number is (201) 488-0460. We maintain an Internet website at http://www.brainstorm-cell.com. The information on our website is not incorporated into this Quarterly Report on Form 10-Q.

Results of Operations

For the period from inception (September 22, 2000) through March 31, 2018, the Company has not earned any revenue from operations. The Company does not expect to earn revenue from operations until the second half of 2018, if ever. The Company has incurred operating costs and other expenses of approximately $2,307,000 during the three months ended March 31, 2018 compared to $1,770,000 during the three months through March 31, 2017.

Research and Development Expenses:

Research and development expenses, net for the three months ended March 31, 2018 and 2017 were $977,000 and $941,000, respectively, representing an increase of $36,000. This increase is due to (i) an increase of $300,000 for costs related to payroll and stock-based compensation expenses; (ii) an increase of $1,825,000 in connection with the U.S. Clinical Trial and (iii) an increase of $98,000 for other costs such as travel, rent and other activities. This increase was partially offset by an increase of $2,187,000 in funds received from the Israel Innovation Authority (“IIA”) ($763,000) and CIRM ($1,424,000) in 2018, under previously awarded grants.

Excluding funder received from IIA and CIRM under the grants, research and development expenses increased by $2,224,000 from $941,000 in the first quarter of 2017 to $3,165,000 in the first quarter of 2018.

General and Administrative Expenses:

General and administrative expenses for the three months ended March 31, 2018 and 2017 were $1,330,000 and $829,000, respectively. The increase in general and administrative expenses of $501,000 is primarily due to an increase of $607,000 in payroll costs and stock-based compensation expenses. partially offset by a net decrease of $106,000 in consultants, rent and other costs

Other Income and Expenses:

Financial income for the three months ended March 31, 2018 was $9,000 as compared to financial expense of $15,000 for the three months ended March 31, 2017.

Net Loss:

Net loss for the three months ended on March 31, 2018 was $2,298,000, as compared to a net loss of $1,785,000 for the three months ended March 31, 2017. Net loss per share for the three months ended March 31, 2018 and 2017 was $0.12 and $0.10, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended March 31, 2018 was 19,047,350, compared to 18,688,377 for the three months ended March 31, 2017.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants and the issuance of convertible promissory notes. At March 31, 2018, the Company had net working capital of $2,286,000 including cash, cash equivalents and short-term bank deposits amounting to $5,605,000.

Net cash used in operating activities was $2,126,000 for the three months ended March 31, 2018. Cash used for operating activities was primarily attributed to cost of payroll, rent of clean rooms and materials for clinical trials, rent, legal expenses and public relations expenses. Net cash provided by investing activities was $2,864,000 for the three months ended March 31, 2018, representing net change in short term interest bearing bank deposits. Net cash provided by financing activities was $25,000 for the three months ended March 31, 2018 and is attributable to the exercise of stock options.

Our material cash needs for the next 24 months, assuming we do not expand our clinical trials beyond the current Phase 3 trial in the United States, will include (i) costs of the clinical trial in the U.S., (ii) employee salaries, (iii) payments to Hadassah for rent and operation of the GMP facilities, and (iv) fees to our consultants and legal advisors, patents, and fees for facilities to be used in our research and development.

Over the longer term if we are not able to raise additional capital, we may not be able to continue to function as a going concern and may have to cease operations or the Company will reduce its costs, including curtailing its current plan to move new indications into clinical testing. We will be required to raise a substantial amount of capital in the future in order to reach profitability and to complete the commercialization of our products. Our ability to fund these future capital requirements will depend on many factors, including the following:

•	our ability to obtain funding from third parties, including any future collaborative partners;

•	the scope, rate of progress and cost of our clinical trials and other research and development programs;

•	the time and costs required to obtain regulatory approvals;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the costs of filing, prosecuting, defending and enforcing patents, patent applications, patent claims, trademarks and other intellectual property rights;

•	the effect of competition and market developments; and

•	future pre-clinical and clinical trial results.

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

There were no significant changes to our critical accounting policies during the quarter ended March 31, 2018. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information.

During the quarter ended March 31, 2018, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: May 14, 2018	By:	/s/ Eyal Rubin
Name: Eyal Rubin
Title: EVP, Chief Financial Officer (Principal Financial Officer)

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

