Form 10-Q
period 2018-06-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2018-07-23
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

1325 Avenue of Americas 28th Floor
New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(201) 488-0460

(Registrant’s telephone number, including area code)

1745 Broadway, 17th Floor, New York, NY 10019

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

As of June 30, 2018, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 20,669,528.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF June 30, 2018

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF June 30, 2018

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	5

Interim Condensed Consolidated Statements of Comprehensive Loss	6

Interim Condensed Statements of Changes in Stockholders' Equity	7-8

Interim Condensed Consolidated Statements of Cash Flows	9-10

Notes to Interim Condensed Consolidated Financial Statements	11-20

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	June 30,	December 31,
	2 0 1 8	2 0 1 7
	U.S. $ in thousands
ASSETS	Unaudited	Audited

Current Assets:
Cash and cash equivalents	$2,262	$2,483
Short-term deposit (Note 4)	15,177	5,273
Account receivable	964	672
Prepaid expenses and other current assets	1,160	1,195
Total current assets	19,563	9,623

Long-Term Assets:
Prepaid expenses and other long-term assets (Note 5)	861	1,408
Property and Equipment, Net	596	392
Total long-term assets	1,457	1,800

Total assets	$21,020	$11,423

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$4,182	$1,424
Accrued expenses (Note 6)	1,471	817
Deferred grant income (Note 7)	1,885	2,625
Other accounts payable	609	677
Total current liabilities	8,147	5,543

Total liabilities	$8,147	$5,543

Stockholders' Equity:
Stock capital: (Note 8)	11	11
Common stock of $0.00005 par value - Authorized: 100,000,000 shares at each of June 30, 2018 and December 31, 2017; Issued and outstanding: 20,669,528 and 18,976,169 shares at June 30, 2018 and December 31, 2017, respectively.
Additional paid-in-capital	93,935	85,944
Receipts on account of shares	4,391	-
Accumulated deficit	(85,464)	(80,075)
Total stockholders' equity	12,873	5,880

Total liabilities and stockholders' equity	$21,020	$11,423

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2018	2017	2 0 1 8	2 0 1 7
	Unaudited		Unaudited

Operating expenses:

Research and development, net	$2,458	$1,376	$1,481	$435
General and administrative	2,936	1,469	1,606	640

Operating loss	(5,394)	(2,845)	(3,087)	(1,075)

Financial expenses (income), net	(5)	(20)	4	(35)

Net loss	$(5,389)	$(2,825)	$(3,091)	$(1,040)

Basic and diluted net loss per share from continuing operations	$(0.28)	$(0.15)	$(0.16)	$(0.06)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	19,277,518	18,713,575	19,505,157	18,738,496

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (AUDITED)

U.S. dollars in thousands

(Except share data)

	Common Stock		Additional paid-in	Receipts on account of shares	Accumulated deficit	Total stockholders' equity
	Number	Amount	capital

Balance as of January 1, 2017	18,687,987	$11	$85,014	$-	$(75,123)	$9,902

Stock-based compensation related to warrants and stock granted to service providers	4,327	(*)	62	-	-	62
Stock-based compensation related to stock and options granted to directors and employees	107,301	(*)	554	-	-	554
Exercise of options	129,887	(*)	209	-	-	209
Exercise of warrants	46,667	(*)	105	-	-	105
Net loss	-	-	-	-	(4,952)	(4,952)

Balance as of December 31, 2017	18,976,169	$11	$85,944	$-	$(80,075)	$5,880

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Common stock		Additional paid-in	Receipts on account of shares	Accumulated deficit	Total stockholders' equity
	Number	Amount	capital

Balance as of January 1, 2018	18,976,169	$11	$85,944	$-	$(80,075)	$5,880
				-
Stock-based compensation related to warrants and stock granted to service providers	11,250	(*)	-		-	-
Stock-based compensation related to stock and options granted to directors and employees	90,575	(*)	363	-	-	363
Exercise of options	33,332	(*)	25	-	-	25
Exercise and reissuance of warrants	1,558,202	(*)	7,603	4,391	-	11,994
Net loss	-	-	-	-	(5,389)	(5,389)

Balance as of June 30, 2018	20,669,528	$11	$93,935	$4,391	$(85,464)	$12,873

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2018	2017	2018	2017

Cash flows from operating activities:

Net loss	$(5,389)	$(2,825)	$(3,091)	$(1,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56	34	31	18
Stock-based compensation related to options granted to employees and directors	363	183	136	57
Decrease (Increase) in accounts receivable and prepaid expenses	295	(511)	411	(587)
Increase (decrease) in trade payables	2,758	(118)	921	(135)
Increase (decrease) in deferred grant income	(740)	-	683	-
Increase (decrease) in other accounts payable and accrued expenses	586	(35)	964	57
Total net cash provided by (used in) operating activities	$(2,071)	$(3,272)	$55	$(1,630)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2 0 1 8	2 0 1 7	2 0 1 8	2 0 1 7

Cash flows from investing activities:

Purchase of property and equipment	(260)	(32)	(215)	(32)
Changes in short-term deposit	(9,904)	8,510	(12,818)	6,810
Investment in lease deposit	(5)	1	-	2

Total net cash provided by (used in) investing activities	$(10,169)	$8,479	$(13,033)	$6,780

Cash flows from financing activities:

Proceeds from exercise of options	25	30	-	30
Exercise and reissuance of warrants	11,994	-	11,994	-
Total net cash provided by financing activities	$12,019	$30	$11,994	$30

Increase (decrease) in cash and cash equivalents	(221)	5,237	(984)	5,180
Cash and cash equivalents at the beginning of the period	$2,483	$547	$3,246	$604

Cash and cash equivalents at end of the period	$2,262	$5,784	$2,262	$5,784

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 -	GENERAL

A.	Brainstorm Cell Therapeutics Inc. (“The Company”) was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all of the research and development activities of the Company. On February 19, 2013, BCT formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics UK Ltd. in the United Kingdom. Brainstorm UK is currently inactive.

The Company’s Common Stock is publicly traded on the NASDAQ Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. ("Ramot"), (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amyotrophic Lateral Sclerosis (ALS, also known as Lou Gehrig Disease), Multiple Sclerosis (MS) and Parkinson’s disease. The Company developed a proprietary process, called NurOwn, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.

C.	NurOwn is in clinical development for the treatment of ALS. The Company has completed two single dose clinical trials of NurOwn in Israel, a Phase 1/2 trial with 12 patients and a Phase 2a trial with additional 12 patients. In July 2016 the Company announced the results of its Phase 2 trial which was conducted in three major medical centers in the US. This single dose trial included 48 patients randomized in a 3:1 ratio to receive NurOwn or placebo. In 2017 the Company commenced Phase 3 trial of NurOwn® for the treatment of ALS. Enrollment in this randomized, double-blind, placebo-controlled, multi-dose clinical trial of NurOwn® for ALS is now ongoing.

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

Operating results for the three months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

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

The Company entered into a Research and License Agreement with Ramot (as amended and restated, the “License Agreement”). Pursuant to the remuneration terms of the License Agreement, the Company has agreed to pay Ramot royalties on Net Sales of the Licensed Product as follows:

a)	So long as the making, producing, manufacturing, using, marketing, selling, importing or exporting (collectively, the “Commercialization”) of such Licensed Product is covered by a Valid Claim or is covered by Orphan Drug Status, the Company shall pay Ramot a royalty of 5% of the Net Sales received by the Company and resulting from such Commercialization; and

b)	In the event the Commercialization of the Licensed Product is neither covered by a Valid Claim nor by Orphan Drug status, the Company shall pay Ramot a royalty of 3% of the Net Sales received by the Company resulting from such Commercialization. This royalty shall be paid from the First Commercial Sale of the Licensed Product and for a period of fifteen (15) years thereafter.

Capitalized terms set forth above which are not defined shall have the meanings attributed to them under the License Agreement.

NOTE 4 -	SHORT TERM INVESTMENTS

Short term investments on June 30, 2018 and December 31, 2017 include bank deposits bearing annual interest rates varying from 0.05% to 3%, with maturities of up to 12 months as of June 30, 2018 and December 31, 2017.

NOTE 5 -	PREPAID EXPENSES

In November 2017 the Company has contracted with City of Hope's Center for Biomedicine and Genetics ("COH") to produce clinical supplies of NurOwn® adult stem cells for the Company’s ongoing Phase 3 clinical study. The Company has paid COH $2,665 as advance payment which was recorded as prepaid expense and is amortized over the term of the agreement. As of June 30, 2018, $1,103 and $827 were recorded as current and long-term prepaid expenses, respectively, compared to $1,103 and $1,378 that were recorded as current and long-term prepaid expense, respectively, as of December 31, 2017.

NOTE 6 -	ACCRUED EXPENSES

On July 17, 2018, the Governance, Nominating and Compensation Committee of the Board of Directors of the Company approved a $500,000 cash bonus payment to Chaim Lebovits, the Company’s President and Chief Executive Officer, in recognition of his contributions to the Company during the second quarter of 2018. As of June 30, 2018, the Company recorded the bonus amount as accrued expenses.

NOTE 7 -	DEFERRED GRANT INCOME

In July 2017 the Company received an award in the amount of $15,912 from CIRM to aid in funding the Company’s Phase 3 study of NurOwn®, for the treatment of ALS. An aggregate amount of $9,050 and $7,050 related to the project was received through June 30, 2018 and December 31, 2017, respectively. The award does not bear a royalty payment commitment nor is the award otherwise refundable. $2,740 and $4,425 was recorded as participation by CIRM in research and development expenses during the 6 month ended in June 30, 2018 and during the year ended December 31, 2017, respectively.

NOTE 8 -	STOCK CAPITAL

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

Private placements and public offerings:

On June 6, 2018, the Company entered into a Warrant Exercise Agreement (the “Warrant Exercise Agreement”) with certain holders (the “Holders”) of warrants (the “2015 Warrants”) to purchase Company Common Stock, which 2015 Warrants were originally issued in the Company’s January 8, 2015 private placement. Pursuant to the Warrant Exercise Agreement, the Holders exercised their 2015 Warrants for a total of 2,458,201 shares of Common Stock (the “Exercised Shares”) at an amended exercise price of $5 per share. The warrant exercises generated gross cash proceeds to the Company of $12,291 ($11,994 net of issuance expenses). In addition, the Company issued new warrants to the Holders to purchase an aggregate 2,458,201 unregistered shares of Common Stock, at an exercise price of $9, with an expiration date of December 31, 2020 (the “New Warrants”). Certain Holders of New Warrants also entered into a Share Cap Agreement with the Company, whereby the Holders agreed to a 6-month delay (from the date of issuance) in exercisability of any shares at or in excess of 20% limitation on the size of the entire transaction, pursuant to Nasdaq Listing Rules.

The Warrant Exercise Agreement also requires that to the extent that a Holder’s exercise of 2015 Warrants would result in such Holder exceeding the Beneficial Ownership Limitation (as defined in the 2015 Warrants), such excess warrant shares shall be held for the benefit of such Warrant Holder until such time as its right thereto would not result in the Holder exceeding the Beneficial Ownership Limitation.

NOTE 8 -	STOCK CAPITAL (Cont.):

The Holders agreed that, subject to limited exceptions, for the 90 days following the date of the Warrant Exercise Agreement (the “Restricted Period”), neither the Company nor any Subsidiary will issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock, without the prior written consent of all of the Holders of the warrant shares. The Company also agreed that during the time the New Warrants are unexercised, the Company will not enter into any agreements with any holder of 2015 Warrants with more favorable terms, without the consent of the Holders of a majority of the warrant shares then exercisable under all outstanding Warrant Exercise Agreements.

The New Warrants have not been registered under the Securities Act of 1933, as amended (the Securities Act), or state securities laws. The Exercised Shares have been registered for resale on the Company’s registration statement on Form S-3 (File No. 333-201704). The issuance of the Exercised Shares and New Warrants was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

The Company and the Holders also entered into Leak-Out Agreements (the “Leak-Out Agreement”) pursuant to which neither Holders nor certain of their affiliates would collectively sell, dispose of or otherwise transfer, directly or indirectly, on any day on which the Nasdaq Capital Market is open for trading during the Restricted Period (any such date, a “Date of Determination”), shares of the Company’s Common Stock in an amount more than an aggregate 30% of the trading volume of Common Stock as reported by Bloomberg, LP for the applicable Date of Determination.

As 899,999 of 2,458,201 shares to be issued pursuant to exercise of the 2015 Warrants have not been issued as of June 30 2018, the relating proceeds were recorded as receipts on account of shares.

Since its inception the Company has raised approximately $59M, net in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

Stock Plans:

As of June 30, 2018, the Company had outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

NOTE 8 -	STOCK CAPITAL (Cont.):

As of June 30, 2018, 957,709 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

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

NOTE 8 -	STOCK CAPITAL (Cont.):

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

NOTE 8 -	STOCK CAPITAL (Cont.):

Share-based compensation to employees and to directors: (Cont.):

Directors:

From 2005 through 2015, the Company granted its directors options to purchase an aggregate of 402,778 shares of Common Stock at an average exercise price of $1.34 per share.

The Company’s Second Amended and Restated Director Compensation Plan was approved in July 9, 2014 and amended on April 29, 2015, February 26, 2017 and July 13, 2017 (as amended, the “Director Compensation Plan”). The Director Compensation Plan governs Company compensation of eligible non-employee director of the Company, except that certain non-employee directors have individualized compensation and are not entitled receive annual director awards under the Director Compensation Plan, but are entitled to committee compensation under the Director Compensation Plan in the event that they qualify for and serve as a member of any committee of the Board. The Director Compensation Plan also determines the annual awards to be granted to qualified directors for their services in future periods, which annual awards have had the same terms since 2014, as further detailed in the Director Compensation Plan. During the 6 months ended June 30, 2018, the following grants were made under the 2014 Plans to eligible directors:

-	On February 1, 2018 Dr. Anthony J. Polverino received 3,623 shares of restricted stock for his service as a director.
-	On February 26, 2018 Arturo Araya received 4,152 shares of restricted stock for his service as a director.
-	On March 26, 2018, Arturo Araya received additional 1,249 shares of restricted stock for his service as a member of the GNC Committee.

NOTE 8 -	STOCK CAPITAL (Cont.):

Share-based compensation to employees and to directors: (Cont.):

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the six months ended June 30, 2018
	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$
Outstanding at beginning of period	940,954	2.4681
Granted	-	-
Exercised	(33,332)	0.7500
Cancelled	-	-
Outstanding at end of period	907,622	2.5312	1,242,396
Vested and expected-to-vest at end of period	797,824	2.3594	1,229,120

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on June 30, 2018, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the three months ended June 30, 2018 and 2017 amounted to $136 and $57, respectively.

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

NOTE 8 -	STOCK CAPITAL (Cont.):

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

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Six months ended June 30,
	2 0 1 8	2 0 1 7

Research and development	48	75
General and administrative	315	108
Total stock-based compensation expense	363	183

NOTE 9 -	SUBSEQUENT EVENTS

On July 3, 2018, the Israel Innovation Authority (“IIA”) payed the Company the final installment of approximately $800 under the 2017 IIA grant.

Total cash on hand, Cash equivalents, Short Term Deposits and cash commitment to be received from the IIA as of June 30, 2018 totaled approximately $18,200.

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

Company Overview

Brainstorm Cell Therapeutics Inc. is a biotechnology company committed to bring innovative central nervous system (“CNS”) adult stem cell therapies to the market to improve the lives of patients with debilitating neurodegenerative diseases. As a leader in CNS regenerative cellular medicines, Brainstorm is leveraging NurOwn®, its proprietary autologous mesenchymal stem cell platform technology, a strong and expanded intellectual property portfolio, as well as manufacturing and commercialization capabilities, to address growing unmet medical needs across a broad range of neurodegenerative disorders, such as Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease), Multiple Sclerosis (“MS”), Parkinson’s disease (“PD”) and Autism Spectrum Disorders (“ASD”).

Our wholly-owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (“Israeli Subsidiary”), holds rights to commercialize NurOwn® technology through a licensing agreement with Ramot (“Ramot”), the technology transfer company of Tel Aviv University, Israel. We currently employ 26 employees in Israel and 3 in the United States.

In the last 12 months, the Company was awarded a $16 million non-dilutive grant from the California Institute for Regenerative Medicine (CIRM) to conduct a U.S. Phase 3 ALS study, launched a 200 participant NurOwn® ALS Phase 3 study that is actively enrolling in 6 leading U.S. centers, and received GMP approval for NurOwn® manufacturing in Israel.

On June 6, 2018, the Company entered into a Warrant Exercise Agreement with certain holders of warrants issued in the January 8, 2015 private placement (the “2015 Warrants”). These holders have exercised warrants (for a total of 2,458,201 shares of common stock to be issued) at an amended exercise price of $5.00 per share, which generated gross cash proceeds of $12,291,005. For each warrant exercised, BrainStorm has agreed to issue one new warrant to the holders to purchase unregistered shares of common stock at an exercise price of $9.00 and an expiration date of December 31, 2020. (the “New Warrants”). Certain holders of New Warrants also entered into a share cap agreement with the Company, whereby the holders agreed to a 6-month delay (from the date of issuance) in exercisability of any shares at or in excess of the 20% limitation on the size of the entire transaction contained in Nasdaq Listing Rule 5635(d).The Company has expanded and strengthened its executive management team and attracted key biotechnology industry leaders to the Company’s Board of Directors. The Company has also formed a Scientific Advisory Board (SAB) with world leading neuroscientists and experts in the fields of ALS, MS and other neurodegenerative diseases who will advise the management team on scientific matters such as research, clinical trials and drug development. The SAB is being chaired by Jerold Chun, M.D., Ph.D., who is an acclaimed neuroscientist and professor at Sanford Burnham Prebys Medical Discovery Institute and has decades of expertise in degenerative disease research and neuroscience drug development.

The Company has also entered into employment agreements with Susan Ward Ph.D. and Joseph Petroziello, to serve as Head of Clinical Operations and Vice President of Scientific and Corporate Communications, respectively. Dr. Ward, who served as Director, Early Clinical Development at Pfizer, has more than 20 years of operational leadership experience in clinical trials, IND-enabling studies, protocol development and management of cross-functional teams. Joe Petroziello previously worked at Juno Therapeutics (a Celgene company), where he served as Senior Director/Head of Scientific Communications & Publications. Both Dr. Ward and Mr. Petroziello will be based in the U.S., in line with the Company’s strategy to build U.S. infrastructure, in anticipation for a potential launch of NurOwn® in the future.

The Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute in Boston has been recently contracted to manufacture NurOwn® and placebo to accelerate the Phase 3 clinical study enrollment and to support manufacturing capacity for additional clinical indications. Dana Farber has decades of cell therapy manufacturing experience and a proven track record in the manufacture of NurOwn® in the Company’s Phase 2 U.S. trial.

Our Proprietary Technology

NurOwn® technology is based on an innovative manufacturing protocol, which induces the differentiation of purified and expanded bone marrow-derived mesenchymal stem cells (“MSC”) into cells capable of releasing high levels of multiple neurotrophic factors (“MSC-NTF” cells) for neuroprotection while maintaining the intrinsic immunomodulatory effects of MSC. These factors are known to be critical for the growth, survival and differentiation of neurons, they include: glial-derived neurotrophic factor (“GDNF”); brain-derived neurotrophic factor (“BDNF”); vascular endothelial growth factor (“VEGF”); and hepatocyte growth factor (“HGF”), among others. GDNF is one of the most potent survival factors known for peripheral neurons. VEGF and HGF have been demonstrated to have important neuro-protective effects in ALS and in other neurodegenerative diseases.

Our approach to the treatment of neurodegenerative diseases with autologous adult stem cells involves a multi-step process that includes: harvesting of undifferentiated stem cells from the patient's own bone marrow; processing of cells at the manufacturing site; cryopreservation to enable multiple treatments from a single bone marrow sample; and intrathecal (“IT”) injection of MSC-NTF cells into the same patient by standard lumbar puncture. This administration procedure does not require hospitalization and has been shown to be safe and well tolerated in multiple CNS clinical trials to date. The ongoing U.S. Phase 3 ALS study is evaluating the therapeutic potential of repeated dosing (every 2 months).

The proprietary technology and manufacturing processing of NurOwn® (MSC-NTF cells) for clinical use is conducted in full compliance with current Good Manufacturing Practice (“cGMP”). The NurOwn® proprietary technology is fully licensed to and developed by Brainstorm Cell Therapeutics Ltd., our wholly-owned subsidiary (the “Israeli Subsidiary”).

The NurOwn® Transplantation Process

•	Bone marrow aspiration from the patient;
•	MSC Isolation and propagation;
•	MSC Cryopreservation;
•	MSC thawing and differentiation into neurotrophic-factor secreting (MSC-NTF; NurOwn®) cells; and
•	Autologous transplantation into the patient’s cerebrospinal fluid by IT injection (standard lumbar puncture).

Differentiation before Transplantation

The ability to induce differentiation of autologous adult mesenchymal stem cells into MSC-NTF cells before transplantation is unique to NurOwn®, making it the first-of-its-kind for the treatment of neurodegenerative diseases.

The specialized MSC-NTF cells secrete multiple neurotrophic factors that may lead to:

•	Protection of existing motor neurons;
•	Promotion of motor neuron repair; and
•	Re-establishment of functional nerve-muscle interactions.

Autologous (Self-transplantation)

The NurOwn® approach is autologous, using the patient’s own bone-marrow derived stem cells for “self-transplantation.” In autologous transplantation, there is no risk of rejection or introduction of donor antigens and no need for treatment with immunosuppressive agents, which can cause severe and/or long-term side effects. In addition, the use of adult stem cells is free of ethical controversies associated with the use of embryonic-derived stem cells in some countries.

The ALS Program

NurOwn® is currently in a Phase 3 late stage clinical development program for the treatment of ALS. It has been granted Fast Track designation by the U.S. Food and Drug Administration (“FDA”) for this indication, and has been granted Orphan Status, which provides the potential for an extended period of exclusivity, in both the U.S. and in Europe. We have completed two early stage Phase 1/2 and Phase 2 open label clinical trials of NurOwn® in patients with ALS at the Hadassah Medical Center (“Hadassah”) in Jerusalem as well as a Phase 2 double-blind, placebo-controlled, clinical study at three prestigious U.S. Medical centers, all highly experienced in the management and investigation of ALS.

Phase 1/2 Open Label Trials

The first two open-label studies were approved by the Israeli Ministry of Health (“MoH”) and the U.S. study was conducted under an FDA Investigational New Drug (“IND”) application. The first-in-human study, a Phase 1/2 safety and efficacy study of NurOwn® administered either intramuscularly or intrathecally in 12 ALS patients, was initiated in June 2011. In the Phase 2 dose-escalating study, 14 ALS patients were administered NurOwn® by a combined route of intramuscular and intrathecal administration. These studies demonstrated the safety of NurOwn® by both routes of administration and showed signs of efficacy.

In January 2016, the results of the two completed Phase 1/2 study and Phase 2 open label studies were published in JAMA Neurology. The publication presented the data showing indications of clinically meaningful benefit as reflected by a slower rate of disease progression in the period post treatment on both the ALS Functional Rating Score (“ALSFRS-R”), the industry gold standard and a well-established measure, for evaluating the functional status of patients with ALS, and Forced Vital Capacity (“FVC”), a measure of pulmonary function, as well as a positive trend on the rate of decline of muscle volume and on the compound motor axon potential (“CMAPs”). These were the first published clinical data using autologous mesenchymal stem cells, induced under culture conditions, to produce NTFs, with the potential to achieve a neuroprotective effect in ALS and modify the course of this disease.

Phase 2 Randomized Trial

The FDA-approved, randomized, double-blind, placebo controlled multi-center U.S. Phase 2 clinical trial evaluating NurOwn® in ALS patients was conducted at three clinical sites: (i) the Massachusetts General Hospital (MGH) in Boston, (ii) Massachusetts Memorial Hospital in Worcester, Massachusetts, and (iii) Mayo Clinic in Rochester, Minnesota. For this study, NurOwn® was manufactured at the Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute in Boston and at the Human Cellular Therapy Lab at the Mayo Clinic. In this study 48 patients were randomized 3:1 to receive NurOwn® or placebo.

Topline data from this Phase 2 Study were announced by the Company in July 2016. Further details were presented by investigators Dr. Robert Brown and Dr. James Berry, at the 15th Annual Meeting of the Northeast ALS Consortium (NEALS) in October 2016 and by Dr. Berry at the 27th International Symposium on ALS/MND, in Dublin, Ireland, in December 2016. Key findings from the trial were as follows:

•	The study achieved its primary objective, demonstrating that NurOwn® transplantation was safe and well tolerated. There were no discontinuations from the trial due to AEs and there were no deaths in the study. The most common adverse events (of mild or moderate severity), were transient procedure-related AEs such as headache, back pain, pyrexia arthralgia and injection-site discomfort, which were more commonly seen in the NurOwn-treated participants compared to placebo.

•	NurOwn® also achieved multiple secondary efficacy endpoints, showing evidence of a clinically meaningful benefit. Notably, response rates in the ALS functional rating scale-revised (48-point ALSFRS-R outcome measure) were higher in NurOwn®-treated subjects, compared to placebo, at all time points in the study out to 24 weeks.

•	A pre-specified responder analysis examined percentage improvements in the post treatment ALSFRS-R slope (change/month) compared to pre-treatment slope and showed that a higher proportion of NurOwn® treated participants achieved a 100% improvement in the post-treatment vs. pre-treatment slope, compared with the placebo group. This analysis also showed that a higher proportion of the NurOwn® treated participants achieved a 1.5 point per month or greater improvement in the post-treatment vs. pre-treatment ALSFRS-R slope, compared with the placebo group.

•	The beneficial treatment effects were greater in the rapid progressor subgroup (pretreatment ALSFRS-R declined by 2 or more points in the three months pre-treatment).

•	As an important confirmation of the biological action of NurOwn®, levels of neurotrophic factors and inflammatory markers were measured in the cerebral-spinal fluid (“CSF”) samples collected from patients pre- and two weeks post treatment. In the samples of those patients treated with NurOwn®, statistically significant increases in levels of neurotrophic factors VEGF, HGF and LIF and a statistically significant reduction in inflammatory markers MCP-1, SDF-1 and CHIT-1 was observed post-transplantation. Furthermore, the observed reduction in inflammatory markers correlated with clinical outcomes. These results were not seen in placebo treated patients, consistent with the proposed biological mechanism of action of NurOwn® in ALS.

•	In summary, a higher proportion of NurOwn® treated study participants, particularly those with more rapid disease progression, experienced a halt in disease progression or improvement in function, as measured by the post-treatment vs. pre-treatment ALSFRS-R slope change. These are new and meaningful ALS clinical observations that are being evaluated in the ongoing Phase 3 study using repeat dosing in ALS rapid progressors.

Phase 3 Trial

The Company completed a successful End-of-Phase 2 Meeting with the U.S. FDA and reached a general agreement to proceed to a Phase 3 trial. Importantly, the FDA accepted the key elements of the Phase 3 program (a multi-dose double-blind, placebo-controlled, multicenter trial protocol) that has been designed to support a Biologic License Application (“BLA”) for NurOwn® in ALS. The clinical trial is actively enrolling an enriched patient population based on superior outcomes observed in the Phase-2 pre-specified sub-group of rapid progressors. The primary clinical efficacy outcome measure is the ALSFRS-R score responder analysis, an outcome that evaluates the proportion of treated participants who achieve a prespecified level of improvement in the ALSFRS-R post-treatment slope. The Phase 3 trial expands biomarker evaluations to further understand their potential to predict ALS disease progression, treatment response and confirm the biology of NurOwn® in a larger study population. The study is being conducted at 6 leading U.S. medical centers, 3 of which participated in the prior Phase 2 study. Patient enrollment commenced in October 2017, at Massachusetts General Hospital followed by the other 5 study sites, including University of California Irvine Medical Center, University of Massachusetts Medical Center, Mayo Clinic in Rochester, Minnesota, the California Pacific Medical Center in San Francisco, and Cedar Sinai Medical Center in Los Angeles. All 6 sites are actively enrolling study participants. Interim safety data are expected in August 2018 and top-line efficacy data in late 2019 or early 2020. The study is registered at www.clinicaltrials.gov (Identifier NCT03280056).

The Company has developed a validated cryopreservation process for the long-term storage of MSC, that allows multiple doses of autologous NurOwn® to be created from a single bone marrow harvest procedure in the multi-dose clinical trial and avoid the need for patients to undergo repeated bone marrow aspiration. A validation study was conducted in 2017 comparing NurOwn® derived from fresh MSC to those derived from cryopreserved MSC. Company scientists were successful in showing that the MSC can be stored in the vapor phase of liquid nitrogen for prolonged periods of time, while maintaining their characteristics. Cryopreserved MSC are capable of differentiating into NurOwn®, similar to the NurOwn® derived from fresh MSC from the same patient/donor, prior to cryopreservation and maintain their key functional properties including immunomodulation and neurotrophic factor secretion.

The Company has contracted with City of Hope's Center for Biomedicine and Genetics to produce clinical supplies of NurOwn® adult stem cells for the ongoing Phase 3 clinical study. City of Hope is currently supporting the production of NurOwn® and placebo for the participants treated in the Phase 3 trial. The Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute in Boston has been also recently contracted to manufacture NurOwn® and placebo for the Phase 3 clinical study participants.

Patient Access Programs

The Company collaborated with the Tel Aviv Sourasky Medical Center (Ichilov Hospital), and jointly applied by the Israel Hospital Exemption regulatory pathway, which was adopted by the Ministry of Health (MoH) from the European Union regulation, for NurOwn® treatment of ALS. This pathway will enable the Company to make NurOwn® potentially accessible for ALS patients in Israel, for a fee. These treatments will be administered by Advanced Cell Therapies Ltd, a newly formed Israeli company and a wholly owned subsidiary of the Company’s Israeli Subsidiary.

In January 2018, the Company announced the receipt of Good Manufacturing Practice (GMP) approval from the Israel MoH for its Israeli contract manufacturing facility. The GMP certificate confirms the Company's manufacturing site compliance with Israeli GMPs which are recognized as equivalent with EU standards. This approval advances the Company’s application to the Israel MoH for the treatment of ALS patients under the Hospital Exemption regulation. The GMP certificate was granted after an inspection of the Company’s contract manufacturing facilities.

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

In 2017 and 2018, the Company was awarded aggregate grants of approximately $3.2 million from the Israel Innovation Authority (“IIA”). Year to date the Company has received approximately $1.7 million from IIA, made under the 2018 as well as under previous IIA grants.

Intellectual Property

A key element of the Company’s overall strategy is to establish a broad portfolio of patents and other methods described below to protect its proprietary technologies and products. Brainstorm is the sole licensee or assignee of 7 granted patents and 21 patent applications in the United States, Europe, and Israel, as well as in additional countries worldwide, including countries in the Far East and South America (in calculating the number of granted patents, each European patent validated in multiple jurisdictions was counted as a single patent).

In January, 2018 the European Patent Office ("EPO") issued a Notice of Intention to Grant a European-wide patent for Patent Application No. 09754337.5 which claims priority from WO 2009/144718. The allowed claims cover methods of treating ALS using mesenchymal stem cells that secrete neurotrophic factors, including brain derived neurotrophic factor (BDNF).

On January 30, 2018, the U.S. Patent and Trademark Office (“USPTO”) granted U.S. patent, No. 9,879,225 which claims priority from this same PCT application. This patent relates to methods of treating ALS and Parkinson's disease using mesenchymal stem cells that secrete neurotrophic factors, specifically glial derived neurotrophic factor (GDNF).

On June 19, 2018, the Japanese Patent Office ("JPO") issued a decision to Grant notice to a Japanese patent entitled: 'Methods of Generating Mesenchymal Stem Cells which Secrete Neurotrophic Factors” (Japanese Patent Application number 2015-526006).  The Decision to Grant notice is the final approval stage and precedes actual granting which is expected shortly. When granted, this patent is expected to provide protection for MSC-NTF cells (NurOwn®) in Japan until 2033. The allowed claims cover a method of generating cells which secrete brain derived neurotrophic factor (BDNF), glial derived neurotrophic factor (GDNF), hepatocyte growth factor (HGF) and vascular endothelial growth factor (VEGF).

Research and Development

In addition to its active clinical program in ALS, the Company is focusing on further in-depth molecular and functional characterization of NurOwn®. A study profiling NurOwn®'s unique miRNA signature was published in 2017 in Stem Cell Research & Therapy. The publication, entitled "miRNA profiling of NurOwn®: mesenchymal stem cells secreting neurotrophic factors" shows that NurOwn® MSC-NTF cells induced to secrete neurotrophic factors have both an enhanced secretion of NTFs as well as a distinct miRNA expression profile that distinguishes them from their MSC of origin. miRNAs have been shown to play critical roles in neuronal and glial cell biological processes. These findings may form the basis for the development of sensitive identity release assays for clinical trials, in vivo cell identification assays, and to elucidate MSC-NTF cells' mechanism of action in ALS and other neurodegenerative diseases.

The Company is also reviewing the potential clinical development of NurOwn® in other neurodegenerative disorders, such as progressive multiple sclerosis, Parkinson’s disease, Huntington’s disease and Rett syndrome. Research is currently ongoing to develop additional cell products which might be suitable for multiple neurodegenerative diseases.

For the Phase 3 study in ALS, the Company has improved the efficiency of NurOwn® production and improved its stability, allowing manufacturing to take place at centralized clean room facilities from which it is distributed to the clinical trial sites, where the cells are then administered to patients. The Company is also engaged in several research initiatives to further improve and scale-up manufacturing capacity and extend the shelf life of NurOwn®.

Corporate Information

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 1325 Avenue of Americas, 28th Floor, New York, NY 10019, and our telephone number is (201) 488-0460. We maintain an Internet website at http://www.brainstorm-cell.com. The information on our website is not incorporated into this Quarterly Report on Form 10-Q.

Results of Operations

For the period from inception (September 22, 2000) through June 30, 2018, the Company has not earned any revenue from operations. The Company does not expect to earn revenue from operations until the second half of 2018, if ever. The Company has incurred operating costs and other expenses of approximately $3,087,000 during the three months ended June 30, 2018 compared to $1,075,000 during the three months through June 30, 2017.

Research and Development Expenses:

Research and development expenses, net for the three months ended June 30, 2018 and 2017 were $1,481,000 and $435,000, respectively, representing an increase of $1,046,000. This increase is due to (i) an increase of $2,139,000 in connection with the U.S. Clinical Trial;(ii) an increase of $159,000 for patents, travel, rent and other activities and (iii) an increase of $66,000 for costs related to payroll and stock-based compensation expenses. This increase was partially offset by an increase of $1,318,000 in funds received from the Israel Innovation Authority (“IIA”) and CIRM in 2018, under various awarded grants.

Excluding funds received from IIA and CIRM under the grants, research and development expenses increased by $2,364,000 from $944,000 in the second quarter of 2017 to $3,308,000 in the second quarter of 2018.

General and Administrative Expenses:

General and administrative expenses for the three months ended June 30, 2018 and 2017 were $1,606,000 and $640,000, respectively. The increase in general and administrative expenses of $966,000 is primarily due to (i) an increase of $745,000 in payroll costs and stock-based compensation expenses; (ii) an increase of $91,000 in PR and stock management cost and (iii) an increase of $130,000 in consultants, rent and other costs.

Other Income and Expenses:

Financial expense for the three months ended June 30, 2018 was $4,000 as compared to financial income of $35,000 for the three months ended June 30, 2017.

Net Loss:

Net loss for the three months ended on June 30, 2018 was $3,091,000, as compared to a net loss of $1,040,000 for the three months ended June 30, 2017. Net loss per share for the three months ended June 30, 2018 and 2017 was $0.16 and $0.06, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended June 30, 2018 was 19,505,157, compared to 18,738,496 for the three months ended June 30, 2017.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants and the issuance of convertible promissory notes. At June 30, 2018, the Company had net working capital of $11,416,000 including cash, cash equivalents and short-term bank deposits amounting to $17,439,000.

Cash, Cash equivalents (including short-term bank deposits) and cash commitments (including the final installment under the 2017 IIA grant at amount of approximately $800,000) amounted to approximately $18,200,000.

Net cash provided by operating activities was $55,000 for the three months ended June 30, 2018. Cash derived from operating activities was primarily attributed to increase in deferred grant income, decrease in accounts receivables and pre-paid expenses as well as increase in trade payables. Net cash used in investing activities was $13,033,000 for the three months ended June 30, 2018, representing net increase in short term interest bearing bank deposits. Net cash provided by financing activities was $11,994,000 for the three months ended June 30, 2018 and is attributable to the exercise and reissuance of warrants on June 6th, 2018.

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

There were no significant changes to our critical accounting policies during the quarter ended June 30, 2018. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 6, 2018, the Company entered into a Warrant Exercise Agreement (the “Warrant Exercise Agreement”) with certain holders (the “Holders”) of warrants (the “2015 Warrants”) to purchase Company Common Stock, which 2015 Warrants were originally issued in the Company’s January 8, 2015 private placement. Pursuant to the Warrant Exercise Agreement, the Holders exercised their 2015 Warrants for a total of 2,458,201 shares of Common Stock (the “Exercised Shares”) at an amended exercise price of $5.00 per share. The warrant exercises generated gross cash proceeds to the Company of $12,291,005.00. For each 2015 Warrant exercised, the Company issued 1 new warrant to the Holders to purchase an equal number of unregistered shares of Common Stock, at an exercise price of $9.00, with an expiration date of December 31, 2020 (the “New Warrants”). Certain Holders of New Warrants also entered into a Share Cap Agreement with the Company, whereby the Holders agreed to a 6-month delay (from the date of issuance) in exercisability of any shares at or in excess of the 20% limitation on the size of the entire transaction contained in Nasdaq Listing Rules.

The Warrant Exercise Agreement also requires that to the extent that a Holder’s exercise of 2015 Warrants would result in such Holder exceeding the Beneficial Ownership Limitation (as defined in the 2015 Warrants), such excess warrant shares shall be held for the benefit of such Warrant Holder until such time as its right thereto would not result in the Holder exceeding the Beneficial Ownership Limitation. As of June 30, 2018, 899,999 shares were held in abeyance.

The Holders agreed that, subject to limited exceptions, for the 90 days following the date of the Warrant Exercise Agreement (the “Restricted Period”), neither the Company nor any Subsidiary will issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock, without the prior written consent of all of the Holders of the warrant shares. The Company also agreed that during the time the New Warrants are unexercised, the Company will not enter into any agreements with any holder of 2015 Warrants with more favorable terms, without the consent of the Holders of a majority of the warrant shares then exercisable under all outstanding Warrant Exercise Agreements.

The Company also agreed to file a registration statement covering the resale of the additional shares of Common Stock underlying the New Warrants. If the Company does not comply with the registration rights provisions in the Warrant Exercise Agreement, the Holders will have the option of cashless exercise of the New Warrants as their sole remedy.

The New Warrants have not been registered under the Securities Act of 1933, as amended (the Securities Act), or state securities laws. The Exercised Shares have been registered for resale on the Company’s registration statement on Form S-3 (File No. 333-201704). The issuance of the Exercised Shares and New Warrants was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

The Company and the Holders also entered into Leak-Out Agreements (the “Leak-Out Agreement”) pursuant to which neither Holders nor certain of their affiliates would collectively sell, dispose of or otherwise transfer, directly or indirectly, on any day on which the Nasdaq Capital Market is open for trading during the Restricted Period (any such date, a “Date of Determination”), shares of the Company’s Common Stock in an amount more than an aggregate 30% of the trading volume of Common Stock as reported by Bloomberg, LP for the applicable Date of Determination.

Item 5. Other Information.

During the quarter ended June 30, 2018, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

On July 17, 2018, the Governance, Nominating and Compensation Committee of the Board of Directors of the Company approved a $500,000 discretionary cash bonus payment to Chaim Lebovits, the Company’s President and Chief Executive Officer, in recognition of his recent contributions to the Company.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: July 23, 2018	By:	/s/ Eyal Rubin
Name: Eyal Rubin
Title: EVP, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Form of Warrant, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 7, 2018 (File No. 001-36641).

10.2	Warrant Exercise Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2018 (File No. 001-36641).

10.3	Leak-Out Agreement, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2018 (File No. 001-36641).

10.4*	Share Cap Agreement.

31.1*	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

‡	Furnished herewith