Form 10-K
period 2018-12-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2019-03-29
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), was $71,031,012.

As of March 28, 2019, the number of shares outstanding of the registrant's Common Stock, $0.00005 par value per share, was 29,490,610.

BRAINSTORM CELL THERAPEUTICS INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2018

PART I

SPECIAL NOTE

Unless otherwise specified in this Annual Report on Form 10-K, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “Brainstorm,” “we,” “us” or “our”) and its potential future business operations and performance, including statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2019, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broad acceptance as a treatment option for ALS or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, and other factors described under “Risk Factors” in this annual report on Form 10-K for the fiscal year ended December 31, 2018. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report, in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

Item 1.	BUSINESS.

Company Overview

•	Brainstorm Cell Therapeutics Inc. is a leading biotechnology company committed to the development and commercialization of best-in-class autologous cellular therapies for the treatment of neurodegenerative diseases including: Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease); Progressive Multiple Sclerosis (“PMS”); and Parkinson’s disease (“PD”).

•	NurOwn® leverages proprietary cell culture methods to induce autologous bone marrow-derived mesenchymal stem cells (MSCs) to secrete high levels of neurotrophic factors (NTFs), modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function.

•	Our wholly-owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (“Israeli Subsidiary”), holds exclusive rights to commercialize NurOwn® technology through a licensing agreement with Ramot (“Ramot”), the technology transfer company of Tel Aviv University, Israel.

•	NurOwn® has a strong and comprehensive intellectual property portfolio.

•	NurOwn® was granted Fast Track designation by the U.S. Food and Drug Administration (FDA) and Orphan Drug status by the FDA and the European Medicines Agency (EMA) for ALS. For more information, visit BrainStorm's website at www.brainstorm-cell.com.

•	Brainstorm Cell Therapeutics Inc. currently employs 31 employees in the United States and in Israel.

2018 and Recent Highlights

•	The Company has made significant progress in 2018, advancing the NurOwn® ALS Phase 3 clinical trial at all 6 U.S. investigative sites (Mass General Hospital, UMass, Mayo Clinic, CPMC, Cedars Sinai and UC Irvine). Approximately 50% of the participants in this randomized, double-blind, placebo-controlled, repeat-dose clinical trial are currently enrolled. This clinical trial builds upon promising efficacy seen in 3 prior early-stage ALS clinical trials, including a U.S. randomized placebo-controlled Phase 2 trial. We expect to complete NurOwn® ALS Phase 3 study enrollment of US & Canadian ALS trial participants by mid-2019 and the trial is expected to generate data for a BLA filing to support FDA approval of NurOwn® in ALS.

•	The Phase 3 ALS trial pre-specified interim safety analysis by an independent Data Safety Monitoring Board (DSMB) was successfully completed in August 2018.

•	We effectively doubled our manufacturing capabilities by contracting the (Connell and O'Reilly Families) Cell Manipulation Core Facility (CMCF), at the Dana-Farber Cancer Institute (DFCI) in Boston as a second U.S. manufacturing site to supply NurOwn® and placebo for the ongoing Phase 3 ALS trial (www.clinicalTrials.gov Identifier: NCT03280056) and to support additional clinical indications. DFCI has decades of cell therapy manufacturing experience and a proven track record of manufacturing NurOwn® for the Company’s U.S. Phase 2 ALS trial

•	The Company was granted FDA approval for its NurOwn® IND Application for Progressive Multiple Sclerosis indication (www.clinicalTrials.gov Identifier NCT03799718). In March, 2019, we enrolled the first patient in a Phase 2 open-label, multicenter study of repeated intrathecal administration of autologous MSC-NTF cells in participants with progressive Multiple Sclerosis (MS), and plan to continue enrolling at 5 leading U.S. MS centers in the second quarter of 2019.

•	The Company received gross cash proceeds of approximately $12.3 million in a warrant exercise transaction with certain existing Company warrant holders.

•	We strengthened our operational and executive teams in 2018 with the appointment of Susan Ward Ph.D. as Head of Clinical Operations (from Pfizer); Joseph Petroziello as Vice President of Scientific and Corporate Communications (from Juno); and Arturo Araya in the capacity of Chief Commercial Officer (previously at Novartis). Mr. Araya served as a member of the Company’s Board of Directors (the “Board”) from February 2017 through November 2018. These individuals were chosen for their deep neuroscience and/or cell therapy experience, significant industry expertise and long track record of industry achievements.

•	Our Board was also strengthened in 2018 with the addition of Anthony Polverino, Ph.D. Dr. Polverino is EVP, Early Development and Chief Scientific Officer of Zymeworks Inc. Dr. Polverino is a highly accomplished senior biopharmaceutical executive with more than 25 years' industry experience in drug research and development. Dr. Polverino replaced Dr. Robert Shorr who left the Board.

•	We received Good Manufacturing Practice (GMP) approval from the Israel Ministry of Health (MoH) for our Israeli contract manufacturing facility at the Hadassah Medical Center in Jerusalem. The GMP certificate confirms the Company's manufacturing site compliance with Israeli GMPs which are in line with EU standards. This approval also supports an application to the Israel Ministry of Health (MoH) for the treatment of ALS patients under the Hospital Exemption regulation. The GMP certificate was granted after a thorough review of the Company’s contract manufacturing facilities.

NurOwn® Proprietary Technology

NurOwn® technology is based on an innovative manufacturing protocol, which induces the differentiation of purified and expanded bone marrow-derived mesenchymal stem cells (“MSC”) and consistently generates cells that release high levels of multiple neurotrophic factors (“MSC-NTF” cells) to modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function. These factors are known to be critical for the growth, survival and differentiation of neurons, including: glial-derived neurotrophic factor (“GDNF”); brain-derived neurotrophic factor (“BDNF”); vascular endothelial growth factor (“VEGF”); and hepatocyte growth factor (“HGF”), among others. GDNF is one of the most potent survival factors for peripheral motorneurons. VEGF and HGF have demonstrated important neuroprotective effects in ALS and other neurodegenerative diseases.

NurOwn® manufacturing involves a multi-step process that includes: harvesting and isolating undifferentiated stem cells from the patient's own bone marrow; processing of cells at the manufacturing site; cryopreservation to enable multiple treatments from a single bone marrow sample; and intrathecal (“IT”) injection of MSC-NTF cells into the same patient by standard lumbar puncture. This administration procedure does not require hospitalization and has been shown to be safe and well tolerated in multiple CNS clinical trials to date. The ongoing NurOwn® U.S. Phase 3 ALS study is evaluating the therapeutic potential of repeated dosing (three doses at bi-monthly intervals).

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

Differentiation before Transplantation

The ability to induce autologous adult mesenchymal stem cells into differentiated MSC-NTF cells makes NurOwn® uniquely suited for the treatment of neurodegenerative diseases.

The specialized MSC-NTF cells secrete multiple neurotrophic factors and immunomodulatory cytokines that may result in:

•	Protection of existing neurons;
•	Promotion of neuronal repair;
•	Neuronal functional improvement; and
•	Immunomodulation and reduced neuroinflammation.

Autologous (Self-transplantation)

The NurOwn® technology platform is autologous, using the patient’s own bone-marrow derived stem cells for “self-transplantation.” In autologous transplantation, there is no introduction of unrelated donor antigens that may lead to alloimmunity, no risk of rejection and no need for treatment with immunosuppressive agents, which can cause severe and/or long-term side effects. In addition, the use of adult stem cells is free of several ethical concerns associated with the use of embryonic-derived stem cells in some countries.

The ALS Clinical Program

NurOwn® is currently in a Phase 3 late stage clinical development program for the treatment of ALS. It has been granted Fast Track designation by the U.S. Food and Drug Administration (“FDA”) for this indication, and has been granted Orphan Drug Status, in the U.S. and Europe, which provides the potential for an extended period of exclusivity. We have completed two early stage Phase 1/2 and 2 open-label clinical trials of NurOwn® in patients with ALS at the Hadassah Medical Center (“Hadassah”) in Jerusalem as well as a Phase 2 double-blind, placebo-controlled, clinical trial at three prestigious U.S. Medical centers, all highly experienced in the management and investigation of ALS.

Phase 1/2 ALS Open Label Trials

The first two open-label trials were approved by the Israeli Ministry of Health (“MoH”). The first-in-human trial, a Phase 1 safety and efficacy trial of NurOwn® administered either intramuscularly or intrathecally in 12 ALS patients, was initiated in June 2011. In the Phase 2 dose-escalating study, 14 ALS patients were administered NurOwn® by a combined route of intramuscular and intrathecal administration. These studies demonstrated the safety of NurOwn® by both routes of administration and showed preliminary signs of efficacy.

In January 2016, the results of the two completed Phase 1/2 study and Phase 2 open label trials were published in JAMA Neurology. This demonstrated a slower rate of disease progression following MSC-NTF cell transplantation as measured by the ALS Functional Rating Score (“ALSFRS-R”), the gold standard for the evaluation of ALS functional status, and Forced Vital Capacity (“FVC”), a measure of pulmonary function, as well as positive trends in the rate of decline of muscle volume and the compound motor axon potential (“CMAPs”). This was the first published clinical data using autologous mesenchymal stem cells, induced under culture conditions to produce NTFs, with the potential to deliver a combined neuroprotective and immunomodulatory therapeutic effect in ALS and potentially modify the course of this disease.

Phase 2 ALS Randomized Trial

The Phase 2 U.S. study was conducted under an FDA Investigational New Drug (“IND”) application. This randomized, double-blind, placebo-controlled multi-center U.S. Phase 2 clinical trial evaluating NurOwn® in ALS patients was conducted at three clinical sites: (i) the Massachusetts General Hospital (MGH) in Boston, (ii) Massachusetts Memorial Hospital in Worcester, Massachusetts, and (iii) Mayo Clinic in Rochester, Minnesota. For this trial, NurOwn® was manufactured at the Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute in Boston and at the Human Cellular Therapy Lab at the Mayo Clinic. In this study, 48 patients were randomized 3:1 to receive NurOwn® or placebo.

Topline data from this Phase 2 Study were announced by the Company in July 2016. Further details were presented by investigators Dr. Robert Brown and Dr. James Berry, at the 15th Annual Meeting of the Northeast ALS Consortium (NEALS) in October 2016 and by Dr. Berry at the 27th International Symposium on ALS/MND, in Dublin, Ireland, in December 2016. Key findings from the trial were as follows:

•	The study achieved its primary objective, demonstrating that NurOwn® transplantation was safe and well-tolerated. There were no discontinuations from the trial due to AEs and there were no deaths in the study. The most common adverse events (of mild or moderate severity), were transient procedure-related AEs such as headache, back pain, pyrexia arthralgia and injection-site discomfort, which were more commonly seen in the NurOwn®-treated participants compared to placebo.

•	NurOwn® achieved multiple secondary efficacy endpoints, showing evidence of a clinically meaningful benefit. Notably, response rates in the ALS functional rating scale (48-point ALSFRS-R outcome measure) were higher in NurOwn®-treated participants, compared to placebo, at all study timepoints over 24 weeks.

•	A pre-specified responder analysis examined percentage improvements in the post treatment ALSFRS-R slope (change/month) compared to pre-treatment slope and demonstrated that a higher proportion of NurOwn® treated participants achieved a 100% improvement in the post-treatment vs. pre-treatment slope, compared to the placebo group. This analysis also demonstrated that a higher proportion of the NurOwn® treated participants achieved a 1.5 point per month or greater improvement in the post-treatment vs. pre-treatment ALSFRS-R slope, compared to the placebo group.

•	The beneficial treatment effects were greater in the rapid progressor subgroup (in which pretreatment ALSFRS-R declined by 2 or more points in the three months pre-treatment).

•	As an important confirmation of NurOwn®’s mechanism of action, levels of neurotrophic factors and inflammatory markers were measured in the cerebrospinal fluid (“CSF”) samples collected from participants pre and two weeks post treatment. In the samples of those participants treated with NurOwn®, statistically significant increases in levels of neurotrophic factors VEGF, HGF and LIF and a statistically significant reduction in inflammatory markers MCP-1, SDF-1 and CHIT-1 were observed post-transplantation. Furthermore, the observed reduction in inflammatory markers correlated with ALS functional improvements. These clinical-biomarker correlations were not seen in placebo-treated participants, consistent with the proposed combined neuroprotective and immunomodulatory mechanism of action of NurOwn® in ALS.

•	In summary, a higher proportion of NurOwn® treated participants, particularly those with more rapid disease progression, experienced stabilization or improvement in ALS function, as measured by the post-treatment vs. pre-treatment ALSFRS-R slope change. These are new and meaningful ALS clinical observations that are being evaluated in the ongoing Phase 3 study using repeat dosing in ALS rapid progressors.

Phase 3 ALS Clinical Trial

Following successful completion of the Phase 2 study, the Company is currently enrolling a Phase 3 trial (a multi-dose double-blind, placebo-controlled, multicenter trial protocol) that has been designed to generate data to support a Biologic License Application (“BLA”) for NurOwn® in ALS. The clinical trial is actively enrolling an enriched patient population of rapid progressors (~50% of ALS patients) based on superior outcomes observed in the Phase-2 pre-specified sub-group.

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

The independent Data Safety Monitoring Board (“DSMB”) for the study completed its pre-specified interim analysis of safety outcomes for the first 31 participants treated with NurOwn® in the Phase 3 trial in ALS (NCT03280056) in August. The DSMB indicated there were no significant safety concerns and recommended that the trial continue, as planned without any modifications to the study protocol.

Top-line efficacy data is expected in the first half of 2020. The study is registered at www.clinicaltrials.gov (ClinicalTrials.gov Identifier: NCT03280056).

The Company has developed a validated cryopreservation process for the long-term storage of MSC, that allows multiple doses of NurOwn® to be created from a single bone marrow harvest procedure in the multi-dose clinical trial and to avoid the need for patients to undergo repeated bone marrow aspiration. A validation study was conducted in 2017 comparing NurOwn® derived from fresh MSC to those derived from cryopreserved MSC. Company scientists were successful in showing that the MSC can be stored in the vapor phase of liquid nitrogen for prolonged periods of time, while maintaining their characteristics. Cryopreserved MSC are capable of differentiating into NurOwn®, similar to the NurOwn® derived from fresh MSC from the same patient/donor, prior to cryopreservation and maintain their key functional properties including immunomodulation and neurotrophic factor secretion.

The Company has contracted with City of Hope's Center for Biomedicine and Genetics to produce clinical supplies of NurOwn® adult stem cells for the ongoing Phase 3 clinical study. City of Hope is currently supporting the production of NurOwn® and placebo for the participants treated in the Phase 3 trial. The Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute in Boston has also been contracted to manufacture NurOwn® and placebo for Phase 3 clinical study participants, and commenced manufacturing in October 2018.

Patient Access Programs (ALS)

The Company collaboratively with the Tel Aviv Sourasky Medical Center (Ichilov Hospital), received an approval for Israel Hospital Exemption regulatory pathway, which was adopted by the Ministry of Health (MoH) from the European Union regulation, for NurOwn® treatment of ALS. This pathway will enable the Company to make NurOwn® potentially accessible for ALS patients in Israel, for a fee.

NurOwn in Progressive Multiple Sclerosis

On December 15, 2018 the FDA approved the Company's IND to conduct a Phase 2 open label trial of repeated intrathecal administration of NurOwn® in progressive MS (www.clinicaltrials.gov Identifier NCT03799718). This clinical trial will be conducted at 5 leading US MS centers. The trial enrolled the first study participant in the first quarter of 2019 and is expected to generate top line data in mid-2020.

Non-Dilutive Funding

In July 2017, the Company was awarded a grant in the amount of $15,912,000 from CIRM to aid in funding the Company’s pivotal Phase 3 study of NurOwn®, for the treatment of ALS. To date, the Company has received $12,550,000 of the CIRM grant: $7,050,000 was received in 2017 and an additional $5.5 million was received during 2018. The grant does not bear a royalty payment commitment nor is the grant otherwise refundable.

In 2017 and 2018, the Company was awarded aggregate grants of approximately $3.2 million from the Israel Innovation Authority (“IIA”). To date the Company has received approximately $2 million from IIA, made under the 2018 as well as under previous IIA grants.

Intellectual Property

A key element of the Company’s overall strategy is to establish a broad portfolio of patents and other methods described below to protect its proprietary technologies and products. Brainstorm is the sole licensee or assignee of 12 granted patents 2 allowed patents and 19 patent applications in the United States, Europe, and Israel, as well as in additional countries worldwide, including countries in the Far East and South America (in calculating the number of granted patents, each European patent validated in multiple jurisdictions was counted as a single patent).

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

In July, 2018, the European Patent Office ("EPO") granted a Europe-wide patent for Patent No 2285951, which claims priority from WO 2009/144718. The allowed claims cover methods of treating ALS using mesenchymal stem cells that secrete neurotrophic factors, including brain derived neurotrophic factor (BDNF). This patent will provide protection for MSC-NTF cells (NurOwn®) in the EU validated states until 2029.

The Japanese Patent Office ("JPO") has granted Japanese patent No. 6,362,596, entitled: 'Methods of Generating Mesenchymal Stem Cells which Secrete Neurotrophic Factors” (sealing date July 6, 2018). This patent will provide protection for MSC-NTF cells (NurOwn®) in Japan until 2033.The allowed claims cover a method of generating cells which secrete brain derived neurotrophic factor (BDNF), glial derived neurotrophic factor (GDNF), hepatocyte growth factor (HGF) and vascular endothelial growth factor (VEGF).

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

On October 10th 2018 the European Patent Office allowed the European Patent Application No. 13164650.7 titled “Mesenchymal stem cells for the treatment of CNS diseases" which claims priority from WO 2009/144718. The allowed claims cover the isolated cells as well as their use in the manufacture of a medicament for treating a CNS disease or disorder (selected from the group consisting of Parkinson's, multiple sclerosis, epilepsy, amyotrophic lateral sclerosis, stroke, autoimmune encephalomyelitis, diabetic neuropathy, glaucomatous neuropathy, Alzheimer's disease and Huntingdon's disease)

In December 2018, the Israel Patent Office granted a patent titled “Methods of Generating Mesenchymal Stem Cells which Secrete Neurotrophic Factors.” The allowed claims cover the method of generating the cells, the cells generated according to the method of manufacturing, and the use of the cells for preparation of a medicament for treating a disease (including a neurodegenerative disease, a neurological and an immune disease)

Scientific presentations in 2018

On January 19th, at the 8th Annual California Research Summit at Stanford University in Palo Alto, CA, Brainstorm's Chief Medical Officer, Dr. Ralph Kern, made an oral presentation entitled, “NurOwn ALS Phase 3 Study Update”.

At the 70th Annual American Academy of Neurology Meeting in Los Angeles CA, Dr. Merit Cudkowicz, Neurology Chair at the Massachusetts General Hospital and Brainstorm's Chief Operating & Chief Medical Officer, Dr. Ralph Kern made oral scientific presentations on the Phase 2 ALSFRS-R subscale responder analyses and CSF micro-RNA biomarker analyses, respectively.

On April 29th, at the 14th Annual ALS Canada Research Forum, Brainstorm's Chief Medical Officer, Dr. Ralph Kern, made a scientific presentation entitled, “BrainStorm Phase 2 results & Phase 3 setup”.

On August 8th, at the Role of Innate Immunity, Glia, Neurons, and the Blood-Brain Barrier in the Pathogenesis of Neurodegeneration, Gordon Research Conference in Castelldefels, Spain, Brainstorm's Chief Medical Officer, Dr. Ralph Kern, made a scientific presentation entitled, “Development of MSC-NTF Cell Exosomes for the Treatment of Neurodegenerative Disease”.

On September 12th, Brainstorm's Chief Medical Officer, Dr. Ralph Kern, presented at the FDA Rare disease workshop in Washington, D.C. Presentation entitled: “ALS Case Study: Clinical Trial Designs for Small Patient Populations”.

On October 3rd, Dr. James Berry (MGH, Boston) presented a clinical poster entitled, “MicroRNA Changes in the NurOwn® Phase 2 ALS Randomized Clinical Trial: Relationship to Neuroprotection and Innate Immunity” at the Annual Northeast Amyotrophic Lateral Sclerosis (NEALS) Conference. The poster won the NEALS' conference 'Best Clinical Poster' award.

On November 7th, Brainstorm's Chief Medical Officer, Dr. Ralph Kern, presented a scientific abstract at the Society for Neuroscience in San Diego CA, entitled ‘Development of MSC-NTF cell exosomes for the treatment of neurodegenerative diseases’.

On December 7th, Dr. Namita Goyal, Associate Clinical Professor and Director of the Neuromuscular Medicine Fellowship Program for the Department of Neurology at UCI Health, Irvine CA, presented a scientific abstract entitled, “A Systematic Review of Enrichment Strategies for Current Clinical Trials in ALS,” in the Clinical Trials and Clinical Designs poster session.

Research and Development

In addition to its active clinical program in ALS, the Company is focusing on further in-depth molecular and functional characterization of NurOwn®. A study profiling NurOwn®'s unique miRNA signature was published in 2017 in Stem Cell Research & Therapy. The publication, entitled "miRNA profiling of NurOwn®: mesenchymal stem cells secreting neurotrophic factors" shows that NurOwn® MSC-NTF cells induced to secrete neurotrophic factors have both an enhanced secretion of NTFs as well as a distinct miRNA expression profile that distinguishes them from their MSC of origin. miRNAs have been shown to play critical roles in neuronal and glial cell biological processes. These findings may form the basis for the development of sensitive identity release assays for clinical trials, in vivo cell identification assays, and to elucidate MSC-NTF cells' mechanism of action in ALS and other neurodegenerative diseases. On August 23, 2018 the Company announced a positive Phase 3 interim safety analysis by the Data Safety Monitoring Board (DSMB). There were no significant safety issues and the DSMB recommended that the trial continue as planned. Confirmation of the safety of repeated injections in the first cohort of 62 active study subjects is an important milestone for the Company.

The Company is also reviewing the potential for clinical development of NurOwn® in other neurodegenerative disorders, such as Parkinson’s disease, Huntington’s disease and Rett syndrome. Research is currently ongoing to develop additional derivative cell products which might be suitable for multiple neurodegenerative diseases.

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

History

In 2004, the Company entered into a research and license agreement with Ramot to acquire certain stem cell technology, commenced development of novel cell therapies for neurodegenerative diseases, and discontinued its previous business selling digital data recorders. The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. In Israel. On February 19, 2013, the Israeli Subsidiary formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics UK Ltd., in the United Kingdom and on June 21, 2018, the Israeli Subsidiary formed its wholly-owned subsidiary, Advanced Cell Therapies Ltd. A reverse stock split of the Company’s shares of Common Stock by a ratio of 1-for-15 was effected after market close on September 15, 2014, in connection with the September 30, 2014 listing of the Company’s Shares of Common Stock on the NASDAQ Capital Market. Unless otherwise indicated, all share numbers and exercise prices in this Annual Report on Form 10-K are split-adjusted.

The Company’s Common Stock trades on the NASDAQ Capital Market under the ticker symbol “BCLI.”

Company Business Strategy

Our business strategy is to develop and commercialize NurOwn® for the treatment of neurodegenerative disease. The highest company priority is rapid execution of the U.S. randomized, double-blind, placebo-controlled ALS Phase 3 trial and initiation of the Phase 2 clinical trial in progressive MS. Both clinical programs are expected to read out in mid-2020.

We are also leveraging strong existing pre-clinical data in several neurodegenerative diseases, to advance innovative IND-enabling pre-clinical programs in several neurodegenerative disease and we are engaging scientific and regulatory experts and our scientific advisory board to identify and pursue the most attractive scientific, clinical and business opportunities. The Company is actively engaged in several ongoing development projects with the goal of increasing the scale and efficiency of NurOwn® manufacturing. We are also preparing our manufacturing and supply chain systems for commercial launch.

Therefore, our core business strategy is to fully execute the Phase 3 Clinical Trial, generate the highest quality clinical trial data and submit a BLA for NurOwn® in ALS. We may also choose to seek a strategic partnership with a pharmaceutical or biotechnology company for the global commercialization of NurOwn® for ALS, or to support the execution of additional BLA-enabling clinical programs in other neurodegenerative diseases.

NurOwn® in CNS Disease

We are strategically focused on fully executing the clinical development of NurOwn® in ALS and progressive MS as well as continuing our pre-clinical evaluation of the NurOwn® technology platform in other CNS disorders based on a broad preclinical experience in ALS, Parkinson’s Disease, Huntington’s Disease, MS and Autism.

Amyotrophic Lateral Sclerosis (ALS)

ALS, often referred to as “Lou Gehrig's disease,” is a progressive neurodegenerative disease that primarily affects motor nerve cells in the brain and the spinal cord. Motor neurons reach from the brain to the spinal cord and from the spinal cord to the muscles throughout the body. The progressive degeneration of the motor neurons in ALS patients lead to progressive weakness, respiratory failure and eventually, death. The median survival for ALS patients is between 2 and 5 years from the onset of symptoms. Across the world, the prevalence of ALS is approximately 4-7 per 100,000. It is estimated that as many as 30,000 Americans have the disease at any given time, with about 51,000 individuals affected in the territory of the European Single Market. Estimated annual treatment and health care costs for advanced stage patients can be as high as $100,000-$200,000 per annum.

Treatment decisions are typically determined by the patient's symptoms, preferences and the stage of the disease. Approved disease modifying medications include:

•	Riluzole –approved by the FDA to treat ALS. Riluzole extends the time to death or ventilation by several months; however, it has not been shown to improve the daily functioning of ALS patients.

•	Radicava (Edaravone) – a free radical scavenger- recently approved by FDA (May 2017) based on a single Phase 3 study carried out in Japan.

Progressive Multiple Sclerosis (PMS)

Progressive Multiple Sclerosis (PMS) is characterized by the relentless accumulation of central nervous system injury due to peripheral and compartmentalized inflammation, demyelination, axonal damage, and neuronal degeneration and results in increasing motor, visual, and cognitive impairment and significant disability that impacts daily living, employment, and socioeconomic status. There is currently no effective regenerative therapy for this disabling disease that affects approximately one million individuals in the US.

There are currently over 2.3 million people with MS worldwide, with roughly 1 million of these patients located in the U.S. Over 10,000 new cases are diagnosed annually in the U.S., mostly affecting women between the ages of 20 and 50. Annual drug treatment costs for MS can be as much as $80,000 a year per patient.

The lack of safe and effective therapies in progressive MS, the intrinsic immunomodulatory properties of MSC-NTF cells and the potential of MSC-NTF secreted neurotrophic factors to promote neuronal repair and remyelination makes NurOwn® an attractive treatment option to evaluate in PMS.

Parkinson’s Disease (PD)

PD is a chronic, progressive neurodegenerative disorder in which dopamine-producing neurons residing in the Substantia Nigra region of the brain undergo degeneration and eventually die, resulting in progressive impairment in movement and gait. Multiple other cell types throughout the central and peripheral autonomic nervous system are also involved and the disease is associated with many non-motor symptoms that add to overall disability. The cause of the disease is presently unknown.

PD is the second-most common neurodegenerative disorder. Over 7 million people worldwide suffer from PD, of whom about one million are in the United States. Most people are diagnosed with the disease between the ages of 55 and 65 and about 85% of people with PD are over the age of 65. Prevalence of PD is increasing in line with the general aging of the population. The total economic burden of the disease has been estimated by the National Parkinson Foundation to exceed $14 billion annually in the U.S. alone.

Treatment of PD primarily comprises symptomatic treatment through dopamine replacement, either directly (Levodopa), with dopamine mimetics or by inhibition of its breakdown. These treatments focus on treating the symptoms of the disease and are not a cure for PD. Levodopa has a propensity to cause serious motor response complications with long-term use such as on-off phenomenon, motor fluctuations and involuntary movements. Moreover, effective drug dosage often requires gradual increase, leading to more adverse side effects and eventual resistance to its therapeutic action. This greatly limits patient benefit. Therefore, physicians and researchers have sought Levodopa-sparing strategies in patients with early-stage disease to delay the need for Levodopa.

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

There is a great unmet need for novel approaches towards the effective management of PD and the MSC-NTF cell technology platform represents a promising approach.

Intellectual Property

We are committed to the protection of our technology and intellectual property with patents and other methods described below.

We are the sole licensee or assignee of 12 granted patents 2 allowed patents and 21 patent applications in the United States, Europe, and Israel, as well as in additional countries worldwide, including countries in the Far East and South America (in calculating the number of granted patents, each European patent validated in multiple jurisdictions was counted as a single patent).

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

On January 30, 2018, the U.S. Patent and Trademark Office (“USPTO”) granted US patent, No. 9,879,225 which claims priority from this same PCT application This patent relates to methods of treating amyotrophic lateral sclerosis (ALS) and Parkinson's disease using mesenchymal stem cells that secrete neurotrophic factors, specifically glial derived neurotrophic factor (GDNF).

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

A subsequent divisional patent application therefrom was granted on October 25, 2016 as United States Patent No. 9,474,787 titled "Mesenchymal Stem Cells for the Treatment of CNS Diseases. The granted claims cover mesenchymal stem derived-cells that secrete neurotrophic factors, including brain-derived neurotrophic factor (BDNF) and glial derived neurotrophic factor (GDNF), as well as pharmaceutical compositions comprising these factors.

In September 2015, we were granted patent No. 209604 by Israel’s Patent Office for our application titled “Mesenchymal stem cells for the treatment of CNS diseases " which claims priority from WO 2009/144718. The claims cover the cell composition itself, the method of generating and the use of the cells for treating any CNS disease or disorder.

In July, 2018, the European Patent Office ("EPO") granted a Europe-wide patent for Patent No 2285951, which claims priority from WO 2009/144718. The allowed claims cover methods of treating ALS using mesenchymal stem cells that secrete neurotrophic factors, including brain derived neurotrophic factor (BDNF). This patent will provide protection for MSC-NTF cells (NurOwn®) in the EU validated states until 2029.

In August, 2018, the USPTO granted US Patent No 10,052,363 which relates to methods of treating ALS, Parkinson's disease and Huntington Disease with NurOwn®. This patent will provide protection for MSC-NTF cells (NurOwn®) in the US until 2029.

On August 6, 2013, an International Patent Application (Publication No. WO 2014/024183) was filed entitled "Methods of generating Mesenchymal stem cells which secrete neurotrophic factors". National phase applications were filed in the US, Europe, Hong Kong, Canada, Brazil, Japan and Israel.

On July 6, 2018, the Japanese Patent Office ("JPO") granted Japanese patent No. 6,362,596, entitled: 'Methods of Generating Mesenchymal Stem Cells which Secrete Neurotrophic Factors” which claims priority from WO 2014/024183. This patent will provide protection for MSC-NTF cells (NurOwn®) in Japan until 2033.The allowed claims cover a method of generating cells which secrete brain derived neurotrophic factor (BDNF), glial derived neurotrophic factor (GDNF), hepatocyte growth factor (HGF) and vascular endothelial growth factor (VEGF).

On August 24, 2018, the U.S. Patent and Trademark Office (“USPTO”) granted US Patent No. 10,046,010 titled 'Methods of Generating Mesenchymal Stem Cells which Secrete Neurotrophic Factors'. Allowed claims cover the method for generating MSC-NTF cells (NurOwn®) in industrial amounts for clinical practice. This patent will provide protection for MSC-NTF cells (NurOwn®) in the US until 2033.

On October 10th 2018 the European Patent Office allowed the European Patent Application No. 13164650.7 titled “Mesenchymal stem cells for the treatment of CNS diseases" which claims priority from WO 2009/144718. The allowed claims cover the isolated cells as well as their use in the manufacture of a medicament for treating a CNS disease or disorder (selected from the group consisting of Parkinson's, multiple sclerosis, epilepsy, amyotrophic lateral sclerosis, stroke, autoimmune encephalomyelitis, diabetic neuropathy, glaucomatous neuropathy, Alzheimer's disease and Huntingdon's disease)

On December 21, 2018, the Israel Patent Office granted patent No. 237124 titled 'Methods of Generating Mesenchymal Stem Cells which Secrete Neurotrophic Factors'. Allowed claims cover the isolated population of cells, the method of manufacturing the cells, and the use of the isolated population of cells for preparation of a medicament for treating a disease (consisting of a neurodegenerative disease, a neurological disease and an immune disease etc.).

Additional PCT patent applications have been filed and National phase applications are currently under examination in several jurisdictions worldwide. Specifically, International Patent Application WO2015/121859 was filed on February 11, 2015, and WO 2018/015945 was filed on July 13, 2017.

The following table provides a description of our key patents and patent applications and is not intended to represent an assessment of claims, limitations or scope. In some cases, a jurisdiction is listed as both pending and granted for a single patent family. This is due to pending continuation or divisional applications of the granted case.

Patent Name/ Int. App. No.	Pending Jurisdictions	Allowed Jurisdictions	Granted Jurisdictions	Expiry Date
Isolated Cells and Populations Comprising Same for the Treatment of CNS Diseases/PCT/IL2006/000699	US		Europe, US	2030
Mesenchymal Stem Cells for The Treatment of CNS Diseases PCT/ IL2009/000525	US, Hong Kong	Europe, Hong Kong	US, Israel,	2032
Methods of Generating Mesenchymal Stem Cells which Secrete Neurotrophic Factors / PCT/IL2013/050660	US, Europe, Hong Kong, Israel, Canada, Brazil, Japan		US, Japan, Israel, Europe	2038
Method of Qualifying Cells /PCT IL2015/050159	US, Europe, Hong Kong, Israel, Canada, Brazil, Japan			2040
Methods of treating ALS PCT/IL2017/050801	PCT			2042

Trademarks

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

In addition to the foregoing, on April 30, 2014, the Israeli Subsidiary executed a consulting agreement (the “Offen Consulting Agreement”) with Professor Offen of Tel Aviv University, which expressly replaced their previous agreement (signed in July 2004). Pursuant to the Offen Consulting Agreement, Professor Offen granted our Israeli Subsidiary exclusive rights, title and interest in and to all work product and deliverables resulting from the provision of his services thereunder, except that any new intellectual property arising from this agreement would be deemed a joint invention that is jointly owned by both our Israeli Subsidiary and Ramot. No joint inventions resulted from this consulting agreement and it was terminated on January 18, 2018.

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

Government Regulation and Product Approval

Once fully developed, we intend to market our bone marrow derived differentiated neurotrophic-factor secreting cell products, NurOwn®, for autologous transplantation in patients by neurosurgeons in medical facilities in the U.S., Europe, Japan and Israel.

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

Third Party Payor Coverage and Reimbursement

Coverage and reimbursement status of any approved therapy carries uncertainty and risk. In both the United States and foreign markets, our ability to commercialize our stem cell therapies successfully, and to attract commercialization partners for our stem cell therapies, depends in significant part on the availability of adequate financial coverage and reimbursement from third party payors, including, in the United States, governmental payors such as the Medicare, Medicaid and the Ventrans Affairs Health programs. and private health insurers. Medicare is a federally funded program managed by the Centers for Medicare and Medicaid Services, or CMS, through local fiscal intermediaries and carriers that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state defined levels and who are otherwise uninsured that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern its individual program. Each payor has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Therefore, achieving favorable CMS coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. The competitive position of some of our products will depend, in part, upon the extent of coverage and adequate reimbursement for such products and for the procedures in which such products are used. Prices at which we or our customers seek reimbursement for our stem cell therapies can be subject to challenge, reduction or denial by the government and other payors.

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

Some third-party payors also require pre-approval of coverage for new or innovative devices, biologics or drug therapies before they will reimburse healthcare providers that use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our stem cell therapies and operate profitably.

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

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments. These regulations include:

•	the federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;
•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other government reimbursement programs that are false or fraudulent;
•	the federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;
•	the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;
•	the FDCA, which among other things, strictly regulates drug and biologic product marketing, prohibits manufacturers from marketing stem cell therapies for off-label use and regulates the distribution of drug samples; and
•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

We intend to seek partnering opportunities with a strategic partner as we progress towards advanced clinical development and commercialization. We are also initiating activities to support commercial launch post approval by regulatory authorities. These activities include scaling out production capacity, logistics and supply. In support of commercialization we are actively pursuing strategic partnerships.

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

We currently have 31 employees, all of whom are full-time. None of our employees is represented by a labor union.

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

As described in Note 1 of our 2018 financial statements incorporated herein by reference, our auditors in their audit opinion have expressed concern with respect to our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in Brainstorm.

Our Company has a history of losses and we expect to incur losses for the foreseeable future.

As a development stage company, we are in the early stages of executing our business plan. We had no operational revenues for the fiscal years ended December 31, 2018 or December 31, 2017. Our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. We are currently in the process of introducing the Company to strategic partners. In the upcoming three years, the Company will focus on clinical trials. We are unable, at this time, to foresee when we will generate operational revenues from strategic partnerships or otherwise. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have an adverse impact on our working capital, total assets and stockholders’ equity, and we may never achieve profitability.

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

The therapeutic treatment development and regulatory approval process is expensive, uncertain and time-consuming. The timing of any future regulatory approval, if any, for our NurOwn® stem cell therapy cannot be accurately predicted. We do not expect to receive regulatory approval for any of our stem cell therapies until the end of 2020 if ever. If we fail to obtain regulatory approval for our NurOwn® stem cell therapy, we will be unable to market and sell it and we may never be profitable.

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

None of our stem cell therapies have received regulatory approval for commercial sale yet. We do not expect to receive regulatory approval for any of our stem cell therapies until at least the end of 2020, if ever.

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

Pursuant to the Subscription Agreement with ACCBT Corp. (“ACCBT”), a company under the control of Mr. Chaim Lebovits, our President and Chief Executive Officer, we granted ACCBT the right to acquire additional shares of our Common Stock whenever we issue additional shares of Common Stock or other securities of the Company, or options or rights to purchase shares of the Company or other securities directly or indirectly convertible into or exercisable for shares of the Company (including shares of any newly created class or series). This participation right could limit our ability to enter into equity financings and to raise funds from third parties. ACCBT is entitled to purchase its pro rata share of any additional securities we offer, so that its percentage ownership of the Company remains the same after any such issuance of additional securities. Such additional securities will be offered to ACCBT at the same price and on the same terms as the other investors in the transaction. ACCBT will have 30 days from the date of our notice to ACCBT of any intended transaction, to decide whether it wishes to exercise its participation rights in the transaction. We also are prohibited from taking certain corporate actions without the consent of ACCBT, including entering into transactions greater than $500,000. Further, ACCBT also has the right to appoint 30% of our Board. In connection with the Subscription Agreement, we entered into a registration rights agreement with ACCBT pursuant to which we granted piggyback registration rights to ACCBT. In addition, we issued ACCBT warrants to purchase up to 2,016,666 shares of Common Stock, of which 2,016,666 warrants are presently outstanding. The outstanding warrants contain cashless exercise provisions, which permit the cashless exercise of up to 50% of the underlying shares of Common Stock. 672,222 of such warrants have an exercise price of $3.00 and the remainder have an exercise price of $4.35. We registered 1,920,461 shares of Common Stock and 2,016,666 shares of Common Stock underlying the ACCBT Warrants on registration statement No. 333-201705 dated January 26, 2015 pursuant to ACCBT’s registration rights. ACCBT has waived its participation rights and anti-dilution rights with respect to issuances that were made on or prior to November 2, 2017. In March 2014, we entered into an agreement with ACCBT according to which ACCBT waived certain anti-dilution rights. On November 2, 2017, the Company entered into a Warrant Amendment Agreement with ACCBT, pursuant to which the expiration date of each Warrant held by ACCBT was extended until November 5, 2022, in consideration of ACCBT having provided a series of waivers of their rights and reduction of rights.

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

We have paid no cash dividends on our Common Stock to date, and we currently intend to retain our future earnings, if any, to fund the continued development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Further, any payment of cash dividends will also depend on our financial condition, results of operations, capital requirements and other factors, including contractual restrictions to which we may be subject, and will be at the discretion of our Board.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Corporate Headquarters and other office space

Our United States corporate headquarters are located at 1325 Avenue of Americas, 28th Floor, New York, NY 10019. The Company is party to an office service agreement for the license of this space.

Our Israeli Subsidiary is party to a lease agreement (the Lease Agreement) for the lease of premises in 12 Basel Street, Petach Tikva, Israel, which include approximately 600 square meters of office and laboratory space, including an animal research facility. The lease term is from December 1, 2004 through December 31, 2021, with a right to terminate the agreement on December 31, 2019 with 4 months’ notice. Rent is paid on a monthly basis in the amount of NIS 42,000 (approximately U.S. $11,500).

As part of the clinical trials with Hadassah, we pay approximately $41,000 per month per clean room for rental and operation of 2 clean room facilities at Hadassah facilities in Jerusalem.

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

Record Holders

As of March 28, 2019, there were approximately 38 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

On June 6, 2018, the Company entered into a Warrant Exercise Agreement (the “Warrant Exercise Agreement”) with certain holders (the “Holders”) of warrants (the “2015 Warrants”) to purchase Company Common Stock, which 2015 Warrants were originally issued in the Company’s January 8, 2015 private placement. Pursuant to the Warrant Exercise Agreement, the Holders exercised their 2015 Warrants for a total of 2,458,201 shares of Common Stock (the “Exercised Shares”) at an amended exercise price of $5 per share. The warrant exercises generated gross cash proceeds to the Company of $12.3 million. In addition, the Company issued new warrants to the Holders to purchase an aggregate 2,458,201 unregistered shares of Common Stock, at an exercise price of $9, with an expiration date of December 31, 2020 (the “New Warrants”). Certain Holders of New Warrants also entered into a Share Cap Agreement with the Company, whereby the Holders agreed to a 6-month delay (from the date of issuance) in exercisability of any shares at or in excess of 20% limitation on the size of the entire transaction, pursuant to Nasdaq Listing Rules.

The Warrant Exercise Agreement also requires that to the extent that a Holder’s exercise of 2015 Warrants would result in such Holder exceeding the Beneficial Ownership Limitation (as defined in the 2015 Warrants), such excess warrant shares shall be held for the benefit of such Warrant Holder until such time as its right thereto would not result in the Holder exceeding the Beneficial Ownership Limitation. Per this requirement, as of December 31, 2018, 899,999 of 2,458,201 shares to be issued pursuant to exercise of the 2015 Warrants have not yet been issued and the relating proceeds at an amount of $4.4 million were recorded as receipts on account of shares.

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

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. For further information regarding forward-looking statements, please refer to the “Special Note Regarding Forward-Looking Statements” at the beginning of Part I of this Annual Report on Form 10-K.

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

Results of Operations

For the period from inception (September 22, 2000) until December 31, 2018, the Company did not generate any revenues from operations. In addition, the Company incurred operating costs and expenses of approximately $14,063,000 during the year ended December 31, 2018.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the year ended December 31, 2018 were $8,293,000, an increase of $7,316,000 compared to $977,000 for the year ended December 31, 2017. Included in these amounts were OCS research and development grants that are recorded as an offset to expenses as well as CIRM grant. OCS grants included as an offset were $1,770,000 in 2018 and $1,393,000 in 2017 while CIRM grant included in research and development expenses were $6,267,000 in 2018 and $4,425,000 in 2017. Excluding OCS grant and CIRM grants, research and development expenses increased by $9,535,000 from $6,795,000 in 2017 to $16,330,000 in 2018.

This increase is primarily due to an increase of $8,514,000 to $11,483,000 for the year ended December 31, 2018, from $2,969,000 for the year ended December 31, 2017 for costs of activities related to the U.S. Clinical Trial, primarily due to expenses in connection with the Phase 3 Clinical Trial. In addition, there was an increase of $467,000 in payroll and stock-based compensation expenses, (ii) an increase of $140,000 in the costs of activities related to the Israeli clinical trials and costs of materials and (iii) an increase of $414,000 in travel, rent, costs of patents and various other expenses.

General and Administrative

General and administrative expenses for the years ended December 31, 2018 and 2017 were $5,770,000 and $4,022,000, respectively. The increase of $1,748,000 in general and administrative expenses is mainly due to: (i) an increase of $1,711,000 in payroll and stock-based compensation expenses; (ii) an increase of $416,000 in the rent, stock costs and various other expenses. This increase was partially offset by a decrease of $379,000 in the costs of our investor relations and public relations activities, consultants and travel costs.

Financial Expenses

The financial income of $115,000 for the year ended December 31, 2018 is mainly due to interest earned on our cash, cash equivalents and short-term deposits. Financial income for the year ended December 31, 2017 was $47,000.

Net Loss

Net loss for the year ended December 31, 2018 was $13,948,000, as compared to a net loss of $4,952,000 for the year ended December 31, 2017. Net loss per share for the year ended December 31, 2018 and December 31, 2017 was $0.70 and $0.26, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the year ended December 31, 2018 was 19,997,710 compared to 18,777,348 for the year ended December 31, 2017.

The increase in the weighted average number of shares of Common Stock used in computing basic loss per share for the year ended December 31, 2018 was due to: (i) the issuance of shares to service providers, employees and directors and (ii) the exercise of options and warrants.

Going Concern

To date the Company has not generated any revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital. Management believes that the Company’s current resources are sufficient to fund its operations for the next 12 months, however there can be no assurance that additional funds necessary for the Company's long-term operations will be available on terms acceptable to the Company, or that the Company will not incur additional unforeseen costs or expenses. Such conditions raise substantial doubts about the Company's long-term ability to continue as a going concern. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

Since inception, the Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, and the issuance of convertible promissory notes. At December 31, 2018, the Company had net working capital of $4,058,000 including cash, cash equivalents and short-term bank deposits amounting to $7,064,000.

Net cash used in operating activities for the year ended December 31, 2018 was $12,388,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash used in investing activities for the year ended December 31, 2018 was $1,218,000 representing primarily a net increase in short-term deposits and purchase of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2018 was $12,065,000 from the exercises of warrants and options during the year and issuance of new warrants.

On June 6, 2018, the Company received gross cash proceeds to the Company of $12.3 million pursuant to the Warrant Exercise Agreement (described in greater detail above) with certain holders 2015 Warrants, pursuant to which holders exercised their 2015 Warrants for a total of 2,458,201 shares of Common Stock at an amended exercise price of $5 per share, and the Company issued new warrants to the holders to purchase an aggregate 2,458,201 unregistered shares of Common Stock, at an exercise price of $9, with an expiration date of December 31, 2020.

On June 8, 2018, we filed a shelf registration statement, effective June 29, 2018, relating to Common Stock, warrants and units that we may sell from time to time in one or more offerings, up to a total dollar amount of $100,000,000. We have not filed any supplemental prospectus defining particular terms of securities to be offered under the shelf registration statement.

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

The Company utilizes the Black Scholes Merton formula to measure the fair value of the warrants issued. The assumptions included in the Black-Scholes model were: (i) the market price of the Company's shares; (ii) the exercise price of the warrant; (iii) risk-free interest; (iv) term available to exercise or redeem the security and (v) the volatility of the shares during the relevant term. The Company determines the volatility of its shares using daily historical quotes of the shares. The risk-free interest rate is determined as the interest rate on governmental bonds with maturity commensurate with the term of the warrant.

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

AS OF DECEMBER 31, 2018

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BRAINSTORM CELL THERAPEUTICS Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Brainstorm Cell Therapeutics Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2018 and the related consolidated statements comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

March 29, 2019

We have served as the Company's auditor since 2008.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	December 31,
	2018	2017
	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$942	$2,483
Short-term deposit (Note 8)	6,122	5,273
Accounts receivable (Note 4)	2,009	672
Prepaid expenses and other current assets	1,197	1,195
Total current assets	10,270	9,623

Long-Term Assets:
Prepaid expenses and other long-term assets (Note 5)	307	1,408
Property and Equipment, Net (Note 6)	651	392
Total Long-Term Assets	958	1,800

Total assets	$11,228	$11,423

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$4,548	$1,424
Accrued expenses	1,042	817
Deferred grant income (Note 9)	-	2,625
Other accounts payable	622	677
Total current liabilities	6,212	5,543

Total liabilities	$6,212	$5,543

Stockholders' Equity:
Stock capital: (Note 10)	11	11
Common Stock of $0.00005 par value - Authorized: 100,000,000 shares at December 31, 2018 and December 31, 2017 respectively; Issued and outstanding:
20,757,816 and 18,976,169 shares at December 31, 2018 and December 31, 2017 respectively.
Additional paid-in-capital	94,620	85,944
Receipts on account of shares	4,408	-
Accumulated deficit	(94,023)	(80,075)
Total stockholders' equity	5,016	5,880

Total liabilities and stockholders' equity	$11,228	$11,423

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands

(Except share data)

	Year ended
	December 31,
	2018	2017
	U.S. $ in thousands

Operating expenses:

Research and development, net (Note 11)	$8,293	$977
General and administrative	5,770	4,022

Operating loss	(14,063)	(4,999)

Financial expenses (income), net	(115)	(47)

Net loss	$(13,948)	$(4,952)
Basic and diluted net loss per share from continuing operations	$(0.70)	$(0.26)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	19,997,710	18,777,348

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data)

	Common Stock			Additional paid-in	Accumulated	Total stockholders'
	Number	Amount		capital	deficit	equity

Balance as of January 1, 2017	18,687,987	$11		$85,014	$(75,123)	$9,902

Stock-based compensation related to warrants and stock granted to service providers	4,327	(*	)	62	-	62
Stock-based compensation related to stock and options granted to directors and employees	107,301	(*	)	554	-	554
Exercise of options	129,887	(*	)	209	-	209
Exercise of warrants	46,667	(*	)	105	-	105
Net loss	-	-		-	(4,952)	(4,952)

Balance as of December 31, 2017	18,976,169	$11		$85,944	$(80,075)	$5,880

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data)

	Common stock		Additional paid-in	Receipts on account of	Accumulated	Total stockholders'
	Number	Amount	capital	shares	deficit	equity

Balance as of January 1, 2018	18,976,169	$11	$85,944	$-	$(80,075)	$5,880

Stock-based compensation related to warrants and stock granted to service providers	42,293	(*)	102	-	-	102
Stock-based compensation related to stock and options granted to directors and employees	147,820	(*)	917	-	-	917
Exercise of options	33,332	(*)	25	-	-	25
Exercise and reissuance of warrants	1,558,202	(*)	7,632	4,408	-	12,040
Net loss	-	-	-	-	(13,948)	(13,948)

Balance as of December 31, 2018	20,757,816	$11	$94,620	$4,408	$(94,023)	$5,016

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended
	December 31,
	2018	2017
	U.S. $ in thousands

Cash flows from operating activities:

Net loss	$(13,948)	$(4,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	110	85
Shares and options granted to service providers	102	62
Deferred Stock-based compensation related to options granted to employees and directors	917	554
Increase in accounts receivable and prepaid expenses	(238)	(2,792)
Increase in trade payables	3,124	1,079
Deferred grant income	(2,625)	2,625
Increase in other accounts payable and accrued expenses	170	975

Total net cash used in operating activities	$(12,388)	$(2,364)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended
	December 31,
	2018	2017
	U.S. $ in thousands

Cash flows from investing activities:
Purchase of property and equipment	(369)	(180)
Changes in short-term deposit	(849)	4,170
Investment in lease deposit	-	(4)
Total net cash provided by (used in) investing activities	$(1,218)	$3,986
Cash flows from financing activities:
Proceeds from exercise of options	25	314
Exercise and reissuance of warrants	12,040	-
Total net cash provided by financing activities	$12,065	$314

Increase (decrease) in cash and cash equivalents	(1,541)	1,936

Cash and cash equivalents at the beginning of the period	$2,483	$547

Cash and cash equivalents at end of the period	$942	$2,483

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 1	-	GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all of the research and development activities of the Company. On February 19, 2013, the Israeli Subsidiary formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics UK Ltd. in the United Kingdom. Brainstorm UK is currently inactive.

The Common Stock is publicly traded on the NASDAQ Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. ("Ramot"), (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amytrophic Lateral Scelorosis (ALS, also known as Lou Gherig Disease), Progressive Multiple Sclerosis (PMS) and Parkinson’s disease. The Company developed a proprietary process, called NurOwn, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.

C.	NurOwn is in clinical development for the treatment of ALS. The Company has completed two single dose clinical trials of NurOwn in Israel, a phase 1/2 trial with 12 patients and a phase 2a trial with additional 12 patients. In July 2016 the Company announced the results of its phase 2 trial which was conducted in three major medical centers in the US. This single dose trial included 48 patients randomized in a 3:1 ratio to receive NuOwn or placebo.

D.	The Company made significant progress in 2018 advancing NurOwn®, its late stage differentiated mesenchymal stem cell therapy, into a Phase 3 trial for the treatment of ALS. Enrollment in this randomized, double-blind, placebo-controlled, multi-dose clinical trial of NurOwn® for ALS is now ongoing. This Phase 3 trial builds upon the promising efficacy seen in prior trials including the randomized Phase 2 trial conducted in the U.S.

E.	The Phase 3 ALS trial pre-specified interim safety analysis by an independent Data Safety Monitoring Board (DSMB) was successfully completed in August 2018.

F.	The Company was granted FDA clearance for its NurOwn® IND Application for Progressive Multiple Sclerosis indication (ClinicalTrials.gov Identifier NCT03799718).

G.	The Company received Good Manufacturing Practice (GMP) approval from the Israel Ministry of Health (MoH) for our Israeli contract manufacturing facility at the Hadassah Medical Center in Jerusalem. The GMP certificate confirms the Company's manufacturing site compliance with Israeli GMPs which are recognized as equivalent to EU standards.

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2018 and December 31, 2017, since all such securities have an anti-dilutive effect.

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

In May 2014, the Financial Accounting Standards Board issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for us beginning in the first quarter of 2018. As the Company has not incurred revenues to date, the adoption of the standard did not have an impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 (Topic 842) “Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For operating leases, the ASU requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The ASU retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. The ASU is effective for the Company in the first quarter of 2019 The Company expects the adoption will result in an increase in the assets and liabilities on the consolidated balance sheets for operating leases (see Note 7) and will likely have an insignificant impact on the consolidated statements of earnings.

Based on our portfolio of leases as of December 31, 2018, approximately $500 of lease assets and liabilities will be recognized on our balance sheet.

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

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. ASU 2018-07 does not have a material impact on Company’s consolidated financial statements.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 4	-	ACCOUNTS RECEIVABLE

	December 31,
	2018	2017
Grants receivable from CIRM (Note 9)	$1,642	$-
Grants receivable from IIA	277	574
Government institutions and other	90 90	98
	$2,009	$672

NOTE 5	-	PREPAID EXPENSES

In November 2017 the Company has contracted with City of Hope's Center for Biomedicine and Genetics ("COH") to produce clinical supplies of NurOwn® adult stem cells for the Company’s ongoing Phase 3 clinical study. In 2017 the Company has paid COH $2,665 advance payment. The advance was recorded as prepaid expense and is amortized over the term of the agreement. As of December 31, 2018, $1,103 and $276 were recorded as current and long-term prepaid expense, respectively.

NOTE 6	-	PROPERTY AND EQUIPMENT

	December 31,
	2018	2017

Cost:
Office furniture and equipment	$73	$73
Computer software and electronic equipment	202	189
Laboratory equipment	1,173	875
Leasehold improvements	772	716
	2,220	1,853
Accumulated depreciation:
Office furniture and equipment	28	23
Computer software and electronic equipment	186	176
Laboratory equipment	639	552
Leasehold improvements	716	710
	1,569	1,461
Depreciated cost	$651	$392

Depreciation expenses for the years ended December 31, 2018 and December 31, 2017 were $110 and $85, respectively.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 7	-	COMMITMENTS AND CONTINGENCIES

A.	In October 2014, the Company entered into a lease agreement for its US offices, according to which The Company leased approximately 220 square meters of office space for a term of 63 months commencing October 1, 2014. Rent is paid on a monthly basis in the amount of approximately U.S. $5.

B.	In October 2017, BCT entered into an amended lease agreement for the lease of its facilities. The term of the lease is 45 months, with an option to terminate the agreement with 4 month pre-notice, before December 31, 2019. Rent is paid on a monthly basis in the amount of NIS 40,000 (approximately $11) per month.

The facilities and vehicles of the Company and BCT are rented under operating leases that expire on various dates. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2018 are as follows:

Period ending December 31,	Facilities	Vehicles	Total
2019	199	13	212
2020	43	-	43
	$242	$13	$255

Total facilities rent expense for the years ended December 31, 2018 and 2017 were $262 and $198, respectively.

C.	Commitments to pay royalties to the IIA:

BCT obtained from the Chief Scientist of the Israel Innovation Authority (“IIA”) grants for participation in research and development for the years 2007 through 2018, and, in return, BCT is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of Libor per annum. Through the year ended December 31, 2018, total grants obtained amounted to $2,009.

D.	In addition to the royalties which the Company is required to pay to Ramot on its Commercialization of the Licensed Product as described in Note 3 hereof, the Company has other financial obligations under the License Agreement, including without limitation, certain research funding commitments as well as a commitment to reimburse Ramot for all of its documented Licensed Product patent-related expenses. Pursuant to the License Agreement, in the event the Company elects not to reimburse Ramot for any specific patent expenses, the Company’s corresponding Commercialization rights will be terminated by Ramot. By way of example, if the Company elects, in its sole discretion, not to reimburse Ramot’s patent expenses which are incurred in a particular jurisdiction, the Company’s right to Commercialize the Licensed Product in the same jurisdiction may be terminated by Ramot. As of December 31, 2018, there are no outstanding obligations owed to Ramot in connection with the above.

NOTE 8	-	SHORT TERM DEPOSITS

Short term investments on December 31, 2018 and December 31, 2017 include bank deposits bearing annual interest rates varying from 0.05% to 3.15%, with maturities of up to 8 months as of December 31, 2018 and 2017.

NOTE 9	-	DEFERRED GRANT INCOME

In July 2017 the Company received an award in the amount of $15,912 from CIRM to aid in funding the Company’s Phase 3 study of NurOwn®, for the treatment of ALS. An aggregate amount of $9,050 and $7,050 related to the project was received through December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018, there are grants receivable from CIRM of $1,642 (Note 4). The award does not bear a royalty payment commitment nor is the award otherwise refundable. $6,267 and $4,425 was recorded as participation by CIRM in research and development expenses during the year ended in December 31, 2018 and during the year ended December 31, 2017, respectively (see Note 11).

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

Private placements and public offerings:

The Company is party to a July 2, 2007 subscription agreement and related registration rights agreement and warrants, amended July 31, 2009, May 10, 2012, May 19, 2014 and November 2, 2017 (together as amended, the “ACCBT Documents”) with ACCBT Corp. (“ACCBT”), a company under the control of Mr. Chaim Lebovits, the Company’s President and Chief Executive Officer, pursuant to which, for an aggregate purchase price of approximately $5.0 million, the Company sold to ACCBT 1,920,461 shares of its Common Stock and warrants to purchase up to 2,016,666 shares of its Common Stock (the “ACCBT Warrants”). The ACCBT Warrants contain cashless exercise provisions, which permit the cashless exercise of up to 50% of the underlying shares of Common Stock. 672,222 of the ACCBT Warrants have an exercise price of $3 and the remainder has an exercise price of $4.35. All of the ACCBT Warrants are presently outstanding. The Company registered 1,920,461 shares of Common Stock and 2,016,666 shares of Common Stock underlying the ACCBT Warrants on registration statement No. 333-201705 dated January 26, 2015 pursuant to registration rights in the ACCBT Documents.

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

On June 13, 2014, the Company raised gross proceeds of $10,500 through a private placement of the Company’s Common Stock and warrants purchase Common Stock. The Company issued 2.8 million shares of Common Stock at a price per share of $3.75 and three-year warrants to purchase up to 2,800,000 shares of Common Stock at an exercise price of $5.22 per share of which 2,546,667 were exercised in January 8, 2015 as detailed below and the remaining 337,333 Warrants at an exercise price of $5.22 per share weren’t exercised and expired in June 19, 2017.

Pursuant to a Warrant Exercise Agreement, dated January 8, 2015, holders of Company warrants, issued in June 2014 to purchase an aggregate of 2,546,667 shares of the Company’s Common Stock at an exercise price of $5.22 per share, exercised their 2014 Warrants in full, and the Company issued new warrants to the holders to purchase up to an aggregate of 3,858,200 unregistered shares of Common Stock at an exercise price of $6.50 per share.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10	-	STOCK CAPITAL (Cont.):

Gross proceeds from the exercise of the warrants were approximately $13,300. In connection with the Exercise Agreement, the Company issued the Placement Agency a warrant to purchase 38,200 shares of Common Stock upon substantially the same terms as the $6.50 warrants. Net of fees and related expenses the proceeds from the warrant exercise amounted to approximately $12,400.

On June 6, 2018, the Company entered into a Warrant Exercise Agreement (the “Warrant Exercise Agreement”) with certain holders (the “Holders”) of warrants (the “2015 Warrants”) to purchase Company Common Stock, which 2015 Warrants were originally issued in the Company’s January 8, 2015 private placement. Pursuant to the Warrant Exercise Agreement, the Holders exercised their 2015 Warrants for a total of 2,458,201 shares of Common Stock (the “Exercised Shares”) at an amended exercise price of $5 per share. The warrant exercises generated gross cash proceeds to the Company of $12,291 ($12,040 net of issuance expenses). In addition, the Company issued new warrants to the Holders to purchase an aggregate 2,458,201 unregistered shares of Common Stock, at an exercise price of $9, with an expiration date of December 31, 2020 (the “New Warrants”).

The Warrant Exercise Agreement also requires that to the extent that a Holder’s exercise of 2015 Warrants would result in such Holder exceeding the Beneficial Ownership Limitation (as defined in the 2015 Warrants), such excess warrant shares shall be held for the benefit of such Warrant Holder until such time as its right thereto would not result in the Holder exceeding the Beneficial Ownership Limitation. Per this requirement, as of December 31, 2018, 899,999 of 2,458,201 shares to be issued pursuant to exercise of the 2015 Warrants have not yet been issued and the relating proceeds at an amount of $4,408 were recorded as receipts on account of shares.

Since its inception the Company has raised approximately $59,000, net in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

Warrants:

The following table sets forth the number, exercise price and expiration date of Company warrants outstanding as of December 31, 2018:

Issuance Date	Outstanding As Of December 31, 2018	Exercise price	Exercisable Through
Apr-Oct 2009	20,000	1.005 - 1.5	Apr-Oct-2019
Aug 2007- Jan 2011	2,016,666	3 - 4.35	Nov-2022
Jun-2014	84,000	4.5	Jun-2019
Jun-2018	2,458,201	9	Dec-2020
Total	4,578,867

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10	-	STOCK CAPITAL (Cont.):

Stock Plans:

During the fiscal year ended December 31, 2018, the Company had outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

The 2004 Global Plan and 2005 U.S. Plan expired on November 25, 2014 and March 28, 2015, respectively. Grants that were made under the Prior Plans remain outstanding pursuant to their terms. The 2014 Plans were approved by the stockholders on August 14, 2014 (at which time the Company ceased to issue awards under each of the 2005 U.S. Plan and 2004 Global Plan) and amended on June 21, 2016 and November 29, 2018. Unless otherwise stated, option grants prior to August 14, 2014 were made pursuant to the Company’s Prior Plans, and grants issued on or after August 14, 2014 were made pursuant to the Company’s 2014 Plans, and expire on the tenth anniversary of the grant date.

The 2014 Plans have a shared pool of 4,000,000 shares of Common Stock available for issuance. As of December 31, 2018, 2,080,755 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

Share-based compensation to employees and to directors:

Employees:

Chaim Lebovits, the Company’s Chief Executive Officer and President (i) was granted a stock option under the 2014 Global Plan on September 28, 2015 for the purchase of up to 369,619 shares of the Company’s Common Stock at a per share exercise price of $2.45, which grant is fully vested and exercisable and shall be exercisable for a period of two years after termination of employment; (ii) received on July 26, 2017, July 26, 2018, and is entitled to receive on each anniversary thereafter (provided he remains Chief Executive Officer), a grant of 31,185 shares of restricted stock, each of which vests as to twenty-five percent (25%) of the award on the first, second, third and fourth anniversary of the date of grant and is subject to accelerated vesting upon a Change of Control (as defined in the Lebovits employment agreement) of the Company; and (iii) was granted on July 26, 2017 a fully vested and exercisable option to purchase up to 41,580 shares of Common Stock, which shall remain exercisable until the 2nd anniversary of the date of grant, regardless of whether Mr. Lebovits remains employed by the Company, with an exercise price per share of $4.81.

Dr. Ralph Kern, Chief Operating Officer and Chief Medical Officer of the Company, received on March 6, 2017, March 6, 2018, and is entitled to receive on each anniversary thereafter (provided he remains employed by the Company), a grant of 35,885 shares of restricted stock, each of which vests as to twenty-five percent (25%) of the award on the first, second, third and fourth anniversary of the date of grant and is subject to accelerated vesting upon a Change of Control (as defined in the agreement) of the Company.

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

Uri Yablonka, the Company’s Executive Vice President, Chief Business Officer and director is granted a stock option for the purchase of up to 13,333 shares of Common Stock on the first business day after each annual meeting of stockholders (or special meeting in lieu thereof) of the Company (including on November 10, 2017 and November 30, 2018), each with an exercise price per share of $0.75, and each of which vests and becomes exercisable in 12 monthly installments. The Company also granted Mr. Yablonka 5,543 shares of restricted Common Stock on July 13, 2017.

On July 13, 2017, the Company granted 5,543 shares of restricted Common Stock under the 2014 Global Plan to each of Yael Gothelf VP, Scientific & Regulatory Affairs and Yossef Levi VP, Cell Production.

On November 20, 2017, the Company granted to Eyal Rubin, the Company’s Chief Financial Officer, 25,000 shares of restricted Common Stock, which fully vested on April 1, 2018. On November 20, 2017 the Company also granted to Mr. Rubin an option to purchase up to 93,686 shares of Common Stock, at an exercise price per share equal to $4.30 per share, which shall vest and become exercisable as to 25% of the shares underlying the Option on each of the first, second, third and fourth anniversary of the date of grant, subject to accelerated vesting upon a Change of Control of the Company or a Material Secondary Public Offering of the Company (each as defined in Mr. Rubin’s employment agreement).

On August 28, 2018, the Company granted Arturo Araya, Chief Commercial Officer of the Company an option to purchase 200,000 shares of Common Stock, at an exercise price of $3.98 per share. 25% of the grant shall vest and become exercisable on each of the first, second, third and fourth anniversaries of the grant date and subject to accelerated vesting upon a Change of Control (as defined in the agreement). On August 28, 2018, Mr. Araya resigned from the GNC Committee, and the restricted stock previously granted to him in connection with his service on the Board and the GNC Committee ceased vesting.

The Company granted Mary Kay Turner, an employee, 9,924 shares of restricted Common Stock on August 17, 2017 and 11,198 shares of restricted Common Stock on August 1, 2018, each of which vests as to 25% of the grant yearly over the course of four (4) years.

On July 30, 2018, the Company granted Joseph Petroziello, an employee, an option to purchase 200,000 shares of Common Stock at an exercise price of $4.11 per share, which vests and becomes exercisable as to 25% of the grant on each of the first, second, third and fourth anniversaries of the date of grant.

On July 9, 2018, the Company granted Susan Ward, an employee, an option to purchase 150,000 shares of Common Stock at an exercise price of $4.21 per share, which vests and becomes exercisable as to 20% of the option on each of the first, second, third, fourth and fifth anniversaries of the date of grant.

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

During the year (12 months) ended December 31, 2018, the following grants were made under the 2014 Plans to eligible directors:

-	On February 1, 2018 Dr. Anthony J. Polverino received 3,623 shares of restricted stock for his service as a director.
-	On February 26, 2018 and March 26, 2018 Arturo Araya received 5,401 shares of restricted stock for his service as a director and a member of the GNC Committee (2,805 of which were forfeited on August 28, 2018, when Mr. Araya commenced employment with the Company).
-	On November 30, 2018 Dr. Anthony J. Polverino received 2,000 shares of restricted stock for his service as a director and 1,667 shares of stock for his service as a member of the GNC Committee.
-	On November 30, 2018 Malcolm Taub received 12,000 shares of restricted stock for service as a member of the Board and its Committees.
-	On November 30, 2018 Chen Schor received 2,000 shares of restricted stock for service as a member of the Audit Committee.
-	On November 30, 2018, Irit Arbel received an option to purchase up to 25,333 shares of Common Stock at an exercise price of $0.75, for service as a member of the Board and its Committees.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10	-	STOCK CAPITAL (Cont.):

Share-based compensation to employees and to directors (Cont.):

Restricted Stock:

The Company awards stock and restricted stock to certain employees, officers, directors, and/or service providers. The restricted stock vests in accordance with such conditions and restrictions determined by the GNC Committee. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified restricted period. The purchase price (if any) of shares of restricted stock is determined by the GNC Committee. If the performance goals and other restrictions are not attained, the grantee will automatically forfeit their unvested awards of restricted stock to the Company. Compensation expense for restricted stock is based on fair market value at the grant date.

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Nonvested as of December 31, 2016	28,666	3.31	0.59
Granted	148,628	4.27
Vested	50,486	3.79
Forfeitures	-	-
Nonvested as of December 31, 2017	126,808	4.25	1.31
Granted	144,447	3.59
Vested	118,347	3.81
Forfeitures	-	-
Nonvested as of December 31, 2018	152,908	3.96	1.56

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the year ended December 31, 2018 and 2017 amounted to $506 and $361, respectively.

Stock Options:

Under the 2014 Plans, the Company may award stock options to certain employees, officers, directors, and/or service providers. The stock options vest in accordance with such conditions and restrictions determined by the GNC Committee. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified period. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. The Company granted stock options to purchase 588,665 and 240,446 shares in 2018 and 2017, respectively.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10	-	STOCK CAPITAL (Cont.):

Share-based compensation to employees and to directors (Cont.):

Stock Options (Cont.):

Stock option fair value assumptions for the stock options granted during the year ended December 31, 2018 and 2017 are as follows:

	For the year ended December 31,
	2018	2017
Option life (years)	10	2-10
Risk free interest rate	2.77%-2.87%	0.97%-2.13%
Dividend yield	0	0
Expected volatility	65%-66%	54%-70%
Expected life (years)	5.25-5.5 years	1-5.5 years
Weighted average fair value of stock options granted	2.58	2.29

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the year ended December 31, 2018			For the year ended December 31, 2017
	Amount of options	Weighted average exercise price	Aggregate intrinsic value	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$		$	$
Outstanding at beginning of period	940,954	2.4681		874,841	2.1258
Granted	588,665	3.8706		240,446	3.5178
Exercised	-	-		(129,888)	3.9175
Cancelled	(33,332)	-		(44,445)	1.6104
Outstanding at end of period	1,496,287	3.0581	735,992	940,954	2.4681	1,366,213
Vested and expected-to-vest at end of period	840,579	2.3765	986,447	811,824	2.3317	1,289,457

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on December 31, 2018 and December 31, 2017 and the exercise price, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10	-	STOCK CAPITAL (Cont.):

Share-based compensation to employees and to directors (Cont.):

Stock Options (Cont.):

The options outstanding as of December 31, 2018 and December 31, 2017, have been separated into exercise prices, as follows:

			Weighted average remaining
			contractual
	Options outstanding		Life - Years		Options exercisable as of
Exercise price	As of December 31,		As of December 31,		As of December 31,
	$2018	2017	2018	2017	2018	2017

0.75	218,666	213,333	7.73	6.99	183,222	177,889
1.005	5,333	5,333	0.5	1.50	5,333	5,333
2.25	69,889	69,889	2.57	3.57	69,889	69,889
2.45	369,619	369,619	6.75	7.75	369,619	369,619
2.70	82,667	82,667	4.65	5.65	82,667	82,667
3.90	15,000	15,000	3.59	4.59	15,000	15,000
3.98	200,000	-	9.66	-	-	-
4.11	200,000	-	9.58	-	-	-
4.18	47,847	47,847	0.18	1.18	47,847	47,847
4.21	150,000	-	9.53	-	-	-
4.3	93,686	93,686	8.89	9.89	23,422	-
4.80	2,000	2,000	1.11	2.11	2,000	2,000
4.81	41,580	41,580	0.56	1.56	41,580	41,580
	1,496,287	940,954	7.32	6.59	840,579	811,824

Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the year ended December 31, 2018 and 2017 amounted to $917 and $554, respectively.

The fair value of the options is estimated at the date of grant using Black-Scholes options pricing model with the following assumptions used in the calculation:

	Year ended December 31,
	2018	2017

Expected volatility	65%-66%	67%-70%
Risk-free interest	2.77%-2.87%	0.97%-2.13%
Dividend yield	0%	0%
Expected life of up to (years)	5.5	5.5

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10	-	STOCK CAPITAL (Cont.):

Shares and warrants issued to service providers:

On August 17, 2017 the Company issued to Anthony Fiorino, the former CEO of the Company, for consulting services rendered, a grant of 4,327 shares of restricted stock under the 2014 U.S. Plan, which vests in eight equal quarterly installments (starting November 17, 2017) until fully vested on the second anniversary of the date of grant.

Compensation expense recorded by the Company in respect of its stock-based service provider compensation awards for the year ended December 31, 2018 and 2017 amounted to $102 and $62, respectively.

On January 2, 2018, the Company granted to its legal advisor 11,250 shares of Common Stock for 2017 legal services. The related compensation expense was recorded as general and administrative expense.

On October 3, 2018, the Company granted to its legal advisor 6,524 shares of Common Stock for 2018 legal services. The related compensation expense was recorded as general and administrative expense.

On November 29, 2018, the Company granted 24,519 shares of Common Stock to a consultant for services rendered from 2016 through 2018. The related compensation expense was recorded as research and development expense.

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Year ended December 31,
	2018	2017

Research and development	$175	$164
General and administrative	844	452
Total stock-based compensation expense	$1,019	$616

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 11	-	RESEARCH AND DEVELOPMENT, NET

	Year ended December 31,
	2018	2017

Research and development	$16,330	$6,795
Less : Participation by the Israel Innovation Authorities	(1,770)	(1,393)
Less : Participation by CIRM	(6,267)	(4,425)
	$8,293	$977

NOTE 12	-	TAXES ON INCOME

A.	Tax rates applicable to the income of the Israeli subsidiary:

BCT is taxed according to Israeli tax laws.

The Israeli corporate tax rate was 25% in the year 2016, 24% in year 2017 and 23% in year 2018 and onwards. Such tax rate changes have no significant impact on the Company's financial statements.

The Company is taxed according to U.S. tax laws.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which among other provisions, reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.

The Company is currently evaluating the impact the Act will have on the future financial condition and results of operations and believe the Act will have a beneficial positive net impact. The Act did not have an effect on the financial results and position of the Company.

B.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2018	2017

Operating loss carryforward	$57,768	$51,107

Net deferred tax asset before valuation allowance	15,916	14,090
Valuation allowance	(15,916)	(14,090)
Net deferred tax asset	$-	$-

As of December 31, 2018, the Company has provided valuation allowances of $15,916 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARY

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 12	-	TAXES ON INCOME (Cont.):

C.	Available carryforward tax losses:

As of December 31, 2018, the Company has an accumulated tax loss carryforward of approximately $57,768. Carryforward tax losses in Israel are of unlimited duration and carryforward tax losses in the U.S. can be carried forward and offset against taxable income in the future for a period of 20 years. Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

D.	Loss from continuing operations, before taxes on income, consists of the following:

	Year ended December 31,
	2018	2017

United States	$(3,617)	$(2,532)
Israel	(10,331)	(2,420)
	$(13,948)	$(4,952)

E.	Due to the Company’s cumulative losses, the effect of ASC 740 as codified from ASC 740-10 is not material.

NOTE 13	-	TRANSACTIONS WITH RELATED PARTIES

Other than transactions and balances related to cash and share based compensation to officers and directors, the Company did not have any transactions and balances with related parties and executive officers during 2018 and 2017.

NOTE 14	-	SUBSEQUENT EVENTS

On March 22nd 2019, the Company received payment of $3.500 from CIRM under the existing CIRM grant. To date the Company has received $12,550 of the $15,912 CIRM grant.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2018 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated 1992 Framework.

Based on our assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

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

Executive Officers and Directors

The following table lists our current executive officers and directors. Our executive officers are elected annually by our Board of Directors (“Board”) and serve at the discretion of the Board. Each current director is serving a term that will expire at our Company’s next annual meeting. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Chaim Lebovits	48	President and Chief Executive Officer
Dr. Ralph Kern	61	Chief Operating Officer and Chief Medical Officer
Eyal Rubin	43	Chief Financial Officer
Arturo O. Araya	48	Chief Commercial Officer
Uri Yablonka	42	Executive Vice President, Chief Business Officer and Director
Dr. Irit Arbel	59	Chairperson and Director
Dr. June S. Almenoff	62	Director
Chen Schor	46	Director
Dr. Anthony Polverino	56	Director
Malcolm Taub	73	Director

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

Arturo O. Araya has served as the Chief Commercial Officer of the Company since August, 2018. He also served as a director of the Company from February, 2017 to November, 2018. From 2002 to 2016, Mr. Araya worked for Novartis Pharmaceutical Corporation, where he served as the Vice President and Head of Global Commercial for Novartis’ Cell and Gene Therapies Unit (June 2014 to July 2016), where he led a cross-functional team to globally commercialize a portfolio of cell and gene therapies. In his prior role as Novartis’ Global Brand Leader for CTL019 (September 2012-May 2014), a CAR-T therapy, he was responsible for developing early launch plans, including worldwide and multiple indication forecasts and resource modeling. He has lead the Oncology Unit for Novartis in seven countries (March 2002-August 2012). Prior to his tenure at Novartis, Mr. Araya was with Bristol-Myers Squibb Company (1999-2002), most recently as Associate Director of Marketing Intelligence, Business Development & Licensing. He earned an M.B.A. from the University of Michigan, and an M.A. and B.S. in Engineering from the University of Connecticut. We believe that Mr. Araya possesses specific attributes that qualify him to serve on our Board including his extensive experience in biotechnology and valuable leadership skills.

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

Dr. Irit Arbel, one of the Company's co-founders, joined the Company in May 2004 as a director and served as President of the Company for six months. Currently, Dr. Arbel is the Chairperson of the Board and the Chair of the Governance, Nominating and Compensation Committee. Dr. Arbel serves as CEO of Neurchords, a biotechnology firm developing graphene- based scaffold for nerve reconstruction in acute spinal cord and peripheral nerve injury. Dr. Arbel served as Executive Vice President, Research and Development at Savicell Diagnostic Ltd until August 2018. From 2009 through 2011, Dr. Arbel served as Chairperson of Real Aesthetics Ltd., a company specializing in cellulite ultrasound treatment, and BRH Medical, developer of medical devices for wound healing. She was also Director of M&A at RFB Investment House, a private investment firm focusing on early stage technology related companies. Previously, Dr. Arbel was President and Chief Executive Officer of Pluristem Life Systems, a biotechnology company, and prior to that, Israeli Sales Manager of Merck, Sharp & Dohme, a pharmaceutical company. Dr. Arbel earned her Post Doctorate degree in 1997 in Neurobiology, after performing research in the area of Multiple Sclerosis. Dr. Arbel also holds a Chemical Engineering degree from the Technion, Israel's Institute of Technology. We believe that Dr. Arbel possesses specific attributes that qualify her to serve on our Board including Dr. Arbel’s extensive experience in the biotechnology field and significant leadership skills as a chief executive officer. Dr. Arbel previously served as our President, which service has given her a deep knowledge of the Company and its business and directly relevant management experience.

Dr. Anthony Polverino joined the Company on February 5, 2018 as a director. Dr. Polverino is currently Executive Vice President Early Development and Chief Scientific Officer of Zymeworks Inc., which he joined in September of 2018, and where he is responsible for establishing the vision, strategy, and general management of the organization and overseeing the advancement of products from discovery research through translational research/early development to create a seamless link to clinical development. Prior to Zymeworks Dr. Polverino was the interim chief scientific officer of Kite (now a wholly-owned subsidiary of Gilead Sciences), which he joined in 2015, and where he was responsible for establishing Kite's strategic non-clinical R&D roadmap to support its current and future portfolio. Prior to this, he was the Vice President of research at Kite, where his responsibilities included corporate goal setting, budget allocation, scientific and investor interactions, business development in-licensing and partnership deals. Dr. Polverino spent 20 years in positions of increasing responsibilities at Amgen, Inc., most recently as executive director of its Therapeutic Innovation Unit, where he managed research programs in oncology, metabolic disease, inflammatory disease and schizophrenia. Prior to Amgen, he was a postdoctoral scientist at Cold Spring Harbor Laboratory, where he worked primarily on oncology research. Dr. Polverino is an author of several patents, and has been published in nearly 40 scientific and peer-reviewed journals. He earned a B.Sc. in Biochemistry/Physiology and a B.Sc. (Honors) in Pharmacology, both from Adelaide University in Adelaide, Australia and a Ph.D. in Biochemistry from Flinders University, also in Adelaide.

Dr. June S. Almenoff joined the Company on February 26, 2017 as a director. Dr. June Almenoff is an accomplished executive with 20+ years of experience in the pharmaceutical industry. She has broad therapeutic development and strategic experience including gastroenterology, rare disease, immune-inflammation, infectious diseases, CNS. She served as President and CMO of Furiex Pharmaceuticals (from 2010 to 2014). During her 4-year tenure, the company’s valuation increased ~10-fold, culminating in its acquisition by Actavis plc for ~$1.2B in 2014. Furiex’s lead product, eluxadoline (Viberzi TM), a novel gastrointestinal drug, is approved and marketed in US and EU. Prior to joining Furiex, Dr. Almenoff was at GlaxoSmithKline (GSK) from 1997 to 2010, where she held various positions of increasing responsibility in the R&D organization. During her 12 years at GSK, she was a Vice President in the Clinical Safety organization, chaired a PhRMA-FDA working group and worked in the area of scientific licensing. Dr. Almenoff also led the development of pioneering systems for minimizing risk in drug development which have been widely adapted by industry and regulators. Dr. Almenoff also served as CMO and COO of Innovate Biopharmaceuticals (2018). Dr. Almenoff is currently an independent Board Director and drug development consultant with broad therapeutic expertise. She has served as Executive Chair of RDD Pharma, a private, GI clinical stage biopharma company (2015-18) where she helped the company secure Series B as well as US Govt. Dept of Defense funding and currently serves as an independent director (since 2015). She was a Director of Tigenix NV (Nasdaq: TIG) from 2016-18, until its acquisition for ~$600M. Dr. Almenoff has served on the Board of Ohr Pharmaceuticals (Nasdaq: OHRP) since 2013, and serves on the investment advisory board of the Harrington Discovery Institute, a venture philanthropy, and the Scientific Advisory Board of Redhill Biopharma (RDHL). She is a consultant and advisor to numerous biopharma companies and investors in the areas of translational medicine, clinical development, and commercial strategy in product development. Dr. Almenoff received her B.A. cum laude from Smith College and graduated with AOA honors from the M.D.-Ph.D. program at the Icahn (Mt. Sinai) School of Medicine. She completed post-graduate medical training at Stanford University Medical Center (Internal Medicine, Infectious Diseases) and served on the faculty of Duke University School of Medicine. She is an adjunct Professor at Duke and a Fellow of the American College of Physicians (FACP) and has authored more than 50 publications. We believe that Dr. Almenoff possesses specific attributes that qualify her to serve on our Board including her valuable leadership skills and her deep knowledge of pharmaceutical product development.

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

Qualifications of Directors

The Board believes that each director has valuable individual skills and experiences that, taken together, provide the variety and depth of knowledge, judgment and vision necessary for the effective oversight of the Company. As indicated in the foregoing biographies, the directors have extensive experience in a variety of fields, including biotechnology (Drs. Arbel, Almenoff and Polverino and Mr. Schor), accounting (Mr. Schor), business consulting and development (Dr. Polverino and Mr. Yablonka), media (Mr. Yablonka) and law (Mr. Taub. Mr. Yablonka), each of which the Board believes provides valuable knowledge about important elements of our business. Most of our directors have leadership experience at major companies or firms with operations inside and outside the United States and/or experience on other companies’ boards, which provides an understanding of ways other companies address various business matters, strategies and issues. As indicated in the foregoing biographies, the directors have each demonstrated significant leadership skills, including as a chief executive officer (Drs. Arbel and Mr. Schor), executive officer (Drs. Almenoff and Polverino, and Mr. Yablonka), as a managing member of a law firm (Mr. Taub), as general manager of a business consulting firm (Mr. Yablonka) or as a partner of a venture capital firm (Mr. Schor). A number of the directors have extensive public policy, government or regulatory experience, which can provide valuable insight into issues faced by companies in regulated industries such as the Company. One of the directors (Dr. Arbel) has served as the President of the Company and one is currently serving as Chief Business Officer (Mr. Yablonka), which service has given each a deep knowledge of the Company and its business and directly relevant management experience. The Board believes that these skills and experiences qualify each individual to serve as a director of the Company.

Certain Arrangements

On August 22, 2011, we entered into an agreement with Chen Schor, which was amended and restated on November 11, 2011 to clarify vesting terms (as amended and restated, the “Executive Director Agreement”) pursuant to which we paid $15,000 per quarter to Mr. Schor for his services as an Executive Board Member. In accordance with the terms of the Executive Director Agreement, the Company and Mr. Schor have also entered into an amended and restated Restricted Stock Agreement on November 11, 2011, pursuant to which Mr. Schor received 61,558 shares of our restricted Common Stock under our 2005 U.S. Stock Option and Incentive Plan. The shares vested over 3 years – 20,519 shares on August 22, 2012, 20,519 shares on August 22, 2013 and 20,519 shares on August 22, 2014. On May 3, 2015, we entered into a Restricted Stock Agreement with Mr. Schor, pursuant to which Mr. Schor received a grant of 60,000 shares of our restricted Common Stock under our 2014 Stock Incentive Plan in consideration for Mr. Schor’s ongoing services as an Executive Director of the Company. The shares of restricted stock vested as follows: 20,000 on August 22, 2015, 20,000 on August 22, 2016 and 20,000 on August 22, 2017. On February 26, 2017 the Executive Director Agreement was terminated by mutual agreement of Chen Schor and the Company, and the Board approved that Chen Schor will receive the following compensation for his service on the Board: an annual cash award in the amount of $30,000, paid in biannual installments, that Mr. Schor will not receive annual director awards under the Director Compensation Plan, but in the event that Mr. Schor serves as a member of any committee of the Board he will be entitled to committee compensation under the Director Compensation Plan. Mr. Schor serves as a member of the Audit Committee.

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

Pursuant to a February 26, 2017 resolution of the Board, Mr. Araya received the following compensation for his service on the Board: an annual cash award in the amount of $12,500, paid in biannual installments, and an annual restricted stock award (each, an “Araya Grant”) valued at $12,500 on the date of grant, as determined based on the closing price of the Company’s common stock at the end of normal trading hours on the date of grant, or the previous closing price in the event the grant date does not fall on a business day. Mr. Araya also received a grant of 1,249 shares of restricted stock for his service on the GNC Committee. All grants ceased vesting and Mr. Araya resigned as a member of the GNC effective August 28, 2018, in connection with Mr. Araya commencing employment with the Company as its Chief Commercial Officer.

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

Committees of the Board of Directors

Audit Committee

On February 7, 2008, the Board of Directors (“Board”) established a standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, which assists the Board in fulfilling its responsibilities to stockholders concerning our financial reporting and internal controls, and facilitates open communication among the Audit Committee, Board, outside auditors and management. The Audit Committee discusses with management and our outside auditors the financial information developed by us, our systems of internal controls and our audit process. The Audit Committee is solely and directly responsible for appointing, evaluating, retaining and, when necessary, terminating the engagement of the independent auditor. The independent auditors meet with the Audit Committee (both with and without the presence of management) to review and discuss various matters pertaining to the audit, including our financial statements, the report of the independent auditors on the results, scope and terms of their work, and their recommendations concerning the financial practices, controls, procedures and policies employed by us. The Audit Committee preapproves all audit services to be provided to us, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by the independent auditor. The Audit Committee coordinates the Board’s oversight of our internal control over financial reporting, disclosure controls and procedures and code of conduct. The Audit Committee is charged with establishing procedures for (i) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters; and (ii) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters. The Audit Committee reviews all related party transactions on an ongoing basis, and all such transactions must be approved by the Audit Committee. The Audit Committee is authorized, without further action by the Board, to engage such independent legal, accounting and other advisors as it deems necessary or appropriate to carry out its responsibilities. The Board has adopted a written charter for the Audit Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The Audit Committee currently consists of Mr. Taub (Chair) and Dr. Arbel, each of whom is independent within the meaning of The NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act, as well as Mr. Schor, who is not currently independent but serves on the Audit Committee in accordance with Nasdaq Rule 5605(c)(2)(B). The Board of Directors has determined that Mr. Schor is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The Audit Committee held four meetings during the fiscal year ended December 31, 2018.

GNC Committee

On June 27, 2011, the Board established a standing Governance, Nominating and Compensation Committee (the “GNC Committee”), which assists the Board in fulfilling its responsibilities relating to (i) compensation of the Company’s executive officers, (ii) the director nomination process and (iii) reviewing the Company’s compliance with SEC corporate governance requirements. The Board has adopted a written charter for the GNC Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The GNC Committee currently consists of Dr. Arbel (Chair), Dr. Polverino and Mr. Taub, each of whom is independent as defined under applicable NASDAQ listing standards. The GNC Committee held four meetings during the fiscal year ended December 31, 2018.

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

Stockholder Nominations

During the fourth quarter of fiscal year 2018, we made no material changes to the procedures by which stockholders may recommend nominees to our Board, as described in our most recent proxy statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our Common Stock (collectively, the “Reporting Persons”), to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2018 all Reporting Persons complied with the applicable requirements of Section 16(a) of the Exchange Act other than one late Form 4 filed by Ralph Kern on March 26, 2018, reporting one transaction late. There are no known failures to file a required Form 3, Form 4 or Form 5.

Code of Ethics

On May 27, 2005, our Board adopted a Code of Ethics that applies to, among other persons, members of our Board, officers and employees. A copy of our Code of Ethics is posted on our website at www.brainstorm-cell.com. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics applicable to our Principal Executive Officer or our senior financial officers (Principal Financial Officer and Controller or Principal Accounting Officer, or persons performing similar functions) by posting such information on our website.

Item 11.	EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth certain summary information with respect to the compensation paid during the fiscal years ended December 31, 2018 and 2017 earned by our President and Chief Executive Officer, Chief Financial Officer, and our Chief Operating Officer (the “Named Executive Officers”). In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Summary Compensation Table

					Option and Stock		All Other
		Salary	Bonus		Awards		Compensation
Name and Principal Position	Year	($)	($)		($) (1) (2)		($)(3)	Total ($)
Chaim Lebovits (*)	2018	500,000	750,000	(6)	133,472	(8)	195,398	1,578,870
President and CEO (4)	2017	391,250	250,000	(5)	193,500	(7)	170,600	1,005,350
Ralph Kern, Chief	2018	500,000	150,000	(10)	119,000	(12)	72,650	841,650
Operating Officer (9)	2017	417,000	-		200,000	(11)	59,000	676,000
Eyal Rubin (*), Chief	2018	197,000	49,000				105,000	351,000
Financial Officer (13)	2017	20,200	5,000		347,843	(14)	9,207	382,250

(*) These Named Executive Officers were paid in NIS; the amounts above are the U.S. dollar equivalent. The conversion rate used was the average of the 2018 daily rates between the U.S. dollar and the NIS as published by the Bank of Israel, the central bank of Israel.

(1)	The amounts shown in the “Option and Stock Awards” column represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the Named Executive Officer during fiscal 2018 and fiscal 2017. ASC 718 fair value amount as of the grant date for stock options generally is spread over the number of months of service required for the grant to vest.
(2)	The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note 10 to Consolidated Financial Statements.
(3)	Includes management insurance (which includes pension, disability insurance and severance pay), payments towards such employee’s education fund, Israeli social security and amounts paid for use of a Company car. Each Named Executive Officer also receives gross-up payments for the taxes on these benefits.
(4)	On September 22, 2015, the Company appointed Chaim Lebovits as its Chief Executive Officer.
(5)	In July 2017, the Company paid Mr. Lebovits a discretionary cash bonus payment of $250,000 in recognition of his contributions to the Company’s performance in fiscal year 2017.
(6)	In April and in July 2018, the Company paid Mr. Lebovits a discretionary cash bonus payment of $250,000 and $500,000 in recognition of his contributions to the Company’s performance in fiscal year 2018.
(7)	On July 26, 2017 Mr. Lebovits received a grant of an option to purchase up to 41,580 shares of Common Stock at an exercise price of $4.81 per share, and a grant of 31,185 shares of restricted Common Stock.
(8)	On July 26, 2018 Mr. Lebovits received a grant of 31,185 shares of restricted Common Stock.
(9)	Dr. Kern’s employment with the Company began on March 6, 2017.
(10)	In March 2018, the Company paid Mr. Kern a discretionary cash bonus payment of $150,000 in recognition of his contributions to the Company’s performance in fiscal year 2018.
(11)	On March 6, 2017 Dr. Kern received a grant of an option to purchase up to 47,847 shares of Common Stock at an exercise price of $4.18 per share, and a grant of 35,885 shares of restricted Common Stock.
(12)	On March 6, 2018 Dr. Kern received a grant of 35,885 shares of restricted Common Stock.
(13)	Mr. Rubin’s employment with the Company began on November 20, 2017.
(14)	On November 20, 2017, Mr. Rubin received a grant of 25,000 shares of restricted Common Stock and also an option to purchase up to 93,686 shares of Common Stock under the 2014 Global Plan, at an exercise price per share equal to $4.30 per share.

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

Pursuant to the Lebovits Employment Agreement, Mr. Lebovits was granted a stock option under the Company’s 2014 Global Share Option Plan on September 28, 2015 for the purchase of up to 369,619 shares of the Company’s Common Stock at a per share exercise price of $2.45, which grant is fully vested and exercisable and shall be exercisable for a period of two years after termination of employment. Pursuant to the Lebovits Employment Agreement, Mr. Lebovits was granted on July 26, 2017, and will also be eligible to receive in the future, an annual cash bonus equal to 50% of his base salary, subject to his satisfaction of pre-established performance goals to be mutually agreed upon by the Board and Mr. Lebovits. Performance shall be evaluated through a performance management framework and a bonus range based on the target bonus.

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

Dr. Ralph Kern

On February 28, 2017, the Company and Dr. Ralph Kern entered into an employment agreement, effective March 6, 2017, which sets forth the terms of Dr. Kern’s employment (as amended by Amendment No. 1 dated March 3, 2017, the “Agreement”). Pursuant to the Agreement, Dr. Kern is paid an annual salary of $500,000 (the “Base Salary”), which may be increased (but not decreased) at the sole discretion of the Board. Dr. Kern will also be eligible to receive an annual cash bonus equal to 30% of his base salary, subject to his satisfaction of pre-established performance goals to be mutually agreed upon by the Board and Dr. Kern. Performance shall be evaluated through a performance management framework and a bonus range based on the target bonus. Dr. Kern will also receive other benefits that are generally made available to the Company’s employees.

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

Eyal Rubin

On October 31, 2017, the Subsidiary and Eyal Rubin, the Company’s EVP and Chief Financial Officer, entered into an employment agreement which sets forth the terms of Mr. Rubin’s employment, starting on November 20, 2017 (the “Commencement Date”). Pursuant to the employment agreement, Eyal Rubin is paid a gross monthly salary of NIS 59,000 (approximately $16,200 per month), and is entitled to an annual cash bonus equal to 25% of his annual base salary, paid pro-rata on a quarterly basis. Mr. Rubin also receives other benefits that are generally made available to the Subsidiary’s employees.  The employment agreement provides that if the Subsidiary terminates the employment agreement or Mr. Rubin’s employment without Cause (as defined in the employment agreement), the Subsidiary shall pay Mr. Rubin, as a special severance pay, an amount equal to six (6) months of his then-current salary, as well as any portion of the bonus compensation that Mr. Rubin would otherwise be entitled to receive during the six (6) month period following the termination if his employment would not have been terminated, subject to execution of a full and general waiver and release.

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

Uri Yablonka

Uri Yablonka, the Company’s Executive Vice President, Chief Business Officer and director, is party to a June 6, 2014 employment agreement with the Subsidiary, which was amended July 26, 2017. Pursuant to the agreement, Uri Yablonka is paid a monthly salary of 41,000 NIS (approximately $11,300 per month). Mr. Yablonka also receives other benefits that are generally made available to the Company’s employees, including pension and education fund benefits. The Company provides Mr. Yablonka with a Company car and cellular phone, and a gross-up payment for any taxes relating thereto. Pursuant to the agreement, Mr. Yablonka also was granted a stock option on June 6, 2014 under the Company’s Amended and Restated 2004 Global Share Option Plan (the “Global Plan”) for the purchase of 33,333 shares of the Company’s Common Stock, which was fully vested and exercisable upon grant. The exercise price for the grant is $2.70 per share. In addition, the Company agreed to grant Mr. Yablonka a stock option under the Global Plan (or the applicable successor option plan) for the purchase of up to 13,333 shares of Common Stock (subject to appropriate adjustment in the case of stock splits, reverse stock splits and the like) of the Company on the first business day after each annual meeting of stockholders (or special meeting in lieu thereof) of the Company beginning with the 2014 annual meeting, and provided that Mr. Yablonka remains an employee of the Company on each such date. The exercise price per share of the Common Stock subject to each additional option shall be equal to $0.75 (subject to appropriate adjustment in the case of stock splits, reverse stock splits and the like, or changes to the Israeli Annual Option Award under the Company’s Director Compensation Plan as amended from time to time). Each additional option vests and becomes exercisable on each monthly anniversary date as to 1/12th the number of shares subject to the option, over a period of twelve months from the date of grant, such that each additional option will be fully vested and exercisable on the first anniversary of the date of grant, provided that Mr. Yablonka remains an employee of the Company on each such vesting date. In addition, Mr. Yablonka was granted 5,543 shares of Common Stock under the 2014 Global Plan on July 13, 2017.

Arturo Araya

Arturo Araya, the Company’s Chief Commercial Officer, is party to an August 28, 2018 employment agreement with the Company, pursuant to which Mr. Araya receives an annual base compensation of $300,000 and is eligible to receive an annual cash bonus equal to 20% of his base salary, subject to satisfaction of pre-established performance goals. On August 28, 2018 he also received a one-time grant of an option to purchase 200,000 shares of Common Stock under the Company’s 2014 Stock Incentive Plan, at an exercise price of $3.98 per share. 25% of the grant shall vest and become exercisable on each of the first, second, third and fourth anniversaries of the grant date, so that the grant becomes fully vested and exercisable on the fourth anniversary of the grant date. The grant is subject to accelerated vesting upon a Change of Control, as defined in the agreement, and has a 10-year term.  Any unvested shares underlying the grant as of the date of the termination of his employment with the Company shall automatically terminate.  In connection with the employment agreement Mr. Araya resigned from the GNC Committee, and the restricted stock previously granted to him in connection with his service on the Board and the GNC Committee ceased vesting.

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

Outstanding Equity Awards

The following table sets forth information regarding equity awards granted to the Named Executive Officers that are outstanding as of December 31, 2018. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Outstanding Equity Awards at December 31, 2018

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Chaim Lebovits	369,619	-		2.45	9/28/2025	23,389	(2)	78,820
	41,580	-		4.81	7/26/2019	31,185	(3)	105,093
Ralph Kern	47,847	-		4.18	3/6/2019	26,914	(4)	90,699
						35,885	(5)	120,932
Eyal Rubin	23,421	70,264	(6)	4.30	11/20/2027

(1)	Based on the fair market value of our Common Stock on December 28, 2018 ($3.37 per share).
(2)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (July 26, 2017), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(3)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (July 26, 2018), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(4)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (March 6, 2017), provided that Ralph Kern remains continuously employed by the Company from the date of grant through each applicable vesting date.
(5)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (March 6, 2018), provided that Ralph Kern remains continuously employed by the Company from the date of grant through each applicable vesting date.
(6)	Options for the purchase of 23,422 shares were vested and exercisable on December 31, 2018. Options for the purchase of 23,422 shares will vest and become exercisable yearly until the option is fully vested and exercisable on the fourth anniversary of the date of grant.

Stock Incentive Plans

During the fiscal year ended December 31, 2018, the Company had outstanding awards for stock options under four plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the 2014 Plans).

The 2004 Global Plan and 2005 U.S. Plan expired on November 25, 2014 and March 28, 2015, respectively. Grants that were made under the Prior Plans remain outstanding pursuant to their terms. The 2014 Plans were approved by the stockholders on August 14, 2014 (at which time the Company ceased to issue awards under each of the 2005 U.S. Plan and 2004 Global Plan) and amended on June 21, 2016 and November 29, 2018. Unless otherwise stated, option grants prior to August 14, 2014 were made pursuant to the Company’s Prior Plans, and grants issued on or after August 14, 2014 were made pursuant to the Company’s 2014 Plans, and expire on the tenth anniversary of the grant date.

The 2014 Plans have a shared pool of 4,400,000 shares of common stock available for issuance. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants.

Compensation of Directors

The following table sets forth certain summary information with respect to the compensation paid during the fiscal year ended December 31, 2018 earned by each of the directors of the Company. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Director Compensation Table for Fiscal 2018

	Fees				Option
	Earned or		Stock		Awards
	Paid in		Awards		($)		Total
Name	Cash ($)		($)(1)		(1)(2)		($)
Dr. Irit Arbel	—		—		66,040	(3)	66,040
Dr. June S. Almenoff	30,000	(4)	—				30,000
Arturo O. Araya	12,500	(5)	7,944				20,444
Dr. Anthony Polverino	—		23,904	(6)	—		23,904
Mr. Chen Schor	30,000	(7)	6,220	(8)	—		36,220
Mr. Malcolm Taub	—		37,320	(9)	—		37,320
Uri Yablonka	-		-		34,758	(10)	34,758

(1)	The amounts shown in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the directors during fiscal 2018.
(2)	The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note 10 – Share-based compensation to employees and to directors to Consolidated Financial Statements.
(3)	At December 31, 2018, Dr. Arbel had options (vested and unvested) to purchase 221,886 shares of Common Stock.
(4)	Represents amounts paid to Dr. Almenoff for services as a director.
(5)	Represents amounts paid to Mr. Araya for services as a director.
(6)	At December 31, 2018, Mr. Polverino had 1,834 shares of unvested restricted Common Stock.
(7)	Represents the amount paid to Mr. Schor pursuant to the Executive Director Agreement for his services as a director and consultant.
(8)	At December 31, 2018, Mr. Schor had 1,834 shares of unvested restricted Common Stock.
(9)	At December 31, 2018, Mr. Taub had 11,000 shares of unvested restricted Common Stock.
(10)	At December 31, 2018, Mr. Yablonka had options (vested and unvested) to purchase 99,998 shares of Common Stock.

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

The Company’s Second Amended and Restated Director Compensation Plan was approved July 9, 2014 and amended on April 29, 2015, February 26, 2017 and July 13, 2017 (as amended, the “Director Compensation Plan”). Under the Director Compensation Plan, each eligible director is granted an annual award immediately following each annual meeting of stockholders beginning with the 2014 annual meeting. For non-U.S. directors, this annual award consists of a nonqualified stock option to purchase 13,333 shares of Common Stock. For U.S. directors, at their option, this annual award is either (i) a nonqualified stock option to purchase 6,666 shares of Common Stock or (ii) 6,666 shares of restricted stock. Additionally, each member of the GNC Committee or Audit Committee of the Board receives (i) a nonqualified stock option to purchase 2,000 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 2,000 shares of restricted stock. The chair of the GNC Committee or Audit Committee will instead of the above committee award receive (i) a nonqualified stock option to purchase 3,333 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 3,333 shares of restricted stock. Any eligible participant who is serving as chairperson of the Board shall also receive (i) a nonqualified stock option to purchase 6,666 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 6,666 shares of restricted stock. Awards are granted on a pro rata basis for directors serving less than a year at the time of grant. The exercise price for options for U.S. directors will be equal to the closing price per share of the Common Stock on the grant date as reported on the Over-the-Counter Bulletin Board or the national securities exchange on which the Common Stock is then traded. The exercise price for options for non-U.S. directors is $0.75. Every option and restricted stock award will vest monthly as to 1/12 the number of shares subject to the award over a period of twelve months from the date of grant, provided that the recipient remains a member of the Board on each such vesting date, or, in the case of a committee award, remains a member of the committee on each such vesting date. Every non-employee director of the Company is eligible to participate in the Director Compensation Plan, except that Chen Schor, Dr. June S. Almenoff, Arturo O. Araya (until he commenced service as an employee in August, 2018) and Dr. Anthony Polverino are not entitled receive annual director awards under the Director Compensation Plan, but are entitled to committee compensation under the Director Compensation Plan in the event that they qualify for and serve as a member of any committee of the Board. Chen Schor, Dr. Almenoff, Mr. Araya and Dr. Polverino’s director compensation is further discussed below.

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

Pursuant to resolutions of the Board, Dr. Polverino receives the following compensation for his service on the Board: an annual cash award in the amount of $12,500, paid in biannual installments, and an annual restricted stock award (each, a “Grant”) valued at $12,500 on the date of grant, as determined based on the closing price of the Company’s common stock at the end of normal trading hours on the date of grant, or the previous closing price in the event the grant date does not fall on a business day. The Grant vests in 12 consecutive, equal monthly installments commencing on the one-month anniversary of the date of grant, until fully vested on the first anniversary of the date of grant. Dr. Polverino does not receive annual director awards under the Director Compensation Plan, but in the event that he serves as a member of any committee of the Board he is entitled to committee compensation under the Director Compensation Plan. Dr. Polverino serves on the GNC Committee. In November 2018 he received a grant of 1,667 shares of Common Stock for prior GNC Committee services.

Pursuant resolution of the Board, Mr. Araya received the following compensation for his service on the Board: an annual cash award in the amount of $12,500, paid in biannual installments, and an annual restricted stock award (each, an “Araya Grant”) valued at $12,500 on the date of grant, as determined based on the closing price of the Company’s common stock at the end of normal trading hours on the date of grant, or the previous closing price in the event the grant date does not fall on a business day. Mr. Araya also received a grant of 1,249 shares of restricted stock for his service on the GNC Committee. All grants ceased vesting and Mr. Araya resigned as a member of the GNC effective August 28, 2018, in connection with Mr. Araya commencing employment with the Company as its Chief Commercial Officer. Mr. Araya ceased serving as a member of the Board on November 29, 2018.

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

On November 30, 2018, the following grants were made under the Director Compensation Plan to the eligible directors: Dr. Arbel received a stock option to purchase 25,333 shares of Common Stock for her service as a director, chairperson of the Board, chair of the GNC Committee and a member of the Audit Committee; Mr. Schor received 2,000 shares of restricted stock for his service as a member of the Audit Committee; Dr. Polverino received 2,000 shares of restricted stock for his service as a member of the GNC Committee; and Mr. Taub received 12,000 shares of restricted stock for his service as a director, chair of the Audit Committee and a member of the GNC Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 7, 2019 with respect to the beneficial ownership of our Common Stock by the following: (i) each of our current directors; (ii) the Named Executive Officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of our Common Stock.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of our Common Stock issuable under options that are exercisable on or within 60 days after March 7, 2019 (“Presently Exercisable Options”) or under warrants that are exercisable on or within 60 days after March 7, 2019 (“Presently Exercisable Warrants”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the Common Stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the Common Stock beneficially owned by any other person or entity. Unless otherwise indicated, the address of each person listed in the table is c/o Brainstorm Cell Therapeutics Inc., 1325 Avenue of Americas, 28th Floor, New York, NY 10019.

The percentage of the Common Stock beneficially owned by each person or entity named in the following table is based on 21,084,702 shares of Common Stock outstanding as of March 7, 2019, plus any shares issuable upon exercise of Presently Exercisable Options and Presently Exercisable Warrants held by such person or entity.

	Shares Beneficially Owned (Includes Common Stock, Presently Exercisable Options and Presently Exercisable Warrants)
Name of Beneficial Owner	# of Shares		% of Class
Directors and Named Executive Officers
Chaim Lebovits(1)	4,562,835	(1)	19.4%
Ralph Kern	112,655		*
Eyal Rubin	48,421	(2)	*
Uri Yablonka	99,763	(3)	*
June Almenoff	7,175	(4)	*
Irit Arbel	362,941	(5)	1.7%
Chen Schor	125,558	(6)	*
Anthony Polverino	10,791		*
Malcolm Taub	41,332		*
All current directors and executive officers as a group (10 persons)	5,377,079	(7)	22.6%
5% Shareholders (other than listed above)
N/A (see FN1)

*	Less than 1%.

(1)	Includes (i) 1,933,794 shares of Common Stock owned by ACCBT Corp., (ii) 2,016,666 shares of Common Stock issuable to ACCBT Corp. upon the exercise of Presently Exercisable Warrants, (iii) 138,806 shares of Common Stock owned by ACC International Holdings Ltd., (iv) 411,199 shares of Common Stock issuable upon the exercise of Presently Exercisable Options. Chaim Lebovits, our Chief Executive Officer, may be deemed the beneficial owner of these shares. The address of ACCBT Corp. and ACC International Holdings Ltd.is Morgan & Morgan Building, Pasea Estate, Road Town, Tortola, British Virgin Islands.

(2)	Includes 23,421 shares of Common Stock issuable upon the exercise of Presently Exercisable Options.

(3)	Includes 92,220 of shares of Common Stock issuable upon the exercise of Presently Exercisable Options.

(4)	Consists of shares owned by Meadowlark Management LLC. Dr. Almenoff disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein.

(5)	Includes 207,108 shares of Common Stock issuable upon the exercise of Presently Exercisable Options. Dr. Arbel’s address is 6 Hadishon Street, Jerusalem, Israel.

(6)	Includes 121,558 shares owned by The C. Schor Irrevocable Trust, an irrevocable trust for the benefit of Mr. Schor and other individuals. Mr. Schor disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein.

(7)	Consists of (i) 1,933,794 shares of Common Stock owned by ACCBT Corp., (ii) 2,016,666 shares of Common Stock issuable to ACCBT Corp. upon the exercise of Presently Exercisable Warrants and (iii) 138,806 shares of Common Stock owned by ACC International Holdings Ltd.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2018:

	Number of		Number of
	securities	Weighted-	securities
	to be	average	remaining
	issued upon	exercise	available for
	exercise of	price of	future
	outstanding	outstanding	issuance
	options,	options,	under equity
	warrants	warrants	compensation
Plan Category	and rights	and rights	plans
Equity compensation plans approved by security holders	1,496,287	$3.0581	2,080,755	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,496,287	$3.0581	2,080,755	(1)

(1)	A total of 3,577,042 shares of our Common Stock are reserved for issuance in aggregate under the Plans and the Prior Plans. Any awards granted under either the Global Plan or the U.S. Plan will reduce the total number of shares available for future issuance under the other plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

In addition to the foregoing, on April 30, 2014, the Israeli Subsidiary executed a consulting agreement (the “Offen Consulting Agreement”) with Professor Offen of Tel Aviv University, which expressly replaced their previous agreement (signed in July 2004). Pursuant to the Offen Consulting Agreement, Professor Offen granted our Israeli Subsidiary exclusive rights, title and interest in and to all work product and deliverables resulting from the provision of his services thereunder, except that any new intellectual property arising from this agreement would be deemed a joint invention that is jointly owned by both our Israeli Subsidiary and Ramot. No such joint inventions have resulted from this consulting agreement and it was terminated on January 18, 2018.

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

Pursuant to the terms of the ACCBT Documents, ACCBT has the following rights for so long as ACCBT or its affiliates hold at least 5% of our issued and outstanding share capital:

•	Board Appointment Right: ACCBT has the right to appoint 30% of the members of our Board and any of our committees and the Board of Directors of our subsidiaries.
•	Preemptive Right: ACCBT has the right to receive thirty days’ notice of, and to purchase a pro rata portion (or greater under certain circumstances where offered shares are not purchased by other subscribers) of, securities issued by us, including options and rights to purchase shares. This preemptive right does not include issuances under our equity incentive plans.
•	Consent Right: ACCBT’s written consent is required for Brainstorm transactions greater than $500,000.

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

Independence of the Board of Directors

The Board of Directors of the Company (the “Board”) has determined that each of Dr. Arbel, Dr. Almenoff, Dr. Polverino and Mr. Taub satisfies the criteria for being an “independent director” under the standards of the Nasdaq Stock Market, Inc. (“Nasdaq”) and has no material relationship with the Company other than by virtue of service on the Board. Mr. Schor and Mr. Yablonka are not considered “independent directors.” Mr. Araya was considered an independent director until he commenced service as Chief Commercial Officer of the Company in August, 2018, and he ceased serving as a director November 29, 2018

The Board is comprised of a majority of independent directors and the Governance, Nominating and Compensation Committee (the “GNC Committee”) is comprised entirely of independent directors. A majority of the Audit Committee is comprised of independent directors. Since November 9, 2017 Chen Schor has served as the “audit committee financial expert” in accordance with Nasdaq Rule 5605(c)(2)(B). Mr. Schor is not currently independent under Nasdaq Rule 5605(a)(2) due to his previous executive director service to the Company provided pursuant to the Executive Director Agreement (described under “Executive Employment Agreements” in the Executive Compensation section above) which terminated February 26, 2017. However, the Board has determined that due to his financial expertise, Mr. Schor’s membership on the Audit Committee is in the best interests of the Company and its stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm

Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., a member of Deloitte Touche Tohmatsu (“Deloitte”) for the audit of our financial statements for the fiscal years ended December 31, 2018 and 2017 and fees billed for other services rendered by Deloitte during those periods.

	December 31,
	2018	2017
Audit Fees (1)	$58,000	$55,000
Audit-Related Fees	$-	$-
Tax Fees (2)	$28,000	$-
All Other Fees	$-	$-
Total Fees	$86,000	$55,000

(1)	Audit fees are comprised of fees for professional services performed by Deloitte for the audit of our annual financial statements and the review of our quarterly financial statements, as well as other services provided by Deloitte in connection with statutory and regulatory filings or engagements.
(2)	Tax fees are comprised of fees for preparation of tax returns to the Company and the services performed by Deloitte in connection with Inter-Company matters.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1)	Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

(2)	Financial Statement Schedules.

All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

(3)	Exhibits.

Incorporated by Reference Herein
Exhibit Number	Description	Filed (or Furnished) with this Form 10-K	Form	Exhibit & File No.	Date Filed
2.1	Agreement and Plan of Merger, dated as of November 28, 2006, by and between Brainstorm Cell Therapeutics Inc., a Washington corporation, and Brainstorm Cell Therapeutics Inc., a Delaware corporation.		Definitive Schedule 14A	Appendix A File No. 333-61610	November 20, 2006

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix B File No. 333-61610	November 20, 2006

3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated September 15, 2014.		Form 8-K	Exhibit 3.1 File No. 000-54365	September 16, 2014

3.3	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated August 31, 2015.		Form 8-K	Exhibit 3.1 File No. 001-366641	September 4, 2015

3.4	ByLaws of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix C File No. 333-61610	November 20, 2006

3.5	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007.		Form 8-K	Exhibit 3.1 File No. 333-61610	March 27, 2007

4.1	Specimen Certificate of Common Stock of Brainstorm Cell Therapeutics Inc.		Form 8-K	Exhibit 4.1 File No. 000-54365	September 16, 2014

10.1	Research and License Agreement, dated as of July 8, 2004, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K	Exhibit 10.1 File No. 333-61610	July 16, 2004

10.2	Research and License Agreement, dated as of March 30, 2006, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K	Exhibit 10.1 File No. 333-61610	April 4, 2006

10.3	Amendment Agreement, dated as of May 23, 2006, to Research and License Agreement, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K/A	Exhibit 10.1 File No. 333-61610	May 23, 2006

10.4	Amendment Agreement, dated as of March 31, 2006, among the Company, Ramot at Tel Aviv University Ltd. and certain warrantholders.	Form 8-K	Exhibit 10.2 File No. 333-61610	April 4, 2006

10.5	Second Amended and Restated Research and License Agreement, dated July 26, 2007, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 10-QSB	Exhibit 10.4 File No. 333-61610	August 20, 2007

10.6	Second Amended and Restated Registration Rights Agreement, dated August 1, 2007, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 10-QSB	Exhibit 10.5 File No. 333-61610	August 20, 2007

10.7	Waiver and Release, dated August 1, 2007, executed by Ramot at Tel Aviv University Ltd. in favor of the Company.	Form 10-QSB	Exhibit 10.6 File No. 333-61610	August 20, 2007

10.8	Letter Agreement, dated December 24, 2009, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K	Exhibit 10.1 File No. 333-61610	December 31, 2009

10.9	Amendment No. 1, dated December 24, 2009, to the Second Amended and Restated Research and License Agreement dated July 26, 2007 by and between Brainstorm Cell Therapeutics Ltd. and Ramot at Tel Aviv University Ltd.	Form 8-K	Exhibit 10.2 File No. 333-61610	December 31, 2009

10.10	Assignment Agreement, dated December 20, 2011, by and between the Company and Brainstorm Cell Therapeutics Ltd.	Form S-1	Exhibit 10.12 File No. 333-179331	February 3, 2012

10.11	Amendment No. 2, dated April 30, 2014, to the Second Amended and Restated Research and License Agreement dated July 26, 2007 by and between Brainstorm Cell Therapeutics Ltd. and Ramot at Tel Aviv University Ltd.	Form 10-K	Exhibit 10.11 File No. 001-36641	March 9, 2016

10.12	Amendment No. 3, effective February 18, 2016, to the Second Amended and Restated Research and License Agreement dated July 26, 2007 by and between Brainstorm Cell Therapeutics Ltd. and Ramot at Tel Aviv University Ltd.	Form 10-K	Exhibit 10.12 File No. 001-36641	March 9, 2016

10.13	Consulting Agreement, dated as of April 30, 2014, by and between Brainstorm Cell Therapeutics Ltd. and Dr. Daniel Offen.	Form S-1	Exhibit 10.15 File No. 333-179331	June 29, 2012

10.14*	Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.1 File No. 000-54365	August 15, 2014

10.15*	Amendment No. 1 to the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Schedule 14A	Appendix A File No. 001-36641	May 11, 2016

10.16*	Amendment No. 2 to the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.1 File No. 001-36641	November 30, 2018

10.17*	Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan.	Form 8-K	Exhibit 10.2 File No. 000-54365	August 15, 2014

10.18*	Amendment No. 1 to the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan.	Schedule 14A	Appendix B File No. 001-36641	May 11, 2016

10.19*	Amendment No. 2 to the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan.	8-K	Exhibit 10.2 File No. 001-36641	November 30, 2018

10.20*	Form of Incentive Stock Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.1 File No. 001-36641	November 4, 2014

10.21*	Form of Nonstatutory Stock Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.2 File No. 001-36641	November 4, 2014

10.22*	Form of Restricted Stock Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.3 File No. 001-36641	November 4, 2014

10.23*	Form of Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan.	Form 8-K	Exhibit 10.4 File No. 001-36641	November 4, 2014

10.24	Subscription Agreement, dated July 2, 2007, by and between the Company and ACCBT Corp.	Form 8-K	Exhibit 10.1 File No. 333-61610	July 5, 2007

10.25	Amendment to Subscription Agreement, dated as of July 31, 2009, by and between the Company and ACCBT Corp.	Form 8-K	Exhibit 10.1 File No. 333-61610	August 24, 2009

10.26	Form of Common Stock Purchase Warrant issued by the Company to ACCBT Corp.	Form 8-K	Exhibit 10.2 File No. 333-61610	July 5, 2007

10.27	Form of Registration Rights Agreement by and between the Company and ACCBT Corp.	Form 8-K	Exhibit 10.3 File No. 333-61610	July 5, 2007

10.28	Form of Security Holders Agreement, by and between ACCBT Corp. and certain security holders of the Company.	Form 8-K	Exhibit 10.4 File No. 333-61610	July 5, 2007

10.29	Warrant Amendment Agreement, dated as of May 10, 2012, by and between Brainstorm Cell Therapeutics Inc. and ACCBT Corp.	Form 10-Q	Exhibit 10.1 File No. 000-54365	May 11, 2012

10.30	Amendment of Warrants dated May 19, 2014 by and among Brainstorm Cell Therapeutics Inc., ACCBT Corp. and ACC International Holdings Ltd.	Form 10-Q	Exhibit 10.4 File No. 000-54365	August 12, 2014

10.31	2017 Amendment of Warrants and Subscription Agreement dated November 2, 2017 by and among Brainstorm Cell Therapeutics Inc., ACCBT Corp. and ACC International Holdings Ltd.	Form 8-K	Exhibit 10.1 File No. 001-36641	November 3, 2017

10.32	Clinical Trial Agreement, entered into as of February 17, 2010, among Brainstorm Cell Therapeutics Ltd., Prof. Dimitrios Karousis and Hadasit Medical Research Services and Development Ltd.	Form 10-Q	Exhibit 10.1 File No. 000-54365	August 15, 2011

10.33	Amendment to the Clinical Trial Agreement, entered into as of June 27, 2011, among Brainstorm Cell Therapeutics Ltd., Prof. Dimitrios Karousis and Hadasit Medical Research Services and Development Ltd.	Form 10-Q	Exhibit 10.2 File No. 000-54365	August 15, 2011

10.34*	Amended and Restated Executive Director Agreement, dated November 11, 2011, by and between the Company and Chen Schor.	Form 8-K/A	Exhibit 10.1 File No. 333-61610	November 16, 2011

10.35*	Employment Agreement dated June 6, 2014 between Brainstorm Cell Therapeutics Ltd. and Uri Yablonka.	Form 8-K	Exhibit 10.1 File No. 000-54365	June 9, 2014

10.36*	Restricted Stock Award Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan, regarding July 26, 2017 grant to Chaim Lebovits.	Form 10-Q	Exhibit 10.2 File No. 001-36641	October 17, 2017

10.37	Form of Securities Purchase Agreement.	Form 8-K	Exhibit 10.1 File No. 000-54365	June 13, 2014

10.38	Form of Warrant.	Form 8-K	Exhibit 10.2 File No. 000-54365	June 13, 2014

10.39	Form of Registration Rights Agreement.	Form 8-K	Exhibit 10.3 File No. 000-54365	June 13, 2014

10.40	Form of Warrant.	Form 8-K	Exhibit 4.1 File No. 001-36641	January 8, 2015

10.41	Warrant Exercise Agreement, dated as of January 8, 2015.	Form 8-K	Exhibit 10.2 File No. 001-36641	January 8, 2015

10.42	Form of Warrant.	Form 8-K	Exhibit 4.1 File No. 001-36641	June 7, 2018

10.43	Warrant Exercise Agreement.	Form 8-K	Exhibit 10.1 File No. 001-36641	June 7, 2018

10.44	Leak-Out Agreement.	Form 8-K	Exhibit 10.2 File No. 001-36641	June 7, 2018

10.45	Share Cap Agreement.	Form 10-Q	Exhibit 10.4 File No. 001-36641	July 23, 2018

10.46*	Employment Agreement dated September 28, 2015 between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits.		Form 8-K	Exhibit 10.1 File No. 001-36641	September 28, 2015

10.47*	First Amendment to Employment Agreement dated March 7, 2016 between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits.		Form 10-K	Exhibit 10.53 File No. 001-36641	March 9, 2016

10.48*	Second Amendment to Employment Agreement dated July 26, 2017 between the Company and Chaim Lebovits.		Form 10-Q	Exhibit 10.3 File No. 001-36641	October 17, 2017

10.49*	Employment Agreement dated February 28, 2017 between Brainstorm Cell Therapeutics Inc. and Dr. Ralph Kern, as amended by Amendment No. 1 dated March 3, 2017.		Form 8-K	Exhibit 10.1 File No. 001-36641	March 6, 2017

10.50*	Employment Agreement by and between Brainstorm Cell Therapeutics Ltd. and Eyal Rubin, dated October 31, 2017.		Form 8-K	Exhibit 10.2 File No. 001-36641	November 3, 2017

10.51*	Restricted Stock Award Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan, regarding November 20, 2017 grant to Eyal Rubin.		Form 10-K	Exhibit 10.45 File No. 001-36641	March 8, 2018

10.52*	Employment Agreement by and between Brainstorm Cell Therapeutics Inc. and Arturo Araya effective August 28, 2018.	‡

10.53*	Brainstorm Cell Therapeutics Inc. Second Amended and Restated Director Compensation Plan.		Form 8-K	Exhibit 10.1 File No. 001-36641	July 10, 2014

10.54*	Brainstorm Cell Therapeutics Inc. First Amendment to the Second Amended and Restated Director Compensation Plan.		Form 10-Q	Exhibit 10.2 File No. 001-36641	May 14, 2015

10.55*	Brainstorm Cell Therapeutics Inc. Second Amendment to the Second Amended and Restated Director Compensation Plan dated February 26,		Form 10-K	Exhibit 10.54 File No. 001-36641	March 29, 2017

10.56*	Brainstorm Cell Therapeutics Inc. Third Amendment to the Second Amended and Restated Director Compensation		Form 10-Q	Exhibit 10.1 File No. 001-36641	October 17, 2017

10.57	Notice of Award - CLIN2: Partnering Opportunity for Clinical Trial Stage Projects California Institute for Regenerative Medicine, August 25, 2017.		Form 10-K	Exhibit 10.50 File No. 001-36641	March 8, 2018

21	Subsidiaries of the Company.	‡

23.1	Consent of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu.	‡

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	‡

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	‡

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡‡

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡‡

101	The following financial information from the Annual Report on Form 10-K of Brainstorm Cell Therapeutics Inc. for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of December 31, 2017, and 2018; (2) Consolidated Statements of Operations for the years ended December 31, 2017 and 2018 and from September 22, 2000 (Inception) to December 31, 2018; (3) Statements of Changes in Stockholders’ Equity (Deficit) from September 22, 2000 (Inception) through December 31, 2018; (4) Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2018 and from September 22, 2000 (Inception) to December 31, 2018; and (5) Notes to Financial Statements.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.
‡	Filed herewith.
‡‡	Furnished herewith.

Item 16.	FORM 10-K SUMMARY.

Not required.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: March 29, 2019	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chaim Lebovits	President and Chief Executive Officer	March 29, 2019
Chaim Lebovits	(Principal Executive Officer)

/s/ Eyal Rubin	Chief Financial Officer and Treasurer	March 29, 2019
Eyal Rubin	(Principal Financial and Accounting Officer)

/s/ Irit Arbel		March 26, 2019
Irit Arbel	Director

/s/ June S. Almenoff		March 26, 2019
June S. Almenoff	Director

/s/ Chen Schor		March 26, 2019
Chen Schor	Director

/s/ Anthony Polverino		March 26, 2019
Anthony Polverino	Director

/s/ Malcolm Taub		March 26, 2019
Malcolm Taub	Director

/s/ Uri Yablonka		March 26, 2019
Uri Yablonka	Director

