Form 10-K/A
period 2018-12-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2019-04-01
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of March 28, 2019, the number of shares outstanding of the registrant's Common Stock, $0.00005 par value per share, was 21,490,610.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2018 (“Amendment No. 1”) to correct an error on the cover page of the original Form 10-K as filed with the Securities and Exchange Commission on March 29, 2019 (the “Original Form 10-K”). The cover page of the Original Form 10-K incorrectly showed the total number of shares outstanding. The correct number of shares of the Registrant’s Common Stock outstanding as of March 28, 2019, was 21,490,610, as indicated on the cover page of this Amendment No. 1 (rather than 29,490,610 shares as originally shown, as the result of a typographical error).

No changes are hereby made to the Registrant’s financial statements. Other than the change discussed above and the filing of the currently dated Section 302 certifications and updated XBRL data under Item 15 of Part IV of this Amendment No. 1, no changes have been made to the Original Form 10-K or the exhibits filed therewith. As such, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

The information contained in this Amendment No. 1 does not reflect events occurring subsequent to the filing of the Original Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) Exhibits

The following exhibits are filed as part of this Amendment No. 1 on Form 10-K/A.

Exhibit Number	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

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

Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: April 1, 2019	By:	/s/ Eyal Rubin
Name: Eyal Rubin
Title: Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

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

Filed herewith