Form 10-Q
period 2019-03-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2019-05-10
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00005 par value	BCLI	NASDAQ Stock Market LLC (Nasdaq Capital Market)

As of May 1, 2019, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 21,703,109.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2019

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2019

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	5

Interim Condensed Consolidated Statements of Comprehensive Loss	6

Interim Condensed Statements of Changes in Stockholders' Equity	7-8

Interim Condensed Consolidated Statements of Cash Flows	9-10

Notes to Interim Condensed Consolidated Financial Statements	11-21

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	March 31,	December 31,
	2019	2018
	U.S. $ in thousands
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	$3,238	$942
Short-term deposit (Note 4)	2,987	6,122
Account receivable	795	2,009
Prepaid expenses and other current assets (Note 5)	1,237	1,197
Total current assets	8,257	10,270

Long-Term Assets:
Prepaid expenses and other long-term assets (Note 5)	32	307
ROU assets	2,951	-
Property and Equipment, Net	611	651
Total long-term assets	3,594	958

Total assets	$11,851	$11,228

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$5,029	$4,548
Accrued expenses	2,246	1,042
Deferred grant income (Note 7)	511	-
Other accounts payable	694	622
Total current liabilities	8,480	6,212

Long-Term Liabilities:
Lease liability	3,045	-
Total long-term liabilities	3,045	-

Total liabilities	$11,525	$6,212

Stockholders' Equity:
Stock capital: (Note 8)	11	11
Common stock of $0.00005 par value - Authorized: 100,000,000 shares at each of March 31, 2019 and December 31, 2018; Issued and outstanding: 21,490,610 and 20,757,816 shares at March 31, 2019 and December 31, 2018, respectively.
Additional paid-in-capital	98,325	94,620
Receipts on account of shares	1,040	4,408
Accumulated deficit	(99,050)	(94,023)
Total stockholders' equity	326	5,016

Total liabilities and stockholders' equity	$11,851	$11,228

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Three months ended
	March 31,
	2019	2018
	U.S. $ in thousands

Operating expenses:

Research and development, net	$3,456	$977
General and administrative	1,472	1,330

Operating loss	(4,928)	(2,307)

Financial expenses (income), net	99	(9)

Net loss	$(5,027)	$(2,298)
Basic and diluted net loss per share from continuing operations	$(0.24)	$(0.12)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	20,917,329	19,047,350

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data)

				Additional	Receipts on		Total
	Common stock			paid-in	account of	Accumulated	stockholders'
	Number	Amount		capital	shares	deficit	equity

Balance as of January 1, 2018	18,976,169	$11		$85,944	$-	$(80,075)	$5,880

Stock-based compensation related to warrants and stock granted to service providers	42,293	(*	)	102	-	-	102
Stock-based compensation related to stock and options granted to directors and employees	147,820	(*	)	917	-	-	917
Exercise of options	33,332	(*	)	25	-	-	25
Exercise and reissuance of warrants	1,558,202	(*	)	7,632	4,408	-	12,040
Net loss	-	-		-	-	(13,948)	(13,948)

Balance as of December 31, 2018	20,757,816	$11		$94,620	$4,408	$(94,023)	$5,016

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data)

	Common stock			Additional paid-in	Receipts on account of	Accumulated	Total stockholders'
	Number	Amount		capital	shares	deficit	equity

Balance as of January 1, 2019	20,757,816	$11		$94,620	$4,408	$(94,023)	$5,016

Stock-based compensation related to warrants and stock granted to service providers	5,908	(*	)	25	-	-	25
Stock-based compensation related to stock and options granted to directors and employees	39,386	(*	)	312	-	-	312
Exercise and reissuance of warrants	687,500	(*	)	3,368	(3,368)	-	-
Net loss	-	-		-	-	(5,027)	(5,027)

Balance as of March 31, 2019	21,490,610	$11		$98,325	$1,040	$(99,050)	$326

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2019	2018
	U.S. $ in thousands

Cash flows from operating activities:

Net loss	$(5,027)	$(2,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44	25

Shares and options granted to service providers	25	-
Deferred Stock-based compensation related to options granted to employees and directors	312	227

Change in lease liability	94	-

Decrease (increase) in accounts receivable and prepaid expenses	1,449	(116)

Increase in trade payables	481	1,837

Deferred grant income	511	(1,423)
Increase (decrease) in other accounts payable and accrued expenses	1,276	(378)

Total net cash used in operating activities	$(835)	$(2,126)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2019	2018
	U.S. $ in thousands

Cash flows from investing activities:

Purchase of property and equipment	(4)	(45)
Changes in short-term deposit	3,135	2,914
Investment in lease deposit	-	(5)

Total net cash provided by investing activities	$3,131	$2,864

Cash flows from financing activities:

Proceeds from exercise of options	-	25
Total net cash provided by financing activities	$-	$25

Increase in cash and cash equivalents	2,296	763

Cash and cash equivalents at the beginning of the period	942	2,483

Cash and cash equivalents at end of the period	$3,238	$3,246

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

GOING CONCERN:

To date the Company has not generated revenues from its operational activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

B.	Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

C.	Recent Accounting Standards

On January 1, 2019 the Company adopted ASU 2016-02, "Leases" (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at the beginning period of adoption. Results for the reporting period beginning January 1, 2019 are presented under ASU 2016-02, which requires, among other items, lessees to recognize a right-of-use asset (“ROU assets”) and lease liability for most leases. Upon adoption of the new lease standard, the Company recorded right of use assets of $3,197 and lease liabilities of $3,197 in connection with its operating leases. See Note 6 for additional information regarding our commitments under various lease obligations.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Cont.):

Lease Accounting Policy

Arrangements that are determined to be leases at inception are recognized in long-term ROU assets and long-term lease liabilities in the condensed consolidated balance sheet at lease commencement. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future fixed lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company applies its incremental borrowing rate based on the economic environment at commencement date in determining the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases or payments are recognized on a straight-line basis over the lease term.

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

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The ASU 2018-07 does not have a material impact on the Company's consolidated financial statements.

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

NOTE 4 - SHORT TERM INVESTMENTS

Short term investments on March 31, 2019 and December 31, 2018 include bank deposits bearing annual interest rates varying from 0.05% to 3.15%, with maturities of up to 8 months as of March 31, 2019 and December 31, 2018.

NOTE 5 - PREPAID EXPENSES

In November 2017 the Company has contracted with City of Hope's Center for Biomedicine and Genetics ("COH") to produce clinical supplies of NurOwn® adult stem cells for the Company’s ongoing Phase 3 clinical study. In 2017 the Company has paid COH $2,665 advance payment. The advance was recorded as prepaid expense and is amortized over the term of the agreement. As of December 31, 2018, $1,103 and $276 were recorded as current and long-term prepaid expense, respectively. As of March 31, 2019, $1,103 were recorded as current prepaid expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 6 – LEASES

On January 1, 2019 the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at the beginning of the period of adoption. Leases existing for the reporting period beginning January 1, 2019 are presented under ASU 2016-02. The Company leases facilities, clinical research rooms, and vehicles under operating leases. At March 31, 2019, the Company’s ROU assets and lease liabilities for operating leases totaled $2,951 and $3,045, respectively. The impact of adopting the new lease standard was not material to the Company’s condensed consolidated statement of operations for the periods presented.

Supplemental cash flow information related to operating leases was as follows (unaudited):

Three Months Ended March 31, 2019
Cash payments for operating leases	$317
New operating lease assets obtained in exchange for operating lease liabilities	$3,197

As of March 31, 2019, our operating leases had a weighted average remaining lease term of 2.7 years and a weighted average discount rate of 8.25%. Future lease payments under operating leases as of March 31, 2019 were as follows (unaudited):

Operating Leases
Remainder of 2019	$953
2020	1,254
2021	1,186
Total future lease payments	3,393
Less imputed interest	(348)
Total lease liability balance	$3,045

NOTE 7 - DEFERRED GRANT INCOME

In July 2017 the Company received an award in the amount of $15,912 from CIRM to aid in funding the Company’s Phase 3 study of NurOwn®, for the treatment of ALS. An aggregate amount of $12,550 and $9,050 related to the project was received through March 31, 2019 and December 31, 2018, respectively. The award does not bear a royalty payment commitment nor is the award otherwise refundable. $1,347 and $6,267 was recorded as participation by CIRM in research and development expenses during the three months ended in March 31, 2019 and during the year ended December 31, 2018, respectively.

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

The Warrant Exercise Agreement also requires that to the extent that a Holder’s exercise of 2015 Warrants would result in such Holder exceeding the Beneficial Ownership Limitation (as defined in the 2015 Warrants), such excess warrant shares shall be held for the benefit of such Warrant Holder until such time as its right thereto would not result in the Holder exceeding the Beneficial Ownership Limitation. Per this requirement, as of March 31, 2019, 212,499 of 2,458,201 shares to be issued pursuant to exercise of the 2015 Warrants have not yet been issued and the relating proceeds at an amount of $1,040 were recorded as receipts on account of shares.

The New Warrants have not been registered under the Securities Act of 1933, as amended (the Securities Act), or state securities laws. The shares issuable upon exercise of the New Warrants have been registered for resale on the Company’s registration statement on Form S-3 (File No. 333-225995). The Exercised Shares have been registered for resale on the Company’s registration statement on Form S-3 (File No. 333-201704). The issuance of the Exercised Shares and New Warrants was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 8 - STOCK CAPITAL (Cont.):

Stock Plans:

As of March 31, 2019, the Company had outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

As of March 31, 2019, 2,035,461 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

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

Dr. Ralph Kern, Chief Operating Officer and Chief Medical Officer of the Company, received on March 6, 2017, March 6, 2018 and March 6, 2019, and is entitled to receive on each anniversary thereafter (provided he remains employed by the Company), a grant of 35,885 shares of restricted stock, each of which vests as to twenty-five percent (25%) of the award on the first, second, third and fourth anniversary of the date of grant and is subject to accelerated vesting upon a Change of Control (as defined in the agreement) of the Company.

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

During the 3 months ended March 31, 2019, the following grants were made under the 2014 Plans to eligible directors:

-	On February 22, 2019 Dr. Anthony J. Polverino received 3,501 shares of restricted stock for his service as a director.

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

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Nonvested as of December 31, 2018	152,908	3.96	1.56
Granted	45,294	3.91
Vested	29,283	3.73
Forfeitures	-	-
Nonvested as of March 31, 2019	168,919	3.99	1.72

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the three months ended March 31, 2019 amounted to $104.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 8 - STOCK CAPITAL (Cont.):

Share-based compensation to employees and to directors: (Cont.):

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the Three months ended March 31, 2019
	Amount of options *	Weighted average exercise price	Aggregate intrinsic value
		$	$
Outstanding at beginning of period	1,496,287	3.0581
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at end of period	1,496,287	3.0581	1,918,058
Vested and expected-to-vest at end of period	850,245	2.3580	1,685,207

* Represents Employee Stock Options only (not including RSUs).

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 8 - STOCK CAPITAL (Cont.):

Share-based compensation to employees and to directors: (Cont.):

Directors (Cont.):

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on March 31, 2019, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the three months ended March 31, 2019 and 2018 amounted to $312 and $227, respectively.

Shares and warrants to investors and service providers:

On March 26, 2019, the Company issued to its legal advisor 5,908 shares of Common Stock for certain 2018 legal services. The related compensation expense was recorded as general and administrative expense in 2018.

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Three months ended March 31,
	2019	2018

Research and development	28	22
General and administrative	309	205
Total stock-based compensation expense	337	227

NOTE 9 - SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “Brainstorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal quarter, statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2019 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broad acceptance as a treatment option for ALS or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, and other factors described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2018. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2018, in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

Company Overview

•	Brainstorm Cell Therapeutics Inc. is a leading biotechnology company committed to the development and commercialization of best-in-class autologous cellular therapies for the treatment of neurodegenerative diseases including: Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease); Progressive Multiple Sclerosis (“PMS”); and Parkinson’s disease (“PD”).

•	NurOwn® leverages innovative and proprietary cell culture methods to induce autologous bone marrow-derived mesenchymal stem cells (MSCs) to secrete high levels of neurotrophic factors (NTFs), modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function.

•	NurOwn® is currently being evaluated in Phase 3 ALS and Phase 2 PMS clinical trials. Both clinical trials are actively enrolling clinical trial participants in the U.S. and are expected to generate top-line data in the second half of 2020.

•	Our wholly-owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (“Israeli Subsidiary”), holds exclusive rights to commercialize NurOwn® technology through a licensing agreement with Ramot (“Ramot”), the technology transfer company of Tel Aviv University, Israel.

•	NurOwn® has a strong and comprehensive intellectual property portfolio.

•	NurOwn® was granted Fast Track designation by the U.S. Food and Drug Administration (FDA) and Orphan Drug status by the FDA and the European Medicines Agency (EMA) for ALS. For more information, visit BrainStorm's website at www.brainstorm-cell.com.

•	Brainstorm Cell Therapeutics Inc. currently employs 31 employees in the United States and in Israel. Brainstorm’s R&D center is in Petach Tikva, Israel.

Recent Highlights

•	The Company has made significant progress in 2018, advancing the NurOwn® ALS Phase 3 clinical trial at all 6 U.S. investigative sites (Mass General Hospital, UMass, Mayo Clinic, CPMC, Cedars Sinai and UC Irvine). Over 50% of the participants in this randomized, double-blind, placebo-controlled, repeat-dose clinical trial have been enrolled. This clinical trial builds upon promising efficacy seen in 3 prior early-stage ALS clinical trials, including a U.S. randomized placebo-controlled Phase 2 trial. We expect to complete NurOwn® ALS Phase 3 study enrollment of US & Canadian ALS trial participants by mid-2019 and the trial is expected to generate data for a BLA filing to support FDA approval of NurOwn® in ALS.

•	The Company was granted FDA approval in December 2018 for its new NurOwn® IND Application for Progressive Multiple Sclerosis indication (www.clinicalTrials.gov Identifier NCT03799718). In March 2019, we enrolled the first patient in a Phase 2 open-label, multicenter study of repeated intrathecal administration of autologous MSC-NTF cells in participants with PMS, and plan to continue enrolling at 5 leading U.S. MS centers in 2019.

•	On April 30, 2019, the Company announced that it has expanded its proprietary cellular technology platform to include NurOwn®-derived exosomes for potential development across a broad range of CNS (Central Nervous System) disorders.

NurOwn® Proprietary Technology

NurOwn® technology is based on an innovative and proprietary manufacturing protocol, which induces the differentiation of purified and expanded bone marrow-derived mesenchymal stem cells (“MSC”) and consistently generates cells that release high levels of multiple neurotrophic factors (“MSC-NTF” cells) to modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function. These factors are known to be critical for the growth, survival and differentiation of neurons, including: glial-derived neurotrophic factor (“GDNF”); brain-derived neurotrophic factor (“BDNF”); vascular endothelial growth factor (“VEGF”); and hepatocyte growth factor (“HGF”), among others. GDNF is one of the most potent survival factors for peripheral motorneurons. VEGF and HGF have demonstrated important neuroprotective effects in ALS and other neurodegenerative diseases. Neuroinflammation is a prominent and early feature of ALS and other neurodegenerative diseases, as well as PMS.

NurOwn® manufacturing involves a multi-step process that includes: harvesting and isolating undifferentiated stem cells from the patient's own bone marrow; processing of cells at the manufacturing site; cryopreservation to enable multiple treatments from a single bone marrow aspiration,; cellular differentiation; and intrathecal (“IT”) injection of MSC-NTF cells into the same patient by standard lumbar puncture. This administration procedure has been shown to be safe and well tolerated in multiple CNS clinical trials to date. The ongoing NurOwn® U.S. Phase 3 ALS study is evaluating the therapeutic potential of repeated IT dosing (three doses at bi-monthly intervals).

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

Topline data from this Phase 2 Study were announced by the Company in July 2016. Further details were presented by investigators Dr. Robert Brown and Dr. James Berry, at the 15th Annual Meeting of the Northeast ALS Consortium (NEALS) in October 2016 and by Dr. Berry at the 27th International Symposium on ALS/MND, in Dublin, Ireland, in December 2016. Key findings from the trial were as follows:

•	The study achieved its primary objective, demonstrating that NurOwn® transplantation was safe and well-tolerated. There were no discontinuations from the trial due to AEs and there were no deaths in the study. The most common adverse events (of mild or moderate severity), were transient procedure-related AEs such as headache, back pain, pyrexia arthralgia and injection-site discomfort, which were more commonly seen in the NurOwn®-treated participants compared to placebo.

•	NurOwn® achieved multiple secondary efficacy endpoints, showing evidence of a clinically meaningful benefit. Notably, response rates in the ALS functional rating scale (48-point ALSFRS-R outcome measure) were higher in NurOwn®-treated participants, compared to placebo, at all study timepoints over 24 weeks.

•	A pre-specified responder analysis examined percentage improvements in the post treatment ALSFRS-R slope (rate of disease progression as measured by ALSFRS-R change/month) compared to pre-treatment slope and demonstrated that a higher proportion of NurOwn® treated participants achieved a 100% improvement in the post-treatment vs. pre-treatment slope, compared to the placebo group. This analysis also demonstrated that a higher proportion of the NurOwn® treated participants achieved a 1.5 point per month or greater improvement in the post-treatment vs. pre-treatment ALSFRS-R slope, compared to the placebo group.

•	The beneficial treatment effects were greater in the rapid progressor subgroup (in which pretreatment ALSFRS-R declined by 2 or more points in the three months pre-treatment).

•	As an important confirmation of NurOwn®’s mechanism of action, levels of neurotrophic factors and inflammatory markers were measured in the cerebrospinal fluid (“CSF”) samples collected from participants pre- and two weeks post-treatment. In the samples of those participants treated with NurOwn®, statistically significant increases in levels of neurotrophic factors VEGF, HGF and LIF and a statistically significant reduction in inflammatory markers MCP-1, SDF-1 and CHIT-1 were observed post-transplantation. Furthermore, the observed reduction in inflammatory markers correlated with ALS functional improvements. These clinical-biomarker correlations were not seen in placebo-treated participants, consistent with the proposed combined neuroprotective and immunomodulatory mechanism of action of NurOwn® in ALS.

•	In summary, a higher proportion of NurOwn® treated participants, particularly those with more rapid disease progression, experienced stabilization or improvement in ALS function, as measured by the post-treatment vs. pre-treatment ALSFRS-R slope change. These are new and meaningful ALS clinical observations that are being evaluated in the ongoing Phase 3 study using repeat dosing in ALS rapid progressors.

Phase 3 ALS Clinical Trial

Following successful completion of the Phase 2 study, the Company is currently enrolling a Phase 3 trial (a multi-dose double-blind, placebo-controlled, multicenter trial protocol) that has been designed to generate data to support a Biologic License Application (“BLA”) for NurOwn® in ALS. The clinical trial is actively enrolling an enriched clinical trial population of rapid progressors (~50% of ALS patients) based on superior outcomes observed in this Phase-2 pre-specified sub-group.

The primary clinical efficacy outcome measure is the ALSFRS-R score responder analysis, an outcome that evaluates the proportion of treated participants who achieve a prespecified level of improvement in the ALSFRS-R post-treatment slope. The Phase 3 trial expands biomarker evaluations to further understand their potential to predict ALS disease progression, treatment response and confirm the biology of NurOwn® in a larger study population. The study is being conducted at 6 leading U.S. medical centers, 3 of which participated in the prior Phase 2 study. Patient enrollment commenced in October 2017, at Massachusetts General Hospital followed by the other 5 study sites: University of California Irvine Medical Center, University of Massachusetts Medical Center, Mayo Clinic in Rochester, Minnesota, the California Pacific Medical Center in San Francisco, and Cedars Sinai Medical Center in Los Angeles. All 6 sites are actively enrolling study participants.

The independent Data Safety Monitoring Board (“DSMB”) for the study completed its pre-specified interim analysis of safety outcomes for the first 31 participants treated with NurOwn® in the Phase 3 trial in ALS (NCT03280056) in August, 2018. The DSMB indicated there were no significant safety concerns and recommended that the trial continue, as planned without any modifications to the study protocol.

Top-line efficacy data is expected in the second half of 2020. The study is registered at www.clinicaltrials.gov (ClinicalTrials.gov Identifier: NCT03280056).

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

NurOwn in Progressive Multiple Sclerosis

On December 15, 2018, the FDA approved the Company's IND to conduct a Phase 2 open label trial of repeated intrathecal administration of NurOwn® in progressive MS (www.clinicaltrials.gov Identifier NCT03799718). This clinical trial will be conducted at 5 leading US MS centers. The trial enrolled the first study participant in the first quarter of 2019 and is expected to generate top line data in the second half of 2020.

Non-Dilutive Funding

In July 2017, the Company was awarded a grant in the amount of $15,912,000 from the California Institute for Regenerative Medicine (CIRM) to aid in funding the Company’s pivotal Phase 3 study of NurOwn®, for the treatment of ALS. To date, the Company has received $12,550,000 of the CIRM grant: $9,050,000 from 2017 through 2018, and an additional $3,500,000 in 2019. The grant does not bear a royalty payment commitment nor is the grant otherwise refundable.

In 2018 and 2019, the Company was awarded aggregate grants of approximately $3 million from the Israel Innovation Authority (“IIA”). To date the Company has received approximately $2 million from IIA, made under the 2019 as well as under previous IIA grants.

Intellectual Property

A key element of the Company’s overall strategy is to establish a broad portfolio of patents and other methods described below to protect its proprietary technologies and products. Brainstorm is the sole licensee or assignee of 12 granted patents 2 allowed patents and 19 patent applications in the United States, Europe, and Israel, as well as in additional countries worldwide, including countries in East Asia and South America (in calculating the number of granted patents, each European patent validated in multiple jurisdictions was counted as a single patent).

In December 2018, the Israel Patent Office granted a patent titled “Methods of Generating Mesenchymal Stem Cells which Secrete Neurotrophic Factors.” The allowed claims cover the method of generating the cells, the cells generated according to the method of manufacturing, and the use of the cells for preparation of a medicament for treating a disease (including a neurodegenerative disease, a neurological and an immune disease)

In March 2019 the European Patent Office ("EPO") granted a European-wide patent titled 'Mesenchymal Stem Cells for the treatment of CNS Diseases.' The European Patent Application published in the European Patent Bulletin 19/13 on 27 March 2019, under Patent No. 2620493. The allowed claims cover the isolated cells as well as their use in the manufacture of a medicament for treating a CNS disease or disorder, selected from the group consisting of:  Parkinson's, multiple sclerosis, epilepsy, amyotrophic lateral sclerosis, stroke, autoimmune encephalomyelitis, diabetic neuropathy, glaucomatous neuropathy, Alzheimer's disease and Huntingdon's disease.

Scientific presentations in 2019

On December 7, 2018, Dr. Namita Goyal, Associate Clinical Professor and Director of the Neuromuscular Medicine Fellowship Program for the Department of Neurology at UCI Health, Irvine CA, presented a scientific abstract entitled, “A Systematic Review of Enrichment Strategies for Current Clinical Trials in ALS,” in the Clinical Trials and Clinical Designs poster session.

On January 11, 2019, Dr. Ralph Kern provided an update on the Phase 3 pivotal trial of the autologous MSC-NTF Cellular Therapy (NurOwn®) in ALS at the 9th Annual California ALS Research Summit in Irvine, CA. The California ALS Research Summit is an annual meeting of researchers, investigators, clinicians, biotech companies, government representatives, partner organizations, and advocates in ALS and related fields in California

On March 28, 2019, we announced that two scientific abstracts were accepted for presentation at the 71st American Academy of Neurology (AAN) Annual Meeting in Philadelphia, PA, May 4-10, 2019. The scientific abstracts selected by the AAN for presentation provide a detailed molecular genetics characterization of neurotrophic factor production by NurOwn® and further correlate cerebrospinal fluid biomarkers with clinical improvement in the completed Phase 2 ALS study. These findings contribute to our overall understanding of the mechanism of action of NurOwn® and provide further evidence linking ALS clinical outcomes to highly relevant disease biomarkers.

Research and Development

The Company is also reviewing the potential for clinical development of NurOwn® in other neurodegenerative disorders, such as Parkinson’s disease, and Huntington’s disease. Research is currently ongoing to develop additional derivative cell products which might be suitable for evaluation in multiple neurodegenerative diseases.

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

Results of Operations

For the period from inception (September 22, 2000) through March 31, 2019, the Company has not earned any revenue from operations. The Company does not expect to earn revenue from operations until the second half of 2019, if ever. The Company has incurred operating costs and other expenses of approximately $4,928,000 during the three months ended March 31, 2019 compared to $2,307,000 during the three months through March 31, 2018. The increase of $2,621,000 is due to higher expenses in connection with the ongoing U.S. Phase 3 Clinical Trial.

Research and Development Expenses:

Research and development expenses, net for the three months ended March 31, 2019 and 2018 were $3,456,000 and $977,000, respectively, representing an increase of $2,479,000. This increase is due to (i) an increase of $1,734,000 in connection with the Phase 3 Clinical Trial; (ii) an increase of $380,000 in connection with materials, patents, travel, rent and other activities; and (iii) a decrease of $443,000 in participation of the Israel Innovation Authority (“IIA”) and CIRM in 2019, under various awarded grants. This increase was partially offset by a decrease of $78,000 for costs related to payroll and stock-based compensation expenses.

Excluding participation from IIA and CIRM under the grants, research and development expenses increased by $2,035,000 from $3,165,000 in the first quarter of 2018 to $5,200,000 in the first quarter of 2019.

General and Administrative Expenses:

General and administrative expenses for the three months ended March 31, 2019 and 2018 were $1,472,000 and $1,330,000, respectively. The increase in general and administrative expenses of $142,000 is primarily due to an increase of $223,000 in PR, stock-based compensation and rent partially offset by a decrease of $81,000 in payroll, consultants and travel.

Other Income and Expenses:

Financial expense for the three months ended March 31, 2019 was $99,000 as compared to financial income of $9,000 for the three months ended March 31, 2018 as a result of the adoption of the Accounting Standard Update ASU 2016-02 “Leases”.

Net Loss:

Net loss for the three months ended on March 31, 2019 was $5,027,000, as compared to a net loss of $2,298,000 for the three months ended March 31, 2018. Net loss per share for the three months ended March 31, 2019 and 2018 was $0.24 and $0.12, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended March 31, 2019 was 20,917,329, compared to 19,047,350 for the three months ended March 31, 2018.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants and the issuance of convertible promissory notes.

Cash, Cash equivalents (including short-term bank deposits) amounted to approximately $6,225,000.

Net cash used in operating activities was $835,000 for the three months ended March 31, 2019. Cash used for operating activities was primarily attributed to cost of payroll, rent of clean rooms and materials for clinical trials, rent, legal expenses and public relations expenses. Net cash provided by investing activities was $3,131,000 for the three months ended March 31, 2019, representing net decrease in short-term interest-bearing bank deposits.

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

There were no significant changes to our critical accounting policies during the quarter ended March 31, 2019. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Other Information.

During the quarter ended March 31, 2019, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

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

BRAINSTORM CELL THERAPEUTICS INC.

Date: May 10, 2019	By:	/s/ Eyal Rubin
Name: Eyal Rubin
Title: EVP, Chief Financial Officer (Principal Financial Officer)

