Form 10-Q
period 2019-06-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2019-08-13
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 7, 2019, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 22,550,442.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	5

Interim Condensed Consolidated Statements of Comprehensive Loss	6

Interim Condensed Statements of Changes in Stockholders' Equity	7-8

Interim Condensed Consolidated Statements of Cash Flows	9-10

Notes to Interim Condensed Consolidated Financial Statements	11-22

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	June 30,	December 31,
	2019	2018
	U.S. $ in thousands
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	$1,126	$942
Short-term deposit (Note 4)	1,575	6,122
Account receivable	1,917	2,009
Prepaid expenses and other current assets (Note 5)	917	1,197
Total current assets	5,535	10,270

Long-Term Assets:
Prepaid expenses and other long-term assets (Note 5)	31	307
Operating lease right of use asset	2,699	-
Property and Equipment, Net	599	651
Total long-term assets	3,329	958

Total assets	$8,864	$11,228

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$8,765	$4,548
Accrued expenses	1,020	1,042
Other accounts payable	758	622
Total current liabilities	10,543	6,212

Long-Term Liabilities:
Operating lease liability	2,837	-
Total long-term liabilities	2,837	-

Total liabilities	$13,380	$6,212

Stockholders' Equity:
Stock capital: (Note 8)	11	11
Common stock of $0.00005 par value - Authorized: 100,000,000 shares at each of June 30, 2019 and December 31, 2018; Issued and outstanding: 21,708,442 and 20,757,816 shares at June 30, 2019 and December 31, 2018, respectively.
Additional paid-in-capital	99,423	94,620
Receipts on account of shares	-	4,408
Accumulated deficit	(103,950)	(94,023)
Total stockholders' equity (deficit)	(4,516)	5,016

Total liabilities and stockholders' equity	$8,864	$11,228

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2019	2018	2019	2018
	Unaudited		Unaudited
Operating expenses:

Research and development, net	$7,010	$2,458	$3,554	$1,481
General and administrative	2,775	2,936	1,303	1,606

Operating loss	(9,785)	(5,394)	(4,857)	(3,087)

Financial expenses (income), net	142	(5)	43	4

Net loss	$(9,927)	$(5,389)	$(4,900)	$(3,091)

Basic and diluted net loss per share from continuing operations	$(0.47)	$(0.28)	$(0.23)	$(0.16)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	21,312,335	19,277,518	21,703,001	19,505,157

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data)

			Additional	Receipts on		Total
	Common stock		paid-in	account of	Accumulated	stockholders'
	Number	Amount	capital	shares	deficit	equity (deficit)
Balance as of January 1, 2018	18,976,169	$11	$85,944	$-	$(80,075)	$5,880
Stock-based compensation related to warrants and stock granted to service providers	42,293	(*)	102	-	-	102
Stock-based compensation related to stock and options granted to directors and employees	147,820	(*)	917	-	-	917
Exercise of options	33,332	(*)	25	-	-	25
Exercise and reissuance of warrants	1,558,202	(*)	7,632	4,408	-	12,040
Net loss	-	-	-	-	(13,948)	(13,948)

Balance as of December 31, 2018	20,757,816	$11	$94,620	$4,408	$(94,023)	$5,016

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data)

			Additional	Receipts on		Total
	Common stock		paid-in	account of	Accumulated	stockholders'
	Number	Amount	capital	shares	deficit	equity (deficit)
Balance as of January 1, 2019	20,757,816	$11	$94,620	$4,408	$(94,023)	$5,016
Stock-based compensation related to warrants and stock granted to service providers	5,908	(*)	25	-	-	25
Stock-based compensation related to stock and options granted to directors and employees	39,386	(*)	365	-	-	365
Exercise and reissuance of warrants	899,999	(*)	4,408	(4,408)	-	-
Exercise of options	5,333	(*)	5	-	-	5
Net loss	-	-	-	-	(9,927)	(9,927)

Balance as of June 30, 2019	21,708,442	$11	$99,423	$0	$(103,950)	$(4,516)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2019	2018	2019	2018
Cash flows from operating activities:

Net loss	$(9,927)	$(5,389)	$(4,900)	$(3,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	77	56	33	31
Shares and options granted to service providers	25	-	-	-
Stock-based compensation related to options granted to employees and directors	365	363	53	136
Change in lease liability	138	-	44	-
Decrease (Increase) in accounts receivable and prepaid expenses	648	295	(801)	411
Increase in accounts payables	4,217	2,758	3,736	921
Increase (decrease) in deferred grant income	-	(740)	(511)	683
Increase (decrease) in other accounts payable and accrued expenses	114	586	(1,162)	964
Total net cash provided by (used in) operating activities	$(4,343)	$(2,071)	$(3,508)	$55

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2019	2018	2019	2018
Cash flows from investing activities:

Purchase of property and equipment	(25)	(260)	(21)	(215)
Changes in short-term deposit	4,547	(9,904)	1,412	(12,818)
Investment in lease deposit	-	(5)	-	-

Total net cash provided by (used in) investing activities	$4,522	$(10,169)	$1,391	$(13,033)

Cash flows from financing activities:

Proceeds from exercise of options	5	25	5	-
Exercise and reissuance of warrants	-	11,994	-	11,994
Total net cash provided by financing activities	$5	$12,019	$5	$11,994

Increase (decrease) in cash and cash equivalents	184	(221)	(2,112)	(984)
Cash and cash equivalents at the beginning of the period	$942	$2,483	$3,238	$3,246

Cash and cash equivalents at end of the period	$1,126	$2,262	$1,126	$2,262

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all of the research and development activities of the Company. The Israeli Subsidiary formed a wholly-owned subsidiary, Brainstorm Cell Therapeutics UK Ltd. in the United Kingdom on February 19, 2013, which is currently inactive, and also formed wholly owned subsidiary, Advanced Cell Therapies Ltd. in Israel on June 21, 2018.

The Common Stock is publicly traded on the NASDAQ Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. ("Ramot"), (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amyotrophic Lateral Sclerosis (ALS, also known as Lou Gherig Disease), Progressive Multiple Sclerosis (PMS) and Parkinson’s disease. The Company developed a proprietary process, called NurOwn, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.

C.	NurOwn is in clinical development for the treatment of ALS. The Company has completed two single dose clinical trials of NurOwn in Israel, a Phase 1/2 trial with 12 patients and a Phase 2a trial with additional 12 patients. In July 2016 the Company announced the results of its Phase 2 trial which was conducted in three major medical centers in the US. This single dose trial included 48 patients randomized in a 3:1 ratio to receive NurOwn or placebo.

D.	The Company made significant progress in 2018 advancing NurOwn®, its late stage differentiated mesenchymal stem cell therapy, into a Phase 3 trial for the treatment of ALS. Enrollment in this randomized, double-blind, placebo-controlled, multi-dose clinical trial of NurOwn® for ALS is now ongoing. This Phase 3 trial builds upon the promising efficacy seen in prior trials including the randomized Phase 2 trial conducted in the U.S.

E.	The Phase 3 ALS trial pre-specified interim safety analysis by an independent Data Safety Monitoring Board (DSMB) was successfully completed in August 2018.

F.	The Company was granted FDA clearance for its NurOwn® IND Application for Progressive Multiple Sclerosis indication (ClinicalTrials.gov Identifier NCT03799718).

G.	The Company received Good Manufacturing Practice (GMP) approval from the Israel Ministry of Health (MoH) for our Israeli contract manufacturing facility at the Hadassah Medical Center in Jerusalem. The GMP certificate confirms the Company's manufacturing site compliance with Israeli GMPs which are recognized as equivalent to EU standards.

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

GOING CONCERN (Cont.):

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

Operating results for the three months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

B.	Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

C.	Recent Accounting Standards

In June 2016, the FASB issued a new standard requiring measurement and recognition of expected credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. This standard is effective for the Company in the first quarter of 2020; early adoption is permitted beginning in the first quarter of 2019. It is required to be applied on a modified-retrospective approach with certain elements being adopted prospectively. The Company does not expect that the adoption of this standard will have a significant impact on the financial position or results of operations.

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

NOTE 4 - SHORT TERM INVESTMENTS

Short term investments on June 30, 2019 and December 31, 2018 include bank deposits bearing annual interest rates varying from 0.05% to 3.15%, with maturities of up to 4 months as of June 30, 2019 and December 31, 2018.

NOTE 5 - PREPAID EXPENSES

In November 2017, the Company contracted with City of Hope's Center for Biomedicine and Genetics ("COH") to produce clinical supplies of NurOwn® adult stem cells for the Company’s ongoing Phase 3 clinical study. In 2017 the Company made an advance payment to COH of $2,665. The advance payment was recorded as prepaid expense and is amortized over the term of the agreement. As of December 31, 2018, $1,103 and $276 were recorded as current and long-term prepaid expense, respectively. As of June 30, 2019, $827 were recorded as current prepaid expense.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 6 - LEASES

On January 1, 2019 the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at the beginning of the period of adoption. Leases existing for the reporting period beginning January 1, 2019 are presented under ASU 2016-02. The Company leases facilities, clinical research rooms, and vehicles under operating leases. At June 30, 2019, the Company’s ROU assets and lease liabilities for operating leases totaled $2,699 and $2,837, respectively. The impact of adopting the new lease standard was not material to the Company’s condensed consolidated statement of operations for the periods presented.

Supplemental cash flow information related to operating leases was as follows (unaudited):

Six Months Ended June 30, 2019
Cash payments for operating leases	$638
New operating lease assets obtained in exchange for operating lease liabilities	$2,699

As of June 30, 2019, the Company’s operating leases had a weighted average remaining lease term of 2.46 years and a weighted average discount rate of 8.25%. Future lease payments under operating leases as of June 30, 2019 were as follows (unaudited):

Operating Leases
Remainder of 2019	$647
2020	1,277
2021	1,208
Total future lease payments	3,132
Less imputed interest	(295)
Total lease liability balance	$2,837

NOTE 7 - DEFERRED GRANT INCOME

In July 2017 the Company received an award in the amount of $15,912 from CIRM to aid in funding the Company’s Phase 3 study of NurOwn®, for the treatment of ALS. An aggregate amount of $12,550 and $9,050 related to the project was received through June 30, 2019 and December 31, 2018, respectively. The award does not bear a royalty payment commitment nor is the award otherwise refundable. $3,290 and $6,267 was recorded as participation by CIRM in research and development expenses during the six months ended in June 30, 2019 and during the year ended December 31, 2018, respectively.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 8 - STOCK CAPITAL

The rights of Common Stock are as follows:

Holders of Common Stock have the right to receive notice to participate and vote in stockholder meetings of the Company, the right to a share in the excess of assets upon liquidation of the Company and the right to receive dividends, if declared.

The Common Stock is publicly traded on the NASDAQ Capital Market under the symbol BCLI.

Private placements and public offerings:

Warrant Exercise Agreement: On June 6, 2018, the Company entered into a Warrant Exercise Agreement (the “Warrant Exercise Agreement”) with certain holders (the “Holders”) of warrants (the “2015 Warrants”) to purchase Company Common Stock, which 2015 Warrants were originally issued in the Company’s January 8, 2015 private placement. Pursuant to the Warrant Exercise Agreement, the Holders exercised their 2015 Warrants for a total of 2,458,201 shares of Common Stock (the “Exercised Shares”) at an amended exercise price of $5 per share. The warrant exercises generated gross cash proceeds to the Company of $12,291 ($12,040 net of issuance expenses). In addition, the Company issued new warrants to the Holders to purchase an aggregate 2,458,201 unregistered shares of Common Stock, at an exercise price of $9, with an expiration date of December 31, 2020 (the “New Warrants”).

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

At-the-market (ATM) Offering: On June 11, 2019, the Company entered into a Distribution Agreement with Raymond James & Associates, Inc. (“Agent”), pursuant to which the Company may sell from time to time, through the Agent, shares of Common Stock (the “Shares”), having an aggregate offering price of up to $20,000 (the “ATM Offering”). Sales of the Shares, if any, will be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Distribution Agent.

The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the Distribution Agreement or terminate the Distribution Agreement in accordance with its terms. Agent will be entitled to a fixed commission of 3.0% of the aggregate gross proceeds from the Shares sold. The Shares will be issued pursuant to the Company’s existing shelf registration statement on Form S-3 (File No. 333-225517) (the “Registration Statement”), which was filed with the SEC and declared effective by the SEC on June 29, 2018, and the Prospectus Supplement to the Registration Statement filed June 11, 2019.

As of June 30, 2019, no Shares were issued or sold under the Distribution Agreement.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 8 - STOCK CAPITAL (Cont.):

Stock Plans:

As of June 30, 2019, the Company had outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

As of June 30, 2019, 2,283,308 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

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

On March 6, 2017, Dr. Kern also received an option under the 2014 U.S. Plan to purchase up to 47,847 shares of Common Stock with an exercise price per share of $4.18. The option was fully vested and exercisable until the 2nd anniversary of the date of grant, when it expired unexercised.

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

The Company’s Second Amended and Restated Director Compensation Plan was approved in July 9, 2014 and amended on April 29, 2015, February 26, 2017 and July 13, 2017 (as amended, the “Director Compensation Plan”). The Director Compensation Plan governs Company compensation of eligible non-employee directors of the Company, except that certain non-employee directors receive individualized compensation and are not entitled receive annual director awards under the Director Compensation Plan, but are entitled to committee compensation under the Director Compensation Plan in the event that they qualify for and serve as a member of any committee of the Board. The Director Compensation Plan also determines the annual awards to be granted to qualified directors for their services in future periods, which annual awards have had the same terms since 2014, as further detailed in the Director Compensation Plan.

During the 6 months ended June 30, 2019, the following equity grants were made under the 2014 Plans to eligible directors:

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

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Nonvested as of December 31, 2018	152,908	3.96	1.56
Granted	45,294	3.91
Vested	34,695	3.67
Forfeitures	-	-
Nonvested as of June 30, 2019	163,507	4.01	1.52

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the six months ended June 30, 2019 amounted to $84.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 8 - STOCK CAPITAL (Cont.):

Share-based compensation to employees and to directors: (Cont.):

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the Six months ended June 30, 2019
	Amount of options *	Weighted average exercise price	Aggregate intrinsic value
		$	$
Outstanding at beginning of period	1,496,287	3.0581
Granted	-	-
Exercised	(5,333)	1.0050
Cancelled	(247,847)	4.1235
Outstanding at end of period	1,243,107	2.8545	1,361,805
Vested and expected-to-vest at end of period	806,731	2.2396	1,379,842

* Represents Employee Stock Options only (not including RSUs).

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 8 - STOCK CAPITAL (Cont.):

Share-based compensation to employees and to directors: (Cont.):

Directors (Cont.):

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on June 30, 2019, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the six months ended June 30, 2019 and 2018 amounted to $365 and $363, respectively.

Shares and options to service providers:

On March 26, 2019, the Company issued to its legal advisor 5,908 shares of Common Stock under the 2014 U.S. Plan for certain 2018 legal services. The related compensation expense was recorded as general and administrative expense in 2018.

On May 23, 2019, the Company granted to a former director, in consideration for services rendered to the Company, an option under the 2014 Global Plan to purchase up to 4,167 shares of Common Stock with an exercise price per share of $0.75. The option was fully vested and exercisable as of the date of grant.

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Six months ended June 30,
	2019	2018
Research and development	60	48
General and administrative	330	315
Total stock-based compensation expense	390	363

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 9 - SUBSEQUENT EVENTS

On August 2, 2019, the Company entered into a Warrant Exercise Agreement which generated gross cash proceeds to the Company of approximately $3.3 million. Pursuant to the agreement, certain holders (the “Holders”) of warrants issued by the Company on June 6, 2018 (the “2018 Warrants”) agreed to exercise 842,000 shares of Common Stock of their 2018 Warrants, at an amended exercise price of $3.90 per share, and the Company agreed to issue new warrant shares to the Holders to purchase 842,000 shares of Common Stock (the “New Warrants”), at an exercise price of $7.00, with an expiration date of December 31, 2021. The 2018 Warrants held by the Holders, to the extent not exercised, were also amended to reduce the exercise price to $7.00 per share and to extend the expiration date to December 31, 2021.

Subject to limited exceptions, for the 90 days following the date of the Warrant Exercise Agreement, neither the Company nor any Subsidiary will issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock, without the prior written consent of the Holders of a majority of the New Warrant shares. The Company also agreed that during the time the New Warrants are unexercised, the Company will not enter into any agreements with any holder of 2018 Warrants with more favorable terms, without the consent of the Holders of a majority of the warrant shares then exercisable under all outstanding August 2019 Warrant Exercise Agreements.

The Company also agreed to file a registration statement covering the resale of the additional shares of Common Stock underlying the New Warrants. The New Warrants have not been registered under the Securities Act of 1933, as amended (the Securities Act), or state securities laws. The Exercised Shares have been registered for resale on the Company’s registration statement on Form S-3 (File No. 333-225995). The issuance of the Exercised Shares and New Warrants is exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

As of August 5, 2019, total Cash and Cash equivalents was approximately $4.5 million.

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

Company Overview

•	Brainstorm Cell Therapeutics Inc. is a leading biotechnology company committed to the development and commercialization of best-in-class autologous cellular therapies for the treatment of neurodegenerative diseases including: Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease); Progressive Multiple Sclerosis (“PMS”); and Parkinson’s disease (“PD”).

•	NurOwn® leverages innovative and proprietary cell culture methods to induce autologous bone marrow-derived mesenchymal stem cells (MSCs) to secrete high levels of neurotrophic factors (NTFs), modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function.

•	NurOwn® is currently being evaluated in Phase 3 ALS and Phase 2 PMS clinical trials. Both clinical trials are actively enrolling participants in the U.S. and are expected to generate top-line data in the second half of 2020.

•	Our wholly-owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (“Israeli Subsidiary”), holds exclusive rights to commercialize NurOwn® technology through a licensing agreement with Ramot, the technology transfer company of Tel Aviv University, Israel.

•	The Israeli Subsidiary was granted approval by the Israeli Ministry of Health (“MOH”) to treat ALS patient access with NurOwn® under the Hospital Exemption Pathway (“HE”).

•	NurOwn® has a strong and comprehensive intellectual property portfolio.

•	NurOwn® was granted Fast Track designation by the U.S. Food and Drug Administration (FDA) and Orphan Drug status by the FDA and the European Medicines Agency (EMA) for ALS. For more information, visit Brainstorm's website at www.brainstorm-cell.com.

•	Brainstorm Cell Therapeutics Inc. currently employs 32 employees in the United States and in Israel. Brainstorm’s R&D center is in Petach Tikva, Israel.

Recent Highlights

•	The Company has made significant progress in the past 12 months advancing the NurOwn® ALS Phase 3 clinical trial at all 6 U.S. investigative sites (Mass General Hospital, UMass, Mayo Clinic, CPMC, Cedars Sinai and UC Irvine). Over 75% of the participants in this randomized, double-blind, placebo-controlled, repeat-dose clinical trial has been enrolled. This clinical trial builds upon promising efficacy seen in 3 prior early-stage ALS clinical trials, including a U.S. randomized placebo-controlled Phase 2 trial. We expect to complete NurOwn® ALS Phase 3 study enrollment by the end of the third quarter of 2019 and the trial is expected to generate data to support the FDA BLA filing of NurOwn® in ALS in the second half of 2020.

•	The Company was granted FDA approval in December 2018 for the IND Application of NurOwn® in Progressive Multiple Sclerosis (PMS) (www.clinicalTrials.gov Identifier NCT03799718). The study entitled ‘A Phase 2, open-label, multicenter study to evaluate the safety and efficacy of repeated administration of NurOwn® (Autologous Mesenchymal Stem Cells Secreting Neurotrophic Factors; MSC-NTF cells) in participants with Progressive Multiple Sclerosis (MS)’ will be conducted at 5 leading U.S. MS centers. As of the quarter ending June 30 2019, the first three (3) study participants have been enrolled in the study. Enrollment will proceed through the fourth quarter of 2019 as planned.

•	On April 30, 2019, the Company announced that it has expanded its proprietary cellular technology platform to include NurOwn®-derived exosomes (extracellular vesicles) for potential development across a broad range of CNS (Central Nervous System) disorders.

•	Since May 2019, following the approval by the MOH to support the treatment of 13 ALS patients with NurOwn® under the Israeli Hospital Exemption (HE) regulatory pathway, the Company has enrolled six (6) patients under the HE pathway. Thus far, the Company received approximately $1 million in connection with the treatment for the aforementioned patients.

•	On June 11, 2019, we established an at-the-market Common Stock offering program (the “ATM Program”) to sell shares of our Common Stock, having an aggregate offering price of up to $20 million. This program provides additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when the Company needs financing.

•	On August 2, 2019, the Company entered into a Warrant Exercise Agreement which generated gross cash proceeds to the Company of approximately $3.3 million. Pursuant to the agreement, certain holders (the “Holders”) of warrants issued by the Company on June 6, 2018 (the “2018 Warrants”) agreed to exercise their 2018 Warrants to purchase 842,000 shares of Common Stock, at an amended exercise price of $3.90 per share, and the Company agreed to issue new warrants to the Holders to purchase 842,000 shares of Common Stock, at an exercise price of $7.00, with an expiration date of December 31, 2021, and to amend the 2018 Warrants held by the Holders, to the extent not exercised, to reduce the exercise price to $7.00 per share and to extend the expiration date to December 31, 2021.

NurOwn® Proprietary Technology

NurOwn® technology is based on an innovative and proprietary manufacturing protocol, which induces the differentiation of purified and expanded bone marrow-derived mesenchymal stem cells (“MSC”) and consistently generates cells that release high levels of multiple neurotrophic factors (“MSC-NTF” cells) to modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function. These neurotrophic factors, that are known to be critical for the growth, survival and differentiation of neurons, include: glial-derived neurotrophic factor (“GDNF”); brain-derived neurotrophic factor (“BDNF”); vascular endothelial growth factor (“VEGF”); and hepatocyte growth factor (“HGF”), among others. GDNF is one of the most potent survival factors for peripheral motor neurons. VEGF and HGF have demonstrated important neuroprotective effects in ALS and other neurodegenerative diseases. Neuroinflammation is a prominent and early feature of ALS and other neurodegenerative diseases, as well as of Progressive MS.

NurOwn® manufacturing involves a multi-step process that includes: harvesting the patient's own bone marrow; processing and isolating the undifferentiated stem cells at the manufacturing site and cryopreserving the MSC to enable multiple treatments from a single bone marrow aspiration. In advance of each treatment cycle, the MSC are thawed differentiation is induced; and MSC-NTF cells are injected by intrathecal (“IT”) administration of into the same patient by a standard lumbar puncture. This administration procedure has been shown to be safe and well tolerated in multiple CNS clinical trials to date. The ongoing NurOwn® U.S. Phase 3 ALS and Phase 2 MS studies are evaluating the therapeutic potential of repeated IT dosing (three doses at bi-monthly intervals).

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

The ALS Clinical Program

NurOwn® is currently in a Phase 3 late stage clinical development program for the treatment of ALS. It has been granted Fast Track designation by the U.S. Food and Drug Administration (“FDA”) for this indication, and has been granted Orphan Drug Status, in the U.S. and Europe, which provides the potential for an extended period of exclusivity. We have completed two early stage Phase 1/2 and Phase 2 open-label clinical trials of NurOwn® in patients with ALS at the Hadassah Medical Center (“Hadassah”) in Jerusalem as well as a Phase 2 double-blind, placebo-controlled, clinical trial at three prestigious U.S. Medical centers, all highly experienced in the management and investigation of ALS.

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

Phase 3 ALS Clinical Trial

Following successful completion of the Phase 2 study, the Company is currently enrolling a Phase 3 trial (a multi-dose double-blind, placebo-controlled, multicenter trial protocol) that has been designed to generate data to support a Biologic License Application (“BLA”) for NurOwn® in ALS. The clinical trial is actively enrolling an enriched clinical trial population of rapid progressors (~50% of ALS patients) based on superior outcomes observed in Phase-2 in this pre-specified sub-group.

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

The independent Data Safety Monitoring Board (“DSMB”) for the study completed its pre-specified interim analysis of safety outcomes for the first 31 participants treated with NurOwn® in the Phase 3 trial in ALS (www.clinicaltrials.gov  Identifier NCT03280056) in August, 2018. The DSMB indicated there were no significant safety concerns and recommended that the trial continue, as planned without any modifications to the study protocol.

Top-line efficacy data is expected in the second half of 2020.

The Company has developed a validated cryopreservation process for the long-term storage of MSC, that allows multiple doses of NurOwn® to be created from a single bone marrow aspirate in the multi-dose clinical trial and to avoid the need for patients to undergo repeated bone marrow aspiration. A validation study was conducted in 2017 comparing NurOwn® derived from fresh MSC to those derived from cryopreserved MSC. Company scientists were successful in showing that the MSC can be stored in the vapor phase of liquid nitrogen for prolonged periods of time, while maintaining their characteristics. Cryopreserved MSC are capable of differentiating into NurOwn®, similar to the NurOwn® derived from fresh MSC from the same patient/donor, prior to cryopreservation and maintain their key functional properties including immunomodulation and neurotrophic factor secretion.

The Company has contracted with City of Hope's Center for Biomedicine and Genetics to produce clinical supplies of NurOwn® adult stem cells for the ongoing Phase 3 clinical study. City of Hope is currently supporting the production of NurOwn® and placebo for the participants treated in the Phase 3 trial. The Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute in Boston has also been contracted to manufacture NurOwn® and placebo for Phase 3 clinical study participants, and commenced manufacturing in October 2018. The two manufacturing facilities are also manufacturing NurOwn® for the Phase 2 study in progressive MS.

Patient Access Programs (ALS)

The Company collaboratively with the Tel Aviv Sourasky Medical Center (Ichilov Hospital), was approved to treat 13 ALS patients with NurOwn®, under the Israel Hospital Exemption regulatory pathway for Advanced Therapy Medicinal Products (ATMP), which was adopted by the Israeli Ministry of Health (MoH) from the European Medicine Agency (EMA) regulation. This pathway will enable the Company to make NurOwn® accessible to ALS patients in Israel, for a fee.

NurOwn in Progressive Multiple Sclerosis

On December 15, 2018, the FDA approved the Company's IND to conduct a Phase 2 open label trial of repeated intrathecal administration of NurOwn® in progressive MS (www.clinicaltrials.gov Identifier NCT03799718). The study entitled ‘A Phase 2, open-label, multicenter study to evaluate the safety and efficacy of repeated administration of NurOwn® (Autologous Mesenchymal Stem Cells Secreting Neurotrophic Factors; MSC-NTF cells) in participants with Progressive Multiple Sclerosis (MS)’ will recruit 20 progressive MS patients at 5 leading US MS centers. The trial enrolled the first 4 study participants in the first half of 2019 and is expected to generate top line data in the second half of 2020.

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

In 2018 and 2019, the Company was awarded aggregate grants of approximately $3 million from the Israel Innovation Authority (“IIA”). To date the Company has received approximately $2.5 million from IIA, made under the 2019 as well as under previous IIA grants.

Intellectual Property

A key element of the Company’s overall strategy is to establish a broad portfolio of patents and other methods described below to protect its proprietary technologies and products. Brainstorm is the sole licensee or assignee of 14 granted patents, 2 allowed patents and 24 patent applications in the United States, Europe, and Israel, as well as in additional countries worldwide, including countries in East Asia and South America (in calculating the number of granted patents, each European patent validated in multiple jurisdictions is counted as a single patent).

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

On April 9, 2019 The Canadian Intellectual Property Office issued a Notice of Allowance for Canadian Patent Application No. 2,877,223 entitled ‘Methods of Generating Mesenchymal Stem Cells which secrete Neurotrophic Factors’. The allowed claims cover the method for generating the Mesenchymal Stem Cells Secreting Neurotrophic Factors (MSC-NTF cells).

Scientific presentations in 2019

On January 11, 2019, Dr. Ralph Kern provided an update on the Phase 3 pivotal trial of the autologous MSC-NTF Cellular Therapy (NurOwn®) in ALS at the 9th Annual California ALS Research Summit in Irvine, CA. The California ALS Research Summit is an annual meeting of researchers, investigators, clinicians, biotech companies, government representatives, partner organizations, and advocates in ALS and related fields in California

Two scientific abstracts were presented at the 71st American Academy of Neurology (AAN) Annual Meeting in Philadelphia, PA, May 4-10, 2019. The scientific abstracts included: a detailed molecular characterization of enhanced neurotrophic factor production by NurOwn® (MSC-NTF cells); and correlations of cerebrospinal fluid biomarkers with clinical improvement that was selected by the AAN Science Committee, for a platform presentation at the prestigious Emerging Science Session. These findings contribute to our overall understanding of the mechanism of action of NurOwn® and provide further evidence linking ALS clinical outcomes to highly relevant disease biomarkers.

On May 31, 2019, the World Multiple Sclerosis (MS) Day, a global event that raises awareness of the invisible symptoms of MS, Brainstorm presented a poster of the Company’s Phase 2 Open-Label, Multicenter Study of Repeated Intrathecal Administration of Autologous MSC-NTF cells in Progressive MS at the Annual Meeting of the Consortium of Multiple Sclerosis Centers (CMSC), in Seattle. CMSC is the largest North American gathering for healthcare professionals and researchers engaged in MS care. The poster presented the Phase 2 study design and population, as well as the study endpoints and its current status.

Research and Development

The Company is also reviewing the potential for clinical development of NurOwn® in other neurodegenerative disorders, such as Parkinson’s disease, and Huntington’s disease. Research is currently ongoing to develop additional specialized derivative cell products such as MSC-NTF derived Exosomes. Exosomes are extracellular vesicles (secreted by the cells) that carry various molecular components of their cell of origin, including nucleic acids, proteins and lipids. Exosomes can transfer molecules from one cell to another via membrane vesicle trafficking, thereby mediating cell-to-cell communication, ultimately regulating many cell processes, which are suitable for clinical applications in multiple neurodegenerative diseases. The research efforts focused on three levels:

1. Manufacturing of MSC-NTF exosomes: Develop and optimize cell culture processes to generate exosomes and develop scalable purification methods that can be applied to commercial use.

2. Characterization of MSC-NTF exosomes: Quantification, characterization of phenotype and exosome cargo.

3. Examination of MSC-NTF exosomes potency.

For the ongoing multidose clinical studies in ALS and MS, the Company has improved the efficiency of NurOwn® production and improved its stability, allowing manufacturing to take place at centralized clean room facilities from which NurOwn® is distributed to the clinical trial sites, where the cells are then administered to patients. The Company is also engaged in several research initiatives to further improve and scale-up manufacturing capacity and extend the shelf life of NurOwn®.

Corporate Information

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 1325 Avenue of Americas, 28th Floor, New York, NY 10019, and our telephone number is (201) 488-0460. We maintain an Internet website at http://www.brainstorm-cell.com. The information on our website is not incorporated into this quarterly Report on Form 10-Q.

Results of Operations

For the period from inception (September 22, 2000) through June 30, 2019, the Company has not earned any revenue from operations. The Company does not expect to earn revenue from operations until the second half of 2019, if ever. The Company has incurred operating costs and other expenses of approximately $4,857,000 during the three months ended June 30, 2019 compared to $3,087,000 during the three months through June 30, 2018. The increase of $1,770,000 is due to higher expenses in connection with the ongoing U.S. Phase 3 Clinical Trial.

Research and Development Expenses:

Research and development expenses, net for the three months ended June 30, 2019 and 2018 were $3,554,000 and $1,481,000, respectively, representing an increase of $2,073,000. This increase is due to (i) an increase of $3,050,000 in connection with the Phase 3 Clinical Trial; (ii) an increase of $220,000 in connection with materials, payroll and stock-based compensation expenses patents, and other activities. This increase was partially offset by (i) $900,000 received in connection with the treatment of patients under the hospital exemption regulatory pathway; (ii) an increase of $253,000 in participation of the Israel Innovation Authority (“IIA”) and CIRM in 2019, under various awarded grants; and (iii) a decrease of $44,000 for costs related to consultants, travel, rent and other costs.

Excluding participation from IIA and CIRM under the grants and proceeds received under the hospital exemption regulatory pathway, research and development expenses increased by $3,226,000 from $3,308,000 in the second quarter of 2018 to $6,535,000 in the second quarter of 2019.

General and Administrative Expenses:

General and administrative expenses for the three months ended June 30, 2019 and 2018 were $1,303,000 and $1,606,000, respectively. The decrease in general and administrative expenses of $303,000 is primarily due to a decrease of $411,000 in payroll, stock-based compensation, consultants and rent partially offset by an increase of $108,000 in travel and PR costs.

Other Income and Expenses:

Financial expense for the three months ended June 30, 2019 was $43,000 as compared to financial expense of $4,000 for the three months ended June 30, 2018 as a result of the adoption of the Accounting Standard Update ASU 2016-02 “Leases”.

Net Loss:

Net loss for the three months ended on June 30, 2019 was $4,900,000, as compared to a net loss of $3,091,000 for the three months ended June 30, 2018. Net loss per share for the three months ended June 30, 2019 and 2018 was $0.23 and $0.16, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended June 30, 2019 was 21,703,001, compared to 19,505,157 for the three months ended June 30, 2018.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants and the issuance of convertible promissory notes.

Cash, Cash equivalents (including short-term bank deposits) amounted to approximately $2,701,000.

Net cash used in operating activities was $3,508,000 for the three months ended June 30, 2019. Cash used for operating activities was primarily attributed to cost of payroll, rent of clean rooms and materials for clinical trials, rent, legal expenses and public relations expenses. Net cash provided by investing activities was $1,391,000 for the three months ended June 30, 2019, representing net decrease in short-term interest-bearing bank deposits. Net cash provided by financing activities was $5,000 for the three months ended June 30, 2019 and is attributable to the exercise of options.

Our material cash needs for the next 24 months, assuming we do not expand our clinical trials beyond the current Phase 3 ALS and Phase 2 PMS trials in the United States, will include (i) costs of the clinical trials in the U.S., (ii) employee salaries, (iii) payments for rent and operation of the GMP facilities, and (iv) fees to our consultants and legal advisors, patents, and fees for facilities to be used in our research and development.

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

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $20.0 million. During the quarter ended June 30, 2019, no sales were made under the ATM Program. This program provides additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing. While we have not sold shares under the program to date, we currently intend to utilize the program when we believe the price we can obtain for our Common Stock is attractive.

On August 2, 2019, the Company entered into a Warrant Exercise Agreement which generated gross cash proceeds to the Company of approximately $3.3 million. Pursuant to the agreement, certain holders (the “Holders”) of warrants issued by the Company on June 6, 2018 (the “2018 Warrants”) agreed to exercise 842,000 shares of Common Stock of their 2018 Warrants, at an amended exercise price of $3.90 per share, and the Company agreed to issue new warrants to the Holders to purchase 842,000 shares of Common Stock, at an exercise price of $7.00, with an expiration date of December 31, 2021, and to amend the 2018 Warrants held by the Holders, to the extent not exercised, to reduce the exercise price to $7.00 per share and to extend the expiration date to December 31, 2021. For the 90 days following the date of the Warrant Exercise Agreement, neither the Company nor any Subsidiary will issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock, without the prior written consent of the Holders of a majority of the New Warrant shares. The Company also agreed to file a registration statement covering the resale of the additional shares of Common Stock underlying the New Warrants.

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

There were no significant changes to our critical accounting policies during the quarter ended June 30, 2019. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

During the quarter ended June 30, 2019, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The following documents are filed as exhibits to this report:

		Filed (or Furnished)	Incorporated by Reference Herein
Exhibit Number	Description	with this Form 10-Q	Form	Exhibit & File No.	Date Filed
10.1	Distribution Agreement, dated June 11, 2019, by and between Brainstorm Cell Therapeutics Inc. and Raymond James & Associates, Inc.		8-K	1.1	June 11, 2019
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

* Filed herewith

‡ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: August 13, 2019	By:	/s/ Eyal Rubin
Name: Eyal Rubin
Title: EVP, Chief Financial Officer (Principal Financial Officer)