Form 10-Q
period 2019-09-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2019-11-14
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 6, 2019, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 22,606,492.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

3

RAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	September 30,	December 31,
	2019	2018
	U.S. $ in thousands
	Unaudited	Audited
ASSETS
Current Assets:
Cash and cash equivalents	$2,095	$942
Short-term deposit (Note 4)	34	6,122
Account receivable	1,924	2,009
Prepaid expenses and other current assets (Note 5)	619	1,197
Total current assets	4,672	10,270

Long-Term Assets:
Prepaid expenses and other long-term assets	32	307
Operating lease right of use asset	2,443	-
Property and Equipment, Net	664	651
Total long-term assets	3,139	958

Total assets	$7,811	$11,228

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,144	$4,548
Accrued expenses	1,975	1,042
Other accounts payable	839	622
Total current liabilities	11,958	6,212
Long-Term Liabilities:
Operating lease liability	2,630	-
Total long-term liabilities	2,630	-

Total liabilities	$14,588	$6,212

Stockholders' Equity:
Stock capital: (Note 8)	11	11
Common stock of $0.00005 par value - Authorized: 100,000,000 shares at each of September 30, 2019 and December 31, 2018; Issued and outstanding: 22,606,492 and 20,757,816 shares at September 30, 2019 and December 31, 2018, respectively.
Additional paid-in-capital	102,796	94,620
Receipts on account of shares	-	4,408
Accumulated deficit	(109,584)	(94,023)
Total stockholders' equity (deficit)	(6,777)	5,016

Total liabilities and stockholders' equity	$7,811	$11,228

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2019	2018	2019	2018
	Unaudited		Unaudited
Operating expenses:

Research and development, net	$11,018	$4,433	$4,008	$1,975
General and administrative	4,318	4,193	1,543	1,257

Operating loss	(15,336)	(8,626)	(5,551)	(3,232)

Financial expenses (income), net	225	(61)	83	(56)

Net loss	$(15,561)	$(8,565)	$(5,634)	$(3,176)

Basic and diluted net loss per share from continuing operations	$(0.72)	$(0.43)	$(0.25)	$(0.15)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	21,630,007	19,754,159	22,254,993	20,691,900

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data)

	Common stock		Additional paid-in	Receipts on account of	Accumulated	Total stockholders'
	Number	Amount	capital	shares	deficit	equity (deficit)
Balance as of January 1, 2019	20,757,816	$11	$94,620	$4,408	$(94,023)	$5,016

Stock-based compensation related to warrants and stock granted to service providers	5,908	(*)	25	-	-	25
Stock-based compensation related to stock and options granted to directors and employees	82,104	(*)	582	-	-	582
Exercise and reissuance of warrants	1,741,299	(*)	7,534	(4,408)	-	3,126
Exercise of options	18,665	(*)	35	-	-	35
Net loss	-	-	-	-	(15,561)	(15,561)

Balance as of September 30, 2019	20,606,492	$11	$102,796	$-	$(109,584)	$(6,777)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2019	2018	2019	2018
	Unaudited		Unaudited
Cash flows from operating activities:
Net loss	$(15,561)	$(8,565)	$(5,634)	$(3,176)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	114	89	37	33
Shares and options granted to service providers	25	-	-	-
Stock-based compensation related to options granted to employees and directors	582	598	217	235
Change in lease liability	187	-	49	-
Decrease in accounts receivable and prepaid expenses	938	965	290	670
Increase (decrease) in accounts payables	4,596	1,178	379	(1,580)
Decrease in deferred grant income	-	(2,495)	-	(1,755)
Increase (decrease) in other accounts payable and accrued expenses	1,150	(435)	1,036	(1,021)

Total net cash used in operating activities	$(7,969)	$(8,665)	$(3,626)	$(6,594)

Cash flows from investing activities:
Purchase of property and equipment	$(127)	$(261)	$(102)	$(1)
Changes in short-term deposit	6,088	(4,921)	1,541	4,983
Investment in lease deposit	-	(4)	-	1

Total net cash provided by (used in) investing activities	$5,961	$(5,186)	$1,439	$4,983

Cash flows from financing activities:
Proceeds from exercise of options	$35	$25	$30	$-
Exercise and reissuance of warrants	3,126	12,040	3,126	46

Total net cash provided by financing activities	$3,161	$12,065	$3,156	$46

Increase (decrease) in cash and cash equivalents	$1,153	$(1,786)	$969	$(1,565)
Cash and cash equivalents at the beginning of the period	$942	$2,483	$1,126	$2,262

Cash and cash equivalents at end of the period	$2,095	$697	$2,095	$697

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all of the research and development activities of the Company. The Israeli Subsidiary formed a wholly-owned subsidiary, Brainstorm Cell Therapeutics UK Ltd. in the United Kingdom on February 19, 2013, which is currently inactive and also formed wholly owned subsidiary, Advanced Cell Therapies Ltd. in Israel on June 21, 2018.

The Common Stock is publicly traded on the NASDAQ Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. ("Ramot"), (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amyotrophic Lateral Sclerosis (ALS, also known as Lou Gherig Disease), Progressive Multiple Sclerosis (PMS) and Parkinson’s disease. The Company developed a proprietary process, called NurOwn, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.

C.	NurOwn is in clinical development for the treatment of ALS. The Company has completed two single dose clinical trials of NurOwn in Israel, a Phase 1/2 trial with 12 patients and a Phase 2a trial with additional 12 patients. In July 2016 the Company announced the results of its Phase 2 trial which was conducted in three major medical centers in the US. This single dose trial included 48 patients randomized in a 3:1 ratio to receive NurOwn or placebo.

D.	The Company made significant progress in 2018 advancing NurOwn®, its late stage differentiated mesenchymal stem cell therapy, into a Phase 3 trial for the treatment of ALS. Enrollment in this randomized, double-blind, placebo-controlled, multi-dose clinical trial of NurOwn® for ALS is now ongoing. This Phase 3 trial builds upon the promising efficacy seen in prior trials including the randomized Phase 2 trial conducted in the U.S.

E.	The Phase 3 ALS trial pre-specified interim safety analysis by an independent Data Safety Monitoring Board (DSMB) was successfully completed in August 2018.

F.	The Company was granted FDA clearance for its NurOwn® IND Application for Progressive Multiple Sclerosis indication (ClinicalTrials.gov Identifier NCT03799718), which is currently being evaluated in Phase 2 clinical trials.

G.	The Company received Good Manufacturing Practice (GMP) approval from the Israel Ministry of Health (MoH) for our Israeli contract manufacturing facility at the Hadassah Medical Center in Jerusalem. The GMP certificate confirms the Company's manufacturing site compliance with Israeli GMPs which are recognized as equivalent to EU standards.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL (Cont.)

H.	GOING CONCERN:

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	Unaudited Interim Financial Statements:

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

Operating results for the three months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

B.	Significant Accounting Policies:

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Cont.)

C.	Recent Accounting Standards:

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

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 3 - RESEARCH AND LICENSE AGREEMENT

The Company entered into a Research and License Agreement, as amended and restated, with Ramot (the “License Agreement”). Pursuant to the remuneration terms of the License Agreement, the Company has agreed to pay Ramot royalties on Net Sales of the Licensed Product as follows:

A. So long as the making, producing, manufacturing, using, marketing, selling, importing or exporting (collectively, the “Commercialization”) of such Licensed Product is covered by a Valid Claim or is covered by Orphan Drug Status, the Company shall pay Ramot a royalty of 5% of the Net Sales received by the Company and resulting from such Commercialization; and

B. In the event the Commercialization of the Licensed Product is neither covered by a Valid Claim nor by Orphan Drug status, the Company shall pay Ramot a royalty of 3% of the Net Sales received by the Company resulting from such Commercialization. This royalty shall be paid from the First Commercial Sale of the Licensed Product and for a period of fifteen (15) years thereafter.

Capitalized terms set forth above which are not defined shall have the meanings attributed to them under the License Agreement.

NOTE 4 - SHORT TERM INVESTMENTS

Short term investments on September 30, 2019 and December 31, 2018 include bank deposits bearing annual interest rates varying from 0.05% to 3.15%, with maturities of up to 4 months as of September 30, 2019 and December 31, 2018.

NOTE 5 - PREPAID EXPENSES

In November 2017, the Company contracted with City of Hope's Center for Biomedicine and Genetics ("COH") to produce clinical supplies of NurOwn® adult stem cells for the Company’s ongoing Phase 3 clinical study. In 2017 the Company made an advance payment to COH of $2,665. The advance payment was recorded as prepaid expense and is amortized over the term of the agreement. As of December 31, 2018, $1,103 and $276 were recorded as current and long-term prepaid expense, respectively. As of September 30, 2019, $551 were recorded as current prepaid expense.

NOTE 6 - LEASES

On January 1, 2019 the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at the beginning of the period of adoption. Leases existing for the reporting period beginning January 1, 2019 are presented under ASU 2016-02. The Company leases facilities, clinical research rooms, and vehicles under operating leases. At September 30, 2019, the Company’s ROU assets and lease liabilities for operating leases totaled $2,443 and $2,630, respectively. The impact of adopting the new lease standard was not material to the Company’s condensed consolidated statement of operations for the periods presented.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 6 - LEASES (Cont.)

Supplemental cash flow information related to operating leases was as follows (unaudited):

Nine Months Ended September 30, 2019
Cash payments for operating leases	$965
New operating lease assets obtained in exchange for operating lease liabilities	$2,443

As of September 30, 2019, the Company’s operating leases had a weighted average remaining lease term of 2.46 years and a weighted average discount rate of 8.25%. Future lease payments under operating leases as of September 30, 2019 were as follows (unaudited):

Operating Leases
Remainder of 2019	$331
2020	1,308
2021	1,237
Total future lease payments	2,876
Less imputed interest	(246)
Total lease liability balance	$2,630

NOTE 7 - DEFERRED GRANT INCOME

In July 2017 the Company received an award in the amount of $15,912 from CIRM to aid in funding the Company’s Phase 3 study of NurOwn®, for the treatment of ALS. An aggregate amount of $12,550 and $9,050 related to the project was received through September 30, 2019 and December 31, 2018, respectively. The award does not bear a royalty payment commitment nor is the award otherwise refundable. $3,290 and $6,267 was recorded as participation by CIRM in research and development expenses during the nine months ended in September 30, 2019 and during the year ended December 31, 2018, respectively.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 8 - STOCK CAPITAL (Cont.)

Private placements and public offerings:

Warrant Exercise Agreement: On August 2, 2019, the Company entered into a Warrant Exercise Agreement which generated gross cash proceeds to the Company of approximately $3.3 million. Pursuant to the agreement, certain holders (the “Holders”) of warrants issued by the Company on June 6, 2018 (the “2018 Warrants”) agreed to exercise 842,000 shares of Common Stock of their 2018 Warrants, at an amended exercise price of $3.90 per share, and the Company agreed to issue new warrant shares to the Holders to purchase 842,000 shares of Common Stock (the “New Warrants”), at an exercise price of $7.00, with an expiration date of December 31, 2021. The 2018 Warrants held by the Holders, to the extent not exercised, were also amended to reduce the exercise price to $7.00 per share and to extend the expiration date to December 31, 2021.

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

The New Warrants have not been registered under the Securities Act of 1933, as amended (the Securities Act), or state securities laws. The shares issuable upon exercise of the New Warrants have been registered for resale on the Company’s registration statement on Form S-3 (File No. 333-233349). The Exercised Shares have been registered for resale on the Company’s registration statement on Form S-3 (File No. 333-225995). The issuance of the Exercised Shares and New Warrants is exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

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

As of September 30, 2019, no Shares were issued or sold under the Distribution Agreement .

Since its inception the Company has raised approximately $62,000, net in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 8 - STOCK CAPITAL (Cont.)

Stock Plans:

As of September 30, 2019, the Company had outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

As of September 30, 2019, 2,011,423 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

Share-based compensation to employees and to directors:

Employees:

Chaim Lebovits, the Company’s Chief Executive Officer and President (i) was granted a stock option under the 2014 Global Plan on September 28, 2015 for the purchase of up to 369,619 shares of the Company’s Common Stock at a per share exercise price of $2.45, which grant is fully vested and exercisable and shall be exercisable for a period of two years after termination of employment; (ii) received on July 26, 2017, July 26, 2018, July 26, 2019, and is entitled to receive on each anniversary thereafter (provided he remains Chief Executive Officer), a grant of 31,185 shares of restricted stock, each of which vests as to twenty-five percent (25%) of the award on the first, second, third and fourth anniversary of the date of grant and is subject to accelerated vesting upon a Change of Control (as defined in the Lebovits employment agreement) of the Company; and (iii) was granted on July 26, 2017 a fully vested and exercisable option to purchase up to 41,580 shares of Common Stock, which remained exercisable until the 2nd anniversary of the date of grant, regardless of whether Mr. Lebovits remains employed by the Company, with an exercise price per share of $4.81. The option was fully-vested until the 2nd anniversary of the date of grant, when it expired unexercised.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 8 - STOCK CAPITAL (Cont.)

Share-based compensation to employees and to directors: (Cont.)

Employees: (Cont.)

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

On September 6, 2019, the Company granted Preetam Shah, EVP, Chief Financial Officer and Treasurer of the Company, stock options (i) to purchase up to 100,000 shares of Common Stock, at an exercise price of $3.96 per share, and (ii) to purchase up to 100,000 shares of Common Stock at an exercise price per share equal to $6.00 per share. Each option shall vest and become exercisable as follows: 25% of the shares underlying the option shall vest and become exercisable on the first anniversary of the date of grant, and the remaining shares underlying the option shall vest and become exercisable in equal quarterly installments thereafter, until fully vested and exercisable on the fourth anniversary of the date of grant, and is subject to accelerated vesting upon a Change of Control (as defined in Dr. Shah’s employment agreement) of the Company.

On September 6, 2019, the Company granted Dr. Shah 25,000 shares of restricted common stock of the Company, which shall vest as to 100% of the award on the one year anniversary of the grant date, and is subject to accelerated vesting upon a Change of Control (as defined in Dr. Shah’s employment agreement) of the Company.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 8 - STOCK CAPITAL (Cont.)

Share-based compensation to employees and to directors: (Cont.)

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

During the 9 months ended September 30, 2019, the following equity grants were made under the 2014 Plans to eligible directors:

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

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Nonvested as of December 31, 2018	152,908	3.96	1.56

Granted	88,012	3.96
Vested	60,979	3.32
Forfeitures	-	-
Nonvested as of September 30, 2019	179,941	3.98	1.99

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the nine months ended September 30, 2019 amounted to $94.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 8 - STOCK CAPITAL (Cont.)

Share-based compensation to employees and to directors: (Cont.)

Restricted Stock: (Cont.)

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the Nine months ended September 30, 2019
	Amount of options *	Weighted average exercise price	Aggregate intrinsic value
		$	$
Outstanding at beginning of period	1,496,287	3.0581
Granted	204,167	4.8937
Exercised	(18,665)	1.8943
Cancelled	(253,514)	4.0996
Outstanding at end of period	1,428,275	3.1509	1,069,975

Vested and expected-to-vest at end of period	881,564	2.0076	1,668,280

* Represents Employee Stock Options only (not including RSUs).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on September 30, 2019, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the nine months ended September 30, 2019 and 2018 amounted to $582 and $598, respectively.

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

Total Stock-Based Compensation Expense:

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Nine months ended September 30,
	2019	2018
Research and development	91	73
General and administrative	516	525
Total stock-based compensation expense	607	598

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

Company Overview

•	Brainstorm Cell Therapeutics Inc. is a leading biotechnology company committed to the development and commercialization of best-in-class autologous cellular therapies for the treatment of neurodegenerative diseases including: Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease); Progressive Multiple Sclerosis (“PMS”); and Parkinson’s disease (“PD”).

•	NurOwn® leverages innovative and proprietary cell culture methods to induce autologous bone marrow-derived mesenchymal stem cells (MSCs) to secrete high levels of neurotrophic factors (NTFs), modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function.

•	NurOwn® is currently being evaluated in Phase 3 ALS and Phase 2 PMS clinical trials. Enrollment for the Phase 3 ALS trial was completed in October 2019 and is expected to generate top-line data in the second half of 2020. The Phase 2 PMS trial is actively enrolling participants in the U.S. and is expected to generate top-line data in the middle of 2020.

•	Our wholly-owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (“Israeli Subsidiary”), holds exclusive rights to commercialize NurOwn® technology through a licensing agreement with Ramot, the technology transfer company of Tel Aviv University, Israel.

•	The Israeli Subsidiary was granted approval by the Israeli Ministry of Health (“MoH”) to treat ALS patient access with NurOwn® under the Hospital Exemption Pathway (“HE”).

•	NurOwn® has a strong and comprehensive intellectual property portfolio.

•	NurOwn® was granted Fast Track designation by the U.S. Food and Drug Administration (FDA) and Orphan Drug status by the FDA and the European Medicines Agency (EMA) for ALS. For more information, visit Brainstorm's website at www.brainstorm-cell.com.

•	Brainstorm Cell Therapeutics Inc. currently employs 32employees in the United States and in Israel. Most of the senior management team is based in the United States, and all of Brainstorm’s current clinical trial sites are located in the United States. Brainstorm’s R&D center is located in Petach Tikva, Israel.

Recent Highlights

•	The Company has made significant progress in the past 12 months advancing the NurOwn® ALS Phase 3 clinical trial at all 6 U.S. investigative sites (Mass General Hospital, UMass, Mayo Clinic, CPMC, Cedars Sinai and UC Irvine). This clinical trial builds upon promising efficacy seen in three prior early-stage ALS clinical trials, including a U.S. randomized placebo-controlled Phase 2 trial. We completed NurOwn® ALS Phase 3 study enrollment in October 2019 and the trial is expected to generate data to support the FDA BLA filing of NurOwn® in ALS in the fourth quarter of 2020.

•	The Company was granted FDA approval in December 2018 for the IND Application of NurOwn® in Progressive Multiple Sclerosis (PMS) (www.clinicalTrials.gov Identifier NCT03799718). The study entitled ‘A Phase 2, open-label, multicenter study to evaluate the safety and efficacy of repeated administration of NurOwn® (Autologous Mesenchymal Stem Cells Secreting Neurotrophic Factors; MSC-NTF cells) in participants with Progressive Multiple Sclerosis (MS)’ will be conducted at 5 leading U.S. MS centers. As of the quarter ending September 30, 2019, the first eight (8) study participants have been enrolled in the study. Enrollment will proceed through the fourth quarter of 2019 as planned.

•	The Israeli MoH has approved the Company’s treatment of up to 13 ALS patients with NurOwn® under the Israeli Hospital Exemption (HE) regulatory pathway. The Company has enrolled eight (8) patients under the HE pathway as of September 30, 2019 and is in process of enrolling the entire approved number of patients. Thus far, the Company received approximately $2.5 million in connection with the treatment of the aforementioned patients.

•	On June 11, 2019, we established an at-the-market Common Stock offering program (the “ATM Program”) to sell shares of our Common Stock, having an aggregate offering price of up to $20 million. This program provides additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost, as and when the Company needs financing. During the quarter ended September 30, 2019, no sales were made under the ATM Program.

•	On August 2, 2019, the Company entered into a Warrant Exercise Agreement which generated gross cash proceeds to the Company of approximately $3.3 million.

•	On September 6, 2019, the Company appointed Preetam Shah, Ph.D., M.B.A., as Chief Financial Officer. Dr. Shah is an experienced healthcare finance professional with over 18 years of diverse leadership experience in investment banking and venture capital, healthcare financial consulting, business development, sales and marketing, and scientific research.

•	The DSMB completed the second pre-specified interim analysis of safety outcomes for 106 participants treated with NurOwn® in the Phase 3 ALS trial on October 28, 2019. The DSMB indicated that the trial should continue without any modifications to the study protocol, and the DSMB chair indicated that they did not identify any significant safety concerns.

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

In January 2016, the results of the two completed Phase 1/2 study and Phase 2 open label trials were published in JAMA Neurology. The data published demonstrated a slower rate of disease progression following MSC-NTF cell transplantation as measured by the ALS Functional Rating Score (“ALSFRS-R”), the gold standard for the evaluation of ALS functional status, and Forced Vital Capacity (“FVC”), a measure of pulmonary function, as well as positive trends in the rate of decline of muscle volume and the compound motor axon potential (“CMAPs”). This was the first published clinical data using autologous mesenchymal stem cells, induced under culture conditions to produce NTFs, with the potential to deliver a combined neuroprotective and immunomodulatory therapeutic effect in ALS and potentially modify the course of this disease.

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

Topline data from this Phase 2 Study were announced by the Company in July 2016. Further details were presented by investigators Dr. Robert Brown and Dr. James Berry, at the 15th Annual Meeting of the Northeast ALS Consortium (NEALS) in October 2016 and by Dr. Berry at the 27th International Symposium on ALS/MND, in Dublin, Ireland, in December 2016. Key findings from the trial were as follows:

•	The study achieved its primary objective, demonstrating that NurOwn® transplantation was safe and well-tolerated. There were no discontinuations from the trial due to AEs and there were no deaths in the study. The most common adverse events (of mild or moderate severity), were transient procedure-related AEs such as headache, back pain, pyrexia arthralgia and injection-site discomfort, which were more commonly seen in the NurOwn®-treated participants compared to placebo.

•	NurOwn® achieved multiple secondary efficacy endpoints, showing evidence of a clinically meaningful benefit. Notably, response rates in the ALS functional rating scale (48-point ALSFRS-R outcome measure) were higher in NurOwn®-treated participants, compared to placebo, at all study timepoints over 24 weeks.

•	A pre-specified responder analysis examined percentage improvements in the post treatment ALSFRS-R slope (rate of disease progression as measured by ALSFRS-R change/month) compared to pre-treatment slope and demonstrated that a higher proportion of NurOwn® treated participants achieved a ≥100% improvement in the post-treatment vs. pre-treatment ALSFRS-R slope, compared to the placebo group. This analysis also demonstrated that a higher proportion of the NurOwn® treated participants achieved a ≥1.5 point per month or greater improvement in the post-treatment vs. pre-treatment ALSFRS-R slope, compared to the placebo group.

•	The beneficial treatment effects were greater in the rapid progressor subgroup (in which pretreatment ALSFRS-R scores declined by 2 or more points in the 3-month pre-treatment period).

•	As an important confirmation of NurOwn®’s mechanism of action, levels of neurotrophic factors and inflammatory markers were measured in the cerebrospinal fluid (“CSF”) samples collected from participants pre- and 2 weeks post-treatment. In the samples of those participants treated with NurOwn®, statistically significant increases in levels of neurotrophic factors VEGF, HGF and LIF and a statistically significant reduction in inflammatory markers MCP-1, SDF-1 and CHIT-1 were observed post-transplantation. Furthermore, the observed reduction in inflammatory markers correlated with ALS functional improvements. These clinical-biomarker correlations were not seen in placebo-treated participants, consistent with the proposed combined neuroprotective and immunomodulatory mechanism of action of NurOwn® in ALS.

•	In summary, a higher proportion of NurOwn® treated participants, particularly those with more rapid disease progression, experienced stabilization or improvement in ALS function, as measured by the post-treatment vs. pre-treatment ALSFRS-R slope change. These are new and meaningful ALS clinical observations that are being evaluated in the ongoing Phase 3 study using repeat dosing in ALS rapid progressors.

Phase 3 ALS Clinical Trial

Following successful completion of the single dose Phase 2 US study, the Company commenced a repeat-dose Phase 3 trial (a double-blind, placebo-controlled, multicenter trial protocol) that has been designed to generate data to support a Biologic License Application (“BLA”) for NurOwn® in ALS. In October 2019 the Company completed enrollment in the Phase 3 ALS clinical trial of an enriched clinical trial population of rapid progressors (~50% of ALS patients) based on superior outcomes observed in Phase 2 in this pre-specified sub-group.

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

The independent Data Safety Monitoring Board (“DSMB”) for the study completed the first pre-specified interim analysis of safety outcomes for the first 31 participants treated with NurOwn® in the Phase 3 trial in ALS (www.clinicaltrials.gov Identifier NCT03280056) in August, 2018. The DSMB indicated there were no significant safety concerns and recommended that the trial continue, as planned without any modifications to the study protocol.

The DSMB completed the second pre-specified interim analysis of safety outcomes for 106 participants treated with NurOwn® in the Phase 3 ALS trial on October 28, 2019. The DSMB indicated that the trial should continue without any modifications to the study protocol, and the DSMB chair indicated that they did not identify any significant safety concerns.

Top-line efficacy data is expected in the fourth quarter of 2020.

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

Special meeting with FDA senior management

In July 2019, the Brainstorm management team was invited to participate in a special in-person, high-level meeting with the senior management of the FDA’s Drug and Biologics Centers and, ’I AM ALS’, a grassroots ALS advocacy group advocating for an ALS cure.

FDA’s Dr. Peter Marks, Director of the Center for Biologics Evaluation and Research (CBER) and Dr. Janet Woodcock Director of the Center for Drug Evaluation and Research (CDER) were in attendance with senior FDA staff. Brainstorm’s Phase 3 ALS principal Investigators Dr. Robert Brown (Massachusetts Memorial Hospital, Worcester, Massachusetts) and Dr. Merit Cudkowicz (Massachusetts General Hospital, Boston) joined by teleconference.

The meeting’s purpose was to discuss Brainstorm’s ongoing Phase 3 ALS clinical trial as well as efforts to speed treatment access to the ALS patient community. The meeting enabled an open and effective dialogue between the FDA and Brainstorm, setting the stage for future meetings to explore practical options to quickly bring our investigational treatment to those living with ALS.

Patient Access Programs (ALS)

The Company, working collaboratively with the Tel Aviv Sourasky Medical Center (Ichilov Hospital), was approved to treat 13 ALS patients with NurOwn®, under the Israel Hospital Exemption regulatory pathway for Advanced Therapy Medicinal Products (ATMP), which was adopted by the Israeli Ministry of Health (MoH) from the European Medicine Agency (EMA) regulation. This pathway will enable the Company to make NurOwn® accessible to ALS patients in Israel, for a fee. Eight patients have been enrolled in this program so far.

NurOwn in Progressive Multiple Sclerosis

On December 15, 2018, the FDA approved the Company's IND to conduct a Phase 2 open label trial of repeated intrathecal administration of NurOwn® in progressive MS (www.clinicaltrials.gov Identifier NCT03799718). The study entitled ‘A Phase 2, open-label, multicenter study to evaluate the safety and efficacy of repeated administration of NurOwn® (Autologous Mesenchymal Stem Cells Secreting Neurotrophic Factors; MSC-NTF cells) in participants with Progressive Multiple Sclerosis (MS)’ will recruit 20 progressive MS patients at 5 leading US MS centers. As of September 2019, the MS clinical trial enrolled the first 8 study participants and is expected to generate top line data in the second half of 2020.

Non-Dilutive Funding

In July 2017, the Company was awarded a grant in the amount of $15,912,000 from the California Institute for Regenerative Medicine (CIRM) to aid in funding the Company’s pivotal Phase 3 study of NurOwn®, for the treatment of ALS. To date, the Company has received $12,550,000 of the CIRM grant: $9,050,000 from 2017 through 2018, and an additional $3,500,000 in 2019. The grant does not bear a royalty payment commitment nor is the grant otherwise refundable. The Company expects to receive approximately $3,300,000 in additional grant funding from CIRM upon achieving certain milestones.

In 2018 and 2019, the Company was awarded aggregate grants of approximately $3 million from the Israel Innovation Authority (“IIA”). To date the Company has received approximately $2.6 million from IIA, made under the 2019 as well as under previous IIA grants. The Company expects to receive approximately $500,000 in additional grant funding from IIA upon achieving certain milestones.

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

In March 2019 the European Patent Office ("EPO") granted a European-wide patent titled 'Mesenchymal Stem Cells for the treatment of CNS Diseases.' The European Patent Application published in the European Patent Bulletin 19/13 on March 27, 2019, under Patent No. 2620493. The allowed claims cover the isolated cells as well as their use in the manufacture of a medicament for treating a CNS disease or disorder, selected from the group consisting of:  Parkinson's, multiple sclerosis, epilepsy, amyotrophic lateral sclerosis, stroke, autoimmune encephalomyelitis, diabetic neuropathy, glaucomatous neuropathy, Alzheimer's disease and Huntingdon's disease.

On April 9, 2019, the Canadian Intellectual Property Office issued a Notice of Allowance for Canadian Patent Application No. 2,877,223 entitled ‘Methods of Generating Mesenchymal Stem Cells which secrete Neurotrophic Factors’. The allowed claims cover the method for generating the Mesenchymal Stem Cells Secreting Neurotrophic Factors (MSC-NTF cells).

On September 16, 2019, the United States Patent and Trademark Office (USPTO) issued a Notice of Allowance for BrainStorm's new US Patent Application, number: 15/113,105, titled: ‘Method of Qualifying Cells'. The allowed claims cover a pharmaceutical composition for MSC-NTF cells secreting neurotrophic factors (NurOwn®) comprising a culture medium as a carrier and an isolated population of differentiated bone marrow-derived MSCs that secrete neurotrophic factors

Patents protecting NurOwn® have been issued in the United States, Japan, Europe, Hong-Kong and Israel.

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

On October 2, 2019 Brainstorm presented NurOwn® Phase 2 biomarker data at the 18th Annual NEALS Meeting held October 2-4, 2019 in Clearwater, Florida, discussing the evolving landscape of ALS clinical trials and potential surrogate and functional endpoints for regulatory approval.

Research and Development

The Company is also reviewing the potential for clinical development of NurOwn® in other neurodegenerative disorders, such as Parkinson’s disease, and Huntington’s disease. Research is currently ongoing to develop additional specialized derivative cell products such as MSC-NTF derived Exosomes. Exosomes are extracellular nano-vesicles (secreted by the cells) that carry various molecular components of their cell of origin, including nucleic acids, proteins and lipids. Exosomes can transfer molecules from one cell to another via membrane vesicle trafficking, thereby mediating cell-to-cell communication, ultimately regulating many cell processes, which are suitable for clinical applications in multiple neurodegenerative diseases. NurOwn® derived exosomes may possess unique features for the enhanced delivery of therapeutics to the brain, due to their ability to cross the blood brain barrier and penetrates within the brain and spinal cord. The research efforts are primarily focused on:

1.	Manufacturing of MSC-NTF exosomes:
a.	Developing and optimizing large scale cell culture processes using bioreactors, to generate exosomes.
b.	Develop advanced scalable purification methods that can be applied to commercial use.
2.	Quantification, characterization of phenotype and exosome cargo.
3.	Assessment of MSC-NTF exosomes potency.

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

Corporate Information

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 1325 Avenue of Americas, 28th Floor, New York, NY 10019, and our telephone number is (201) 488-0460. We also maintain offices at 3 University Plaza Drive, Suite 320, Hackensack, NJ 07601, and in Petach Tikva, Israel. We maintain an Internet website at http://www.brainstorm-cell.com. The information on our website is not incorporated into this quarterly Report on Form 10-Q.

Results of Operations

For the period from inception (September 22, 2000) through September 30, 2019, the Company has not earned any revenue from operations. The Company does not expect to earn revenue for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. The Company has incurred operating costs and other expenses of approximately $5,551,000 during the three months ended September 30, 2019 compared to $3,232,000 during the three months through September 30, 2018. The increase of $2,319,000 is due to higher expenses in connection with the ongoing U.S. Phase 3 Clinical Trial.

Research and Development Expenses:

Research and development expenses, net for the three months ended September 30, 2019 and 2018 were $4,008,000 and $1,975,000, respectively, representing an increase of $2,033,000. This increase is due to (i) an increase of $1,183,000 in connection with the Phase 3 Clinical Trial; (ii) an increase of $433,000 in connection with materials, payroll and stock-based compensation expenses, patents and other activities; (iii) the decrease of $1,952,000 in participation of the Israel Innovation Authority (“IIA”) and CIRM in 2019, under various awarded grants. This increase was partially offset by (i) $1,512,000 received in connection with the treatment of patients under the hospital exemption regulatory pathway; (ii) a decrease of $23,000 for costs related to travel and other costs.

Excluding participation from IIA and CIRM under the grants and proceeds received under the hospital exemption regulatory pathway, research and development expenses increased by $1,594,000 from $4,069,000 in the third quarter of 2018 to $5,663,000 in the third quarter of 2019.

General and Administrative Expenses:

General and administrative expenses for the three months ended September 30, 2019 and 2018 were $1,543,000 and $1,257,000, respectively. The increase in general and administrative expenses of $286,000 is primarily due to an increase of $307,000 in payroll, stock-based compensation, consultants and rent partially offset by a decrease of $21,000 in travel and stock management costs.

Other Income and Expenses:

Financial expense for the three months ended September 30, 2019 was $83,000 as compared to financial income of $56,000 for the three months ended September 30, 2018 as a result of the adoption of the Accounting Standard Update ASU 2016-02 “Leases”.

Net Loss:

Net loss for the three months ended on September 30, 2019 was $5,634,000, as compared to a net loss of $3,176,000 for the three months ended September 30, 2018. Net loss per share for the three months ended September 30, 2019 and 2018 was $0.25 and $0.15, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended September 30, 2019 was 22,254,993, compared to 20,691,900 for the three months ended September 30, 2018.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants and the issuance of convertible promissory notes.

Cash, Cash equivalents (including short-term bank deposits) amounted to approximately $2,129,000.

Net cash used in operating activities was $3,626,000 for the three months ended September 30, 2019. Cash used for operating activities was primarily attributed to cost of payroll, rent of clean rooms and materials for clinical trials, rent, legal expenses and public relations expenses. Net cash provided by investing activities was $1,439,000 for the three months ended September 30, 2019, representing net decrease in short-term interest-bearing bank deposits. Net cash provided by financing activities was $3,156,000 for the three months ended September 30, 2019 and is attributable to the exercise of options and exercise and reissuance of warrants in August 2019.

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

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $20.0 million. During the quarter ended September 30, 2019, no sales were made under the ATM Program. This program provides additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing. While we have not sold shares under the program to date, we currently intend to utilize the program when we believe the price we can obtain for our Common Stock is attractive.

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

There were no significant changes to our critical accounting policies during the quarter ended September 30, 2019. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

During the quarter ended September 30, 2019, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The following documents are filed as exhibits to this report:

Incorporated by Reference Herein
Exhibit Number	Description	Filed (or Furnished) with this Form 10-Q	Form	Exhibit & File No.	Date Filed
10.1	Warrant Exercise Agreement.		8-K	10.1	August 2, 2019
10.2	Form of Warrant.		8-K	4.1	August 2, 2019
10.3	Offer letter, dated September 5, 2019, by and between Brainstorm Cell Therapeutics Inc. and Preetam Shah.	*
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

* Filed herewith

‡ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: November 14, 2019	By:	/s/ Preetam Shah
Name: Preetam Shah
Title: EVP, Chief Financial Officer & Treasurer (Principal Financial Officer)

