Form 10-K
period 2019-12-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2020-02-18
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), was $75,373,809.

As of February 14, 2020, the number of shares outstanding of the registrant's Common Stock, $0.00005 par value per share, was 26,230,839.

BRAINSTORM CELL THERAPEUTICS INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2019

PART I

SPECIAL NOTE

Unless otherwise specified in this Annual Report on Form 10-K, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “Brainstorm,” “we,” “us” or “our”) and its potential future business operations and performance, including statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2020, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broad acceptance as a treatment option for ALS or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, and other factors described under “Risk Factors” in this annual report on Form 10-K for the fiscal year ended December 31, 2019. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report, in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

Item 1.	BUSINESS.

Company Overview

•	Brainstorm Cell Therapeutics Inc. is a leading biotechnology company committed to the development and commercialization of best-in-class autologous cellular therapies for the treatment of neurodegenerative diseases including: Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease); Progressive Multiple Sclerosis (“PMS”); and Parkinson’s disease (“PD”).

•	NurOwn® leverages proprietary cell culture methods to induce autologous bone marrow-derived mesenchymal stem cells (MSCs) to secrete high levels of neurotrophic factors (NTFs), modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function.

•	NurOwn® is currently being evaluated in Phase 3 ALS and Phase 2 PMS clinical trials. Enrollment for the Phase 3 ALS trial was completed in October 2019 and is expected to generate top-line data in the fourth quarter of 2020. The Phase 2 PMS trial is actively enrolling participants in the U.S. and is expected to generate top-line data in the fourth quarter of 2020.

•	Our wholly-owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (“Israeli Subsidiary”), holds exclusive rights to commercialize NurOwn® technology through a licensing agreement with Ramot (“Ramot”), the technology transfer company of Tel Aviv University, Israel.

•	The Israeli Subsidiary was granted approval by the Israeli Ministry of Health (“MoH”) to treat ALS patients with NurOwn® under the Hospital Exemption Pathway (“HE”).

•	NurOwn® has a strong and comprehensive intellectual property portfolio.

•	NurOwn® was granted Fast Track designation by the U.S. Food and Drug Administration (FDA) and Orphan Drug status by the FDA and the European Medicines Agency (EMA) for ALS. For more information, visit BrainStorm's website at www.brainstorm-cell.com.

•	In advance of the United Kingdom exit from the European Union, the Company had registered an Irish subsidiary, ‘Brainstorm Cell Therapeutics Limited’, which was incorporated on October 1, 2019 under the Companies Act 2014, as a Private Company Limited by Shares and is fully owned by Brainstorm Cell Therapeutics Ltd (“Israeli Subsidiary”). The EMA Orphan Drug designation, held by the UK subsidiary (Brainstorm Cell Therapeutics UK Ltd.), was transferred by the European Commission to the Irish subsidiary as of November 14, 2019.

•	Brainstorm Cell Therapeutics Inc. currently employs 32 employees in the United States and in Israel. Most of the senior management team is based in the United States, and all of Brainstorm’s current clinical trial sites are located in the United States. Brainstorm’s R&D center is located in Petach Tikva, Israel.

2019 and Recent Highlights

•	The Company has made significant progress in the past 12 months advancing the NurOwn® ALS Phase 3 clinical trial at all 6 U.S. investigative sites (Mass General Hospital, UMass, Mayo Clinic, CPMC, Cedars Sinai and UC Irvine). This clinical trial builds upon promising efficacy seen in three prior early-stage ALS clinical trials, including a U.S. randomized placebo-controlled Phase 2 trial. We completed enrollment for NurOwn® ALS Phase 3 trial in October 2019 and the trial is expected to generate top-line data to support the FDA BLA filing of NurOwn® for ALS in the fourth quarter of 2020.

•	The Company was granted FDA approval in December 2018 for the IND Application of NurOwn® in Progressive Multiple Sclerosis (PMS) (www.clinicalTrials.gov Identifier NCT03799718). The study entitled ‘A Phase 2, open-label, multicenter study to evaluate the safety and efficacy of repeated administration of NurOwn® (Autologous Mesenchymal Stem Cells Secreting Neurotrophic Factors; MSC-NTF cells) in participants with Progressive Multiple Sclerosis (MS)’ will be conducted at 5 leading U.S. Multiple Sclerosis centers. As of the quarter ending December 31, 2019, the first ten (10) study participants have been enrolled in the study. Enrollment will proceed in 2020 as planned.

•	The Israeli MoH has approved the Company’s treatment of up to 13 ALS patients with NurOwn® under the Israeli Hospital Exemption (HE) regulatory pathway. The Company has enrolled ten (10) patients under the HE pathway as of December 31, 2019 and is in process of enrolling the entire approved number of patients. Thus far, the Company received approximately $2.5 million in connection with the treatment of the aforementioned patients.

•	On June 11, 2019, we established an at-the-market Common Stock offering program (the “ATM Program”) to sell shares of our Common Stock, having an aggregate offering amount of up to $20 million. This program provides additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost, as and when the Company needs financing. From June 11, 2019 through December 31, 2019, we sold an aggregate of 724,215 shares of common stock pursuant to the ATM Distribution Agreement at an average price of $4.01 per share, raising gross proceeds of approximately $2.91 million. From June 11, 2019 through December 31, 2019, we sold an aggregate of 724,215 shares of common stock pursuant to the ATM Distribution Agreement at an average price of $4.01 per share, raising gross proceeds of approximately $2.91 million. As of December 31, 2019, the Company had received gross proceeds of approximately $2.14 million from these ATM sales. In summary, from the initiation of the ATM through February 14, 2019, we sold an aggregate of 3,914,792 shares of common stock at an average price of $4.75 per share, raising gross proceeds of approximately $18.58 million.

•	On August 2, 2019, the Company entered into a Warrant Exercise Agreement which generated gross cash proceeds to the Company of approximately $3.3 million.

•	On September 6, 2019, the Company appointed Preetam Shah, Ph.D., M.B.A., as Chief Financial Officer. Dr. Shah is an experienced healthcare finance professional with over 18 years of diverse leadership experience in investment banking and venture capital, healthcare financial consulting, business development, sales and marketing, and scientific research.

•	The independent Phase 3 study Data Safety Monitoring Board (DSMB) completed the second pre-specified interim analysis of safety outcomes for 106 participants treated with NurOwn® in the Phase 3 ALS trial on October 28, 2019. The DSMB indicated that the trial should continue without any modifications to the study protocol, and the DSMB chair indicated that they did not identify any significant safety concerns.

•	On November 14, 2019 the Company received a $495,330 grant from the National Multiple Sclerosis Society, through its Fast Forward program, to advance BrainStorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with progressive Multiple Sclerosis.

•	The independent Phase 2 study Data Safety Monitoring Board (DSMB) completed the first, pre-specified interim analysis, of safety outcomes for 9 participants enrolled in the Phase 2 open-label, multicenter study of repeated intrathecal administration of NurOwn® (autologous MSC-NTF cells) in participants with Progressive Multiple Sclerosis (PMS) (NCT03799718) on December 18, 2019. After careful review of all available clinical trial data, the DSMB unanimously concluded that the study should continue as planned without any protocol modifications.

•	On February 11, 2020 the Company announced that it recently held a high-level meeting with the U.S. Food and Drug Administration (FDA) to discuss potential NurOwn® regulatory pathways for approval in ALS. In the planned meeting with senior Center for Biologics Evaluation and Research (CBER) leadership and several leading U.S. ALS experts, the FDA confirmed that the fully enrolled Phase 3 ALS trial is collecting relevant data critical to the assessment of NurOwn efficacy. The FDA indicated that they will look at the "totality of the evidence" in the expected Phase 3 clinical trial data. Furthermore, based on their detailed data assessment, they are committed to work collaboratively with BrainStorm to identify a regulatory pathway forward, including opportunities to expedite statistical review of data from the Phase 3 trial.

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

The proprietary technology and manufacturing processing of NurOwn® (MSC-NTF cells) for clinical use is conducted in full compliance with current Good Manufacturing Practice (“cGMP”). The NurOwn® proprietary technology is fully licensed to or developed by Brainstorm Cell Therapeutics Ltd., our wholly-owned subsidiary (the “Israeli Subsidiary”). All granted patents related to NurOwn® (MSC-NTF cells) manufacturing process are fully assigned to or owned by Brainstorm Cell Therapeutics Ltd. (see Intellectual Property section for details).

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

Phase 1/2 ALS Open Label Trials

We have completed two early stage Phase 1/2 and 2 open-label clinical trials of NurOwn® in patients with ALS at the Hadassah Medical Center (“Hadassah”) in Jerusalem, Israel, as well as a Phase 2 double-blind, placebo-controlled, multicenter clinical trial at three prestigious U.S. Medical centers - the Massachusetts General Hospital (MGH) in Boston, Massachusetts Memorial Hospital in Worcester, Massachusetts, and the Mayo Clinic in Rochester, Minnesota - all highly experienced in the management and investigation of ALS.

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

Phase 2 ALS Randomized Trial

The Phase 2 U.S. study was conducted under an FDA Investigational New Drug (“IND”) application. This randomized, double-blind, placebo-controlled multi-center U.S. Phase 2 clinical trial evaluating NurOwn® in ALS patients was conducted at three clinical sites: (i) the Massachusetts General Hospital (MGH) in Boston, (ii) Massachusetts Memorial Hospital in Worcester, Massachusetts, and (iii) the Mayo Clinic in Rochester, Minnesota. For this trial, NurOwn® was manufactured at the Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute in Boston and at the Human Cellular Therapy Lab at the Mayo Clinic. In this study, 48 patients were randomized 3:1 to receive NurOwn® or placebo.

Results of this Phase 2 Study were published in the peer reviewed Journal ‘Neurology’. The publication entitled NurOwn, Phase 2, Randomized, Clinical Trial in Patients With ALS: Safety, Clinical, and Biomarker Results was published in December 2019.

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

Phase 3 ALS Clinical Trial

Following successful completion of the Phase 2 study, the Company is currently conducting a Phase 3 trial (a multi-dose double-blind, placebo-controlled, multicenter trial protocol) that has been designed to generate data to support a Biologic License Application (“BLA”) for NurOwn® in ALS. The clinical trial has completed enrolment of an enriched patient population of rapid progressors (~50% of ALS patients) based on superior outcomes observed in the Phase-2 pre-specified sub-group.

The primary clinical efficacy outcome measure is the ALSFRS-R score responder analysis, an outcome that evaluates the proportion of treated participants who achieve a prespecified level of improvement in the ALSFRS-R post-treatment slope. The Phase 3 trial expands biomarker evaluations to further understand their potential to predict ALS disease progression, treatment response and confirm the biology of NurOwn® in a larger study population. The study is being conducted at 6 leading U.S. medical centers, 3 of which participated in the prior Phase 2 study. Patient enrollment commenced in October 2017, at Massachusetts General Hospital followed by the other 5 study sites, including University of California Irvine Medical Center, University of Massachusetts Medical Center, Mayo Clinic in Rochester, Minnesota, the California Pacific Medical Center in San Francisco, and Cedars Sinai Medical Center in Los Angeles. All 6 sites are actively enrolling study participants. As of October 2019 the study is fully enrolled.

The independent Data Safety Monitoring Board (“DSMB”) for the study completed its pre-specified interim analysis of safety outcomes for the first 31 participants treated with NurOwn® in the Phase 3 trial in ALS (NCT03280056) in August 2018. The DSMB indicated there were no significant safety concerns and recommended that the trial continue, as planned without any modifications to the study protocol.

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

The Company has contracted with City of Hope's Center for Biomedicine and Genetics to produce clinical supplies of NurOwn® adult stem cells for the ongoing Phase 3 clinical study. City of Hope is currently supporting the production of NurOwn® and placebo for the participants treated in the Phase 3 trial. The Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute (DFCI) in Boston has also been contracted to manufacture NurOwn® and placebo for Phase 3 ALS clinical study participants, and commenced manufacturing in October 2018. As of March 2019, The DFCI core manufacturing facility is also supplying NurOwn for the PMS study.

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

On February 11, 2020 the Company announced that it recently held a high level meeting with the U.S. Food and Drug Administration (FDA) to discuss potential NurOwn® regulatory pathways for approval in ALS. In the planned meeting with senior Center for Biologics Evaluation and Research (CBER) leadership and several leading U.S. ALS experts, the FDA confirmed that the fully enrolled Phase 3 ALS trial is collecting relevant data critical to the assessment of NurOwn efficacy. The FDA indicated that they will look at the "totality of the evidence" in the expected Phase 3 clinical trial data. Furthermore, based on their detailed data assessment, they are committed to work collaboratively with BrainStorm to identify a regulatory pathway forward, including opportunities to expedite statistical review of data from the Phase 3 trial.

Patient Access Programs (ALS)

The Company, working collaboratively with the Tel Aviv Sourasky Medical Center (Ichilov Hospital), was approved to treat 13 ALS patients with NurOwn®, under the Israel Hospital Exemption regulatory pathway for Advanced Therapy Medicinal Products (ATMP), which was adopted by the Israeli Ministry of Health (MoH) from the European Medicine Agency (EMA) regulation. This pathway will enable the Company to make NurOwn® accessible to ALS patients in Israel, for a fee. Eleven (11) patients have been enrolled in this program so far.

NurOwn in Progressive Multiple Sclerosis

On December 15, 2018, the FDA approved the Company's IND to conduct a Phase 2 open label trial of repeated intrathecal administration of NurOwn® in progressive MS (www.clinicaltrials.gov Identifier NCT03799718). The study entitled ‘A Phase 2, open-label, multicenter study to evaluate the safety and efficacy of repeated administration of NurOwn® (Autologous Mesenchymal Stem Cells Secreting Neurotrophic Factors; MSC-NTF cells) in participants with Progressive Multiple Sclerosis (MS)’ will recruit 20 progressive MS patients at 5 leading US MS centers. As of December 31, 2019, the MS clinical trial enrolled the first 10 study participants and is expected to generate top line data in the fourth quarter of 2020.

On December 18, 2019 the clinical trial independent Data Safety Monitoring Board (DSMB) for the PMS study completed the first, pre-specified interim analysis, of safety outcomes for the first 9 participants enrolled in the study. After careful review of all available clinical trial data, the DSMB unanimously concluded “the study should continue as planned without any protocol modification”.

On November 14, 2019 the Company also received a $495,330 grant from the National Multiple Sclerosis Society, through its Fast Forward program, to advance BrainStorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with progressive Multiple Sclerosis.

Non-Dilutive Funding

In July 2017, the Company was awarded a grant in the amount of $15,912,000 from the California Institute for Regenerative Medicine (CIRM) to aid in funding the Company’s pivotal Phase 3 study of NurOwn®, for the treatment of ALS. To date, the Company has received $12,550,000 of the CIRM grant: $9,050,000 from 2017 through 2018, and an additional $3,500,000 in 2019. The grant does not bear a royalty payment commitment nor is the grant otherwise refundable. The Company expects to receive approximately $3,362,000 in additional grant funding from CIRM upon achieving certain milestones.

In 2018 and 2019, the Company was awarded aggregate grants of approximately $3 million from the Israel Innovation Authority (“IIA”). To date as part of this award, the Company received approximately $3 million; $2 million in 2018 and $1 million in 2019.

Intellectual Property

A key element of the Company’s overall strategy is to establish a broad portfolio of patents and other methods described below to protect its proprietary technologies and products. Brainstorm is the sole licensee or assignee of 15 granted patents 4 allowed patents and 22 patent applications in the United States, Europe, and Israel, as well as in additional countries worldwide, including countries in the Far East and South America (in calculating the number of granted patents, each European patent validated in multiple jurisdictions was counted as a single patent).

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

On August 27, 2019, the Canadian Intellectual Property Office granted Canadian Patent No. 2,877,223 entitled ‘Methods of Generating Mesenchymal Stem Cells which secrete Neurotrophic Factors’. The allowed claims cover the method for generating the Mesenchymal Stem Cells Secreting Neurotrophic Factors (MSC-NTF cells).

On September 16, 2019, the United States Patent and Trademark Office (USPTO) issued a Notice of Allowance for BrainStorm's new US Patent Application, number: 15/113,105, titled: ‘Method of Qualifying Cells'. The allowed claims cover a pharmaceutical composition for MSC-NTF cells secreting neurotrophic factors (NurOwn®) comprising a culture medium as a carrier and an isolated population of differentiated bone marrow-derived MSCs that secrete neurotrophic factors.

On October 21, 2019, the Japan Patent Office (JPO) issued a Decision to Grant Japanese Patent Application, number: 2016-548691, titled: ‘Method of Qualifying Cells.’ The patent covers cell populations which are therapeutic for the treatment of ALS and the method of qualifying the cells for therapeutic use.

On January 29, 2020 the European Patent Office (EPO) has communicated its intention to grant a European patent titled 'Methods of Generating Mesenchymal Stem Cells which secrete Neurotrophic Factors'. Allowed claims cover the method for manufacturing MSC-NTF cells (NurOwn®).

Patents protecting NurOwn® have been issued in the United States, Japan, Europe, Hong-Kong and Israel.

Scientific presentations in 2019

On January 11, 2019, Dr. Ralph Kern provided an update on the Phase 3 pivotal trial of the autologous MSC-NTF Cellular Therapy (NurOwn®) in ALS at the 9th Annual California ALS Research Summit in Irvine, CA. The California ALS Research Summit is an annual meeting of researchers, investigators, clinicians, biotech companies, government representatives, partner organizations, and advocates in ALS and related fields in California.

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

On November 13 2019, the Company’s Chief Operating and Chief Medical Officer Ralph Kern MD MHSc presented the advances BrainStorm has made with NurOwn at the 7th International Stem Cell Meeting, which is hosted by the Israel Stem Cell Society and was held in Tel Aviv, Israel.

On December 4, 2019 Ralph Kern MD MHSc, delivered a podium presentation entitled “Modulation of innate immunity by MSC-NTF (NurOwn®) cells correlates with ALS clinical outcomes” at the International Symposium on ALS/MND in Perth, Australia. The symposium is a unique annual event that brings together leading international researchers and health and social care professionals to present and debate key innovations in their respective fields. The Company also presented Poster 153: “MSC-NTF Differentiation Increases the Neurotrophic Effects of MSC Cells: Live Imaging Analysis”, that directly demonstrates the neuroprotective effects of NurOwn® in a neuronal cell culture model.

On December 11, 2019 BrainStorm was selected as the Buzz of BIO, in the Public Therapeutics Biotech category, and due to extensive voter participation BrainStorm also received an invitation to make a complimentary company presentation at the BIO CEO & Investor Conference, to be held in New York City on February 10-11, 2020.

Research and Development

The Company is also reviewing the potential for clinical development of NurOwn® in other neurodegenerative disorders, such as Parkinson’s disease, and Alzheimer’s disease and neurodegenerative eye disease. Research is currently ongoing to develop additional specialized derivative cell products such as MSC-NTF derived Exosomes. Exosomes are extracellular nano-vesicles (secreted by the cells) that carry various molecular components of their cell of origin, including nucleic acids, proteins and lipids. Exosomes can transfer molecules from one cell to another, thereby mediating cell-to-cell communication, ultimately regulating many cell processes, which are suitable for clinical applications in multiple neurodegenerative diseases. NurOwn® derived exosomes may possess unique features for the enhanced delivery of therapeutics to the brain, due to their ability to cross the blood brain barrier and to penetrate the brain and spinal cord. The research efforts are primarily focused on:

1.	Manufacturing of MSC-NTF exosomes:
a.	Developing and optimizing large scale cell culture processes using bioreactors, to generate exosomes.
b.	Developing advanced scalable purification GMP methods that can be applied to commercial use.
2.	Quantification, characterization of phenotype and exosome cargo.
3.	Assessment of MSC-NTF exosomes potency.
4.	Establishment of a method for exosomes modification

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

Corporate Information

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 1325 Avenue of Americas, 28th Floor, New York, NY 10019, and our telephone number is (201) 488-0460. We also maintain offices at 12 N State Route 17, Suite 201, Paramus, NJ 07652, and in Petach Tikva, Israel. We maintain an Internet website at http://www.brainstorm-cell.com. The information on our website is not incorporated into this Annual Report on Form 10-K.

History

In 2004, the Company entered into a research and license agreement with Ramot to acquire certain stem cell technology, commenced development of novel cell therapies for neurodegenerative diseases, and discontinued its previous business selling digital data recorders. The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. In Israel (the “Israeli Subsidiary”). The Israeli Subsidiary formed wholly-owned subsidiaries Brainstorm Cell Therapeutics UK Ltd., in the United Kingdom on February 19, 2013, Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019. A reverse stock split of the Company’s shares of Common Stock by a ratio of 1-for-15 was effected after market close on September 15, 2014, in connection with the September 30, 2014 listing of the Company’s Shares of Common Stock on the NASDAQ Capital Market. Unless otherwise indicated, all share numbers and exercise prices in this Annual Report on Form 10-K are split-adjusted.

The Company’s Common Stock trades on the NASDAQ Capital Market under the ticker symbol “BCLI.”

Company Business Strategy

Our business strategy is to develop and commercialize NurOwn® for the treatment of neurodegenerative disease. The highest company priority is rapid execution of the U.S. randomized, double-blind, placebo-controlled ALS Phase 3 trial and open-label, multicenter Phase 2 clinical trial in progressive MS. Both clinical programs are expected to read out in fourth quarter of 2020.

We are also leveraging strong existing pre-clinical data, to advance innovative IND-enabling pre-clinical programs in several neurodegenerative disease and we are engaging scientific and regulatory experts and our scientific advisory board to identify and pursue the most attractive scientific, clinical and business opportunities. We are actively engaged in several ongoing development projects with the goal of increasing the scale and efficiency of NurOwn® manufacturing. We are also preparing our manufacturing and supply chain systems for commercial launch.

Therefore, our core business strategy is to fully execute the Phase 3 and Phase 2 Clinical Trials, generate the highest quality clinical trial data and submit a BLA for NurOwn® in ALS. We may also choose to seek a strategic partnership with a pharmaceutical or biotechnology company for the global commercialization of NurOwn® for ALS, or to support the execution of additional BLA-enabling clinical programs in other neurodegenerative diseases.

NurOwn® in CNS Disease

We are strategically focused on fully executing the clinical development of NurOwn® in ALS and progressive MS as well as continuing our pre-clinical evaluation of the NurOwn® technology platform in other CNS disorders based on a broad preclinical experience in ALS, Parkinson’s Disease, Huntington’s Disease, MS and Autism.

Amyotrophic Lateral Sclerosis (ALS)

ALS, often referred to as “Lou Gehrig's disease,” is a progressive neurodegenerative disease that primarily affects motor nerve cells in the brain and the spinal cord. Motor neurons reach from the brain to the spinal cord and from the spinal cord to the muscles throughout the body. The progressive degeneration of the motor neurons in ALS patients lead to progressive weakness, respiratory failure and eventually, death. The median survival for ALS patients is between 2 and 5 years from the onset of symptoms. Across the world, the prevalence of ALS is approximately 4-7 per 100,000. It is estimated that as many as 30,000 Americans have the disease at any given time, with about 51,000 individuals affected in the territory of the European Single Market. Estimated annual treatment and health care costs for advanced stage patients can be as high as $100,000-$200,000 per annum. Worldwide it is estimated that there are 450,000 patients with ALS.

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

There are currently over 1.25 million people with PMS worldwide, with roughly 0.5 million of these patients located in the U.S. Over 10,000 new cases are diagnosed annually in the U.S., mostly affecting women between the ages of 20 and 50. Annual drug treatment costs for MS can be as much as $80,000 a year per patient.

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

We are the sole licensee or assignee of 17 granted patents 4 allowed patents and 21 patent applications in the United States, Europe, and Israel, as well as in additional countries worldwide, including countries in the Far East and South America (in calculating the number of granted patents, each European patent validated in multiple jurisdictions was counted as a single patent).

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

On July 6, 2018, the Japanese Patent Office ("JPO") granted Japanese patent No. 6,362,596, entitled: 'Methods of Generating Mesenchymal Stem Cells which Secrete Neurotrophic Factors” which claims priority from WO 2014/024183. This patent will provide protection for MSC-NTF cells (NurOwn®) in Japan until 2033. The allowed claims cover a method of generating cells which secrete brain derived neurotrophic factor (BDNF), glial derived neurotrophic factor (GDNF), hepatocyte growth factor (HGF) and vascular endothelial growth factor (VEGF).

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

On, August 27, 2019, the Canadian Intellectual Property Office granted Canadian Patent No. 2,877,223 entitled ‘Methods of Generating Mesenchymal Stem Cells which secrete Neurotrophic Factors’. The allowed claims cover the method for generating the Mesenchymal Stem Cells Secreting Neurotrophic Factors (MSC-NTF cells).

On September 16, 2019, the United States Patent and Trademark Office (USPTO) issued a Notice of Allowance for BrainStorm's new US Patent Application, number: 15/113,105, titled: ‘Method of Qualifying Cells'. The allowed claims cover a pharmaceutical composition for MSC-NTF cells secreting neurotrophic factors (NurOwn®) comprising a culture medium as a carrier and an isolated population of differentiated bone marrow-derived MSCs that secrete neurotrophic factors. US Patent No. 10,564,149 for this application was granted on February 18, 2020 and titled ‘Populations of Mesenchymal Stem Cells that secrete Neurotrophic Factors’.

On October 21, 2019, the Japan Patent Office (JPO) issued a Decision to Grant Japanese Patent Application, number: 2016-548691, titled: ‘Method of Qualifying Cells.’ The patent covers cell populations which are therapeutic for the treatment of ALS and the method of qualifying the cells for therapeutic use.

On December 6, 2019 the Hong Kong patent office granted patent No. HK1182133 titled “Mesenchymal stem cells for the treatment of CNS diseases" which claims priority from WO 2009/144718. The allowed claims cover the isolated cells as well as their use in the manufacture of a medicament for treating a CNS disease or disorder, selected from the group consisting of: Parkinson's, multiple sclerosis, epilepsy, amyotrophic lateral sclerosis, stroke, autoimmune encephalomyelitis, diabetic neuropathy, glaucomatous neuropathy, Alzheimer's disease and Huntingdon's disease.

On January 9, 2020 the European Patent Office (EPO) communicated its intention to grant a European patent titled 'Methods of Generating Mesenchymal Stem Cells which secrete Neurotrophic Factors' (Application No. 13767124.4). Allowed claims cover the method for manufacturing MSC-NTF cells (NurOwn®).

On January 27, 2020 the Israeli Patent Office issued a Notice of Acceptance for Israeli patent application No. 246943 titled ‘Method of Qualifying Cells'. The allowed claims cover the cells that secrete neurotrophic factors which are qualified to be useful as a therapeutic for treating ALS and a method for qualifying said cell population.

On January 29, 2020 the European Patent Office (EPO) has communicated its intention to grant a European patent titled 'Methods of Generating Mesenchymal Stem Cells which secrete Neurotrophic Factors'. Allowed claims cover the method for manufacturing MSC-NTF cells (NurOwn®).

Patents protecting NurOwn® have been issued in the United States, Japan, Europe, Hong-Kong and in Israel.

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

Family No.	Patent Name/ Int. App. No.	Pending Jurisdictions	Allowed Jurisdictions	Granted Jurisdictions	Expiry Date
1	Isolated Cells and Populations Comprising Same for the Treatment of CNS Diseases/PCT/IL2006/000699	US		Europe, US	2030
2	Mesenchymal Stem Cells for The Treatment of CNS Diseases PCT/ IL2009/000525	US, Hong Kong, Europe		US, Israel, Europe, Hong Kong	2032
3	Methods of Generating Mesenchymal Stem Cells which Secrete Neurotrophic Factors / PCT/IL2013/050660	US, Europe, Hong Kong, Israel, Canada, Brazil, Japan	Israel	US, Canada, Japan, Israel, Europe	2038
4	Method of Qualifying Cells /PCT IL2015/050159	Europe, Hong Kong, Canada, Brazil, Japan	Japan, Israel		2040
	Populations of Mesenchymal Stem Cells that secrete Neurotrophic Factors			US
5	Methods of treating ALS PCT/IL2017/050801	US, Europe, Israel, Japan, S. Korea, Australia, Canada			2042
6	Cell-Type Specific Exosomes and Use Thereof PCT/IL2019/050401	PCT			2043

Trademarks

NurOwn® is a registered trademark (application no. 85154891, filed October 18, 2010) for use in connection with “compositions of cells derived from stem cells for medical purposes; stem cells for medical purposes.” US Trademark No. 4641441 for NurOwn® was registered on November 18, 2014.

The patent applications of families #1 and #2 (see table above) as well as relevant know-how and research results are either licensed or joint with Ramot. We intend to work with Ramot to protect and enhance our mutual intellectual property rights by filing continuations and divisional patent applications. The current NurOwn® proprietary technology is fully owned by Brainstorm Cell Therapeutics Ltd., our wholly-owned subsidiary (the “Israeli Subsidiary”). All granted patents related to NurOwn® (MSC-NTF cells) manufacturing process and clinical development (families #3 through #6) are fully assigned to and owned by Brainstorm Cell Therapeutics Ltd. New discoveries arising in the course of research and development within the Company were and will be patented by us independently.

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

The 21st Century Cures Act and its regenerative medicine provisions may be beneficial to the development of our stem cell therapy.  The 21st Century Cures Act was signed into law on December 13, 2016.  The goal of this landmark legislation is to accelerate the discovery, development, and delivery of new treatments.  It includes regenerative medicines provisions aimed at bringing new innovations and advances to patients quicker and more efficiently.  On November 16, 2017, the US Food and Drug Administration (FDA) issued a comprehensive regenerative medicine policy framework.  The draft guidance issued by the FDA defines the regenerative medicine provisions in the 21st Century Cures Act by providing additional information to further the development and access to innovative regenerative medicine therapies.

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

Competition

There are several clinical trials underway evaluating experimental treatments for ALS, of which only two are stem cell-based trials being conducted by other commercial entities. US-based Seneca Biopharma (NASDAQ: SNCA, formally Neuralstem) completed a Phase 2 intraspinal transplantation trial for its allogeneic, human (fetal) spinal cord derived neural stem cells. Data presented in 2015 showed that this product to be safe and well-tolerated with no acceleration in disease progression due to the therapeutic intervention. Neuralstem has discussed plans for a for a larger, controlled, registration directed clinical trial but it is not clear if it will proceed with this trial. Q Therapeutics has gained FDA clearance for a Phase 1/2 cervical surgical transplantation study with its Q-Cells®, purified human glial progenitor cells isolated from brain tissue. The study is not recruiting patients yet. Corestem, a Korean company has commercialized its NEURONATA-R® inj., an autologous bone marrow mesenchymal stem cell (BM-MSC) therapy for ALS in South Korea and is searching for a subcontractor for a Phase 3 study in the US. Alexion has submitted an investigational new drug application (IND) for ULTOMIRIS (ravulizumab) in ALS to the FDA in the fourth quarter of 2019 and plans to initiate the Phase 3 study this quarter. The 50-week global study, will evaluate approximately 350 adults across a broad patient population. The study will be conducted at approximately 90 clinical trial sites across North America, Europe and Asia-Pacific.

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

We currently have 32 employees, all of whom are full-time. None of our employees is represented by a labor union.

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

Management’s plan includes raising funds from outside potential investors, including under the ATM Program. However, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. Should we raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges (including registrations rights) senior to those of the rights of our Common Stock and our stockholders will experience additional dilution.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

As described in Note 1 of our 2019 financial statements incorporated herein by reference, our auditors in their audit opinion have expressed concern with respect to our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in Brainstorm.

Our Company has a history of losses and we expect to incur losses for the foreseeable future.

As a development stage company, we are in the early stages of executing our business plan. We had no operational revenues for the fiscal years ended December 31, 2018 or December 31, 2019. Our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. We are currently in the process of introducing the Company to strategic partners. In the upcoming three years, the Company will focus on clinical trials. We are unable, at this time, to foresee when we will generate operational revenues from strategic partnerships or otherwise. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have an adverse impact on our working capital, total assets and stockholders’ equity, and we may never achieve profitability.

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

Adoption of our NurOwn® stem cell therapy for the treatment of patients with ALS, PMS, or other neurodegenerative diseases, even if approved, may be slow or limited. If our NurOwn® stem cell therapy does not achieve broad acceptance as a treatment option for ALS, PMS, or other neurodegenerative diseases, our business would be negatively impact our revenue forecast.

If approved, the rate of adoption of our NurOwn® stem cell therapy as a treatment for ALS, PMS, or other neurodegenerative diseases, and the ultimate sales volume for our treatment, will depend on several factors, including educating treating physicians on how to use our NurOwn® stem cell therapy. Our NurOwn® stem cell therapy utilizes individualized stem cell therapy, which is significantly different from the pharmacological approach currently used to treat neurodegenerative diseases. Acceptance of our NurOwn® stem cell therapy by treating physicians may require us to provide them with extensive education regarding the mechanism of action of our treatment, the method of delivery of the treatment, expected side effects and the method of monitoring patients for efficacy and follow-up. In addition, the manufacturing and delivery processes associated with our treatment will require treating physicians to adjust their current treatment of patients, which may delay or prevent market adoption of our NurOwn® stem cell therapy as a preferred therapy, even if approved.

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

Corporate Headquarters and other office space

Our United States corporate headquarters are located at 1325 Avenue of Americas, 28th Floor, New York, NY 10019. The Company is party to an office service agreement for the license of this space, and a lease for premises located at 12 N State Route 17, Suite 201, Paramus, NJ 07652. Our Israeli Subsidiary is party to a lease agreement (the Lease Agreement) for the lease of premises in 12 Basel Street, Petach Tikva, Israel, which include approximately 600 square meters of office and laboratory space, including an animal research facility.

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

Record Holders

As of February 10, 2020, there were approximately 33 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

2018 Warrant Exercise Agreement: On June 6, 2018, the Company entered into a Warrant Exercise Agreement (the “Warrant Exercise Agreement”) with certain holders (the “Holders”) of warrants (the “2015 Warrants”) to purchase Company Common Stock, which 2015 Warrants were originally issued in the Company’s January 8, 2015 private placement. Pursuant to the Warrant Exercise Agreement, the Holders exercised their 2015 Warrants for a total of 2,458,201 shares of Common Stock (the “Exercised Shares”) at an amended exercise price of $5 per share. The warrant exercises generated gross cash proceeds to the Company of $12.3 million. In addition, the Company issued new warrants to the Holders to purchase an aggregate 2,458,201 unregistered shares of Common Stock, at an exercise price of $9, with an expiration date of December 31, 2020 (the “New Warrants”). Certain Holders of New Warrants also entered into a Share Cap Agreement with the Company, whereby the Holders agreed to a 6-month delay (from the date of issuance) in exercisability of any shares at or in excess of 20% limitation on the size of the entire transaction, pursuant to Nasdaq Listing Rules.

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

2019 Warrant Exercise Agreement: On August 2, 2019, the Company entered into a Warrant Exercise Agreement which generated gross cash proceeds to the Company of approximately $3.3 million. Pursuant to the agreement, certain holders (the “Holders”) of warrants issued by the Company on June 6, 2018 (the “2018 Warrants”) agreed to exercise 842,000 shares of Common Stock of their 2018 Warrants, at an amended exercise price of $3.90 per share, and the Company agreed to issue new warrant shares to the Holders to purchase 842,000 shares of Common Stock (the “New Warrants”), at an exercise price of $7.00, with an expiration date of December 31, 2021. The 2018 Warrants held by the Holders, to the extent not exercised, were also amended to reduce the exercise price to $7.00 per share and to extend the expiration date to December 31, 2021.

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

Results of Operations

For the period from inception (September 22, 2000) until December 31, 2019, the Company did not generate any revenues from operations. In addition, the Company incurred operating costs and expenses of approximately $23,001,000 during the year ended December 31, 2019.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the year ended December 31, 2019 were $17,204,000, an increase of $8,911,000 compared to $8,293,000 for the year ended December 31, 2018.

This increase is due to (i) an increase of $7,406,000 in connection with the Phase 3 Clinical Trial; (ii) an increase of $1,220,000 in connection with materials, payroll and stock-based compensation expenses, patents and other activities; (iii) the decrease of $2,881,000 in participation of the Israel Innovation Authority (“IIA”) and CIRM in 2019, under various awarded grants. This increase was partially offset by (i) $2,381,000 received in connection with the treatment of patients under the hospital exemption regulatory pathway; (ii) a decrease of $215,000 for costs related to travel, consultants and other costs.

Excluding participation from IIA and CIRM under the grants and proceeds received under the hospital exemption regulatory pathway, research and development expenses increased by $8,411,000 from $16,330,000 in 2018 to $24,741,000 in 2019.

General and Administrative

General and administrative expenses for the years ended December 31, 2019 and 2018 were $5,797,000 and $5,770,000, respectively. The increase of $27,000 in general and administrative expenses is mainly due to: (i) an increase of $102,000 in payroll; (ii) an increase of $284,000 in the rent, costs of our investor relations and public relations activities and various other expenses. This increase was partially offset by a decrease of $359,000 in the costs of our stock costs, consultants, stock-based compensation expenses and travel costs.

Financial Expenses

Financial expense for the year ended December 31, 2019 was $252,000 as compared to financial income of $115,000 for the year ended December 31, 2018 as a result of the adoption of the Accounting Standard Update ASU 2016-02 “Leases” and due to interest earned on our cash, cash equivalents and short-term deposits in 2018.

Net Loss

Net loss for the year ended December 31, 2019 was $23,253,000, as compared to a net loss of $13,948,000 for the year ended December 31, 2018. Net loss per share for the year ended December 31, 2019 and December 31, 2018 was $1.06 and $0.70, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the year ended December 31, 2019 was 21,906,257 compared to 19,997,710 for the year ended December 31, 2018.

The increase in the weighted average number of shares of Common Stock used in computing basic loss per share for the year ended December 31, 2019 was due to: (i) the issuance of shares to service providers, employees and directors, (ii) issuance of shares of common stock pursuant to the Distribution Agreement and (iii) the exercise of options and warrants.

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to research and development, clinical trials, recruiting management and technical staff, acquiring assets and raising capital. The Company is still in its development and clinical stage and has not yet generated revenues. The extent of the Company's future operating losses and the timing of becoming profitable are uncertain. The Company has funded its operations to date primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via ATM program and through grants from California Institute for Regenerative Medicine (CIRM) and the Israel Innovation Authority of the Ministry of Economy and Industry (the "IIA") (formerly the Office of the Chief Scientist of the Ministry of Economy and Industry (the "OCS)).

Additional funding will be required to complete the Company's research and development and clinical trials, to attain regulatory approvals, to begin the commercialization efforts and to achieve a level of sales adequate to support the Company's cost structure.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional public and private sales of its Common Stock and warrants, the exercise of warrants, and the issuance of convertible promissory notes, sales with ATM program and other funding transactions. While the Company has been successful in raising financing in the past, there can be no assurance that it will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. Uncertain market conditions and approval by regulatory bodies and adverse results from clinical trials may (among other reasons) adversely impact the Company's ability to raise capital in the future.

Management expects that the Company will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. This has led management to conclude that substantial doubt about the Company's ability to continue as a going concern exists. The Company's consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Since inception, the Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, and the issuance of convertible promissory notes. At December 31, 2019 cash, cash equivalents and short-term bank deposits amounted to $569,000.

Net cash used in operating activities for the year ended December 31, 2019 was $11,247,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash provided by investing activities for the year ended December 31, 2019 was $5,616,000 representing primarily a net decrease in short-term deposits and purchase of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2019 was $5,225,000 from the exercises of warrants and options during the year, issuance of new warrants and from sales of common stock under the ATM program.

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

On June 8, 2018, we filed a shelf registration statement on Form S-3 (File No. 333-225517) (the “Shelf Registration Statement”), which was declared effective by the SEC on June 29, 2018, relating to Common Stock, warrants and units that we may sell from time to time in one or more offerings, up to a total dollar amount of $100,000,000. Other than the ATM Offering prospectus supplement described below, we have not filed any supplemental prospectus defining particular terms of securities to be offered under the shelf registration statement.

At-the-market (ATM) Offering: On June 11, 2019, the Company entered into a Distribution Agreement with Raymond James & Associates, Inc. (“Agent”), pursuant to which the Company may sell from time to time, through the Agent, shares of Common Stock (the “Shares”), having an aggregate offering price of up to $20,000,000 (the “ATM Offering”). Sales of the Shares, if any, will be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Distribution Agent.

The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Distribution Agreement or terminate the Distribution Agreement in accordance with its terms. Agent will be entitled to a fixed commission of 3.0% of the aggregate gross proceeds from the Shares sold. The Shares will be issued pursuant to the Company’s existing Shelf Registration Statement, and the Prospectus Supplement to the Registration Statement filed June 11, 2019.

From June 11, 2019 through December 31, 2019, we sold an aggregate of 724,215 shares of common stock pursuant to the ATM Distribution Agreement at an average price of $4.01 per share, raising gross proceeds of approximately $2.91 million. As of December 31, 2019, the Company had received gross proceeds of approximately $2.14 million from these ATM sales. In summary, from the initiation of the ATM through February 14, 2019, we sold an aggregate of 3,914,792 shares of common stock at an average price of $4.75 per share, raising gross proceeds of approximately $18.58 million. Since its inception the Company has raised approximately $63 million in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

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

There were no significant changes to our critical accounting policies during the quarter ended December 31, 2019. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BRAINSTORM CELL THERAPEUTICS Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brainstorm Cell Therapeutics Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of comprehensive loss, shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the fact that the Company is still in its development and clinical stage and has not yet generated revenues together with the fact that the extent of the Company's future operating losses and the timing of becoming profitable are uncertain raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of' these uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Brightman Almagor Zohar & Co.

Brightman Almagor Zohar & Co.

Certified Public Accountants

A Firm in The Deloitte Global Network

Tel Aviv, Israel

February 18, 2020

We have served as the Company's auditor since 2008.

44

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	December 31,
	2 0 1 9	2 0 1 8
	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$536	$942
Short-term deposit (Note 9)	33	6,122
Other accounts receivable (Note 4)	2,359	2,009
Prepaid expenses and other current assets (Note 5)	432	1,197
Total current assets	3,360	10,270

Long-Term Assets:
Prepaid expenses and other long-term assets	32	307
Operating lease right of use asset (Note 6)	2,182	-
Property and Equipment, Net (Note 7)	960	651
Total Long-Term Assets	3,174	958

Total assets	$6,534	$11,228

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$14,677	$4,548
Accrued expenses	1,000	1,042
Operating lease liability (Note 6)	1,263	-
Other accounts payable	714	622
Total current liabilities	17,654	6,212

Long-Term Liabilities:
Operating lease liability (Note 6)	1,103	-
Total long-term liabilities	1,103	-

Total liabilities	$18,757	$6,212

Stockholders' Equity (deficit):
Stock capital: (Note 11)	11	11
Common Stock of $0.00005 par value - Authorized: 100,000,000 shares at December 31, 2019 and December 31, 2018 respectively; Issued and outstanding: 23,174,228 and 20,757,816 shares at December 31, 2019 and December 31, 2018 respectively.
Additional paid-in-capital	105,042	94,620
Receipts on account of shares	-	4,408
Accumulated deficit	(117,276)	(94,023)
Total stockholders' equity (deficit)	(12,223)	5,016

Total liabilities and stockholders' equity	$6,534	$11,228

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands

(Except share data)

	Year ended
	December 31,
	2 0 1 9	2 0 1 8
	U.S. $ in thousands
Operating expenses:

Research and development, net (Note 12)	$17,204	$8,293
General and administrative	5,797	5,770

Operating loss	(23,001)	(14,063)

Financial expenses (income), net	252	(115)

Net loss	$(23,253)	$(13,948)

Basic and diluted net loss per share	$(1.06)	$(0.70)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	21,906,257	19,997,710

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

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

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

U.S. dollars in thousands

(Except share data)

							Total
				Additional	Receipts on		stockholders'
	Common stock			paid-in	account of	Accumulated	equity
	Number	Amount		capital	shares	deficit	(deficit)
Balance as of January 1, 2019	20,757,816	$11		$94,620	$4,408	$(94,023)	$5,016
Stock-based compensation related to warrants and stock granted to service providers	5,908	(*	)	25	-	-	25
Stock-based compensation related to stock and options granted to directors and employees	107,104	(*	)	764	-	-	764
Issuance of shares in at-the-market (ATM) offering (Note 11)	542,736	(*	)	2,064	-	-	2,064
Exercise and reissuance of warrants	1,741,999	(*	)	7,534	(4,408)	-	3,126
Exercise of options	18,665	(*	)	35	-	-	35
Net loss	-	-		-	-	(23,253)	(23,253)

Balance as of December 31, 2019	23,174,228	$11		$105,042	$-	$(117,276)	$(12,223)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	December 31,
	2 0 1 9	2 0 1 8
	U.S. $ in thousands
Cash flows from operating activities:
Net loss	$(23,253)	$(13,948)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	164	110
Shares and options granted to service providers	25	102
Stock-based compensation related to options granted to employees and directors	764	917
Change in lease liability	184	-
Decrease (increase) in other accounts receivable and prepaid expenses	690	(238)
Increase in accounts payables	10,129	3,124
Deferred grant income	-	(2,625)
Increase in other accounts payable and accrued expenses	50	170

Total net cash used in operating activities	$(11,247)	$(12,388)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended
	December 31,
	2 0 1 9	2 0 1 8
	U.S. $ in thousands
Cash flows from investing activities:
Purchase of property and equipment	(473)	(369)
Proceeds from (Investment in) short-term deposit	6,089	(849)

Total net cash provided by (used in) investing activities	$5,616	$(1,218)

Cash flows from financing activities:
Proceeds from exercise of options	35	25
Issuance of shares in at-the-market (ATM) offering (Note 11)	2,064	-
Exercise and reissuance of warrants	3,126	12,040

Total net cash provided by financing activities	$5,225	$12,065

Decrease in cash and cash equivalents	(406)	(1,541)

Cash and cash equivalents at the beginning of the period	$942	$2,483

Cash and cash equivalents at end of the period	$536	$942

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 1 - GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all of the research and development activities of the Company. BCT formed wholly-owned subsidiaries Brainstorm Cell Therapeutics UK Ltd., in the United Kingdom on February 19, 2013 (currently inactive), Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019

The Common Stock is publicly traded on the NASDAQ Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. ("Ramot"), (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amytrophic Lateral Scelorosis (ALS, also known as Lou Gherig Disease), Progressive Multiple Sclerosis (PMS) and Parkinson’s disease. The Company developed a proprietary process, called NurOwn®, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.

C.	NurOwn® is in clinical development for the treatment of ALS. The Company has completed two single dose clinical trials of NurOwn® in Israel, a Phase 1/2 trial with 12 patients and a Phase 2a trial with additional 12 patients. In July 2016 the Company announced the results of its Phase 2 trial which was conducted in three major medical centers in the US. This single dose trial included 48 patients randomized in a 3:1 ratio to receive NurOwn® or placebo.

D.	The Company made significant progress in 2019 advancing NurOwn®, its late stage differentiated mesenchymal stem cell therapy, into a 200 patient Phase 3 trial for the treatment of ALS. Enrollment in this randomized, double-blind, placebo-controlled, multi-dose clinical trial of NurOwn® for ALS was completed in October 2019. This Phase 3 trial builds upon the promising efficacy seen in prior trials including the randomized Phase 2 trial conducted in the U.S.

E.	The Phase 3 ALS trial pre-specified interim safety analysis by an independent Data Safety Monitoring Board (DSMB) was successfully completed in August 2018.

F.	The DSMB completed its second pre-specified interim analysis of safety outcomes for 106 participants treated with NurOwn® in the Phase 3 ALS trial on October 28, 2019. Top-data from this trial is expected in fourth quarter of 2020.

G.	On December 15, 2018, the Company was granted FDA clearance for its NurOwn® IND Application for Progressive Multiple Sclerosis indication (ClinicalTrials.gov Identifier NCT03799718). As of December 31, 2019, the Progressive Multiple Sclerosis Phase 2 open label clinical trial has enrolled the first 10 study participants. Top-line data from this trial is expected in fourth quarter of 2020.

H.	The Company received Good Manufacturing Practice (GMP) approval from the Israel Ministry of Health (MoH) for our Israeli contract manufacturing facility at the Hadassah Medical Center in Jerusalem. The GMP certificate confirms the Company's manufacturing site compliance with Israeli GMPs which are recognized as equivalent to EU standards.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 1 - GENERAL (Cont.)

I.         GOING CONCERN:

Since its inception, the Company has devoted substantially all of its efforts to research and development, clinical trials, recruiting management and technical staff, acquiring assets and raising capital. The Company is still in its development and clinical stage and has not yet generated revenues. The extent of the Company's future operating losses and the timing of becoming profitable are uncertain. The Company has funded its operations to date primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, and the issuance of convertible promissory notes, sales via ATM program and through grants from California Institute for Regenerative Medicine (CIRM) and the Israel Innovation Authority of the Ministry of Economy and Industry (the "IIA") (formerly the Office of the Chief Scientist of the Ministry of Economy and Industry (the "OCS)).

Additional funding will be required to complete the Company's research and development and clinical trials, to attain regulatory approvals, to begin the commercialization efforts and to achieve a level of sales adequate to support the Company's cost structure.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional public and private sales of its Common Stock and warrants, the exercise of warrants, and the issuance of convertible promissory notes, sales with ATM program and other funding transactions. While the Company has been successful in raising financing in the past, there can be no assurance that it will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. Uncertain market conditions and approval by regulatory bodies and adverse results from clinical trials may (among other reasons) adversely impact the Company's ability to raise capital in the future.

Management expects that the Company will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. This has led management to conclude that substantial doubt about the Company's ability to continue as a going concern exists. The Company's consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty

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

The functional currency of the Company is the U.S dollar ("dollar") since the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. Part of the transactions of BCT is recorded in new Israeli shekels ("NIS"); however, a substantial portion of the costs are incurred in dollars or linked to the dollar. Accordingly, management has designated the dollar as the currency of BCT’s primary economic environment and thus it is their functional and reporting currency.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BCT, Brainstorm UK and Brainstorm Cell Therapeutics Limited (Irish Company). Intercompany balances and transactions have been eliminated upon consolidation.

E.	Cash and cash equivalents:

Cash and cash equivalents include cash in hand and short-term highly liquid investments that are readily convertible to cash with maturities of three months or less as of the date acquired and that are exposed to insignificant risk of change in value.

F.	Property and equipment:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets.

The annual depreciation rates are as follows:

%
Office furniture and equipment	7
Computer software and electronic equipment	33
Laboratory equipment	15
Leasehold improvements	Over the shorter of the lease term (including options if any) or useful life

G.	Accrued post-employment benefit:

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

The carrying values of cash and cash equivalents, other accounts receivable, other assets, trade payables and other accounts payable approximate their fair value due to the short-term maturity of these instruments.

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

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

The Company accounts for shares and warrant grants issued to non-employees using the guidance of ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” which expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services.

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2019 and December 31, 2018, since all such securities have an anti-dilutive effect.

K.	Research and development expenses, net:

Research and development expenses, are charged to the statement of operations as incurred.

Royalty-bearing grants from the Israel Innovation Authorities (“IIA”) and a non-dilutive, non-royalty-bearing grant from CIRM for funding approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and applied as a deduction from research and development expenses

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

M.	Recently adopted accounting standards:

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

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

M.	Recently adopted accounting standards: (Cont.)

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company does not expect that the adoption of this standard will have a significant impact on the financial position or results of operations.

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

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 4 - OTHER ACCOUNTS RECEIVABLE

Composition:

	December 31
	2 0 1 9	2 0 1 8
	U.S. $ in thousands
Grants receivable from CIRM (Note 10)	2,200	1,642
Grants receivable from IIA	85	277
Government institutions and other	90	90
	2,359	2,009

NOTE 5 - PREPAID EXPENSES

In November 2017 the Company has contracted with City of Hope's Center for Biomedicine and Genetics ("COH") to produce clinical supplies of NurOwn® adult stem cells for the Company’s ongoing Phase 3 clinical study. In 2017 the Company paid COH $2,665 advance payment. The advance was recorded as prepaid expense and is amortized over the term of the agreement. As of December 31, 2019, the remaining balance amounted $276 was recorded as current prepaid expense.

NOTE 6 - LEASES

On January 1, 2019 the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at the beginning of the period of adoption. Leases existing for the reporting period beginning January 1, 2019 are presented under ASU 2016-02. The Company leases facilities, clinical research rooms, and vehicles under operating leases. As of December 31, 2019, the Company’s ROU assets and lease liabilities for operating leases totaled $2,182 and $2,366, respectively. The impact of adopting the new lease standard was not material to the Company’s condensed consolidated statement of operations for the periods presented.

Supplemental cash flow information related to operating leases was as follows:

Twelve Months ended December 31, 2019
Cash payments for operating leases	1,296
New operating lease assets obtained in exchange for operating lease liabilities	2,182

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 6 - LEASES (Cont.)

As of December 31, 2019, the Company’s operating leases had a weighted average remaining lease term of 1.97 years and a weighted average discount rate of 8.25%. Future lease payments under operating leases as of December 31, 2019 were as follows:

Operating Leases
2020	1,318
2021	1,247
Total future lease payments	2,565
Less imputed interest	(199)
Total lease liability balance	2,366

NOTE 7 - PROPERTY AND EQUIPMENT

Composition:

	December 31
	2 0 1 9	2 0 1 8
	U.S. $ in thousands
Cost:
Office furniture and equipment	73	73
Computer software and electronic equipment	209	202
Laboratory equipment	1,617	1,173
Leasehold improvements	795	772
	2,694	2,220

Accumulated depreciation:
Office furniture and equipment	33	28
Computer software and electronic equipment	196	186
Laboratory equipment	777	639
Leasehold improvements	728	716
	1,734	1,569

Depreciated cost	960	651

Depreciation expenses for the years ended December 31, 2019 and December 31, 2018 were $164 and $110, respectively.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 8 - COMMITMENTS AND CONTINGENCIES

A.	Commitments to pay royalties to the IIA:

BCT obtained from the Chief Scientist of the Israel Innovation Authority (“IIA”) grants for participation in research and development for the years 2007 through 2019, and, in return, BCT is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of Libor per annum. Through the year ended December 31, 2019, total grants obtained amounted to $955.

B.	In addition to the royalties which the Company is required to pay to Ramot on its Commercialization of the Licensed Product as described in Note 3 hereof, the Company has other financial obligations under the License Agreement, including without limitation, certain research funding commitments as well as a commitment to reimburse Ramot for all of its documented Licensed Product patent-related expenses. Pursuant to the License Agreement, in the event the Company elects not to reimburse Ramot for any specific patent expenses, the Company’s corresponding Commercialization rights will be terminated by Ramot. By way of example, if the Company elects, in its sole discretion, not to reimburse Ramot’s patent expenses which are incurred in a particular jurisdiction, the Company’s right to Commercialize the Licensed Product in the same jurisdiction may be terminated by Ramot. As of December 31, 2019, there are no outstanding obligations owed to Ramot in connection with the above.

NOTE 9 - SHORT TERM DEPOSITS

Short term investments on December 31, 2019 and December 31, 2018 include bank deposits bearing annual interest rates varying from 0.05% to 3.15%, with maturities of up to 4 months as of December 31, 2019 and 2018.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10 - Grants receivable

In July 2017 the Company received an award in the amount of $15,912 from CIRM to aid in funding the Company’s Phase 3 study of NurOwn®, for the treatment of ALS. An aggregate amount of $12,550 and $9,050 related to the project was received through December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, there are grants receivable from CIRM of $2,200 (Note 4). The award does not bear a royalty payment commitment nor is the award otherwise refundable. $4,058 and $6,267 was recorded as participation by CIRM in research and development expenses during the year ended in December 31, 2019 and during the year ended December 31, 2018, respectively (see Note 12).

NOTE 11 - STOCK CAPITAL

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

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 11 - STOCK CAPITAL (Cont.)

Private placements and public offerings: (Cont.)

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

The Warrant Exercise Agreement also requires that to the extent that a Holder's exercise of 2015 Warrants would result in such Holder exceeding the Beneficial Ownership Limitation (as defined in the 2015 Warrants), such excess warrant shares shall be held for the benefit of such Warrant Holder until such time as its right thereto would not result in the Holder exceeding the Beneficial Ownership Limitation. Per this requirement, as of December 31, 2018, 899,999 of 2,458,201 shares to be issued pursuant to the 2015 Warrants have not yet been issued and the related proceeds amounting to $ 4,408 were recorded as receipts on account of shares. 899,999 shares were issued during 2019 and there are no receipts on account of shares as of December 31, 2019.

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

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 11 - STOCK CAPITAL (Cont.)

Private placements and public offerings: (Cont.)

The New Warrants have not been registered under the Securities Act of 1933, as amended (the Securities Act), or state securities laws. The shares issuable upon exercise of the New Warrants have been registered for resale on the Company’s registration statement on Form S-3 (File No. 333-233349). The Exercised Shares have been registered for resale on the Company’s registration statement on Form S-3 (File No. 333225995). The issuance of the Exercised Shares and New Warrants is exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

Since its inception the Company has raised approximately $64,000, net in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

Warrants:

The following table sets forth the number, exercise price and expiration date of Company warrants outstanding as of December 31, 2019:

Issuance Date	Outstanding As Of December 31, 2019	Exercise price	Exercisable Through
Aug 2007- Jan 2011	2,016,666	3 - 4.35	Nov-2022
Jun-2018	458,202	9	Dec-2020
Jun-2018	1,158,000	7	Dec-2021
Aug - 2019	842,000	7	Dec-2021
Total	4,474,868

At-the-market (ATM) Offering:

On June 11, 2019, the Company entered into a Distribution Agreement with Raymond James & Associates, Inc. (“Agent”), pursuant to which the Company may sell from time to time, through the Agent, shares of Common Stock (the “Shares”), having an aggregate offering amount of up to $20,000 (the “ATM Offering”). Sales of the Shares, if any, will be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Distribution Agent.

The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the Distribution Agreement or terminate the Distribution Agreement in accordance with its terms. Agent will be entitled to a fixed commission of 3.0% of the aggregate gross proceeds from the Shares sold. The Shares will be issued pursuant to the Company’s existing shelf registration statement on Form S-3 (File No. 333225517) (the “Registration Statement”), which was filed with the SEC and declared effective by the SEC on June 29, 2018, and the Prospectus Supplement to the Registration Statement filed June 11, 2019.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 11 - STOCK CAPITAL (Cont.)

As of December 31, 2019, the Company had sold an aggregate of 724,215 Shares under the Distribution Agreement for gross proceeds of approximately $2,909. As of December 31, 2019, settlement date the Company had received gross proceeds of approximately $2,100 for aggregate sales of 542,736 Shares under the Distribution Agreement.

Stock Plans:

During the fiscal year ended December 31, 2019, the Company had outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

The 2014 Plans have a shared pool of 4,000,000 shares of Common Stock available for issuance. As of December 31, 2019, 2,146,689 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

Share-based compensation to employees and to directors:

Employees:

Chaim Lebovits, the Company’s Chief Executive Officer and President (i) was granted a stock option under the 2014 Global Plan on September 28, 2015 for the purchase of up to 369,619 shares of the Company’s Common Stock at a per share exercise price of $2.45, which grant is fully vested and exercisable and shall be exercisable for a period of two years after termination of employment; (ii) received on July 26, 2017, July 26, 2018, July 26, 2019, and is entitled to receive on each anniversary thereafter (provided he remains Chief Executive Officer), a grant of 31,185 shares of restricted stock, each of which vests as to twenty-five percent (25%) of the award on the first, second, third and fourth anniversary of the date of grant and is subject to accelerated vesting upon a Change of Control (as defined in the Lebovits employment agreement) of the Company; and (iii) was granted on July 26, 2017 a fully vested and exercisable option to purchase up to 41,580 shares of Common Stock, with an exercise price per share of $4.81. The option was fully-vested and exercisable until the 2nd anniversary of the date of grant, when it expired unexercised.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 11 - STOCK CAPITAL (Cont.)

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

On November 20, 2017, the Company granted to Eyal Rubin, the Company’s Chief Financial Officer, 25,000 shares of restricted Common Stock, which fully vested on April 1, 2018. On November 20, 2017 the Company also granted to Mr. Rubin an option to purchase up to 93,686 shares of Common Stock, at an exercise price per share equal to $4.30 per share, which shall vest and become exercisable as to 25% of the shares underlying the Option on each of the first, second, third and fourth anniversary of the date of grant, subject to accelerated vesting upon a Change of Control of the Company or a Material Secondary Public Offering of the Company (each as defined in Mr. Rubin’s employment agreement). Mr. Rubin resigned effective September 18, 2019 and all unvested and unexercised shares were forfeited in accordance with the 2014 Global Plan.

On August 28, 2018, the Company granted Arturo Araya, Chief Commercial Officer of the Company an option to purchase 200,000 shares of Common Stock, at an exercise price of $3.98 per share. 25% of the grant shall vest and become exercisable on each of the first, second, third and fourth anniversaries of the grant date and subject to accelerated vesting upon a Change of Control (as defined in the agreement). On August 28, 2018, Mr. Araya resigned from the GNC Committee, and the restricted stock previously granted to him in connection with his service on the Board and the GNC Committee ceased vesting and the unvested shares were forfeited.

On September 6, 2019, the Company granted Preetam Shah, Executive Vice President, Chief Financial Officer and Treasurer of the Company, stock options (i) to purchase up to 100,000 shares of Common Stock, at an exercise price of $3.96 per share, and (ii) to purchase up to 100,000 shares of Common Stock at an exercise price per share equal to $6.00 per share. Each option shall vest and become exercisable as follows: 25% of the shares underlying the option shall vest and become exercisable on the first anniversary of the date of grant, and the remaining shares underlying the option shall vest and become exercisable in equal quarterly installments thereafter, until fully vested and exercisable on the fourth anniversary of the date of grant, and is subject to accelerated vesting upon a Change of Control (as defined in Dr. Shah’s employment agreement) of the Company.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 11 - STOCK CAPITAL (Cont.)

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

The Company granted Mary Kay Turner, an employee, 9,924 shares of restricted Common Stock on August 17, 2017, 11,198 shares of restricted Common Stock on August 1, 2018 and 11,533 on August 1, 2019, each of which vests as to 25% of the grant yearly over the course of four (4) years.

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

During the year ended December 31, 2019, the following grants were made under the 2014 Plans to eligible directors:

-	On February 22, 2019 Dr. Anthony J. Polverino received 3,501 shares of restricted stock for his service as a director.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 11 - STOCK CAPITAL (Cont.)

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

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Nonvested as of December 31, 2017	126,808	4.25	1.31

Granted	144,447	3.59
Vested	118,347	3.81
Forfeitures	-	-
Nonvested as of December 31, 2018	152,908	3.96	1.56

Granted	113,012	3.98
Vested	64,535	3.88
Forfeitures	-	-
Nonvested as of December 31, 2019	201,385	4.00	1.95

The total compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and service providers for the year ended December 31, 2019 and 2018 amounted to $392 and $506, respectively.

Stock Options:

Under the 2014 Plans, the Company may award stock options to certain employees, officers, directors, and service providers. The stock options vest in accordance with such conditions and restrictions determined by the GNC Committee. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified period. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. The Company granted stock options to purchase 204,167 and 588,665 shares in 2019 and 2018, respectively.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 11 - STOCK CAPITAL (Cont.)

Share-based compensation to employees and to directors: (Cont.)

Stock Options: (Cont.)

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the year ended December 31
	2 0 1 9			2 0 1 8
	Amount of options	Weighted average exercise price	Aggregate intrinsic value	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$		$	$
Outstanding at beginning of period	1,496,287	3.0581		940,954	2.4681
Granted	204,167	4.8937		588,665	3.8706
Exercised	(18,665)	1.8943		-	-
Cancelled	(388,782)	4.2239		(33,332)	-
Outstanding at end of period	1,293,007	3.0142	1,636,630	1,496,287	3.0581	735,992

Vested and expected-to-vest at end of period	840,579	2.3765	2,048,529	840,579	2.3765	986,447

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on December 31, 2019 and December 31, 2018 and the exercise price, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 11 - STOCK CAPITAL (Cont.)

Share-based compensation to employees and to directors: (Cont.)

Stock Options: (Cont.)

The options outstanding as of December 31, 2019 and December 31, 2018, have been separated into exercise prices, as follows:

			Weighted average remaining
			contractual		Options
Exercise	Options outstanding		Life - Years		exercisable as of
price	As of December 31,		As of December 31,		As of December 31,
	$2 0 1 9	2 0 1 8	2 0 1 9	2 0 1 8	2 0 1 9	2 0 1 8
0.75	222,833	218,666	6.78	7.73	222,833	183,222
1.005	-	5,333	-	0.5	-	5,333
2.25	56,555	69,889	1.98	2.57	56,555	69,889
2.45	369,619	369,619	5.75	6.75	369,619	369,619
2.70	78,667	82,667	3.71	4.65	78,667	82,667
3.90	13,333	15,000	2.59	3.59	13,333	15,000
3.96	100,000	-	9.69	-	-	-
3.98	200,000	200,000	8.66	9.66	50,000	-
4.11	-	200,000	-	9.58	-	-
4.18	-	47,847	-	0.18	-	47,847
4.21	150,000	150,000	8.53	9.53	30,000	-
4.3	-	93,686	-	8.89	-	23,422
4.80	2,000	2,000	0.11	1.11	2,000	2,000
4.81	-	41,580	-	0.56	-	41,580
6.00	100,000	-	9.69	-	-	-
	1,293,007	1,496,287	7.32	7.32	823,007	840,579

The fair value of the options is estimated at the date of grant using Black-Scholes options pricing model with the following assumptions used in the calculation:

	Year ended December 31,
	2 0 1 9	2 0 1 8
Expected volatility	60%	65%-66%
Risk-free interest	1.44%	2.77%-2.87%
Dividend yield	0%	0%
Expected life of up to (years)	5.5	5.5

Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the year ended December 31, 2019 and 2018 amounted to $764 and $917, respectively.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 11 - STOCK CAPITAL (Cont.)

Shares and warrants issued to service providers:

On August 17, 2017 the Company issued to Anthony Fiorino, the former CEO of the Company, for consulting services rendered, a grant of 4,327 shares of restricted stock under the 2014 U.S. Plan, which vests in eight equal quarterly installments (starting November 17, 2017) until fully vested on the second anniversary of the date of grant.

Compensation expense recorded by the Company in respect of its stock-based service provider compensation awards for the year ended December 31, 2019 and 2018 amounted to $25 and $102, respectively.

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

Total Stock-Based Compensation Expense:

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	December 31
	2 0 1 9	2 0 1 8
	U.S. $ in thousands
Research and development	123	175
General and administrative	666	844
Total stock-based compensation expense	789	1,019

NOTE 12 - RESEARCH AND DEVELOPMENT, NET

Composition:

	Year ended
	December 31
	2 0 1 9	2 0 1 8
	U.S. $ in thousands
Research and development	24,741	16,330
Less: Participation by CIRM	(4,058)	(6,267)
Less: Participation by Israeli Hospital Exemption regulatory pathway	(2,381)
Less: Participation by the Israel Innovation Authorities	(732)	(1,770)
Less: Participation by other grants	(366)	-
	17,204	8,293

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 13 - TAXES ON INCOME

A.	Tax rates applicable to the income of the Israeli subsidiary:

BCT is taxed according to Israeli tax laws.

The Israeli corporate tax rate was 24% in the year 2017, and reduced to 23% in the year 2018 and onwards. Such tax rate changes had no significant impact on the Company's financial statements.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31
	2 0 1 9	2 0 1 8
	U.S. $ in thousands
Operating loss carryforward	73,260	57,768

Net deferred tax asset before valuation allowance	19,911	15,916
Valuation allowance	(19,911)	(15,916)
Net deferred tax asset	795	772

As of December 31, 2019, the Company has provided a full valuation allowances of $19,911 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

C.	Available carryforward tax losses:

As of December 31, 2019, the Company has an accumulated tax loss carryforward of approximately $73,260. Carryforward tax losses in Israel are of unlimited duration. Under the Tax Cut and Jobs Act of 2017, or the Tax Act, federal net operating losses (NOL) incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Such limitations may result in the expiration of net operating losses before utilization.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 13 - TAXES ON INCOME (Cont.)

D.	Loss from continuing operations, before taxes on income, consists of the following:

	Year ended
	December 31
	2 0 1 9	2 0 1 8
	U.S. $ in thousands
United States	(4,378)	(3,617)
Israel	(18,875)	(10,331)
	(23,253)	(13,948)

E.	Due to the Company’s cumulative losses, the effect of ASC 740 as codified from ASC 740-10 is not material.

NOTE 14 - TRANSACTIONS WITH RELATED PARTIES

Other than transactions and balances related to cash and share based compensation to officers and directors, the Company did not have any transactions and balances with related parties and executive officers during 2019 and 2018.

NOTE 15 - SUBSEQUENT EVENTS

As of February 11, 2020, the Company has raised aggregate gross proceeds of approximately $18.6 million under the ATM Distribution Agreement.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2019 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated 1992 Framework.

Based on our assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

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

Name	Age	Position
Chaim Lebovits	49	President and Chief Executive Officer
Dr. Ralph Kern	62	Chief Operating Officer and Chief Medical Officer
Preetam Shah	47	Executive Vice President, Chief Financial Officer and Treasurer
Arturo O. Araya	49	Chief Commercial Officer
Uri Yablonka	43	Executive Vice President, Chief Business Officer and Director
Dr. Irit Arbel	60	Chairperson and Director
Dr. June S. Almenoff	63	Director
Chen Schor	47	Director
Dr. Anthony Polverino	57	Director
Malcolm Taub	74	Director

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

Preetam Shah, PhD, MBA joined the Company on September 6, 2019 as Executive Vice President, Chief Financial Officer and Treasurer. Prior to joining the Company, Preetam Shah served as Director, Healthcare Investment Banking at Barclays Capital Plc. since June 2016. He has also served as Vice President, Healthcare Investment Banking at Canaccord Genuity Inc. from 2013 to 2016. Dr. Shah founded Saisarva LLC. and was a financial consultant from 2010-2013 for healthcare-focused private equity firms, hedge funds, and global pharmaceutical companies. From 2006-2009, Dr. Shah served as Vice President, U.S. Operations and Investments at Reliance Capital USA Ventures LLC, an affiliate of Reliance ADA Group Companies. Dr. Shah completed his post-doctoral fellowship in Infectious Diseases from Stanford University School of Medicine. He holds a Ph.D. in Microbiology from the University of Mississippi Medical Center and a M.B.A. in Finance from the Wharton School, University of Pennsylvania.

Arturo O. Araya has served as the Chief Commercial Officer of the Company since August, 2018. He also served as a director of the Company from February, 2017 to November, 2018. From 2002 to 2016, Mr. Araya worked for Novartis Pharmaceutical Corporation, where he served as the Vice President and Head of Global Commercial for Novartis’ Cell and Gene Therapies Unit (June 2014 to July 2016), where he led a cross-functional team to globally commercialize a portfolio of cell and gene therapies. In his prior role as Novartis’ Global Brand Leader for CTL019 (September 2012-May 2014), a CAR-T therapy, he was responsible for developing early launch plans, including worldwide and multiple indication forecasts and resource modeling. He has led the Oncology Unit for Novartis in seven countries (March 2002-August 2012). Prior to his tenure at Novartis, Mr. Araya was with Bristol-Myers Squibb Company (1999-2002), most recently as Associate Director of Marketing Intelligence, Business Development & Licensing. He earned an M.B.A. from the University of Michigan, and an M.A. and B.S. in Engineering from the University of Connecticut.

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

Dr. Irit Arbel, one of the Company's co-founders, joined the Company in May 2004 as a director and served as President of the Company for six months. Currently, Dr. Arbel is the Chairperson of the Board and the Chair of the Governance, Nominating and Compensation Committee. Dr. Arbel serves as CEO of Neurchords, a biotechnology firm developing graphene- based scaffold for nerve reconstruction in acute spinal cord and peripheral nerve injury. Dr. Arbel has been appointed this year as director of the Board of Isracann Biosciences, a medical Cannabis company traded at the CSE in Canada. Dr. Arbel served as Executive Vice President, Research and Development at Savicell Diagnostic Ltd until August 2018. From 2009 through 2011, Dr. Arbel served as Chairperson of Real Aesthetics Ltd., a company specializing in cellulite ultrasound treatment, and BRH Medical, developer of medical devices for wound healing. She was also Director of M&A at RFB Investment House, a private investment firm focusing on early stage technology related companies. Previously, Dr. Arbel was President and Chief Executive Officer of Pluristem Life Systems, a biotechnology company, and prior to that, Israeli Sales Manager of Merck, Sharp & Dohme, a pharmaceutical company. Dr. Arbel earned her Post Doctorate degree in 1997 in Neurobiology, after performing research in the area of Multiple Sclerosis. Dr. Arbel also holds a Chemical Engineering degree from the Technion, Israel's Institute of Technology. We believe that Dr. Arbel possesses specific attributes that qualify her to serve on our Board including Dr. Arbel’s extensive experience in the biotechnology field and significant leadership skills as a chief executive officer. Dr. Arbel previously served as our President, which service has given her a deep knowledge of the Company and its business and directly relevant management experience.

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

Dr. June S. Almenoff joined the Company on February 26, 2017 as a director. Dr. June Almenoff is an accomplished executive with over 20 years of experience in the pharmaceutical industry. She is Chief Scientific Officer of RedHill Biopharma since May 2019 (consultant). She has broad therapeutic development and strategic experience including gastroenterology, rare disease, immune-inflammation, infectious diseases, CNS. She served as President and CMO of Furiex Pharmaceuticals (from 2010 to 2014). During her 4-year tenure, the company’s valuation increased ~10-fold, culminating in its acquisition by Actavis plc for ~$1.2B in 2014. Furiex’s lead product, eluxadoline (Viberzi TM), a novel gastrointestinal drug, is approved and marketed in US and EU. Prior to joining Furiex, Dr. Almenoff was at GlaxoSmithKline (GSK) from 1997 to 2010, where she held various positions of increasing responsibility in the R&D organization. During her 12 years at GSK, she was a Vice President in the Clinical Safety organization, chaired a PhRMA-FDA working group and worked in the area of scientific licensing. Dr. Almenoff also led the development of pioneering systems for minimizing risk in drug development which have been widely adapted by industry and regulators. Dr. Almenoff also served as CMO and COO of Innovate Biopharmaceuticals (2018). She has served as Executive Chair of RDD Pharma, a private, GI clinical stage biopharma company (2015-18 and BoD member 2018-2019) where she helped the company secure Series B as well as US Govt. Dept of Defense funding and currently serves as an independent director (since 2015). She was a Director of Tigenix NV (Nasdaq: TIG) from 2016 to 2018, until its acquisition for ~$600M. Dr. Almenoff served on the Board of Ohr Pharmaceutical (Nasdaq: OHRP-now NBSE) from 2013 to 2019, and serves on the investment advisory board of the Harrington Discovery Institute, a venture philanthropy. Dr. Almenoff received her B.A. cum laude from Smith College and graduated with AOA honors from the M.D.-Ph.D. program at the Icahn (Mt. Sinai) School of Medicine. She completed post-graduate medical training at Stanford University Medical Center (Internal Medicine, Infectious Diseases) and served on the faculty of Duke University School of Medicine. She is an adjunct Professor at Duke and a Fellow of the American College of Physicians (FACP) and has authored more than 50 publications. We believe that Dr. Almenoff possesses specific attributes that qualify her to serve on our Board including her valuable leadership skills and her deep knowledge of pharmaceutical product development.

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

Malcolm Taub joined the Company in March 2009 as a director. Mr. Taub is now the senior partner of Taub & Lewis LLP. Prior to forming that firm in January 2019, since October 2010, Mr. Taub had been a Partner at Davidoff Malito & Hutcher LLP, a full-service law and government relations firm. From 2001 to September 30, 2010, Mr. Taub was the Managing Member of Malcolm S. Taub LLP, a law firm which practiced in the areas of commercial litigation, among other practice areas. Mr. Taub also works on art transactions, in the capacity as an attorney and a consultant. Mr. Taub has also served as a principal of a firm which provides consulting services to private companies going public in the United States. Mr. Taub has acted as a consultant to the New York Stock Exchange in its Market Surveillance Department. Mr. Taub acts as a Trustee of The Gateway Schools of New York and The Devereux Glenholme School in Washington, Connecticut. Mr. Taub has served as an adjunct professor at Long Island University, Manhattan Marymount College and New York University Real Estate Institute. Mr. Taub holds a B.A. from Brooklyn College and a J.D. from Brooklyn Law School. Mr. Taub formerly served on the Board of Directors of Safer Shot, Inc. (formerly known as Monumental Marketing Inc.). We believe that Mr. Taub possesses specific attributes that qualify him to serve on our Board including Mr. Taub’s vast law experience and his demonstrated leadership skills as a managing member of a law firm.

Qualifications of Directors

The Board believes that each director has valuable individual skills and experiences that, taken together, provide the variety and depth of knowledge, judgment and vision necessary for the effective oversight of the Company. As indicated in the foregoing biographies, the directors have extensive experience in a variety of fields, including biotechnology (Drs. Arbel, Almenoff and Polverino and Mr. Schor), accounting (Mr. Schor), business consulting and development (Dr. Polverino and Mr. Yablonka), media (Mr. Yablonka) and law (Mr. Taub and Mr. Yablonka), each of which the Board believes provides valuable knowledge about important elements of our business. Most of our directors have leadership experience at major companies or firms with operations inside and outside the United States and/or experience on other companies’ boards, which provides an understanding of ways other companies address various business matters, strategies and issues. As indicated in the foregoing biographies, the directors have each demonstrated significant leadership skills, including as a chief executive officer (Drs. Arbel and Mr. Schor), executive officer (Drs. Almenoff and Polverino, and Mr. Yablonka), as a managing member of a law firm (Mr. Taub), as general manager of a business consulting firm (Mr. Yablonka) or as a partner of a venture capital firm (Mr. Schor). A number of the directors have extensive public policy, government or regulatory experience, which can provide valuable insight into issues faced by companies in regulated industries such as the Company. One of the directors (Dr. Arbel) has served as the President of the Company and one is currently serving as Chief Business Officer (Mr. Yablonka), which service has given each a deep knowledge of the Company and its business and directly relevant management experience. The Board believes that these skills and experiences qualify each individual to serve as a director of the Company.

Certain Arrangements

On August 22, 2011, we entered into an agreement with Chen Schor, which was amended and restated on November 11, 2011 to clarify vesting terms (as amended and restated, the “Executive Director Agreement”) pursuant to which we paid $15,000 per quarter to Mr. Schor for his services as an Executive Board Member. In accordance with the terms of the Executive Director Agreement, the Company and Mr. Schor have also entered into an amended and restated Restricted Stock Agreement on November 11, 2011, pursuant to which Mr. Schor received 61,558 shares of our restricted Common Stock under our 2005 U.S. Stock Option and Incentive Plan. The shares vested over 3 years – 20,519 shares on August 22, 2012, 20,519 shares on August 22, 2013 and 20,519 shares on August 22, 2014. On May 3, 2015, we entered into a Restricted Stock Agreement with Mr. Schor, pursuant to which Mr. Schor received a grant of 60,000 shares of our restricted Common Stock under our 2014 Stock Incentive Plan in consideration for Mr. Schor’s ongoing services as an Executive Director of the Company. The shares of restricted stock vested as follows: 20,000 on August 22, 2015, 20,000 on August 22, 2016 and 20,000 on August 22, 2017. On February 26, 2017 the Executive Director Agreement was terminated by mutual agreement of Chen Schor and the Company, and the Board approved that Chen Schor will receive the following compensation for his service on the Board: an annual cash award in the amount of $30,000, paid in biannual installments, that Mr. Schor will not receive annual director awards under the Director Compensation Plan, but in the event that Mr. Schor serves as a member of any committee of the Board he will be entitled to committee compensation under the Director Compensation Plan. Mr. Schor served as a member of the Audit Committee from November 2017 to November 2019.

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

Pursuant to a February 26, 2017 resolution of the Board, Dr. Almenoff receives the following compensation for her service on the Board: an annual cash award in the amount of $30,000, paid in biannual installments. Dr. Almenoff will not receive annual director awards under the Director Compensation Plan, but in the event that Dr. Almenoff serves as a member of any committee of the Board she will be entitled to committee compensation under the Director Compensation Plan. Dr. Almenoff serves as a member of the Audit Committee.

Pursuant to a February 26, 2017 resolution of the Board, Mr. Araya received the following compensation for his service on the Board: an annual cash award in the amount of $12,500, paid in biannual installments, and an annual restricted stock award valued at $12,500 on the date of grant, as determined based on the closing price of the Company’s common stock at the end of normal trading hours on the date of grant, or the previous closing price in the event the grant date does not fall on a business day. Mr. Araya also received a grant of 1,249 shares of restricted stock for his service on the GNC Committee. All grants ceased vesting and Mr. Araya resigned as a member of the GNC effective August 28, 2018, in connection with Mr. Araya commencing employment with the Company as its Chief Commercial Officer.

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

Committees of the Board of Directors

Audit Committee

On February 7, 2008, the Board of Directors (“Board”) established a standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, which assists the Board in fulfilling its responsibilities to stockholders concerning our financial reporting and internal controls, and facilitates open communication among the Audit Committee, Board, outside auditors and management. The Audit Committee discusses with management and our outside auditors the financial information developed by us, our systems of internal controls and our audit process. The Audit Committee is solely and directly responsible for appointing, evaluating, retaining and, when necessary, terminating the engagement of the independent auditor. The independent auditors meet with the Audit Committee (both with and without the presence of management) to review and discuss various matters pertaining to the audit, including our financial statements, the report of the independent auditors on the results, scope and terms of their work, and their recommendations concerning the financial practices, controls, procedures and policies employed by us. The Audit Committee preapproves all audit services to be provided to us, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by the independent auditor. The Audit Committee coordinates the Board’s oversight of our internal control over financial reporting, disclosure controls and procedures and code of conduct. The Audit Committee is charged with establishing procedures for (i) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters; and (ii) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters. The Audit Committee reviews all related party transactions on an ongoing basis, and all such transactions must be approved by the Audit Committee. The Audit Committee is authorized, without further action by the Board, to engage such independent legal, accounting and other advisors as it deems necessary or appropriate to carry out its responsibilities. The Board has adopted a written charter for the Audit Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The Audit Committee currently consists of Mr. Taub (Chair), Dr. Arbel and Dr Almenoff, each of whom is independent within the meaning of The NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act. Mr. Schor, who was not independent, served on the Audit Committee in accordance with Nasdaq Rule 5605(c)(2)(B) until November 13, 2019. Dr. Almenoff joined the Audit Committee November 14, 2019. The Board of Directors has determined that Dr. Arbel is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The Audit Committee held four meetings during the fiscal year ended December 31, 2019.

GNC Committee

On June 27, 2011, the Board established a standing Governance, Nominating and Compensation Committee (the “GNC Committee”), which assists the Board in fulfilling its responsibilities relating to (i) compensation of the Company’s executive officers, (ii) the director nomination process and (iii) reviewing the Company’s compliance with SEC corporate governance requirements. The Board has adopted a written charter for the GNC Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The GNC Committee currently consists of Dr. Arbel (Chair), Dr. Polverino and Mr. Taub, each of whom is independent as defined under applicable NASDAQ listing standards. The GNC Committee held two meetings during the fiscal year ended December 31, 2019.

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

Stockholder Nominations

During the fourth quarter of fiscal year 2019, we made no material changes to the procedures by which stockholders may recommend nominees to our Board, as described in our most recent proxy statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our Common Stock (collectively, the “Reporting Persons”), to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2019 all Reporting Persons complied with the applicable requirements of Section 16(a) of the Exchange Act other than late Form 4s filed by Dr. Irit Arbel, Dr. June Almenoff, Dr. Anthony Polverino, Uri Yablonka and Malcolm Taub on February 14, 2020, reporting an aggregate six transactions late. There are no known failures to file a required Form 3, Form 4 or Form 5.

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

Summary Compensation

The following table sets forth certain summary information with respect to the compensation paid during the fiscal years ended December 31, 2019 and 2018 earned by our President and Chief Executive Officer, Chief Financial Officer, and our Chief Operating Officer (the “Named Executive Officers”). In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Summary Compensation Table

					Option and Stock		All Other
		Salary	Bonus		Awards		Compensation
Name and Principal Position	Year	($)	($)		($) (1) (2)		($)(3)	Total ($)
Chaim Lebovits (*)	2018	500,000	750,000	(5)	133,472	(7)	195,398	1,578,870
President and CEO (4)	2019	500,000	250,000	(6)	125,364	(8)	180,912	1,056,276
Ralph Kern, Chief Operating Officer (9)	2018	500,000	150,000	(10)	119,000	(12)	72,650	841,650
	2019	500,000	150,000	(11)	139,000	(13)	63,145	852,145
Preetam Shah, Chief Financial Officer (14)	2019	109,375	-		513,757(15)		23,760	646,892

(*)	These Named Executive Officers were paid in NIS; the amounts above are the U.S. dollar equivalent. The conversion rate used was the average of the 2019 daily rates between the U.S. dollar and the NIS as published by the Bank of Israel, the central bank of Israel.

(1)	The amounts shown in the “Option and Stock Awards” column represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the Named Executive Officer during fiscal 2018 and fiscal 2019. ASC 718 fair value amount as of the grant date for stock options generally is spread over the number of months of service required for the grant to vest.
(2)	The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note 11 to Consolidated Financial Statements.
(3)	Includes management insurance (which includes pension, disability insurance and severance pay), payments towards such employee’s education fund, Israeli social security and amounts paid for use of a Company car. Each Named Executive Officer also receives gross-up payments for the taxes on these benefits.
(4)	On September 22, 2015, the Company appointed Chaim Lebovits as its Chief Executive Officer.
(5)	In April and in July 2018, the Company paid Mr. Lebovits a discretionary cash bonus payment of $250,000 and $500,000 in recognition of his contributions to the Company’s performance in fiscal year 2018.
(6)	During 2019, the Company paid Mr. Lebovits a discretionary cash bonus payment of $250,000 in recognition of his contributions to the Company’s performance in fiscal year 2019.
(7)	On July 26, 2018 Mr. Lebovits received a grant of 31,185 shares of restricted Common Stock.
(8)	On July 26, 2019 Mr. Lebovits received a grant of 31,185 shares of restricted Common Stock.
(9)	Dr. Kern’s employment with the Company began on March 6, 2017.
(10)	In March 2018, the Company paid Dr. Kern a discretionary cash bonus payment of $150,000 in recognition of his contributions to the Company’s performance in fiscal year 2018.
(11)	In August 2019, the Company paid Dr. Kern a discretionary cash bonus payment of $150,000 in recognition of his contributions to the Company’s performance in fiscal year 2019.
(12)	On March 6, 2018 Dr. Kern received a grant of 35,885 shares of restricted Common Stock.
(13)	On March 6, 2019 Dr. Kern received a grant of 35,885 shares of restricted Common Stock.
(14)	Mr. Shah’s employment with the Company began on September 6, 2019.
(15)	On September 6, 2019, Mr. Shah received a grant of 25,000 shares of restricted Common Stock and also an option to purchase up to 100,000 shares of Common Stock under the 2014 Global Plan, at an exercise price per share equal to $3.96 per share and an option to purchase up to 100,000 shares of Common Stock under the 2014 Global Plan, at an exercise price per share equal to $6.00.

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

Pursuant to the Lebovits Employment Agreement, on July 26, 2017, Mr. Lebovits also received a fully vested and exercisable option (the “Option”) under the Company’s 2014 Global Share Option Plan to purchase up to 41,580 shares of Common Stock, which remained exercisable until the 2nd anniversary of the date of grant, when it expired unexercised. The exercise price per share was $4.81.

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

Pursuant to the Agreement, on March 6, 2017, Dr. Kern also received an option under the Company’s 2014 Stock Incentive Plan to purchase up to 47,847 shares of Common Stock with an exercise price per share of $4.18. The option was fully vested and exercisable and remained exercisable until the 2nd anniversary of the date of grant, when it expired unexercised.

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

Preetam Shah

On September 5, 2019, the Company and Preetam Shah, PhD, MBA, the Company’s Executive Vice President, Chief Financial Officer and Treasurer, entered into an employment agreement, pursuant to which Dr. Shah receives an annual salary of $350,000 and is eligible to receive an annual cash bonus equal to 40% of his base salary, subject to the satisfaction of performance goals to be established each year. Dr. Shah also receives other benefits that are generally made available to the Company’s employees. Pursuant to the agreement, Dr. Shah received on September 6, 2019, a one-time grant of stock options under the Company’s 2014 Stock Incentive Plan (i) to purchase up to 100,000 shares of Common Stock, at an exercise price equal to $3.96 per share, and (ii) to purchase up to 100,000 shares of Common Stock at an exercise price per share equal to $6.00 per share. Each option shall vest and become exercisable as follows: 25% of the shares underlying the option shall vest and become exercisable on the first anniversary of the date of grant, and the remaining shares underlying the option shall vest and become exercisable in equal quarterly installments thereafter, until fully vested and exercisable on the fourth anniversary of the date of grant, provided that Dr. Shah remains continuously employed by the Company from the date of grant through each applicable vesting date. Each option shall have a ten (10) year term. Any unvested shares underlying the options as of the date of Dr. Shah’s employment termination shall automatically terminate.

Pursuant to the agreement, Dr. Shah received on September 6, 2019, a one-time grant under the 2014 Stock Incentive Plan of 25,000 shares of restricted common stock of the Company, which shall vest as to 100% of the award on the one year anniversary of the grant date, provided Dr. Shah remains continuously employed by the Company from the date of grant through the vesting date. In the event of Dr. Shah’s termination of employment prior to the one-year anniversary of the grant date, the restricted stock grant shall automatically be immediately forfeited to the Company, without the payment of any consideration to Dr. Shah.

The agreement contains termination provisions, pursuant to which if the Company terminates the agreement or Dr. Shah’s employment without Cause (as defined in the agreement) or if Dr. Shah terminates the agreement or his employment thereunder with Good Reason (as defined in the agreement), the Company shall: (i) pay Dr. Shah, as severance pay, a lump sum equal to three (3) months of Base Salary; (ii) pay Dr. Shah any bonus compensation that Dr. Shah would be entitled to receive during the period of employment in that fiscal year; (iii) immediately vest such number of equity or equity based awards that would have vested during the three (3) months following the date of termination of employment; and (iv) continue to provide Dr. Shah’s health insurance benefits during the three (3) months following the date of termination of employment, unless otherwise provided by a subsequent employer. The foregoing severance payments are conditional upon Dr. Shah executing a waiver and release in favor of the Company in a form reasonably acceptable to the Company.

Uri Yablonka

Uri Yablonka, the Company’s Executive Vice President, Chief Business Officer and director, is party to a June 6, 2014 employment agreement with the Subsidiary, which was amended July 26, 2017. Pursuant to the agreement, Uri Yablonka is paid a monthly salary of 41,000 NIS (approximately $11,900 per month). Mr. Yablonka also receives other benefits that are generally made available to the Company’s employees, including pension and education fund benefits. The Company provides Mr. Yablonka with a Company car and cellular phone, and a gross-up payment for any taxes relating thereto. Pursuant to the agreement, Mr. Yablonka also was granted a stock option on June 6, 2014 under the Company’s Amended and Restated 2004 Global Share Option Plan (the “Global Plan”) for the purchase of 33,333 shares of the Company’s Common Stock, which was fully vested and exercisable upon grant. The exercise price for the grant is $2.70 per share. In addition, the Company agreed to grant Mr. Yablonka a stock option under the Global Plan (or the applicable successor option plan) for the purchase of up to 13,333 shares of Common Stock (subject to appropriate adjustment in the case of stock splits, reverse stock splits and the like) of the Company on the first business day after each annual meeting of stockholders (or special meeting in lieu thereof) of the Company beginning with the 2014 annual meeting, and provided that Mr. Yablonka remains an employee of the Company on each such date. The exercise price per share of the Common Stock subject to each additional option shall be equal to $0.75 (subject to appropriate adjustment in the case of stock splits, reverse stock splits and the like, or changes to the Israeli Annual Option Award under the Company’s Director Compensation Plan as amended from time to time). Each additional option vests and becomes exercisable on each monthly anniversary date as to 1/12th the number of shares subject to the option, over a period of twelve months from the date of grant, such that each additional option will be fully vested and exercisable on the first anniversary of the date of grant, provided that Mr. Yablonka remains an employee of the Company on each such vesting date. In addition, Mr. Yablonka was granted 5,543 shares of Common Stock under the 2014 Global Plan on July 13, 2017.

Arturo Araya

Arturo Araya, the Company’s Chief Commercial Officer, is party to an August 28, 2018 employment agreement with the Company, pursuant to which Mr. Araya receives an annual base compensation of $300,000 and is eligible to receive an annual cash bonus equal to 20% of his base salary, subject to satisfaction of pre-established performance goals. On August 28, 2018 he also received a one-time grant of an option to purchase 200,000 shares of Common Stock under the Company’s 2014 Stock Incentive Plan, at an exercise price of $3.98 per share. 25% of the grant shall vest and become exercisable on each of the first, second, third and fourth anniversaries of the grant date, so that the grant becomes fully vested and exercisable on the fourth anniversary of the grant date. The grant is subject to accelerated vesting upon a Change of Control, as defined in the agreement, and has a 10-year term.  Any unvested shares underlying the grant as of the date of the termination of his employment with the Company shall automatically terminate.  In connection with the employment agreement Mr. Araya resigned from the GNC Committee, and the restricted stock previously granted to him in connection with his service on the Board and the GNC Committee ceased vesting. He ceased serving as a member of the Board on November 29, 2018.

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

Outstanding Equity Awards

The following table sets forth information regarding equity awards granted to the Named Executive Officers that are outstanding as of December 31, 2019. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Outstanding Equity Awards at December 31, 2019

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Chaim Lebovits	369,619	-		2.45	9/28/2025	15,593	(2)	66,736
						23,389	(3)	100,104
						31,185	(4)	133,472
Ralph Kern	-	-		-	-	17,943	(5)	76,794
						26,914	(6)	115,191
						35,885	(7)	153,588
Preetam Shah	-	100,000	(8)	3.96	9/05/2029	25,000	(9)	107,000
	-	100,000	(8)	6.00	9/05/2029

(1)	Based on the fair market value of our Common Stock on December 31, 2019 ($4.28 per share).
(2)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (July 26, 2017), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(3)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (July 26, 2018), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(4)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (July 26, 2019), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(5)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (March 6, 2017), provided that Ralph Kern remains continuously employed by the Company from the date of grant through each applicable vesting date.
(6)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (March 6, 2018), provided that Ralph Kern remains continuously employed by the Company from the date of grant through each applicable vesting date.
(7)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (March 6, 2019), provided that Ralph Kern remains continuously employed by the Company from the date of grant through each applicable vesting date.
(8)	Options for the purchase of 100,000 shares will vest and become exercisable as follows: 25% of the shares underlying the option shall vest and become exercisable on the first anniversary of the date of grant, and the remaining shares underlying the option shall vest and become exercisable in equal quarterly installments thereafter, until fully vested and exercisable on the fourth anniversary of the date of grant, provided that Preetam Shah remains continuously employed by the Company from the date of grant through each applicable vesting date.
(9)	Restricted stock award shall vest as to 100% of the award on the one year anniversary of the grant date (September 6, 2019), provided Preetam Shah remains continuously employed by the Company from the date of grant through the vesting date.

Stock Incentive Plans

During the fiscal year ended December 31, 2019, the Company had outstanding awards for stock options under four plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the 2014 Plans).

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

Compensation of Directors

The following table sets forth certain summary information with respect to the compensation paid during the fiscal year ended December 31, 2019 earned by each of the directors of the Company. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Director Compensation Table for Fiscal 2019

	Fees				Option
	Earned or		Stock		Awards
	Paid in		Awards		($)		Total
Name	Cash ($)		($)(1)		(1)(2)		($)
Dr. Irit Arbel	—		—		84,366	(3)	84,366
Dr. June S. Almenoff	30,000	(4)	7,780	(5)			37,780
Dr. Anthony Polverino	12,500	(6)	21,819	(7)	—		34,319
Mr. Chen Schor	30,000	(8)	—		—		30,000
Mr. Malcolm Taub	—		46,680	(9)	—		46,680
Uri Yablonka	—		—		44,402	(10)	44,402

(1)	The amounts shown in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the directors during fiscal 2019.
(2)	The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note 11 – Share-based compensation to employees and to directors to Consolidated Financial Statements.
(3)	At December 31, 2019, Dr. Arbel had options (vested and unvested) to purchase 233,887 shares of Common Stock.
(4)	Represents the amount paid to Dr. Almenoff for her services as a director.
(5)	At December 31, 2019, Dr. Almenoff was entitled to 2,000 shares of unvested restricted Common Stock (restricted share issuance in process at year end).
(6)	Represents amounts paid to Dr. Polverino for his services as a director.
(7)	At December 31, 2019, Dr. Polverino had 2,000 shares of unvested restricted Common Stock (restricted share issuance in process at year end).
(8)	Represents the amount paid to Mr. Schor for his services as a director.
(9)	At December 31, 2019, Mr. Taub had 12,000 shares of unvested restricted Common Stock (restricted share issuance in process at year end).
(10)	At December 31, 2019, Mr. Yablonka had options (vested and unvested) to purchase 113,331 shares of Common Stock.

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

Pursuant to a February 26, 2017 resolution of the Board, Dr. Almenoff receives the following compensation for her service on the Board: an annual cash award in the amount of $30,000, paid in biannual installments. Dr. Almenoff will not receive annual director awards under the Director Compensation Plan, but in the event that Dr. Almenoff serves as a member of any committee of the Board she will be entitled to committee compensation under the Director Compensation Plan. Dr. Almenoff serves as a member of the Audit Committee.

Pursuant to resolutions of the Board, Dr. Polverino receives the following compensation for his service on the Board: an annual cash award in the amount of $12,500, paid in biannual installments, and an annual restricted stock award valued at $12,500 on the date of grant, as determined based on the closing price of the Company’s common stock at the end of normal trading hours on the date of grant, or the previous closing price in the event the grant date does not fall on a business day. The grant vests in 12 consecutive, equal monthly installments commencing on the one-month anniversary of the date of grant, until fully vested on the first anniversary of the date of grant. Dr. Polverino does not receive annual director awards under the Director Compensation Plan, but in the event that he serves as a member of any committee of the Board he is entitled to committee compensation under the Director Compensation Plan. Dr. Polverino serves on the GNC Committee. In November 2018 he received a grant of 1,667 shares of Common Stock for prior GNC Committee services.

Pursuant resolution of the Board, Mr. Araya received the following compensation for his service on the Board: an annual cash award in the amount of $12,500, paid in biannual installments, and an annual restricted stock award valued at $12,500 on the date of grant, as determined based on the closing price of the Company’s common stock at the end of normal trading hours on the date of grant, or the previous closing price in the event the grant date does not fall on a business day. Mr. Araya also received a grant of 1,249 shares of restricted stock for his service on the GNC Committee. All grants ceased vesting and Mr. Araya resigned as a member of the GNC effective August 28, 2018, in connection with Mr. Araya commencing employment with the Company as its Chief Commercial Officer. Mr. Araya ceased serving as a member of the Board on November 29, 2018.

On February 26, 2017 the Amended and Restated Executive Director Agreement between the Company and Chen Schor dated November 11, 2011 was terminated by mutual agreement of Chen Schor and the Company, and the Board approved that Chen Schor will receive the following compensation for his service on the Board: an annual cash award in the amount of $30,000, paid in biannual installments; that Mr. Schor will not receive annual director awards under the Director Compensation Plan, but in the event that Mr. Schor serves as a member of any committee of the Board he will be entitled to committee compensation under the Director Compensation Plan; and that the restricted stock grant (the “Schor Grant”) of 60,000 shares of restricted Common Stock previously granted to Mr. Schor under the Company’s 2014 Stock Incentive Plan will continue to vest as previously agreed: 20,000 on: (a) August 22, 2015 (b) 20,000 on August 22, 2016 and (c) 20,000 on August 22, 2017 (at which time the Grant was fully vested). Mr. Schor served as a member of the audit committee from November 2017 to November 2019.

On July 13, 2017 pursuant to the Company’s Third Amendment to the Second Amended and Restated Director Compensation Plan, we granted a stock option to Dr. Arbel to purchase up to 12,000 shares of Common Stock at a purchase price of $0.75 per share, which was fully vested and exercisable on the date of grant.

On December 12, 2019, the following grants were made under the Director Compensation Plan to the eligible directors: Dr. Arbel received a stock option to purchase 25,333 shares of Common Stock for her service as a director, chairperson of the Board, chair of the GNC Committee and a member of the Audit Committee; Dr. Almenoff received 2,000 shares of restricted stock for her service as a member of the Audit Committee; Dr. Polverino received 2,000 shares of restricted stock for his service as a member of the GNC Committee; and Mr. Taub received 12,000 shares of restricted stock for his service as a director, chair of the Audit Committee and a member of the GNC Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of February 14, 2020 with respect to the beneficial ownership of our Common Stock by the following: (i) each of our current directors; (ii) the Named Executive Officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of our Common Stock.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of our Common Stock issuable under options that are exercisable on or within 60 days after February 14, 2020 (“Presently Exercisable Options”) or under warrants that are exercisable on or within 60 days after February 14, 2020 (“Presently Exercisable Warrants”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the Common Stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the Common Stock beneficially owned by any other person or entity. Unless otherwise indicated, the address of each person listed in the table is c/o Brainstorm Cell Therapeutics Inc., 1325 Avenue of Americas, 28th Floor, New York, NY 10019.

The percentage of the Common Stock beneficially owned by each person or entity named in the following table is based on 26,230,839 shares of Common Stock outstanding as of February 14, 2020, plus any shares issuable upon exercise of Presently Exercisable Options and Presently Exercisable Warrants held by such person or entity.

	Shares Beneficially Owned (Includes Common Stock, Presently Exercisable Options and Presently Exercisable Warrants)
Name of Beneficial Owner	# of Shares		% of Class
Directors and Named Executive Officers
Chaim Lebovits(1)	4,552,440	(1)	15.9%
Ralph Kern	115,655		*
Preetam Shah	36,600	(2)	*
Uri Yablonka	111,985	(3)	*
June Almenoff	9,175	(4)	*
Irit Arbel	372,831	(5)	1.4%
Chen Schor	125,558	(6)	*
Anthony Polverino	15,862	(7)	*
Malcolm Taub	53,332	(8)	*
All current directors and executive officers as a group (10 persons)	5,452,046	(9)	18.8%
5% Shareholders (other than listed above)
N/A (see FN1)

*	Less than 1%.

(1)	Includes (i) 1,933,794 shares of Common Stock owned by ACCBT Corp., (ii) 2,016,666 shares of Common Stock issuable to ACCBT Corp. upon the exercise of Presently Exercisable Warrants, (iii) 138,806 shares of Common Stock owned by ACC International Holdings Ltd., (iv) 369,619 shares of Common Stock issuable to Chaim Lebovits upon the exercise of Presently Exercisable Options. Chaim Lebovits, our Chief Executive Officer, may be deemed the beneficial owner of these shares. The address of ACCBT Corp. and ACC International Holdings Ltd.is Morgan & Morgan Building, Pasea Estate, Road Town, Tortola, British Virgin Islands.

(2)	Mr. Shah’s employment with the Company commenced on September 6, 2019.

(3)	Includes 104,442 of shares of Common Stock issuable upon the exercise of Presently Exercisable Options.

(4)	Consists of 7,175 shares owned by Meadowlark Management LLC and 2,000 shares of restricted stock (issuance in process). Dr. Almenoff disclaims beneficial ownership of the shares owned by Meadowlark Management LLC except to the extent of any pecuniary interest therein.

(5)	Includes 216,998 shares of Common Stock issuable upon the exercise of Presently Exercisable Options. Dr. Arbel’s address is 6 Hadishon Street, Jerusalem, Israel.

(6)	Includes 121,558 shares owned by The C. Schor Irrevocable Trust, an irrevocable trust for the benefit of Mr. Schor and other individuals. Mr. Schor disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein.

(7)	Includes 5,071 shares of restricted stock (issuance in process).

(8)	Includes 12,000 shares of restricted stock (issuance in process).

(9)	Includes (i) 2,016,666 shares of Common Stock issuable upon the exercise of Presently Exercisable Warrants and (ii) 741,049 shares of Common Stock issuable upon the exercise of Presently Exercisable Options.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2019:

	Number of		Number of
	securities	Weighted-	securities
	to be	average	remaining
	issued upon	exercise	available for
	exercise of	price of	future
	outstanding	outstanding	issuance
	options,	options,	under equity
	warrants	warrants	compensation
Plan Category	and rights	and rights	plans
Equity compensation plans approved by security holders	1,293,007	$3.0142	2,146,689	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,293,007	$3.0142	2,146,689	(1)

(1)	A total of 3,439,696 shares of our Common Stock are reserved for issuance in aggregate under the Plans and the Prior Plans. Any awards granted under either the Global Plan or the U.S. Plan will reduce the total number of shares available for future issuance under the other plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Independent Registered Public Accounting Firm

Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., a Firm in the Deloitte Global Network (“Deloitte”) for the audit of our financial statements for the fiscal years ended December 31, 2019 and 2018 and fees billed for other services rendered by Deloitte during those periods.

	December 31,
	2018	2019
Audit Fees (1)	$58,000	$55,000
Audit-Related Fees	$-	$-
Tax Fees (2)	$28,000	$11,000
All Other Fees	$-	$-
Total Fees	$86,000	$66,000

(1)	Audit fees are comprised of fees for professional services performed by Deloitte for the audit of our annual financial statements and the review of our quarterly financial statements, as well as other services provided by Deloitte in connection with statutory and regulatory filings or engagements.

(2)	Tax fees are comprised of fees for preparation of tax returns to the Company and the services performed by Deloitte in connection with Inter-Company matters.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1)	Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

(2)	Financial Statement Schedules.

All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

(3)	Exhibits.

		Filed (or	Incorporated by Reference Herein
Exhibit Number	Description	Furnished) with this Form 10-K	Form	Exhibit & File No.	Date Filed

2.1	Agreement and Plan of Merger, dated as of November 28, 2006, by and between Brainstorm Cell Therapeutics Inc., a Washington corporation, and Brainstorm Cell Therapeutics Inc., a Delaware corporation.		Definitive Schedule 14A	Appendix A File No. 333-61610	November 20, 2006

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix B File No. 333-61610	November 20, 2006

3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated September 15, 2014.		Form 8-K	Exhibit 3.1 File No. 000-54365	September 16, 2014

3.3	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated August 31, 2015.		Form 8-K	Exhibit 3.1 File No. 001-366641	September 4, 2015

3.4	ByLaws of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix C File No. 333-61610	November 20, 2006

3.5	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007.		Form 8-K	Exhibit 3.1 File No. 333-61610	March 27, 2007

4.1	Specimen Certificate of Common Stock of Brainstorm Cell Therapeutics Inc.	Form 8-K	Exhibit 4.1 File No. 000-54365	September 16, 2014

10.1	Research and License Agreement, dated as of July 8, 2004, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K	Exhibit 10.1 File No. 333-61610	July 16, 2004

10.2	Research and License Agreement, dated as of March 30, 2006, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K	Exhibit 10.1 File No. 333-61610	April 4, 2006

10.3	Amendment Agreement, dated as of May 23, 2006, to Research and License Agreement, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K/A	Exhibit 10.1 File No. 333-61610	May 23, 2006

10.4	Amendment Agreement, dated as of March 31, 2006, among the Company, Ramot at Tel Aviv University Ltd. and certain warrantholders.	Form 8-K	Exhibit 10.2 File No. 333-61610	April 4, 2006

10.5	Second Amended and Restated Research and License Agreement, dated July 26, 2007, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 10-QSB	Exhibit 10.4 File No. 333-61610	August 20, 2007

10.6	Second Amended and Restated Registration Rights Agreement, dated August 1, 2007, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 10-QSB	Exhibit 10.5 File No. 333-61610	August 20, 2007

10.7	Waiver and Release, dated August 1, 2007, executed by Ramot at Tel Aviv University Ltd. in favor of the Company.	Form 10-QSB	Exhibit 10.6 File No. 333-61610	August 20, 2007

10.8	Letter Agreement, dated December 24, 2009, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K	Exhibit 10.1 File No. 333-61610	December 31, 2009

10.9	Amendment No. 1, dated December 24, 2009, to the Second Amended and Restated Research and License Agreement dated July 26, 2007 by and between Brainstorm Cell Therapeutics Ltd. and Ramot at Tel Aviv University Ltd.	Form 8-K	Exhibit 10.2 File No. 333-61610	December 31, 2009

10.10	Assignment Agreement, dated December 20, 2011, by and between the Company and Brainstorm Cell Therapeutics Ltd.	Form S-1	Exhibit 10.12 File No. 333-179331	February 3, 2012

10.11	Amendment No. 2, dated April 30, 2014, to the Second Amended and Restated Research and License Agreement dated July 26, 2007 by and between Brainstorm Cell Therapeutics Ltd. and Ramot at Tel Aviv University Ltd.	Form 10-K	Exhibit 10.11 File No. 001-36641	March 9, 2016

10.12	Amendment No. 3, effective February 18, 2016, to the Second Amended and Restated Research and License Agreement dated July 26, 2007 by and between Brainstorm Cell Therapeutics Ltd. and Ramot at Tel Aviv University Ltd.	Form 10-K	Exhibit 10.12 File No. 001-36641	March 9, 2016

10.13	Consulting Agreement, dated as of April 30, 2014, by and between Brainstorm Cell Therapeutics Ltd. and Dr. Daniel Offen.	Form S-1	Exhibit 10.15 File No. 333-179331	June 29, 2012

10.14*	Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.1 File No. 000-54365	August 15, 2014

10.15*	Amendment No. 1 to the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Schedule 14A	Appendix A File No. 001-36641	May 11, 2016

10.16*	Amendment No. 2 to the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.1 File No. 001-36641	November 30, 2018

10.17*	Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan.	Form 8-K	Exhibit 10.2 File No. 000-54365	August 15, 2014

10.18*	Amendment No. 1 to the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan.	Schedule 14A	Appendix B File No. 001-36641	May 11, 2016

10.19*	Amendment No. 2 to the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan.	8-K	Exhibit 10.2 File No. 001-36641	November 30, 2018

10.20*	Form of Incentive Stock Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.1 File No. 001-36641	November 4, 2014

10.21*	Form of Nonstatutory Stock Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.2 File No. 001-36641	November 4, 2014

10.22*	Form of Restricted Stock Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.3 File No. 001-36641	November 4, 2014

10.23*	Form of Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan.	Form 8-K	Exhibit 10.4 File No. 001-36641	November 4, 2014

10.24	Subscription Agreement, dated July 2, 2007, by and between the Company and ACCBT Corp.	Form 8-K	Exhibit 10.1 File No. 333-61610	July 5, 2007

10.25	Amendment to Subscription Agreement, dated as of July 31, 2009, by and between the Company and ACCBT Corp.	Form 8-K	Exhibit 10.1 File No. 333-61610	August 24, 2009

10.26	Form of Common Stock Purchase Warrant issued by the Company to ACCBT Corp.	Form 8-K	Exhibit 10.2 File No. 333-61610	July 5, 2007

10.27	Form of Registration Rights Agreement by and between the Company and ACCBT Corp.	Form 8-K	Exhibit 10.3 File No. 333-61610	July 5, 2007

10.28	Form of Security Holders Agreement, by and between ACCBT Corp. and certain security holders of the Company.	Form 8-K	Exhibit 10.4 File No. 333-61610	July 5, 2007

10.29	Warrant Amendment Agreement, dated as of May 10, 2012, by and between Brainstorm Cell Therapeutics Inc. and ACCBT Corp.	Form 10-Q	Exhibit 10.1 File No. 000-54365	May 11, 2012

10.30	Amendment of Warrants dated May 19, 2014 by and among Brainstorm Cell Therapeutics Inc., ACCBT Corp. and ACC International Holdings Ltd.	Form 10-Q	Exhibit 10.4 File No. 000-54365	August 12, 2014

10.31	2017 Amendment of Warrants and Subscription Agreement dated November 2, 2017 by and among Brainstorm Cell Therapeutics Inc., ACCBT Corp. and ACC International Holdings Ltd.	Form 8-K	Exhibit 10.1 File No. 001-36641	November 3, 2017

10.32	Clinical Trial Agreement, entered into as of February 17, 2010, among Brainstorm Cell Therapeutics Ltd., Prof. Dimitrios Karousis and Hadasit Medical Research Services and Development Ltd.	Form 10-Q	Exhibit 10.1 File No. 000-54365	August 15, 2011

10.33	Amendment to the Clinical Trial Agreement, entered into as of June 27, 2011, among Brainstorm Cell Therapeutics Ltd., Prof. Dimitrios Karousis and Hadasit Medical Research Services and Development Ltd.	Form 10-Q	Exhibit 10.2 File No. 000-54365	August 15, 2011

10.34*	Amended and Restated Executive Director Agreement, dated November 11, 2011, by and between the Company and Chen Schor.	Form 8-K/A	Exhibit 10.1 File No. 333-61610	November 16, 2011

10.35*	Employment Agreement dated June 6, 2014 between Brainstorm Cell Therapeutics Ltd. and Uri Yablonka.	Form 8-K	Exhibit 10.1 File No. 000-54365	June 9, 2014

10.36*	Restricted Stock Award Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan, regarding July 26, 2017 grant to Chaim Lebovits.	Form 10-Q	Exhibit 10.2 File No. 001-36641	October 17, 2017

10.37	Form of Securities Purchase Agreement.	Form 8-K	Exhibit 10.1 File No. 000-54365	June 13, 2014

10.38	Form of Warrant.	Form 8-K	Exhibit 10.2 File No. 000-54365	June 13, 2014

10.39	Form of Registration Rights Agreement.	Form 8-K	Exhibit 10.3 File No. 000-54365	June 13, 2014

10.40	Form of Warrant.	Form 8-K	Exhibit 4.1 File No. 001-36641	January 8, 2015

10.41	Warrant Exercise Agreement, dated as of January 8, 2015.	Form 8-K	Exhibit 10.2 File No. 001-36641	January 8, 2015

10.42	Form of Warrant.	Form 8-K	Exhibit 4.1 File No. 001-36641	June 7, 2018

10.43	Warrant Exercise Agreement.	Form 8-K	Exhibit 10.1 File No. 001-36641	June 7, 2018

10.44	Leak-Out Agreement.	Form 8-K	Exhibit 10.2 File No. 001-36641	June 7, 2018

10.45	Share Cap Agreement.	Form 10-Q	Exhibit 10.4 File No. 001-36641	July 23, 2018

10.46*	Employment Agreement dated September 28, 2015 between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits.	Form 8-K	Exhibit 10.1 File No. 001-36641	September 28, 2015

10.47*	First Amendment to Employment Agreement dated March 7, 2016 between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits.	Form 10-K	Exhibit 10.53 File No. 001-36641	March 9, 2016

10.48*	Second Amendment to Employment Agreement dated July 26, 2017 between the Company and Chaim Lebovits.	Form 10-Q	Exhibit 10.3 File No. 001-36641	October 17, 2017

10.49*	Employment Agreement dated February 28, 2017 between Brainstorm Cell Therapeutics Inc. and Dr. Ralph Kern, as amended by Amendment No. 1 dated March 3, 2017.	Form 8-K	Exhibit 10.1 File No. 001-36641	March 6, 2017

10.50*	Employment Agreement by and between Brainstorm Cell Therapeutics Ltd. and Eyal Rubin, dated October 31, 2017.	Form 8-K	Exhibit 10.2 File No. 001-36641	November 3, 2017

10.51*	Restricted Stock Award Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan, regarding November 20, 2017 grant to Eyal Rubin.	Form 10-K	Exhibit 10.45 File No. 001-36641	March 8, 2018

10.52*	Employment Agreement by and between Brainstorm Cell Therapeutics Inc. and Arturo Araya effective August 28, 2018.	Form 10-K	Exhibit 10.52 File No. 001-36641	March 29, 2019

10.53*	Brainstorm Cell Therapeutics Inc. Second Amended and Restated Director Compensation Plan.	Form 8-K	Exhibit 10.1 File No. 001-36641	July 10, 2014

10.54*	Brainstorm Cell Therapeutics Inc. First Amendment to the Second Amended and Restated Director Compensation Plan.		Form 10-Q	Exhibit 10.2 File No. 001-36641	May 14, 2015

10.55*	Brainstorm Cell Therapeutics Inc. Second Amendment to the Second Amended and Restated Director Compensation Plan dated February 26, 2017.		Form 10-K	Exhibit 10.54 File No. 001-36641	March 29, 2017

10.56*	Brainstorm Cell Therapeutics Inc. Third Amendment to the Second Amended and Restated Director Compensation Plan.		Form 10-Q	Exhibit 10.1 File No. 001-36641	October 17, 2017

10.57	Notice of Award - CLIN2: Partnering Opportunity for Clinical Trial Stage Projects California Institute for Regenerative Medicine, August 25, 2017.		Form 10-K	Exhibit 10.50 File No. 001-36641	March 8, 2018

10.58	Distribution Agreement, dated June 11, 2019, by and between Brainstorm Cell Therapeutics Inc. and Raymond James & Associates, Inc.		Form 8-K	Exhibit 1.1	June 11, 2019

10.59	Form of Warrant		Form 8-K	Exhibit 4.1	August 2, 2019

10.60	Warrant Exercise Agreement		Form 8-K	Exhibit 10.1	August 2, 2019

10.61*	Offer letter, dated September 5, 2019, by and between Brainstorm Cell Therapeutics Inc. and Preetam Shah		Form 10-Q	Exhibit 10.3	November 14, 2019

21	Subsidiaries of the Company.	‡

23.1	Consent of Brightman Almagor Zohar & Co., a Firm in the Deloitte Global Network.	‡

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	‡

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	‡

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡‡

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡‡

101	The following financial information from the Annual Report on Form 10-K of Brainstorm Cell Therapeutics Inc. for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of December 31, 2018, and 2019; (2) Consolidated Statements of Operations for the years ended December 31, 2018 and 2019 and from September 22, 2000 (Inception) to December 31, 2019; (3) Statements of Changes in Stockholders’ Equity (Deficit) from September 22, 2000 (Inception) through December 31, 2019; (4) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2019 and from September 22, 2000 (Inception) to December 31, 2019; and (5) Notes to Financial Statements.	‡

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.
‡	Filed herewith.
‡‡	Furnished herewith.

Item 16.	FORM 10-K SUMMARY.

Not required.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: February 18, 2020	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chaim Lebovits	President and Chief Executive Officer	February 18, 2020
Chaim Lebovits	(Principal Executive Officer)

/s/ Preetam Shah	Chief Financial Officer and Treasurer	February 18, 2020
Preetam Shah	(Principal Financial and Accounting Officer)

/s/ Irit Arbel		February 18, 2020
Irit Arbel	Director

/s/ June S. Almenoff		February 18, 2020
June S. Almenoff	Director

/s/ Chen Schor		February 18, 2020
Chen Schor	Director

/s/ Anthony Polverino		February 18, 2020
Anthony Polverino	Director

/s/ Malcolm Taub		February 18, 2020
Malcolm Taub	Director

/s/ Uri Yablonka		February 18, 2020
Uri Yablonka	Director

