Form 10-Q
period 2020-03-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2020-05-07
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 29,440,732.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

3

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	March 31,	December 31,
	2 0 2 0	2 0 1 9
	U.S. $ in thousands
ASSETS	Unaudited	Audited
Current Assets:
Cash and cash equivalents	$12,471	$536
Short-term deposit (Note 4)	2,020	33
Other accounts receivable	435	2,359
Prepaid expenses and other current assets (Note 5)	279	432
Total current assets	15,205	3,360

Long-Term Assets:
Prepaid expenses and other long-term assets	31	32
Operating lease right of use asset (Note 6)	1,917	2,182
Property and Equipment, Net	918	960
Total Long-Term Assets	2,866	3,174

Total assets	$18,071	$6,534

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$4,571	$14,677
Accrued expenses	1,303	1,000
Operating lease liability (Note 6)	1,208	1,263
Other accounts payable	1,170	714
Total current liabilities	8,252	17,654

Long-Term Liabilities:
Operating lease liability (Note 6)	808	1,103
Total long-term liabilities	808	1,103

Total liabilities	$9,060	$18,757

Stockholders' Equity (deficit):
Stock capital: (Note 7)	12	11
Common Stock of $0.00005 par value - Authorized: 100,000,000 shares at March 31, 2020 and December 31, 2019 respectively; Issued and outstanding: 28,423,837 and 23,174,228 shares at March 31, 2020 and December 31, 2019 respectively.
Additional paid-in-capital	134,389	105,042
Receipts on account of shares	-	-
Accumulated deficit	(125,390)	(117,276)
Total stockholders' equity (deficit)	9,011	(12,223)

Total liabilities and stockholders' equity	$18,071	$6,534

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Three months ended
	March 31,
	2 0 2 0	2 0 1 9
	U.S. $ in thousands
Operating expenses:
Research and development, net	$5,948	$3,456
General and administrative	2,360	1,472

Operating loss	(8,308)	(4,928)

Financial expenses (income), net	(194)	99

Net loss	$(8,114)	$(5,027)
Basic and diluted net loss per share from continuing operations	$(0.32)	$(0.24)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	28,423,837	20,917,329

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data)

			Additional	Receipts on		Total stockholders'
	Common stock		paid-in	account of	Accumulated	equity
	Number	Amount	capital	shares	Deficit	(deficit)
Balance as of January 1, 2019	20,757,816	$11	$94,620	$4,408	$(94,023)	$5,016
Stock-based compensation related to warrants and stock granted to service providers	5,908	(*)	25	-	-	25
Stock-based compensation related to stock and options granted to directors and employees	107,104	(*)	764	-	-	764
Issuance of shares in at-the-market (ATM) offering (Note 7)	542,736	(*)	2,064	-	-	2,064
Exercise and reissuance of warrants	1,741,999	(*)	7,534	(4,408)	-	3,126
Exercise of options	18,665	(*)	35	-	-	35
Net loss	-	-	-	-	(23,253)	(23,253)

Balance as of December 31, 2019	23,174,228	$11	$105,042	$-	$(117,276)	$(12,223)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

(Except share data)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Number	Amount	capital	deficit	equity
Balance as of January 1, 2020	23,174,228	$11	$105,042	$(117,276)	$(12,223)

Stock-based compensation related to stock and options granted to directors and employees	54,956	(*)	390	-	390
Issuance of shares in at-the-market (ATM) offering (Note 7)	3,935,320	1	18,971	-	18,972
Issuance of shares and warrants in Registered Direct Offering (Note 7)	1,250,000	(*)	9,957	-	9,957
Exercise of options	9,333	(*)	29	-	29
Net loss	-	-	-	(8,114)	(8,114)

Balance as of March 31, 2020	28,423,837	$12	$134,389	$(125,390)	$9,011

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2 0 2 0	2 0 1 9
	U.S. $ in thousands
Cash flows from operating activities:

Net loss	$(8,114)	$(5,027)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49	44
Shares and options granted to service providers	-	25
Deferred Stock-based compensation related to options granted to employees and directors	390	312
Finance lease expense (income)	(85)	94
Decrease in other accounts receivable, prepaid expenses and other current assets	2,078	1,449
Increase (decrease) in trade payables’	(10,106)	481
Increase in deferred grant income	-	511
Increase in other accounts payable and accrued expenses	759	1,276

Total net cash used in operating activities	$(15,029)	$(835)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2 0 2 0	2 0 1 9
	U.S. $ in thousands
Cash flows from investing activities:

Purchase of property and equipment	(7)	(4)
Changes in short-term deposit	(1,987)	3,135
Total net cash provided by (used in) investing activities	$(1,994)	$3,131

Cash flows from financing activities:

Proceeds from exercise of options	29	-
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 7)	18,972
Proceeds from issuance of shares and warrants in Registered Direct Offering (Note 7)	9,957
Total net cash provided by financing activities	$28,958	$-

Increase in cash and cash equivalents	11,935	2,296

Cash and cash equivalents at the beginning of the period	536	942

Cash and cash equivalents at end of the period	$12,471	$3,238

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all of the research and development activities of the Company. BCT formed wholly-owned subsidiaries Brainstorm Cell Therapeutics UK Ltd., in the United Kingdom on February 19, 2013 (currently inactive), Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019.

The Common Stock is publicly traded on the NASDAQ Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. ("Ramot"), (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amytrophic Lateral Scelorosis (ALS, also known as Lou Gherig Disease), Progressive Multiple Sclerosis (PMS) and Parkinson’s disease. The Company developed a proprietary process, called NurOwn®, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.

C.	NurOwn® is in clinical development for the treatment of ALS. The Company has completed two single dose clinical trials of NurOwn® in Israel, a Phase 1/2 trial with 12 patients and a Phase 2a trial with additional 12 patients. In July 2016 the Company announced the results of its Phase 2 trial which was conducted in three major medical centers in the US. This single dose trial included 48 patients randomized in a 3:1 ratio to receive NurOwn® or placebo.

D.	The Company made significant progress in 2019 and in Q1, 2020 advancing NurOwn®, its late stage differentiated mesenchymal stem cell therapy, into a 200 patient Phase 3 trial for the treatment of ALS. Enrollment in this randomized, double-blind, placebo-controlled, multi-dose clinical trial of NurOwn® for ALS was completed in October 2019. This Phase 3 trial builds upon the promising efficacy seen in prior trials including the randomized Phase 2 trial conducted in the U.S.

E.	The Phase 3 ALS trial pre-specified interim safety analysis by an independent Data Safety Monitoring Board (DSMB) was successfully completed in August 2018. The DSMB completed its second pre-specified interim analysis of safety outcomes for 106 participants treated with NurOwn® in the Phase 3 ALS trial on October 28, 2019. Top-data from this trial is still expected in fourth quarter of 2020.

F.	On December 15, 2018, the Company was granted FDA clearance for its NurOwn® IND Application for Progressive Multiple Sclerosis indication (ClinicalTrials.gov Identifier NCT03799718). As of March 31, 2020, the Progressive Multiple Sclerosis Phase 2 open label clinical trial has enrolled the first 9 study participants.

G.	The Company received Good Manufacturing Practice (GMP) approval from the Israel Ministry of Health (MoH) for our Israeli contract manufacturing facility at the Hadassah Medical Center in Jerusalem. The GMP certificate confirms the Company's manufacturing site compliance with Israeli GMPs which are recognized as equivalent to EU standards.

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

Additional funding will be required to complete the Company's research and development and clinical trials, to attain regulatory approvals, to begin the commercialization efforts and to achieve a level of sales adequate to support the Company's cost structure. To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional public and private sales of its Common Stock and warrants, the exercise of warrants, and the issuance of convertible promissory notes, sales with ATM program and other funding transactions. While the Company has been successful in raising financing recently and in the past, there can be no assurance that it will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. Uncertain market conditions and approval by regulatory bodies and adverse results from clinical trials may (among other reasons) adversely impact the Company's ability to raise capital in the future.

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

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

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

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable, the Company has not identified any standards that the Company believes merit further discussion. The Company believes that none of the new standards will have a significant impact on the financial statements.

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

NOTE 4 - SHORT TERM DEPOSITS

Short term deposits on March 31, 2020 and December 31, 2019 include bank deposits bearing annual interest rates varying from 0.15% to 2.00%, with maturities of up to 6 months as of March 31, 2020 and December 31, 2019.

NOTE 5 - PREPAID EXPENSES

In November 2017 the Company has contracted with City of Hope's Center for Biomedicine and Genetics ("COH") to produce clinical supplies of NurOwn® adult stem cells for the Company’s ongoing Phase 3 clinical study. In 2017 the Company has paid COH $2,665 advance payment. The advance was recorded as prepaid expense and is amortized over the term of the agreement. As of December 31, 2019, $276 were recorded as current prepaid expense. As of March 31, 2020, the prepaid expenses were fully reduced.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 6 – LEASES

On January 1, 2019 the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at the beginning of the period of adoption. Leases existing for the reporting period beginning January 1, 2019 are presented under ASU 2016-02. The Company leases facilities, clinical research rooms, and vehicles under operating leases. At March 31, 2020, the Company’s ROU assets and lease liabilities for operating leases totaled $1,917 and $2,016, respectively. The impact of adopting the new lease standard was not material to the Company’s condensed consolidated statement of operations for the periods presented.

Supplemental cash flow information related to operating leases was as follows (unaudited):

Three Months Ended March 31, 2020
Cash payments for operating leases	$327
New operating lease assets obtained in exchange for operating lease liabilities	$1,917

As of March 31, 2020, our operating leases had a weighted average remaining lease term of 1.72 years and a weighted average discount rate of 8.25%. Future lease payments under operating leases as of March 31, 2020 were as follows (unaudited):

Operating Leases
Remainder of 2020	$955
2021	1,209
Total future lease payments	2,164
Less imputed interest	(148)
Total lease liability balance	$2,016

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

At-the-market (ATM) Offerings:

On June 11, 2019, the Company entered into a Distribution Agreement with Raymond James & Associates, Inc. (“Raymond James”), pursuant to which the Company sold, through the Raymond James, shares of Common Stock having an aggregate offering amount of $20,000,000 (the “June 11, 2019 ATM”) in an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, by sales made directly on the Nasdaq Capital Market. During the quarter ended March 31, 2020 the Company sold an aggregate of 3,598,833 shares of Common Stock pursuant to the June 11, 2019 ATM, at an average price of $4.96 per share, raising gross proceeds of approximately $17.86 million.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 - STOCK CAPITAL (Cont.):

At-the-market (ATM) Offerings (Cont.):

On March 6, 2020, the Company entered into a new Distribution Agreement with Raymond James, pursuant to which the Company may sell from time to time, through the Agent, shares of Common Stock, having an aggregate offering price of up to $50,000,000 (the “March 6, 2020 ATM”). Sales under the March 6, 2020 ATM are made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and Raymond James. During the quarter ended March 31, 2020, the Company sold an aggregate of 336,487 shares of Common Stock pursuant to the March 6, 2020 ATM, at an average price of $5.23 per share, raising gross proceeds of approximately $1.76 million.

The Company has no obligation under the March 6, 2020 ATM to sell any shares, and may at any time suspend sales or terminate the March 6, 2020 ATM in accordance with its terms. Raymond James is entitled under each ATM to a fixed commission of 3.0% of the aggregate gross proceeds from the any shares sold. Shares sold under the ATMs are issued pursuant to the Company’s existing Shelf Registration Statement, and the Prospectus Supplement to the Registration Statements filed June 11, 2019 and March 6, 2020 respectively.

Registered Direct Offering:

On March 6, 2020, the Company entered into and closed a $10.0 million registered direct offering of 1,250,000 shares of Common Stock at a per share purchase price equal to $8.00. The purchaser also received a three-year warrant to purchase up to 250,000 shares of Common Stock at any exercise price of $15.00 per share.

Since its inception and as of a quarter ended March 31, 2020 the Company has raised approximately $94 million, gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 - STOCK CAPITAL (Cont.):

Stock Plans:

As of March 31, 2020, the Company had outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

As of March 31, 2020, 1,623,067 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

Share-based compensation to employees and to directors:

Employees:

Chaim Lebovits, the Company’s Chief Executive Officer (i) was granted a stock option under the 2014 Global Plan on September 28, 2015 for the purchase of up to 369,619 shares of the Company’s Common Stock at a per share exercise price of $2.45, which grant is fully vested and exercisable and shall be exercisable for a period of two years after termination of employment; (ii) received on July 26, 2017, July 26, 2018, July 26, 2019, and is entitled to receive on each anniversary thereafter (provided he remains Chief Executive Officer), a grant of 31,185 shares of restricted stock, each of which vests as to twenty-five percent (25%) of the award on the first, second, third and fourth anniversary of the date of grant and is subject to accelerated vesting upon a Change of Control (as defined in the Lebovits employment agreement) of the Company; and (iii) was granted on July 26, 2017 a fully vested and exercisable option to purchase up to 41,580 shares of Common Stock, with an exercise price per share of $4.81. The option was fully-vested and exercisable until the 2nd anniversary of the date of grant, when it expired unexercised.

Dr. Ralph Kern, President and Chief Medical Officer of the Company, received on March 6, 2017, March 6, 2018, March 6, 2019 and March 6, 2020, and is entitled to receive on each anniversary thereafter (provided he remains employed by the Company), a grant of 35,885 shares of restricted stock, each of which vests as to twenty-five percent (25%) of the award on the first, second, third and fourth anniversary of the date of grant and is subject to accelerated vesting upon a Change of Control (as defined in the agreement) of the Company.

On March 6, 2017, Dr. Kern received an option under the 2014 U.S. Plan to purchase up to 47,847 shares of Common Stock with an exercise price per share of $4.18. The option was fully vested and exercisable until the 2nd anniversary of the date of grant, when it expired unexercised.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 - STOCK CAPITAL (Cont.):

Share-based compensation to employees and to directors (Cont.):

Employees (Cont.):

On March 9, 2020, Dr. Kern received an option under the 2014 U.S. Plan to purchase up to 80,000 shares of Common Stock with an exercise price per share of $7.33. The option becomes vested and exercisable as to 25% of the number of shares on each of the first four anniversaries of the grant date until fully vested and exercisable on the fourth anniversary of the grant date. Notwithstanding the foregoing, immediately prior to a Change of Control (as defined in Dr. Kern’s employment agreement with the Company) any outstanding unvested Shares shall vest and become exercisable in full.

Uri Yablonka, the Company’s Executive Vice President, Chief Business Officer and director is granted a stock option for the purchase of up to 13,333 shares of Common Stock on the first business day after each annual meeting of stockholders (or special meeting in lieu thereof) of the Company (including on November 10, 2017, November 30, 2018 and December 12, 2019), each with an exercise price per share of $0.75, and each of which vests and becomes exercisable in 12 monthly installments. The Company also granted Mr. Yablonka 5,543 shares of restricted Common Stock on July 13, 2017.

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

During the 3 months ended March 31, 2020, the following grants were made under the 2014 Plans to eligible directors:

-	On February 1, 2020, Dr. Anthony J. Polverino received 3,071 shares of restricted stock for his service as a director

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 - STOCK CAPITAL (Cont.):

Share-based compensation to employees and to directors: (Cont.):

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Nonvested as of December 31, 2019	201,385	4.00	1.95
Granted	54,956	6.94
Vested	31,753	3.77
Forfeitures	-	-
Nonvested as of March 31, 2020	224,588	4.75	1.95

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the three months ended March 31, 2020 amounted to $122.

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the Three months ended March 31, 2020
	Amount of options *	Weighted average exercise price	Aggregate intrinsic value
		$	$
Outstanding at beginning of period	1,293,007	3.0142
Granted	468,666	6.7871
Exercised	(9,333)	3.1286
Cancelled	(2,000)	4.8000
Outstanding at end of period	1,750,340	4.0218	1,082,037
Vested and expected-to-vest at end of period	821,340	1.7561	2,368,627

* Represents Employee Stock Options only (not including RSUs).

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 - STOCK CAPITAL (Cont.):

Share-based compensation to employees and to directors: (Cont.):

Directors (Cont.):

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on March 31, 2020, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the three months ended March 31, 2020 and 2019 amounted to $390 and $312, respectively.

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Three months ended March 31,
	2 0 2 0	2 0 1 9
Research and development	105	28
General and administrative	285	309
Total stock-based compensation expense	390	337

NOTE 8 - SUBSEQUENT EVENTS

On April 6, 2020, Mr. Sankesh Abbhi received 4,657 shares of restricted Common Stock under the 2014 Plans, which shall vest in 12 monthly installments, for his service as a director.

On April 6, 2020, Dr. Jacob Frankel received stock options under the 2014 Plans for the purchase of up to 50,000 shares of Common Stock each with an exercise price per share of $0.75, and each of which vests and becomes exercisable in 12 monthly installments, for his service as director.

On April 7, 2020, the Company granted Dr. David Setboun 50,000 shares of restricted Common Stock under the 2014 Plans, which shall vest as to 100% of the award on the one year anniversary of the grant date, and is subject to accelerated vesting upon a change of control of the Company. On April 7, 2020, the Company also granted Mr. Setboun a one-time issuance of performance based restricted stock units (the “RSU”) with the following terms: upon the occurrence of specified milestones Mr. Setboun shall receive, within 10 business days, 250,000 shares of restricted Common Stock which shall vest immediately as to 100% of the award. The RSU is not subject to acceleration upon change in control. The milestone for the RSU is as follows: the Company had entered into a definitive commercialization agreement - prior to its phase 3 ALS trial data unblinding for its lead investigational product - with a third party that is not an affiliate or subsidiary of the Company, with respect to the Company’s primary targeted indication – Amyotrophic Lateral Sclerosis.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 8 - SUBSEQUENT EVENTS

In December 2019, a novel strain of coronavirus (“COVID-19”), surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and Israel, where the Company conducts its operations, as well as its clinical trials for NurOwn®. In response to the spread of COVID-19, to ensure the safety of employees and continuity of business operations, the Company closed its offices, with its administrative employees continuing their work remotely and limited the number of staff in any given research and development laboratory. The Company’s research and development laboratory in Israel and manufacturing sites in the U.S. remain open.

As of the date of this report, the Company’s business operations and clinical trials have continued with delays in the pace of enrollment in its Phase 2 PMS clinical trial due to site access restrictions related to the global COVID-19 pandemic. Scheduled March and April 2020 new patient enrollments were deferred to May 2020 due to site closures related to COVID-19, when some of affected healthcare sites anticipate their access restrictions will be mitigated. Enrollment will proceed in 2020 subject to any site access restrictions related to COVID-19.

The Phase 3 ALS clinical trial continues to provide necessary treatments to study participants despite severe constraints in the affected healthcare institutions due to COVID-19. Non-treatment study visits are now performed by telephone.

Because of the COVID-19 outbreak, the Company may, in the future, experience disruptions that could severely impact its business, including clinical trial activities; participant enrollment; or any currently unforeseen delays in completion of study timelines. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted at this time, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. The Company's management team is actively monitoring this situation and the possible effects on the financial condition, liquidity, operations, suppliers, industry, and workforce.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding BrainStorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “BrainStorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal quarter, statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2020 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broad acceptance as a treatment option for ALS or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, the impact on BrainStorm of the COVID-19 pandemic, and other factors described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2019. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2019, in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

Company Overview

•	BrainStorm Cell Therapeutics Inc. is a leading biotechnology company committed to the development and commercialization of best-in-class autologous cellular therapies for the treatment of neurodegenerative diseases including: Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease); Progressive Multiple Sclerosis (“PMS”); and Parkinson’s disease (“PD”).

•	NurOwn® leverages innovative and proprietary cell culture methods to induce autologous bone marrow-derived mesenchymal stem cells (MSCs) to secrete high levels of neurotrophic factors (NTFs), modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function.

•	NurOwn® is currently being evaluated in Phase 3 ALS and Phase 2 PMS clinical trials. Enrollment for the U.S. Phase 3 ALS trial was completed in October 2019 and the trial continues to provide necessary treatments to study participants despite severe constraints in the affected healthcare institutions due to COVID-19. The Phase 3 ALS trial is still expected to generate top-line data in the fourth quarter of 2020. The U.S. Phase 2 PMS trial has faced delays in enrollment due to the COVID-19 pandemic. Scheduled March and April 2020 new participant enrollments were deferred to May 2020 due to site closures related to COVID-19, when some of affected healthcare sites anticipate their access restrictions will be mitigated. Enrollment will proceed in 2020 subject to any site access restrictions related to COVID-19. Top-line results may still be possible in the fourth quarter of 2020, if enrollment continues without COVID-19 disruptions.

•	Our wholly owned Israeli subsidiary, BrainStorm Cell Therapeutics Ltd. (“Israeli Subsidiary”), holds exclusive rights to commercialize NurOwn® technology through a licensing agreement with Ramot (“Ramot”), the technology transfer company of Tel Aviv University, Israel.

•	The Israeli Subsidiary was granted approval by the Israeli Ministry of Health (“MoH”) to treat ALS patients with NurOwn® under the Hospital Exemption Pathway (“HE”).

•	NurOwn® has a strong and comprehensive intellectual property portfolio.

•	NurOwn® was granted Fast Track designation by the U.S. Food and Drug Administration (FDA) and Orphan Drug status by the FDA and the European Medicines Agency (EMA) for ALS. For more information, visit BrainStorm's website at www.brainstorm-cell.com.

•	BrainStorm Cell Therapeutics Inc. currently employs 34 employees in the United States and in Israel. Most of the senior management team is based in the United States, and all of BrainStorm’s current clinical trial sites are located in the United States. BrainStorm’s R&D center is located in Petach Tikva, Israel.

•	The Outbreak of the Novel Strain of Coronavirus, SARS-CoV-2 (COVID-19) Disease and its Impact:

The Outbreak of the novel strain of coronavirus, SARS-CoV-2 (COVID-19) disease has currently impacted and may continue to adversely impact our business, including our preclinical studies and clinical trials. In December 2019, a novel strain of coronavirus, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and Israel, where the Company conducts its operations, as well as its clinical trials for NurOwn®. In response to the spread of COVID-19 and to ensure safety of employees and continuity of business operations, we closed our offices, with our administrative employees continuing their work remotely and limited the number of staff in any given research and development laboratory. Our research and development laboratory in Israel and manufacturing sites in U.S. remain open.

As of the date of this report, our business operations and clinical trials have continued with delays in the pace of enrollment in our Phase 2 PMS clinical trial due to site access restrictions related to the global COVID-19 pandemic. Scheduled March and April 2020 new patient enrollments were deferred to May 2020 due to site closures related to COVID-19, when some of affected healthcare sites anticipate their access restrictions will be mitigated. Enrollment will proceed in 2020 subject to any site access restrictions related to COVID-19. The Phase 3 ALS clinical trial continues to provide necessary treatments to study participants despite severe constraints in the affected healthcare institutions due to COVID-19. Non-treatment study visits are now performed by telephone.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted at this time, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Our management team is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see Part II, Item 1A – Risk Factors – Risks Related to the COVID-19 Pandemic.

Recent Highlights

•	The Company has made significant progress in the past 12 months advancing the NurOwn® ALS Phase 3 clinical trial at all 6 U.S. investigative sites (Mass General Hospital, UMass, Mayo Clinic, CPMC, Cedars Sinai and UC Irvine). This clinical trial builds upon promising efficacy seen in three prior early-stage ALS clinical trials, including a U.S. randomized placebo-controlled Phase 2 trial. We completed enrollment for NurOwn® ALS Phase 3 trial in October 2019 and the trial is still expected to generate top-line data in the fourth quarter to support an FDA BLA filing.

•	On February 11, 2020, the Company announced that it recently held a high-level meeting with the U.S. Food and Drug Administration (FDA) to discuss potential NurOwn® regulatory pathways for approval in ALS. In the planned meeting with senior Center for Biologics Evaluation and Research (CBER) leadership and several leading U.S. ALS experts, the FDA confirmed that the fully enrolled Phase 3 ALS trial is collecting relevant data critical to the assessment of NurOwn efficacy. The FDA indicated that they would look at the "totality of the evidence" in the expected Phase 3 clinical trial data. Furthermore, based on their detailed data assessment, they are committed to work collaboratively with BrainStorm to identify a regulatory pathway forward, including opportunities to expedite statistical review of data from the Phase 3 trial.

•	The Company was granted FDA approval in December 2018 for the IND Application of NurOwn® in Progressive Multiple Sclerosis (PMS) (www.clinicalTrials.gov Identifier: NCT03799718). The study entitled ‘A Phase 2, open-label, multicenter study to evaluate the safety and efficacy of repeated administration of NurOwn® (Autologous Mesenchymal Stem Cells Secreting Neurotrophic Factors; MSC-NTF cells) in participants with Progressive Multiple Sclerosis (MS)’ is ongoing at 5 leading U.S. Multiple Sclerosis centers. On February 27, 2020, the Company announced Partners MS Center at Brigham and Women’s Hospital, a leading research and clinical care center, as the fifth and final Site for BrainStorm’s PMS Phase 2 clinical trial. As of the quarter ended March 31, 2020, the first nine (9) study participants have been enrolled in the study. The trial has faced delays in enrollment due to the COVID-19 pandemic. Scheduled March and April 2020 new patient enrollments were deferred to May 2020 due to site closures related to COVID-19, when some of affected healthcare sites anticipate their access restrictions will be mitigated. Enrollment will proceed in 2020 subject to any site access restrictions related to COVID-19. The Company is currently collecting the clinical and biomarker data from treated patients and plans to perform an interim analysis after 50% of the patients in the trial have been treated.

•	On February 21, 2020, we completed the sale of all remaining shares issuable under the June 11, 2019, $20 million ATM Distribution Agreement (the “June 19, 2020 ATM”) with Raymond James & Associates, Inc. and exhausted its full capacity. During the quarter ended March 31, 2020, the Company sold an aggregate of 3,598,833 shares of Common Stock pursuant to the June 11, 2019 ATM at an average price of $4.96 per share, raising gross proceeds of approximately $17.86 million. Since the initiation of the June 11, 2019 ATM through February 21, 2020, the Company sold an aggregate of 4,141,569 shares of Common Stock at an average price of $4.83 per share, raising gross proceeds of approximately $20 million.

•	On March 6, 2020, we entered into a new Distribution Agreement (the “March 6, 2020 ATM”) with Raymond James & Associates, Inc. (the “Agent”). Under the March 6, 2020 ATM, the Company may sell from time to time or through the Agent shares of Common Stock, having an aggregate offering amount of up to $50 million. The Company filed a prospectus supplement, on March 6, 2020, with the U.S. Securities and Exchange Commission (the “SEC”) in connection with the March 6, 2020 ATM. During the quarter ended March 31, 2020, the Company sold an aggregate of 336,487, shares of Common Stock pursuant to the March 6, 2020 ATM at an average price of $5.23 per share, raising gross proceeds of approximately $1.76 million.

•	On March 6, 2020 we entered into a definitive agreement with Abbhi Investments, LLC, a healthcare-focused family office based in Miami, Florida, in connection with a privately negotiated sale of Company common stock, $0.00005 par value per share (“Common Stock”) and a warrant to purchase shares of Common Stock (collectively, the “Securities”). Upon the closing of this registered direct offering, the Company received gross proceeds of approximately $10.0 million, resulting from the issuance and sale of 1,250,000 shares of Common Stock at a price per share of $8.00, a 4.9% premium to the Company’s closing share price of $7.62 on March 5, 2020, and a 35.6% premium to the Company’s 30 day volume-weighted average share price of $5.90. The purchaser also received a warrant to purchase up to 250,000 shares of Common Stock at an exercise price of $15.00 per share. The warrant was exercisable immediately and has a term of three years.

•	On March 7, 2019, the Israeli MoH approved the Company’s treatment of up to 13 ALS patients with NurOwn® under the Israeli Hospital Exemption (HE) regulatory pathway. This approval expired on March 7, 2020. Based on this approval, the Company enrolled twelve (12) patients under the HE regulatory pathway as of March 31, 2020 and intends to enroll the maximum number of patients that have been approved. The Hospital has received approval from the MoH for the extension of this program and to expand the HE regulatory pathway to include an additional 13 patients. Currently, the Company has not finished treating all the first 13 patients as non-Israeli patients are unable to travel to Israel at the present time due to COVID-19 travel restrictions. The Company is currently collecting HE clinical data for the patients who already received treatment at the Ichilov Hospital. Once the complete data for the first 13 treated patients is available, the Company will perform a detailed analysis. Thus far, the Company has received $3.4 million in gross proceeds in connection with the treatment of the aforementioned patients.

•	On March 16, 2020, the Company announced that it had received a $2.2 million non-dilutive grant from CIRM for completing it predetermined milestones. With the receipt of this grant the Company has now received $14.75 million of the total available $15.91 million grant funding awarded by CIRM.

•	On March 30, 2020, the Board of Directors of the Company (the “Board”) appointed Jacob Frenkel, Ph.D., as Chairman of the Board. Prof. Frenkel is a world-renowned economist and former Governor of the Bank of Israel. On March 30, 2020, the Board also appointed Sankesh Abbhi as a member of the Board. Mr. Abbhi is the President and CEO of ArisGlobal, a leading provider of cloud-based, end-to-end, drug development technology solutions. Mr. Abbhi replaces Chen Schor as member of the Board.

•	On April 7, 2020, the Company appointed David Setboun, Pharm.D., MBA, as its Executive Vice President and Chief Operating Officer. Dr. Setboun, has directed commercial development, business strategy, and product launches for 2 decades at 3 major biopharmaceutical companies. Most recently, Dr. Setboun served as Chief Business Officer, Corporate Development & Strategy at Life Biosciences. In connection with Dr. Setboun’ s hiring, Dr. Ralph Kern was appointed the Company’s President and Chief Medical Officer and ceased to serve as the Company’s Chief Operating Officer, and Mr. Chaim Lebovits ceased serving as President and continues to serve as Chief Executive Officer of the Company.

•	On April 3, 2020, the Company announced that its wholly owned subsidiary, BrainStorm Cell Therapeutics Ltd., has been awarded a non-dilutive grant of approximately $1.5 million by the Israel Innovation Authority (IIA). The grant enables the Company to continue development of advanced cellular manufacturing capabilities, furthers the development of MSC-derived exosomes as a novel therapeutic platform, and will ultimately enable BrainStorm to expand the therapeutic pipeline in neurodegenerative disorders.

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

NurOwn® manufacturing involves a multi-step process that includes: harvesting and isolating undifferentiated stem cells from the patient's own bone marrow; processing of cells at the manufacturing site; cryopreservation of MSC to enable multiple treatments from a single bone marrow sample; and intrathecal (“IT”) injection of MSC-NTF cells into the same patient by standard lumbar puncture. This administration procedure does not require hospitalization and has been shown to be safe and well tolerated in multiple CNS clinical trials to date. The ongoing NurOwn® U.S. Phase 3 ALS study is evaluating the therapeutic potential of repeated dosing (three doses at bi-monthly intervals).

The proprietary technology and manufacturing processing of NurOwn® (MSC-NTF cells) for clinical use is conducted in full compliance with current Good Manufacturing Practice (“cGMP”). The NurOwn® proprietary technology is fully owned to or developed by BrainStorm Cell Therapeutics Ltd., our wholly owned subsidiary (the “Israeli Subsidiary”). All granted patents related to NurOwn® (MSC-NTF cells) manufacturing process are fully assigned to or owned by BrainStorm Cell Therapeutics Ltd. (see Intellectual Property section for details).

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

The primary clinical efficacy outcome measure is the ALSFRS-R score responder analysis, an outcome that evaluates the proportion of treated participants who achieve a prespecified level of improvement in the ALSFRS-R post-treatment slope. The Phase 3 trial expands biomarker evaluations to further understand their potential to predict ALS disease progression, treatment response and confirm the biology of NurOwn® in a larger study population. The study is being conducted at 6 leading U.S. medical centers, 3 of which participated in the prior Phase 2 study. Patient enrollment commenced in October 2017, at Massachusetts General Hospital followed by the other 5 study sites, including University of California Irvine Medical Center, University of Massachusetts Medical Center, Mayo Clinic in Rochester, Minnesota, the California Pacific Medical Center in San Francisco, and Cedars Sinai Medical Center in Los Angeles. All 6 sites are actively enrolling study participants. As of October 2019, the study is fully enrolled.

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

The Phase 3 ALS clinical trial continues to provide necessary treatments to study participants despite severe constraints in the affected healthcare institutions due to COVID-19. Non-treatment study visits are now performed by telephone. Top-line efficacy data is still expected in the fourth quarter of 2020. The study is registered at www.clinicaltrials.gov (ClinicalTrials.gov Identifier: NCT03280056).

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

The Company has contracted with City of Hope's Center for Biomedicine and Genetics to produce clinical supplies of NurOwn® adult stem cells for the ongoing Phase 3 clinical study. City of Hope is currently supporting the production of NurOwn® and placebo for the participants treated in the Phase 3 trial. The Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute (DFCI) in Boston has also been contracted to manufacture NurOwn® and placebo for Phase 3 ALS clinical study participants and commenced manufacturing in October 2018. As of March 2019, The DFCI core manufacturing facility is also supplying NurOwn for the Phase 2 PMS study.

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

On February 11, 2020, the Company announced that it recently held a high-level meeting with the U.S. Food and Drug Administration (FDA) to discuss potential NurOwn® regulatory pathways for approval in ALS. In the planned meeting with senior Center for Biologics Evaluation and Research (CBER) leadership and several leading U.S. ALS experts, the FDA confirmed that the fully enrolled Phase 3 ALS trial is collecting relevant data critical to the assessment of NurOwn efficacy. The FDA indicated that they would look at the "totality of the evidence" in the expected Phase 3 clinical trial data. Furthermore, based on their detailed data assessment, they are committed to work collaboratively with BrainStorm to identify a regulatory pathway forward, including opportunities to expedite statistical review of data from the Phase 3 trial.

Patient Access Programs (ALS)

The Company, working collaboratively with the Tel Aviv Sourasky Medical Center (Ichilov Hospital), was approved on March 7, 2019 to treat up to 13 ALS patients with NurOwn®, under the Israel Hospital Exemption regulatory pathway for Advanced Therapy Medicinal Products (ATMP), which was adopted by the Israeli Ministry of Health (MoH) from the European Medicine Agency (EMA) regulation. This pathway enables the Company to make NurOwn® accessible to ALS patients in Israel, for a fee. This approval expired on March 7, 2020. Based on this approval, the Company enrolled twelve (12) patients under the HE regulatory pathway as of March 31, 2020 and intends to enroll the maximum number of patients that have been approved. The Hospital has received approval from the MoH for the extension of this program and to expand the HE regulatory pathway to include an additional 13 patients. Currently, the Company has not finished treating all the first 13 patients as non-Israeli patients are unable to travel to Israel at the present time due to COVID-19 travel restrictions. The Company is currently collecting HE clinical data for the patients who already received treatment at the Ichilov Hospital. Once the complete data set for the first 13 treated patients is available, the Company will perform a detailed analysis. Thus far, the Company has received $3.4 million in gross proceeds in connection with the treatment of the aforementioned patients.

NurOwn in Progressive Multiple Sclerosis

On December 15, 2018, the FDA approved the Company's IND to conduct a Phase 2 open label trial of repeated intrathecal administration of NurOwn® in progressive MS (PMS. www.clinicaltrials.gov Identifier NCT03799718). The study entitled ‘A Phase 2, open-label, multicenter study to evaluate the safety and efficacy of repeated administration of NurOwn® (Autologous Mesenchymal Stem Cells Secreting Neurotrophic Factors; MSC-NTF cells) in participants with Progressive Multiple Sclerosis (MS)’ will recruit 20 progressive MS patients at 5 leading US MS centers. As of the quarter ended March 31, 2020, the first nine (9) study participants have been enrolled in the study.

On December 18, 2019, the clinical trial independent Data Safety Monitoring Board (DSMB) for the PMS study completed the first, pre-specified interim analysis, of safety outcomes for the first 9 participants enrolled in the study. After careful review of all available clinical trial data, the DSMB unanimously concluded “the study should continue as planned without any protocol modification”.

On November 14, 2019 the Company also received a $495,330 grant from the National Multiple Sclerosis Society, through its Fast Forward program, for serum and CSF biomarkers analysis in BrainStorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with progressive Multiple Sclerosis.

The trial has faced delays in enrollment due to the COVID-19 pandemic. Scheduled March and April 2020 new patient enrollments were deferred to May 2020 due to site closures related to COVID-19, when some of affected healthcare sites anticipate their access restrictions will be mitigated. Enrollment will proceed in 2020 subject to any site access restrictions related to COVID-19. Top-line results may still be possible in the fourth quarter of 2020, if enrollment continues without COVID-19 disruptions.

The Company is currently collecting the clinical and biomarker data from treated patients and plans to perform an interim analysis after 50% of the patients in the trial have been treated.

Non-Dilutive Funding

In July 2017, the Company was awarded a grant in the amount of $15,912,390 from the California Institute for Regenerative Medicine (CIRM) to aid in funding the Company’s pivotal Phase 3 study of NurOwn®, for the treatment of ALS. The Company received $12,550,000 of the CIRM grant from 2017-2019: $9,050,000 from 2017 through 2018, and an additional $3,500,000 in 2019. On March 16, 2020, the Company announced that it had received an additional $2,200,000 from CIRM for achieving its pre-determined milestones. With the receipt of this grant, the Company has now received $14,750,000 of the total available $15,912,390 grant funding awarded by CIRM. The grant does not bear a royalty payment commitment nor is the grant otherwise refundable. The Company expects to receive approximately $1,162,390 in additional grant funding from CIRM upon achieving certain milestones.

On April 3, 2020, the Company announced that its wholly owned subsidiary, BrainStorm Cell Therapeutics Ltd., has been awarded a new non-dilutive grant of approximately $1.5 million by the Israel Innovation Authority (“IIA”). The grant enables the Company to continue development of advanced cellular manufacturing capabilities, furthers development of MSC-derived exosomes as a novel therapeutic platform, and will ultimately enable BrainStorm to expand the therapeutic pipeline in neurodegenerative disorders.

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

In March 2019, the European Patent Office ("EPO") granted a European-wide patent titled 'Mesenchymal Stem Cells for the treatment of CNS Diseases.' The European Patent Application published in the European Patent Bulletin 19/13 on March 27, 2019, under Patent No. 2620493. The allowed claims cover the isolated cells as well as their use in the manufacture of a medicament for treating a CNS disease or disorder, selected from the group consisting of: Parkinson's, multiple sclerosis, epilepsy, amyotrophic lateral sclerosis, stroke, autoimmune encephalomyelitis, diabetic neuropathy, glaucomatous neuropathy, Alzheimer's disease and Huntington's disease.

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

On December 6, 2019, the Hong Kong Patent Office sealed patent No. HK1182133 titled 'Mesenchymal Stem Cells for the treatment of CNS Diseases'.

On January 27, 2020, the Israeli patent Office allowed application number 246943 titled ‘Method of Qualifying Cells’. The allowed claims cover a method of qualifying whether a cell population is a suitable therapeutic for treating Amyotrophic Lateral Sclerosis (ALS) and an isolated population of cells that secrete neurotrophic factors which are qualified useful as a therapeutic for treating ALS.

On January 29, 2020, the European Patent Office (EPO) communicated its intention to grant a European patent titled 'Methods of Generating Mesenchymal Stem Cells which secrete Neurotrophic Factors'. Allowed claims cover the method for manufacturing MSC-NTF cells (NurOwn®).

On February 18, 2020, the US Patent and Trademark Office (USPTO) issued US Patent No. 10,564,149 titled ‘Populations of Mesenchymal Stem Cells That Secrete Neurotrophic Factors’. The allowed claims cover a pharmaceutical composition for MSC-NTF cells secreting neurotrophic factors (NurOwn®) comprising a culture medium as a carrier and an isolated population of differentiated bone marrow-derived MSCs that secrete neurotrophic factors.

Patents protecting NurOwn® have been issued in the United States, Japan, Europe, Hong Kong, and Israel.

For a complete list of our patent portfolio, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Scientific and industry presentations in 2020

On January 12, 2020, Mr. Chaim Lebovits presented at 3rd Annual Neuroscience Innovation Forum at the Marines’ Memorial Club in San Francisco, California.

On January 12, 2020, Dr. Ralph Kern MD, MHSc, participated on a Rare & Orphan Diseases Panel at the 3rd Annual Neuroscience Innovation Forum at the Marines’ Memorial Club in San Francisco, California.

On January 24, 2020, Dr. Ralph Kern MD, MHSc, delivered a podium presentation entitled “CIRM funded Stem Cell Clinical Trials in California – Updates” at the 10th Annual California ALS Research Summit hosted at the Cedars-Sinai Medical Center, Los Angeles, California.

On February 11, 2020, Mr. Chaim Lebovits presented at BIO CEO & Investor Conference at the Marriott Marquis in New York City, New York.

On February 17, 2020, Dr. Ralph Kern MD, MHSc, presented at the Noble Capital Markets’ Sixteenth Annual Investor Conference at the Hard Rock Hotel & Casino, Hollywood, Florida.

Research and Development

The Company is also reviewing the potential for clinical development of NurOwn® in other neurodegenerative disorders, such as Parkinson’s disease, and Alzheimer’s disease and neurodegenerative eye disease. Research is currently ongoing to develop additional specialized derivative cell products such as MSC-NTF derived Exosomes. Exosomes are extracellular nano-vesicles (secreted by the cells) that carry various molecular components of their cell of origin, including nucleic acids, proteins, and lipids. Exosomes can transfer molecules from one cell to another, thereby mediating cell-to-cell communication, ultimately regulating many cell processes, which are suitable for clinical applications in multiple neurodegenerative diseases. NurOwn® derived exosomes may possess unique features for the enhanced delivery of therapeutics to the brain, due to their ability to cross the blood brain barrier and to penetrate the brain and spinal cord. The research efforts are primarily focused on:

1.	Manufacturing of MSC-NTF exosomes from bone marrow derived MSC and umbilical cord derived MSC:
a.	Developing and optimizing large scale cell culture processes using bioreactors, to generate exosomes.
b.	Developing advanced scalable purification GMP methods that can be applied to commercial use.
2.	Quantification, characterization of phenotype and exosome cargo.
3.	Assessment of MSC-NTF exosomes potency and stability.
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

Results of Operations

For the period from inception (September 22, 2000) through March 31, 2020, the Company has not earned any revenue from operations. The Company does not expect to earn revenue from operations in the near-term. The Company has incurred operating costs and other expenses of approximately $8,308,000 during the three months ended March 31, 2020 compared to $4,928,000 during the three months through March 31, 2019. The increase of $3,380,000 is due to higher expenses in connection with the ongoing U.S. Phase 3 and Phase 2 Clinical Trials.

Research and Development Expenses:

Research and development expenses, net for the three months ended March 31, 2020 and 2019 were 5,948,000 and $3,456,000, respectively, representing an increase of $2,492,000. This increase is due to (i) an increase of $1,929,000 in connection with the Phase 3 and Phase 2 Clinical Trials; (ii) an increase of $103,000 for costs related to payroll and stock-based compensation expenses and (iii) a decrease of $1,457,000 in participation of the Israel Innovation Authority (“IIA”) and CIRM in 2020, under various awarded grants. This increase was partially offset by (i) $816,000 received in connection with the treatment of patients under the hospital exemption regulatory pathway and (ii) a decrease of $181,000 in connection with materials, patents, travel, rent and other activities.

Excluding participation from IIA and CIRM under the grants and proceeds received under the hospital exemption regulatory pathway, research and development expenses increased by $1,935,000 from $5,200,000 in the first quarter of 2019 to $7,135,000 in the first quarter of 2020.

General and Administrative Expenses:

General and administrative expenses for the three months ended March 31, 2020 and 2019 were $2,360,000 and $1,472,000, respectively. The increase in general and administrative expenses of $888,000 is primarily due to an increase of $636,000 in payroll and stock-based compensation, an increase of $107,000 in PR and IR costs and an increase of $145,000 in rent, consultants and travel.

Other Income and Expenses:

Financial income for the three months ended March 31, 2020 was $194,000 as compared to financial expense of $99,000 for the three months ended March 31, 2019 as a result of the adoption of the Accounting Standard Update ASU 2016-02 “Leases” and due to conversion exchange rates.

Net Loss:

Net loss for the three months ended on March 31, 2020 was $8,114,000, as compared to a net loss of $5,027,000 for the three months ended March 31, 2019. Net loss per share for the three months ended March 31, 2020 and 2019 was $0.32 and $0.24, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended March 31, 2020 was 28,423,837, compared to 20,917,329 for the three months ended March 31, 2019.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via ATM program and through various grants.

Cash, Cash equivalents (including short-term bank deposits) amounted to approximately $14,491,000 as of March 31, 2020.

Net cash used in operating activities was $15,029,000 for the three months ended March 31, 2020. Cash used for operating activities was primarily attributed to significant reduction in outstanding trades payables, cost of payroll, rent of clean rooms and materials for clinical trials, rent, legal expenses and public relations expenses. Net cash used in investing activities was $1,994,000 for the three months ended March 31, 2020, representing net increase in short-term interest-bearing bank deposits. Net cash provided by financing activities was $28,958,000 for the three months ended March 31, 2020 and is attributable to the exercise of options and exercise and sales of shares under our ATM Program and registered direct offering.

On June 8, 2018, we filed a shelf registration statement on Form S-3 (File No. 333-225517) (the “Shelf Registration Statement”), which was declared effective by the SEC on June 29, 2018, relating to Common Stock, warrants and units that we may sell from time to time in one or more offerings, up to a total dollar amount of $100,000,000. Other than the supplements filed on June 11, 2019 and on March 6, 2020 in connection with the ATM offerings discussed below, and the prospectus supplement filed on March 6, 2020 in connection with the registered direct offering discussed below, we have not filed any supplemental prospectus defining particular terms of securities to be offered under the shelf registration statement.

At-the-market (ATM) Offerings:

On June 11, 2019, the Company entered into a Distribution Agreement with Raymond James & Associates, Inc. (“Agent”), pursuant to which the Company sold, through the Agent, shares of Common Stock having an aggregate offering price of $20,000,000 (the “June 11, 2019 ATM”) in an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, by sales made directly on the Nasdaq Capital Market. On February 21, 2020, the Company completed the sale of all remaining shares issuable under the June 11, 2019, $20 million Distribution Agreement with Raymond James & Associates, Inc. and exhausted its full ATM capacity. During the quarter ended March 31, 2020, the Company sold an aggregate of 3,598,833 shares of Common Stock pursuant to the June 11, 2019 ATM at an average price of $4.96 per share, raising gross proceeds of approximately $17.86 million. Since the initiation of the June 11, 2019 ATM through February 21, 2020, the Company sold an aggregate of 4,141,569 shares of Common Stock at an average price of $4.83 per share, raising gross proceeds of approximately $20 million.

On March 6, 2020, the Company entered into a new Distribution Agreement with Raymond James & Associates, Inc. (“Agent”), pursuant to which the Company may sell from time to time, through the Agent, shares of Common Stock, having an aggregate offering price of up to $50,000,000 (the “March 6, 2020 ATM”). Sales under the March 6, 2020 ATM will be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agent. During the quarter ended March 31, 2020, the Company sold an aggregate of 336,487, shares of Common Stock pursuant to the March 6, 2020 ATM at an average price of $5.23 per share, raising gross proceeds of approximately $1.76 million.

The Company has no obligation under the March 6, 2020 ATM to sell any shares and may at any time suspend sales or terminate the March 6, 2020 ATM in accordance with its terms. Agent is entitled under each ATM to a fixed commission of 3.0% of the aggregate gross proceeds from the any shares sold. Shares sold under the ATMs are issued pursuant to the Company’s existing Shelf Registration Statement, and the Prospectus Supplement to the Registration Statements filed June 11, 2019 and March 6, 2020, respectively.

Registered Direct Offering:

On March 6, 2020, the Company entered into and closed a $10.0 million registered direct offering of 1,250,000 shares of Common Stock at a per share purchase price equal to $8.00. Purchaser also received a three-year warrant to purchase up to 250,000 shares of Common Stock at any exercise price of $15.00 per share.

Company Cash Needs

Our material cash needs for the next 24 months, assuming we do not expand our clinical trials beyond the current Phase 3 ALS and Phase 2 PMS trials in the United States, will include (i) costs of the clinical trial in the U.S., (ii) employee salaries, (iii) payments for rent and operation of the GMP facilities, and (iv) fees to our consultants and legal advisors, patents, and fees for facilities to be used in our research and development.

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, financial condition, liquidity and capital resources will depend on future developments that are highly uncertain and cannot be accurately predicted at this time, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Our management team is actively monitoring this situation and the possible effects on our financial condition and liquidity.

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

There were no significant changes to our critical accounting policies during the quarter ended March 31, 2020. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than the additional risk factor below, there have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in this Quarterly Report on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related to Our Business Operations and Commercialization of Stem Cell Therapies:

The coronavirus outbreak has the potential to cause disruptions in our business, including our clinical development activities.

The Outbreak of the novel strain of coronavirus, SARS-CoV-2 (COVID-19) disease, has currently impacted and may continue to adversely impact our business, including our preclinical studies and clinical trials. In December 2019, a novel strain of coronavirus, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and Israel, where the Company conducts its operations, as well as its clinical trials of NurOwn®. In response to the spread of COVID-19, to ensure the safety of our employees and continuity of business operations, we have closed our offices, with our administrative employees continuing their work remotely, restricted on-site staff, and limited the number of staff in any given research and development laboratory. Our research and development laboratory in Israel and manufacturing sites in U.S. remain open.

As of the date of this report, our business operations and clinical trials have continued with delays in the pace of enrollment in our Phase 2 PMS clinical trial due to site access restrictions related to the global COVID-19 pandemic. Scheduled March and April 2020 new patient enrollments were deferred to May 2020 due to site closures related to COVID-19, when some of affected healthcare sites anticipate their access restrictions will be mitigated. Enrollment will proceed in 2020, subject to any site access restrictions related to COVID-19.

The Phase 3 ALS clinical trial continues to provide necessary treatments to study participants despite severe constraints in the affected healthcare institutions due to COVID-19. Non-treatment study visits are now performed by telephone. Top-line efficacy data is still expected in the fourth quarter of 2020.

Because of the COVID-19 outbreak, we may in the future experience disruptions that could severely impact our business, including clinical trial activities; participant enrollment; or any currently unforeseen delays in completion of study timelines. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted at this time, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

In addition, the trading prices for our common stock and other biotechnology companies have been highly volatile as a result of the COVID-19 epidemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms.

The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs, business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease.

Item 5. Other Information.

During the quarter ended March 31, 2020, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The following documents are filed as exhibits to this report:

Exhibit Number	Description	Filed (or Furnished) with this Form 10-Q	Incorporated by Reference Herein
			Form	Exhibit & File No.	Date Filed

10.1	Distribution Agreement, dated March 6, 2020, by and between BrainStorm Cell Therapeutics Inc. and Raymond James & Associates, Inc.		8-K	1.1	March 6, 2020
10.2	Securities Purchase Agreement dated March 6, 2020, by and between BrainStorm Cell Therapeutics Inc. and Abbhi Investments, LLC.		8-K	10.1	March 6, 2020
10.3	Common Stock Purchase Warrant for the purchase of Common Stock, issued March 6, 2020 by BrainStorm Cell Therapeutics Inc. to Abbhi Investments, LLC.		8-K	4.1	March 6, 2020
10.4	Employment Agreement by and between BrainStorm Cell Therapeutics Inc. and David Setboun, effective April 7, 2020.		8-K	10.1	April 3, 2020
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

* Filed herewith

‡ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: May 7, 2020	By:	/s/ Preetam Shah
Name: Preetam Shah
Title: EVP, Chief Financial Officer (Principal Financial Officer)

