Form 10-Q
period 2020-06-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2020-08-05
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧

Non-accelerated filer ◻	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 31, 2020, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 31,527,937.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2020

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2020

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	June 30,	December 31,
	2020	2019

	U.S. $ in thousands
	Unaudited	Audited
ASSETS
Current Assets:
Cash and cash equivalents	$12,153	$536
Short-term deposit (Note 4)	4,040	33
Other accounts receivable	259	2,359
Prepaid expenses and other current assets (Note 5)	176	432
Total current assets	16,628	3,360

Long-Term Assets:
Prepaid expenses and other long-term assets	26	32
Operating lease right of use asset ( Note 6)	1,649	2,182
Property and Equipment, Net	918	960
Total Long-Term Assets	2,593	3,174

Total assets	$19,221	$6,534

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$4,604	$14,677
Accrued expenses	2,022	1,000
Operating lease liability (Note 6)	1,224	1,263
Other accounts payable	990	714
Total current liabilities	8,840	17,654

Long-Term Liabilities:
Operating lease liability (Note 6)	559	1,103
Total long-term liabilities	559	1,103

Total liabilities	$9,399	$18,757

Stockholders’ Equity (deficit):
Stock capital: (Note 7)	12	11

Common Stock of $0.00005 par value - Authorized: 100,000,000 shares at June 30, 2020 and December 31, 2019 respectively; Issued and outstanding: 29,669,855 and 23,174,228 shares at June 30, 2020 and December 31, 2019 respectively.

Additional paid-in-capital	142,594	105,042
Receipts on account of shares	—	—
Accumulated deficit	(132,784)	(117,276)
Total stockholders’ equity (deficit)	9,822	(12,223)

Total liabilities and stockholders’ equity	$19,221	$6,534

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2020	2019	2020	2019

	Unaudited		Unaudited

Operating expenses:

Research and development, net	$11,642	$7,010	$5,694	$3,554
General and administrative	4,066	2,775	1,706	1,303

Operating loss	(15,708)	(9,785)	(7,400)	(4,857)

Financial expenses (income), net	(200)	142	(6)	43

Net loss	$(15,508)	$(9,927)	$(7,394)	$(4,900)

Basic and diluted net loss per share from continuing operations	$(0.56)	$(0.47)	$(0.25)	$(0.23)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	27,452,750	21,312,335	29,274,130	21,703,001

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands

(Except share data)

			Additional	Receipts on		Total
	Common stock		paid-in	account of	Accumulated	stockholders’
	Number	Amount	capital	shares	Deficit	equity (deficit)
Balance as of January 1, 2019	20,757,816	$11	$94,620	$4,408	$(94,023)	$5,016

Stock-based compensation related to warrants and stock granted to service providers	5,908	(*)	25	—	—	25
Stock-based compensation related to stock and options granted to directors and employees	107,104	(*)	764	—	—	764
Issuance of shares in at-the-market (ATM) offering (Note 7)	542,736	(*)	2,064	—	—	2,064
Exercise and reissuance of warrants	1,741,999	(*)	7,534	(4,408)	—	3,126
Exercise of options	18,665	(*)	35	—	—	35
Net loss	—	—	—	—	(23,253)	(23,253)

Balance as of December 31, 2019	23,174,228	$11	$105,042	$—	$(117,276)	$(12,223)

*    Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands

(Except share data)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Number	Amount	capital	deficit	equity (deficit)
Balance as of January 1, 2020	23,174,228	$11	$105,042	$(117,276)	$(12,223)

Stock-based compensation related to stock and options granted to directors and employees	134,447	(*)	1,181	—	1,181
Issuance of shares in at-the-market (ATM) offering (Note 7)	5,097,847	1	26,382	—	26,383
Issuance of shares and warrants in Registered Direct Offering (Note 7)	1,250,000	(*)	9,957	—	9,957
Exercise of options	13,333	(*)	32	—	32
Net loss	—	—	—	(15,508)	(15,508)

Balance as of June 30, 2020	29,669,855	$12	$142,594	$(132,784)	$9,822

*    Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2020	2019	2020	2019

Cash flows from operating activities:

Net loss	$(15,508)	$(9,927)	$(7,394)	$(4,900)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	99	77	50	33
Shares and options granted to service providers	—	25	—	—
Stock-based compensation related to options granted to employees and directors	1,181	365	791	53
Finance lease expense (income)	(50)	138	35	44
Decrease (increase) in other accounts receivable and prepaid expenses	2,362	648	284	(801)
Increase (decrease) in trade payables	(10,073)	4,217	33	3,736
Increase in deferred grant income	—	—	—	(511)
Increase (decrease) in other accounts payable and accrued expenses	1,298	114	539	(1,162)

Total net cash used in operating activities	$(20,691)	$(4,343)	$(5,662)	$(3,508)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2020	2019	2020	2019

Cash flows from investing activities:

Purchase of property and equipment	(57)	(25)	(50)	(21)
Changes in short-term deposit	(4,007)	4,547	(2,020)	1,412
Total net cash provided by (used in) investing activities	$(4,064)	$4,522	$(2,070)	$1,391

Cash flows from financing activities:
Proceeds from exercise of options	32	5	3	5
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 7)	26,383	—	7,411	—
Proceeds from issuance of shares and warrants in Registered Direct Offering (Note 7)	9,957	—	—	—
Total net cash provided by financing activities	$36,372	$5	$7,414	$5

Increase (decrease) in cash and cash equivalents	11,617	184	(318)	(2,112)

Cash and cash equivalents at the beginning of the period	$536	$942	$12,471	$3,238

Cash and cash equivalents at end of the period	$12,153	$1,126	$12,153	$1,126

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all of the research and development activities of the Company. BCT formed wholly-owned subsidiaries Brainstorm Cell Therapeutics UK Ltd., in the United Kingdom on February 19, 2013 (currently inactive), Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019.

The Common Stock is publicly traded on the NASDAQ Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. ("Ramot"), (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amytrophic Lateral Scelorosis (ALS, also known as Lou Gherig Disease), Progressive Multiple Sclerosis (PMS), Alzheimer's disease (AD) and other neurodegenerative diseases. The Company developed a proprietary process, called NurOwn®, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.
C.	NurOwn® is in clinical development for the treatment of ALS. The Company has completed two single dose clinical trials of NurOwn® in Israel, a Phase 1/2 trial with 12 patients and a Phase 2a trial with additional 12 patients. In July 2016 the Company announced the results of its Phase 2 trial which was conducted in three major medical centers in the US. This single dose trial included 48 patients randomized in a 3:1 ratio to receive NurOwn® or placebo.
D.	The Company has made significant progress in the past 12 months advancing NurOwn®, its late stage differentiated mesenchymal stem cell therapy, into a 200 patient Phase 3 trial for the treatment of ALS. Enrollment in this randomized, double-blind, placebo-controlled, multi-dose clinical trial of NurOwn® for ALS was completed in October 2019 and the trial continued to provide necessary treatments to study participants despite severe constraints in the affected healthcare institutions due to COVID-19. As of July 2, 2020, the study completed dosing of all participants in the Phase 3 ALS trial. Topline-data from this trial is expected by the end of November this year. This Phase 3 trial builds upon the promising efficacy seen in prior trials including the randomized Phase 2 trial conducted in the U.S.
E.	The Phase 3 ALS trial pre-specified interim safety analysis by an independent Data Safety Monitoring Board (DSMB) was successfully completed in August 2018. The DSMB completed its second pre-specified interim analysis of safety outcomes for 106 participants treated with NurOwn® in the Phase 3 ALS trial on October 28, 2019.
F.	On December 15, 2018, the Company was granted FDA clearance for its NurOwn® IND Application for Progressive Multiple Sclerosis (PMS) indication (ClinicalTrials.gov Identifier NCT03799718). The U.S. Phase 2 PMS trial faced slight delays in enrollment due to the COVID-19 pandemic. Scheduled March and April 2020 new participant enrollments were deferred to May 2020 due to site closures related to COVID-19. As of June 2020, all the trial sites were back on track to continue with the trial. As of August 4, 2020, all 20 study participants have been enrolled in the study. The Company is currently collecting the clinical and biomarker data from treated patients. Dosing of all participants is expected to be completed in the fourth quarter of 2020.
G.	On June 24, 2020, the Company announced a new clinical program focused on the development of NurOwn® as a treatment for Alzheimer's disease. As part of the newly announced program, the Company is planning a multi-

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

national Phase 2 clinical trial in Europe to evaluate the safety and efficacy of NurOwn® treatment in patients with prodromal to mild Alzheimer's disease.
H.	The Company received Good Manufacturing Practice (GMP) approval from the Israel Ministry of Health (MoH) for our Israeli contract manufacturing facility at the Hadassah Medical Center in Jerusalem. The GMP certificate confirms the Company's manufacturing site compliance with Israeli GMPs which are recognized as equivalent to EU standards.

GOING CONCERN:

Since its inception, the Company has devoted substantially all of its efforts to research and development, clinical trials, recruiting management and technical staff, acquiring assets and raising capital. The Company is still in its development and clinical stage and has not yet generated revenues. The extent of the Company's future operating losses and the timing of becoming profitable are uncertain. The Company has funded its operations to date primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via ATM program, and through grants from California Institute for Regenerative Medicine (CIRM) and the Israel Innovation Authority of the Ministry of Economy and Industry (the "IIA") (formerly the Office of the Chief Scientist of the Ministry of Economy and Industry (the "OCS)).

Additional funding will be required to begin the commercialization efforts and to achieve a level of sales adequate to support the Company's cost structure. The COVID-19 pandemic may continue to adversely disrupt the Company's operations, including the ability to complete the ongoing clinical trials and may have other adverse effects on Company's business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on Company's business, operations and ability to raise capital.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales of common stock via its ATM program and other funding transactions. While the Company has been successful in raising financing recently and in the past, there can be no assurance that it will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. Uncertain market conditions and approval by regulatory bodies and adverse results from clinical trials may (among other reasons) adversely impact the Company's ability to raise capital in the future.

Management expects that the Company will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. The Company currently has sufficient cash to complete its ongoing ALS, Progressive MS and Alzheimer’s Disease clinical trials. Over the longer term, if the Company is granted a BLA approval, additional capital raise will be needed in connection with strategic partnerships and to commercialize Nurown® for ALS, and to conduct additional trials for other indications. If the Company is not able to raise additional capital for these purposes, management may need to slow the pace of commercialization or the Company may not be able to continue to function as a going concern. The Company's consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

Operating results for the three months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

B.      Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

C.      Recent Accounting Standards

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company's previous fiscal year may be applicable, the Company has not identified any standards that the Company believes merit further discussion. The Company believes that none of the new standards will have a significant impact on the financial statements.

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

NOTE 4 - SHORT TERM DEPOSITS

Short term deposits on June 30, 2020 and December 31, 2019 include bank deposits bearing annual interest rates varying from 0.15%to 2.00%, with maturities of up to 6 months as of June 30, 2020 and December 31, 2019.

NOTE 5 - PREPAID EXPENSES

In November 2017 the Company has contracted with City of Hope’s Center for Biomedicine and Genetics ("COH") to produce clinical supplies of NurOwn® adult stem cells for the Company’s ongoing Phase 3 clinical study. In 2017 the Company has paid COH $2,665 advance payment. The advance was recorded as prepaid expense and is amortized over the term of the agreement. As of December 31, 2019, $276 were recorded as current prepaid expense. As of June 30, 2020, the prepaid expenses were fully reduced.

NOTE 6 - LEASES

On January 1, 2019 the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at the beginning of the period of adoption. Leases existing for the reporting period beginning January 1, 2019 are presented under ASU 2016-02. The Company leases facilities, clinical research rooms, and vehicles under operating leases. At June 30, 2020, the Company’s ROU assets and lease liabilities for operating leases totaled $1,649 and $1,783, respectively. The impact of adopting the new lease standard was not material to the Company’s condensed consolidated statement of operations for the periods presented.

Supplemental cash flow information related to operating leases was as follows (unaudited):

Six Months Ended
June 30,
2020
Cash payments for operating leases	$653
New operating lease assets obtained in exchange for operating lease liabilities	$1,649

As of June 30, 2020, our operating leases had a weighted average remaining lease term of 1.48 years and a weighted average discount rate of 8.25%. Future lease payments under operating leases as of June 30, 2020 were as follows (unaudited):

Operating Leases
Remainder of 2020	$653
2021	1,243
Total future lease payments	1,896
Less imputed interest	(113)
Total lease liability balance	$1,783

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

Private placements and public offerings:

2018 Warrant Exercise Agreement:

On June 6, 2018, the Company entered into a Warrant Exercise Agreement (the “2018 Warrant Exercise Agreement”) with certain holders (the “2018 Warrant Holders”) of warrants (the “2015 Warrants”) to purchase Company Common Stock, which 2015 Warrants were originally issued in the Company’s January 8, 2015 private placement. Pursuant to the 2018 Warrant Exercise Agreement, the 2018 Warrant Holders exercised their 2015 Warrants for a total of 2,458,201 shares of Common Stock at an amended exercise price of $5 per share. The warrant exercises generated gross cash proceeds to the Company of $12.3 million. In addition, the Company issued new warrants to the 2018 Warrant Holders to purchase an aggregate 2,458,201 unregistered shares of Common Stock, at an exercise price of $9, with an expiration date of December 31, 2020 (the “2018 Warrants”).

The 2018 Warrants have not been registered under the Securities Act of 1933, as amended (the Securities Act), or state securities laws. The shares issuable upon exercise of the Amended 2018 Warrants have been registered for resale on the Company’s registration statement on Form S-3 (File No. 333-225995).  The exercised shares have been registered for resale on the Company’s registration statement on Form S-3 (File No. 333-201704). The issuance of the exercised shares and 2018 Warrants was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. The Company made this determination based on the representations that each party is an “accredited investor” within the meaning of Rule 501 of Regulation D.

2019 Warrant Exercise Agreement:

On August 2, 2019, the Company entered into a Warrant Exercise Agreement which generated gross cash proceeds to the Company of approximately $3.3 million. Pursuant to the agreement, certain holders (the “2019 Warrant Holders”) of warrants issued by the Company on June 6, 2018 (the “2018 Warrants”) agreed to exercise 842,000 shares of Common Stock of their 2018 Warrants, at an amended exercise price  of $3.90 per share, and the Company agreed to issue new warrant shares to the Holders to purchase 842,000 shares of Common Stock (the “2019 Warrants”), at an exercise price of $7.00, with an expiration date of December 31, 2021. The 2018 Warrants held by the 2019 Warrant Holders, to the extent not exercised, were also amended to reduce the exercise price to $7.00 per share and to extend the expiration date to December 31, 2021 (the “Amended 2018 Warrants”).

The Amended 2018 Warrants and 2019 Warrants have not been registered under the Securities Act of 1933, as amended (the Securities Act), or state securities laws. The shares issuable upon exercise of the 2019 Warrants have been registered for resale on the Company’s registration statement on Form S-3 (File No. 333-233349), and the shares issuable upon exercise of the Amended 2018 Warrants have been registered for resale on the Company’s registration statement on Form S-3 (File No. 333-225995). The exercised shares have been registered for resale on the Company’s registration statement on Form S-3 (File No. 333-225995). The issuance of the exercised shares, Amended 2018 Warrants and 2019 Warrants is exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. The Company made this determination based on the representations that each party is an “accredited investor” within the meaning of Rule 501 of Regulation D.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

At-the-market (ATM) Offerings:

On June 11, 2019, the Company entered into a Distribution Agreement with Raymond James & Associates, Inc. ("Raymond James"), pursuant to which the Company sold, through the Raymond James, shares of Common Stock having an aggregate offering amount of $20,000,000 (the "June 11, 2019 ATM") in an "at the market" offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, by sales made directly on the Nasdaq Capital Market.

On March 6, 2020, the Company entered into a new Distribution Agreement with Raymond James, pursuant to which the Company may sell from time to time, through the Agent, shares of Common Stock, having an aggregate offering price of up to $50,000,000 (the “March 6, 2020 ATM”). Sales under the March 6, 2020 ATM are made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and Raymond James. During the quarter ended June 30, 2020, the Company sold an aggregate of 1,162,527 shares of Common Stock pursuant to the March 6, 2020 ATM at an average price of $6.57 per share, raising gross proceeds of approximately $7.64 million. Since its inception on March 6, 2020 through the quarter ended June 30, 2020, the Company sold an aggregate of 1,499,014 shares of Common Stock at an average price of $6.27 per share, raising gross proceeds of approximately $9.40 million.

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

Since its inception and as of June 30, 2020 the Company raised approximately $101 million, gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

Stock Plans:

As of June 30, 2020, the Company had outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

As of June 30, 2020, 1,393,410 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

Share-based compensation to employees and to directors:

Under the 2014 Plans, the Company may award stock options to certain employees, officers, directors, and/or service providers. The stock options vest in accordance with such conditions and restrictions determined by the GNC Committee. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified period. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. The Company granted stock options to purchase 618,666 shares during the six months ended June 30, 2020.There were no options granted during the six months ended June 30, 2019.

Stock options fair value assumptions for the stock options granted during the six months ended June 30, 2020 are as follows:

	For the six
	months ended
	June 30,
	2020
Option life (years)	10
Risk free interest rate	0.36%-1.73%
Dividend yield	0
Expected volatility	58%-63%
Expected life (years)	5.04-5.50	years

A summary of the Company's option activity related to options to employees and directors, and related information as of June 30, 2020 is as follows:

	For the Six months ended
	June 30, 2020
		Weighted
		average	Aggregate
	Amount of	exercise	intrinsic
	options *	price	value
		$	$
Outstanding at December 31, 2019	1,293,007	3.0142
Granted	618,666	6.4419
Exercised	(13,333)	3.0000
Cancelled	(4,000)	3.7500
Outstanding at June 30, 2020	1,894,340	4.1322	13,407,710
Exercisable at June 30, 2020	833,340	1.7276	7,902,051

*    Represents Employee Stock Options only (not including RSUs).

Share-based compensation to employees and to directors: (Cont.):

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company's shares on June 30, 2020, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the six months ended June 30, 2020 and 2019 amounted to $1,181 and $365, respectively.

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

			Weighted Average
			Remaining
	Number of Shares	Weighted Average	Contractual
	of Restricted	Grant Date Fair	Term
	Stock	Value	(Years)
Nonvested as of December 31, 2019	201,385	4.00	1.95
Granted	134,613	6.24
Vested	37,297	3.81
Forfeitures	—	—
Nonvested as of June 30, 2020	298,701	5.03	1.45

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the three months ended June 30, 2020 amounted to $228.

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Six months ended
	June 30,
	2020	2019

Research and development	491	60
General and administrative	690	330
Total stock-based compensation expense	1,181	390

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 8 – SUBSEQUENT EVENTS

In December 2019, a novel strain of coronavirus, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, Europe and Israel, where the Company conducts its operations, as well as its clinical trials for NurOwn®. In response to the spread of COVID-19 and to ensure safety of employees and continuity of business operations, we closed our offices, with our administrative employees continuing their work remotely and limited the number of staff in any given research and development laboratory. Our research and development laboratory in Israel and manufacturing sites in U.S. remain open.

As of the date of this report, our U.S. Phase 2 PMS clinical trial has continued with slight delays in the pace of enrollment due to site access restrictions related to the global COVID-19 pandemic. Scheduled March and April 2020 new patient enrollments were deferred to May 2020 due to site closures related to COVID-19. As of June 2020, all the trial sites were back on track to continue with the trial. As of August 4, 2020, all 20 study participants have been enrolled in the study. The Company is currently collecting the clinical and biomarker data from treated patients. Dosing of all participants is expected to be completed in the fourth quarter of 2020.

The Phase 3 ALS clinical trial continued to provide necessary treatments to study participants despite severe constraints in the affected healthcare institutions due to COVID-19. As of July 2, 2020, the study completed dosing of all the participants in the Phase 3 ALS trial. The Phase 3 ALS trial is expected to generate top-line data by the end of November this year.

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

On July 1, 2020, the Company received a non-dilutive bonus payment of $700,000 from California Institute for Regenerative Medicine (CIRM) for treating more California participants than originally proposed in its Phase 3 ALS trial.

From July 1, 2020 through July 31, 2020, the Company sold an aggregate of 945,082 shares of Common Stock pursuant to the March 6, 2020 ATM, at an average price of $14.48 per share, raising additional gross proceeds of approximately $13.69 million.

Between July 20, 2020 and July 24, 2020, 2018 Warrant Holders exercised an aggregate of 280,000 shares of the Amended 2018 Warrants (the “2018 Exercised Shares”), which generated gross cash proceeds to the Company of $1.96 million.

Between July 15, 2020 and July 24, 2020, 2019 Warrant Holders exercised an aggregate of 620,000 shares of the 2019 Warrants (the "2019 Exercised Shares"), which generated gross cash proceeds to the Company of $4.34 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding BrainStorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “BrainStorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal quarter, statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2020 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broad acceptance as a treatment option for ALS or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, disruptions in our business due to the COVID-19 outbreak, including our clinical development activities, and other factors described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2019, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2019,as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020,  in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

Company Overview

●	BrainStorm Cell Therapeutics Inc. is a leading biotechnology company committed to the development and commercialization of best-in-class autologous cellular therapies for the treatment of neurodegenerative diseases including: Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease); Progressive Multiple Sclerosis (“PMS”); Alzheimer's disease (AD); and other neurodegenerative diseases.
●	NurOwn® leverages innovative and proprietary cell culture methods to induce autologous bone marrow-derived mesenchymal stem cells (MSCs) to secrete high levels of neurotrophic factors (NTFs), modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function.

●	NurOwn® is currently being evaluated in Phase 3 ALS, Phase 2 PMS and Phase 2 AD clinical trials. Enrollment for the U.S. Phase 3 ALS trial was completed in October 2019 and the trial continued to provide necessary treatments to study participants despite severe constraints in the affected healthcare institutions due to COVID-19. As of July 2, 2020, the study completed dosing of all participants in the Phase 3 ALS trial. The Phase 3 ALS trial is expected to generate top-line data by the end of November this year. The U.S. Phase 2 PMS trial faced slight delays in enrollment due to the COVID-19 pandemic. Scheduled March and April 2020 new participant enrollments were deferred to May 2020 due to site closures related to COVID-19. As of June 2020, all trial sites were back on track to continue with the trial. As of August 4, 2020, all 20 study participants have been enrolled in the study. The Company is currently collecting the clinical and biomarker data from treated patients. Dosing of all participants is expected to be completed in the fourth quarter of 2020. On June 24, 2020, the Company announced a new clinical program focused on the development of NurOwn® as a treatment for AD. As part of the newly announced program, the Company is planning a multi-national Phase 2 clinical trial in Europe to evaluate the safety and efficacy of NurOwn® treatment in patients with prodromal to mild AD.
●	Our wholly owned Israeli subsidiary, BrainStorm Cell Therapeutics Ltd. (“Israeli Subsidiary”), holds exclusive rights to commercialize NurOwn® technology through a licensing agreement with Ramot (“Ramot”), the technology transfer company of Tel Aviv University, Israel.
●	The Israeli Subsidiary was granted approval by the Israeli Ministry of Health (“MoH”) to treat ALS patients with NurOwn® under the Hospital Exemption Pathway (“HE”).
●	NurOwn® has a strong and comprehensive intellectual property portfolio.
●	NurOwn® was granted Fast Track designation by the U.S. Food and Drug Administration (FDA) and Orphan Drug status by the FDA and the European Medicines Agency (EMA) for ALS. For more information, visit BrainStorm’s website at www.brainstorm-cell.com.
●	The Company has been granted Small and Medium-Sized Enterprise (SME) status by the European Medicines Agency's (EMA) Micro, Small and Medium-Sized Enterprise (SME) office.
●	BrainStorm Cell Therapeutics Inc. currently employs 37 employees in the United States and in Israel. Most of the senior management team is based in the United States, and all of BrainStorm’s ongoing clinical trial sites for ALS and PMS are in the United States. The clinical trial sites for BrainStorm's AD trial will be in Europe. BrainStorm’s R&D center is located in Petach Tikva, Israel.
●	The Outbreak of the novel strain of coronavirus, SARS-CoV-2 (COVID-19) disease and Its Impact:

The Outbreak of the novel strain of coronavirus, SARS-CoV-2 (COVID-19) disease has currently impacted and may continue to adversely impact our business, including our preclinical studies and clinical trials. In December 2019, a novel strain of coronavirus, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, Europe and Israel, where the Company conducts its operations, as well as its clinical trials for NurOwn®. In response to the spread of COVID-19 and to ensure safety of employees and continuity of business operations, we closed our offices, with our administrative employees continuing their work remotely and limited the number of staff in any given research and development laboratory. Our research and development laboratory in Israel and manufacturing sites in U.S. remain open.

As of the date of this report, our U.S. Phase 2 PMS clinical trial has continued with slight delays in the pace of enrollment due to site access restrictions related to the global COVID-19 pandemic. Scheduled March and April 2020 new patient enrollments were deferred to May 2020 due to site closures related to COVID-19. As of June 2020, all the trial sites were back on track to continue with the trial. As of August 4, 2020, all 20 study participants have been enrolled in the study. The Company is currently collecting the clinical and biomarker data from treated patients. Dosing of all participants is expected to be completed in the fourth quarter of 2020. The Phase 3 ALS clinical trial continued to provide necessary treatments to study participants despite severe constraints in the affected healthcare institutions due to COVID-19. As of July 2, 2020, the study completed dosing of all the participants in the Phase 3 ALS trial. The Phase 3 ALS trial is expected to generate top-line data by the end of November this year. The Company recently announced a new clinical program focused on the development of NurOwn® as a treatment for AD. As part of the newly announced program, the Company is planning a multi-national Phase 2 clinical trial in Europe to evaluate the safety and efficacy of NurOwn® treatment in patients with prodromal to mild AD.

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

Recent Highlights

●	The Company has made significant progress in the past 12 months advancing the NurOwn® ALS Phase 3 clinical trial at all 6 U.S. investigative sites (Mass General Hospital, UMass, Mayo Clinic, CPMC, Cedars Sinai and UC Irvine). This clinical trial builds upon promising efficacy seen in three prior early-stage ALS clinical trials, including a U.S. randomized placebo-controlled Phase 2 trial. Enrollment for NurOwn® ALS Phase 3 trial was completed in October 2019 and dosing of all participants in the trial was completed as of July 2, 2020. The trial is expected to generate top-line data by the end of November this year to support an U.S. Food and Drug Administration (FDA) BLA filing.
●	On February 11, 2020, the Company announced that it recently held a high-level meeting with the FDA to discuss potential NurOwn® regulatory pathways for approval in ALS. In the planned meeting with senior Center for Biologics Evaluation and Research (CBER) leadership and several leading U.S. ALS experts, the FDA confirmed that the fully enrolled Phase 3 ALS trial is collecting relevant data critical to the assessment of NurOwn® efficacy. The FDA indicated that they would look at the "totality of the evidence" in the expected Phase 3 clinical trial data. Furthermore, based on their detailed data assessment, they are committed to working collaboratively with BrainStorm to identify a regulatory pathway forward, including opportunities to expedite statistical review of the data from the Phase 3 trial.
●	The Company was granted FDA approval in December 2018 for the IND Application of NurOwn® in Progressive Multiple Sclerosis (PMS). The study entitled ‘A Phase 2, open-label, multicenter study to evaluate the safety and efficacy of repeated administration of NurOwn® (Autologous Mesenchymal Stem Cells Secreting Neurotrophic Factors; MSC-NTF cells) in participants with Progressive Multiple Sclerosis (PMS)’ is ongoing at 5 leading U.S. Multiple Sclerosis centers. The Phase 2 PMS trial faced slight delays in enrollment due to the COVID-19 pandemic. Scheduled March and April 2020 new patient enrollments were deferred to May 2020 due to site closures related to COVID-19. As of June 2020, all the trial sites were back on track to continue with the trial. As of August 4, 2020, all 20 study participants have been enrolled in the study. The Company is currently collecting the clinical and biomarker data from treated patients. Dosing of all participants is expected to be completed in the fourth quarter of 2020.
●	On March 6, 2020, the Company entered into a new Distribution Agreement (the “March 6, 2020 ATM”) with Raymond James & Associates, Inc. (the “Agent”). Under the March 6, 2020 ATM, the Company may sell from time to time or through the Agent shares of Common Stock, having an aggregate offering amount of up to $50 million. The Company filed a prospectus supplement, on March 6, 2020, with the U.S. Securities and Exchange Commission (the “SEC”) in connection with the March 6, 2020 ATM. During the quarter ended June 30, 2020, the Company sold an aggregate of 1,162,527 shares of Common Stock pursuant to the March 6, 2020 ATM at an average price of $6.57 per share, raising gross proceeds of approximately $7.64 million. Since its inception on March 6, 2020 through the quarter ended June 30, 2020, the Company sold an aggregate of 1,499,014 shares of Common Stock at an average price of $6.27 per share, raising gross proceeds of approximately $9.40 million. From July 1, 2020 through July 31, 2020, the Company sold an aggregate of 945,082 additional shares of Common Stock pursuant to the March 6, 2020 ATM, at an average price of $14.48 per share, raising additional gross proceeds of approximately $13.69 million.
●	On March 7, 2019, the Israeli MoH approved the Company’s treatment of up to 13 ALS patients with NurOwn® under the Israeli Hospital Exemption (HE) regulatory pathway. This approval expired on March 7, 2020. The Hospital has since then received approval from the MoH for the extension of the program. Based on the approval, the Company has enrolled 12 out of the first 13 patients under the HE regulatory pathway as of June 30, 2020 and intends to enroll the maximum number of patients that have been approved. The Company is currently collecting clinical data for patients who have already received treatment at the Ichilov Hospital. Thus far, the Company has received $3.4 million in gross proceeds in connection with the treatment of the aforementioned patients.

●	On April 7, 2020, the Company appointed David Setboun, Pharm.D., MBA, as its Executive Vice President and Chief Operating Officer. Dr. Setboun, has directed commercial development, business strategy, and product launches for two decades at three major biopharmaceutical companies. Most recently, Dr. Setboun served as Chief Business Officer, Corporate Development & Strategy at Life Biosciences. In connection with Dr. Setboun’ s hiring, Dr. Ralph Kern was appointed the Company’s President and Chief Medical Officer and ceased to serve as the Company’s Chief Operating Officer, and Mr. Chaim Lebovits ceased serving as President and continues to serve as Chief Executive Officer of the Company.
●	On April 3, 2020, the Company announced that its wholly owned subsidiary, BrainStorm Cell Therapeutics Ltd., has been awarded a non-dilutive grant of approximately $1.5 million by the Israel Innovation Authority (IIA). The grant enables the Company to continue development of advanced cellular manufacturing capabilities, furthers the development of MSC-derived exosomes as a novel therapeutic platform, and will ultimately enable BrainStorm to expand its therapeutic pipeline in neurodegenerative disorders. As of June 30, 2020, the Company has received $583,000 out of the $1.5 million awarded.
●	On May 4, 2020, the Company announced new data highlighting the immunomodulatory effects of NurOwn® on B and T regulatory function in an online supplement to peer reviewed journal ‘Neurology’.
●	On May 7, 2020, the Company announced it will be leasing of a new cleanroom facility, which includes three state-of-the-art cleanrooms, at the Tel Aviv Sourasky Medical Center to manufacture NurOwn® for The European Union (EU). The new facility will significantly increase the Company’s capacity to manufacture and ship its product into the EU and the local Israeli market. The cleanroom facility is part of Sourasky’s Institute for Advanced Cellular Therapies.
●	On May 27, 2020, the Company appointed pharmaceutical veteran Stacy R. Lindborg, Ph.D. as Executive Vice President, Head of Global Clinical Research. Dr. Lindborg is an experienced healthcare professional and globally recognized medical statistician with over 24 years of multinational experience in R&D, regulatory, strategy development, analytics and big data. Most recently, Dr. Lindborg spent eight years at Biogen Inc. as Vice President, Analytics and Data Science, where she built a world class Analytics and Data Sciences team, responsible for global data as well as statistical and epidemiological support for R&D and marketed products. Her accomplishments at Biogen included a leadership role in seeking, receiving and maintaining global marketing approvals for Zinbryta®, Plegridy® and Spinraza®, all of which included novel data analytical elements.
●	On June 9, 2020, the Company announced that The ALS Association and I AM ALS have awarded the Company a combined grant of $500,000 to support an ALS biomarker research study.
●	On June 15, 2020, the Company announced that it has been granted Small and Medium-Sized Enterprise (SME) status by the European Medicines Agency’s (EMA) Micro, Small and Medium-Sized Enterprise (SME) office.
●	On June 24, 2020, the Company announced a new clinical program focused on the development of NurOwn® as a treatment for AD. As part of the newly announced program, the Company is planning a multi-national Phase 2 clinical trial in Europe to evaluate the safety and efficacy of NurOwn® treatment in patients with prodromal to mild AD. The 52-week, open-label, proof-of-concept clinical trial in Europe is designed to evaluate NurOwn® in 40 participants with prodromal to mild AD. It will be conducted at the VU University Medical Center (Amsterdam), Pitié-Salpêtrière Hospital (Paris), and other clinical trial sites in the Netherlands and France.
●	On June 29, 2020, the Company’s shares joined the Russell 2000® Index and the broad-market Russell 3000® Index.
●	On July 1, 2020, the Company received a non-dilutive bonus payment of $700,000 from California Institute for Regenerative Medicine (CIRM) for treating more California participants than originally proposed in its Phase 3 ALS trial.
●	On July 2, 2020, the Company announced the completion of all dosing of participants in its NurOwn® Phase 3 ALS clinical trial.
●	On July 8, 2020, the Company hosted a KOL webinar to discuss NurOwn® Phase 2 AD Program. The webinar featured presentations by two lead investigators in the Company's planned European Phase 2 trial: Philip Scheltens, M.D., Ph.D., Professor of Cognitive Neurology and Director of the Alzheimer Centre at the VU University Medical Center in Amsterdam,

Netherlands; and Bruno Dubois, M.D., Ph.D., Professor of Neurology at the Neurological Institute of the Salpétrière University Hospital in Paris, France.
●	On July 23, 2020, the Company announced a groundbreaking pre-clinical study of NurOwn® derived Exosome-based treatment for COVID-19 ARDS. Intratracheal administration of exosomes extracted from MSC’s using NurOwn® technology resulted in statistically significant improvement in multiple lung parameters in a mouse model. With this study, the Company has successfully completed its first milestone in developing an innovative exosome-based platform-technology for the treatment severe COVID-19 infection.

NurOwn® Proprietary Technology

NurOwn® technology is based on an innovative manufacturing protocol, which induces the differentiation of purified and expanded bone marrow-derived mesenchymal stem cells (“MSC”) and consistently generates cells that release high levels of multiple neurotrophic factors (“MSC-NTF” cells) to modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function. These factors are known to be critical for the growth, survival and differentiation of neurons, including: glial-derived neurotrophic factor (“GDNF”); brain-derived neurotrophic factor (“BDNF”); vascular endothelial growth factor (“VEGF”); and hepatocyte growth factor (“HGF”), among others. GDNF is one of the most potent survival factors for peripheral motor neurons and have demonstrated important neuroprotective effects in ALS, MS, AD and other neurodegenerative diseases as well as modulating neuroinflammation, a prominent, consistent and early feature of these diseases.

NurOwn® manufacturing involves a multi-step process that includes: harvesting and isolating undifferentiated stem cells from the patient's own bone marrow; processing of cells at the manufacturing site; cryopreservation of MSC to enable multiple treatments from a single bone marrow sample; and intrathecal (“IT”) injection of MSC-NTF cells into the same patient by standard lumbar puncture. This administration procedure does not require hospitalization and has been shown to be safe and well tolerated in multiple CNS clinical trials to date. The fully dosed NurOwn® U.S. Phase 3 ALS study, the ongoing NurOwn® U.S. Phase 2 PMS study and the planned EU Phase 2 clinical trial in prodromal to mild AD are all evaluating the therapeutic potential of repeated intrathecal MSC-NTF cell administration (three doses at bi-monthly intervals). The proprietary technology and manufacturing processing of NurOwn® (MSC-NTF cells) for clinical use is conducted in full compliance with current Good Manufacturing Practice (“cGMP”). The NurOwn® proprietary technology is fully owned to or developed by BrainStorm Cell Therapeutics Ltd., our wholly owned subsidiary (the “Israeli Subsidiary”). All granted patents related to NurOwn® (MSC-NTF cells) manufacturing process are fully assigned to or owned by BrainStorm Cell Therapeutics Ltd. (see Intellectual Property section for details).

The NurOwn® Transplantation Process

●	Bone marrow aspiration from the patient;
●	MSC Isolation and propagation;
●	MSC Cryopreservation;
●	MSC thawing and differentiation into neurotrophic-factor secreting (MSC-NTF; NurOwn®) cells; and
●	Autologous transplantation into the patient’s cerebrospinal fluid by IT injection (standard lumbar puncture).

Differentiation before Transplantation

The ability to induce autologous adult mesenchymal stem cells into differentiated MSC-NTF cells makes NurOwn® uniquely suited for the treatment of neurodegenerative diseases.

The specialized MSC-NTF cells secrete multiple neurotrophic factors and immunomodulatory cytokines that may result in:

●	Protection of existing neurons;
●	Promotion of neuronal repair;
●	Neuronal functional improvement; and

●	Immunomodulation and reduced neuroinflammation.

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

NurOwn® ALS Clinical Program

NurOwn® is currently in a Phase 3 late stage clinical development program for the treatment of ALS. It has been granted Fast Track designation by the U.S. Food and Drug Administration (“FDA”) for this indication, and has been granted Orphan Drug Status, in the U.S. and Europe, which provides the potential for an extended period of exclusivity.

Phase 1/2 ALS Open Label Trials

The company has completed two early stage Phase 1/2 and 2 open-label clinical trials of NurOwn® in patients with ALS at the Hadassah Medical Center (“Hadassah”) in Jerusalem, Israel, as well as a Phase 2 double-blind, placebo-controlled, multicenter clinical trial at three prestigious U.S. Medical centers - the Massachusetts General Hospital (MGH) in Boston, Massachusetts Memorial Hospital in Worcester, Massachusetts, and the Mayo Clinic in Rochester, Minnesota - all highly experienced in the management and investigation of ALS.

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

Results of this Phase 2 Study were published in the peer reviewed Journal ‘Neurology’. The publication entitled “NurOwn®, Phase 2, Randomized, Clinical Trial in Patients With ALS: Safety, Clinical, and Biomarker Results” was published in December 2019.

Key findings from the trial were as follows:

●	The study achieved its primary objective, demonstrating that NurOwn® transplantation was safe and well-tolerated. There were no discontinuations from the trial due to AEs and there were no deaths in the study. The most common adverse events (of mild or moderate severity), were transient procedure-related AEs such as headache, back pain, pyrexia arthralgia and injection-site discomfort, which were more commonly seen in the NurOwn®-treated participants compared to placebo.

●	NurOwn® achieved multiple secondary efficacy endpoints, showing evidence of a clinically meaningful benefit. Notably, response rates in the ALS functional rating scale (48-point ALSFRS-R outcome measure) were higher in NurOwn®-treated participants, compared to placebo, at all study timepoints over 24 weeks.
●	A pre-specified responder analysis examined percentage improvements in the post treatment ALSFRS-R slope (change/month) compared to pre-treatment slope and demonstrated that a higher proportion of NurOwn® treated participants achieved a 100% improvement in the post-treatment vs. pre-treatment slope, compared to the placebo group. This analysis also demonstrated that a higher proportion of the NurOwn® treated participants achieved a 1.5 point per month or greater improvement in the post-treatment vs. pre-treatment ALSFRS-R slope, compared to the placebo group.
●	The beneficial treatment effects were greater in the rapid progressor subgroup (in which pretreatment ALSFRS-R declined by 2 or more points in the three months pre-treatment).
●	As an important confirmation of NurOwn®’s mechanism of action, levels of neurotrophic factors and inflammatory markers were measured in the cerebrospinal fluid (“CSF”) samples collected from participants pre and two weeks post treatment. In the samples of those participants treated with NurOwn®, statistically significant increases in levels of neurotrophic factors VEGF, HGF and LIF and a statistically significant reduction in inflammatory markers MCP-1, SDF-1 and CHIT-1 were observed post-transplantation. Furthermore, the observed reduction in inflammatory markers correlated with ALS functional improvements. These clinical-biomarker correlations were not seen in placebo-treated participants, consistent with the proposed combined neuroprotective and immunomodulatory mechanism of action of NurOwn® in ALS.
●	In summary, a higher proportion of NurOwn® treated participants, particularly those with more rapid disease progression, experienced stabilization or improvement in ALS function, as measured by the post-treatment vs. pre-treatment ALSFRS-R slope change. These are new and meaningful ALS clinical observations that are being evaluated in the ongoing Phase 3 study using repeat dosing in ALS rapid progressors.

Phase 3 ALS Clinical Trial

Following successful completion of the Phase 2 study, the Company is currently conducting a Phase 3 trial (a multi-dose double-blind, placebo-controlled, multicenter trial protocol) that has been designed to generate data to support a Biologic License Application (“BLA”) for NurOwn® in ALS. The clinical trial has completed enrolment and dosing of an enriched patient population of rapid progressors (~50% of ALS patients) based on superior outcomes observed in the Phase-2 pre-specified sub-group.

The primary clinical efficacy outcome measure is the ALSFRS-R score responder analysis, an outcome that evaluates the proportion of treated participants who achieve a prespecified level of improvement in the ALSFRS-R post-treatment slope. The Phase 3 trial expands biomarker evaluations to further understand their potential to predict ALS disease progression, treatment response and confirm the biology of NurOwn® in a larger study population. The study is being conducted at six leading U.S. medical centers, three of which participated in the prior Phase 2 study. Patient enrollment commenced in October 2017, at Massachusetts General Hospital followed by the other five study sites, including University of California Irvine Medical Center, University of Massachusetts Medical Center, Mayo Clinic in Rochester, Minnesota, the California Pacific Medical Center in San Francisco, and Cedars Sinai Medical Center in Los Angeles.

The Phase 3 ALS clinical trial completed enrollment in October 2019 and continued to provide necessary treatments to study participants despite severe constraints in the affected healthcare institutions due to COVID-19. Dosing of all participants in the trial was completed as of July 2, 2020. Top-line efficacy data is expected by the end of November this year. The study is registered at www.clinicaltrials.gov (ClinicalTrials.gov Identifier: NCT03280056).

The independent Data Safety Monitoring Board (“DSMB”) for the study completed its first pre-specified interim analysis of safety outcomes for the first 31 participants treated with NurOwn® in the Phase 3 trial in ALS (NCT03280056) in August 2018. The DSMB indicated there were no significant safety concerns and recommended that the trial continue, as planned without any modifications to the study protocol.

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

The Company has contracted with the City of Hope's Center for Biomedicine and Genetics to produce clinical supplies of NurOwn® adult stem cells for the ongoing U.S. Phase 3 ALS clinical study. City of Hope is currently supporting the production of NurOwn® and placebo for the participants treated in the Phase 3 trial. The Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute (DFCI) in Boston has also been contracted to manufacture NurOwn® and placebo for the Phase 3 ALS clinical study participants and commenced manufacturing in October 2018. As of March 2019, The DFCI core manufacturing facility is also supplying NurOwn® for the U.S. Phase 2 PMS study.

Special meeting with FDA senior management

In July 2019, the BrainStorm management team was invited to participate in a special in-person, high-level meeting with the senior management of the U.S. Food and Drug Administration’s (FDA) Drug and Biologics Centers and, ‘I AM ALS’, a grassroots ALS advocacy group advocating for an ALS cure.

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

On February 11, 2020, the Company announced that it recently held a high-level meeting with the FDA to discuss potential NurOwn® regulatory pathways for approval in ALS. In the planned meeting with senior Center for Biologics Evaluation and Research (CBER) leadership and several leading U.S. ALS experts, the FDA confirmed that the Phase 3 ALS trial is collecting relevant data critical to the assessment of NurOwn® efficacy. The FDA indicated that they would look at the "totality of the evidence" in the expected Phase 3 clinical trial data. Furthermore, based on their detailed data assessment, they are committed to working collaboratively with BrainStorm to identify a regulatory pathway forward, including opportunities to expedite statistical review of data from the Phase 3 trial.

Patient Access Programs (ALS)

The Company, working collaboratively with the Tel Aviv Sourasky Medical Center (Ichilov Hospital), was approved on March 7, 2019 to treat up to 13 ALS patients with NurOwn®, under the Israel Hospital Exemption regulatory pathway for Advanced Therapy Medicinal Products (ATMP), which was adopted by the Israeli Ministry of Health (MoH) from the European Medicine Agency (EMA) regulation. This pathway enables the Company to make NurOwn® accessible to ALS patients in Israel, for a fee. This approval expired on March 7, 2020. The Hospital has since then received approval from the MoH for the extension of the program. Based on the approval, the Company has enrolled 12 out of the first 13 patients under the HE regulatory pathway as of June 30, 2020 and intends to enroll the maximum number of patients that have been approved. The Company is currently collecting clinical data for patients who have already received treatment at the Ichilov Hospital. Thus far, the Company has received $3.4 million in gross proceeds in connection with the treatment of the aforementioned patients.

NurOwn® in Progressive Multiple Sclerosis

On December 15, 2018, the FDA approved the Company's IND to conduct a Phase 2 open label trial of repeated intrathecal administration of NurOwn® in Progressive Multiple Sclerosis (www.clinicaltrials.gov Identifier NCT03799718). The study entitled ‘A Phase 2, open-label, multicenter study to evaluate the safety and efficacy of repeated administration of NurOwn® (Autologous

Mesenchymal Stem Cells Secreting Neurotrophic Factors; MSC-NTF cells) in participants with Progressive Multiple Sclerosis (PMS)’ will recruit 20 PMS participants at 5 leading US MS centers.

On December 18, 2019, the clinical trial independent Data Safety Monitoring Board (DSMB) for the U.S. Phase 2 PMS study completed the first, pre-specified interim analysis, of safety outcomes for the first 9 participants enrolled in the study. After careful review of all available clinical trial data, the DSMB unanimously concluded “the study should continue as planned without any protocol modification”.

On November 14, 2019 the Company received a $495,330 grant from the National Multiple Sclerosis Society (NMSS), through its Fast Forward program, for serum and CSF biomarkers analysis in BrainStorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with PMS.

The Phase 2 PMS trial faced slight delays in enrollment due to the COVID-19 pandemic. Scheduled March and April 2020 new participant enrollments were deferred to May 2020 due to site closures related to COVID-19. As of June 2020, all trial sites were back on track to continue with the trial. As of August 4, 2020, all 20 study participants have been enrolled in the study. The Company is currently collecting the clinical and biomarker data from treated patients. Dosing of all participants is expected to be completed in the fourth quarter of 2020.

NurOwn® in Alzheimer’s Disease

The Company is designing a multi-national Phase 2 clinical trial to evaluate the safety and pharmacodynamics of NurOwn® treatment in patients with prodromal to mild Alzheimer's disease (AD). The 52-week study is expected to enroll 40 participants with prodromal to mild AD that will receive three intrathecal NurOwn® doses 8 weeks apart. Inclusion criteria include well-defined clinical criteria for prodromal to mild AD as well as CSF biomarker defined criteria for AD.

The Phase 2 clinical trial will evaluate safety and pharmacodynamics of NurOwn®, including effects on inflammatory, Alzheimer’s-specific, neurodegenerative, and synaptic biomarkers, as well as a range of key clinical measures of cognition and function. The clinical trial will be conducted at the Brain Research Center affiliated with the Alzheimer Center Amsterdam, Pitié-Salpêtrière Hospital (Paris), and several other clinical trial sites in the Netherlands and France.

The lead investigators for the trial are two world renowned clinical experts in AD: Prof. Philip Scheltens, M.D., Ph.D., and Prof. Bruno Dubois, M.D., Ph.D. Prof. Scheltens, the principal investigator (PI) of the study, is Professor of Cognitive Neurology and Director of the Alzheimer Centre at Amsterdam University Medical Center. He has extensive experience as a principal investigator in many international clinical trials in this field. Prof. Dubois, the French national coordinator of the study, is Professor of Neurology at the Neurological Institute of the Salpétrière University Hospital. He is the past President of the Scientific Committee of France-Alzheimer, President of IFRAD (International Fund Raising for Alzheimer's Disease) as well as a member of the European Alzheimer Disease Consortium (EADC).

While many Alzheimer's therapies have focused on a single target such as tau or beta-amyloid, NurOwn® has the capability to simultaneously target multiple relevant biological pathways and bring a comprehensive approach to this multifactorial disease. Importantly, NurOwn®’s mechanism of action may allow the therapy to enable synergistic combinations with anti-tau or anti-beta-amyloid treatments, further underscoring its potential to address critical unmet needs in AD. In such a complex disease, addressing inflammation and neuroprotection is an innovative approach and a first in the world for this technology.

On July 8, 2020, the Company hosted a KOL webinar to discuss its NurOwn® Phase 2 AD Program. The webinar featured presentations from Prof. Scheltens and Prof. Dubois, the lead investigators in the trial. For more information on the KOL webinar and presentation, visit BrainStorm's website at www.brainstorm-cell.com.

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

On April 3, 2020, the Company announced that its wholly owned subsidiary, BrainStorm Cell Therapeutics Ltd., has been awarded a new non-dilutive grant of approximately $1.5 million by the Israel Innovation Authority (“IIA”). The grant enables the Company to continue development of advanced cellular manufacturing capabilities, furthers development of MSC-derived exosomes as a novel therapeutic platform, and will ultimately enable BrainStorm to expand the therapeutic pipeline in neurodegenerative disorders. As of June 30, 2020, the Company has received $583,000 out of the $1.5 million awarded.

On June 9, 2020, the Company announced that The ALS Association and I AM ALS have awarded the Company a combined grant of $500,000 to support an ALS biomarker research study. The grant will be used to draw insights from data and samples collected from patients enrolled in BrainStorm's ongoing Phase 3 clinical trial of its NurOwn® treatment, to further understanding of critical biomarkers associated with treatment response for people with ALS.

On July 1, 2020, the Company received a non-dilutive bonus payment of $700,000 from CIRM for treating more California participants than originally proposed in its Phase 3 ALS trial.

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

In March 2019, the European Patent Office ("EPO") granted a European-wide patent titled ‘Mesenchymal Stem Cells for the treatment of CNS Diseases.’ The European Patent Application published in the European Patent Bulletin 19/13 on March 27, 2019, under Patent No. 2620493. The allowed claims cover the isolated cells as well as their use in the manufacture of a medicament for treating a CNS disease or disorder, selected from the group consisting of: Parkinson’s, multiple sclerosis, epilepsy, amyotrophic lateral sclerosis, stroke, autoimmune encephalomyelitis, diabetic neuropathy, glaucomatous neuropathy, Alzheimer’s disease and Huntington’s disease.

On August 27, 2019, the Canadian Intellectual Property Office granted Canadian Patent No. 2,877,223 entitled ‘Methods of Generating Mesenchymal Stem Cells which secrete Neurotrophic Factors’. The allowed claims cover the method for generating the Mesenchymal Stem Cells Secreting Neurotrophic Factors (MSC-NTF cells).

On September 16, 2019, the United States Patent and Trademark Office (USPTO) issued a Notice of Allowance for BrainStorm’s new US Patent Application, number: 15/113,105, titled: ‘Method of Qualifying Cells’. The allowed claims cover a pharmaceutical composition for MSC-NTF cells secreting neurotrophic factors (NurOwn®) comprising a culture medium as a carrier and an isolated population of differentiated bone marrow-derived MSCs that secrete neurotrophic factors.

On October 21, 2019, the Japan Patent Office (JPO) issued a decision to Grant Japanese Patent Application, number: 2016-548691, titled: ‘Method of Qualifying Cells.’ The patent covers cell populations which are therapeutic for the treatment of ALS and the method of qualifying the cells for therapeutic use.

On December 6, 2019, the Hong Kong Patent Office sealed patent No. HK1182133 titled ‘Mesenchymal Stem Cells for the treatment of CNS Diseases’.

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

On January 29, 2020, the European Patent Office (EPO) communicated its intention to grant a European patent titled ‘Methods of Generating Mesenchymal Stem Cells which secrete Neurotrophic Factors’. Allowed claims cover the method for manufacturing MSC-NTF cells (NurOwn®).

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

Scientific and Industry Presentations in 2020

On January 12, 2020, Mr. Chaim Lebovits presented at the 3rd Annual Neuroscience Innovation Forum at the Marines’ Memorial Club in San Francisco, California.

On January 12, 2020, Dr. Ralph Kern MD MHSc participated on a Rare & Orphan Diseases Panel at the 3rd Annual Neuroscience Innovation Forum at the Marines’ Memorial Club in San Francisco, California.

On January 24, 2020, Dr. Ralph Kern MD MHSc delivered a podium presentation entitled “CIRM funded Stem Cell Clinical Trials in California – Updates” at the 10th Annual California ALS Research Summit hosted at the Cedars-Sinai Medical Center, Los Angeles, California.

On February 11, 2020, Mr. Chaim Lebovits presented at BIO CEO and Investor Conference at the Marriott Marquis in New York City, New York.

On February 17, 2020, Dr. Ralph Kern MD MHSc presented at the Noble Capital Markets’ Sixteenth Annual Investor Conference at the Hard Rock Hotel and Casino, Hollywood, Florida.

On June 8, 2020, Dr. Ralph Kern MD MHSc provided a corporate overview at the BIO Digital 2020 Virtual Conference.

On June 18, 2020, Dr. Ralph Kern MD MHSc presented a corporate overview at the Raymond James Virtual Human Health Innovations Conference.

Research and Development

The Company is reviewing the potential for clinical development of NurOwn® in several neurodegenerative disorders and neurodegenerative eye disease. Research is currently ongoing to develop additional specialized derivative cell products such as MSC-NTF derived Exosomes. Exosomes are extracellular nano-vesicles (secreted by the cells) that carry various molecular components of their cell of origin, including nucleic acids, proteins, and lipids. Exosomes can transfer molecules from one cell to another, thereby mediating cell-to-cell communication, ultimately regulating many cell processes, which are suitable for clinical applications in multiple neurodegenerative diseases. NurOwn® derived exosomes may possess unique features for the enhanced delivery of therapeutics to the brain, due to their ability to cross the blood brain barrier and to penetrate the brain and spinal cord. The research efforts are primarily focused on:

1.	Manufacturing of MSC-NTF exosomes from bone marrow derived MSC and umbilical cord derived MSC:
a.	Developing and optimizing large scale cell culture processes using bioreactors, to generate exosomes.
b.	Developing advanced scalable purification GMP methods that can be applied to commercial use.
2.	Quantification, characterization of phenotype and exosome cargo.
3.	Assessment of MSC-NTF exosomes potency and stability.
4.	Establishment of a method for exosomes modification.

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

Results of Operations

For the period from inception (September 22, 2000) through June 30, 2020, the Company has not earned any revenue from operations. The Company does not expect to earn revenue from operations in the near-term. The Company has incurred operating costs and other expenses of approximately $7,400,000 during the three months ended June 30, 2020 compared to $4,857,000 during the three months through June 30, 2019.

Research and Development Expenses:

Research and development expenses, net for the three months ended June 30, 2020 and 2019 were $5,694,000 and $3,554,000, respectively, representing an increase of $2,140,000. This increase is due to (i) an increase of $200,000 in material and other costs; (ii) an increase of $769,000 for costs related to payroll and stock-based compensation expenses; (iii) a decrease of $1,760,000 in participation of the Israel Innovation Authority (“IIA”) and CIRM, under various awarded grants and (iv) a decrease of  $900,000 in proceeds received in connection with the treatment of patients under the hospital exemption regulatory pathway. This increase was partially offset by (i) a decrease of $1,401,000 in costs related to the Phase 3 and Phase 2 Clinical Trials from $5,214,000 in three months ended June 30, 2019 to $3,813,000 for the three months period ended June 30, 2020  and (ii) a decrease of $88,000 in connection with patents, travel and other activities.

Excluding participation from IIA and CIRM under the grants and proceeds received under the hospital exemption regulatory pathway, research and development expenses decreased by $520,000 from $6,535,000 in the second quarter of 2019 to $6,015,000 in the second quarter of 2020.

General and Administrative Expenses:

General and administrative expenses for the three months ended June 30, 2020 and 2019 were $1,706,000 and $1,303,000, respectively. The increase in general and administrative expenses of $403,000 is primarily due to an increase of $453,000 in payroll and stock-based compensation, and an increase of $48,000 in rent and other costs. This increase was partially offset by the decrease of $98,000 in PR costs, consultants and travel.

Other Income and Expenses:

Financial income for the three months ended June 30, 2020 was $6,000 as compared to financial expense of $43,000 for the three months ended June 30, 2019 as a result of the adoption of the Accounting Standard Update ASU 2016-02 “Leases” and due to conversion exchange rates.

Net Loss:

Net loss for the three months ended on June 30, 2020 was $7,394,000, as compared to a net loss of $4,900,000 for the three months ended June 30, 2019. Net loss per share for the three months ended June 30, 2020 and 2019 was $0.25 and $0.23, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended June 30, 2020 was 29,274,130, compared to 21,703,001 for the three months ended June 30, 2019.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via the ATM program and through various grants.

Cash, Cash equivalents (including short-term bank deposits) amounted to approximately $16,193,000 as of June 30, 2020.

Net cash used in operating activities was $5,662,000 for the three months ended June 30, 2020. Cash used for operating activities was primarily attributed to reduction in outstanding trades payables, cost of payroll, materials for clinical trials, rent, legal expenses and PR expenses. Net cash used in investing activities was $2,070,000 for the three months ended June 30, 2020, mainly representing net increase in short-term interest-bearing bank deposits. Net cash provided by financing activities was $7,414,000 for the three months ended June 30, 2020 and is attributable to the exercise of options and sales of shares under our ATM Program.

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

At-the-market (ATM) Offerings:

On June 11, 2019, the Company entered into a Distribution Agreement with Raymond James & Associates, Inc. (“Agent”), pursuant to which the Company sold, through the Agent, shares of Common Stock having an aggregate offering price of $20,000,000 (the “June 11, 2019 ATM”) in an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, by sales made directly on the Nasdaq Capital Market. On February 21, 2020, the Company completed the sale of all remaining shares issuable under the June 11, 2019 $20 million Distribution Agreement with Raymond James & Associates, Inc. and exhausted its full ATM capacity. Under the June 11, 2019 ATM, the Company sold an aggregate of 4,141,569 shares of Common Stock at an average price of $4.83 per share, raising gross proceeds of approximately $20 million.

On March 6, 2020, the Company entered into a new Distribution Agreement with Raymond James & Associates, Inc. (“Agent”), pursuant to which the Company may sell from time to time, through the Agent, shares of Common Stock, having an aggregate offering price of up to $50,000,000 (the “March 6, 2020 ATM”). Sales under the March 6, 2020 ATM will be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agent. During the quarter ended June 30, 2020, the Company sold an aggregate of 1,162,527 shares of Common Stock pursuant to the March 6, 2020 ATM at an average price of $6.57 per share, raising gross proceeds of approximately $7.64 million. Since its inception on March 6, 2020 through the quarter ended June 30, 2020, the Company sold an aggregate of 1,499,014 shares of Common Stock at an average price of $6.27 per share, raising gross proceeds of approximately $9.40 million. From July 1, 2020 through July 31, 2020, the Company sold an aggregate of 945,082 additional shares of Common Stock pursuant to the March 6, 2020 ATM, at an average price of $14.48 per share, raising additional gross proceeds of approximately $13.69 million.

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

Company Cash Needs

Our material cash needs for the next 24 months, assuming we do not expand our clinical trials beyond the current Phase 3 ALS and Phase 2 PMS trials in the United States, and the Phase 2 AD trials in Europe will include (i) costs of the clinical trial in the U.S. and Europe, (ii) employee salaries, (iii) payments for rent and operation of the GMP facilities, and (iv) fees to our consultants and legal advisors, patents, and fees for facilities to be used in our research and development.

Management expects that the Company will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. The Company currently has sufficient cash to complete its ongoing ALS, Progressive MS and Alzheimer’s Disease clinical trials.  Over the longer term, if the Company is granted a BLA approval, additional capital raise will be needed in connection with strategic partnerships and to commercialize Nurown® for ALS, and to conduct additional trials for other indications. If the Company is not be able to raise additional capital for these purposes, management may need to slow the pace of commercialization or the Company may not be able to continue to function as a going concern. Our ability to fund these future capital requirements will depend on many factors, including the following:

●our ability to obtain funding from third parties, including any future collaborative partners;
●the scope, rate of progress and cost of our clinical trials and other research and development programs;
●the time and costs required to obtain regulatory approvals;
●the terms and timing of any collaborative, licensing and other arrangements that we may establish;
●the costs of filing, prosecuting, defending and enforcing patents, patent applications, patent claims, trademarks and other intellectual property rights;
●the effect of competition and market developments; and
●future pre-clinical and clinical trial results.

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

There were no significant changes to our critical accounting policies during the quarter ended June 30, 2020. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Outbreak of the novel strain of coronavirus, SARS-CoV-2 (COVID-19) disease, has currently impacted and may continue to adversely impact our business, including our preclinical studies and clinical trials. In December 2019, a novel strain of coronavirus, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and Israel, where the Company conducts its operations, as well as its clinical trials of NurOwn®. In response to the spread of COVID-19, to ensure the safety of our employees and continuity of business operations, we have closed our offices, with our administrative employees continuing their work remotely, restricted on-site staff, and limited the number of staff in any given research and development laboratory. Our research and development laboratories in Israel and U.S. remain open.

As of the date of this report, our U.S. Phase 2 PMS clinical trial has continued with slight delays in the pace of enrollment due to site access restrictions related to the global COVID-19 pandemic. Scheduled March and April 2020 new patient enrollments were deferred to May 2020 due to site closures related to COVID-19. As of June 2020, all the trial sites were back on track to continue with the trial. As of August 4, 2020, all 20 study participants have been enrolled in the study. The Company is currently collecting the clinical and biomarker data from treated patients. Dosing of all participants is expected to be completed in the fourth quarter of 2020.

The Phase 3 ALS clinical trial continued to provide necessary treatments to study participants despite severe constraints in the affected healthcare institutions due to COVID-19. As of July 2, 2020, the study completed dosing of all the participants in the Phase 3 ALS trial. Top-line efficacy data is expected by the end of November this year.

The Company recently announced a new clinical program focused on the development of NurOwn® as a treatment for AD. As part of the newly announced program, the Company is planning a multi-national Phase 2 clinical trial in Europe to evaluate the safety and efficacy of NurOwn® treatment in patients with prodromal to mild AD.

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

Item 5. Other Information.

During the quarter ended June 30, 2020, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Recent Sales of Unregistered Securities

Exercises of 2018 Amended Warrants: On June 6, 2018 the Company entered into Warrant Exercise Agreements with certain holders (“2018 Warrant Holders”), pursuant to which holders were issued warrants to purchase an aggregate 2,458,201 unregistered shares of Common Stock, at an exercise price of $9 per share, with an expiration date of December 31, 2020 (the “2018 Warrants”).  In connection with the issuance of the 2019 Warrants (described below), certain 2018 Warrants were amended on August 2, 2019 to reduce the exercise price to $7.00 per share and to extend the expiration date to December 31, 2021 (the “Amended 2018 Warrants”).

Between July 20, 2020 and July 24, 2020, 2018 Warrant Holders exercised an aggregate of 280,000 shares of the Amended 2018 Warrants (the “2018 Exercised Shares”), which exercises generated gross cash proceeds to the Company of $1.96 million.

The 2018 Warrants have not been registered under the Securities Act of 1933, as amended (the Securities Act), or state securities laws. The 2018 Exercised Shares have been registered for resale on the Company’s registration statement on Form S-3 (File No. 333-225995). The issuance of the 2018 Exercised Shares and 2018 Warrants was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. The Company made this determination based on the representations that each party is an “accredited investor” within the meaning of Rule 501 of Regulation D.  The Company expects to use cash received from exercises for general corporate and working capital purposes.

Exercises of 2019 Warrants: On August 2, 2019, the Company entered into Warrant Exercise Agreements with certain 2018 Warrant Holders (“2019 Warrant Holders”), pursuant to which holders were issued warrants to purchase an aggregate 842,000 shares of Common Stock (the “2019 Warrants”), at an exercise price of $7.00, with an expiration date of December 31, 2021 (the “2019 Warrants”).

Between July 15, 2020 and July 24, 2020, 2019 Warrant Holders exercised an aggregate of 620,000 shares of the 2019 Warrants (the “2019 Exercised Shares”), which exercises generated gross cash proceeds to the Company of $ 4.34 million.

The 2019 Warrants have not been registered under the Securities Act, or state securities laws. The 2019 Exercised Shares have been registered for resale on the Company’s registration statement on Form S-3 (File No. 333-233349).  The issuance of the 2019 Exercised Shares and 2019 Warrants is exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.  The Company made this determination based on the representations that each party is an “accredited investor” within the meaning of Rule 501 of Regulation D.  The Company expects to use cash received from exercises for general corporate and working capital purposes.

With the recent warrant exercises in July 2020, the Company has reduced its outstanding warrants shares to non-affiliates by approximately 37% and reduced its overall warrants shares outstanding by approximately 19%. In total, 900,000 of the 4,724,868 Company warrant shares outstanding were exercised between July 15 and July 24, 2020. 2,266,667 of the remaining 3,824,868 outstanding warrants shares are owned by affiliates of the Company.

Recent Sales Under ATM Distribution Agreement

From July 1, 2020 through July 31, 2020, the Company sold an aggregate of 945,082 additional shares of Common Stock pursuant to the March 6, 2020 ATM, at an average price of $14.48 per share, raising additional gross proceeds of approximately $13.69 million.

Item 6. Exhibits.

The following documents are filed as exhibits to this report:

Exhibit Number	Description	Filed (or Furnished) with this Form 10-Q	Incorporated by Reference Herein
			Form	Exhibit & File No.	Date Filed

10.1	Amendment to Chaim Lebovits Employment Agreement	*
10.2	Amendment to Uri Yablonka Employment Agreement	*
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*Filed herewith

‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: August 5, 2020	By:	/s/ Preetam Shah
Name: Preetam Shah
Title: EVP, Chief Financial Officer (Principal Financial Officer)