Form 10-Q
period 2020-09-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2020-10-15
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of September 30, 2020, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 31,567,592.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding BrainStorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “BrainStorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal quarter, statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2020 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broad acceptance as a treatment option for ALS or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, disruptions in our business due to the COVID-19 outbreak, including our clinical development activities, and other factors described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2019, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2020 respectively. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2019,as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2020 respectively, in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2020

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2020

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	September 30,	December 31,
	2020	2019

	U.S. $ in thousands
	Unaudited	Audited
ASSETS
Current Assets:
Cash and cash equivalents	$24,770	$536
Short-term deposit (Note 4)	4,038	33
Other accounts receivable	1,473	2,359
Prepaid expenses and other current assets (Note 5)	56	432
Total current assets	30,337	3,360

Long-Term Assets:
Prepaid expenses and other long-term assets	27	32
Operating lease right of use asset (Note 6)	1,377	2,182
Property and Equipment, Net	950	960
Total Long-Term Assets	2,354	3,174

Total assets	$32,691	$6,534

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$3,283	$14,677
Accrued expenses	917	1,000
Operating lease liability (Note 6)	1,216	1,263
Other accounts payable	1,013	714
Total current liabilities	6,429	17,654

Long-Term Liabilities:
Operating lease liability (Note 6)	284	1,103
Total long-term liabilities	284	1,103

Total liabilities	$6,713	$18,757

Stockholders’ Equity (deficit):
Stock capital: (Note 7)	12	11

Common Stock of $0.00005 par value - Authorized: 100,000,000 shares at September 30, 2020 and December 31, 2019 respectively; Issued and outstanding: 31,567,592 and 23,174,228 shares at September 30, 2020 and December 31, 2019 respectively.

Additional paid-in-capital	163,238	105,042
Accumulated deficit	(137,272)	(117,276)
Total stockholders’ equity (deficit)	25,978	(12,223)

Total liabilities and stockholders’ equity	$32,691	$6,534

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2020	2019	2020	2019

	Unaudited		Unaudited
Operating expenses:

Research and development, net (Note 8)	$13,509	$11,018	$1,867	$4,008
General and administrative	6,684	4,318	2,618	1,543

Operating loss	(20,193)	(15,336)	(4,485)	(5,551)

Financial expenses (income), net	(197)	225	3	83

Net loss	$(19,996)	$(15,561)	$(4,488)	$(5,634)

Basic and diluted net loss per share from continuing operations	$(0.70)	$(0.72)	$(0.14)	$(0.25)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	28,695,540	21,630,007	31,154,101	22,254,993

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands

(Except share data)

			Additional	Receipts on		Total
	Common stock		paid-in	account of	Accumulated	stockholders’
	Number	Amount	capital	shares	Deficit	equity (deficit)
Balance as of January 1, 2019	20,757,816	$11	$94,620	$4,408	$(94,023)	$5,016

Stock-based compensation related to warrants and stock granted to service providers	5,908	(*)	25	—	—	25
Stock-based compensation related to stock and options granted to directors and employees	39,386	(*)	312	—	—	312
Exercise and reissuance of warrants	687,500	(*)	3,368	(3,368)	—	—
Net loss	—	—	—	—	(5,027)	(5,027)
Balance as of March 31, 2019	21,490,610	11	98,325	1,040	(99,050)	326
Stock-based compensation related to stock and options granted to directors and employees	—	—	53	-	—	53
Exercise and reissuance of warrants	212,499	(*)	1,040	(1,040)	—	—
Exercise of options	5,333	(*)	5	—	—	5
Net loss	—	—	—	—	(4,900)	(4,900)
Balance as of June 30, 2019	21,708,442	11	99,423	—	(103,950)	(4,516)
Stock-based compensation related to stock and options granted to directors and employees	42,718	—	217	—	—	217
Exercise and reissuance of warrants	841,300	(*)	3,126	—	—	3,126
Exercise of options	13,332	(*)	30	—	—	30
Net loss	—	—	—	—	(5,634)	(5,634)
Balance as of September 30, 2019	22,605,792	$11	$102,796	$—	$(109,584)	$(6,777)

*    Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands

(Except share data)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Number	Amount	capital	deficit	equity (deficit)
Balance as of January 1, 2020	23,174,228	$11	$105,042	$(117,276)	$(12,223)

Stock-based compensation related to stock and options granted to directors and employees	54,956	(*)	390	—	390
Issuance of shares in at-the-market (ATM) offering (Note 7)	3,935,320	1	18,971	—	18,972
Issuance of shares and warrants in Registered Direct Offering (Note 7)	1,250,000	(*)	9,957	—	9,957
Exercise of options	9,333	(*)	29	—	29
Net loss	—	—	—	(8,114)	(8,114)
Balance as of March 31, 2020	28,423,837	12	134,389	(125,390)	9,011
Stock-based compensation related to stock and options granted to directors and employees	79,491	(*)	791	—	791
Issuance of shares in at-the-market (ATM) offering (Note 7)	1,162,527	(*)	7,411	—	7,411
Exercise of options	4,000	(*)	3	—	3
Net loss	—	—	—	(7,394)	(7,394)
Balance as of June 30, 2020	29,669,855	12	142,594	(132,784)	9,822
Stock-based compensation related to stock and options granted to directors and employees	45,797	(*)	1,017	—	1,017
Issuance of shares in at-the-market (ATM) offering (Note 7)	947,627	(*)	13,307	—	13,307
Exercise of options	4,313	(*)	20	—	20
Exercise of warrants	900,000	(*)	6,300	—	6,300
Net loss	—	—	—	(4,488)	(4,488)
Balance as of September 30, 2020	31,567,592	$12	$163,238	$(137,272)	$25,978

*    Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2020	2019	2020	2019
Cash flows from operating activities:

Net loss	$(19,996)	$(15,561)	$(4,488)	$(5,634)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	155	114	56	37
Shares and options granted to service providers	—	25	—	—
Stock-based compensation related to options granted to employees and directors	2,198	582	1,017	217
Changes in operating lease liability	(61)	187	(11)	49
Decrease (increase) in other accounts receivable and prepaid expenses	1,267	938	(1,095)	290
Increase (decrease) in trade payables	(11,394)	4,596	(1,321)	379
Increase (decrease) in other accounts payable and accrued expenses	216	1,150	(1,082)	1,036

Total net cash used in operating activities	$(27,615)	$(7,969)	$(6,924)	$(3,626)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2020	2019	2020	2019
Cash flows from investing activities:

Purchase of property and equipment	(145)	(127)	(88)	(102)
Changes in short-term deposit	(4,005)	6,088	2	1,541
Total net cash provided by (used in) investing activities	$(4,150)	$5,961	$(86)	$1,439

Cash flows from financing activities:
Proceeds from exercise of options	52	35	20	30
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 7)	39,690	—	13,307	—
Proceeds from exercise of warrants	6,300	—	6,300	—
Exercise and reissuance of warrants	—	3,126	—	3,126
Proceeds from issuance of shares and warrants in Registered Direct Offering (Note 7)	9,957	—	—	—
Total net cash provided by financing activities	$55,999	$3,161	$19,627	$3,156

Increase in cash and cash equivalents	24,234	1,153	12,617	969

Cash and cash equivalents at the beginning of the period	$536	$942	$12,153	$1,126

Cash and cash equivalents at end of the period	$24,770	$2,095	$24,770	$2,095

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

A.	Brainstorm Cell Therapeutics, Inc. (the “Company”) was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all the research and development activities of the Company. BCT formed wholly owned subsidiaries Brainstorm Cell Therapeutics UK Ltd., in the United Kingdom on February 19, 2013 (currently inactive), Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019.

The Company’s Common Stock is publicly traded on the Nasdaq Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. ("Ramot"), (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amyotrophic Lateral Sclerosis (ALS, also known as Lou Gehrig’s Disease), Progressive Multiple Sclerosis (PMS), Alzheimer's disease (AD) and other neurodegenerative diseases. The Company developed a proprietary manufacturing process, called NurOwn®, for the propagation of autologous (‘self’) Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then administered by intrathecal injection at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases.
C.	NurOwn® is in late-stage clinical development for the treatment of ALS. The Company has completed two single dose clinical trials of NurOwn® in Israel, a Phase 1/2 trial with 12 patients and a Phase 2a trial with additional 12 patients. In July 2016 the Company announced the results of its Phase 2 trial which was conducted in three major medical centers in the US. This single dose trial included 48 patients randomized in a 3:1 ratio to receive NurOwn® or placebo.
D.	The Company has made significant progress in the past 12 months advancing NurOwn®, its late stage differentiated autologous mesenchymal stem cell therapy, into a 200 patient Phase 3 trial for the treatment of ALS. Enrollment in this randomized, double-blind, placebo-controlled, multi-dose clinical trial of NurOwn® for ALS was completed in October 2019 and the trial continued to provide necessary treatments to study participants despite severe constraints in the affected healthcare institutions due to COVID-19. As of July 2, 2020, the study completed dosing of all participants in the Phase 3 ALS trial. Topline data from this trial is expected by the end of November this year. This Phase 3 trial builds upon the promising efficacy seen in prior trials including the randomized Phase 2 trial conducted in the U.S.
E.	The Phase 3 ALS trial pre-specified interim safety analysis by an independent Data Safety Monitoring Board (DSMB) was successfully completed in August 2018. The DSMB successfully completed its second pre-specified interim analysis of safety outcomes for 106 participants treated with NurOwn® in the Phase 3 ALS trial on October 28, 2019.
F.	On December 15, 2018, the Company was granted FDA clearance for its NurOwn® IND Application for Progressive Multiple Sclerosis (PMS) indication (ClinicalTrials.gov Identifier NCT03799718). The U.S. Phase 2 PMS trial faced slight delays in enrollment due to the COVID-19 pandemic. Scheduled March and April 2020 new participant enrollments were deferred to May 2020 due to site closures related to COVID-19. As of June 2020, all the trial sites were back on track to continue with the trial. All 20 study participants have been enrolled in the study. The Company is currently completing the collection of clinical and biomarker data from treated patients as specified in the protocol. Dosing of all participants is expected to be completed in the fourth quarter of 2020.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 – GENERAL (Cont.):

G.	On June 24, 2020, the Company announced a new clinical program focused on the development of NurOwn® as a treatment for AD. As part of the newly announced program, the Company is planning a multi-national Phase 2 clinical trial in Europe to evaluate the safety and preliminary efficacy of NurOwn® treatment in patients with prodromal to mild AD.
H.	The Company received Good Manufacturing Practice (GMP) approval from the Israel Ministry of Health (MoH) for our Israeli contract manufacturing facility at the Hadassah Medical Center in Jerusalem. The GMP certificate confirms the Company's manufacturing site compliance with Israeli GMPs which are recognized as equivalent to EU standards.

GOING CONCERN:

Since its inception, the Company has devoted substantially all of its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The extent of the Company's future operating losses and the timing of becoming profitable are uncertain.

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

Management expects that the Company will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. The Company currently has sufficient cash to complete its ongoing Phase 3 ALS, Phase 2 PMS and Phase 2 AD clinical trials. Over the longer term, if the Company is granted a BLA approval, additional capital raise will be needed in connection with strategic partnerships and to commercialize Nurown® for ALS, and to conduct additional trials for other indications. If the Company is not able to raise additional capital for these purposes, management may need to slow the pace of commercialization or the Company may not be able to continue to function as a going concern. The Company's consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Cont.):

Operating results for the nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

NOTE 3 - RESEARCH AND LICENSE AGREEMENT

In 2004, the Company entered into a Research and License Agreement, as amended and restated, with Ramot (the “License Agreement”). Pursuant to the remuneration terms of the License Agreement, the Company has agreed to pay Ramot royalties on Net Sales of the Licensed Product as follows:

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

NOTE 4 - SHORT TERM DEPOSITS

Short term deposits on September 30, 2020 and December 31, 2019 include bank deposits bearing annual interest rates varying from 0.15%to 1.75%, with maturities of up to 12 months as of September 30, 2020 and December 31, 2019.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 5 - PREPAID EXPENSES

In November 2017 the Company contracted with City of Hope’s Center for Biomedicine and Genetics ("COH") to produce clinical supplies of NurOwn® adult stem cells for the Company’s ongoing Phase 3 clinical study. In 2017 the Company paid COH $2,665 in an advance payment. The advance was recorded as prepaid expense and is amortized over the term of the agreement. As of December 31, 2019, $276 were recorded as current prepaid expense. As of September 30, 2020, the prepaid expenses from COH advance payment were fully reduced.

NOTE 6 - LEASES

On January 1, 2019 the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at the beginning of the period of adoption. Leases existing for the reporting period beginning January 1, 2019 are presented under ASU 2016-02. The Company leases facilities, clinical research rooms, and vehicles under operating leases. At September 30, 2020, the Company’s ROU assets and lease liabilities for operating leases totaled $1,377 and $1,500, respectively. The impact of adopting the new lease standard was not material to the Company’s condensed consolidated statement of operations for the periods presented.

Supplemental cash flow information related to operating leases was as follows (unaudited):

Nine Months Ended
September 30,
2020
Cash payments for operating leases	$979
New operating lease assets obtained in exchange for operating lease liabilities	$1,377

As of September 30, 2020, the Company’s operating leases had a weighted average remaining lease term of 1.24 years and a weighted average discount rate of 8.25%. Future lease payments under operating leases as of September 30, 2020 were as follows (unaudited):

Operating Leases
Remainder of 2020	$328
2021	1,252
Total future lease payments	1,580
Less imputed interest	(80)
Total lease liability balance	$1,500

NOTE 7 - STOCK CAPITAL

The rights of Common Stock are as follows:

Holders of the Company’s Common Stock have the right to receive notice to participate and vote in general meetings of the Company, the right to a share in the excess of assets upon liquidation of the Company and the right to receive dividends, if declared.

Private placements and public offerings:

2018 Warrant Exercise Agreement:

On June 6, 2018, the Company entered into a Warrant Exercise Agreement (the “2018 Warrant Exercise Agreement”) with certain holders (the “2018 Warrant Holders”) of warrants (the “2015 Warrants”) to purchase Common Stock. The 2015 Warrants were originally issued in the Company’s January 8, 2015 private placement. Pursuant to the 2018 Warrant Exercise Agreement, the 2018 Warrant Holders exercised their 2015 Warrants for a total of 2,458,201 shares of Common Stock at an amended exercise price of $5 per share. The warrant exercises generated gross cash proceeds to the Company of $12.3 million. In addition, the Company issued new warrants to the 2018 Warrant Holders to purchase an aggregate 2,458,201 unregistered shares of Common Stock, at an exercise price of $9.00, with an expiration date of December 31, 2020 (the “2018

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 - STOCK CAPITAL (Cont.):

Warrants”). In connection with the issuance of the 2019 Warrants (described below), certain 2018 Warrants were amended on August 2, 2019 to reduce the exercise price to $7.00 per share and to extend the expiration date to December 31, 2021 (the “Amended 2018 Warrants”).

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

2019 Warrant Exercise Agreement:

On August 2, 2019, the Company entered into a Warrant Exercise Agreement which generated gross cash proceeds to the Company of approximately $3.3 million. Pursuant to the agreement, certain holders (the “2019 Warrant Holders”) of the 2018 Warrants agreed to exercise 842,000 shares of Common Stock of their 2018 Warrants, at an amended exercise price of $3.90 per share, and the Company agreed to issue new warrant shares to the Holders to purchase 842,000 shares of Common Stock (the “2019 Warrants”), at an exercise price of $7.00, with an expiration date of December 31, 2021. The 2018 Warrants held by the 2019 Warrant Holders, to the extent not exercised, were also amended to reduce the exercise price to $7.00 per share and to extend the expiration date to December 31, 2021 (the “Amended 2018 Warrants”).

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

At-the-market (ATM) Offerings:

On June 11, 2019, the Company entered into a distribution agreement with Raymond James & Associates, Inc. ("Raymond James"), pursuant to which the Company sold, through the Raymond James, shares of Common Stock having an aggregate offering amount of $20,000,000 (the "June 11, 2019 ATM") in an "at the market" offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, by sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and Raymond James.

On March 6, 2020, the Company entered into a new distribution agreement with Raymond James (the “Agent”), pursuant to which the Company was able to sell from time to time, through the Agent, shares of Common Stock, having an aggregate offering price of up to $50,000,000 (the “March 6, 2020 ATM”). Sales under the March 6, 2020 ATM were made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and Raymond James. During the quarter ended September 30, 2020, the Company sold an aggregate of 947,627 shares of Common Stock pursuant to the March 6, 2020 ATM at an average price of $14.48 per share, raising gross proceeds of approximately $13.71 million.

On September 25, 2020, the Company entered into an Amended and Restated Distribution Agreement (the “Distribution Agreement”) with SVB Leerink LLC (“Leerink”) and Raymond James & Associates (together with Leerink, the “Agents”) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $45,000,000, which aggregate amount includes amount unsold pursuant to the March 6, 2020 ATM (the “September 25, 2020 ATM”). Sales under the September 25, 2020 ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. The Distribution Agreement amends and restates in its entirety the Company’s prior agreement with Raymond James entered on March 6, 2020 (the “March 6, 2020 ATM”). The Company previously sold 2,446,641 shares of Common Stock for gross proceeds of approximately $23.11 million of Common Stock under the March 6, 2020 ATM.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 - STOCK CAPITAL (Cont.):

The Company has no obligation under the September 25, 2020 ATM to sell any shares and may at any time suspend sales or terminate the September 25, 2020 ATM in accordance with its terms. Subject to the terms and conditions of the Distribution Agreement, the Agents will use their commercially reasonable efforts to sell on the Company’s behalf, from time to time consistent with its normal sales and trading practices, such Shares based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company has provided the Agents with customary indemnification rights, and the Agents will be entitled to a fixed commission of 3.0% of the aggregate gross proceeds from the Shares sold. The Distribution Agreement contains customary representations and warranties, and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. Shares sold under the ATMs are issued pursuant to the Company’s existing Shelf Registration Statement, and the Prospectus Supplement to the Registration Statements filed June 11, 2019, March 6, 2020 and September 25, 2020, respectively.

Registered Direct Offering:

On March 6, 2020, the Company entered into and closed a $10.0 million registered direct offering of 1,250,000 shares of common stock at a per share purchase price equal to $8.00.  The purchaser also received a three-year warrant to purchase up to 250,000 shares of Common Stock at any exercise price of $15.00 per share.

Since its inception and as of September 30, 2020 the Company raised approximately $121 million, gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

Stock Plans:

As of September 30, 2020, the Company had outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

As of September 30, 2020, 1,232,613 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 - STOCK CAPITAL (Cont.):

These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified period. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. The Company granted stock options to purchase 698,666 shares during the nine months ended September 30, 2020.

Stock options fair value assumptions for the stock options granted during the nine months ended September 30, 2020 are as follows:

	For the Nine
	months ended
	September 30,
	2020
Option life (years)	10
Risk free interest rate	0.33%-1.73%
Dividend yield	0
Expected volatility	58%-63%
Expected life (years)	5.04 -5.50	years

A summary of the Company's option activity related to options to employees and directors, and related information as of September 30, 2020 is as follows:

	For the Nine months ended
	September 30, 2020
		Weighted
		average	Aggregate
	Amount of	exercise	intrinsic
	options *	price	value
		$	$
Outstanding at December 31, 2019	1,293,007	3.0142
Granted	698,666	7.1448
Exercised	(17,646)	2.9267
Cancelled	(4,000)	3.7500
Outstanding at September 30, 2020	1,970,027	3.9676	25,516,661
Exercisable at September 30, 2020	829,027	1.7226	12,599,092

*    Represents Employee Stock Options only (not including RSUs).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company's shares on September 30, 2020, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the nine months ended September 30, 2020 and 2019 amounted to $2,198 and $582, respectively.

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

			Weighted Average
			Remaining
	Number of Shares	Weighted Average	Contractual
	of Restricted	Grant Date Fair	Term
	Stock	Value	(Years)
Nonvested as of December 31, 2019	201,385	4.00	1.95
Granted	180,410	8.47
Vested	109,781	4.93
Nonvested as of September 30, 2020	272,015	6.58	1.30

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the three months ended September 30, 2020 amounted to $441.

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Nine months ended
	September 30,
	2020	2019
Research and development	1,065	91
General and administrative	1,133	516
Total stock-based compensation expense	2,198	607

NOTE 8 - RESEARCH AND DEVELOPMENT, NET

Composition:

	Nine months ended
	September 30,
	2020	2019
Research and development	17,146	17,397
Less: Participation by CIRM	(1,862)	(3,290)
Less: Participation by Israeli Hospital Exemption regulatory pathway	(816)	(2,412)
Less: Participation by the Israel Innovation Authorities	(885)	(618)
Less: Participation by other grants	(74)	(59)
	13,509	11,018

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 9 – SUBSEQUENT EVENTS

In December 2019, a novel strain of coronavirus, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, Europe and Israel, where the Company conducts its operations, as well as its clinical trials for NurOwn®. In response to the spread of COVID-19 and to ensure safety of employees and continuity of business operations, we closed our offices, with our administrative employees continuing their work remotely and limited the number of staff in any given research and development laboratory. Our research and development laboratory in Israel and manufacturing sites in the U.S. and in Israel remain open.

As of June 20, 2020, all the trial sites for the Company’s U.S. Phase 2 PMS trial were back on track to continue with the trial. All 20 study participants have been enrolled in the study. The Company is currently completing the collection of clinical and biomarker data from treated patients as specified in the protocol. Dosing of all participants is expected to be completed in the fourth quarter of 2020.

The Phase 3 ALS clinical trial continued to provide necessary treatments to study participants despite severe constraints in the affected healthcare institutions due to COVID-19. As of July 2, 2020, the study completed dosing of all the participants in the Phase 3 ALS trial. The Phase 3 ALS trial is expected to generate top-line data by the end of November this year.

On June 24, 2020, the Company announced a new clinical program focused on the development of NurOwn® as a treatment for AD. As part of the newly announced program, the Company is planning a multi-national Phase 2 clinical trial in Europe to evaluate the safety and preliminary efficacy of NurOwn® treatment in patients with prodromal to mild AD.

From September 25, 2020 through October 14, 2020, the Company sold an aggregate of 294,723 additional shares of Common Stock pursuant to the September 25, 2020 ATM, at an average price of $17.21 per share, raising gross proceeds of approximately $5.07 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

●	BrainStorm Cell Therapeutics Inc. is a leading biotechnology company committed to the development and commercialization of best-in-class autologous cellular therapies for the treatment of neurodegenerative diseases including: Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease); Progressive Multiple Sclerosis (“PMS”); Alzheimer's disease (AD); and other neurodegenerative diseases.
●	NurOwn® leverages innovative and proprietary cell culture methods to induce autologous bone marrow-derived mesenchymal stem cells (MSCs) to secrete high levels of neurotrophic factors (NTFs), modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function.
●	NurOwn® is currently being evaluated in Phase 3 ALS, Phase 2 PMS and Phase 2 AD clinical trials. Enrollment for the U.S. Phase 3 ALS trial was completed in October 2019 and the trial continued to provide necessary treatments to study participants despite severe constraints in the affected healthcare institutions due to COVID-19. As of July 2, 2020, the study completed dosing of all participants in the Phase 3 ALS trial. The Phase 3 ALS trial is expected to generate top-line data by the end of November this year. The U.S. Phase 2 PMS trial faced slight delays in enrollment due to the COVID-19 pandemic. Scheduled March and April 2020 new participant enrollments were deferred to May 2020 due to site closures related to COVID-19. As of June 2020, all the trial sites were back on track to continue with the trial. All 20 study participants have been enrolled in the study. The Company is currently completing the collection of clinical and biomarker data from treated patients as specified in the protocol. Dosing of all participants is expected to be completed in the fourth quarter of 2020. On June 24, 2020, the Company announced a new clinical program focused on the development of NurOwn® as a treatment for AD. As part of the newly announced program, the Company is planning a multi-national Phase 2 clinical trial in Europe to evaluate the safety and preliminary efficacy of NurOwn® treatment in patients with prodromal to mild AD.
●	Our wholly owned Israeli subsidiary, BrainStorm Cell Therapeutics Ltd. (“Israeli Subsidiary”), holds exclusive rights to commercialize NurOwn® technology through a licensing agreement with Ramot (“Ramot”), the technology transfer company of Tel Aviv University, Israel.
●	The Israeli Subsidiary was granted approval by the Israeli Ministry of Health (“MoH”) to treat ALS patients with NurOwn® under the Hospital Exemption Pathway (“HE”).
●	NurOwn® has a strong and comprehensive intellectual property portfolio.
●	NurOwn® was granted Fast Track designation by the U.S. Food and Drug Administration (FDA) and Orphan Drug status by the FDA and the European Medicines Agency (EMA) for ALS. For more information, visit BrainStorm’s website at www.brainstorm-cell.com.
●	The Company has been granted Small and Medium-Sized Enterprise (SME) status by the European Medicines Agency's (EMA) Micro, Small and Medium-Sized Enterprise (SME) office.
●	BrainStorm Cell Therapeutics Inc. currently employs 44 employees in the United States and in Israel. Most of the senior management team is based in the United States, and all of BrainStorm’s ongoing clinical trial sites for ALS and PMS are in the United States. The clinical trial sites for BrainStorm's AD trial will be in Europe. BrainStorm’s R&D center is located in Petach Tikva, Israel. In addition, the Company currently leases a GMP certified manufacturing facility in Jerusalem, Israel and has won a public tender to lease a new cleanroom facility, which includes three state-of-the-art cleanrooms, at the Tel Aviv Sourasky Medical Center to manufacture NurOwn® mainly for expanding the company's production capacity into The European Union (EU) and the local Israeli market.

●	The Outbreak of the novel strain of coronavirus, SARS-CoV-2 (COVID-19) disease and Its Impact:

The Outbreak of the novel strain of coronavirus, SARS-CoV-2 (COVID-19) disease has currently impacted and may continue to adversely impact our business, including our preclinical studies and clinical trials. In December 2019, a novel strain of coronavirus, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, Europe and Israel, where the Company conducts its operations, as well as its clinical trials for NurOwn®. In response to the spread of COVID-19 and to ensure safety of employees and continuity of business operations, we closed our offices, with our administrative employees continuing their work remotely and limited the number of staff in any given research and development laboratory. Our research and development laboratory in Israel and manufacturing sites in U.S. and in Israel  remain open.

As of June 20, 2020, all the trial sites for our U.S. Phase 2 PMS trial were back on track to continue with the trial. All 20 study participants have been enrolled in the study. The Company is currently completing the collection of clinical and biomarker data from treated patients as specified in the protocol. Dosing of all participants is expected to be completed in the fourth quarter of 2020.

The Phase 3 ALS clinical trial continued to provide necessary treatments to study participants despite severe constraints in the affected healthcare institutions due to COVID-19. As of July 2, 2020, the study completed dosing of all the participants in the Phase 3 ALS trial. The Phase 3 ALS trial is expected to generate top-line data by the end of November this year.

We recently announced a new clinical program focused on the development of NurOwn® as a treatment for AD. As part of the newly announced program, the Company is planning a multi-national Phase 2 clinical trial in Europe to evaluate the safety and preliminary efficacy of NurOwn® treatment in patients with prodromal to mild AD.

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

Recent Highlights

●	We have made significant progress in the past 12 months advancing the NurOwn® ALS Phase 3 clinical trial at all 6 U.S. investigative sites (Mass General Hospital, UMass, Mayo Clinic, CPMC, Cedars Sinai and UC Irvine). This clinical trial builds upon promising efficacy seen in three prior early-stage ALS clinical trials, including a U.S. randomized placebo-controlled Phase 2 trial. Enrollment for NurOwn® ALS Phase 3 trial was completed in October 2019 and dosing of all participants in the trial was completed as of July 2, 2020. The trial is expected to generate top-line data by the end of November this year to support an U.S. Food and Drug Administration (FDA) BLA filing.
●	On February 11, 2020, we announced that we recently held a high-level meeting with the FDA to discuss potential NurOwn® regulatory pathways for approval in ALS. In the planned meeting with senior Center for Biologics Evaluation and Research (CBER) leadership and several leading U.S. ALS experts, the FDA confirmed that the fully enrolled Phase 3 ALS trial is collecting relevant data critical to the assessment of NurOwn® efficacy. The FDA indicated that they would look at the "totality of the evidence" in the expected Phase 3 clinical trial data. Furthermore, based on their detailed data assessment, they are committed to working collaboratively with us to identify a regulatory pathway forward, including opportunities to expedite statistical review of the data from the Phase 3 trial.

●	We were granted FDA approval in December 2018 for the IND Application of NurOwn® in Progressive Multiple Sclerosis (PMS). The study entitled ‘A Phase 2, open-label, multicenter study to evaluate the safety and efficacy of repeated administration of NurOwn® (Autologous Mesenchymal Stem Cells Secreting Neurotrophic Factors; MSC-NTF cells) in participants with Progressive Multiple Sclerosis (PMS)’ is ongoing at 5 leading U.S. Multiple Sclerosis centers. The Phase 2 PMS trial faced slight delays in enrollment due to the COVID-19 pandemic. Scheduled March and April 2020 new patient enrollments were deferred to May 2020 due to site closures related to COVID-19. As of June 2020, all the trial sites were back on track to continue with the trial. All 20 study participants have been enrolled in the study. The Company is currently completing the collection of clinical and biomarker data from treated patients as specified in the protocol. Dosing of all participants is expected to be completed in the fourth quarter of 2020.
●	On March 6, 2020, we entered into a distribution agreement with Raymond James & Associates, Inc., pursuant to which we were able to sell from time to time, through the Agent, shares of Common Stock, having an aggregate offering price of up to $50,000,000 (the “March 6, 2020 ATM”). Sales under the March 6, 2020 ATM were made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and Raymond James. During the quarter ended September 30, 2020, the Company sold an aggregate of 947,627 shares of Common Stock pursuant to the March 6, 2020 ATM at an average price of $14.48 per share, raising gross proceeds of approximately $13.71 million.
●	On March 7, 2019, the Israeli MoH approved our treatment of up to 13 ALS patients with NurOwn® under the Israeli Hospital Exemption (HE) regulatory pathway. This approval expired on March 7, 2020. Ichilov Hospital and the Company have since then received approval from the MoH for the extension of the program. Based on the approval, the Company has enrolled 12 out of the first 13 patients under the HE regulatory pathway as of September 30, 2020 and intends to enroll the maximum number of patients that have been approved. The Company is currently collecting clinical data for patients who have already received treatment at the Ichilov Hospital. Thus far, the Company has received $3.4 million in gross proceeds in connection with the treatment of the aforementioned patients.
●	On April 3, 2020, we announced that our wholly owned subsidiary, BrainStorm Cell Therapeutics Ltd., has been awarded a non-dilutive grant of approximately $1.5 million by the Israel Innovation Authority (IIA). The grant enables the Company to continue development of advanced cellular manufacturing capabilities, furthers the development of MSC-derived exosomes as a novel therapeutic platform, and will ultimately enable BrainStorm to expand its therapeutic pipeline in neurodegenerative disorders. As of September 30, 2020, the Company has received $658,000 out of the $1.5 million awarded.
●	On May 4, 2020, we announced new data highlighting the immunomodulatory effects of NurOwn® on B and T regulatory function in an online supplement to peer reviewed journal ‘Neurology’.
●	On May 7, 2020, we announced we will be leasing of a new cleanroom facility, which includes three state-of-the-art cleanrooms, at the Tel Aviv Sourasky Medical Center to manufacture NurOwn® for The European Union (EU). The new facility will significantly increase our capacity to manufacture and ship its product into the EU and the local Israeli market. The cleanroom facility is part of Sourasky’s Institute for Advanced Cellular Therapies.
●	On June 9, 2020, we announced that The ALS Association and I AM ALS have awarded us a combined grant of $500,000 to support an ALS biomarker research study.
●	On June 15, 2020, we announced that we have been granted Small and Medium-Sized Enterprise (SME) status by the European Medicines Agency’s (EMA) Micro, Small and Medium-Sized Enterprise (SME) office.
●	On June 24, 2020, we announced a new clinical program focused on the development of NurOwn® as a treatment for AD. As part of the newly announced program, we are planning a multi-national Phase 2 clinical trial in Europe to evaluate the safety and preliminary efficacy of NurOwn® treatment in patients with prodromal to mild AD. The 52-week, open-label, proof-of-concept clinical trial in Europe is designed to evaluate NurOwn® in 40 participants with prodromal to mild AD. It is currently expected to be conducted at the VU University Medical Center (Amsterdam), Pitié-Salpêtrière Hospital (Paris), and other clinical trial sites in the Netherlands and France.
●	On June 29, 2020, our Company’s shares joined the Russell 2000® Index and the broad-market Russell 3000® Index.
●	On July 1, 2020, we received a non-dilutive bonus payment of $700,000 from California Institute for Regenerative Medicine (CIRM) for treating more California participants than originally proposed in our Phase 3 ALS trial.

●	On July 8, 2020, we hosted a KOL webinar to discuss our NurOwn® Phase 2 AD Program. The webinar featured presentations by two lead investigators in our planned European Phase 2 trial: Philip Scheltens, M.D., Ph.D., Professor of Cognitive Neurology and Director of the Alzheimer Centre at the VU University Medical Center in Amsterdam, Netherlands; and Bruno Dubois, M.D., Ph.D., Professor of Neurology at the Neurological Institute of the Salpétrière University Hospital in Paris, France.
●	On July 23, 2020, we announced a groundbreaking pre-clinical study of NurOwn® derived Exosome-based treatment for COVID-19 ARDS. Intratracheal administration of exosomes extracted from MSC’s using NurOwn® technology resulted in statistically significant improvement in multiple lung parameters in a mouse model. With this study, the Company has successfully completed its first milestone in developing an innovative exosome-based platform-technology for the treatment severe COVID-19 infection.
●	On August 19, 2020, we announced the publication of a Letter to the Editor titled, "Effects of MSC-NTF cells on T and B regulatory cell function in ALS" in the journal Amyotrophic Lateral Sclerosis and Frontotemporal Degeneration.
●	On August 25, 2020, we announced the acceptance of a clinical abstract documenting an association between magnetic resonance imaging (MRI) measures and functional improvement in a prospective natural history cohort of patients with progressive multiple sclerosis (PMS) matched to the NurOwn® Phase 2 inclusion criteria. The data was presented as a poster on September 11-13 at the eighth joint virtual meeting of the Americas Committee for Treatment and Research in Multiple Sclerosis (ACTRIMS) and the European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS) and will be important in the analysis of our Phase 2 outcomes.
●	On September 2, 2020, we announced the appointment of Anthony P. Waclawski, Ph.D. as Executive Vice President, Global Head of Regulatory Affairs to further strengthen its regulatory expertise and capabilities as our ALS Phase 3 clinical trial nears completion in Q4, 2020. Dr. Waclawski is an industry veteran and a recognized leader in regulatory affairs with over 35 years of multinational experience in the FDA regulatory approval process, including Biologics License Applications (BLAs), New Drug Applications (NDAs), and FDA Advisory Committees.
●	On September 16, 2020, we announced that the Japanese Patent Office (JPO) has granted Brainstorm's Japanese Patent, number: 6,753,887, titled: “Methods of Generating Mesenchymal Stem Cells Which Secrete Neurotrophic Factors”.
●	On September 25, 2020, we entered into an Amended and Restated Distribution Agreement (the “Distribution Agreement”) with SVB Leerink LLC (“Leerink”) and Raymond James & Associates, Inc. (“Raymond James” and, together with Leerink, the “Agents”) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $45,000,000, which aggregate amount includes amount unsold pursuant to the March 6, 2020 ATM (the “September 25, 2020 ATM”). Sales under the September 25, 2020 ATM are made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. The Distribution Agreement amends and restates in its entirety the Company’s prior agreement with Raymond James entered on March 6, 2020 (the “March 6, 2020 ATM”). The Company previously sold 2,446,641 shares of Common Stock for gross proceeds of approximately $23.11 million of Common Stock under the March 6, 2020 ATM.
●	On September 29, 2020, we announced the appointment of William K. White as Senior Vice President, Head of Market Access and Pricing. Mr. White has more than 25 years' experience in leading successful product commercialization and securing market access for innovative new medicines. Mr. White was most recently Vice President of Patient and Market Access at Avexis, now Novartis Gene Therapies. While at Avexis, he led a large team responsible for securing reimbursement and developing patient support services with national and regional insurers and state Medicaid payers. His work in developing and implementing the market access strategy for AVXS-101/Zolgensma® helped to expedite delivery of a novel new treatment to an underserved patient population and helped the company transition to the commercial stage.
●	On September 30, 2020, we announced the presentation of a poster titled, "Advancing NurOwn® for ALS: Phase 3 Clinical Trial Design" at the Annual Northeast ALS (NEALS) Virtual Meeting.

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

Results of this Phase 2 Study were published in the peer reviewed Journal ‘Neurology’ in December 2019, entitled “NurOwn®, Phase 2, Randomized, Clinical Trial in Patients With ALS: Safety, Clinical, and Biomarker Results”.

Key findings from the trial were as follows:

●	The study achieved its primary objective, demonstrating that NurOwn® transplantation was safe and well-tolerated. There were no discontinuations from the trial due to AEs and there were no deaths in the study. The most common adverse events (of mild or moderate severity), were transient procedure-related AEs such as headache, back pain, pyrexia arthralgia and injection-site discomfort, which were more commonly seen in the NurOwn®-treated participants compared to placebo.
●	NurOwn® achieved multiple secondary efficacy endpoints, showing evidence of a clinically meaningful benefit. Notably, response rates in the ALS functional rating scale (48-point ALSFRS-R outcome measure) were higher in NurOwn®-treated participants, compared to placebo, at all study timepoints over 24 weeks.
●	A pre-specified responder analysis examined percentage improvements in the post treatment ALSFRS-R slope (change/month) compared to pre-treatment slope and demonstrated that a higher proportion of NurOwn® treated participants achieved a 100% improvement in the post-treatment vs. pre-treatment slope, compared to the placebo group. This analysis also demonstrated that a higher proportion of the NurOwn® treated participants achieved a 1.5 point per month or greater improvement in the post-treatment vs. pre-treatment ALSFRS-R slope, compared to the placebo group.
●	The beneficial treatment effects were greater in the rapid progressor subgroup (in which pretreatment ALSFRS-R declined by 2 or more points in the three months pre-treatment).

●	As an important confirmation of NurOwn®’s mechanism of action, levels of neurotrophic factors and inflammatory markers were measured in the cerebrospinal fluid (“CSF”) samples collected from participants pre and two weeks post treatment. In the CSF samples of those participants treated with NurOwn®, statistically significant increases in levels of neurotrophic factors VEGF, HGF and LIF and a statistically significant reduction in inflammatory markers MCP-1, SDF-1 and CHIT-1 were observed post-transplantation. Furthermore, the observed reduction in inflammatory markers correlated with ALS functional improvements. These clinical-biomarker correlations were not seen in placebo-treated participants, consistent with the proposed combined neuroprotective and immunomodulatory mechanism of action of NurOwn® in ALS.
●	In summary, a higher proportion of NurOwn® treated participants, particularly those with more rapid disease progression, experienced stabilization or improvement in ALS function, as measured by the post-treatment vs. pre-treatment ALSFRS-R slope change. These are new and meaningful ALS clinical observations that are being evaluated in the ongoing Phase 3 study using repeat dosing in ALS rapid progressors.

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

Patient Access Programs (ALS)

The Company, working collaboratively with the Tel Aviv Sourasky Medical Center (Ichilov Hospital), was approved on March 7, 2019 to treat up to 13 ALS patients with NurOwn®, under the Israel Hospital Exemption regulatory pathway for Advanced Therapy Medicinal Products (ATMP), which was adopted by the Israeli Ministry of Health (MoH) from the European Medicine Agency (EMA) regulation. This pathway enables the Company to make NurOwn® accessible to ALS patients in Israel, for a fee. This approval expired on March 7, 2020. Ichilov Hospital and the Company has since then received approval from the MoH for the extension of the program. Based on the approval, the Company has enrolled 12 out of the first 13 patients under the HE regulatory pathway as of June 30, 2020 and intends to enroll the maximum number of patients that have been approved. The Company is currently collecting clinical data for patients who have already received treatment at the Ichilov Hospital. Thus far, the Company has received $3.4 million in gross proceeds in connection with the treatment of the aforementioned patients.

NurOwn® in Progressive Multiple Sclerosis

On December 15, 2018, the FDA approved the Company's IND to conduct a Phase 2 open label trial of repeated intrathecal administration of NurOwn® in Progressive Multiple Sclerosis (www.clinicaltrials.gov Identifier NCT03799718). The study entitled ‘A Phase 2, open-label, multicenter study to evaluate the safety and efficacy of repeated administration of NurOwn® (Autologous Mesenchymal Stem Cells Secreting Neurotrophic Factors; MSC-NTF cells) in participants with Progressive Multiple Sclerosis (PMS)’ was designed to recruit 20 PMS participants at 5 leading US MS centers.

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

The Phase 2 PMS trial faced slight delays in enrollment due to the COVID-19 pandemic. Scheduled March and April 2020 new participant enrollments were deferred to May 2020 due to site closures related to COVID-19. As of June 2020, all the trial sites were back on track to continue with the trial. All 20 study participants have been enrolled in the study. The Company is currently completing the collection of clinical and biomarker data from treated patients as specified in the protocol. Dosing of all participants is expected to be completed in the fourth quarter of 2020.

On November 14, 2019 the Company received a $495,330 grant from the National Multiple Sclerosis Society (NMSS), through its Fast Forward program, for serum and CSF biomarkers analysis in BrainStorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with PMS.

NurOwn® in Alzheimer’s Disease

The Company is designing a multi-national Phase 2 clinical trial to evaluate the safety, preliminary efficacy and pharmacodynamics of NurOwn® treatment in patients with prodromal to mild Alzheimer's disease (AD). The 52-week study is expected to enroll 40 participants with prodromal to mild AD that will receive three intrathecal NurOwn® doses 8 weeks apart. Inclusion criteria include well-defined clinical criteria for prodromal to mild AD as well as CSF biomarker defined criteria for AD.

The Phase 2 clinical trial will evaluate safety, preliminary efficacy and pharmacodynamics of NurOwn®, including effects on inflammatory, Alzheimer’s-specific, neurodegenerative, and synaptic biomarkers, as well as a range of key clinical measures of cognition and function. It is currently expected to be conducted at the VU University Medical Center (Amsterdam), Pitié-Salpêtrière Hospital (Paris), and other clinical trial sites in the Netherlands and France.

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

Non-Dilutive Funding

In July 2017, the Company was awarded a grant in the amount of $15,912,390 from the California Institute for Regenerative Medicine (CIRM) to aid in funding the Company’s pivotal Phase 3 study of NurOwn®, for the treatment of ALS. The Company received $12,550,000 of the CIRM grant from 2017-2019: $9,050,000 from 2017 through 2018, and an additional $3,500,000 in 2019. On March 16, 2020, the Company announced that it had received an additional $2,200,000 from CIRM for achieving its pre-determined milestones. With the receipt of this grant, the Company has now received $14,750,000 of the total available $15,912,390 grant funding awarded by CIRM. The grant does not bear a royalty payment commitment nor is the grant otherwise refundable. The Company expects to receive approximately $1,162,390 in additional grant funding from CIRM during the fourth quarter of 2020 since the milestone was achieved. $1,162,390 was recorded as participation by CIRM in research and development expenses during the three months ended September 30, 2020.

On November 14, 2019 the Company received a $495,330 grant from the National Multiple Sclerosis Society (NMSS), through its Fast Forward program, for serum and CSF biomarkers analysis in BrainStorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with PMS. As of September 30, 2020, the Company has received $321,965 out of the $495,330 awarded.

On April 3, 2020, the Company announced that its wholly owned subsidiary, BrainStorm Cell Therapeutics Ltd., has been awarded a new non-dilutive grant of approximately $1.5 million by the Israel Innovation Authority (“IIA”). The grant enables the Company to continue development of advanced cellular manufacturing capabilities, furthers development of MSC-derived exosomes as a novel therapeutic platform, and will ultimately enable BrainStorm to expand the therapeutic pipeline in neurodegenerative disorders. As of September 30, 2020, the Company has received $658,000 out of the $1.5 million awarded.

On June 9, 2020, the Company announced that The ALS Association and I AM ALS have awarded the Company a combined grant of $500,000 to support an ALS biomarker research study. The grant will be used to draw insights from data and samples collected from patients enrolled in BrainStorm's ongoing Phase 3 clinical trial of its NurOwn® treatment, and to further the understanding of critical biomarkers associated with treatment response for people with ALS.

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

On September 16, 2020, the Company announced that the Japanese Patent Office (JPO) has granted Brainstorm's Japanese Patent, number: 6,753,887, titled: "Methods of Generating Mesenchymal Stem Cells Which Secrete Neurotrophic Factors". The allowed claims cover a method of generating cells which secrete neurotrophic factors from human undifferentiated mesenchymal stem cells (MSCs) derived from the bone marrow of a single donor. The said neurotrophic factors includes: brain derived neurotrophic factor (BDNF); glial derived neurotrophic factor (GDNF); hepatocyte growth factor (HGF); and vascular endothelial growth factor (VEGF).

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

On June 8, 2020, Dr. Ralph Kern MD MHSc provided a corporate overview at the BIO Digital 2020 Virtual Conference.

On June 18, 2020, Dr. Ralph Kern MD MHSc presented a corporate overview at the Raymond James Virtual Human Health Innovations Conference.

On August 13, 2020, Dr. Ralph Kern MD MHSc presented a corporate overview at the 40th Annual Canaccord Genuity Growth Conference.

On September 9, 2020, Dr. Ralph Kern MD MHSc made a presentation on "Stem Cells for neurological applications, clinical and stem cells-based product development" at the Advanced Therapies & Expo 2020 Virtual Conference.

On September 11, the Company presented a poster at the eighth joint virtual meeting of the Americas Committee for Treatment and Research in Multiple Sclerosis (ACTRIMS) and the European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS).

On September 14, 2020, Dr. Ralph Kern MD MHSc participated in a panel discussion on neurodegenerative diseases at the 2020 CIRM Grantee Virtual Conference.

On September 24, 2020, Dr. Ralph Kern MD MHSc presented at the "WuXi Apptec - Collaborations That Transform Meeting (Multiple Sclerosis)" Virtual Conference.

On September 30, 2020, Dr. Stacy Lindborg, PhD presented a poster titled, "Advancing NurOwn® for ALS: Phase 3 Clinical Trial Design" at the Annual Northeast ALS (NEALS) Virtual Meeting.

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

In addition, NurOwn® derived exosomes have the potential to treat acute respiratory distress syndrome (ARDS) due to their ability to penetrate into deep tissues and decrease the inflammatory response. ARDS is a type of respiratory failure associated with widespread inflammation and lung damage mediated by dysregulated cytokine production and is one of the severe features of COVID-19.

MSC exosomes may be delivered intravenously or directly into the lungs via intratracheal administration have several practical advantages over cellular therapy including ease of storage, stability, formulation and low immunogenicity.

The exosomes research efforts are primarily focused on:

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

In a pre-clinical study, we evaluated MSCs and NurOwn® derived exosomes in an LPS ARDS-mouse model, relevant to severe acute lung injury. The results from the study showed that intratracheal administration of NurOwn® derived exosomes resulted in a statistically significant improvement in multiple lung parameters. These included the clinically relevant factors: functional lung recovery, reduction in pro-inflammatory cytokines and most importantly, attenuation of lung damage. Moreover, MSC-NTF cell derived exosomes exhibited a superior effect when compared to treatment with exosomes derived from naïve mesenchymal stem cells (MSCs) from the same donor.

For the ongoing multidose clinical studies in ALS and PMS, the Company has improved the efficiency of NurOwn® production and improved its stability, allowing manufacturing to take place at centralized clean room facilities from which NurOwn® is distributed to the clinical trial sites, where the cells are then administered to patients. The Company is also engaged in several research initiatives to further improve and scale-up manufacturing capacity and extend the shelf life of NurOwn®.

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

Results of Operations

For the period from inception (September 22, 2000) through September 30, 2020, the Company has not earned any revenue from operations. The Company does not expect to earn revenue from operations in the near-term. The Company has incurred operating costs and other expenses of approximately $4,485,000 during the three months ended September 30, 2020 compared to $5,551,000 during the three months through September 30, 2019.

Research and Development Expenses:

Research and development expenses, net for the three months ended September 30, 2020 and 2019 were $1,867,000 and $4,008,000, respectively, representing a decrease of $2,141,000. This decrease is due to (i) a decrease of $2,313,000 in costs related to the Phase 3 and Phase 2 Clinical Trials from $4,100,000 in three months ended September, 2019 to $1,787,000 for the three months period ended September 30, 2020; (ii) an increase of $2,071,000 in participation of the Israel Innovation Authority (“IIA”) and CIRM, under various awarded grants and (iii) a decrease of $98,000 in connection with patents, travel and other activities. This decrease was partially offset by (i) an increase of $178,000 in material and other costs; (ii) an increase of $556,000 for costs related to payroll and stock-based compensation expenses and (iii) a decrease of $1,607,000 in proceeds received in connection with the treatment of patients under the hospital exemption regulatory pathway.

Excluding participation from IIA and CIRM under the grants and proceeds received under the hospital exemption regulatory pathway, research and development expenses decreased by $1,678,000 from $5,663,000 in the third quarter of 2019 to $3,985,000 in the third quarter of 2020.

General and Administrative Expenses:

General and administrative expenses for the three months ended September 30, 2020 and 2019 were $2,618,000 and $1,543,000, respectively. The increase in general and administrative expenses of $1,075,000 is primarily due to an increase of $788,000 in payroll and stock-based compensation, and an increase of $316,000 in PR costs, consultants and other costs. This increase was partially offset by the decrease of $29,000 in travel costs.

Other Income and Expenses:

Financial income for the three months ended September 30, 2020 was $3,000 as compared to financial expense of $83,000 for the three months ended September 30, 2019 as a result of the adoption of the Accounting Standard Update ASU 2016-02 “Leases” and due to conversion exchange rates.

Net Loss:

Net loss for the three months ended on September 30, 2020 was $4,488,000, as compared to a net loss of $5,634,000 for the three months ended September 30, 2019. Net loss per share for the three months ended September 30, 2020 and 2019 was $0.14 and $0.25, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended September 30, 2020 was 31,154,101, compared to 22,254,993 for the three months ended September 30, 2019.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via the ATM program and through various grants.

Cash, Cash equivalents (including short-term bank deposits) amounted to approximately $28,808,000 as of September 30, 2020.

Net cash used in operating activities was $6,924,000 for the three months ended September 30, 2020. Cash used for operating activities was primarily attributed to reduction in outstanding trades payables, cost of payroll, materials for clinical trials, rent, legal expenses and PR expenses. Net cash used in investing activities was $86,000 for the three months ended September 30, 2020, mainly representing net increase in short-term interest-bearing bank deposits. Net cash provided by financing activities was $19,627,000 for the three months ended September 30, 2020 and is attributable to the exercise of options and sales of shares under our ATM Program.

On June 8, 2018, we filed a shelf registration statement on Form S-3 (File No. 333-225517) (the “Shelf Registration Statement”), which was declared effective by the SEC on June 29, 2018, relating to Common Stock, warrants and units that we may sell from time to time in one or more offerings, up to a total dollar amount of $100,000,000. Other than the supplements filed on June 11, 2019, March 6, 2020 and on September 25, 2020 in connection with the ATM offerings discussed below, and the prospectus supplement filed on March 6, 2020 in connection with the registered direct offering discussed below, we have not filed any supplemental prospectus defining particular terms of securities to be offered under the shelf registration statement.

At-the-market (ATM) Offerings:

On June 11, 2019, the Company entered into the June 11, 2019 ATM in an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, by sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agent. On February 21, 2020, the Company completed the sale of all remaining shares issuable under the June 11, 2019 ATM and exhausted its full ATM capacity. Under the June 11, 2019 ATM, the Company sold an aggregate of 4,141,569 shares of Common Stock at an average price of $4.83 per share, raising gross proceeds of approximately $20 million.

On March 6, 2020, the Company entered into the “March 6, 2020 ATM”. Sales under the March 6, 2020 ATM were to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agent. During the quarter ended September 30, 2020, the Company sold an aggregate of 947,627 shares of Common Stock pursuant to the March 6, 2020 ATM at an average price of $14.48 per share, raising gross proceeds of approximately $13.71 million.

On September 25, 2020, the Company entered  the “September 25, 2020 ATM”. Sales under the September 25, 2020 ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. The Distribution Agreement amends and restates in its entirety the “March 6, 2020 ATM. The Company previously sold 2,446,641 shares of Common Stock for gross proceeds of approximately $23.11 million of Common Stock under the March 6, 2020 ATM.

The Company has no obligation under the September 25, 2020 ATM to sell any shares and may at any time suspend sales or terminate the September 25, 2020 ATM in accordance with its terms. Subject to the terms and conditions of the Distribution Agreement, the Agents will use their commercially reasonable efforts to sell on the Company’s behalf, from time to time consistent with its normal sales and trading practices, such Shares based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company has provided the Agents with customary indemnification rights, and the Agents will be entitled to a fixed commission of 3.0% of the aggregate gross proceeds from the Shares sold. The Distribution Agreement contains customary representations and warranties, and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. Shares sold under the ATMs are issued pursuant to the Company’s existing Shelf Registration Statement, and the Prospectus Supplement to the Registration Statements filed June 11, 2019, March 6, 2020 and September 25, 2020, respectively.

Registered Direct Offering:

On March 6, 2020, the Company entered into and closed a $10.0 million registered direct offering of 1,250,000 shares of Common Stock at a per share purchase price equal to $8.00. Purchaser also received a three-year warrant to purchase up to 250,000 shares of Common Stock at any exercise price of $15.00 per share.

Recent Sales of Unregistered Securities:

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

Between July 15, 2020 and July 24, 2020, 2019 Warrant Holders exercised an aggregate of 620,000 shares of the 2019 Warrants (the “2019 Exercised Shares”), which exercises generated gross cash proceeds to the Company of $4.34 million.

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

Management expects that the Company will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. The Company currently has sufficient cash to complete its ongoing Phase 3 ALS, Phase 2 PMS and Phase 2 AD clinical trials.  Over the longer term, if the Company is granted a BLA approval, additional capital raise will be needed in connection with strategic partnerships and to commercialize Nurown® for ALS, and to conduct additional trials for other indications. If the Company is not be able to raise additional capital for these purposes, management may need to slow the pace of commercialization or the Company may not be able to continue to function as a going concern. Our ability to fund these future capital requirements will depend on many factors, including the following:

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

There were no significant changes to our critical accounting policies during the quarter ended September 30, 2020. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Outbreak of the novel strain of coronavirus, SARS-CoV-2 (COVID-19) disease, has currently impacted and may continue to adversely impact our business, including our preclinical studies and clinical trials. In December 2019, a novel strain of coronavirus, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and Israel, where the Company conducts its operations, as well as its clinical trials of NurOwn®. In response to the spread of COVID-19, to ensure the safety of our employees and continuity of business operations, we have closed our offices, with our administrative employees continuing their work remotely, restricted on-site staff, and limited the number of staff in any given research and development laboratory. Our research and development laboratories in Israel and our manufacturing sites in the U.S. and Israel remain open.

As of June 20, 2020, all the trial sites for our U.S. Phase 2 PMS trial were back on track to continue with the trial. All 20 study participants have been enrolled in the study. The Company is currently completing the collection of clinical and biomarker data from treated patients as specified in the protocol. Dosing of all participants is expected to be completed in the fourth quarter of 2020.

The Phase 3 ALS clinical trial continued to provide necessary treatments to study participants despite severe constraints in the affected healthcare institutions due to COVID-19. As of July 2, 2020, the study completed dosing of all the participants in the Phase 3 ALS trial. Top-line efficacy data is expected by the end of November this year.

The Company recently announced a new clinical program focused on the development of NurOwn® as a treatment for AD. As part of the newly announced program, the Company is planning a multi-national Phase 2 clinical trial in Europe to evaluate the safety and preliminary efficacy of NurOwn® treatment in patients with prodromal to mild AD.

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

Item 5. Other Information.

During the quarter ended September 30, 2020, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Recent Sales Under ATM Distribution Agreement

From September 25, 2020 through October 14, 2020, the Company sold an aggregate of 294,723 additional shares of Common Stock pursuant to the September 25, 2020 ATM, at an average price of $17.21 per share, raising gross proceeds of approximately $5.07 million.

Item 6. Exhibits.

The following documents are filed as exhibits to this report:

Incorporated by Reference Herein
Exhibit Number	Description	Filed (or Furnished) with this Form 10-Q	Form	Exhibit & File No.	Date Filed

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix B File No. 333-61610	November 20, 2006
3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated September 15, 2014.		Form 8-K	Exhibit 3.1 File No. 000-54365	September 16, 2014
3.3	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated August 31, 2015.		Form 8-K	Exhibit 3.1 File No. 001-366641	September 4, 2015
3.4	ByLaws of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix C File No. 333-61610	November 20, 2
3.5	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007.		Form 8-K	Exhibit 3.1 File No. 333-61610	March 27, 2007
10.1	Offer Letter by and between Brainstorm Cell Therapeutics Inc. and Anthony Waclawski.		Form 8-K	Exhibit 10.1 File No. 001-36641	September 3, 2020
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*Filed herewith

‡Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: October 15, 2020	By:	/s/ Preetam Shah
Name: Preetam Shah
Title: EVP, Chief Financial Officer (Principal Financial Officer)