Form 10-Q
period 2021-03-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2021-04-26
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021.

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

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ⌧	Smaller reporting company ☒

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

As of April 23, 2021 the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 36,318,561.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding BrainStorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “BrainStorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal quarter, statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2021 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broad acceptance as a treatment option for ALS or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, disruptions in our business due to the COVID-19 outbreak, including our clinical development activities, and other factors described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2020. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2020 in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2021

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2021

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	March 31,	December 31,
	2021	2020

	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$35,933	$37,829
Short-term deposit (Note 4)	4,114	4,107
Other accounts receivable	255	304
Prepaid expenses and other current assets (Note 5)	728	1,002
Total current assets	41,030	43,242

Long-Term Assets:
Prepaid expenses and other long-term assets	27	26
Operating lease right of use asset (Note 6)	6,426	6,872
Property and Equipment, Net	1,088	1,119
Total Long-Term Assets	7,541	8,017

Total assets	$48,571	$51,259

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,552	$5,417
Accrued expenses	1,748	1,261
Operating lease liability (Note 6)	2,299	2,655
Other accounts payable	1,592	1,900
Total current liabilities	8,191	11,233

Long-Term Liabilities:
Operating lease liability (Note 6)	4,179	4,562
Total long-term liabilities	4,179	4,562

Total liabilities	$12,370	$15,795

Stockholders’ Equity:
Stock capital: (Note 7)	12	12

Common Stock of $0.00005 par value - Authorized: 100,000,000 shares at March 31, 2021 and December 31, 2020 respectively; Issued and outstanding: 36,318,561 and 35,159,977 shares at March 31, 2021 and December 31, 2020 respectively.

Additional paid-in-capital	192,054	184,655
Treasury stocks	(116)	(116)
Accumulated deficit	(155,749)	(149,087)
Total stockholders’ equity	36,201	35,464

Total liabilities and stockholders’ equity	$48,571	$51,259

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Three months ended
	March 31,
	2021	2020

	Unaudited
Operating expenses:

Research and development, net (Note 8)	$4,341	$5,948
General and administrative	2,588	2,360

Operating loss	(6,929)	(8,308)

Financial income, net	267	194

Net loss	$(6,662)	$(8,114)

Basic and diluted net loss per share from continuing operations	$(0.19)	$(0.32)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	35,791,309	28,423,837

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands

(Except share data)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Number	Amount	capital	deficit	equity (deficit)

Balance as of January 1, 2020	23,174,228	$11	$105,042	$(117,276)	$(12,223)

Stock-based compensation related to stock and options granted to directors and employees	54,956	*	390	—	390
Issuance of shares and warrants in Registered Direct Offering (Note 7)	1,250,000	*	9,957	—	9,957
Issuance of shares in at-the-market (ATM) offering (Note 7)	3,935,320	1	18,971	—	18,972
Exercise of options	9,333	*	29	—	29
Net loss	—	—	—	(8,114)	(8,114)

Balance as of March 31, 2020	28,423,837	12	134,389	(125,390)	9,011

*    Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number	Amount	capital	stocks	deficit	equity
Balance as of January 1, 2021	35,159,977	12	184,655	(116)	(149,087)	35,464

Stock-based compensation related to stock and options granted to directors and employees	—	*	290	—	—	290
Issuance of shares in at-the-market (ATM) offering (Note 11)	1,156,897	*	7,104	—	—	7,104
Exercise of options	1,687	*	5	—	—	5
Net loss	—	—	—	—	(6,662)	(6,662)

Balance as of March 31, 2021	36,318,561	12	192,054	(116)	(155,749)	36,201

*    Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,662)	$(8,144)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61	49
Stock-based compensation related to options granted to employees and directors	290	390
Changes in operating lease liability	(293)	(85)
Decrease in other accounts receivable and prepaid expenses	322	2,078
Decrease in trade payables	(2,865)	(10,106)
Increase in other accounts payable and accrued expenses	179	759

Total net cash used in operating activities	$(8,968)	$(15,029)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2021	2020
Cash flows from investing activities:
Purchase of property and equipment	(30)	(7)
Changes in short-term deposit	(7)	(1,987)
Total net cash used in investing activities	$(37)	$(1,994)

Cash flows from financing activities:
Proceeds from exercise of options	5	29
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 7)	7,104	18,972
Proceeds from issuance of shares and warrants in Registered Direct Offering (Note 7)	—	9,957
Total net cash provided by financing activities	$7,109	$28,958

Increase (decrease) in cash and cash equivalents	(1,896)	11,935

Cash and cash equivalents at the beginning of the period	$37,829	$536

Cash and cash equivalents at end of the period	$35,933	$12,471

Supplemental schedule of non-cash transactions
Right of use lease asset and liability	$85	$—

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all of the research and development activities of the Company. BCT formed wholly-owned subsidiaries Brainstorm Cell Therapeutics UK Ltd., in the United Kingdom on February 19, 2013 (currently inactive), Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019.

The Common Stock is publicly traded on the Nasdaq Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. ("Ramot"), (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amyotrophic Lateral Sclerosis (ALS, also known as Lou Gehrig’s Disease), Progressive Multiple Sclerosis (PMS) and Parkinson’s disease. The Company developed a proprietary process, called NurOwn®, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.
C.	Since its inception, the Company has devoted substantially all of its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. The extent of the Company's future operating losses and the timing of becoming profitable are uncertain. As of March 31, 2021, the Company had an accumulated deficit of approximately $156 million. The extent of the Company's future operating losses and the timing of becoming profitable are uncertain.

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

The Company believes its existing cash will be sufficient to fund its anticipated operating cash requirements for at least twelve months following the date of this filing. The Company currently has sufficient cash to execute on its Phase 2 AD clinical trial and support its operating activities. Management expects that the Company will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. If the Company decides to file a BLA for its ALS program and is granted a BLA approval, additional capital raise will be needed to commercialize Nurown® for ALS, and to conduct additional trials that may be needed for other indications. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for its product candidates along with cost to commercialize these product candidates.

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on its operations and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of March 31, 2021. These estimates may change, as new events occur and additional information is obtained.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.      Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

B.      Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

C.      Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 4 - SHORT TERM DEPOSITS

Short term deposits on March 31, 2021 and December 31, 2020 include bank deposits bearing annual interest rates varying from 0.15%to 0.83%, with maturities of up to 12 months as of March 31, 2021 and December 31, 2020.

NOTE 5 - PREPAID EXPENSES

As of March 31, 2021 and as of December 31, 2020, prepaid expenses include directors insurance of $656 and $984, respectively.

NOTE 6 - LEASES

On January 1, 2019 the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at the beginning of the period of adoption. The Company leases facilities, clinical research rooms, and vehicles under operating leases.

As of March 31, 2021, the Company’s ROU assets and lease liabilities for operating leases totaled $6,426 and $6,478, respectively. The impact of adopting the new lease standard was not material to the Company’s condensed consolidated statement of operations for the periods presented.

Supplemental cash flow information related to operating leases was as follows (unaudited):

Three Months Ended
March 31,
2021
Cash payments for operating leases	$684
New operating lease assets obtained in exchange for operating lease liabilities	$85

As of March 31, 2021, the Company’s operating leases had a weighted average remaining lease term of 3.78 years and a weighted average discount rate of 6.94%. Future lease payments under operating leases as of March 31, 2021 were as follows:

Operating
Leases
Remainder of 2021	2,379
2022	1,301
2023	1,381
2024	1,345
2025	887
Total future lease payments	7,293
Less imputed interest	(815)
Total lease liability balance	6,478

NOTE 7 – STOCK CAPITAL

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

NOTE 7 – STOCK CAPITAL (Cont.):

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

Between July 15, 2020 and July 24, 2020, 2019 Warrant Holders exercised an aggregate of 620,000 shares of the 2019 Warrants (the “2019 Exercised Shares”), which exercises generated gross cash proceeds to the Company of $ 4,340,000.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 – STOCK CAPITAL (Cont.):

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

On March 6, 2020, the Company entered into a new distribution agreement with Raymond James (the “Agent”), pursuant to which the Company was able to sell from time to time, through the Agent, shares of Common Stock, having an aggregate offering price of up to $50,000,000 (the “March 6, 2020 ATM”). Sales under the March 6, 2020 ATM were made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and Raymond James.Under the March 6, 2020 ATM, the Company sold an aggregate of 2,446,641 shares of Common Stock at an average price of $9.45 per share, raising gross proceeds of approximately $23.11 million.

On September 25, 2020, the Company entered into an Amended and Restated Distribution Agreement (the “Distribution Agreement”) with SVB Leerink LLC (“Leerink”) and Raymond James & Associates (together with Leerink, the “Agents”) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $45,000,000, which aggregate amount includes amount unsold pursuant to the March 6, 2020 ATM (the “September 25, 2020 ATM”). Sales under the September 25, 2020 ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. The Distribution Agreement amends and restates in its entirety the Company’s prior agreement with Raymond James entered on March 6, 2020 (the “March 6, 2020 ATM”). The Company previously sold 2,446,641 shares of Common Stock for gross proceeds of approximately $23.11 million of Common Stock under the March 6, 2020 ATM. During the quarter ended March 31, 2021, the Company sold an aggregate of 1,156,897 shares of Common Stock pursuant to the September 25, 2020 ATM at an average price of $6.33 per share, raising gross proceeds of approximately $7.3 million. Since inception and as of March 31, 2021, the Company has sold 4,721,282 shares of Common Stock for gross proceeds of approximately $29.1 million under the September 25, 2020 ATM.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 – STOCK CAPITAL (Cont.):

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

Capital Raised Since Inception:

Since its inception through March 31, 2021, the Company has raised approximately $151 million gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

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

The 2004 Global Plan and 2005 U.S. Plan expired on November 25, 2014 and March 28, 2015, respectively. Grants that were made under the Prior Plans remain outstanding pursuant to their terms. The 2014 Plans were approved by the stockholders on August 14, 2014 (at which time the Company ceased to issue awards under each of the 2005 U.S. Plan and 2004 Global Plan) and amended on June 21, 2016 and November 29, 2018.  Unless otherwise stated, option grants prior to August 14, 2014 were made pursuant to the Company’s Prior Plans, and grants issued on or after August 14, 2014 were made pursuant to the Company’s 2014 Plans, and expire on the tenth anniversary of the grant date. The 2014 Plans have a shared pool of 5,600,000 shares of Common Stock available for issuance. As of March 31, 2021, 3,193,413 shares were available for future issuances under the 2014 Plans.  The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 – STOCK CAPITAL (Cont.):

Share-based compensation to employees and to directors:

Under the 2014 Plans, the Company may award stock options to certain employees, officers, directors, and/or service providers. The stock options vest in accordance with such conditions and restrictions determined by the GNC Committee.

These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified period. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. The Company did not grant stock options during the three months ended March 31, 2021.

A summary of the Company's option activity related to options to employees and directors, and related information as of March 31, 2021 is as follows:

	For the Three months ended
	March 31, 2021
		Weighted
		average	Aggregate
	Amount of	exercise	intrinsic
	options *	price	value
		$	$
Outstanding at December 31, 2020	1,754,894	4.8869
Granted	—	—
Exercised	(1,687)	2.700
Cancelled	(140,000)	8.9929
Outstanding at March 31, 2021	1,613,207	4.5328	1,601,815
Exercisable at March 31, 2021	981,840	2.3868	1,588,981

*    Represents Employee Stock Options only (not including RSUs).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company's shares on March 31, 2021, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

As of March 31, 2021, there was $2,386 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 1.88 years. Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the three months ended March 31, 2021 and 2020 amounted to $290 and $390 respectively.

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

			Weighted Average
			Remaining
	Number of Shares	Weighted Average	Contractual
	of Restricted	Grant Date Fair	Term
	Stock	Value	(Years)
Nonvested as of December 31, 2020	288,081	7.71	1.10
Granted	—	—
Vested	37,561	4.93
Nonvested as of March 31, 2021	250,520	8.13	0.99

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the three months ended March 31, 2021 and March 31, 2020 amounted to $66 and $122, respectively.

As of March 31, 2021, there was $1,211 of total unrecognized compensation cost related to non-vested restricted stock under the Plan. The cost is expected to be recognized over a weighted average period of 1.52 years.

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Three months ended
	March 31,
	2021	2020
Research and development	(65)	105
General and administrative	355	285
Total stock-based compensation expense	290	390

NOTE 8 - RESEARCH AND DEVELOPMENT, NET

Composition:

	Three months ended
	March 31,
	2021	2020
Research and development	4,807	7,135
Less: Participation by Israeli Hospital Exemption regulatory pathway	—	(900)
Less : Participation by the Israel Innovation Authorities	—	(287)
Less: Participation by other grants	(466)	—
	4,341	5,948

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

NurOwn® has been evaluated in a Phase 3 ALS and a Phase 2 PMS clinical trial and is planned to be evaluated in a Phase 2 AD clinical trial. We announced top-line data from our Phase 3 ALS trial on November 17, 2020. The U.S. Phase 2 PMS trial had faced slight delays in enrollment due to the COVID- 19 pandemic, but as of June 2020, all the trial sites were back on track to continue with the trial. On March 24, 2021, we announced positive topline data from our Phase 2 trial evaluating three repeated administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. On June 24, 2020, we announced a new clinical program focused on the development of NurOwn® as a treatment for AD. As part of the newly announced program, we are planning a multi-national Phase 2 clinical trial in Europe to evaluate biomarkers and safety of NurOwn® treatment in patients with prodromal to mild AD.

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

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retainand reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We currently employ 39 employees in the United States and in Israel. Most of the senior management team is based in the United States, and all of our clinical trial sites for ALS and PMS are in the United States. The clinical trial sites for our planned AD trial will be in Europe. Our R&D center is located in Petach Tikva, Israel. In addition, we currently lease a GMP certified manufacturing facility in Jerusalem, Israel, and have recently leased a new cleanroom facility, which includes three state-of-the-art cleanrooms, at the Tel Aviv Sourasky Medical Center to manufacture NurOwn® mainly for expanding our production capacity into The European Union (EU) and the local Israeli market.

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

Recent Highlights

●	We have made significant progress in the past 12 months announcing top-line data from our NurOwn® Phase 3 ALS and Phase 2 PMS clinical trials in the US (see details below).
●	On June 24, 2020, we announced a new clinical program focused on the development of NurOwn® as a treatment for AD. As part of the newly announced program, we are planning a multi-national Phase 2 clinical trial in Europe to evaluate biomarkers and safety of NurOwn® treatment in patients with prodromal to mild AD. The 52-week, open-label, proof-of-concept clinical trial in Europe is designed to evaluate NurOwn® in up to 40 participants with prodromal to mild AD. It is currently expected to be conducted at the VU University Medical Center (Amsterdam) and Pitié-Salpêtrière Hospital (Paris), with additional clinical trial sites in the Netherlands and France.
●	On July 23, 2020, we announced the results of a groundbreaking pre-clinical study of NurOwn® derived Exosome-based treatment for COVID-19 acute respiratory distress syndrome (ARDS). Intratracheal administration of exosomes extracted from MSC-NTF cells (NurOwn®) resulted in statistically significant improvement in multiple lung parameters in a mouse model. With this study, the Company has successfully completed its first milestone in developing an innovative exosome-based platform-technology for the treatment of severe COVID-19 infection.
●	On September 25, 2020, we entered into an Amended and Restated Distribution Agreement (the “Distribution Agreement”) with SVB Leerink LLC (“Leerink”) and Raymond James & Associates, Inc. (“Raymond James” and, together with Leerink, the “Agents”) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $45,000,000, which aggregate amount includes any amount unsold pursuant to the March 6, 2020 ATM (the “September 25, 2020 ATM”). Sales under the September 25, 2020 ATM are made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. The Distribution Agreement amends and restates in its entirety the Company’s prior agreement in connection with the March 6, 2020 ATM. During the quarter ended March 31, 2021, the Company sold an aggregate of 1,156,897 shares of Common Stock pursuant to the September 25, 2020 ATM at an average price of $6.33 per share, raising gross proceeds of approximately $7.3 million. Since inception and as of March 31, 2021, the Company has sold 4,721,282 shares of Common Stock for gross proceeds of approximately $29.1 million under the September 25, 2020 ATM.
●	On November 17, 2020, we announced top-line data from our Phase 3 ALS trial in the US. Results from the trial showed that NurOwn® was generally well tolerated in the population of rapidly progressing ALS patients. While showing a numerical improvement in the treated group compared to placebo across the primary and key secondary efficacy endpoints, the trial did not reach statistically significant results. In an important, pre-specified subgroup with early disease based on the ALSFRS-R baseline total score of 35, we believe NurOwn® demonstrated a clinically meaningful treatment response across the primary and key secondary endpoints and remained consistent with our pre-trial, data-derived assumption. In this subgroup, there were 34.6% responders who met the primary endpoint definition on NurOwn and 15.6% on Placebo (p=0.288), and the average change from baseline to week 28 in ALSFRS-R total score was -1.77 on NurOwn and -3.78 on Placebo (p=0.198), an improvement of 2.01 ALSFRS-R points favoring NurOwn®. No new safety concerns were identified. On February 22, 2021, we announced high-level FDA feedback on our NurOwn® ALS Clinical Development Program. The FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that FDA is seeking to support a Biologics License Application (BLA). In addition, the FDA advised that this recommendation does not preclude Brainstorm from proceeding with a BLA submission. We are in active consultation with principal investigators, ALS experts, expert statisticians, regulatory advisors, and ALS advocacy groups to assess the benefit/risk of a BLA submission before making a final decision.
●	On January 20, 2021, we announced the peer-reviewed publication of a preclinical study in the journal Stem Cell and Research Therapy. The study, entitled "MSC-NTF (NurOwn®) exosomes: a novel therapeutic modality in the mouse LPS-induced ARDS model," evaluated the use of NurOwn® (MSC-NTF cell) derived exosomes in a mouse model of acute respiratory distress syndrome (ARDS).
●	On February 9, 2021, we announced feedback from our Type-C Meeting with FDA to review specific aspects of our planned manufacturing modifications to support the development of a semi-automated manufacturing process for NurOwn® (MSC-NTF cells).

●	On March 24, 2021, we announced positive topline data in our Phase 2 Study trial evaluating three repeated administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. The 28-week open-label Phase 2 clinical trial enrolled 20 primary and secondary PMS patients based on the 2017 revised McDonald Criteria, ages 18-65, with baseline Expanded Disability Status Scale (EDSS) scores between 3-6.5, without evidence of relapse within 6 months of enrollment, able to walk 25 feet in 60 seconds or less and were permitted to be on a stable dose of disease modifying therapy. Of the 20 patients enrolled, 18 were treated and 16 (80%) completed the study. Two patients discontinued related to procedure-related AEs. There were no study deaths or AEs related to multiple sclerosis worsening. The mean age of study patients was 47, 56% were female, and mean baseline EDSS score was 5.4. The clinical trial compared clinical efficacy outcomes with a 48-patient matched clinical cohort from the Comprehensive Longitudinal Investigations in MS at the Brigham & Woman's Hospital (CLIMB Study). MS Function and Cognition measures in the top-line results included the timed 25-foot walk (T25FW); 9-hole peg test (9-HPT); Low Contrast Letter Acuity (LCLA); Symbol Digit Modality Test (SDMT); and the 12 item MS Walking Scale (MSWS-12). Prespecified response thresholds of 25% improvement in the T25FW and 9-HPT from baseline to 28 weeks were observed in 14% and 13% of NurOwn treated patients, respectively, and was observed in 0% of the pre-specified matched historical controls in the CLIMB registry. Thirty eight percent of NurOwn treated patients showed at least a 10-point improvement in the MSWS-12 from baseline to week 28, a patient-reported outcome that evaluates walking function. In addition, 47% of treated patients showed at least an 8-letter improvement across 28 weeks in the LCLA, a visual function test, and 67% showed at least a 3-point improvement in the SDMT, a measure of cognitive processing. In addition, NurOwn treated patients showed a mean improvement from baseline of 10% in T25FW and a 4.8% improvement from baseline on the 9-HPT dominant hand, compared to 1.8% and 1.4% worsening respectively in matched historical controls from the CLIMB registry. Also, NurOwn treated patients showed a 6% improvement from baseline in MSWS-12. All results reported are based on observed data. Cerebrospinal fluid (CSF) biomarkers were obtained at 3 consecutive time points, just prior to each intrathecal administration of NurOwn. We observed increases in neuroprotective molecules (VEGF, HGF) and decreases in neuroinflammatory biomarkers (MCP-1, and Osteopontin) in the CSF samples. Additional secondary efficacy data, and detailed CSF and blood biomarker analyses are currently underway. We plan to present a detailed summary of the study outcomes at an upcoming scientific meeting, publish our findings in a peer-reviewed journal and consider how best to advance NurOwn in PMS.

NurOwn® Proprietary Technology

NurOwn® technology is based on an innovative manufacturing protocol, which induces the differentiation of purified and expanded bone marrow-derived mesenchymal stem cells (“MSC”) and consistently generates cells that release high levels of multiple neurotrophic factors (“MSC-NTF” cells) to modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function. These factors are known to be critical for the growth, survival and differentiation of neurons, including: glial-derived neurotrophic factor (“GDNF”); brain-derived neurotrophic factor (“BDNF”); vascular endothelial growth factor (“VEGF”); and hepatocyte growth factor (“HGF”), among others. VEGF is one of the most potent neuronal and motor neuron survival factors and has demonstrated important neuroprotective effects in ALS and several other neurodegenerative diseases.

NurOwn® manufacturing involves a multi-step process that includes the following: harvesting and isolating undifferentiated stem cells from the patient's own bone marrow; processing of cells at the manufacturing site; cryopreservation of MSC to enable multiple treatments from a single bone marrow sample; and intrathecal (“IT”) administration of MSC-NTF cells into the same patient by standard lumbar puncture. This administration procedure does not require hospitalization and has been shown to be generally well tolerated in multiple CNS clinical trials to date. The completed NurOwn® U.S. Phase 3 ALS and the NurOwn® U.S. Phase 2 PMS trials evaluated the therapeutic potential of repeated intrathecal MSC-NTF cell administration (three doses at bi-monthly intervals). The planned EU Phase 2 clinical trial will evaluate biomarkers and safety of NurOwn® in prodromal to mild AD patients also using repeated intrathecal MSC-NTF cell administration (three doses at bi-monthly intervals).

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

The NurOwn® Transplantation Process

●	Bone marrow aspiration from the patient;
●	MSC Isolation and propagation;

●	MSC Cryopreservation;
●	MSC thawing and differentiation into neurotrophic-factor secreting (MSC-NTF; NurOwn®) cells; and
●	Intrathecal administration into the patient’s cerebrospinal fluid by standard lumbar puncture.

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

Autologous (Self-transplantation)

The NurOwn® technology platform is autologous, using the patient’s own bone-marrow derived stem cells for “self-transplantation.” In autologous cellular treatment, there is no introduction of unrelated donor antigens that may lead to alloimmunity, no risk of rejection and no need for treatment with immunosuppressive agents, which can cause severe and/or long-term side effects. In addition, the use of adult stem cells is free of several ethical concerns associated with the use of embryonic-derived stem cells in some countries.

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

Results of this Phase 2 Study were published in the peer reviewed Journal ‘Neurology’. The publication entitled “NurOwn, Phase 2, Randomized, Clinical Trial in Patients with ALS: Safety, Clinical, and Biomarker Results” was published in December 2019.

Key findings from the trial were as follows:

The study achieved its primary objective, demonstrating that NurOwn® transplantation was well-tolerated. There were no discontinuations from the trial due to AEs and there were no deaths in the study. The most common adverse events (mild or moderate severity), were transient procedure-related AEs such as headache, back pain, pyrexia arthralgia and injection-site discomfort, which were more commonly seen in the NurOwn®-treated participants compared to placebo.

NurOwn® achieved multiple secondary efficacy endpoints, showing evidence of a clinically meaningful benefit. Notably, response rates in the ALS functional rating scale (48-point ALSFRS-R outcome measure) were higher in NurOwn®-treated participants, compared to placebo, at all study timepoints over 24 weeks.

A pre-specified responder analysis examined percentage improvements in the post treatment ALSFRS-R slope (in points change per month) compared to pre-treatment slope and demonstrated that a higher proportion of NurOwn® treated participants achieved a 100% improvement in the post-treatment vs. pre-treatment slope, compared to the placebo group. This analysis also demonstrated that a higher proportion of the NurOwn® treated participants achieved a 1.5 point per month or greater improvement in the post-treatment vs. pre-treatment ALSFRS-R slope, compared to the placebo group.

The treatment effects were greater in the rapid progressor subgroup (in which pretreatment ALSFRS-R declined by 2 or more points in the three months pre-treatment).

As an important confirmation of NurOwn®’s mechanism of action, levels of neurotrophic factors and inflammatory markers were measured in the cerebrospinal fluid (“CSF”) samples collected from participants pre and two weeks post treatment. In the samples of those participants treated with NurOwn®, statistically significant increases in levels of neurotrophic factors VEGF, HGF and LIF and a statistically significant reduction in inflammatory markers MCP-1, SDF-1 and CHIT-1 were observed post-treatment. Furthermore, the observed reduction in inflammatory markers correlated with ALS functional improvements.  These clinical-biomarker correlations were not seen in placebo-treated participants, consistent with the proposed combined neuroprotective and immunomodulatory mechanism of action of NurOwn® in ALS.

In summary, a higher proportion of NurOwn® treated participants, particularly those with more rapid disease progression, experienced stabilization or improvement in ALS function, as measured by the post-treatment vs. pre-treatment ALSFRS-R slope change.

Phase 3 ALS Clinical Trial

Following successful completion of the Phase 2 study, we conducted a Phase 3 trial (a multi-dose double-blind, placebo-controlled, multicenter trial protocol) that was designed to generate data to potentially support a Biologic License Application (“BLA”) submission in the U.S. for NurOwn® in ALS. The clinical trial completed enrollment in October 2019 of an enriched patient population of rapid progressors based on superior outcomes observed in the Phase-2 pre-specified sub-group. The study is registered at www.clinicaltrials.gov (ClinicalTrials.gov Identifier: NCT03280056).

We announced top-line data from our Phase 3 ALS trial on November 17, 2020. Results from the trial showed that NurOwn® was generally well tolerated in the population of rapidly progressing ALS patients. However, the trial did not reach statistically significant results. No new safety concerns were identified. On February 9, 2021, we announced feedback from our Type-C Meeting with FDA to review specific aspects of our planned manufacturing modifications to support the development of a semi-automated commercial manufacturing process for NurOwn® (MSC-NTF cell). On February 22, 2021, we announced high-level FDA feedback on NurOwn® ALS clinical development program. The FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that FDA is seeking to support a BLA. In addition, the FDA advised that this recommendation does not preclude the Company from proceeding with a BLA submission. We are in active consultation with principal investigators, ALS experts, expert statisticians, regulatory advisors, and ALS advocacy groups to assess the benefit/risk of a BLA submission before making a final decision.

Key findings from the trial were as follows:

●	NurOwn® was generally well tolerated in this population of rapidly progressing ALS patients.
●	While showing a numerical improvement in the treated group compared to placebo across the primary and key secondary efficacy endpoints, the trial did not reach statistically significant results.
●	The primary efficacy endpoint, a responder analysis evaluating the proportion of participants who experienced a 1.25 points per month improvement in the post-treatment ALSFRS-R slope compared to pre-treatment, was powered on assumed treatment response rates of 35% on NurOwn® versus 15% on Placebo. These estimates were based on available historical clinical trial data and the NurOwn® Phase 2 data. The primary endpoint was achieved in 34.7% of NurOwn® participants versus 27.7% for Placebo (p=0.453). Therefore, the trial met the expected 35% NurOwn® treatment group efficacy response assumption, however the high placebo response exceeded the placebo response expected based on contemporary ALS trials. When following the SAP to implement sensitivity to the primary endpoint, there is a slight change in the percentage of responders (32.6%), but no P value change.
●	The secondary efficacy endpoint measuring average change in ALSFRS-R total score from baseline to Week 28, was -5.52 with NurOwn® versus -5.88 on Placebo, a difference of 0.36 (p= 0.693).
●	In an important, pre-specified subgroup early in the disease course based on ALSFRS-R baseline score greater than 35, NurOwn® demonstrated a clinically meaningful treatment response across the primary and key secondary endpoints and remained consistent with our pre-trial, data-derived assumptions. In this subgroup, there were 34.6% responders who met the primary endpoint definition on NurOwn® and 15.6% on Placebo (p=0.288), and the average change from baseline to week 28 in ALSFRS-R total score was -1.77 on NurOwn® and -3.78 on Placebo (p=0.198), an improvement of 2.01 ALSFRS-R points favoring NurOwn®.

Cerebrospinal fluid (CSF) biomarker analyses confirmed that treatment with NurOwn® resulted in a statistically significant increase of neurotrophic factors (VEGF and HGF) and reduction in neurodegenerative (neurofilament) and neuroinflammatory biomarkers (MCP-1) that was not observed in the placebo treatment group.

●	Pre-specified statistical modeling designed to predict clinical response with high sensitivity and specificity based on ALS biomarkers and ALS Function confirmed that NurOwn® treatment outcomes could be predicted by baseline ALS function as well as key CSF neurodegenerative and neuroinflammatory biomarkers.

NurOwn® Clinical Manufacturing

We have developed a validated cryopreservation process for the long-term storage of MSC, that allows multiple doses of NurOwn® to be created from a single bone marrow harvest procedure in the multi-dose clinical trials and to avoid the need for patients to undergo repeated bone marrow aspiration. A validation study was conducted in 2017 comparing NurOwn® derived from fresh MSC to those derived from cryopreserved MSC. Company scientists were successful in showing that the MSC can be stored in the vapor phase of liquid nitrogen for prolonged periods of time, while maintaining their characteristics. Cryopreserved MSC are capable of differentiating into NurOwn®, similar to the NurOwn® derived from fresh MSC from the same patient/donor, prior to cryopreservation and maintain their key functional properties including immunomodulation and neurotrophic factor secretion.

We contracted with City of Hope's Center for Biomedicine and Genetics to manufacture clinical supplies of NurOwn® adult stem cells for our Phase 3 clinical study. City of Hope supported the manufacturing of NurOwn® and placebo for the participants treated in the Phase 3 study. The Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute (DFCI) in Boston was also contracted to manufacture NurOwn® and placebo for our Phase 3 ALS clinical study participants and commenced manufacturing in October 2018. DFCI core manufacturing facility also supplied NurOwn® for our Phase 2 PMS study.

On October 22, 2020, we announced a partnership with Catalent, the leading global provider of advanced delivery technologies, to manufacture NurOwn®, which has been evaluated for the treatment of ALS in our Phase 3 clinical trial. If we decide to file a BLA and granted approval, Catalent will be our partner for manufacturing commercial quantities of NurOwn® to treat patients with ALS. Our tech transfer to Catalent has already been initiated and will allow for continuous supply of NurOwn® for future clinical trials. On October 26, 2020, we announced the selection of RR&D as our partner to expedite site selection and design services for a state-of-the-art manufacturing facility for NurOwn® (autologous MSC-NTF) in the U.S. Our partnership with RR&D to help us establish in-house manufacturing capabilities will accelerate once a regulatory pathway is clear. These partnerships will ensure an ongoing cGMP clinical supply of NurOwn® and enable us to provide rapid treatment access to patients if we obtain regulatory approval.

Meetings with the FDA and FDA Senior Management

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

On February 11, 2020, we announced that we held a high-level meeting with the FDA to discuss potential NurOwn® regulatory pathways for approval in ALS. In the planned meeting with senior CBER leadership and several leading U.S. ALS experts, the FDA confirmed that the Phase 3 ALS trial was collecting relevant data critical to the assessment of NurOwn® efficacy. The FDA indicated that they would look at the "totality of the evidence" in the expected Phase 3 clinical trial data.

On February 9, 2021, we announced feedback on a Type-C Meeting with FDA on future NurOwn® manufacturing plans and to review specific aspects of our planned manufacturing modifications to support the development of a semi-automated commercial manufacturing process for NurOwn® (MSC-NTF cell). The meeting included a detailed review of the requirements for comparability testing to support future modifications along with geographic considerations in the sourcing of starting materials and future manufacturing production. We plan to incorporate feedback from the FDA meeting and our experience from Phase 3 manufacturing to finalize a robust comparability plan that could enable semiautomatic manufacturing to be introduced at the appropriate time in the future. We also plan to finalize the remaining steps necessary to proceed with running NurOwn® conformance batches. The FDA also provided comments on several key aspects of the current manufacturing process, which we will use as we continue our work to enable operations at our commercial manufacturing partner, Catalent.

On February 22, 2021, we announced high-level FDA feedback on NurOwn® ALS Clinical Development Program. The FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that FDA is seeking to support a BLA. In addition, the FDA advised that this recommendation does not preclude the Company from proceeding with a BLA submission. We are in active consultation with principal investigators, ALS experts, expert statisticians, regulatory advisors, and ALS advocacy groups to assess the benefit/risk of a BLA submission before making a final decision.

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

Through the EAP, the six clinical centers participating in the Phase 3 NurOwn® trial will each have the opportunity to treat ALS patients who completed the trial. These six centers are: University of California, Irvine; Cedars-Sinai Medical Center; California Pacific Medical Center; Massachusetts General Hospital; University of Massachusetts Medical School; and Mayo Clinic. EAP treatment of ALS patients who have completed the Phase 3 clinical trial will not interfere with data or regulatory timelines. The Dana Farber Cancer Institute will manufacture the investigational therapy, assisted by on-site BrainStorm personnel.

Patient Access Programs (ALS)

The Company working collaboratively with the Tel Aviv Sourasky Medical Center (Ichilov Hospital), was approved on March 7, 2019 to treat up to 13 ALS patients with NurOwn®, under the Israel Hospital Exemption regulatory pathway for Advanced Therapy Medicinal Products (ATMP), which was adopted by the Israeli MoH from the EMA regulation. This pathway enables the Company to make NurOwn® accessible to ALS patients in Israel, for a fee. This approval expired on March 7, 2020. Ichilov Hospital and the Company has since then received approval from the MoH for the extension of the program. Based on the approval, the Company has enrolled 12 out of the first 13 patients under the HE regulatory pathway as of March 31, 2021 and intends to enroll the maximum number of patients that have been approved. The Company is currently collecting clinical data for patients who have already received NurOwn® at the Ichilov Hospital. Thus far, the Company has received $3.4 million in gross proceeds in connection with the treatment of the aforementioned patients.

NurOwn® in Progressive Multiple Sclerosis (PMS)

On December 15, 2018, the FDA approved the Company's IND to conduct a Phase 2 open label trial of repeated intrathecal administration of NurOwn® in PMS (www.clinicaltrials.gov Identifier NCT03799718). The study entitled “A Phase 2, open-label, multicenter study to evaluate the safety and efficacy of repeated administration of NurOwn® (Autologous Mesenchymal Stem Cells Secreting Neurotrophic Factors; MSC-NTF cells) in participants with Progressive Multiple Sclerosis (PMS)” was designed to recruit 20 PMS participants at 5 leading US MS centers.

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

Phase 2 PMS Clinical Trial

On March 24, 2021, the Company announced positive topline data in the Phase 2 study evaluating three repeated administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. The 28-week open-label Phase 2 clinical trial enrolled 20 primary and secondary progressive MS patients based on the 2017 revised McDonald Criteria, ages 18-65, with baseline Expanded Disability Status Scale (EDSS) scores between 3-6.5, without evidence of relapse within 6 months of enrollment, able to walk 25 feet in 60 seconds or less and were permitted to be on a stable dose of disease modifying therapy. Of the 20 patients enrolled, 18 were treated and 16 (80%) completed the study.  Two patients discontinued related to procedure-related AEs. There were no study deaths or AEs related to multiple sclerosis worsening. The mean age of study patients was 47, 56% were female, and mean baseline EDSS score was 5.4. The clinical trial compared clinical efficacy outcomes with a 48- patient matched clinical cohort from the Comprehensive Longitudinal Investigations in MS at the Brigham & Woman's Hospital (CLIMB Study). MS Function and Cognition measures in the top-line results included the timed 25-foot walk (T25FW); 9-hole peg test (9-HPT); Low Contrast Letter Acuity (LCLA); Symbol Digit Modality Test (SDMT); and the 12 item MS Walking Scale (MSWS-12).

Key findings from the trial were as follows:

●	Prespecified 25% improvements in the timed T25FW and 9-HPT from baseline to 28 weeks were observed in 14% and 13% of NurOwn® treated patients, respectively, and was observed in 0% of the pre-specified matched historical controls in the CLIMB registry.
●	38% of NurOwn® treated patients showed at least a 10-point improvement in the MSWS-12 from baseline to week 28, a patient reported outcome that evaluates walking function.
●	47% of NurOwn® treated patients showed at least an 8-letter improvement across 28 weeks in the LCLA, a visual function test.
●	67% of NurOwn® treated patients showed at least a 3-point improvement in the SDMT, a measure of cognitive processing.
●	NurOwn treated patients showed a mean improvement from baseline of 10% in T25FW and a 4.8% improvement from baseline on the 9-HPT dominant hand, compared to 1.8% and 1.4% worsening respectively in matched historical controls from the CLIMB registry.
●	NurOwn treated patients showed a 6% improvement from baseline in MSWS-12.

All results reported are based on observed data. Cerebrospinal fluid (CSF) biomarkers were obtained at 3 consecutive time points, just prior to each intrathecal administration of NurOwn®. We observed increases in neuroprotective molecules (VEGF, HGF) and decreases in neuroinflammatory biomarkers (MCP-1, and Osteopontin).

Additional secondary efficacy data, and detailed CSF and blood biomarker analyses are currently underway. We plan to present a detailed summary of the study outcomes at an upcoming scientific meeting, publish our findings in a peer reviewed journal and consider how best to advance NurOwn in PMS.

On November 14, 2019, we received a $495,330 grant from the National Multiple Sclerosis Society, through its Fast Forward program, to advance BrainStorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with progressive Multiple Sclerosis. As of March 31, 2021, we received $321,965 on account of the grant.

NurOwn® in Alzheimer’s Disease (AD)

We are designing a multi-national Phase 2 clinical trial to evaluate biomarkers and safety of NurOwn® treatment in patients with prodromal to mild AD. The 52-week study is expected to enroll up to 40 participants with prodromal to mild AD that will receive three intrathecal NurOwn® doses 8 weeks apart. Inclusion criteria include well-defined clinical criteria for prodromal to mild AD as well as CSF biomarker defined criteria for AD.

The Phase 2 clinical trial will evaluate biomarkers and safety of NurOwn®, including effects on inflammatory, Alzheimer’s-specific, neurodegenerative, and synaptic biomarkers, as well as a range of key clinical measures of cognition and function. It is currently expected to be conducted at the VU University Medical Center (Amsterdam), Pitié-Salpêtrière Hospital (Paris), and other clinical trial sites in the Netherlands and France.

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

While many Alzheimer's therapies have focused on a single target such as tau or beta-amyloid, we believe NurOwn® has the capability to simultaneously target multiple relevant biological pathways and bring a comprehensive approach to this multifactorial disease. Importantly, NurOwn®’s mechanism of action may allow the therapy to enable synergistic combinations with anti-tau or anti-beta-amyloid treatments, further underscoring its potential to address critical unmet needs in AD. In such a complex disease, addressing inflammation and neuroprotection is an innovative approach and a first in the world for this technology.

On July 8, 2020, the Company hosted a KOL webinar to discuss its NurOwn® Phase 2 AD Program. The webinar featured presentations from Prof. Scheltens and Prof. Dubois, the lead investigators in the trial. For more information on the KOL webinar and presentation, visit BrainStorm's website at www.brainstorm-cell.com.

Non-Dilutive Funding

In July 2017, we were awarded a grant in the amount of $15,912,390 from the California Institute for Regenerative Medicine (CIRM) to aid in funding the Company’s pivotal Phase 3 study of NurOwn®, for the treatment of ALS. We received $12,550,000 of the CIRM grant from 2017 2019: $9,050,000 from 2017 through 2018, and an additional $3,500,000 in 2019. On March 16, 2020, we received $2,200,000 from CIRM for achieving our pre-determined milestones. In July 2020, we received an additional $700,000 for making further progress in our Phase 3 study. On December 1, 2020, we received our final payment of $462,390. We have now received in full the total amount of the $15,912,390 grant funding awarded by CIRM. The grant does not bear a royalty payment commitment nor is the grant otherwise refundable.

On November 14, 2019, we were awarded a $495,330 grant from the National Multiple Sclerosis Society (NMSS), through its Fast Forward program, for serum and CSF biomarkers analysis in BrainStorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with PMS. As of March 31, 2021, we have received $321,965 out of the $495,330 awarded.

On April 3, 2020, we announced that our wholly owned subsidiary, BrainStorm Cell Therapeutics Ltd., has been awarded a new non-dilutive grant of approximately $1.5 million by the Israel Innovation Authority (“IIA”). The grant enables the Company to continue development of advanced cellular manufacturing capabilities, furthers development of MSC-NTF derived exosomes as a novel therapeutic platform, and will ultimately enable BrainStorm to expand the therapeutic pipeline in neurodegenerative disorders. As of March 31, 2021, we have received $940,000 out of the $1.5 million awarded.

On June 9, 2020, we announced that The ALS Association and I AM ALS have awarded us a combined grant of $500,000 to support an ALS biomarker research study. The grant will be used to draw insights from data and samples collected from patients who participated in BrainStorm's Phase 3 clinical trial and treated with NurOwn®, and to further the understanding of critical biomarkers associated with treatment response for people with ALS. As of March 31, 2021, we have received $200,000 out of $500,000 awarded.

Intellectual Property

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

On December 15, 2020, the Canadian Patent office sealed Patent no. 2,937,305 titled ‘Pharmaceutical composition comprising bone-marrow derived mesenchymal stem cells’. The granted claims include a pharmaceutical composition for NurOwn® (MSC-NTF cells, Mesenchymal Stem Cells secreting Neurotrophic Factors), comprising a culture medium as a carrier and an isolated population of differentiated bone marrow-derived MSCs that secrete neurotrophic factors

On February 19, 2021, the Hong Kong patent office sealed Patent No. HK1209453 titled 'Methods of Generating Mesenchymal Stem Cells which secrete Neurotrophic Factors'. Allowed claims cover the method for manufacturing MSC-NTF cells (NurOwn®).

Patents protecting NurOwn® have been issued in the United States, Canada, Japan, Europe, Hong Kong, and Israel.

For a complete list of our patent portfolio, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Recent Scientific and Industry Presentations

Between October 12-16, 2020, Dr. Stacy Lindborg, Ph.D., delivered an on-demand webinar at the 2020 Cell & Gene Meeting on the Mesa, held virtually.

On October 20, 2020, the Company presented a poster titled, "MSC-NTF (NurOwn®) Exosomes: A Novel Therapeutic Modality in the Mouse LPS-induced ARDS model Analysis" at the NYSCF Conference Meeting, being held virtually.

On December 9, 2020, the Company presented results from the Company's placebo controlled, randomized, double-blind Phase 3 trial evaluating NurOwn® (MSC-NTF cells) as a treatment for ALS at the 31st International Symposium on ALS/MND virtual symposium.

On January 21, 2021, Dr. Ralph Kern, MD MHSc presented results from the Company's placebo controlled, randomized, double-blind Phase 3 trial evaluating NurOwn® (MSC-NTF cells) as a treatment for ALS at the California ALS Research Summit.

On February 26, 2021, Dr. Stacy Lindborg, PhD, presented at the SVB Leerink 10th Global Healthcare Conference.

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

The exosomes research efforts are primarily focused on manufacturing of MSC-NTF exosomes from bone marrow derived MSC:

1.	Developing and optimizing large scale cell culture processes using bioreactors, to generate exosomes.
2.	Developing advanced scalable purification GMP methods that can be applied to commercial use.
3.	Quantification, characterization of phenotype and exosome cargo.
4.	Assessment of MSC-NTF exosomes potency and stability.
5.	Establishment of a method for exosomes modification.
6.	Preclinical experiments in neurodegenerative models.

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

In a preclinical study, we evaluated MSCs and NurOwn® derived exosomes in an LPS ARDS-mouse model, relevant to severe acute lung injury. The results from the study showed that intratracheal administration of NurOwn® derived exosomes resulted in a statistically significant improvement in multiple lung parameters. These included the clinically relevant factors: functional lung recovery, reduction in pro-inflammatory cytokines and most importantly, attenuation of lung damage. Moreover, MSC-NTF cell derived exosomes exhibited a superior effect when compared to treatment with exosomes derived from naïve MSCs from the same donor. On January 20, 2021 we announced the peer-reviewed publication of this preclinical study in the journal Stem Cell and Research Therapy. The study, entitled “MSC-NTF (NurOwn®) exosomes: a novel therapeutic modality in the mouse LPS-induced ARDS model,” evaluated the use of NurOwn® (MSC-NTF cell) derived exosomes in a mouse model of acute respiratory distress syndrome (ARDS).

For the completed multidose clinical studies in ALS and PMS, the Company has improved the efficiency of NurOwn® production and improved its stability, allowing manufacturing to take place at centralized clean room facilities from which NurOwn® is distributed to the clinical trial sites, where the cells are then administered to patients. The Company is also engaged in several research initiatives to further improve and scale-up manufacturing capacity and extend the shelf life of NurOwn®.

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

Results of Operations

For the period from inception (September 22, 2000) through March 31, 2021, the Company has not earned any revenue from operations. The Company does not expect to earn revenue from operations in the near-term. The Company has incurred operating costs and other expenses of approximately $6,929,000 during the three months ended March 31, 2021 compared to $8,308,000 during the three months through March 31, 2020.

Research and Development Expenses:

Research and development expenses, net for the three months ended March 31, 2021 and 2020 were $4,341,000 and $5,948,000, respectively, representing a decrease of $1,607,000. This decrease is due to (i) a decrease of $2,588,000 in costs related to the Phase 3 and Phase 2 Clinical Trials from $5,651,000 in three months ended March 31, 2020 to $3,063,000 for the three months period ended March 31, 2021 and (ii) a decrease of $281,000 in connection with stock-based compensation expenses, materials, travel, rent and other activities. This decrease was partially offset by (i) an increase of $163,000 for costs related to payroll; (ii) an increase of $462,000 for costs related to patents, preclinical R&D activities and consultants and (iii) a decrease of $637,000 in proceeds received in connection with the treatment of patients under the hospital exemption regulatory pathway and decrease in participation of the Israel Innovation Authority (“IIA”).

Excluding participation from IIA and other grants and proceeds received under the hospital exemption regulatory pathway, research and development expenses decreased by $2,328,000 from $7,135,000 in the first quarter of 2020 to $4,807,000 in the first quarter of 2021.

General and Administrative Expenses:

General and administrative expenses for the three months ended March 31, 2021 and 2020 were $2,588,000 and $2,360,000, respectively. The increase in general and administrative expenses of $228,000 is primarily due to an increase of $74,000 in payroll and stock-based compensation, and an increase of $320,000 in consultants, rent and other costs. This increase was partially offset by the decrease of $166,000 in PR and travel costs.

Other Income and Expenses:

Financial income for the three months ended March 31, 2021 was $267,000 as compared to financial income of $194,000 for the three months ended March 31, 2020 as a result of the adoption of the Accounting Standard Update ASU 2016-02 “Leases” and due to conversion exchange rates.

Net Loss:

Net loss for the three months ended on March 31, 2021 was $6,662,000, as compared to a net loss of $8,114,000 for the three months ended March 31, 2020. Net loss per share for the three months ended March 31, 2021 and 2020 was $0.19 and $0.32, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended March 31, 2021 was 35,791,309, compared to 28,423,837 for the three months ended March 31, 2020.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via the ATM program and through various grants.

Cash, Cash equivalents (including short-term bank deposits) amounted to approximately $40,047,000 as of March 31, 2021.

Net cash used in operating activities was $8,968,000 for the three months ended March 31, 2021. Cash used for operating activities was primarily attributed to reduction in outstanding trades payables, cost of payroll, materials for clinical trials, rent, legal expenses and PR expenses. Net cash used in investing activities was $37,000 for the three months ended March 31, 2021, mainly representing net increase in short-term interest-bearing bank deposits. Net cash provided by financing activities was $7,109,000 for the three months ended March 31, 2020 and is attributable to the exercise of options and sales of shares under our ATM Program.

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

On September 25, 2020, the Company entered into an Amended and Restated Distribution Agreement (the “Distribution Agreement”) with SVB Leerink LLC (“Leerink”) and Raymond James & Associates (together with Leerink, the “Agents”) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $45,000,000, which aggregate amount includes amount unsold pursuant to the March 6, 2020 ATM (the “September 25, 2020 ATM”). Sales under the September 25, 2020 ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. The Distribution Agreement amends and restates in its entirety the Company’s prior agreement with Raymond James entered on March 6, 2020 (the “March 6, 2020 ATM”). The Company previously sold 2,446,641 shares of Common Stock for gross proceeds of approximately $23.11 million of Common Stock under the March 6, 2020 ATM. During the quarter ended March 31, 2021, the Company sold an aggregate of 1,156,897 shares of Common Stock pursuant to the September 25, 2020 ATM at an average price of $6.33 per share, raising gross proceeds of approximately $7.3 million. Since inception and as of March 31, 2021, the Company has sold 4,721,282 shares of Common Stock for gross proceeds of approximately $29.1 million under the September 25, 2020 ATM.

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

Exercises of 2019 Warrants:

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

Company Cash Needs

We have recently completed our Phase 3 ALS and Phase 2 PMS trials in the US. Our material cash needs for the next 12 months, assuming we do not expand our clinical trials beyond our Phase 2 AD trials in Europe will include (i) costs of the clinical trials Europe, (ii) employee salaries, (iii) payments for rent and operation of the GMP facilities and manufacturing of NurOwn®, and (iv) fees to our consultants and legal advisors, patents, and fees for facilities to be used in our research and development.

We believe our existing cash will be sufficient to fund our anticipated operating cash requirements for at least twelve months following the date of this filing. We currently have sufficient cash to execute on our Phase 2 AD clinical trials and support our operating activities. We expect that we will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. If we decide to file a BLA for our ALS program and granted a BLA approval, additional capital raise will be needed to commercialize NurOwn® for ALS, and to conduct additional trials that may be needed for other indications. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our product candidates along with cost to commercialize these product candidates.

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
●the time and costs required to gain regulatory approvals;
●the terms and timing of any collaborative, licensing and other arrangements that we may establish;
●the costs of filing, prosecuting, defending and enforcing patents, patent applications, patent claims, trademarks and other intellectual property rights;
●any product liability or other lawsuits related to our product candidates;
●the expenses needed to attract and retain skilled personnel;
●the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;
●the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●the general and administrative expenses related to being a public company;
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

There were no significant changes to our critical accounting policies during the quarter ended March 31, 2021. For information  about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in this Quarterly Report on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related to Our Business Operations:

The coronavirus outbreak has caused disruptions to our business, including our preclinical and clinical development activities.

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

On June 24, 2020, we announced a new clinical program focused on the development of NurOwn® as a treatment for AD. As part of the newly announced program, we are planning a multi-national Phase 2 clinical trial in Europe to evaluate biomarkers and safety of NurOwn® treatment in patients with prodromal to mild AD.

Two vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and one in early 2021, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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

Item 5. Other Information.

During the quarter ended March 31, 2021, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

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

BRAINSTORM CELL THERAPEUTICS INC.

Date: April 26, 2021	By:	/s/ Preetam Shah
Name: Preetam Shah
Title: EVP, Chief Financial Officer (Principal Financial Officer)