Form 10-Q
period 2021-06-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2021-08-05
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

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

As of August 5, 2021, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 36,318,561.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding BrainStorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “BrainStorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal quarter, statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2021 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broad acceptance as a treatment option for ALS or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, disruptions in our business due to the COVID-19 outbreak, including our clinical development activities, and other factors described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2020, and as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2020, and as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2021

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2021

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	June 30,	December 31,
	2021	2020

	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$30,565	$37,829
Short-term deposit (Note 4)	4,047	4,107
Other accounts receivable	183	304
Prepaid expenses and other current assets (Note 5)	392	1,002
Total current assets	35,187	43,242

Long-Term Assets:
Prepaid expenses and other long-term assets	108	26
Operating lease right of use asset (Note 6)	5,886	6,872
Property and Equipment, Net	1,054	1,119
Total Long-Term Assets	7,048	8,017

Total assets	$42,235	$51,259

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,000	$5,417
Accrued expenses	1,712	1,261
Operating lease liability (Note 6)	2,037	2,655
Other accounts payable	1,310	1,900
Total current liabilities	8,059	11,233

Long-Term Liabilities:
Operating lease liability (Note 6)	4,004	4,562
Total long-term liabilities	4,004	4,562

Total liabilities	$12,063	$15,795

Stockholders’ Equity:
Stock capital: (Note 7)	12	12

Common Stock of $0.00005 par value - Authorized: 100,000,000 shares at June 30, 2021 and December 31, 2020 respectively; Issued and outstanding: 36,318,561 and 35,159,977 shares at June 30, 2021 and December 31, 2020 respectively.

Additional paid-in-capital	192,294	184,655
Treasury stocks	(116)	(116)
Accumulated deficit	(162,018)	(149,087)
Total stockholders’ equity	30,172	35,464

Total liabilities and stockholders’ equity	$42,235	$51,259

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2021	2020	2021	2020

	Unaudited		Unaudited
Operating expenses:

Research and development, net (Note 8)	$7,940	$11,642	$3,599	$5,694
General and administrative	5,110	4,066	2,522	1,706

Operating loss	(13,050)	(15,708)	(6,121)	(7,400)

Financial expenses (income), net	(119)	(200)	148	(6)

Net loss	$(12,931)	$(15,508)	$(6,269)	$(7,394)

Basic and diluted net loss per share from continuing operations	$(0.36)	$(0.56)	$(0.17)	$(0.25)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	36,056,391	27,452,750	36,318,561	29,274,130

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number	Amount	capital	stocks	deficit	equity
Balance as of January 1, 2021	35,159,977	12	184,655	(116)	(149,087)	35,464

Stock-based compensation related to stock and options granted to directors and employees	—	*	290	—	—	290
Issuance of shares in at-the-market (ATM) offering (Note 7)	1,156,897	*	7,104	—	—	7,104
Exercise of options	1,687	*	5	—	—	5
Net loss	—	—	—	—	(6,662)	(6,662)
Balance as of March 31, 2021	36,318,561	12	192,054	(116)	(155,749)	36,201
Stock-based compensation related to stock and options granted to directors and employees	—	—	240	—	—	240
Net loss	—	—	—	—	(6,269)	(6,269)
Balance as of June 30, 2021	36,318,561	12	192,294	(116)	(162,018)	30,172

*    Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash flows from operating activities:

Net loss	$(12,931)	$(15,508)	$(6,269)	$(7,394)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	123	99	62	50
Stock-based compensation related to options granted to employees and directors	530	1,181	240	791
Change in operating lease liability	(190)	(50)	103	35
Decrease in other accounts receivable and prepaid expenses	727	2,362	405	284
Increase (decrease) in trade payables	(2,417)	(10,073)	448	33
Increase (decrease) in other accounts payable and accrued expenses	(139)	1,298	(318)	539
Total net cash used in operating activities	$(14,297)	$(20,691)	$(5,329)	$(5,662)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash flows from investing activities:

Purchase of property and equipment	(58)	(57)	(28)	(50)
Changes in short-term deposit	(18)	(4,007)	(11)	(2,020)
Total net cash used in investing activities	$(76)	$(4,064)	$(39)	$(2,070)

Cash flows from financing activities:
Proceeds from exercise of options	5	32	—	3
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 7)	7,104	26,383	—	7,411
Proceeds from issuance of shares and warrants in Registered Direct Offering (Note 7)	—	9,957	—	—
Total net cash provided by financing activities	$7,109	$36,372	$—	$7,414

Increase (decrease) in cash and cash equivalents	(7,264)	11,617	(5,368)	(318)

Cash and cash equivalents at the beginning of the period	$37,829	$536	$35,933	$12,471

Cash and cash equivalents at end of the period	$30,565	$12,153	$30,565	$12,153

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all of the research and development activities of the Company. BCT formed wholly-owned subsidiaries Brainstorm Cell Therapeutics UK Ltd. in the United Kingdom on February 19, 2013 (currently inactive), Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019.

The Common Stock is publicly traded on the Nasdaq Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. (“Ramot”) (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amyotrophic Lateral Sclerosis (ALS, also known as Lou Gehrig’s Disease), Progressive Multiple Sclerosis (PMS) and Alzheimer’s disease (AD). The Company developed a proprietary process, called NurOwn®, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.
C.	Since its inception, the Company has devoted substantially all of its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. The extent of the Company's future operating losses and the timing of becoming profitable are uncertain. As of June 30, 2021, the Company had an accumulated deficit of approximately $162 million. The extent of the Company's future operating losses and the timing of becoming profitable are uncertain.

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

The Company believes its existing cash will be sufficient to fund its anticipated operating cash requirements for at least twelve months following the date of this filing. The Company currently has sufficient cash to support its operating activities. Management expects that the Company will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. If the Company decides to file a BLA for its ALS program and is granted a BLA approval, additional capital raise will be needed to commercialize NurOwn® for ALS, and to conduct additional trials that may be needed. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for its product candidates along with cost to commercialize these product candidates.

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on its operations and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of June 30, 2021. These estimates may change, as new events occur and additional information is obtained.

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

Operating results for the three months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 4 - SHORT TERM DEPOSITS

Short term deposits on June 30, 2021 and December 31, 2020 include bank deposits bearing annual interest rates varying from 0.15%to 0.83%, with maturities of up to 12 months as of June 30, 2021 and December 31, 2020.

NOTE 5 - PREPAID EXPENSES

As of June 30, 2021, and as of December 31, 2020, prepaid expenses include director’s insurance of $328 and $984, respectively.

NOTE 6 - LEASES

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at the beginning of the period of adoption. The Company leases facilities, clinical research rooms, and vehicles under operating leases.

As of June 30, 2021, the Company’s ROU assets and lease liabilities for operating leases totaled $5,886 and $6,041, respectively. The impact of adopting the new lease standard was not material to the Company’s condensed consolidated statement of operations for the periods presented.

Supplemental cash flow information related to operating leases was as follows (unaudited):

Three Months Ended
June 30,
2021
Cash payments for operating leases	$684

As of June 30, 2021, the Company’s operating leases had a weighted average remaining lease term of 3.92 years and a weighted average discount rate of 6.89%. Future lease payments under operating leases as of June 30, 2021 were as follows:

Operating
Leases
Remainder of 2021	2,102
2022	1,213
2023	1,408
2024	1,365
2025	567
Total future lease payments	6,655
Less imputed interest	(614)
Total lease liability balance	6,041

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

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 – STOCK CAPITAL (Cont.):

Private placements and public offerings:

2018 Warrant Exercise Agreement:

On June 6, 2018, the Company entered into a Warrant Exercise Agreement (the “2018 Warrant Exercise Agreement”) with certain holders (the “2018 Warrant Holders”) of warrants (the “2015 Warrants”) to purchase Common Stock. The 2015 Warrants were originally issued in the Company’s January 8, 2015, private placement. Pursuant to the 2018 Warrant Exercise Agreement, the 2018 Warrant Holders exercised their 2015 Warrants for a total of 2,458,201 shares of Common Stock at an amended exercise price of $5 per share. The warrant exercises generated gross cash proceeds to the Company of $12.3 million. In addition, the Company issued new warrants to the 2018 Warrant Holders to purchase an aggregate 2,458,201 unregistered shares of Common Stock, at an exercise price of $9.00, with an expiration date of December 31, 2020 (the “2018 Warrants”). In connection with the issuance of the 2019 Warrants (described below), certain 2018 Warrants were amended on August 2, 2019, to reduce the exercise price to $7.00 per share and to extend the expiration date to December 31, 2021 (the “Amended 2018 Warrants”).

Between July 20, 2020, and July 24, 2020, 2018 Warrant Holders exercised an aggregate of 280,000 shares of the Amended 2018 Warrants (the “2018 Exercised Shares”), which exercises generated gross cash proceeds to the Company of $1,960,000.

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

Between July 15, 2020, and July 24, 2020, 2019 Warrant Holders exercised an aggregate of 620,000 shares of the 2019 Warrants (the “2019 Exercised Shares”), which exercises generated gross cash proceeds to the Company of $ 4,340,000.

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

On March 6, 2020, the Company entered into a new distribution agreement with Raymond James (the “Agent”), pursuant to which the Company was able to sell from time to time, through the Agent, shares of Common Stock, having an aggregate offering price of up to $50,000,000 (the “March 6, 2020, ATM”). Sales under the March 6, 2020. ATM were made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and Raymond James. Under the March 6, 2020, ATM, the Company sold an aggregate of 2,446,641 shares of Common Stock at an average price of $9.45 per share, raising gross proceeds of approximately $23.11 million.

On September 25, 2020, the Company entered into an Amended and Restated Distribution Agreement (the “Distribution Agreement”) with SVB Leerink LLC (“Leerink”) and Raymond James & Associates (together with Leerink, the “Agents”) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $45,000,000, which aggregate amount includes amount unsold pursuant to the March 6, 2020, ATM (the “September 25, 2020, ATM”). Sales under the September 25, 2020, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. The Distribution Agreement amends and restates in its entirety the Company’s prior agreement with Raymond James entered into on March 6, 2020 (the “March 6, 2020, ATM”). The Company previously sold 2,446,641 shares of Common Stock for gross proceeds of approximately $23.11 million of Common Stock under the March 6, 2020, ATM. During the quarter ended June 30, 2021, the Company did not sell any additional shares of its Common Stock pursuant to the September 25, 2020, ATM. Since inception and as of June 30, 2021, the Company has sold 4,721,282 shares of Common Stock for gross proceeds of approximately $29.1 million under the September 25, 2020, ATM.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 – STOCK CAPITAL (Cont.):

The Company has no obligation under the September 25, 2020, ATM to sell any shares and may at any time suspend sales or terminate the September 25, 2020, ATM in accordance with its terms. Subject to the terms and conditions of the Distribution Agreement, the Agents will use their commercially reasonable efforts to sell on the Company’s behalf, from time to time consistent with its normal sales and trading practices, such Shares based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company has provided the Agents with customary indemnification rights, and the Agents will be entitled to a fixed commission of 3.0% of the aggregate gross proceeds from the Shares sold. The Distribution Agreement contains customary representations and warranties, and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. Shares sold under the ATMs are issued pursuant to the Company’s existing Shelf Registration Statement, and the Prospectus Supplement to the Registration Statements filed June 11, 2019, March 6, 2020, and September 25, 2020, respectively.

Registered Direct Offering:

On March 6, 2020, the Company entered into and closed a $10.0 million registered direct offering of 1,250,000 shares of common stock at a per share purchase price equal to $8.00.  The purchaser also received a three-year warrant to purchase up to 250,000 shares of Common Stock at any exercise price of $15.00 per share.

Capital Raised Since Inception:

Since its inception through June 30, 2021, the Company has raised approximately $151 million gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

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

The 2004 Global Plan and 2005 U.S. Plan expired on November 25, 2014, and March 28, 2015, respectively. Grants that were made under the Prior Plans remain outstanding pursuant to their terms. The 2014 Plans were approved by the stockholders on August 14, 2014 (at which time the Company ceased to issue awards under each of the 2005 U.S. Plan and 2004 Global Plan) and amended on June 21, 2016, and November 29, 2018. Unless otherwise stated, option grants prior to August 14, 2014, were made pursuant to the Company’s Prior Plans, and grants issued on or after August 14, 2014, were made pursuant to the Company’s 2014 Plans, and expire on the tenth anniversary of the grant date. The 2014 Plans have a shared pool of 5,600,000 shares of Common Stock available for issuance. As of June 30, 2021, 3,393,413 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

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

These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified period. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. The Company did not grant stock options during the three months ended June 30, 2021.

A summary of the Company's option activity related to options to employees and directors, and related information as of June 30, 2021, is as follows:

	For the Three months ended
	June 30, 2021
		Weighted
		average	Aggregate
	Amount of	exercise	intrinsic
	options *	price	value
		$	$
Outstanding at December 31, 2020	1,754,894	4.8869
Granted	—	—
Exercised	(1,687)	2.700
Cancelled	(361,722)	5.8664
Outstanding at June 30, 2021	1,391,485	4.6349	1,548,590
Exercisable at June 30, 2021	940,535	2.5896	1,548,590

*    Represents Employee Stock Options only (not including RSUs).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company's shares on June 30, 2021, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

As of June 30, 2021, there was $1,306 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 1.95 years. Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the six months ended June 30, 2021 and 2020 amounted to $530 and $1,181, respectively.

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

			Weighted Average
			Remaining
	Number of Shares	Weighted Average	Contractual
	of Restricted	Grant Date Fair	Term
	Stock	Value	(Years)
Nonvested as of December 31, 2020	288,081	7.71	1.10
Granted	—	—
Vested	87,949	4.90
Nonvested as of June 30, 2021	200,132	8.95	0.99

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the three months ended June 30, 2021 and June 30, 2020 amounted to $156 and $228, respectively.

As of June 30, 2021, there was $550 of total unrecognized compensation cost related to non-vested restricted stock under the Plan. The cost is expected to be recognized over a weighted average period of 1.80 years.

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Six months ended
	June 30,
	2021	2020
Research and development	$113	$491
General and administrative	417	690
Total stock-based compensation expense	$530	$1,181

NOTE 8 - RESEARCH AND DEVELOPMENT, NET

Composition:

	Six months ended
	June 30,
	2021	2020
Research and development	$8,620	$13,150
Less: Participation by Israeli Hospital Exemption regulatory pathway	—	(900)
Less : Participation by the Israel Innovation Authorities	(141)	(414)
Less: Participation by other grants	$(539)	$(194)
	7,940	11,642

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

BrainStorm Cell Therapeutics Inc. is a leading biotechnology company committed to the development and commercialization of best-in-class autologous cellular therapies for the treatment of neurodegenerative diseases including: Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease); Progressive Multiple Sclerosis (“PMS”); Alzheimer's disease (“AD”); and other neurodegenerative diseases. NurOwn®, our proprietary platform, leverages cell culture methods to induce autologous bone marrow-derived mesenchymal stem cells (MSCs) to secrete high levels of neurotrophic factors (NTFs), modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function.

NurOwn® has been evaluated in a Phase 3 ALS and a Phase 2 PMS clinical trial. On November 17, 2020, we announced top-line data from our Phase 3 ALS trial. On March 24, 2021, we announced positive topline data from our Phase 2 trial evaluating three repeated intrathecal administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. On June 24, 2020, we announced a new clinical program focused on the development of NurOwn® as a treatment for AD. We are currently evaluating next steps based on emerging scientific insights and the rapidly changing regulatory landscape for AD following the recent FDA decision on Aducanumab.

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

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We currently employ 39 employees in the United States and in Israel. Most of the senior management team is based in the United States, and all of our clinical trial sites for ALS and PMS are in the United States. Our R&D center is located in Petach Tikva, Israel. In addition, we currently lease a GMP certified manufacturing facility in Jerusalem, Israel, and have recently leased a new GMP certified cleanroom facility, which includes three state-of-the-art cleanrooms, at the Tel Aviv Sourasky Medical Center to manufacture NurOwn®. These two facilities more than doubles our capacity to manufacture and ship NurOwn® into the EU and local Israeli markets

The pandemic caused by the novel strain of coronavirus, SARS-CoV 2 (COVID-19) disease has currently impacted and may continue to adversely impact our business, including our preclinical studies and clinical trials. In December 2019, a novel strain of coronavirus, surfaced in Wuhan, China. Since then, COVID- 19 has spread worldwide, significantly impacting the United States, Europe and Israel, where the Company conducts its operations, as well as its clinical trials for NurOwn®. In response to the spread of COVID-19 and to ensure safety of employees and continuity of business operations, we closed our offices, with our administrative employees continuing their work remotely and limited the number of staff in any given research and development laboratory. Our research and development laboratory in Israel and manufacturing sites in U.S. and in Israel remained open. Post vaccination, our administrative offices in Israel and the U.S. are now open. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted at this time, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Our management team is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see Part II, Item 1A – Risk Factors – Risks Related to the COVID-19 Pandemic.

Recent Highlights

●	We have made significant progress in the past 12 months announcing top-line data from our NurOwn® Phase 3 ALS and Phase 2 PMS clinical trials in the US (see details below).

●	On June 24, 2020, we announced a new clinical program focused on the development of NurOwn® as a treatment for Alzheimer's disease, or AD. We are currently evaluating next steps based on emerging scientific insights and the changing regulatory landscape for AD following the recent FDA decision on Aducanumab.
●	On July 23, 2020, we announced the results of a groundbreaking pre-clinical study of NurOwn® derived Exosome-based treatment for COVID-19 acute respiratory distress syndrome (ARDS). Intratracheal administration of exosomes extracted from MSC-NTF cells (NurOwn®) resulted in statistically significant improvement in multiple lung parameters in a mouse model. With this study, the Company successfully completed its first milestone in developing an innovative exosome-based platform-technology for the treatment of severe COVID-19 related infection.
●	On September 25, 2020, we entered into an Amended and Restated Distribution Agreement (the “Distribution Agreement”) with SVB Leerink LLC (“Leerink”) and Raymond James & Associates, Inc. (“Raymond James” and, together with Leerink, the “Agents”) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $45,000,000, which aggregate amount includes any amount unsold pursuant to the March 6, 2020, ATM (the “September 25, 2020, ATM”). Sales under the September 25, 2020, ATM are made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. The Distribution Agreement amends and restates in its entirety the Company’s prior agreement in connection with the March 6, 2020, ATM. During the quarter ended June 30, 2021, the Company did not sell any additional shares of its Common Stock pursuant to the September 25, 2020, ATM. Since inception and as of June 30, 2021, the Company has sold 4,721,282 shares of Common Stock for gross proceeds of approximately $29.1 million under the September 25, 2020, ATM.
●	On November 17, 2020, we announced top-line data from our Phase 3 ALS trial in the U.S. Results from the trial showed that NurOwn® was generally well tolerated in the population of rapidly progressing ALS patients. While showing a numerical improvement in the treated group compared to placebo across the primary and key secondary efficacy endpoints, the trial did not reach statistically significant results. In an important, pre-specified subgroup with early disease based on the ALSFRS-R baseline total score of 35, we believe NurOwn® demonstrated a clinically meaningful treatment response across the primary and key secondary endpoints and remained consistent with our pre-trial, data-derived assumption. In this subgroup, there were 34.6% responders who met the primary endpoint definition on NurOwn and 15.6% on Placebo (p=0.288), and the average change from baseline to week 28 in ALSFRS-R total score was -1.77 on NurOwn and -3.78 on Placebo (p=0.198), an improvement of 2.01 ALSFRS-R points favoring NurOwn®. No new safety concerns were identified. On February 22, 2021, we announced high-level FDA feedback on our NurOwn® ALS Clinical Development Program. The FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that FDA is seeking to support a Biologics License Application (BLA). In addition, the FDA advised that this recommendation does not preclude Brainstorm from proceeding with a BLA submission. We are in active consultation with principal investigators, ALS experts, expert statisticians, regulatory advisors, and ALS advocacy groups to assess the benefit/risk of a BLA submission before making a final decision.
●	On January 20, 2021, we announced the peer-reviewed publication of a preclinical study in the journal Stem Cell and Research Therapy. The study, entitled "MSC-NTF (NurOwn®) exosomes: a novel therapeutic modality in the mouse LPS-induced ARDS model," evaluated the use of NurOwn® (MSC-NTF cell) derived exosomes in a mouse model of acute respiratory distress syndrome (ARDS).
●	On February 9, 2021, we announced feedback from our Type-C Meeting with FDA to review specific aspects of our planned manufacturing modifications to support the development of a semi-automated manufacturing process for NurOwn® (MSC-NTF cells).

●	On March 24, 2021, we announced positive topline data in our Phase 2 Study trial evaluating three repeated administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. The 28-week open-label Phase 2 clinical trial enrolled 20 primary and secondary PMS patients based on the 2017 revised McDonald Criteria, ages 18-65, with baseline Expanded Disability Status Scale (EDSS) scores between 3-6.5, without evidence of relapse within 6 months of enrollment, able to walk 25 feet in 60 seconds or less and were permitted to be on a stable dose of disease modifying therapy. Of the 20 patients enrolled, 18 were treated and 16 (80%) completed the study. Two patients discontinued related to procedure-related AEs. There were no study deaths or AEs related to multiple sclerosis worsening. The mean age of study patients was 47, 56% were female, and mean baseline EDSS score was 5.4. The clinical trial compared clinical efficacy outcomes with a 48-patient matched clinical cohort from the Comprehensive Longitudinal Investigations in MS at the Brigham & Woman's Hospital (CLIMB Study). MS Function and Cognition measures in the top-line results included the timed 25-foot walk (T25FW); 9-hole peg test (9-HPT); Low Contrast Letter Acuity (LCLA); Symbol Digit Modality Test (SDMT); and the 12 item MS Walking Scale (MSWS-12). Prespecified response thresholds of 25% improvement in the T25FW and 9-HPT from baseline to 28 weeks were observed in 14% and 13% of NurOwn® treated patients, respectively, and was observed in 0% of the pre-specified matched historical controls in the CLIMB registry. Thirty eight percent of NurOwn® treated patients showed at least a 10-point improvement in the MSWS-12 from baseline to week 28, a patient-reported outcome that evaluates walking function. In addition, 47% of treated patients showed at least an 8-letter improvement across 28 weeks in the LCLA, a visual function test, and 67% showed at least a 3-point improvement in the SDMT, a measure of cognitive processing. In addition, NurOwn® treated patients showed a mean improvement from baseline of 10% in T25FW and a 4.8% improvement from baseline on the 9-HPT dominant hand, compared to 1.8% and 1.4% worsening respectively in matched historical controls from the CLIMB registry. Also, NurOwn® treated patients showed a 6% improvement from baseline in MSWS-12. All results reported are based on observed data. Cerebrospinal fluid (CSF) biomarkers were obtained at 3 consecutive time points, just prior to each intrathecal administration of NurOwn®. We observed increases in neuroprotective molecules (VEGF, HGF) and decreases in neuroinflammatory biomarkers (MCP-1, and Osteopontin) in the CSF samples. Additional secondary efficacy data, and detailed CSF and blood biomarker analyses are currently underway. We plan to present a detailed summary of the study outcomes at an upcoming scientific meeting, publish our findings in a peer-reviewed journal and consider how best to advance NurOwn® in PMS.
●	On May 25, 2021, we made a scientific presentation of NurOwn® Exosome preclinical ARDS data at the ISCT 2021 New Orleans Virtual Meeting demonstrating that intrathecal administration of NurOwn-derived exosomes resulted in statistically significant improvements in multiple lung parameters in a mouse model of acute respiratory distress syndrome (ARDS).
●	On June 15, 2021, we announced the expansion of NurOwn® IP Portfolio with grant and allowance of multiple patents and applications in major markets. These include EU Patent No. 2880151, Hong-Kong patent No. HK1209453, Israel Patent Application No 246943, Canadian patent application No. 2,937,305, U.S. patent No. 10,869,899, U.S. Patent Application No. 16/047,129. For more details, please refer to our “Intellectual Property” section below.
●	On July 27, 2021, we announced approval of GMP certification for a second production site in Israel from the Israel Ministry of Health (MOH) for three state-of-the-art cleanrooms leased by us at the Tel Aviv Sourasky Medical Center ("Sourasky Hospital"). The GMP approval confirms that these cleanrooms are compliant with Israeli GMPs, which are aligned with European Union (EU) GMPs, and more than doubles the Company's capacity to manufacture and ship NurOwn® into the EU and local Israeli markets.

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

The proprietary technology and manufacturing processing of NurOwn® (MSC-NTF cells) for clinical use is conducted in full compliance with current Good Manufacturing Practice (“cGMP”). The NurOwn® proprietary technology is fully owned or developed by our Israeli Subsidiary. All granted patents related to NurOwn® (MSC-NTF cells) manufacturing process are fully assigned to or owned by our Israeli Subsidiary (please see Intellectual Property section for details).

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

On October 22, 2020, we announced a partnership with Catalent, the leading global provider of advanced delivery technologies, to manufacture NurOwn®, which has been evaluated for the treatment of ALS in our Phase 3 clinical trial. If we decide to file a BLA and are granted approval, Catalent will be our partner for manufacturing commercial quantities of NurOwn® to treat patients with ALS. Our tech transfer to Catalent has already been initiated and will allow for continuous supply of NurOwn® for future clinical trials. On October 26, 2020, we announced the selection of RR&D as our partner to expedite site selection and design services for a state-of-the-art manufacturing facility for NurOwn® (autologous MSC-NTF) in the U.S. Our partnership with RR&D to help us establish in-house manufacturing capabilities will accelerate once a regulatory pathway is clear. These partnerships will ensure an ongoing cGMP clinical supply of NurOwn® and enable us to provide rapid treatment access to patients if we obtain regulatory approval.

In addition, we currently lease a GMP certified manufacturing facility in Jerusalem, Israel. On July 27, 2021, we announced the approval of GMP certification for a second production site in Israel from the Israel Ministry of Health (MOH) for three state-of-the-art cleanrooms leased by us at the Tel Aviv Sourasky Medical Center (“Sourasky Hospital”). The GMP approval confirms that these cleanrooms are compliant with Israeli GMPs, which are aligned with European Union (EU) GMPs, and more than doubles the Company's capacity to manufacture and ship NurOwn® into the EU and local Israeli markets.

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

Through the EAP, the six clinical centers participating in the Phase 3 NurOwn® trial will each have the opportunity to treat ALS patients who completed the trial. These six centers are: University of California, Irvine; Cedars-Sinai Medical Center; California Pacific Medical Center; Massachusetts General Hospital; University of Massachusetts Medical School; and Mayo Clinic. EAP treatment of ALS patients who have completed the Phase 3 clinical trial will not interfere with data or regulatory timelines. The Cell manipulation Core Facility (CMCF) at the Dana Farber Cancer Institute will manufacture the investigational therapy, assisted by on-site BrainStorm personnel.

Patient Access Programs (ALS)

The Company, has worked collaboratively with the Tel Aviv Sourasky Medical Center (Ichilov Hospital), to treat ALS patients with NurOwn®, under the Israel Hospital Exemption (HE) regulatory pathway for Advanced Therapy Medicinal Products (ATMP), which was adopted by the Israeli MoH from the EMA regulation. Between Q1, 2019 and Q1, 2021, the Company enrolled and treated 12 ALS patients with NurOwn®, under the HE pathway. Thus far, the Company has received $3.4 million in gross proceeds in connection with the treatment of the aforementioned patients.

NurOwn® in Progressive Multiple Sclerosis (PMS)

On December 15, 2018, the FDA approved the Company's IND to conduct a Phase 2 open label trial of repeated intrathecal administration of NurOwn® in PMS (www.clinicaltrials.gov Identifier NCT03799718). The study entitled “A Phase 2, open-label, multicenter study to evaluate the safety and efficacy of repeated administration of NurOwn® (Autologous Mesenchymal Stem Cells Secreting Neurotrophic Factors; MSC-NTF cells) in participants with Progressive Multiple Sclerosis (PMS)” was designed to recruit 20 PMS participants at 5 leading U.S. Multiple Sclerosis centers.

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

On November 14, 2019, we received a $495,330 grant from the National Multiple Sclerosis Society, through its Fast Forward program, to advance BrainStorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with progressive Multiple Sclerosis. As of June 30, 2021, we received $396,264 on account of the grant.

NurOwn® in Alzheimer’s Disease (AD)

On June 24, 2020, we announced a new clinical program focused on the development of NurOwn® as a treatment for Alzheimer’s disease, or AD. We are currently evaluating next steps based on emerging scientific insights and the changing regulatory landscape for AD following the recent FDA decision on Aducanumab.

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

On November 14, 2019, we were awarded a $495,330 grant from the National Multiple Sclerosis Society (NMSS), through its Fast Forward program, for serum and CSF biomarkers analysis in BrainStorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with PMS. As of June 30, 2021, we have received $396,264 out of the $495,330 awarded.

On April 3, 2020, we announced that our wholly owned subsidiary, BrainStorm Cell Therapeutics Ltd., has been awarded a new non-dilutive grant of approximately $1.5 million by the Israel Innovation Authority (“IIA”). The grant enables the Company to continue development of advanced cellular manufacturing capabilities, furthers development of MSC-NTF derived exosomes as a novel therapeutic platform, and will ultimately enable BrainStorm to expand the therapeutic pipeline in neurodegenerative disorders. As of June 30, 2021, we have received $1,183,000 out of the $1.5 million awarded.

On June 9, 2020, we announced that The ALS Association and I AM ALS have awarded us a combined grant of $500,000 to support an ALS biomarker research study. The grant will be used to draw insights from data and samples collected from patients who participated in BrainStorm's Phase 3 clinical trial and treated with NurOwn®, and to further the understanding of critical biomarkers associated with treatment response for people with ALS. As of June 30, 2021, we have received $200,000 out of $500,000 awarded.

Intellectual Property

A key element of our overall strategy is to establish a broad portfolio of patents and other methods described below to protect its proprietary technologies and products. BrainStorm is the sole licensee or assignee of 25 granted patents, 1 allowed patent and 23 patent applications in the United States, Canada, Europe, and Israel, as well as in additional countries worldwide, including countries in the Far East and South America (in calculating the number of granted patents, each European patent validated in multiple jurisdictions was counted as a single patent).

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

On February 18, 2020, the U.S. Patent and Trademark Office (USPTO) issued U.S. Patent No. 10,564,149 titled ‘Populations of Mesenchymal Stem Cells That Secrete Neurotrophic Factors’. The allowed claims cover a pharmaceutical composition for MSC-NTF cells secreting neurotrophic factors (NurOwn®) comprising a culture medium as a carrier and an isolated population of differentiated bone marrow-derived MSCs that secrete neurotrophic factors.

On September 1, 2020, the Israeli Patent Office issued Israeli Patent No. 246943 titled ‘Method of Qualifying Cells’. The granted claims include a cell population that secretes neurotrophic factors which is qualified useful as a therapeutic for treating ALS, and a method for qualifying said population.

On September 16, 2020, the Company announced that the Japanese Patent Office (JPO) has granted Brainstorm's Japanese Patent No. 6,753,887, titled: "Methods of Generating Mesenchymal Stem Cells Which Secrete Neurotrophic Factors". The allowed claims cover a method of generating cells which secrete neurotrophic factors from human undifferentiated mesenchymal stem cells (MSCs) derived from the bone marrow of a single donor. The said neurotrophic factors includes: brain derived neurotrophic factor (BDNF); glial derived neurotrophic factor (GDNF); hepatocyte growth factor (HGF); and vascular endothelial growth factor (VEGF).

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

On June 6, 2021, the US Patent and Trademark Office (USPTO) allowed US Patent application No. 16/047,129 titled ‘Mesenchymal stem cells for the treatment of CNS diseases’. The allowed claims are for a method of treating a disease selected from the group consisting of Parkinson’s, epilepsy, amyotrophic lateral sclerosis (ALS), Alzheimer’s disease, schizophrenia, stroke and Huntington’s disease.

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

On February 26, 2021, Dr. Stacy Lindborg, PhD, presented at the SVB Leerink 10th Global Healthcare Conference.

On May 25, 2021, we presented a poster titled, “Molecular Mechanisms Underlying MSC-NTF (NurOwn®) Exosome Benefits in a Mouse LPS-induced ARDS Model” at the ISCT 2021 New Orleans Virtual Meeting.

Research and Development

We are actively engaged in research and development to evaluate the potential for clinical development of NurOwn® in various neurodegenerative disorders, neurodegenerative eye disease and acute respiratory distress syndrome (ARDS). Research is currently ongoing to develop additional specialized derivative cell products such as MSC-NTF derived Exosomes. Exosomes are extracellular nano-vesicles (secreted by the cells) that carry various molecular components of their cell of origin, including nucleic acids, proteins and lipids. Exosomes can transfer molecules from one cell to another, thereby mediating cell-to-cell communication, ultimately regulating many cell processes, which are suitable for clinical applications in multiple neurodegenerative diseases. NurOwn® derived exosomes may possess unique features for the enhanced delivery of therapeutics to the brain, due to their ability to cross the blood brain barrier and to penetrate the brain and spinal cord.

The exosome research efforts are primarily focused on manufacturing of MSC-NTF exosomes from bone marrow derived MSC:

1.	Developing and optimizing large scale cell culture processes using bioreactors, to generate exosomes.
2.	Developing advanced scalable purification GMP methods that can be applied to commercial use.
3.	Quantification, characterization of phenotype and exosome cargo.
4.	Assessment of MSC-NTF exosomes potency and stability.
5.	Establishment of a method for exosomes modification.
6.	Preclinical experiments in neurodegenerative and lung injury models.

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

In a preclinical study, we evaluated MSCs and NurOwn® derived exosomes in an LPS ARDS-mouse model, relevant to severe acute lung injury. The results from the study showed that intratracheal administration of NurOwn® derived exosomes resulted in a statistically significant improvement in multiple lung parameters. These included the clinically relevant factors: functional lung recovery, reduction in pro-inflammatory cytokines and most importantly, attenuation of lung damage. Moreover, MSC-NTF cell derived exosomes exhibited a superior effect when compared to treatment with exosomes derived from naïve MSCs from the same donor. On January 20, 2021, we announced the peer-reviewed publication of this preclinical study in the journal Stem Cell and Research Therapy. The study, entitled “MSC-NTF (NurOwn®) exosomes: a novel therapeutic modality in the mouse LPS-induced ARDS model,” evaluated the use of NurOwn® (MSC-NTF cell) derived exosomes in a mouse model of acute respiratory distress syndrome (ARDS).

On May 25, 2021, we made a scientific presentation of NurOwn® Exosome preclinical ARDS data at the ISCT 2021 New Orleans Virtual Meeting demonstrating that intrathecal administration of NurOwn-derived exosomes resulted in statistically significant improvements in multiple lung parameters in a mouse model of acute respiratory distress syndrome (ARDS).

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

Results of Operations

For the period from inception (September 22, 2000) through June 30, 2021, the Company has not earned any revenue from operations. The Company does not expect to earn revenue from operations in the near-term. The Company has incurred operating costs and other expenses of approximately $6,121,000 during the three months ended June 30, 2021, compared to $7,400,000 during the three months ended June 30, 2020.

Research and Development Expenses:

Research and development expenses, net for the three months ended June 30, 2021, and 2020 were $3,599,000 and $5,694,000, respectively, representing a decrease of $2,095,000. This decrease is due to (i) a decrease of $2,148,000 in costs related to the Phase 3 and Phase 2 Clinical Trials from $3,813,000 in three months ended June 30, 2020, to $1,665,000 for the three months period ended June 30, 2021, and (ii) a decrease of $557,000 in connection with stock-based compensation expenses, materials, rent and other activities. This decrease was partially offset by (i) an increase of $109,000 for costs related to payroll; (ii) an increase of $394,000 for costs related to patents, preclinical R&D activities, travel and consultants and (iii) a decrease of $107,000 in participation of the Israel Innovation Authority (“IIA”).

Excluding participation from IIA and other grants, research and development expenses decreased by $2,202,000 from $6,015,000 in the second quarter of 2020 to $3,813,000 in the second quarter of 2021.

General and Administrative Expenses:

General and administrative expenses for the three months ended June 30, 2021, and 2020 were $2,522,000 and $1,706,000, respectively. The increase in general and administrative expenses of $816,000 is primarily due to an increase of $613,000 in payroll and stock-based compensation, and an increase of $281,000 in consultants, rent and other costs. This increase was partially offset by the decrease of $78,000 in PR and travel costs.

Other Income and Expenses:

Financial expense for the three months ended June 30, 2021, was $148,000 as compared to financial income of $6,000 for the three months ended June 30, 2020, as a result of the adoption of the Accounting Standard Update ASU 2016-02 “Leases” and due to conversion exchange rates.

Net Loss:

Net loss for the three months ended June 30, 2021, was $6,269,000, as compared to a net loss of $7,394,000 for the three months ended June 30, 2020. Net loss per share for the three months ended June 30, 2021, and 2020 was $0.17 and $0.25, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended June 30, 2021, was 36,318,561, compared to 29,274,130 for the three months ended June 30, 2020.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via the ATM program and through various grants.

Cash, Cash equivalents (including short-term bank deposits) amounted to approximately $34,612,000 as of June 30, 2021.

Net cash used in operating activities was $5,329,000 for the three months ended June 30, 2021. Cash used for operating activities was primarily attributed to reduction in outstanding trades payables, cost of payroll, materials, rent, legal expenses and PR expenses. Net cash used in investing activities was $39,000 for the three months ended June 30, 2021, mainly representing net increase in purchase or property and equipment and in short-term interest-bearing bank deposits.

On June 8, 2018, we filed a shelf registration statement on Form S-3 (File No. 333-225517) (the “Shelf Registration Statement”), which was declared effective by the SEC on June 29, 2018, relating to Common Stock, warrants and units that we may sell from time to time in one or more offerings, up to a total dollar amount of $100,000,000. Other than the supplements filed on June 11, 2019, March 6, 2020, and on September 25, 2020, in connection with the ATM offerings discussed below, and the prospectus supplement filed on March 6, 2020, in connection with the registered direct offering discussed below, we have not filed any supplemental prospectus defining particular terms of securities to be offered under the shelf registration statement.

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

On March 6, 2020, the Company entered into a new distribution agreement with Raymond James (the “Agent”), pursuant to which the Company was able to sell from time to time, through the Agent, shares of Common Stock, having an aggregate offering price of up to $50,000,000 (the “March 6, 2020, ATM”). Sales under the March 6, 2020, ATM were made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and Raymond James. Under the March 6, 2020, ATM, the Company sold an aggregate of 2,446,641 shares of Common Stock at an average price of $9.45 per share, raising gross proceeds of approximately $23.11 million.

On September 25, 2020, the Company entered into an Amended and Restated Distribution Agreement (the “Distribution Agreement”) with SVB Leerink LLC (“Leerink”) and Raymond James & Associates (together with Leerink, the “Agents”) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $45,000,000, which aggregate amount includes amount unsold pursuant to the March 6, 2020 ATM (the “September 25, 2020, ATM”). Sales under the September 25, 2020, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. The Distribution Agreement amends and restates in its entirety the Company’s prior agreement with Raymond James entered on March 6, 2020 (the “March 6, 2020, ATM”). The Company previously sold 2,446,641 shares of Common Stock for gross proceeds of approximately $23.11 million of Common Stock under the March 6, 2020, ATM. During the quarter ended June 30, 2021, the Company did not sell any additional shares of its Common Stock pursuant to the September 25, 2020, ATM. Since inception and as of June 30, 2021, the Company has sold 4,721,282 shares of Common Stock for gross proceeds of approximately $29.1 million under the September 25, 2020, ATM.

The Company has no obligation under the September 25, 2020, ATM to sell any shares and may at any time suspend sales or terminate the September 25, 2020, ATM in accordance with its terms. Subject to the terms and conditions of the Distribution Agreement, the Agents will use their commercially reasonable efforts to sell on the Company’s behalf, from time to time consistent with its normal sales and trading practices, such Shares based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company has provided the Agents with customary indemnification rights, and the Agents will be entitled to a fixed commission of 3.0% of the aggregate gross proceeds from the Shares sold. The Distribution Agreement contains customary representations and warranties, and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. Shares sold under the ATMs are issued pursuant to the Company’s existing Shelf Registration Statement, and the Prospectus Supplement to the Registration Statements filed June 11, 2019, March 6, 2020, and September 25, 2020, respectively.

Registered Direct Offering:

On March 6, 2020, the Company entered into and closed a $10.0 million registered direct offering of 1,250,000 shares of Common Stock at a per share purchase price equal to $8.00. Purchaser also received a three-year warrant to purchase up to 250,000 shares of Common Stock at any exercise price of $15.00 per share.

Recent Sales of Unregistered Securities:

Exercises of 2018 Amended Warrants:

On June 6, 2018, the Company entered into a Warrant Exercise Agreement (the “2018 Warrant Exercise Agreement”) with certain holders (the “2018 Warrant Holders”) of warrants (the “2015 Warrants”) to purchase Common Stock. The 2015 Warrants were originally issued in the Company’s January 8, 2015, private placement. Pursuant to the 2018 Warrant Exercise Agreement, the 2018 Warrant Holders exercised their 2015 Warrants for a total of 2,458,201 shares of Common Stock at an amended exercise price of $5 per share. The warrant exercises generated gross cash proceeds to the Company of $12.3 million. In addition, the Company issued new warrants to the 2018 Warrant Holders to purchase an aggregate 2,458,201 unregistered shares of Common Stock, at an exercise price of $9.00, with an expiration date of December 31, 2020 (the “2018 Warrants”). In connection with the issuance of the 2019 Warrants (described below), certain 2018 Warrants were amended on August 2, 2019, to reduce the exercise price to $7.00 per share and to extend the expiration date to December 31, 2021 (the “Amended 2018 Warrants”).

Between July 20, 2020, and July 24, 2020, 2018 Warrant Holders exercised an aggregate of 280,000 shares of the Amended 2018 Warrants (the “2018 Exercised Shares”), which exercises generated gross cash proceeds to the Company of $1,960,000.

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

Between July 15, 2020, and July 24, 2020, 2019 Warrant Holders exercised an aggregate of 620,000 shares of the 2019 Warrants (the “2019 Exercised Shares”), which exercises generated gross cash proceeds to the Company of $4,340,000.

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

Company Cash Needs

We have recently completed our Phase 3 ALS and Phase 2 PMS trials in the U.S. Our material cash needs for the next 12 months, will include (i) costs of the pre-clinical R&D activities and to conduct additional trials, if needed, (ii) employee salaries, (iii) payments for rent and operation of the GMP facilities and manufacturing of NurOwn®, and (iv) fees to our consultants and legal advisors, patents, and fees for facilities to be used in our research and development.

We believe our existing cash will be sufficient to fund our anticipated operating cash requirements for at least twelve months following the date of this filing. We currently have sufficient cash to support our operating activities. We expect that we will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. If we decide to file a BLA for our ALS program and granted a BLA approval, additional capital raise will be needed to commercialize NurOwn® for ALS, and to conduct additional trials, if needed . The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our product candidates along with cost to commercialize these product candidates.

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

There were no significant changes to our critical accounting policies during the quarter ended June 30, 2021. For information  about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and in this Quarterly Report on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Two vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and one in early 2021. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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

Item 5. Other Information.

During the quarter ended June 30, 2021, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

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

BRAINSTORM CELL THERAPEUTICS INC.

Date: August 5, 2021	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Preetam Shah
Name: Preetam Shah
Title: EVP, Chief Financial Officer (Principal Financial Officer)