Form 10-Q
period 2021-09-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2021-11-15
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.

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

As of November 15, 2021, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 36,277,953.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding BrainStorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “BrainStorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal quarter, statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2021 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broad acceptance as a treatment option for ALS or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, disruptions in our business due to the COVID-19 outbreak, including our clinical development activities, and other factors described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2020, and as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2020, and as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2021

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2021

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	September 30,	December 31,
	2021	2020

	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$25,695	$37,829
Short-term deposit (Note 4)	2,114	4,107
Other accounts receivable	85	304
Prepaid expenses and other current assets (Note 5)	50	1,002
Total current assets	27,944	43,242

Long-Term Assets:
Prepaid expenses and other long-term assets	32	26
Operating lease right of use asset (Note 6)	5,338	6,872
Property and Equipment, Net	1,224	1,119
Total Long-Term Assets	6,594	8,017

Total assets	$34,538	$51,259

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,739	$5,417
Accrued expenses	387	1,261
Operating lease liability (Note 6)	1,735	2,655
Other accounts payable	985	1,900
Total current liabilities	5,846	11,233

Long-Term Liabilities:
Operating lease liability (Note 6)	3,766	4,562
Total long-term liabilities	3,766	4,562

Total liabilities	$9,612	$15,795

Stockholders’ Equity:
Stock capital: (Note 7)	12	12

Common Stock of $0.00005 par value - Authorized: 100,000,000 shares at September 30, 2021 and December 31, 2020 respectively; Issued and outstanding: 36,277,953 and 35,159,977 shares at September 30, 2021 and December 31, 2020 respectively.

Additional paid-in-capital	192,384	184,655
Treasury stocks	(116)	(116)
Accumulated deficit	(167,354)	(149,087)
Total stockholders’ equity	24,926	35,464

Total liabilities and stockholders’ equity	$34,538	$51,259

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2021	2020	2021	2020

	Unaudited		Unaudited
Operating expenses:

Research and development, net (Note 8)	$11,558	$13,509	$3,618	$1,867
General and administrative	6,769	6,684	1,659	2,618

Operating loss	(18,327)	(20,193)	(5,277)	(4,485)

Financial expenses (income), net	(60)	(197)	59	3

Net loss	$(18,267)	$(19,996)	$(5,336)	$(4,488)

Basic and diluted net loss per share from continuing operations	$(0.51)	$(0.70)	$(0.15)	$(0.14)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	36,140,130	28,695,540	36,304,878	31,154,101

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands

(Except share data)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Number	Amount	capital	deficit	equity (deficit)

Balance as of January 1, 2020	23,174,228	$11	$105,042	$(117,276)	$(12,223)

Stock-based compensation related to stock and options granted to directors and employees	54,956	(*)	390	—	390
Issuance of shares in at-the-market (ATM) offering (Note 7)	3,935,320	1	18,971	—	18,972
Issuance of shares and warrants in Registered Direct Offering (Note 7)	1,250,000	(*)	9,957	—	9,957
Exercise of options	9,333	(*)	29	—	29
Net loss	—	—	—	(8,114)	(8,114)
Balance as of March 31, 2020	28,423,837	12	134,389	(125,390)	9,011
Stock-based compensation related to stock and options granted to directors and employees	79,491	(*)	791	—	791
Issuance of shares in at-the-market (ATM) offering (Note 7)	1,162,527	(*)	7,411	—	7,411
Exercise of options	4,000	(*)	3	—	3
Net loss	—	—	—	(7,394)	(7,394)
Balance as of June 30, 2020	29,669,855	12	142,594	(132,784)	9,822
Stock-based compensation related to stock and options granted to directors and employees	45,797	(*)	1,017	—	1,017
Issuance of shares in at-the-market (ATM) offering (Note 7)	947,627	(*)	13,307	—	13,307
Exercise of options	4,313	(*)	20	—	20
Exercise of warrants	900,000	(*)	6,300	—	6,300
Net loss	—	—	—	(4,488)	(4,488)
Balance as of September 30, 2020	31,567,592	12	163,238	(137,272)	25,978

*    Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number	Amount	capital	stocks	deficit	equity
Balance as of January 1, 2021	35,159,977	12	184,655	(116)	(149,087)	35,464

Stock-based compensation related to stock and options granted to directors and employees	—	*	290	—	—	290
Issuance of shares in at-the-market (ATM) offering (Note 7)	1,156,897	*	7,104	—	—	7,104
Exercise of options	1,687	*	5	—	—	5
Net loss	—	—	—	—	(6,662)	(6,662)
Balance as of March 31, 2021	36,318,561	12	192,054	(116)	(155,749)	36,201
Stock-based compensation related to stock and options granted to directors and employees	—	—	240	—	—	240
Net loss	—	—	—	—	(6,269)	(6,269)
Balance as of June 30, 2021	36,318,561	12	192,294	(116)	(162,018)	30,172
Stock-based compensation related to stock and options granted to directors and employees	(40,608)	*	196	—	—	196
Issuance costs related to at-the-market (ATM) offering (Note 7)	—	*	(106)	—	—	(106)
Net loss	—	—	—	—	(5,336)	(5,336)
Balance as of September 30, 2021	36,277,953	12	192,384	(116)	(167,354)	24,926

*    Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2021	2020	2021	2020
Cash flows from operating activities:

Net loss	$(18,267)	$(19,996)	$(5,336)	$(4,488)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	190	155	67	56
Stock-based compensation related to options granted to employees and directors	726	2,198	196	1,017
Change in operating lease liability	(182)	(61)	8	(11)
Decrease (increase) in other accounts receivable and prepaid expenses	1,243	1,267	516	(1,095)
Decrease in trade payables	(2,678)	(11,394)	(261)	(1,321)
Increase (decrease) in other accounts payable and accrued expenses	(1,789)	216	(1,650)	(1,082)
Total net cash used in operating activities	$(20,757)	$(27,615)	$(6,460)	$(6,924)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2021	2020	2021	2020
Cash flows from investing activities:

Purchase of property and equipment	(295)	(145)	(237)	(88)
Changes in short-term deposit	1,915	(4,005)	1,933	2
Total net cash provided by (used in) investing activities	$1,620	$(4,150)	$1,696	$(86)

Cash flows from financing activities:
Proceeds from exercise of options	5	52	—	20
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 7)	6,998	39,690	(106)	13,307
Proceeds from issuance of shares and warrants in Registered Direct Offering (Note 7)	—	9,957	—	—
Proceeds from exercise of warrants	—	6,300	—	6,300
Total net cash provided by (used in) financing activities	$7,003	$55,999	$(106)	$19,627

Increase (decrease) in cash and cash equivalents	(12,134)	24,234	(4,870)	12,617

Cash and cash equivalents at the beginning of the period	$37,829	$536	$30,565	$12,153

Cash and cash equivalents at end of the period	$25,695	$24,770	$25,695	$24,770

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all of the research and development activities of the Company. BCT formed wholly-owned subsidiaries Brainstorm Cell Therapeutics UK Ltd. in the United Kingdom on February 19, 2013 (currently inactive), Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019.

The Common Stock is publicly traded on the Nasdaq Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. (“Ramot”) (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amyotrophic Lateral Sclerosis (ALS, also known as Lou Gehrig’s Disease), Progressive Multiple Sclerosis (PMS) and Alzheimer’s disease (AD). The Company developed a proprietary process, called NurOwn®, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.
C.	Since its inception, the Company has devoted substantially all of its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of September 30, 2021, the Company had an accumulated deficit of approximately $167 million. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain.

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

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on its operations and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of September 30, 2021. These estimates may change, as new events occur and additional information is obtained.

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

Operating results for the three months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 4 - SHORT TERM DEPOSITS

Short term deposits on September 30, 2021 and December 31, 2020 include bank deposits bearing annual interest rates varying from 0.15%to 0.83%, with maturities of up to 12 months as of September 30, 2021 and December 31, 2020.

NOTE 5 - PREPAID EXPENSES

As of September 30, 2021, and as of December 31, 2020, prepaid expenses include director’s insurance of $0 and $984, respectively.

NOTE 6 - LEASES

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at the beginning of the period of adoption. The Company leases facilities, clinical research rooms, and vehicles under operating leases.

As of September 30, 2021, the Company’s ROU assets and lease liabilities for operating leases totaled $5,338 and $5,501, respectively. The impact of adopting the new lease standard was not material to the Company’s condensed consolidated statement of operations for the periods presented.

Supplemental cash flow information related to operating leases was as follows (unaudited):

Three Months Ended
September 30,
2021
Cash payments for operating leases	$690

As of September 30, 2021, the Company’s operating leases had a weighted average remaining lease term of 3.62 years and a weighted average discount rate of 6.83%. Future lease payments under operating leases as of September 30, 2021 were as follows:

Operating
Leases
Remainder of 2021	1,783
2022	1,071
2023	1,418
2024	1,378
2025	229
Total future lease payments	5,879
Less imputed interest	(378)
Total lease liability balance	5,501

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

On September 25, 2020, the Company entered into an Amended and Restated Distribution Agreement (the “Distribution Agreement”) with SVB Leerink LLC (“Leerink”) and Raymond James & Associates (together with Leerink, the “Agents”) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $45,000,000, which aggregate amount includes amount unsold pursuant to the March 6, 2020, ATM (the “September 25, 2020, ATM”). Sales under the September 25, 2020, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. The Distribution Agreement amends and restates in its entirety the Company’s prior agreement with Raymond James entered into on March 6, 2020 (the “March 6, 2020, ATM”). The Company previously sold 2,446,641 shares of Common Stock for gross proceeds of approximately $23.11 million of Common Stock under the March 6, 2020, ATM. During the quarter ended September 30, 2021, the Company did not sell any additional shares of its Common Stock pursuant to the September 25, 2020, ATM. Since inception and as of September 30, 2021, the Company has sold 4,721,282 shares of Common Stock for gross proceeds of approximately $29.1 million under the September 25, 2020, ATM.

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

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the quarter ended September 30, 2021, the Company did not sell any shares of its Common Stock pursuant to the August 9, 2021, ATM.

Registered Direct Offering:

On March 6, 2020, the Company entered into and closed a $10.0 million registered direct offering of 1,250,000 shares of common stock at a per share purchase price equal to $8.00.  The purchaser also received a three-year warrant to purchase up to 250,000 shares of Common Stock at any exercise price of $15.00 per share.

Capital Raised Since Inception:

Since its inception through September 30, 2021, the Company has raised approximately $151 million gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

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

The 2004 Global Plan and 2005 U.S. Plan expired on November 25, 2014, and March 28, 2015, respectively. Grants that were made under the Prior Plans remain outstanding pursuant to their terms. The 2014 Plans were approved by the stockholders on August 14, 2014 (at which time the Company ceased to issue awards under each of the 2005 U.S. Plan and 2004 Global Plan) and amended on June 21, 2016, and November 29, 2018. Unless otherwise stated, option grants prior to August 14, 2014, were made pursuant to the Company’s Prior Plans, and grants issued on or after August 14, 2014, were made pursuant to the Company’s 2014 Plans, and expire on the tenth anniversary of the grant date. The 2014 Plans have a shared pool of 5,600,000 shares of Common Stock available for issuance. As of September 30, 2021, 3,522,421 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

Share-based compensation to employees and to directors:

Under the 2014 Plans, the Company may award stock options to certain employees, officers, directors, and/or service providers. The stock options vest in accordance with such conditions and restrictions determined by the GNC Committee.

These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified period. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. The Company did not grant stock options during the three months ended September 30, 2021.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 – STOCK CAPITAL (Cont.):

A summary of the Company’s option activity related to options to employees and directors, and related information as of September 30, 2021, is as follows:

	For the Three months ended
	September 30, 2021
		Weighted
		average	Aggregate
	Amount of	exercise	intrinsic
	options *	price	value
		$	$
Outstanding at December 31, 2020	1,754,894	4.8869
Granted	—	—
Exercised	(1,687)	2.700
Cancelled	(482,622)	5.7222
Outstanding at September 30, 2021	1,270,585	4.5721	1,167,698
Exercisable at September 30, 2021	984,285	2.9616	1,167,698

*    Represents Employee Stock Options only (not including RSUs).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on September 30, 2021, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

As of September 30, 2021, there was $1,175 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 1.79 years. Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the nine months ended September 30, 2021 and 2020 amounted to $726 and $2,198, respectively.

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

			Weighted Average
			Remaining
	Number of Shares	Weighted Average	Contractual
	of Restricted	Grant Date Fair	Term
	Stock	Value	(Years)
Nonvested as of December 31, 2020	288,081	7.71	1.10
Cancelled	35,000	13.02
Vested	126,654	6.06
Nonvested as of September 30, 2021	126,427	7.90	1.28

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the three months ended September 30, 2021 and September 30, 2020 amounted to $119 and $441, respectively.

As of September 30, 2021, there was $515 of total unrecognized compensation cost related to non-vested restricted stock under the Plan. The cost is expected to be recognized over a weighted average period of 1.66 years.

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Nine months ended
	September 30,
	2021	2020
Research and development	$265	$1,065
General and administrative	461	1,133
Total stock-based compensation expense	$726	$2,198

NOTE 8 - RESEARCH AND DEVELOPMENT, NET

Composition:

	Nine months ended
	September 30,
	2021	2020
Research and development	$12,222	$17,146
Less : Participation by CIRM	—	(1,862)
Less: Participation by Israeli Hospital Exemption regulatory pathway	—	(816)
Less : Participation by the Israel Innovation Authorities	(141)	(885)
Less: Participation by other grants	$(523)	$(74)
	11,558	13,509

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

BrainStorm Cell Therapeutics Inc. is a leading biotechnology company committed to the development and commercialization of best-in-class autologous cellular therapies for the treatment of neurodegenerative diseases including: Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease); Progressive Multiple Sclerosis (“PMS”); Alzheimer’s disease (“AD”); and other neurodegenerative diseases. NurOwn®, our proprietary platform, leverages cell culture methods to induce autologous bone marrow-derived mesenchymal stem cells (MSCs) to secrete high levels of neurotrophic factors (NTFs), modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function.

NurOwn® has been evaluated in completed Phase 3 ALS and Phase 2 PMS clinical trials. On November 17, 2020, we announced top-line data from our Phase 3 ALS trial. On March 24, 2021, we announced positive topline data from our Phase 2 trial evaluating three repeated intrathecal administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. On June 24, 2020, we announced a new clinical program focused on the development of NurOwn® as a treatment for AD. We are currently evaluating next steps based on emerging scientific insights and the rapidly changing regulatory landscape for AD following the recent FDA decision on Aducanumab.

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

Recent Highlights

●	We have made significant progress in the past 12 months by completing our NurOwn® Phase 3 ALS and Phase 2 PMS clinical trials in the United States (see details below).

●	On June 24, 2020, we announced a new clinical program focused on the development of NurOwn® as a treatment for Alzheimer’s disease, or AD. We are currently evaluating next steps based on emerging scientific insights and the changing regulatory landscape for AD following the recent FDA decision on Aducanumab.
●	On July 23, 2020, we announced the results of a groundbreaking pre-clinical study of NurOwn® derived Exosome-based treatment for COVID-19 acute respiratory distress syndrome (ARDS). Intratracheal administration of exosomes extracted from MSC-NTF cells (NurOwn®) resulted in statistically significant improvement in multiple lung parameters in a mouse model. With this study, the Company successfully completed its first milestone in developing an innovative exosome-based platform-technology for the treatment of severe COVID-19 related infection.
●	On September 25, 2020, we entered into an Amended and Restated Distribution Agreement (the “Distribution Agreement”) with SVB Leerink LLC (“Leerink”) and Raymond James & Associates, Inc. (“Raymond James” and, together with Leerink, the “Agents”) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $45,000,000, which aggregate amount includes any amount unsold pursuant to the March 6, 2020, ATM (the “September 25, 2020, ATM”). Sales under the September 25, 2020, ATM are made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. The Distribution Agreement amends and restates in its entirety the Company’s prior agreement in connection with the March 6, 2020, ATM. During the quarter ended September 30, 2021, the Company did not sell any additional shares of its Common Stock pursuant to the September 25, 2020, ATM. Since inception and as of September 30, 2021, the Company has sold 4,721,282 shares of Common Stock for gross proceeds of approximately $29.1 million under the September 25, 2020, ATM.
●	On November 17, 2020, we announced top-line data from our Phase 3 ALS trial in the U.S. Results from the trial showed that NurOwn® was generally well tolerated in the population of rapidly progressing ALS patients. While showing a numerical improvement in the treated group compared to placebo across the primary and key secondary efficacy endpoints, the trial did not reach statistically significant results. In an important, pre-specified subgroup with early disease based on the ALSFRS-R baseline total score of 35, we believe NurOwn® demonstrated a clinically meaningful treatment response across the primary and key secondary endpoints and remained consistent with our pre-trial, data-derived assumption. In this subgroup, there were 34.6% responders who met the primary endpoint definition on NurOwn and 15.6% on Placebo (p=0.288), and the average change from baseline to week 28 in ALSFRS-R total score was -1.77 on NurOwn and -3.78 on Placebo (p=0.198), an improvement of 2.01 ALSFRS-R points favoring NurOwn®. No new safety concerns were identified. On February 22, 2021, we announced high-level FDA feedback on our NurOwn® ALS Clinical Development Program. The FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that FDA is seeking to support a Biologics License Application (BLA). In addition, the FDA advised that this recommendation does not preclude Brainstorm from proceeding with a BLA submission. We are in active consultation with principal investigators, ALS experts, expert statisticians, regulatory advisors, and ALS advocacy groups to assess the benefit/risk of a BLA submission before making a final decision.
●	On January 20, 2021, we announced the peer-reviewed publication of a preclinical study in the journal Stem Cell and Research Therapy. The study, entitled “MSC-NTF (NurOwn®) exosomes: a novel therapeutic modality in the mouse LPS-induced ARDS model,” evaluated the use of NurOwn® (MSC-NTF cell) derived exosomes in a mouse model of acute respiratory distress syndrome (ARDS).
●	On February 9, 2021, we announced feedback from our Type-C Meeting with FDA to review specific aspects of our planned manufacturing modifications to support the development of a semi-automated manufacturing process for NurOwn® (MSC-NTF cells).

●	On March 24, 2021, we announced positive top-line data in our Phase 2 Study trial evaluating three repeated administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. The 28-week open-label Phase 2 clinical trial enrolled 20 primary and secondary PMS patients based on the 2017 revised McDonald Criteria, ages 18-65, with baseline Expanded Disability Status Scale (EDSS) scores between 3-6.5, without evidence of relapse within 6 months of enrollment, able to walk 25 feet in 60 seconds or less and were permitted to be on a stable dose of disease modifying therapy. Of the 20 patients enrolled, 18 were treated and 16 (80%) completed the study. Two patients discontinued related to procedure-related AEs. There were no study deaths or AEs related to multiple sclerosis worsening. The mean age of study patients was 47, 56% were female, and mean baseline EDSS score was 5.4. The clinical trial compared clinical efficacy outcomes with a 48-patient matched clinical cohort from the Comprehensive Longitudinal Investigations in MS at the Brigham & Woman’s Hospital (CLIMB Study). MS Function and Cognition measures in the top-line results included the timed 25-foot walk (T25FW); 9-hole peg test (9-HPT); Low Contrast Letter Acuity (LCLA); Symbol Digit Modality Test (SDMT); and the 12 item MS Walking Scale (MSWS-12). Prespecified response thresholds of 25% improvement in the T25FW and 9-HPT from baseline to 28 weeks were observed in 14% and 13% of NurOwn® treated patients, respectively, and was observed in 0% of the pre-specified matched historical controls in the CLIMB registry. Thirty eight percent of NurOwn® treated patients showed at least a 10-point improvement in the MSWS-12 from baseline to week 28, a patient-reported outcome that evaluates walking function. In addition, 47% of treated patients showed at least an 8-letter improvement across 28 weeks in the LCLA, a visual function test, and 67% showed at least a 3-point improvement in the SDMT, a measure of cognitive processing. In addition, NurOwn® treated patients showed a mean improvement from baseline of 10% in T25FW and a 4.8% improvement from baseline on the 9-HPT dominant hand, compared to 1.8% and 1.4% worsening respectively in matched historical controls from the CLIMB registry. Also, NurOwn® treated patients showed a 6% improvement from baseline in MSWS-12. All results reported are based on observed data. Cerebrospinal fluid (CSF) biomarkers were obtained at 3 consecutive time points, just prior to each intrathecal administration of NurOwn®. We observed increases in neuroprotective molecules (VEGF, HGF) and decreases in neuroinflammatory biomarkers (MCP-1, and Osteopontin) in the CSF samples. Additionally, we recently completed analyses of secondary efficacy data, and detailed CSF and blood biomarker analyses. As described further, below, we presented a detailed summary of the study outcomes at the 37th Congress of the European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS) on October 14, 2021 and intend to publish our findings in a peer-reviewed journal. We are currently considering how best to advance NurOwn® as an innovative treatment option in PMS.
●	On May 25, 2021, we made a scientific presentation of NurOwn® Exosome preclinical ARDS data at the ISCT 2021 New Orleans Virtual Meeting demonstrating that intrathecal administration of NurOwn-derived exosomes resulted in statistically significant improvements in multiple lung parameters in a mouse model of acute respiratory distress syndrome (ARDS).
●	On June 15, 2021, we announced the expansion of NurOwn® IP Portfolio with grant and allowance of multiple patents and applications in major markets. These include EU Patent No. 2880151, Hong-Kong patent No. HK1209453, Israel Patent Application No 246943, Canadian patent application No. 2,937,305, U.S. patent No. 10,869,899, U.S. Patent Application No. 16/047,129. For more details, please refer to our “Intellectual Property” section below.
●	On July 27, 2021, we announced approval of GMP certification for a second production site in Israel from the Israel Ministry of Health (MOH) for three state-of-the-art cleanrooms leased by us at the Tel Aviv Sourasky Medical Center (“Sourasky Hospital”). The GMP approval confirms that these cleanrooms are compliant with Israeli GMPs, which are aligned with European Union (EU) GMPs, and more than doubles the Company’s capacity to manufacture and ship NurOwn® into the EU and local Israeli markets.
●	On October 14, 2021, Dr. Jeffery Cohen, Director of Experimental Therapeutics at the Cleveland Clinic Mellen Center for Multiple Sclerosis, presented the findings from the Phase 2 PMS study as an oral presentation at the fully digital 37th Congress of the ECTRIMS. The study achieved the primary endpoint of safety and tolerability. It demonstrated a reduction of neuroinflammatory biomarkers and an increase in neuroprotective biomarkers in the CSF and consistent improvement across Multiple Sclerosis functional outcome measures, including measures of walking, upper extremity function, vision and cognition.

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

NurOwn® manufacturing involves a multi-step process that includes the following: harvesting and isolating undifferentiated stem cells from the patient’s own bone marrow; processing of cells at the manufacturing site; cryopreservation of MSC to enable multiple treatments from a single bone marrow sample; and intrathecal (“IT”) administration of MSC-NTF cells into the same patient by standard lumbar puncture. This administration procedure does not require hospitalization and has been shown to be generally well tolerated in multiple CNS clinical trials to date. The completed NurOwn® U.S. Phase 3 ALS and the NurOwn® U.S. Phase 2 PMS trials evaluated the therapeutic potential of repeated intrathecal MSC-NTF cell administration (three doses at bi-monthly intervals). The planned EU Phase 2 clinical trial will evaluate biomarkers and safety of NurOwn® in prodromal to mild AD patients also using repeated intrathecal MSC-NTF cell administration (three doses at bi-monthly intervals).

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

Key findings from the trial were as follows:

●	NurOwn® was generally well tolerated in this population of rapidly progressing ALS patients.
●	While showing a numerical improvement in the treated group compared to placebo across the primary and key secondary efficacy endpoints, the trial did not reach statistically significant results.
●	The primary efficacy endpoint, a responder analysis evaluating the proportion of participants who experienced a 1.25 points per month improvement in the post-treatment ALSFRS-R slope compared to pre-treatment, was powered on assumed treatment response rates of 35% on NurOwn® versus 15% on Placebo. These estimates were based on available historical clinical trial data and the NurOwn® Phase 2 data. The primary endpoint was achieved in 34.7% of NurOwn® participants versus 27.7% for Placebo (p=0.453). Therefore, the trial met the expected 35% NurOwn® treatment group efficacy response assumption, however the high placebo response exceeded the placebo response expected based on contemporary ALS trials. When following the SAP to implement sensitivity to the primary endpoint, there is a slight change in the percentage of responders (32.6%), but no P value change.
●	The secondary efficacy endpoint measuring average change in ALSFRS-R total score from baseline to Week 28, was -5.52 with NurOwn® versus -5.88 on Placebo, a difference of 0.36 (p= 0.693).

●	In an important, pre-specified subgroup early in the disease course based on ALSFRS-R baseline score greater than 35, NurOwn® demonstrated a clinically meaningful treatment response across the primary and key secondary endpoints and remained consistent with our pre-trial, data-derived assumptions. In this subgroup, there were 34.6% responders who met the primary endpoint definition on NurOwn® and 15.6% on Placebo (p=0.288), and the average change from baseline to week 28 in ALSFRS-R total score was -1.77 on NurOwn® and -3.78 on Placebo (p=0.198), an improvement of 2.01 ALSFRS-R points favoring NurOwn®.
●	Cerebrospinal fluid (CSF) biomarker analyses confirmed that treatment with NurOwn® resulted in a statistically significant increase of neurotrophic factors (VEGF and HGF) and reduction in neurodegenerative (neurofilament) and neuroinflammatory biomarkers (MCP-1) that was not observed in the placebo treatment group.
●	Pre-specified statistical modeling designed to predict clinical response with high sensitivity and specificity based on ALS biomarkers and ALS Function confirmed that NurOwn® treatment outcomes could be predicted by baseline ALS function as well as key CSF neurodegenerative and neuroinflammatory biomarkers.

On October 6, 2021 we announced that a scientific abstract titled “CSF biomarker correlations with primary outcome in NurOwn Phase 3 clinical trial” would be presented as a scientific poster at the fully digital 2021 Northeast Amyotrophic Lateral Sclerosis Consortium® (NEALS) conference.  The presentation was delivered by James Berry, M.D. MPH, Winthrop Family Scholar in ALS Sciences, Director of the Massachusetts General Hospital (MGH) multidisciplinary ALS clinic and Chief of the Division of ALS and Motor Neuron Diseases, Boston MA.  The presentation highlighted CSF biomarkers that demonstrate high accuracy in predicting the primary clinical outcome using an unbiased stepwise logistic regression analysis.

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

We contracted with City of Hope’s Center for Biomedicine and Genetics to manufacture clinical supplies of NurOwn® adult stem cells for our Phase 3 clinical study. City of Hope supported the manufacturing of NurOwn® and placebo for the participants treated in the Phase 3 study. The Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute (DFCI) in Boston was also contracted to manufacture NurOwn® and placebo for our Phase 3 ALS clinical study participants and commenced manufacturing in October 2018. DFCI core manufacturing facility also supplied NurOwn® for our Phase 2 PMS study.

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

In addition, we currently lease a GMP certified manufacturing facility in Jerusalem, Israel. On July 27, 2021, we announced the approval of GMP certification for a second production site in Israel from the Israel Ministry of Health (MOH) for three state-of-the-art cleanrooms leased by us at the Tel Aviv Sourasky Medical Center (“Sourasky Hospital”). The GMP approval confirms that these cleanrooms are compliant with Israeli GMPs, which are aligned with European Union (EU) GMPs, and more than doubles the Company’s capacity to manufacture and ship NurOwn® into the EU and local Israeli markets.

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

On February 11, 2020, we announced that we held a high-level meeting with the FDA to discuss potential NurOwn® regulatory pathways for approval in ALS. In the planned meeting with senior CBER leadership and several leading U.S. ALS experts, the FDA confirmed that the Phase 3 ALS trial was collecting relevant data critical to the assessment of NurOwn® efficacy. The FDA indicated that they would look at the “totality of the evidence” in the expected Phase 3 clinical trial data.

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

The protocol for the EAP was developed in partnership with the FDA to provide access to NurOwn® for Phase 3 clinical trial participants who meet specific eligibility criteria. Initially, patients less severely affected by ALS, as measured by ALSFRS-R, will be the first to receive treatment. This approach is informed by recently announced top-line data from the Company’s Phase 3 clinical trial. According to the FDA, EAPs, alternatively known as “compassionate use” programs, provide a pathway for patients to receive an investigational medicine for a serious disease or condition outside of a clinical trial.

Through the EAP, the six clinical centers participating in the Phase 3 NurOwn® trial will each have the opportunity to treat ALS patients who completed the trial. These six centers are: University of California, Irvine; Cedars-Sinai Medical Center; California Pacific Medical Center; Massachusetts General Hospital; University of Massachusetts Medical School; and the Mayo Clinic. EAP treatment of ALS patients who have completed the Phase 3 clinical trial will not interfere with data or regulatory timelines. The Cell manipulation Core Facility (CMCF) at the Dana Farber Cancer Institute will manufacture the investigational therapy, assisted by on-site BrainStorm personnel.

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

NurOwn® in Progressive Multiple Sclerosis (PMS)

On December 15, 2018, the FDA approved the Company’s IND to conduct a Phase 2 open label trial of repeated intrathecal administration of NurOwn® in PMS (www.clinicaltrials.gov Identifier NCT03799718). The study entitled “A Phase 2, open-label, multicenter study to evaluate the safety and efficacy of repeated administration of NurOwn® (Autologous Mesenchymal Stem Cells Secreting Neurotrophic Factors; MSC-NTF cells) in participants with Progressive Multiple Sclerosis (PMS)” was designed to recruit 20 PMS participants at 5 leading U.S. Multiple Sclerosis centers.

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

In August 2021, the clinical trial independent Data Safety Monitoring Board (DSMB) for the U.S. Phase 2 PMS study issued an end-of-study statement concluding that, based on the data, the procedures and treatment involved in BCT-101-US were relatively safe and tolerable. Given that the study was “open label” with no active comparator arm(s), it was not possible to evaluate efficacy, except through comparison to non-contemporaneous natural history data sets or to prior clinical trials of similar populations. Therefore, no evaluation of potential risk/benefit could be done.

Phase 2 PMS Clinical Trial

On March 24, 2021, the Company announced positive top-line data in the Phase 2 study evaluating three repeated administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. The 28-week open-label Phase 2 clinical trial enrolled 20 primary and secondary progressive MS patients based on the 2017 revised McDonald Criteria, ages 18-65, with baseline Expanded Disability Status Scale (EDSS) scores between 3-6.5, without evidence of relapse within 6 months of enrollment, able to walk 25 feet in 60 seconds or less and were permitted to be on a stable dose of disease modifying therapy. Of the 20 patients enrolled, 18 were treated and 16 (80%) completed the study.  Two patients discontinued related to procedure-related AEs. There were no study deaths or AEs related to multiple sclerosis worsening. The mean age of study patients was 47, 56% were female, and mean baseline EDSS score was 5.4. The clinical trial compared clinical efficacy outcomes with a 48-patient matched clinical cohort from the Comprehensive Longitudinal Investigations in MS at the Brigham & Woman’s Hospital (CLIMB Study). MS Function and Cognition measures in the top-line results included the timed 25-foot walk (T25FW); 9-hole peg test (9-HPT); Low Contrast Letter Acuity (LCLA); Symbol Digit Modality Test (SDMT); and the 12 item MS Walking Scale (MSWS-12).

Key findings from the trial were as follows:

●	Prespecified 25% improvements in the timed T25FW and 9-HPT (combined average) from baseline to 28 weeks were observed in 14% and 13% of NurOwn® treated patients, respectively, and improvement in 9-HPT (combined average) was observed in 0% of the pre-specified matched historical controls in the CLIMB registry.
●	38% of NurOwn® treated patients showed at least a 10-point improvement in the MSWS-12 from baseline to week 28, a patient reported outcome that evaluates walking function.
●	47% of NurOwn® treated patients showed at least an 8-letter improvement across 28 weeks in the LCLA binocular 1.25%, a visual function test. Additionally, 27% of NurOwn® treated patients showed at least an 8-letter improvement across 28 weeks in the LCLA binocular 2.5%,
●	67% of NurOwn® treated patients showed at least a 3-point improvement in the SDMT, a measure of cognitive processing.
●	NurOwn treated patients showed a mean improvement from baseline of 10% in T25FW and a 4.8% improvement from baseline on the 9-HPT dominant hand, compared to 1.8% and 1.4% worsening respectively in matched historical controls from the CLIMB registry.
●	NurOwn treated patients showed a 6% improvement from baseline in MSWS-12.

All results reported are based on observed data. Cerebrospinal fluid (CSF) biomarkers were obtained at 3 consecutive time points, just prior to each intrathecal administration of NurOwn®. We observed increases in neuroprotective molecules (VEGF, HGF) and decreases in neuroinflammatory biomarkers (MCP-1, and Osteopontin).

Additionally, we recently completed secondary efficacy data and detailed CSF and blood biomarker analyses. We presented a detailed summary of the study outcomes at the 37th Congress of the ECTRIMS on October 14, 2021 and expect to publish our findings in a peer reviewed journal and consider how best to advance NurOwn® as an innovative treatment option in PMS.

On November 14, 2019, we received a $495,330 grant from the National Multiple Sclerosis Society, through its Fast Forward program, to advance BrainStorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with progressive Multiple Sclerosis. As of September 30, 2021, we received $396,264 on account of the grant.

NurOwn® in Alzheimer’s Disease (AD)

On June 24, 2020, we announced a new clinical program focused on the development of NurOwn® as a treatment for Alzheimer’s disease, or AD. We are currently evaluating next steps based on emerging scientific insights and the changing regulatory landscape for AD following the recent FDA decision on Aducanumab.

While many Alzheimer’s therapies have focused on a single target such as tau or beta-amyloid, we believe NurOwn® has the capability to simultaneously target multiple relevant biological pathways and bring a comprehensive approach to this multifactorial disease. Importantly, NurOwn®’s mechanism of action may allow the therapy to enable synergistic combinations with anti-tau or anti-beta-amyloid treatments, further underscoring its potential to address critical unmet needs in AD. In such a complex disease, addressing inflammation and neuroprotection is an innovative approach and a first in the world for this technology.

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

On November 14, 2019, we were awarded a $495,330 grant from the National Multiple Sclerosis Society (NMSS), through its Fast Forward program, for serum and CSF biomarkers analysis in BrainStorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with PMS. As of September 30, 2021, we have received $396,264 out of the $495,330 awarded.

On April 3, 2020, we announced that our wholly owned subsidiary, BrainStorm Cell Therapeutics Ltd., has been awarded a new non-dilutive grant of approximately $1.5 million by the Israel Innovation Authority (“IIA”). The grant enables the Company to continue development of advanced cellular manufacturing capabilities, furthers development of MSC-NTF derived exosomes as a novel therapeutic platform, and will ultimately enable BrainStorm to expand the therapeutic pipeline in neurodegenerative disorders. As of September 30, 2021, we have received $1.3 million out of the $1.5 million awarded.

On June 9, 2020, we announced that The ALS Association and I AM ALS have awarded us a combined grant of $500,000 to support an ALS biomarker research study. The grant will be used to draw insights from data and samples collected from patients who participated in BrainStorm’s Phase 3 clinical trial and treated with NurOwn®, and to further the understanding of critical biomarkers associated with treatment response for people with ALS. As of September 30, 2021, we have received $200,000 out of $500,000 awarded.

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

On September 16, 2020, the Company announced that the Japanese Patent Office (JPO) has granted Brainstorm’s Japanese Patent No. 6,753,887, titled: “Methods of Generating Mesenchymal Stem Cells Which Secrete Neurotrophic Factors”. The allowed claims cover a method of generating cells which secrete neurotrophic factors from human undifferentiated mesenchymal stem cells (MSCs) derived from the bone marrow of a single donor. The said neurotrophic factors includes: brain derived neurotrophic factor (BDNF); glial derived neurotrophic factor (GDNF); hepatocyte growth factor (HGF); and vascular endothelial growth factor (VEGF).

On December 15, 2020, the Canadian Patent office sealed Patent No. 2,937,305 titled ‘Pharmaceutical composition comprising bone-marrow derived mesenchymal stem cells’. The granted claims include a pharmaceutical composition for NurOwn® (MSC-NTF cells, Mesenchymal Stem Cells secreting Neurotrophic Factors), comprising a culture medium as a carrier and an isolated population of differentiated bone marrow-derived MSCs that secrete neurotrophic factors

On February 19, 2021, the Hong Kong patent office sealed Patent No. HK1209453 titled ‘Methods of Generating Mesenchymal Stem Cells which secrete Neurotrophic Factors’. Allowed claims cover the method for manufacturing MSC-NTF cells (NurOwn®).

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

Recent Scientific and Industry Presentations

Between October 12-16, 2020, Dr. Stacy Lindborg, Ph.D., delivered an on-demand webinar at the 2020 Cell & Gene Meeting on the Mesa, held virtually.

On October 20, 2020, the Company presented a poster titled, “MSC-NTF (NurOwn®) Exosomes: A Novel Therapeutic Modality in the Mouse LPS-induced ARDS model Analysis” at the NYSCF Conference Meeting, being held virtually.

On December 9, 2020, the Company presented results from the Company’s placebo controlled, randomized, double-blind Phase 3 trial evaluating NurOwn® (MSC-NTF cells) as a treatment for ALS at the 31st International Symposium on ALS/MND virtual symposium.

On January 21, 2021, Dr. Ralph Kern, MD MHSc presented results from the Company’s placebo controlled, randomized, double-blind Phase 3 trial evaluating NurOwn® (MSC-NTF cells) as a treatment for ALS at the California ALS Research Summit.

On February 26, 2021, Dr. Stacy Lindborg, PhD, presented at the SVB Leerink 10th Global Healthcare Conference.

On May 25, 2021, we presented a poster titled, “Molecular Mechanisms Underlying MSC-NTF (NurOwn®) Exosome Benefits in a Mouse LPS-induced ARDS Model” at the ISCT 2021 New Orleans Virtual Meeting.

On October 6, 2021 we announced that a scientific abstract titled “CSF biomarker correlations with primary outcome in NurOwn Phase 3 clinical trial” was presented as a scientific poster at the fully digital 2021 Northeast Amyotrophic Lateral Sclerosis Consortium® (NEALS) conference.

Between October 12-14, and October 19-20, 2021 Stacy Lindborg, Ph.D. delivered a presentation (which was made available via virtual platform) at the 2021 Cell & Gene Meeting on the Mesa, which was held as a hybrid conference. Dr. Lindborg’s presentation highlighted the expansion of Brainstorm’s technology portfolio to include autologous and allogeneic product candidates, covering multiple neurological diseases.  The most progressed clinical development program, which includes a completed Phase 3 trial of NurOwn® in ALS patients, remains the highest priority for Brainstorm.  Dr. Lindborg emphasized that Brainstorm is committed to pursuing the best and most expeditious path forward to enable patients to access NurOwn®.

On October 14, 2021 the findings from the Phase 2 PMS study were presented by Dr. Jeffrey Cohen, Director of Experimental Therapeutics at the Cleveland Clinic Mellen Center for Multiple Sclerosis, as an oral presentation at the fully digital 37th Congress of the ECTRIMS. The study achieved the primary endpoint of safety and tolerability.  It demonstrated a reduction of neuroinflammatory biomarkers and an increase in neuroprotective biomarkers in the cerebrospinal fluid (CSF) and consistent improvement across Multiple Sclerosis functional outcome measures, including measures of walking, upper extremity function, vision and cognition.

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

A poster titled, “Therapeutic Benefits of MSC-NTF (NurOwn®) Exosomes in Acute Lung Injury Models” was presented on October 19, 2021 at the NYSCF 2021 Virtual Meeting, which was held on October 19-20, 2021.  Results in two different acute lung injury models showed that the beneficial effects of intratracheal administration of Exo MSC-NTF (MSC-NTF derived exosomes) were more active than Exo MSC (MSC-derived Exosomes) in multiple parameters, including increase in blood oxygen saturation and reduction in lung pathology, inflammatory infiltration and levels of proinflammatory cytokines in bronchoalveolar lavage fluid (BALF), in addition to reduction of lung fibrosis in the Bleomycin model.

The observed positive preclinical results suggest that intratracheal administration of Exo MSC-NTF may have clinical potential as a therapy for acute lung related pathologies and has the potential to modify physiological, pathological, and biochemical outcomes with greater activity than sEVs isolated from naïve MSCs.

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

Results of Operations

For the period from inception (September 22, 2000) through September 30, 2021, the Company has not earned any revenue from operations. The Company does not expect to earn revenue from operations in the near-term. The Company has incurred operating costs and other expenses of approximately $5,277,000 during the three months ended September 30, 2021, compared to $4,485,000 during the three months ended September 30, 2020.

Research and Development Expenses:

Research and development expenses, net for the three months ended September 30, 2021, and 2020 were $3,618,000 and $1,867,000, respectively, representing an dincrease of $1,751,000. This increase is due to (i) a decrease of $2,229,000 in participation of the Israel Innovation Authority (“IIA”) and CIRM, under various awarded grants and (ii) an increase of $178,000 in costs related to preclinical R&D activities, rent. travel and consultants. This increase was partially offset by (i) a decrease of $498,000 for costs related to payroll and stock-based compensation expenses; (ii) a decrease of $158,000 for costs related to patents and the Phase 3 and Phase 2 Clinical Trials.

Excluding participation from IIA and other grants, research and development expenses decreased by $478,000 from $4,080,000 in the third quarter of 2020 to $3,602,000 in the third quarter of 2021.

General and Administrative Expenses:

General and administrative expenses for the three months ended September 30, 2021, and 2020 were $1,659,000 and $2,618,000, respectively. The decrease in general and administrative expenses of $959,000 is primarily due to a decrease of $1,028,000 in payroll and stock-based compensation, and a decrease of $217,000 in consultants, PR and other costs. This decrease was partially offset by the increase of $286,000 in rent and travel costs.

Other Income and Expenses:

Financial expense for the three months ended September 30, 2021, and 2020, were $59,000 and $3,000, respectively. as a result of the adoption of the Accounting Standard Update ASU 2016-02 “Leases” and due to conversion exchange rates.

Net Loss:

Net loss for the three months ended September 30, 2021, was $5,336,000, as compared to a net loss of $4,488,000 for the three months ended September 30, 2020. Net loss per share for the three months ended September 30, 2021, and 2020 was $0.15 and $0.14, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended September 30, 2021, was 36,304,878, compared to 31,154,101 for the three months ended September 30, 2020.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via the ATM program and through various grants.

Cash, Cash equivalents (including short-term bank deposits) amounted to approximately $27,809,000 as of September 30, 2021.

Net cash used in operating activities was $6,460,000 for the three months ended September 30, 2021. Cash used for operating activities was primarily attributed to reduction in outstanding trades payables, cost of payroll, materials, rent, legal expenses and PR expenses. Net cash provided by investing activities was $1,696,000 for the three months ended September 30, 2021, mainly representing net increase in purchase of property and equipment and decrease in short-term interest-bearing bank deposits.

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

On August 9, 2021, we filed a shelf registration statement on Form S-3 (File No. 333-258640) (the “New Shelf Registration Statement”), which was declared effective by the SEC on August 19, 2021, relating to Common Stock, warrants and units that we may sell from time to time in one or more offerings, up to a total dollar amount of $200,000,000. The New Shelf Registration Statement included a distribution agreement prospectus relating to the offering, issuance and sale of up to a total dollar amount of $100,000,000 of common stock that may be issued and sold from time to time. We have not filed any supplemental prospectus defining particular terms of securities to be offered under the New Shelf Registration Statement.

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

On September 25, 2020, the Company entered into an Amended and Restated Distribution Agreement (the “Distribution Agreement”) with SVB Leerink LLC (“Leerink”) and Raymond James & Associates (together with Leerink, the “Agents”) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $45,000,000, which aggregate amount includes amount unsold pursuant to the March 6, 2020 ATM (the “September 25, 2020, ATM”). Sales under the September 25, 2020, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. The Distribution Agreement amends and restates in its entirety the Company’s prior agreement with Raymond James entered on March 6, 2020 (the “March 6, 2020, ATM”). The Company previously sold 2,446,641 shares of Common Stock for gross proceeds of approximately $23.11 million of Common Stock under the March 6, 2020, ATM. During the quarter ended September 30, 2021, the Company did not sell any additional shares of its Common Stock pursuant to the September 25, 2020, ATM. Since inception and as of September 30, 2021, the Company has sold 4,721,282 shares of Common Stock for gross proceeds of approximately $29.1 million under the September 25, 2020, ATM.

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

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020 ATM. During the quarter ended September 30, 2021, the Company did not sell any shares of its Common Stock pursuant to the August 9, 2021, ATM.

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

There were no significant changes to our critical accounting policies during the quarter ended September 30, 2021. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

During the quarter ended September 30, 2021, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The following documents are filed as exhibits to this report:

Incorporated by Reference Herein
Exhibit Number	Description	Filed (or Furnished) with this Form 10-Q	Form	Exhibit & File No.	Date Filed

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix B File No. 333-61610	November 20, 2006
3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated September 15, 2014.		Form 8-K	Exhibit 3.1 File No. 000-54365	September 16, 2014
3.3	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated August 31, 2015.		Form 8-K	Exhibit 3.1 File No. 001-366641	September 4, 2015
3.4	ByLaws of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix C File No. 333-61610	November 20, 2
3.5	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007.		Form 8-K	Exhibit 3.1 File No. 333-61610	March 27, 2007
10.1	Brainstorm Cell Therapeutics Inc. Fourth Amendment to the Second Amended and Restated Director Compensation Plan.	*
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*Filed herewith

‡Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: November 15, 2021	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alla Patlis
Name: Alla Patlis
Title: Controller, Interim Chief Financial Officer (Principal Financial Officer)