Form 10-K
period 2021-12-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2022-03-28
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

⌧ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), was $119,594,493.

As of  March 28, 2022, the number of shares outstanding of the registrant's Common Stock, $0.00005 par value per share, was 36,486,180.

BRAINSTORM CELL THERAPEUTICS INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2021

PART I

SPECIAL NOTE

Unless otherwise specified in this Annual Report on Form 10-K, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains numerous statements, descriptions, forecasts and projections, regarding BrainStorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “BrainStorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal year, statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2022 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broad acceptance as a treatment option for ALS, PMS, AD or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, disruptions in our business due to continuing concerns resulting from the COVID 19 outbreak, including our clinical development activities, and other factors described under “Risk Factors” in this annual report on Form 10-K for the fiscal year ended December 31, 2021. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this annual report on Form 10-K for the fiscal year ended December 31, 2021, in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

Item 1.        BUSINESS.

Company Overview

BrainStorm Cell Therapeutics Inc. is a leading biotechnology company committed to the development and commercialization of best-in-class autologous cellular therapies for the treatment of neurodegenerative diseases, including: Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease); Progressive Multiple Sclerosis (“PMS”); Alzheimer's disease (“AD”); and other neurodegenerative diseases. NurOwn®, our proprietary cell therapy platform, leverages cell culture methods to induce autologous bone marrow-derived mesenchymal stem cells (MSCs) to secrete high levels of neurotrophic factors (NTFs), modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function.

NurOwn® has completed its Phase 3 ALS and Phase 2 PMS clinical trials. On November 17, 2020, we announced top-line data from our Phase 3 ALS trial. On March 24, 2021, we announced positive top-line data from our Phase 2 trial evaluating three repeated intrathecal administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. On June 24, 2020, we announced a new clinical program focused on the development of NurOwn® as a treatment for AD. We are currently evaluating next steps based on emerging scientific insights and the rapidly changing regulatory landscape for AD following the recent FDA decision on Aducanumab.

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

Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We currently employ 43 employees in the United States and in Israel. Most of the senior management team is based in the United States, and all of our clinical trial sites for ALS and PMS are in the United States. Our R&D center is located in Petach Tikva, Israel. In addition, we currently lease two GMP certified manufacturing facilities in Jerusalem, Israel at Hadassah Medical Centerand in Tel Aviv at the Sourasky Medical Center to manufacture NurOwn®. These two facilities more than double our capacity to manufacture and ship NurOwn® into the EU and local Israeli markets.

Continuing concerns resulting from the pandemic caused by the novel strain of coronavirus, SARS-CoV 2 (COVID-19) disease, including the emergence of new variants, has currently impacted and may continue to adversely impact our business, including our preclinical studies and clinical trials. In December 2019, a novel strain of coronavirus, surfaced in Wuhan, China. Since then, COVID- 19 has spread worldwide, significantly impacting the United States, Europe and Israel, where the Company conducts its operations, as well as its clinical trials for NurOwn®. In response to the spread of COVID-19 and to ensure safety of employees and continuity of business operations, we closed our offices, with our administrative employees continuing their work remotely and limited the number of staff in any given research and development laboratory. Our research and development laboratory in Israel and manufacturing sites in U.S. and in Israel remained open. Post vaccination, our administrative offices in Israel and the U.S. are now open. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted at this time, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Our management team is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see Part II, Item 1A – Risk Factors – Risks Related to the COVID-19 Pandemic.

Recent Highlights

●	On July 23, 2020, we announced the results of a groundbreaking pre-clinical study of NurOwn® derived Exosome-based treatment for COVID-19 acute respiratory distress syndrome (ARDS). Intratracheal administration of exosomes extracted from MSC-NTF cells (NurOwn®) resulted in statistically significant improvement in multiple lung parameters in a mouse model. With this study, the Company successfully completed its first milestone in developing an innovative exosome-based platform-technology for the treatment of severe COVID-19 related infection.
●	On November 17, 2020, we announced top-line data from our Phase 3 ALS trial in the U.S. Results from the trial showed that NurOwn® was generally well tolerated in the population of rapidly progressing ALS patients. While showing a numerical improvement in the treated group compared to placebo across the primary and key secondary efficacy endpoints, the trial did not reach statistically significant results. In an important, pre-specified subgroup with early disease based on the ALSFRS-R baseline total score of 35, we believe NurOwn® demonstrated a clinically meaningful treatment response across the primary and key secondary endpoints and remained consistent with our pre-trial, data-derived assumption. In this subgroup, there were 34.6% responders who met the primary endpoint definition on NurOwn® and 15.6% on Placebo (p=0.288), and the average change from baseline to week 28 in ALSFRS-R total score was -1.77 on NurOwn® and -3.78 on Placebo (p=0.198), an improvement of 2.01 ALSFRS-R points favoring NurOwn®. No new safety concerns were identified. On February 22, 2021, we announced high-level FDA feedback on our NurOwn® ALS Clinical Development Program. The FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that FDA is seeking to support a Biologics License Application (BLA). In addition, the FDA advised that this recommendation does not preclude Brainstorm from proceeding with a BLA submission. We are in active consultation with principal investigators, ALS experts, expert statisticians, regulatory advisors, and ALS advocacy groups to assess the benefit/risk of a BLA submission before making a final decision.
●	On January 20, 2021, we announced the peer-reviewed publication of a preclinical study in the journal Stem Cell and Research Therapy. The study, entitled "MSC-NTF (NurOwn®) exosomes: a novel therapeutic modality in the mouse LPS-induced ARDS model," evaluated the use of NurOwn® (MSC-NTF cell) derived exosomes in a mouse model of acute respiratory distress syndrome (ARDS).
●	On February 9, 2021, we announced feedback from our Type-C Meeting with FDA to review specific aspects of our planned manufacturing modifications to support the development of a semi-automated manufacturing process for NurOwn® (MSC-NTF cells).

●	On March 24, 2021, we announced positive top-line data in our Phase 2 Study trial evaluating three repeated administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. The 28-week open-label Phase 2 clinical trial enrolled 20 primary and secondary PMS patients based on the 2017 revised McDonald Criteria, ages 18-65, with baseline Expanded Disability Status Scale (EDSS) scores between 3-6.5, without evidence of relapse within 6 months of enrollment, able to walk 25 feet in 60 seconds or less and were permitted to be on a stable dose of disease modifying therapy. Of the 20 patients enrolled, 18 were treated and 16 (80%) completed the study. Two patients discontinued related to procedure-related AEs. There were no study deaths or AEs related to multiple sclerosis worsening. The mean age of study patients was 47, 56% were female, and mean baseline EDSS score was 5.4. The clinical trial compared clinical efficacy outcomes with a 48-patient matched clinical cohort from the Comprehensive Longitudinal Investigations in MS at the Brigham & Woman’s Hospital (CLIMB Study). MS Function and Cognition measures in the top-line results included the timed 25-foot walk (T25FW); 9-hole peg test (9-HPT); Low Contrast Letter Acuity (LCLA); Symbol Digit Modality Test (SDMT); and the 12 item MS Walking Scale (MSWS-12). Prespecified response thresholds of 25% improvement in the T25FW and 9-HPT from baseline to 28 weeks were observed in 14% and 13% of NurOwn® treated patients, respectively, and were observed in 0% of the pre-specified matched historical controls in the CLIMB registry. Thirty eight percent of NurOwn® treated patients showed at least a 10-point improvement in the MSWS-12 from baseline to week 28, a patient-reported outcome that evaluates walking function. In addition, 47% of treated patients showed at least an 8-letter improvement across 28 weeks in the LCLA, a visual function test, and 67% showed at least a 3-point improvement in the SDMT, a measure of cognitive processing. In addition, NurOwn® treated patients showed a mean improvement from baseline of 10% in T25FW and a 4.8% improvement from baseline on the 9-HPT dominant hand, compared to 1.8% and 1.4% worsening respectively in matched historical controls from the CLIMB registry. Also, NurOwn® treated patients showed a 6% improvement from baseline in MSWS-12. All results reported are based on observed data. Cerebrospinal fluid (CSF) biomarkers were obtained at 3 consecutive time points, just prior to each intrathecal administration of NurOwn®. We observed increases in neuroprotective molecules (VEGF, HGF) and decreases in neuroinflammatory biomarkers (MCP-1, and Osteopontin) in the CSF samples. Additionally, we recently completed analyses of secondary efficacy data, and detailed CSF and blood biomarker analyses. As described further, below, we presented a detailed summary of the study outcomes at the 37th Congress of the European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS) on October 14, 2021 and intend to publish our findings in a peer-reviewed journal. We are currently considering how best to advance NurOwn® as an innovative treatment option in PMS.
●	On May 25, 2021, we presented preclinical data at the ISCT 2021 New Orleans Virtual Meeting demonstrating that intrathecal administration of NurOwn-derived exosomes resulted in statistically significant improvements in multiple lung parameters in a mouse model of acute respiratory distress syndrome (ARDS).
●	On June 15, 2021, we announced the expansion of our IP Portfolio with the grant and allowance of multiple patents and applications in major markets. These included EU patent No. 2880151, Hong-Kong patent No. HK1209453, Israel patent application No. 246943, Canadian patent application No. 2,937,305, U.S. patent No. 10,869,899, U.S. patent application No. 16/047,129. For more details, please refer to our “Intellectual Property” section below.
●	On July 27, 2021, we announced approval of GMP certification by the Israel Ministry of Health (MOH) for three state-of-the-art cleanrooms leased by the Company at the Tel Aviv Sourasky Medical Center (“Sourasky Hospital”). The GMP approval confirms that these cleanrooms are compliant with Israeli GMPs, which are aligned with European Union (EU) GMPs, and more than doubles the Company’s capacity to manufacture and ship NurOwn® into the EU and local Israeli markets.
●	On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the quarter ended December 31, 2021, the Company did not sell any shares of its Common Stock pursuant to the August 9, 2021, ATM.
●	On October 8, 2021, Dr. James Berry, Winthrop Family Scholar in ALS Sciences, Director of the Massachusetts General Hospital (MGH) multidisciplinary ALS clinic and Chief of the Division of ALS and Motor Neuron Diseases and principal investigator on the Phase 3 trial of NurOwn(R) in ALS, presented a poster titled "CSF biomarker correlations with primary outcome in NurOwn Phase 3 clinical trial" at the 2021 Northeast Amyotrophic Lateral Sclerosis Consortium(R) (NEALS) conference. The presentation highlighted changes in CSF biomarkers that demonstrate high accuracy in predicting the primary clinical outcome using an unbiased stepwise logistic regression analysis.
●	On October 14, 2021, Dr. Jeffery Cohen, Director of Experimental Therapeutics at the Cleveland Clinic Mellen Center for Multiple Sclerosis, presented findings from the Phase 2 PMS study as an oral presentation at the fully digital 37th Congress of the ECTRIMS. Data from the study showed that it achieved the primary endpoint of safety and tolerability. The data also showed a reduction of neuroinflammatory biomarkers and an increase in neuroprotective biomarkers in the CSF and consistent improvement across multiple sclerosis functional outcome measures, including measures of walking, upper extremity function, vision and cognition, with NurOwn® treatment.
●	On October 18, 2021, we announced the presentation of the poster titled, "Therapeutic Benefits of MSC-NTF (NurOwn®) Exosomes in Acute Lung Injury Models" at the NYSCF 2021 VIRTUAL Meeting. Results in both LPS and Bleomycin mouse models of acute lung injury showed that the beneficial effects of intratracheal administration of NurOwn-derived exosomes were superior to those of exosomes isolated from naïve mesenchymal stem cells in multiple parameters, including increase in blood oxygen saturation and reduction in lung pathology, inflammatory infiltration and levels of proinflammatory cytokines in bronchoalveolar lavage fluid (BALF), in addition to reduction of lung fibrosis in the Bleomycin model.
●	On November 30, 2021, Dr. Jonathan Katz, principal investigator on the Phase 3 trial of NurOwn® in ALS, Chair of the Neurology Department and Director of the Forbes Norris ALS Clinic at the California Pacific Medical Center, presented new analyses from the trial at the 4th Annual ALS ONE Research Symposia. Pre-specified and post hoc analyses leveraging the published ENCALS model demonstrated a potential NurOwn-induced treatment effect on ALS disease progression in trial participants with less severe disease and showed that this effect was protected by randomization.
●	On December 7, 2021, Dr. Robert Brown, Director of the Program in Neurotherapeutics at the University of Massachusetts Medical School, and principal investigator in the Phase 3 trial of NurOwn® in ALS, presented at the 32nd International Symposium on ALS/MND. The presentation, titled “NurOwn targets multiple disease pathways in ALS Phase 3 Trial” focused on biomarker data that suggest that NurOwn® drives significant changes in biomarkers across ALS disease pathways which may be important for achieving clinical outcomes.
●	On December 7, 2021, we finalized the technology transfer for NurOwn® manufacturing to Catalent, which allows for continuous supply of NurOwn® for future clinical trials and initial commercialization, if approved.
●	On December 13, 2021, we announced the peer reviewed publication of Phase 3 clinical data in Muscle and Nerve. The paper, entitled "A Randomized Placebo-Controlled Phase 3 Study of Mesenchymal Stem Cells Induced to Secrete High Levels of Neurotrophic Factors in Amyotrophic Lateral Sclerosis," reported data from the randomized, double-blind, placebo-controlled, Phase 3 trial evaluating the safety and efficacy of repeat doses of NurOwn® in patients with ALS. Although previously announced results showed that the trial did not reach statistical significance on the primary or secondary endpoints, pre-specified and post hoc analyses featured in the publication show a greater NurOwn-induced treatment effect across primary and secondary efficacy outcomes in trial participants with less advanced disease.
●	On December 27, 2021 the FDA recommended that Brainstorm submit an Expanded Access Protocol amendment to provide additional dosing of NurOwn® for these participants.
●	On March 16, 2022, Dr. Merit Cudkowicz, Chief of Neurology at Massachusetts General Hospital, Julieanne Dorn Professor of Neurology at Harvard Medical School, Director of the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital and principal investigator in the Phase 3 trial of NurOwn(R) in ALS, delivered a late breaking oral presentation at the 2022 Muscular Dystrophy and Association Clinical and Scientific Conference. The presentation, titled "Relationship UNC13A Single-Nucleotide Polymorphisms to Clinical Outcomes in NurOwn Phase 3 ALS Clinical Trial" focused on pre-specified genetic analyses from the NurOwn Phase 3 trial in ALS which suggests that NurOwn treatment may influence disease progression in patients who possess the UNC13A risk allele.

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

NurOwn® manufacturing involves a multi-step process that includes the following: harvesting and isolating undifferentiated stem cells from the patient's own bone marrow; processing of cells at the manufacturing site; cryopreservation of MSC to enable multiple treatments from a single bone marrow sample; and intrathecal (“IT”) administration of MSC-NTF cells into the same patient by standard lumbar puncture. This administration procedure does not require hospitalization and has been shown to be generally well tolerated in multiple CNS clinical trials to date. The completed NurOwn® U.S. Phase 3 ALS and  the NurOwn® U.S. Phase 2 PMS trials evaluated  the therapeutic potential of repeated intrathecal MSC-NTF cell administration (three doses at bi-monthly intervals). We are actively reviewing the opportunity in Alzheimer’s Disease and will consider the best course of action based on recent scientific and regulatory insights.

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

Autologous (Self-transplantation)

The NurOwn® technology platform is autologous, using the patient’s own bone-marrow derived stem cells for “self-transplantation.” In autologous cellular treatment, there is no introduction of unrelated donor antigens that may lead to alloimmunity, no risk of rejection, and no need for treatment with immunosuppressive agents, which can cause severe and/or long-term side effects. In addition, the use of adult stem cells is free of several ethical concerns associated with the use of embryonic-derived stem cells in some countries.

NurOwn® ALS Clinical Program

We announced top-line data from the Phase 3 clinical trial of NurOwn® in ALS on November 17, 2020. We have been granted Fast Track designation by the U.S. Food and Drug Administration (“FDA”) for this indication, and have been granted Orphan Drug Status, in the U.S. and Europe, which provides us the potential for an extended period of exclusivity.

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

In January 2016, the results of the two completed Phase 1/2 study and Phase 2 open label trials were published in JAMA Neurology. The results demonstrated a slower rate of disease progression following MSC-NTF cell transplantation as measured by the ALSFRS-R, the gold standard for the evaluation of ALS functional status, and Forced Vital Capacity (“FVC”), a measure of pulmonary function, as well as positive trends in the rate of decline of muscle volume and the compound motor axon potential (“CMAPs”). This was the first published clinical data using autologous mesenchymal stem cells, induced under culture conditions to produce NTFs, with the potential to deliver a combined neuroprotective and immunomodulatory therapeutic effect in ALS and potentially modify the course of this disease.

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

Key findings from the trial were as follows:

The study achieved its primary objective, demonstrating that NurOwn® transplantation was well-tolerated. There were no discontinuations from the trial due to AEs and there were no deaths in the study. The most common adverse events ( mild or moderate severity), were transient procedure-related AEs such as headache, back pain, pyrexia arthralgia and injection-site discomfort, which were more commonly seen in the NurOwn®-treated participants compared to placebo.

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

Phase 3 ALS Clinical Trial

Following successful completion of the Phase 2 study, we conducted a Phase 3 trial (a multi-dose double-blind, placebo-controlled, multicenter trial protocol) that was designed to generate data to potentially support a Biologic License Application (“BLA”) submission in the U.S. for NurOwn® in ALS. In October 2019, the clinical trial completed enrollment of an enriched patient population of rapid progressors based on superior outcomes observed in the Phase-2 pre-specified sub-group. The study is registered at www.clinicaltrials.gov (ClinicalTrials.gov Identifier: NCT03280056).

We announced top-line data from our Phase 3 ALS trial on November 17, 2020. Results from the trial showed that NurOwn® was generally well tolerated in the population of rapidly progressing ALS patients. However, the trial did not reach statistically significant results. No new safety concerns were identified. On February 9, 2021, we announced feedback from our Type-C Meeting with FDA to review specific aspects of our planned manufacturing modifications to support the development of a semi-automated commercial manufacturing process for NurOwn® (MSC-NTF cell). On February 22, 2021, we announced high-level FDA feedback on NurOwn® ALS clinical development program. The FDA concluded from their initial review that the clinical data provided at the time did not provide the threshold of substantial evidence that FDA seeks to support a BLA. In addition, the FDA advised that this recommendation does not preclude the Company from proceeding with a BLA submission. We are in active consultation with principal investigators, ALS experts, expert statisticians, regulatory advisors, and ALS advocacy groups to assess the benefit/risk of a BLA submission before making a final decision.

Key findings from the trial were as follows:

●	NurOwn® was generally well tolerated in this population of rapidly progressing ALS patients.
●	While showing a numerical improvement in the treated group compared to placebo across the primary and key secondary efficacy endpoints, the trial did not reach statistically significant results.
●	The primary efficacy endpoint, a responder analysis evaluating the proportion of participants who experienced a 1.25 points per month improvement in the post-treatment ALSFRS-R slope compared to pre-treatment, was powered on assumed treatment response rates of 35% on NurOwn® versus 15% on Placebo. These estimates were based on available historical clinical trial data and the NurOwn® Phase 2 data. The primary endpoint was achieved in 32.6% of NurOwn® participants versus 27.7% for Placebo (p=0.453). Therefore, the trial met the expected ~35% NurOwn® treatment group efficacy response assumption, however the high placebo response exceeded the placebo response expected based on contemporary ALS trials.

●	The secondary efficacy endpoint measuring average change in ALSFRS-R total score from baseline to Week 28, was -5.52 with NurOwn® versus -5.88 on Placebo, a difference of 0.36 (p= 0.693).
●	In an important, pre-specified subgroup early in the disease course based on ALSFRS-R baseline score greater than 35, NurOwn® demonstrated a clinically meaningful treatment response across the primary and key secondary endpoints and remained consistent with our pre-trial, data-derived assumptions. In this subgroup, there were 34.6% responders who met the primary endpoint definition on NurOwn® and 15.6% on Placebo (p=0.288), and the average change from baseline to week 28 in ALSFRS-R total score was -1.77 on NurOwn® and -3.78 on Placebo (p=0.198), an improvement of 2.01 ALSFRS-R points favoring NurOwn®.
●	The NurOwn phase 3 trial enrolled a broad set of participants, including some with advanced ALS disease (ALSFRS-R≤25), making this trial subject to the impact of floor effects and reduced ALSFRS-R sensitivity. A post-hoc analysis was done using participants with baseline ALSFRS-R>25 for the primary endpoint and the % response for NurOwn was 34.7% and 20.5% for Placebo, p=0.053. This analysis suggests a treatment effect with NurOwn in participants with less advanced disease. Cerebrospinal fluid (CSF) biomarker analyses confirmed that treatment with NurOwn® resulted in a statistically significant increase of neurotrophic factors (VEGF) and reduction in neurodegenerative (neurofilament) and neuroinflammatory biomarkers (MCP-1) that was not observed in the placebo treatment group.
●	Pre-specified statistical modeling designed to predict clinical response with high sensitivity and specificity based on ALS biomarkers and ALS Function confirmed that NurOwn® treatment outcomes could be predicted by baseline ALS function as well as key CSF neurodegenerative and neuroinflammatory biomarkers.

On October 6, 2021, we announced that a scientific abstract titled “CSF biomarker correlations with primary outcome in NurOwn Phase 3 clinical trial” would be presented as a scientific poster at the fully digital 2021 Northeast Amyotrophic Lateral Sclerosis Consortium® (NEALS) conference.  The presentation was delivered by James Berry, M.D. MPH, Winthrop Family Scholar in ALS Sciences, Director of the Massachusetts General Hospital (MGH) multidisciplinary ALS clinic and Chief of the Division of ALS and Motor Neuron Diseases, Boston MA.  The presentation highlighted CSF biomarkers that demonstrate high accuracy in predicting the primary clinical outcome using an unbiased stepwise logistic regression analysis.

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

On October 22, 2020, we announced a partnership with Catalent, the leading global provider of advanced delivery technologies, to manufacture NurOwn®, which has been evaluated for the treatment of ALS in our Phase 3 clinical trial. If we decide to file a BLA and are granted approval, Catalent will be our partner for manufacturing commercial quantities of NurOwn® to treat patients with ALS. Our technology transfer to Catalent has been successfully completed and will allow for continuous supply of NurOwn® for the Expanded Access program and for future clinical trials. Our partnership with R&D to help us establish in-house manufacturing capabilities will accelerate once a regulatory pathway is clear.

We currently lease two GMP certified manufacturing facilities in Jerusalem, Israel at Hadassah Medical Center and in Tel Aviv at the Sourasky Medical Center to manufacture NurOwn®. These two facilities more than double our capacity to manufacture and ship

NurOwn® into the EU and local Israeli markets.  In addition, we currently lease a GMP certified manufacturing facility in Jerusalem, Israel. On July 27, 2021, we announced the approval of GMP certification for a second production site in Israel from the Israel Ministry of Health (MOH) for three state-of-the-art cleanrooms leased by us at the Tel Aviv Sourasky Medical Center (“Sourasky Hospital”). The GMP approval confirms that these cleanrooms are compliant with Israeli GMPs, which are aligned with European Union (EU) GMPs, and more than doubles the Company’s capacity to manufacture and ship NurOwn® into the EU and local Israeli markets.  These partnerships will ensure an ongoing cGMP clinical supply of NurOwn® and enable us to provide rapid treatment access to patients if we obtain regulatory approval.

On December 7th, 2021, we and Catalent announced completion of technology transfer for NurOwn® manufacturing at the Catalent’s cell therapy facility in Houston, Texas.

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

On February 11, 2020,we announced that we held a high-level meeting with the FDA to discuss potential NurOwn® regulatory pathways for approval in ALS. In the planned meeting with senior CBER leadership and several leading U.S. ALS experts, the FDA confirmed that the Phase 3 ALS trial was collecting relevant data critical to the assessment of NurOwn® efficacy. The FDA indicated that they would look at the "totality of the evidence" in the expected Phase 3 clinical trial data.

On February 9, 2021, we announced feedback on a Type-C Meeting with FDA on future NurOwn® manufacturing plans and to review specific aspects of our planned manufacturing modifications to support the development of a semi-automated commercial manufacturing process for NurOwn® (MSC-NTF cell). The meeting included a detailed review of the requirements for comparability testing to support future modifications along with geographic considerations in the sourcing of starting materials and future manufacturing production. We plan to incorporate feedback from the FDA meeting and our experience from Phase 3 manufacturing to finalize a robust comparability plan that could enable semiautomatic manufacturing to be introduced at the appropriate time in the future. We also plan to finalize the remaining steps necessary to proceed with running NurOwn® validation batches. The FDA also provided comments on several key aspects of the current manufacturing process, which we will use as we continue our work to enable operations at our commercial manufacturing partner, Catalent.

On February 22, 2021, we announced high-level FDA feedback on NurOwn® ALS Clinical Development Program. The FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that FDA is seeking to support a BLA. In addition, the FDA advised that this recommendation does not preclude the Company from proceeding with a BLA submission. We are in active consultation with principal investigators, ALS experts, expert statisticians, regulatory advisors, and ALS advocacy groups to find the best path forward to provide NurOwn for ALS patients.

ALS Expanded Access Program

On December 14, 2020, we announced the NurOwn® Expanded Access Program (EAP) through which NurOwn® will be made available for ALS patients who completed all Phase 3 scheduled treatments and follow-up assessments and meet specific eligibility criteria.

The protocol for the EAP was developed in partnership with the FDA to provide access to NurOwn® for Phase 3 clinical trial participants who meet specific eligibility criteria. Initially, patients less severely affected by ALS, as measured by ALSFRS-R, will be the first to receive treatment. This approach is informed by recently announced top-line data from the Company's Phase 3 clinical trial. According to the FDA, EAPs, alternatively known as "compassionate use" programs, provide a pathway for patients to receive an investigational medicine for a serious disease or condition outside of a clinical trial.

Through the EAP, the six clinical centers participating in the Phase 3 NurOwn® trial each had the opportunity to treat ALS patients who completed the trial. These six centers are: University of California, Irvine; Cedars-Sinai Medical Center; California Pacific Medical Center; Massachusetts General Hospital; University of Massachusetts Medical School; and the Mayo Clinic. EAP treatment of ALS patients who have completed the Phase 3 clinical trial will not interfere with data or regulatory timelines. The Cell Manipulation Core Facility (CMCF) at the Dana Farber Cancer Institute manufactured the investigational therapy, assisted by on-site BrainStorm personnel.

In the course of 2021, 10 eligible patients that had completed the Phase 3 study, were enrolled in the EAP at the six participating medical centers to receive three additional doses of NurOwn® eight weeks apart. Eight patients completed the program receiving all three treatment doses. Two participants withdrew consent after receiving two treatment doses. There were no serious adverse events (SAEs) in the treated participants.

On December 27, 2021, we announced plans for a dosing extension of NurOwn® for participants who completed the Expanded Access Protocol. The FDA recommended that Brainstorm submit an EAP protocol amendment to provide additional dosing for these participants . Under the original EAP protocol, participants who had completed the Phase 3 NurOwn® trial and who met specific eligibility criteria had the opportunity to receive 3 doses of NurOwn®. Under the amended EAP protocol, these eligible participants will receive up to 3 additional doses. Data collected from the original EAP treatments informed the decision to move forward with additional doses for participants who completed it.

Patient Access Programs (ALS)

The Company, had worked collaboratively with the Tel Aviv Sourasky Medical Center (Ichilov Hospital), to treat ALS patients with NurOwn®, under the Israel Hospital Exemption (HE) regulatory pathway for Advanced Therapy Medicinal Products (ATMP), which was adopted by the Israeli MoH from the EMA regulation. Between Q1, 2019 and Q4, 2021, the Company enrolled and treated 12 ALS patients with NurOwn®, under the HE pathway. Thus far, the Company has received $3.4 million in gross proceeds in connection with the treatment of the aforementioned patients.

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

Key findings from the trial were as follows:

●	Prespecified 25% improvements in the timed T25FW and 9-HPT (combined average) from baseline to 28 weeks were observed in 14% and 13% of NurOwn® treated patients, respectively, and improvement in 9-HPT (combined average) was observed in 0% of the pre-specified matched historical controls in the CLIMB registry.
●	38% of NurOwn® treated patients showed at least a 10-point improvement in the MSWS-12 from baseline to week 28, a patient reported outcome that evaluates walking function.
●	47% of NurOwn® treated patients showed at least an 8-letter improvement across 28 weeks in the LCLA binocular 1.25%, a visual function test. Additionally, 27% of NurOwn® treated patients showed at least an 8-letter improvement across 28 weeks in the LCLA binocular 2.5%,
●	67% of NurOwn® treated patients showed at least a 3-point improvement in the SDMT, a measure of cognitive processing.
●	NurOwn® treated patients showed a mean improvement from baseline of 10% in T25FW and a 4.8% improvement from baseline on the 9-HPT dominant hand, compared to 1.8% and 1.4% worsening respectively in matched historical controls from the CLIMB registry.
●	NurOwn® treated patients showed a 6% improvement from baseline in MSWS-12.

All results reported are based on observed data. Cerebrospinal fluid (CSF) biomarkers were obtained at 3 consecutive time points, just prior to each intrathecal administration of NurOwn®. We observed increases in neuroprotective molecules (VEGF, HGF) and decreases in neuroinflammatory biomarkers (MCP-1, and Osteopontin).

Additionally, we completed secondary efficacy data and detailed CSF and blood biomarker analyses. We presented a detailed summary of the study outcomes at the 37th Congress of the ECTRIMS on October 14, 2021 and expect to publish our findings in a peer reviewed journal and consider how best to advance NurOwn® as an innovative treatment option in PMS.

On November 14, 2019, we received a $495,330 grant from the National Multiple Sclerosis Society, through its Fast Forward program, to advance BrainStorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with progressive Multiple Sclerosis. As of December 31, 2021, we  received $396,264 on account of the grant .

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

On November 14, 2019, we were awarded a $495,330 grant from the National Multiple Sclerosis Society (NMSS), through its Fast Forward program, for serum and CSF biomarkers analysis in BrainStorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with PMS. As of December 31, 2021, we have received $396,264 out of the $495,330 awarded.

On April 3, 2020, we announced that our wholly owned subsidiary, BrainStorm Cell Therapeutics Ltd., has been awarded a new non-dilutive grant of approximately $1.5 million by the Israel Innovation Authority (“IIA”). The grant enables the Company to continue development of advanced cellular manufacturing capabilities, furthers development of MSC-NTF derived exosomes as a novel therapeutic platform, and will ultimately enable BrainStorm to expand the therapeutic pipeline in neurodegenerative disorders. As of December 31, 2021, we have received $1.3 million out of the $1.5 million awarded.

On June 9, 2020, we announced that The ALS Association and I AM ALS have awarded us a combined grant of $500,000 to support an ALS biomarker research study. The grant will be used to draw insights from data and samples collected from patients who participated in BrainStorm’s Phase 3 clinical trial and treated with NurOwn®, and to further the understanding of critical biomarkers associated with treatment response for people with ALS. As of December 31, 2021, we have received $200,000 out of $500,000 awarded.

Intellectual Property

A key element of our overall strategy is to establish a broad portfolio of patents and other methods described below to protect its proprietary technologies and products. BrainStorm is the sole licensee or assignee of 27 granted patents, and 23 patent applications in the United States, Canada, Europe, Israel and Brazil, as well as in additional countries worldwide, including countries in the Far East and South America (in calculating the number of granted patents and patent applications, each European patent validated in multiple jurisdictions was counted as a single patent).

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

On June 3, 2020, the European Patent Office (EPO) granted European patent No. 2880151 titled ‘Methods of Generating Mesenchymal Stem Cells which secrete Neurotrophic Factors’. The allowed claims cover the method for manufacturing MSC-NTF cells (NurOwn®).

On September 1, 2020, the Israeli Patent Office issued Israeli Patent No. 246943 titled ‘Method of Qualifying Cells’. The granted claims cover a method of qualifying whether a cell population is a suitable therapeutic for treating Amyotrophic Lateral Sclerosis (ALS) and an isolated population of cells that secrete neurotrophic factors which are qualified useful as a therapeutic for treating ALS.

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

On December 15, 2020, the Canadian Patent office sealed Patent No. 2,937,305 titled ‘Pharmaceutical composition comprising bone-marrow derived mesenchymal stem cells’. The granted claims include a pharmaceutical composition for NurOwn® (MSC-NTF cells,

Mesenchymal Stem Cells secreting Neurotrophic Factors), comprising a culture medium as a carrier and an isolated population of differentiated bone marrow-derived MSCs that secrete neurotrophic factors

On 22 December 2020 the U.S. Patent and Trademark Office (USPTO) issued U.S. Patent No. 10,869,899 titled: Isolated cells and populations comprising same for the treatment of CNS diseases. Granted claims cover an isolated cell population secreting GDNF, a pharmaceutical composition comprising the isolated cells, and a device comprising the pharmaceutical composition, including a device that is adapted for administration of the isolated cell population into the spinal cord

On February 19, 2021, the Hong Kong patent office sealed Patent No. HK1209453 titled ‘Methods of Generating Mesenchymal Stem Cells which secrete Neurotrophic Factors’. Allowed claims cover the method for manufacturing MSC-NTF cells (NurOwn®).

On November 30, 2021, the US Patent and Trademark Office (USPTO) issued US Patent No. 11,185,572 titled ‘Mesenchymal stem cells for the treatment of CNS diseases’. The granted claims are for a method of treating a disease selected from the group consisting of Parkinson’s disease, amyotrophic lateral sclerosis (ALS), Alzheimer’s disease, stroke and Huntington’s disease using MSC-NTF cells (NurOwn).

Patents protecting NurOwn® have been issued in the United States, Canada, Japan, Europe, Hong Kong, Brazil and Israel.

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

Research and Development

We are actively engaged in research and development to evaluate the potential for clinical development of NurOwn® and MSC-NTF derived Exosomes in various neurodegenerative disorders, neurodegenerative eye disease and acute respiratory distress syndrome (ARDS). MSC-NTF derived Exosomes are an example of ongoing research in additional specialized derivative cell products. Exosomes are extracellular nano-vesicles (secreted by the cells) that carry various molecular components of their cell of origin, including nucleic acids, proteins and lipids. Exosomes can transfer molecules from one cell to another, thereby mediating cell-to-cell communication, ultimately regulating many cell processes, which are suitable for clinical applications in multiple neurodegenerative diseases. NurOwn® derived exosomes may possess unique features for the enhanced delivery of therapeutics to the brain, due to their ability to cross the blood brain barrier and to penetrate the brain and spinal cord.

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

The Company’s Common Stock trades on the Nasdaq Capital Market under the ticker symbol “BCLI.”

Company Business Strategy

Our business strategy is to develop and commercialize NurOwn® for the treatment of neurodegenerative diseases. Our highest priority is to obtain regulatory approval of NurOwn® for ALS and the rapid execution of our U.S. open-label, multicenter Phase 2 clinical trial in PMS and planned multi-national Phase 2 clinical trial in Europe for AD. Positive top-line clinical trial results from our Phase 2 PMS trial evaluating three repeated intrathecal administrations of NurOwn®, each given 2 months apart, as a treatment for PMS was announced on March 24, 2021.

We are leveraging our strong existing pre-clinical data to advance innovative IND-enabling pre-clinical programs in several neurodegenerative disease with high unmet medical need. We have developed NurOwn® exosome-based platform-technology to expand our technology platform and pipeline. The most advanced preclinical data using this platform technology for ARDS, one of the most severe complications of COVID-19 pandemic, showed that intratracheal administration of exosomes extracted from MSC’s using NurOwn® (MSC-NTF) resulted in statistically significant improvement in multiple lung parameters in a mouse model. MSC-NTF exosomes were superior to control in reducing ARDS markers, including physiological damage as well as increasing oxygenation levels. With this study, the Company has  successfully completed its first milestone in developing an innovative exosome-based platform-technology for the treatment of severe ARDS. On January 20, 2021 we announced the peer-reviewed publication of this preclinical study in the journal Stem Cell and Research Therapy. The study, entitled "MSC-NTF (NurOwn®) exosomes: a novel therapeutic modality in the mouse LPS-induced ARDS model," evaluated the use of NurOwn® (MSC-NTF cell) derived exosomes in a mouse model of acute respiratory distress syndrome (ARDS).

We are also engaged in strategic partnerships to expand our cGMP capabilities. Our technology transfer to Catalent has already been completed and will allow for continuous supply of NurOwn® for future clinical trials and initial commercialization, if approved. Our partnership with RR&D, to help us establish in-house manufacturing capabilities, will accelerate once a regulatory pathway is clear.

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

NurOwn® in CNS Disease

Our highest priority is to obtain regulatory approval of NurOwn® for ALS. We also strategically focused on fully executing the clinical development of NurOwn® in PMS, reviewing the optimal approach in AD as well as continuing our pre-clinical evaluation of the NurOwn® technology platform in other CNS disorders based on our broad preclinical experience in ALS, PMS, AD, Huntington’s Disease and Autism.

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

Alzheimer’s Disease (AD)

Alzheimer’s Disease (AD) is the most common form of dementia, a progressive brain disease that slowly destroys memories and thinking skills. The Alzheimer’s pathology starts 15-20 years before symptoms appear. Symptoms usually start with difficulty storing and retrieving new information. In advanced stages, symptoms include confusion, as well as mood and behavior changes, and inability to perform basic life tasks. Throughout the disease process there is a steady, unstoppable death of brain cells.  This is a fatal disease with an average time of 8 years from diagnosis to death.  No cure exists, but medications and management strategies may temporarily improve symptoms, in a modest fashion. Recently the FDA approved Aduhelm, a monoclonal antibody directed against amyloid for the treatment of AD. The implications of Aduhelm approval on the AD treatment market is evolving and we are actively reviewing the implications on the development of AD disease modifying therapies.

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

We are the sole licensee or assignee of 27 granted patents and 23 patent applications in the United States, Canada, Europe, and Israel, as well as in additional countries worldwide, including countries in the Far East and South America (in calculating the number of granted patents, each European patent validated in multiple jurisdictions was counted as a single patent).

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

On December 15, 2020, the Canadian Patent office sealed Patent no. 2,937,305 titled ‘Pharmaceutical composition comprising bone-marrow derived mesenchymal stem cells. The granted claims include a pharmaceutical composition for NurOwn® (MSC-NTF cells, Mesenchymal Stem Cells secreting Neurotrophic Factors), comprising a culture medium as a carrier and an isolated population of differentiated bone marrow-derived MSCs that secrete neurotrophic factors.

On January 18, 2022 the Brazilian Patent Office granted patent No BR112015001435-6 titled: "A method of generating cells which secrete Brain Derived Neurotrophic Factor (BDNF), Glial Derived Neurotrophic Factor (GDNF), Hepatocyte Growth Factor (HGF) And Vascular Endothelial Growth Factor (VEGF), wherein said cells do not Secrete Nerve Growth Factor (NGF)." The granted claims cover a method of manufacturing MSC-NTF cells (NurOwn®).

Patents protecting NurOwn® have been issued in the United States, Canada, Japan, Europe, Hong-Kong,Brazil  and in Israel.

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

Family		Pending	Allowed	Granted	Expiry
No.	Patent Name/ Int. App. No.	Jurisdictions	Jurisdictions	Jurisdictions	Date
1	Isolated Cells and Populations Comprising Same for the Treatment of CNS Diseases/PCT/IL2006/000699			Europe, US	2030
2	Mesenchymal Stem Cells for The Treatment of CNS Diseases PCT/ IL2009/000525			US, Israel, Europe, Hong Kong	2032
3	Methods of Generating Mesenchymal Stem Cells Which Secrete Neurotrophic Factors / PCT/IL2013/050660	US		US, Canada, Japan, Israel, Europe Hong Kong	2037
	A Method of generating cells which secrete Brain Derived Neurotrophic Factor (BDNF), Glial Derived Neurotrophic Factor (GDNF), Hepatocyte Growth Factor (HGF) and Vascular Endothelial Growth Factor (VEGF), wherein Said cells do not Secrete Nerve Growth Factor (NGF)			Brazil	2037
	Method of Qualifying Cells /PCT IL2015/050159	Europe, Hong Kong, Brazil		US, Japan, Israel	2040
4	Populations of Mesenchymal Stem Cells that secrete Neurotrophic Factors US 10,564,149			US	2040
	Pharmaceutical composition comprising bone-marrow derived mesenchymal stem cells Canadian Patent no. 2,937,305			Canada	2040
5	Methods of treating ALS PCT/IL2017/050801	US, Israel, Japan, S. Korea, Australia, Canada			2042
	Methods for diagnosing ALS	Europe,
6	Cell-Type Specific Exosomes and Use Thereof PCT/IL2019/050401	US, Europe, Israel, Japan, S. Korea, Australia, Canada			2043
7	Methods and Compositions for Treating Lung Conditions PCT/IL2021/050885	Publication # WO 2022/018729			2046

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

In January 2013, the EMA Committee for Advanced Therapies designated NurOwn® as an Advanced Therapy Medicinal Product.

U.S. Drug Development Process

The FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. Biologics are subject to regulation by the FDA under the FDCA, the Public Health Service Act, or the PHSA, and related regulations and other federal, state and local laws and regulations. Biological products include a wide variety of products including vaccines, blood and blood components, gene therapies, tissue and proteins. Unlike most prescription products made through chemical processes, biological products generally are made from human and/or animal materials. To be lawfully marketed in interstate commerce, a biologic product must be the subject of a Biological License Application (“BLA”), issued by the FDA on the basis of a demonstration that the product is safe, pure and potent, and that the facility in which the product is manufactured meets standards to assure that it continues to be safe, pure and potent. The FDA has developed and is continuously updating the requirements with respect to cell and gene therapy products and has issued documents concerning the regulation of cellular and tissue-based products. Manufacturers of cell and tissue-based products must comply with the FDA’s current good tissue practices, or GTP, which are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of such products. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease.

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

Safety reports detailing the adverse events identified in the course of the clinical trials must be submitted annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected side effects. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the stem cell therapy has been associated with unexpected serious harm to patients.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a stem cell therapy intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a stem cell therapy available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA or BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. However, orphan product designation does provide the potential for a period of exclusivity and we may be eligible for grant funding to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.

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

ACT for ALS and Congressional Hearing on Advancing Treatments and cures for Neurodegenerative Diseases including ALS

The U.S. House of Representatives Subcommittee on Health of the Committee on Energy and Commerce held a hearing on July 29, 2021.  The hearing was entitled, "The Path Forward: Advancing Treatments and Cures for Neurodegenerative Diseases." The aim of the hearing was to discuss the challenge of advancing treatments and cures for neurodegenerative diseases to ensure collaboration and multidiscipline coordination between FDA, NIH, academic researchers, private drug companies, and patients. Leading ALS neurologists and advocates testified regarding the immense unmet medical need in ALS and the urgency to exercise for regulatory flexibility when evaluating therapies for 100% fatal and heterogenous diseases such as ALS. The following are excerpts from the testimonies from the E and C Hearing:

Jinsy Andrews, MD, MSc representing Herself, The ALS Association, and Columbia University at this hearing stated, “We have seen the ability for regulatory flexibility and speed in other areas. The reality is that ALS is 100 percent fatal. The pipeline and our understanding have grown significantly in the last five years.”  “Approving a new drug for ALS — or Alzheimer’s or other diseases — can have a bigger impact than just providing people with a single new treatment. New approvals can spur innovation and investment by industry in a disease space with few available treatments available. But in cases of fatal neurological diseases without cures, when a promising drug comes along that has the potential to retain function and extend life, patients’ needs are paramount”

Merit Cudkowicz, MD Chair, Dept of Neurology, Mass General Hospital Director Sean M. Healey & AMG Center for ALS, Mass General Hospital Julianne Dorn Professor of Neurology, Harvard Medical School  testified the following at  this hearing,  “We must disrupt the current, slow approach to therapy development and partner expertise from our field and other fields with the FDA to think more creatively and become more effective in choosing the best treatments for the right person at the right time. We have begun to do this with the AMX035 (Centaur), NurOWN and Toferson (SOD1 gene therapy) trials and the new Healey ALS Platform Trial.” Specifically, she remarked , “We have heard reports from people in the NurOWN trial and expanded access program of improvements in function. This is not something we typically see or hear in ALS. There were important changes in important biomarkers in the phase 3 trial and better responses in people who started treatment in an earlier stage of the disease. The manuscript with full results is under review. Continued dialogue with the FDA on how to identify subsets of responder is critical as it is very likely that this treatment and many future treatments will work better in one group of people than another.”

Brian Wallach & Sandra Abrevaya Co-Founders, I AM ALS cited the 2019 ALS therapy Guidance  document in their testimony and stated the following: “ When the Guidance was finally released, the ALS community was filled with hope as it stressed the need for “regulatory flexibility in applying the statutory standards to drugs for serious diseases with unmet medical needs.” Moreover, it explicitly stated that “[w]hen making regulatory decisions about drugs to treat ALS, FDA will consider patient tolerance for risk and the serious and life-threatening nature of the condition in the context of statutory requirements for safety and efficacy.” They further addressed specific therapies and remarked, “The second, NurOwn, involves the extraction, enrichment and injection of a patient’s own stem cells. The Phase III trial for NurOwn did not meet its overall primary endpoint. Going into the trial the drug company identified a score of 35 on the ALSFRS, the clinical assessment of a patient’s disease progression, as the mean expected score of patients when they first enrolled. In the end, more patients with lower ALSFRS scores enrolled in the trial than was expected. Thus, the actual mean ALSFRS was below 35. Of the patients who started the trial with a score of more than 35, they not only had a significantly higher response rate than those on placebo, but also their ALSFRS was two points higher than those on the placebo at the end of the trial. Given these results, why didn't the FDA approve NurOwn for at least those patients with ALSFRS scores above 35 and at the same time require the company to complete a confirmatory trial on the larger group? That is an approach that gives people living with ALS today a chance while giving FDA more data. With a disease as complex and heterogeneous as ALS we need this type of flexibility and urgency from the FDA.” They closed their testimony with the following: “This generation of patients and our families demand better from ourselves, the medical community and policymakers. You have the power to help make ALS like MS, to change ALS from a “rare disease” to a disease that more than 1 million Americans are living with. Moreover, ALS is linked to Alzheimer’s, Parkinson’s and Frontotemporal Dementia, among others. Meaning if we cure ALS, we can help unlock cures for all. That is a future worth fighting for.”

The Act for ALS was signed into law on December 23, 2021. The law establishes grant programs to address neurodegenerative diseases, such as ALS and contains other related provisions. It authorized up to 100 million dollars per year for 5 years, $500 million dollars total. The Department of Health and Human Services (HHS) shall award grants to eligible entities for scientific research utilizing data from expanded access to investigational ALS treatments for individuals who are not otherwise eligible for clinical trials. The FDA shall award grants to public and private entities to cover the costs of research and development of drugs that diagnose or treat ALS and other rare neurodegenerative diseases. HHS shall also establish the Public-Private Partnership for Neurodegenerative Diseases between the National Institutes of Health, the FDA, and at least one eligible entity (generally, an institution of higher education or a nonprofit organization). The partnership shall support the development and regulatory review of drugs that address ALS and other rare neurodegenerative diseases.

Brian Wallach, ALS patient and co-founder of the organization I AM ALS, stated regarding the passage of Act for ALS: “For 160 years, there has been no hope for those diagnosed with ALS. That changed tonight. Tonight, as a result of tens of thousands of ALS advocates working nonstop to make their voices heard and demanding the chance to live, hope has finally come to people living with ALS.”

Significant policy changes and Congressional actions taken have elevated the focus on research for ALS and other neurodegenerative diseases and increased funding sources to expedite therapy development.

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

Post-Approval Requirements

Any drugs for which we receive FDA approval are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse effects with the product, reporting of changes in distributed products, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. In September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-marketing authority, including the authority to require post marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies, or REMS, approved by the FDA. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drugs and biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label. Further, manufacturers of drugs and biologics must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Drug and biologic manufacturers and other entities involved in the manufacturing and distribution of approved drugs and biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, GTP applicable to biologics, and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the drug. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards, and test each product batch or lot prior to its release. Manufacturers and other parties involved in the drug supply chain for prescription drugs must also comply with applicable product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States.

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

The 21st Century Cures Act and its regenerative medicine provisions may be beneficial to the development of our stem cell therapy. The 21st Century Cures Act was signed into law on December 13, 2016.  The goal of this landmark legislation is to accelerate the discovery, development, and delivery of new treatments.  It includes regenerative medicines provisions aimed at bringing new innovations and advances to patients quicker and more efficiently. The FDA issued a comprehensive regenerative medicine policy framework.  The final guidance issued by the FDA defines the regenerative medicine provisions in the 21st Century Cures Act by providing additional information to further the development and access to innovative regenerative medicine therapies.

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

In addition to requirements of US federal and state law, we may also be subject to additional privacy restrictions around the world including Israel.  Israel has implemented data protection laws and regulations, including the Israeli Protection of Privacy Law, 5741-1981, or the PPL. The PPL imposes certain obligations on the owners of databases containing personal data, including, e.g., a requirement to register databases with certain characteristics, an obligation to notify data subjects of the purposes for which their personal data is collected and processed and of the disclosure of such data to third parties, a requirement to respond to certain requests from data subjects to access, rectify, and/or delete personal data relating to them and an obligation to maintain the security of personal data. In addition, the Protection of Privacy Regulations (Data Security), 5777-2017, that entered into force in May 2018, impose comprehensive data security requirements on the processing of personal data. The Protection of Privacy Regulations (Transfer of Data to Overseas Databases), 5761-2001, further impose certain conditions on cross-border transfers of personal data from databases in Israel. Certain violations of the PPL are considered a criminal and/or a civil offense and could expose the violating entity to criminal, administrative, and financial sanctions, as well as to civil actions. Additionally, the Israel Privacy Protection Authority, or the Privacy Protection Authority, may issue a public statement that an entity violated the PPL, and such a determination could potentially be used against such entity in civil litigation. The Israeli Ministry of Justice has introduced amendments to the PPL designed, among other things, to enhance the Privacy Protection Authority’s investigative and enforcement powers (including powers to impose fines) and to broaden data subject rights

Further, should we begin trials in or otherwise have operations in or collect data from individuals un the European Economic Area, we will be subject to stringent European data protection rules. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the General Data Protection Regulation 2016/679 (GDPR), which became effective on May 25, 2018 and the United Kingdom General Data Protection Regulation, as tailored by the Data Protection Act 2018 (“UK GDPR”). The GDPR and UK GDPR are wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR/UK GDPR also impose strict rules on the transfer of personal data to countries outside the European Economic Area and the United Kingdom, respectively, including to the United States, and permit data protection authorities to impose large penalties for violations, including potential fines of up to €20 million or 4% of annual global revenues under the EU GDPR and up to £17.5 million or 4% of worldwide revenue for violations of the UK GDPR, whichever is greater. The GDPR/UK GDPR also confer a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR/UK GDPR. In addition, the GDPR/UK GDPR include restrictions on cross-border data transfers. Compliance with the GDPR/UK GDOR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European and United Kingdom activities.

Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, former President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to legislation amendments to the statute, including the BBA, will stay in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions are suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Then, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. Proposed legislation, if passed, would extend this suspension until the end of the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Manufacturing

We intend to establish and maintain fully-equipped cGMP-certified Cell-Processing Centers in strategic locations to conduct NurOwn® production and distribution over the broadest geographic area. Each Cell-Processing Center would receive an initial bone marrow sample of the patient, harvested at a medical center. The patient’s MSC cells would be isolated expanded and cryopreserved in order to produce doses of NurOwn®. Each individual patient MSCs would be cryopreserved and maintained for production of NurOwn® doses on a long-term basis for future treatments. These doses would be produced as needed and transported to the medical centers, where they would then be transplanted back into the patient.

We have already initiated activities to support commercial launch if our product is approved by regulatory authorities. These activities include scaling out production capacity, logistics and supply. In support of commercialization and to expand our cGMP capabilities we are engaged in several strategic partnerships. Our technology transfer to Catalent has already been completed and will allow for continuous supply of NurOwn® for future clinical trials and initial commercialization. Our partnership with RR&D, to help us establish in-house manufacturing capabilities, will accelerate once a regulatory pathway is clear. These partnerships will ensure an ongoing cGMP clinical supply of NurOwn® and enable us to provide rapid treatment access to patients if we obtain regulatory approval.

Competition

There are several clinical trials underway evaluating experimental treatments for ALS, of which only one is a cell-based trials being conducted by other commercial entities. Corestem, a Korean company has commercialized its NEURONATA-R® inj., an autologous bone marrow mesenchymal stem cell (BM-MSC) therapy for ALS in South Korea based on the results from a phase 2 Korean trial and although it has been reported that a phase 3 trial was authorized by the FDA, it is only being conducted in South Korea. There are 2 companies conducting Tregs trials, Coya and Rapa Therapeutics in Phase 2 and Phase 1/2, respectively. In August 2021, Cytokinetics announced the launch of a  Phase 3 study in ALS for Reldesemtiv.

Several experimental ALS therapies such as Masitinib (AB Science), NP-001 (Neuraltus, now Neuvivo), are selectively targeting neuroinflammation. AB Science stopped and resumed a Phase 3 trial for masitinib in ALS and is now conducting another add-on trial of masitinib with Riluzole in participants with mild forms of ALS. Neuraltus Pharma was developing NP001, is a small molecule that modulates macrophages to promote an anti-inflammatory state in order to reduce the rate of motoneuron loss. NP001 failed to demonstrate efficacy in a Phase 2 clinical trial. A post hoc analysis demonstrated a potential subgroup for which efficacy may be observed and the program is now being advanced by Neuvivo. Amylyx Pharmaceuticals is developing TURSO, a combination of two compounds, sodium phenylbutyrate and tauroursodeoxycholic acid, that are proposed to have a synergistic effect when administered together. Amylyx recently published data from its CENTAUR trial demonstrating a clinically meaningful benefit and a favorable safety profile for people living with ALS and possibly a survival advantage over 2 years compared to placebo. The TURSO NDA is currently under FDA review with a PDUFA date of June 29, 2022. The Healy platform trial is evaluating 5 ALS therapies: Zilucoplan; Pridopidine; Trehalose; Verdiperstat; and CNM-Au8.  The Zilucoplan arm was recently stopped after futility analysis and only the Trehalose arm is actively enrolling.  Therapies specifically targeting genetic mutations in a small subset of ALS patents, such as SOD1 and C9ORF72, are being evaluated using antisense oligonucleotide technology (Biogen, IONIS, and WAVE Therapeutics).

Currently, there are only two FDA-approved ALS therapies, Riluzole and Radicava, that have demonstrated modest improvements in survival and ALS function, respectively. Riluzole, approved by the FDA in 1995, extends the time to death or ventilation by several months; however, it has not been shown to improve the daily functioning of ALS patients. Radicava (Edaravone) is a free radical scavenger approved by FDA in May 2017 based on a single Phase 3 study carried out in Japan. In addition, Edaravone oral formulation has received a priority review from the FDA.

If our security measures are breached or unauthorized access to individually identifiable health information or other personally identifiable information is otherwise obtained, our reputation may be harmed, and we may incur significant liabilities.

Unauthorized access to, or security breaches of, our systems and databases could result in unauthorized access to data and information and loss, compromise or corruption of such data and information. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques.

In the event of a security breach, our company could suffer loss of business, severe reputational damage adversely affecting investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation and other liabilities. For example, the loss of preclinical study or clinical trial data from completed or future preclinical studies or clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

We have incurred and expect to incur significant expenses to prevent security breaches, including costs related to deploying additional personnel and protection technologies, training employees, and engaging third-party solution providers and consultants. Although we expend significant resources to create security protections that shield our customer data against potential theft and security breaches, such measures cannot provide absolute security. Moreover, as we outsource more of our information systems to vendors and rely more on cloud-based information systems, the related security risks will increase, and we will need to expend additional resources to protect our technology and information systems.

Despite our efforts, we remain at risk for security incidents, including, without limitation, breaches that may occur as a result of third-party action, or employee, vendor or contractor error or malfeasance and other causes. If, in the future, we experience a data breach or security incident, we would be likely to experience harm to our reputation, financial performance, and customer and vendor relationships, and the possibility of litigation or regulatory investigations or actions by state and federal governmental authorities and non-U.S. authorities. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants.

Human Capital

We currently have 43 employees, all of whom are full-time. None of our employees is represented by a labor union. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Item 1A.           RISK FACTORS

Summary of our Risks:

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in the section entitled “Risk Factors” in this Form 10-K. These risks include, among others:

*	We will need substantial additional funding to pursue our business objectives and continue our operations. If we are unable to raise capital when needed, we may be required to delay, limit, reduce or terminate our research or product development efforts or future commercialization efforts.
*	Our Company has a history of losses and we expect to incur losses for the foreseeable future.
*	The continuing effects of the novel coronavirus disease, COVID-19, including the emergence of new variants, could adversely impact our business, including our clinical trials and supply chain.
*	Our product development programs are based on novel technologies and are inherently risky. The field of stem cell therapy is relatively new and our development efforts may not yield an effective treatment of human diseases.
*	Our NurOwn® stem cell therapy may not demonstrate safety and efficacy sufficient to obtain regulatory approval, and may not receive regulatory approval. Our NurOwn® stem cell therapy, even if approved, may not be accepted in the marketplace; therefore, we may not be able to generate significant revenue, if any.
*	If serious or unexpected adverse side effects are identified during the development of our NurOwn® stem cell therapy, we may need to abandon or limit its development.
*	Our success will depend in part on establishing and maintaining effective strategic partnerships and collaborations, which may impose restrictions on our business and subject us to additional regulation.
*	We have never manufactured our NurOwn® stem cell therapy at commercial scale and there can be no assurance that it can be manufactured in compliance with regulations at a cost or in quantities necessary to make it commercially viable.
*	Part of our business. in the foreseeable future will be based on technology licensed from Ramot and if this license were to be terminated upon failure to make required royalty payments in the future, we would need to change our business strategy and we may be forced to cease our operations.
*	Technological and medical developments or improvements in conventional therapies could render the use of stem cells and our services and planned products obsolete.
*	We face substantial competition in developing cell therapies for ALS and other neurodegenerative diseases, which may result in others discovering, developing or commercializing products before or more successfully than we do.
*	It is uncertain to what extent the government, private health insurers and third-party payors will approve coverage or provide reimbursement for the therapies and products to which our services relate. Availability for such reimbursement may be further limited by an increasing uninsured population and reductions in Medicare and Medicaid funding in the United States.
*	We are exposed to fluctuations in currency exchange rates. The dollar cost of our operations in Israel will increase to the extent increases in the rate of inflation in Israel are not offset by a devaluation of the NIS in relation to the dollar, which would harm our results of operations.

Risks Related to the COVID-19 Pandemic

Continuing concerns resulting from the pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases, could have a material adverse impact on our business, financial condition and results of operations, including our preclinical studies and clinical trials.

Continuing concerns resulting from the pandemic caused by the novel strain of coronavirus, SARS-CoV 2 (COVID-19) disease, including the emergence of new variants, has currently impacted and may continue to adversely impact our business, including our preclinical studies and clinical trials. In December 2019, a novel strain of coronavirus, surfaced in Wuhan, China. Since then, COVID-19 has spread worldwide, significantly impacting the United States, Europe and Israel, where the Company conducts its operations, as well as its clinical trials for NurOwn®. In response to the spread of COVID-19 and to ensure safety of employees and continuity of business operations, we closed our offices, with our administrative employees continuing their work remotely and limited the number of staff in any given research and development laboratory. Our research and development laboratory in Israel and manufacturing sites in U.S. and in Israel remain open. The full extent to which the COVID 19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted at this time, including new information that may emerge concerning COVID 19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Our management team is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce.

We completed dosing of all participants in our Phase 3 ALS trial in July 2020, and we announced top-line data from this trial on November 17, 2020. Results from the trial showed that NurOwn® was generally well tolerated in the population of rapidly progressing ALS patients. While showing a numerical improvement in the treated group compared to placebo across the primary and key secondary efficacy endpoints, the trial did not reach statistically significant results. In an important, pre-specified subgroup with early disease based on ALS Functional Rating Score (“ALSFRS-R”) baseline score 35, NurOwn® demonstrated a clinically meaningful treatment response across the primary and key secondary endpoints and remained consistent with our pre-trial, data-derived assumption. In this subgroup, there were 34.6% responders who met the primary endpoint definition on NurOwn® and 15.6% on Placebo (p=0.288), and the average change from baseline to week 28 in ALSFRS-R total score was -1.77 on NurOwn ® and -3.78 on Placebo (p=0.198), an improvement of 2.01 ALSFRS-R points favoring NurOwn ®. When following the SAP to implement sensitivity to the primary endpoint, there is a slight change in the percentage of responders but no P value change. No new safety concerns were identified. Following the completion of our phase 3 ALS trial, we are diligently pursuing next steps, including active discussions with the FDA to identify regulatory pathways that may support NurOwn®’s approval in ALS. We are also in active dialog with the FDA around our Chemistry, Manufacturing and Controls (CMC) plans for registration, and completed a successful meeting in December 2020.

The U.S. Phase 2 PMS trial faced slight delays in enrollment due to the COVID-19 pandemic, but as of June 2020, all the trial sites were back on track to continue with the trial. On December 18, 2020, we announced the completion of all dosing in the study participants in the trial and positive top-line clinical trial results were announced on March 24,2021.

We recently announced a new clinical program focused on the development of NurOwn® as a treatment for AD. Following the recent approval of Aduhelm, we are reviewing scientific, regulatory and payer insights to determine the optimal path forward in AD.

Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

As of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications.

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

As a development stage pre-revenue company, we are in the early stages of executing our business plan. We had no operational revenues for the fiscal years ended December 31, 2019, December 31, 2020 or December 31, 2021. We are currently in the process of introducing the Company to strategic partners. In the upcoming three years, the Company will focus on completing its ongoing clinical trials and commercialization of NurOwn® for ALS, if approved. We are unable, at this time, to foresee when we will generate operational revenues from strategic partnerships. If NurOwn® is approved by the FDA for ALS, we hope to commercialize and start generating revenues shortly thereafter., We expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs and commercialization efforts. These losses are expected to have an adverse impact on our working capital, total assets and stockholders’ equity.

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

The therapeutic treatment development and regulatory approval process is expensive, uncertain and time-consuming. As part of the regulatory process, we are conducting clinical trials, for our NurOwn® stem cell therapy to demonstrate safety and efficacy in humans to meet the requirements of the FDA and regulatory authorities in other countries. We have completed our Phase 3 ALS trial and announced on February 2021 that the FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that FDA is seeking to support a BLA. We are in active consultation with principal investigators, ALS experts, expert statisticians, regulatory advisors, and ALS advocacy groups to assess potential pathways for approval of NurOwn® for ALS. If we fail to obtain regulatory approval for our NurOwn® stem cell therapy, we will be unable to market and sell it and we may never be profitable.

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

To this end, we are working with Catalent, a third party manufacturer for producing commercial quantities of NurOwn® to treat patients with  Neurodegenerative disease. We are also working with RR&D, to help us establish in-house manufacturing capabilities. Our current dependence on others for the manufacture of our drug candidates may adversely affect our ability to develop and deliver such drug candidates on a timely and competitive basis. Any performance failure on the part of a third-party manufacturer could delay clinical development, regulatory approval or, ultimately, sales of our NurOwn®. Our third-party manufacturers may encounter difficulties involving production yields, regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. Approval of our NurOwn® could be delayed, limited or denied if the FDA does not approve our or a third-party manufacturer’s processes or facilities.

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

In addition, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities. If we are not successful in establishing regulatory compliant, scaled manufacturing capabilities, our commercialization could be delayed, which would further delay the period when we would be able to generate revenues from the sale of such of our products.

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

report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
*	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
*	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
*	Many states in the United States have enacted laws that regulate the privacy and/or security of certain types of personal information. For example, in California the California Consumer Protection Act (CCPA), which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. After a delay, the CCPA became subject to enforcement as of July 1, 2020. Although clinical trial data and protected health information subject to HIPAA are currently exempt from CCPA, we may be subject to the CCPA with respect to other personal information regarding California residents. Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the "CDPA") and, on July 8, 2021, Colorado's governor signed the Colorado Privacy Act ("CPA"), into law. The CDPA and the CPA will both become effective January 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

●	On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
●	On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
●	On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
●	On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
●	On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
●	On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices.  Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs.  At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Numerous statutes and regulations govern human testing and the manufacture and sale of human therapeutic products in the United States and other countries where we intend to market our products. Such legislation and regulation bears upon, among other things, the approval of protocols and human testing, the approval of manufacturing facilities, testing procedures and controlled research, review and approval of manufacturing, preclinical and clinical data prior to marketing approval including adherence to cGMP during production and storage as well as regulation of marketing activities including advertising and labeling.

The completion of the clinical testing of our stem cell therapies and the obtaining of required approvals are expected to require the expenditure of substantial resources. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent regulatory approval and/or commercialization of our stem cell therapies, including the following:

●	The FDA or similar foreign regulatory authorities may find that our stem cell therapies are not sufficiently safe or effective or may find our processes or facilities unsatisfactory;
●	Officials at the Israeli MoH, the FDA or similar foreign regulatory authorities may interpret data from preclinical studies and clinical trials differently than we do;
●	Our clinical trials may produce negative or inconclusive results or may not meet the level of statistical significance required by the Israeli MoH, the FDA or other regulatory authorities, and we may decide, or regulators may require us, to conduct additional preclinical studies and/or clinical trials or to abandon one or more of our development programs;
●	The Israeli MoH, the FDA or similar foreign regulatory authorities may change their approval policies or adopt new regulations;
●	There may be delays or failure in obtaining approval of our clinical trial protocols from the Israeli MoH, the FDA or other regulatory authorities or obtaining institutional review board approvals or government approvals to conduct clinical trials at prospective sites;

●	We, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks or undesirable side effects; and
●	Enrollment in our clinical trials for our stem cell therapies may occur more slowly than we anticipate, or we may experience high drop-out rates of subjects in our clinical trials, resulting in significant delays.

Investors should be aware of the risks, problems, delays, expenses and difficulties which may be encountered by us in light of the extensive regulatory environment in which our business operates. In particular, our development costs will increase if we have material delays in our clinical trials, or if we are required to modify, suspend, terminate or repeat a clinical trial. If we are unable to conduct our clinical trials properly and on schedule, marketing approval may be delayed or denied by the Israeli MoH or the FDA. On February 22, 2021, we announced high-level FDA feedback on NurOwn(R) ALS Clinical Development Program. The FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that FDA is seeking to support a BLA. On March 2, 2021, the FDA issued a public statement that the data from the Phase 3 ALS study do not support the proposed clinical benefit of NurOwn(R) and that the FDA would continue to provide advice to us on our development program.

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

For certain commercial prescription biologic products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States.

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

Record Holders

As of March 21,  2022, there were approximately 30 holders of record of our Common Stock.

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

Item 6.           RESERVED

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

Results of Operations

For the period from inception (September 22, 2000) until December 31, 2021, we did not generate any revenues from operations. In addition, we incurred operating costs and expenses of approximately $24,457,000 during the year ended December 31, 2021.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the year ended December 31, 2021 were $15,235,000, a decrease of $7,094,000 compared to $22,329,000 for the year ended December 31, 2020.

This decrease is due to: (i) a decrease of $9,878,000 in connection with costs related to the Phase 3 and Phase 2 Clinical Trials and (ii) a decrease of $738,000 in connection with materials, patents, payroll and stock-based compensation expenses and other activities. This decrease was partially offset by (i) a decrease of $1,972,000 in participation of the Israel Innovation Authority (“IIA”), CIRM and under various awarded grants in 2021 and (ii) an increase of $1,550,000 for costs related to preclinical R&D activities, travel, consultants, depreciation, rent and other costs.  Excluding participation from IIA and other grants and proceeds received under the hospital exemption regulatory pathway, research and development expenses decreased by $8,724,000 from $24,608,000 in 2020 to $15,884,000 in 2021.

General and Administrative

General and administrative expenses for the years ended December 31, 2021 and 2020 were $9,304,000 and $9,355,000, respectively. The decrease of $51,000 in general and administrative expenses is mainly due to: (i) a decrease of $437,000 in payroll and stock-based compensation expenses; (ii) a decrease of $331,000 in the travel costs, costs of our stock costs, consultants, costs of our investor relations and public relations activities. This decrease was partially offset by an increase of $717,000 in our rent and various other expenses.

Financial Expenses

Financial income for the year ended December 31, 2021 was $82,000 as compared to financial expense of $127,000 for the year ended December 31, 2020 due to interest earned on our cash, cash equivalents and short-term deposits.

Net Loss

Net loss for the year ended December 31, 2021 was $24,457,000, as compared to a net loss of $31,811,000 for the year ended December 31, 2020. Net loss per share for the year ended December 31, 2021 and December 31, 2020 was $0.68 and $1.07, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the year ended December 31, 2021 was 36,181,753 compared to 29,848,217 for the year ended December 31, 2020.

The increase in the weighted average number of shares of Common Stock used in computing basic loss per share for the year ended December 31, 2021 was due to: (i) the issuance of shares to employees and directors, (ii) issuance and sale of shares of Common Stock pursuant to the Distribution Agreement and (iii) the exercise of options.

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

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales of Common Stock via its August 9, 2021 ATM program and other funding transactions. While the Company has been successful in raising financing recently and in the past, there can be no assurance that it will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all.

Continuing concerns resulting from the COVID-19 pandemic, including the emergence of new variants, may continue to adversely disrupt the Company's operations, including the ability to complete the ongoing clinical trials and may have other adverse effects on Company's business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on Company's business, operations and ability to raise capital.

Management expects that the Company will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. The Company has recently completed its Phase 3 ALS clinical trial. The Company currently has sufficient cash to complete its ongoing activities. Over the longer term, if the Company is granted a BLA approval, additional capital raise will be needed in connection with strategic partnerships and to commercialize NurOwn® for ALS, and to conduct additional trials for other indications. If the Company is not able to raise additional capital for these purposes, management may need to slow the pace of commercialization or the Company may not be able to continue to function as a going concern. The Company's consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via the ATM programs and through various grants. At December 31, 2021 cash, cash equivalents and short-term bank deposits amounted to $22,094,000.

Net cash used in operating activities for the year ended December 31, 2021 was $26,265,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash provided by investing activities for the year ended December 31, 2021 was $323,000 representing primarily a net decrease in short-term deposits and purchase of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2021 was $ 6,969,000 from the exercises of options during the year, sales of common stock under ring and sales of common stock under the September 25, 2020 ATM programs.

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the "New Distribution Agreement") with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the "August 9, 2021, ATM"). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an "at the market" offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. During the quarter ended December 31, 2021, the Company did not sell any shares of its Common Stock pursuant to the August 9, 2021, ATM.

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

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the year ended December 31, 2021, the Company did not sell any shares of its Common Stock pursuant to the August 9, 2021, ATM.

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

Our material cash needs for the next 12 months, assuming we do not expand our clinical trials beyond our completed Phase 2 PMS trial in the United States, will include (i) costs of the clinical trial in the U.S. and Europe, (ii) employee salaries, (iii) payments for rent and operation of the GMP facilities and manufacturing of NurOwn®, and (iv) fees to our consultants and legal advisors, patents, and fees for facilities to be used in our research and development.

We believe our existing cash will be sufficient to fund our anticipated operating cash requirements for at least twelve months following the date of this filing. We currently have sufficient cash to execute on our operating activities. We expect that we will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. If we are granted a BLA approval, additional capital raise will be needed to commercialize NurOwn® for ALS, and to conduct additional trials that may be needed for other indications. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our product candidates along with cost to commercialize these product candidates.

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

The full extent to which continuing concerns resulting from the COVID 19 pandemic will directly or indirectly impact our business, results of operations, financial condition, liquidity and capital resources will depend on future developments that are highly uncertain and cannot be accurately predicted at this time, including new information that may emerge concerning COVID 19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Our management team is actively monitoring this situation and the possible effects on our financial condition and liquidity.

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

While our significant accounting policies are described in more detail in the notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

AS OF DECEMBER 31, 2021

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BRAINSTORM CELL THERAPEUTICS Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brainstorm Cell Therapeutics Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Stock-Based Compensation to Employees and Directors – Stock Options — Refer to Note 10 to the financial statements

Critical Audit Matter Description

The Company issues various types of equity awards, including stock options. During the year ended December 31, 2021, the Company issued stock options for 127,332 shares and recorded stock option related compensation expense of $0.8 million. The Company estimated the fair value of these stock options granted using the Black-Scholes option pricing model. The option pricing model required the Company to make a number of assumptions, of which the most significant are expected stock price volatility and the expected option term. Expected volatility was calculated based upon actual historical stock price movements over the period equal to the expected option term, which was calculated using the simplified method.

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

March 28, 2022

We have served as the Company's auditor since 2008.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	December 31,
	2021	2020

	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$18,856	$37,829
Short-term deposit (Note 9)	3,238	4,107
Other accounts receivable (Note 4)	86	304
Prepaid expenses and other current assets (Note 5)	1,100	1,002
Total current assets	$23,280	$43,242

Long-Term Assets:
Prepaid expenses and other long-term assets	$27	$26
Operating lease right of use asset (Note 6)	4,781	6,872
Property and Equipment, Net (Note 7)	1,189	1,119
Total Long-Term Assets	$5,997	$8,017

Total assets	$29,277	$51,259

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payables	$3,700	$5,417
Accrued expenses	83	1,261
Operating lease liability (Note 6)	1,461	2,655
Other accounts payables	1,073	1,900
Total current liabilities	$6,317	$11,233

Long-Term Liabilities:
Operating lease liability (Note 6)	3,618	4,562
Total long-term liabilities	$3,618	$4,562

Total liabilities	$9,935	$15,795

Stockholders’ Equity:
Stock capital: (Note 10)	12	12

Common Stock of $0.00005 par value - Authorized: 100,000,000 shares at December 31, 2021 and December 31, 2020 respectively; Issued and outstanding: 36,401,413 and 35,159,977 shares at December 31, 2021 and December 31, 2020 respectively.

Additional paid-in-capital	192,990	184,655
Treasury stocks	(116)	(116)
Accumulated deficit	(173,544)	(149,087)
Total stockholders’ equity	$19,342	$35,464

Total liabilities and stockholders’ equity	$29,277	$51,259

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands

(Except share data)

	Year ended
	December 31,
	2021	2020

	U.S. $ in thousands
Operating expenses:

Research and development, net (Note 11)	$15,235	$22,329
General and administrative	9,304	9,355

Operating loss	(24,539)	(31,684)

Financial expenses (income), net	(82)	127

Net loss	$(24,457)	$(31,811)

Basic and diluted net loss per share	$(0.68)	$(1.07)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	36,181,753	29,848,217

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number	Amount	capital	stocks	deficit	equity (deficit)
Balance as of January 1, 2020	23,174,228	$11	$105,042	—	$(117,276)	$(12,223)

Stock-based compensation related to stock and options granted to directors and employees	227,244	*	2,560	—	—	2,560
Issuance of shares and warrants in Registered Direct Offering (Note 10)	1,250,000	*	9,957	—	—	9,957
Treasury stocks	(25,000)	*	—	(116)	—	(116)
Issuance of shares in at-the-market (ATM) offering (Note 10)	9,609,859	1	60,728	—	—	60,729
Exercise of options	23,646	*	68	—	—	68
Exercise of warrants	900,000	*	6,300	—	—	6,300
Net loss	—	—	—	—	(31,811)	(31,811)

Balance as of December 31, 2020	35,159,977	12	184,655	(116)	(149,087)	35,464

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number	Amount	capital	stocks	deficit	equity
Balance as of January 1, 2021	35,159,977	$12	$184,655	(116)	$(149,087)	$35,464

Stock-based compensation related to stock and options granted to directors and employees	82,852	*	1,366	—	—	1,366
Issuance of shares in at-the-market (ATM) offering (Note 10)	1,156,897	*	6,964	—	—	6,964
Exercise of options	1,687	*	5	—	—	5
Net loss	—	—	—	—	(24,457)	(24,457)

Balance as of December 31, 2021	36,401,413	12	192,990	(116)	(173,544)	19,342

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	December 31,
	2021	2020

	U.S. $ in thousands
Cash flows from operating activities:

Net loss	$(24,457)	$(31,811)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	260	219
Stock-based compensation related to options granted to employees and directors	1,366	2,560
Change in operating lease liability	(47)	161
Decrease in other accounts receivable and prepaid expenses	335	1,491
Decrease in accounts payables	(1,717)	(9,260)
Increase (decrease) in other accounts payable and accrued expenses	(2,005)	1,447
Total net cash used in operating activities	$(26,265)	$(35,193)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended
	December 31,
	2021	2020

	U.S. $ in thousands
Cash flows from investing activities:

Purchase of property and equipment	(330)	(378)
Proceeds from (Investment in) short-term deposit	653	(4,074)
Total net cash provided by (used in) investing activities	$323	$(4,452)

Cash flows from financing activities:
Proceeds from exercise of options	5	68
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 10)	6,964	60,729
Proceeds from issuance of shares and warrants in Registered Direct Offering (Note 10)	—	9,957
Purchase of treasury stock	—	(116)
Proceeds from exercise of warrants	—	6,300
Total net cash provided by financing activities	$6,969	$76,938

Increase (decrease) in cash and cash equivalents	(18,973)	37,293

Cash and cash equivalents at the beginning of the period	$37,829	$536

Cash and cash equivalents at end of the period	$18,856	$37,829

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 1    -    GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all of the research and development activities of the Company. BCT formed wholly-owned subsidiaries Brainstorm Cell Therapeutics UK Ltd., in the United Kingdom on February 19, 2013 (currently inactive), Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019.

The Common Stock is publicly traded on the Nasdaq Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. ("Ramot"), (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amytrophic Lateral Scelorosis (ALS, also known as Lou Gherig Disease), Progressive Multiple Sclerosis (PMS) and Parkinson’s disease. The Company developed a proprietary process, called NurOwn®, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.
C.	Since its inception, the Company has devoted substantially all of its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the near-term. As of December 31, 2021, the Company had an accumulated deficit of approximately $174 million. The extent of the Company's future operating losses and the timing of becoming profitable are uncertain.

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

The Company believes its existing cash will be sufficient to fund its anticipated operating cash requirements for at least twelve months following the date of this filing. The Company currently has sufficient cash to execute on its ongoing operating activities. Management expects that the Company will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. If the Company is granted a BLA approval, additional capital raise will be needed to commercialize NurOwn® for ALS, and to conduct additional trials that may be needed for other indications. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for its product candidates along with cost to commercialize these product candidates.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 1    -    GENERAL (Cont.)

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a global pandemic. Since then, the impact of the COVID-19 pandemic continues to evolve as well as the global responses to curb its spread and to treat its impact, which have caused disruption to certain business sectors globally, resulting in economic and other difficulties in many regions worldwide, including supply chain shortages, absence of workforce due to infected and/or quarantined employees and service providers, as well as extended lead times for ordered equipment and supplies. To date, the COVID-19 pandemic has not had a material adverse effect on the Company's financial position or its financial stability.

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2021 and December 31, 2020, since all such securities have an anti-dilutive effect.

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

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of December 31, 2021, the company didn’t record any commitments and contingencies.

Q.	Recent Accounting Standards Updates Not Yet Effective:

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016 -13, “Financial Instruments—Credit Losses,” requiring measurement and recognition of expected credit losses on certain types of financial instruments. The guidance will be effective for the Company beginning January 1, 2023, and interim periods therein. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2016-13 will have on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This standard is effective for the Company from January 1, 2021 and must be applied on a modified retrospective basis. The adoption of the standard did not have a material impact on the Company's financial statements and disclosures.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 2    -    SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Q.	Recent Accounting Standards Updates Not Yet Effective (Cont.):

In November 2021, the FASB issued ASU No. 2021- 10, Government Assistance (Topic 832). This ASU requires business entities to disclose information about government assistance they receive if the transactions were accounted for  by  analogy  to  either  a  grant  or  a  contribution  accounting  model.  The disclosure requirements include the nature of the transaction and the related accounting policy used, the line items on the balance sheets and statements of operations that are affected and the amounts applicable to each financial statement line item and the significant terms and conditions of the transactions. The ASU is effective for annual periods beginning after December 15, 2021. The disclosure requirements can be applied either retrospectively or prospectively to all transactions in the scope of the amendments that are reflected in the financial statements at the date of initial application and new transactions that are entered into after the date of initial application. The Company already adopted ASU No. 2021- 10, in its financial statements.

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

Capitalized terms set forth above which are not defined shall have the meanings attributed to them under the License Agreement.

NOTE 4    -    OTHER ACCOUNTS RECEIVABLE

Composition:

	December 31
	2021	2020

	U.S. $ in thousands
Grants receivable from IIA	—	220
Government institutions and other	86	84
	86	304

NOTE 5    -    PREPAID EXPENSES

As of December 31, 2021 and 2020, prepaid expenses include directors’ insurance of $1,086 and $984, respectively.

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

As of December 31, 2021, the Company’s ROU assets and lease liabilities for operating leases totaled $4,781 and $5,079, respectively. The impact of adopting the new lease standard was not material to the Company’s condensed consolidated statement of operations for the periods presented.

As of December 31, 2021, and 2020, total right-of-use assets was approximately $4,781 and $6,872 and the operating lease liabilities for remaining long term lease was approximately $5,079 and $7,217, respectively. In the year ended December 31, 2021 and 2020, the Company recognized approximately $2,767 and $1,423, respectively in total lease costs for the leases. Variable lease costs for the year ended December 31, 2021 were immaterial.

Supplemental cash flow information related to operating leases was as follows:

Twelve Months
Ended
December 31,
2021
Cash payments for operating leases	2,767

As of December 31, 2021, the Company’s operating leases had a weighted average remaining lease term of 3.62 years and a weighted average discount rate of 6.74%. Future lease payments under operating leases as of December 31, 2021 were as follows:

Operating
Leases
2022	1,459
2023	1,014
2024	1,446
2025	1,334
Total future lease payments	5,253
Less imputed interest	(174)
Total lease liability balance	5,079

The future leases payments table does not include leases effective after the balance sheet date. For a renewed lease effective from January 2022, refer to Note 8C.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 7    -    PROPERTY AND EQUIPMENT

Composition:

	December 31
	2021	2020

	U.S. $ in thousands
Cost:
Office furniture and equipment	75	75
Computer software and electronic equipment	240	237
Laboratory equipment	2,273	1,949
Leasehold improvements	814	811
	3,402	3,072
Accumulated depreciation:
Office furniture and equipment	43	38
Computer software and electronic equipment	223	210
Laboratory equipment	1,192	964
Leasehold improvements	755	741
	2,213	1,953
Depreciated cost	1,189	1,119

Depreciation expenses for the years ended December 31, 2021 and December 31, 2020 were $260 and $219, respectively.

NOTE 8    -    COMMITMENTS AND CONTINGENCIES

A.	Commitments to pay royalties to the IIA:

BCT obtained from the Chief Scientist of the Israel Innovation Authority (“IIA”) grants for participation in research and development for the years 2007 through 2020, and, in return, BCT is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of Libor per annum. Through the year ended December 31, 2021, there were no grants obtained.

B.

In addition to the royalties which the Company is required to pay to Ramot on its Commercialization of the Licensed Product as described in Note 3 hereof, the Company has other financial obligations under the License Agreement, including without limitation, certain research funding commitments as well as a commitment to reimburse Ramot for all of its documented Licensed Product patent-related expenses. Pursuant to the License Agreement, in the event the Company elects not to reimburse Ramot for any specific patent expenses, the Company’s corresponding Commercialization rights will be terminated by Ramot. By way of example, if the Company elects, in its sole discretion, not to reimburse Ramot’s patent expenses which are incurred in a particular jurisdiction, the Company’s right to Commercialize the Licensed Product in the same jurisdiction may be terminated by Ramot. As of December 31, 2021, there are no outstanding obligations owed to Ramot in connection with the above.

C.

During November 2021, BCT entered into a new lease agreement, which replaces the existing agreement valid until December 31, 2021, in 12 Basel Street, Petach Tikva, Israel. The rental area is approximately 1000 square meters of office and laboratory space, including an animal research facility. The new lease agreement commencement date is January 1, 2022 and is 60 months long with an extension option for an additional 60 months. The monthly lease payments under this lease agreement will be $18. As a result, the Company will recognize a new ROU asset from January 2022 in the amount of $1,576.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 9    -    SHORT TERM DEPOSITS

Short term investments on December 31, 2021 and December 31, 2020 include bank deposits bearing annual interest rates varying from 0.05% to 1.66%, with maturities of up to 2 years as of December 31, 2021 and 2020.

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

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10   -    STOCK CAPITAL (Cont.)

Private placements and public offerings (Cont.):

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

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10   -    STOCK CAPITAL (Cont.)

Private placements and public offerings (Cont.):

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

Warrants:

The following table sets forth the number, exercise price and expiration date of Company warrants outstanding as of December 31, 2021:

	Outstanding
	As Of
	December 31,	Exercise	Exercisable
Issuance Date	2021	price	Through
Aug 2007‑ Jan 2011	2,016,666	3 - 4.35	Nov‑2022
March - 2020	250,000	15	March‑2023
Total	2,266,666

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10   -    STOCK CAPITAL (Cont.)

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

On September 25, 2020, the Company entered into an Amended and Restated Distribution Agreement (the “Distribution Agreement”) with SVB Leerink LLC (“Leerink”) and Raymond James & Associates (together with Leerink, the “Agents”) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $45,000,000, which aggregate amount includes amount unsold pursuant to the March 6, 2020, ATM (the “September 25, 2020, ATM”). Sales under the September 25, 2020, ATM are to be made by any method permitted by law that is deemed to be an "at the market" offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. The Distribution Agreement amends and restates in its entirety the Company's prior agreement with Raymond James entered into on March 6, 2020 (the "March 6, 2020, ATM"). The Company previously sold 2,446,641 shares of Common Stock for gross proceeds of approximately $23.11 million of Common Stock under the March 6, 2020, ATM. During the quarter ended September 30, 2021, the Company did not sell any additional shares of its Common Stock pursuant to the September 25, 2020, ATM. Since inception and as of September 30, 2021, the Company has sold 4,721,282 shares of Common Stock for gross proceeds of approximately $29.1 million under the September 25, 2020, ATM.

The Company has no obligation under the September 25, 2020, ATM to sell any shares and may at any time suspend sales or terminate the September 25, 2020, ATM in accordance with its terms. Subject to the terms and conditions of the Distribution Agreement, the Agents will use their commercially reasonable efforts to sell on the Company's behalf, from time to time consistent with its normal sales and trading practices, such Shares based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company has provided the Agents with customary indemnification rights, and the Agents will be entitled to a fixed commission of 3.0% of the aggregate gross proceeds from the Shares sold. The Distribution Agreement contains customary representations and warranties, and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. Shares sold under the ATMs are issued pursuant to the Company's existing Shelf Registration Statement, and the Prospectus Supplement to the Registration Statements filed June 11, 2019, March 6, 2020, and September 25, 2020, respectively.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10   -    STOCK CAPITAL (Cont.)

At-the-market (ATM) Offering (Cont.):

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the "New Distribution Agreement") with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the "August 9, 2021, ATM"). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the quarter ended December 31, 2021, the Company did not sell any shares of its Common Stock pursuant to the August 9, 2021, ATM.

Registered Direct Offering:

On March 6, 2020, the Company entered into and closed a $10.0 million registered direct offering of 1,250,000 shares of common stock at a per share purchase price equal to $8.00.  The purchaser also received a three-year warrant to purchase up to 250,000 shares of Common Stock at any exercise price of $15.00 per share.

Capital Raised Since Inception:

Since its inception the Company and as of December 31, 2021, the Company has raised approximately $151,000 gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

Stock Plans:

During the fiscal year ended December 31, 2021, the Company had outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

The 2014 Plans have a shared pool of 5,600,000 shares of Common Stock available for issuance. As of December 31, 2021, 3,199,129 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10   -    STOCK CAPITAL (Cont.)

Stock-based compensation to employees and directors:

Stock Options:

Under the 2014 Plans, the Company may award stock options to certain employees, officers, directors, and service providers. The stock options vest in accordance with such conditions and restrictions determined by the GNC Committee. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified period. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. The Company granted stock options to purchase 127,332 and 590,866 shares in 2021 and 2020, respectively.

The fair value of the options is estimated at the date of grant using Black-Scholes options pricing model with the following assumptions used in the calculation:

	Year ended December 31,
	2021	2020
Expected volatility	81%	57-66%
Risk-free interest	1.26%	0.31-0.57%
Dividend yield	0%	0%
Expected life of up to (years)	5.04-5.15	5.04-7.0
Fair Value	$2.336-$3.075	$3.951-$9.183

A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

	For the year ended December 31
	2021			2020
		Weighted			Weighted
	Amount	average	Aggregate	Amount	average	Aggregate
	of	exercise	intrinsic	of	exercise	intrinsic
	options*	price	value	options*	price	value
		$	$		$	$
Outstanding at beginning of period	1,754,894	4.8869		1,293,007	3.0142
Granted	127,332	0.7500		590,866	8.7411
Exercised	(1,687)	2.700		(23,646)	2.8692
Forfeited	(570,122)	5.6083		(105,333)	3.9731
Outstanding at end of period	1,310,417	4.1734	—	1,754,894	4.8869	2,344,107
Vested at end of period	995,359	2.8598	1,134,867	998,527	2.3859	2,186,920

*	Represents Employee Stock Options only (not including RSUs)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company's shares on December 31, 2021, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10   -    STOCK CAPITAL (Cont.)

Stock-based compensation to employees and directors: (Cont.)

As of December 31, 2021, there was $1,278 of total unrecognized compensation cost related to non-vested options under the Plan.  The cost is expected to be recognized over a weighted average period of 1.71 years. Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the year ended December 31, 2021 and 2020 amounted to $825 and $1,293, respectively.

The options outstanding as of December 31, 2021 and December 31, 2020, have been separated into exercise prices, as follows:

			Weighted average
			remaining
			contractual		Options
Exercise	Options outstanding		Life - Years		exercisable as of
price	As of December 31,		As of December 31,		As of December 31,
	$2021	2020	2021	2020	2021	2020
0.75	438,831	311,499	6.96	6.73	383,498	294,832
2.25	24,000	43,222	0.94	1.29	24,000	43,222
2.45	369,619	369,619	3.75	4.75	369,619	369,619
2.70	56,667	58,354	2.25	3.16	56,667	58,354
3.90	10,000	10,000	1.59	2.59	10,000	10,000
7.33	80,000	80,000	8.19	9.19	20,000	—
7.67	100,000	100,000	8.42	9.81	68,750	—
9.51	151,300	162,200	8.81	9.81	37,825	—
14.95	80,000	80,000	9.75	9.75	25,000	—
	1,310,417	1,754,894	6.21	6.97	995,359	998,527

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

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10   -    STOCK CAPITAL (Cont.)

Stock-based compensation to employees and directors: (Cont.)

Restricted Stock:(Cont.)

			Weighted
			Average
	Number of	Weighted	Remaining
	Restricted	Average Grant	Contractual
	Stock	Date Fair Value	Term (Years)
Nonvested as of December 31, 2019	201,385	4.00	1.95

Granted	227,410	9.07
Vested	140,714	5.09
Nonvested as of December 31, 2020	288,081	7.71	1.10

Granted	168,460	3.41
Vested	148,945	5.66
Forfeited	35,000	13.02
Nonvested as of December 31, 2021	272,596	5.49	1.23

The total compensation expense recorded by the Company in respect of its restricted stock awards to certain employees, officers, directors, and service providers for the year ended December 31, 2021 and 2020 amounted to $541 and $1,267, respectively.

As of December 31, 2021, there was $810 of total unrecognized compensation cost related to non-vested restricted stock under the Plan.  The cost is expected to be recognized over a weighted average period of 1.52 years.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10    -    STOCK CAPITAL (Cont.)

Share-based compensation to employees, directors and service providers:

Total Stock-Based Compensation Expense:

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	December 31
	2021	2020

	U.S. $ in thousands
Research and development	407	1,173
General and administrative	959	1,387
Total stock-based compensation expense	1,366	2,560

Treasury Stock

The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholding upon vesting of restricted stock awards in connection with the Company’s incentive plans. The Company’s repurchases of common stock are recorded at the stock price on the vesting date of the common stock. The Company repurchased 25,000 shares of its common stock for $116 thousands for the year ended December 31, 2021.

NOTE 11   -   RESEARCH AND DEVELOPMENT, NET

Composition:

	Year ended
	December 31
	2021	2020

	U.S. $ in thousands
Research and development	15,940	25,808
Less : Participation by CIRM	—	(1,162)
Less: Participation by Israeli Hospital Exemption regulatory pathway	—	(900)
Less : Participation by the Israel Innovation Authorities	(141)	(1,143)
Less: Participation by other grants	(564)	(274)
	15,235	22,329

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 12   -   TAXES ON INCOME

A.	Tax rates applicable to the income of the Israeli subsidiary:

BCT is taxed according to Israeli tax laws.

The Israeli corporate tax rate from the year 2018 and onwards is 23%.

B.	Tax rates applicable to the income of the US company:

BrainStorm Cell Therapeutics Inc. is taxed according to U.S. tax laws.

The U.S. corporate tax rate from the year 2018 and onwards is 21%.

The Company is subject to state tax of 13%.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 12   -   TAXES ON INCOME (Cont.)

C.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31
	2021	2020

	U.S. $ in thousands
Operating loss carryforward	126,800	99,818

Net deferred tax asset before valuation allowance	33,641	26,664
Valuation allowance	(33,641)	(26,664)
Net deferred tax asset	—	—

As of December 31, 2021, the Company has provided a full valuation allowance of $33,641 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

D.	Available carryforward tax losses:

As of December 31, 2021, the Company has an accumulated tax loss carryforward of approximately $126,800. Carryforward tax losses in Israel are of unlimited duration. Under the Tax Cut and Jobs Act of 2017, or the Tax Act (subject to modifications under the Coronavirus Aid, Relief, and Economic Security Act), federal net operating losses (NOL) incurred in taxable years ending after December 31, 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

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

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 12   -   TAXES ON INCOME (Cont.)

E.	Loss from continuing operations, before taxes on income, consists of the following:

	Year ended
	December 31
	2021	2020

	U.S. $ in thousands
United States	(8,357)	(8,578)
Israel	(16,100)	(23,233)
	(24,457)	(31,811)

F.	Due to the Company’s cumulative losses, the effect of ASC 740 as codified from ASC 740-10 is not material.

NOTE 13   -   TRANSACTIONS WITH RELATED PARTIES

Other than transactions and balances related to cash and share based compensation to officers and directors, the Company did not have any transactions and balances with related parties and executive officers during 2021 and 2020.

NOTE 14   -    SUBSEQUENT EVENTS

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

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.        CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2021 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework).

Based on our assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        OTHER INFORMATION.

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

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

Name	Age	Position
Chaim Lebovits	51	Chief Executive Officer
Ralph Kern, MD, MHSc	64	President and Chief Medical Officer
David Setboun, PharmD, MBA	47	EVP, Chief Operating Officer
Alla Patlis, CPA, MBA	35	Interim Chief Financial Officer and Controller
Uri Yablonka	45	EVP, Chief Business Officer, Secretary and Director
Stacy Lindborg, PhD	51	EVP, Chief Development Officer
Prof. Jacob Frenkel, PhD, MA	79	Chairperson and Director
Irit Arbel, PhD	62	Director
June S. Almenoff, MD, PhD	65	Director
Anthony Polverino, PhD	59	Director
Malcolm Taub	76	Director
Dr. Menghisteab Bairu	61	Director

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

Dr. David Setboun joined the Company on April 7, 2020 at Executive Vice President, Chief Operating Officer. Most recently, Dr. Setboun served as VP Corporate Development, Strategy & Business at Life Biosciences from July 2018 to April 2020. From June 2015 to June 2018, he served as President of Biogen (France) where he launched Biogen’s rare disease franchise. Prior to his tenure at Biogen, Dr. Setboun, served as President of AstraZeneca (Portugal) from 2012 to 2015. Prior to this role, Dr. Setboun led the European Sales & Marketing function as AstraZeneca’s VP of Europe from 2002 to 2009. Dr. Setboun directed national and international teams and projects for Eli Lilly & Company in France and the US. Dr. Setboun received his Pharmaceutical Doctorate (Pharm.D.) from University Paris XI in 1997 and his MBA from H.E.C Paris in 2001.

Ms. Alla Patlis joined the Company in December 2012 as Controller. From May 2015 to July 2015, November 2016 to November 2017, July 2019 to September 2019 and September 2021 to present, the Company appointed Ms. Patlis as its Interim Chief Financial Officer during the search for a new Chief Financial Officer, and she currently serves in that capacity. Prior to joining the Company, from 2010 to December 2012, Ms. Patlis was Audit Senior of technology, media and telecommunications industries at Brightman Almagor Zohar & Co. (Certified Public Accountants, A Member of Deloitte Touche Tohmatsu Limited). Ms. Patlis holds an MBA and a Bachelor’s degree in Accounting & Economics from Tel Aviv University.

Uri Yablonka joined the Company on June 6, 2014 as Chief Operating Officer and as a member of the Board. On March 6, 2017 he was appointed Executive Vice President, Chief Business Officer and ceased to serve as the Company’s Chief Operating Officer. Prior to joining the Company, beginning in 2010, Mr. Yablonka served as owner and General Manager of Uri Yablonka Ltd., a business consulting firm. From January 2011 to May 2014, he served as Vice President, Business Development at ACC International Holdings Ltd. (“ACC International”), an affiliate of ACCBT Corp. Prior to his role in ACC International, Mr. Yablonka served as Senior Partner of PM-PR Media Consulting Ltd. from 2008 to January 2011, where he led public relations and strategy consulting for a wide range of governmental and private organizations.  From 2002 to 2008, he served as a correspondent at the Maariv Daily News Paper, including extensive service as a Diplomatic Correspondent.  We believe that Mr. Yablonka’s skills and experience provide the variety and depth of knowledge, judgment and vision necessary for the effective oversight of the Company.  His experience in business consulting and development and media experience are expected to be valuable to the Company in its current stage of growth and beyond, and his governmental experience can provide valuable insight into issues faced by companies in regulated industries such as ours. We believe that these skills and experiences qualify Mr. Yablonka to serve as a director and secretary of the Company.

Dr. Stacy Lindborg joined the Company on June 1, 2020 and serves as Executive Vice President and Chief Development Officer. She currently serves on the board of directors of Celsion Corporation, a publicly-traded clinical stage biotechnology company. Dr. Lindborg previously served at Biogen Inc. from 2012 to 2020, where she was most recently Vice President, Analytics and Data Science. She also served on the R&D governance team during a time of significant growth for Biogen, and was active in guiding the firm's long-term vision for growth through analytics and by stimulating innovative development platforms to increase productivity. Prior to her role at Biogen, Dr. Lindborg worked at Eli Lilly & Company, where she held positions of increasing responsibility. In her role as the Head of R&D strategy, she was responsible for characterizing the productivity of the portfolio and driving key R&D strategy projects including the annual R&D Long-Range Plan. Additionally, she was Leader of Zyprexa Product Management in which she was responsible for R&D, Commercial and Manufacturing plans. Dr. Lindborg holds a Ph.D. in statistics from Baylor University.

Dr. Jacob Frenkel joined the Company in March 2020 as a director and Chairperson. Dr. Frenkel serves Chairman of the Board of Trustees of the Group of Thirty, which is a private, nonprofit, Consultative Group on International Economic and Monetary Affairs. Dr. Frenkel served as Chairman of JPMorgan Chase International from 2009 to 2020 and is currently serving as a Senior Advisor to JPMorgan Chase. From 2001 to 2011, he served as Chairman and CEO of the G-30, from 2004 to 2009 as Vice Chairman of American International Group, Inc., and from 2000 to 2004 as Chairman of Merrill Lynch International. Between 1991 and 2000 he served two terms as the Governor of the Bank of Israel. Dr. Frenkel serves as Chairman of the Board of Governors of Tel Aviv University, where he is also Chairman of the Frenkel-Zuckerman Institute for Global Economics. He holds a B.A. in economics and political science from the Hebrew University of Jerusalem, and an M.A. and Ph.D. in economics from the University of Chicago. We believe Dr. Frenkel possesses specific attributes that qualify her to serve on our Board, including his valuable leadership skills and his deep knowledge of the financial industry.

Dr. Irit Arbel, one of the Company's co-founders, joined the Company in May 2004 as a director and served as President of the Company for six months. Currently, Dr. Arbel is the Vice-Chairperson of the Board and the Chair of the Governance, Nominating and Compensation Committee. Dr. Arbel serves as director of Curatio DL, a biotechnology company developing cancer management solutions, since January 2021. She previously served as CEO of Neurochords, a biotechnology firm developing graphene-based scaffold for nerve reconstruction in acute spinal cord and peripheral nerve injury, from August 2018 to 2020. Prior to Neurochords, Dr. Arbel served as Executive Vice President, Research and Development at Savicell Diagnostic Ltd from July 2012 until August 2018. From 2009 through 2011, Dr. Arbel served as Chairperson of Real Aesthetics Ltd., a company specializing in cellulite ultrasound treatment, and BRH Medical, developer of medical devices for wound healing. She was also Director of M&A at RFB Investment House, a private investment firm focusing on early stage technology related companies. Previously, Dr. Arbel was President and Chief Executive Officer of Pluristem Life Systems, a biotechnology company, and prior to that, Israeli Sales Manager of Merck, Sharp & Dohme, a pharmaceutical company. Dr. Arbel earned her Post Doctorate degree in 1997 in Neurobiology, after performing research in the area of Multiple Sclerosis. Dr. Arbel also holds a Chemical Engineering degree from the Technion, Israel's Institute of Technology. We believe Dr. Arbel possesses specific attributes that qualify her to serve on our Board including Dr. Arbel’s extensive experience in the biotechnology field and significant leadership skills as a chief executive officer. Dr. Arbel previously served as our President, which service has given her a deep knowledge of the Company and its business and directly relevant management experience.

Dr. Menghisteab Bairu joined the Company in October 2021 as a director.  Since December 2016, Dr. Bairu has served as the founder, chairman and Chief Executive Officer of Proxenia Venture Partners, which focuses on companies in late preclinical and early-stage clinical development in biotechnology. Dr. Bairu has also served as Chairman and Chief Executive Officer of Bairex, an international medical education and market research organization focused on Africa and the Middle East since December 2018. Dr. Bairu also served as Executive Chairman of Treos Bio Limited from 2016 to 2019, a start-up company that uses computational biology to develop precision cancer immunotherapies tailored to patients' genetics. In addition, he is Founder and Chairman Emeritus of Serenus Biotherapeutics, Inc., an emerging market focused specialty biopharmaceutical company, and has served on its board since 2013. Dr. Bairu received his M.D. from Università degli Studi di Milano and currently serves as Adjunct Professor at the University of California, San Francisco School of Medicine, where he lectures on global clinical trials’ design, development, and conduct. We believe that Dr. Bairu possesses specific attributes that qualify him to serve on our Board including his valuable leadership skills and his deep knowledge of pharmaceutical product development.

Dr. Anthony Polverino joined the Company on February 5, 2018 as a director. Dr. Polverino was an Executive Vice President Early Development and Chief Scientific Officer of Zymeworks Inc., from September of 2018 to January 2022, and where he was responsible for establishing the vision, strategy, and general management of the organization and overseeing the advancement of products from discovery research through translational research/early development to create a seamless link to clinical development. Prior to Zymeworks, Dr. Polverino was the interim chief scientific officer of Kite (now a wholly-owned subsidiary of Gilead Sciences), which he joined in 2015, and where he was responsible for establishing Kite's strategic non-clinical R&D roadmap to support its current and future portfolio. Prior to this, he was the Vice President of research at Kite, where his responsibilities included corporate goal setting, budget allocation, scientific and investor interactions, business development in-licensing and partnership deals. Dr. Polverino spent 20 years in positions of increasing responsibilities at Amgen, Inc., most recently as executive director of its Therapeutic Innovation Unit, where he managed research programs in oncology, metabolic disease, inflammatory disease and schizophrenia. Prior to Amgen, he was a postdoctoral scientist at Cold Spring Harbor Laboratory, where he worked primarily on oncology research. He earned a B.Sc. in Biochemistry/Physiology and a B.Sc. (Honors) in Pharmacology, both from Adelaide University in Adelaide, Australia and a Ph.D. in Biochemistry from Flinders University, also in Adelaide. We believe that Dr. Polverino possesses specific attributes that qualify him to serve on our Board including his deep knowledge of the pharmaceutical industry.

Dr. June S. Almenoff joined the Company on February 26, 2017 as a director. Dr. Almenoff currently serves as the Chief Medical Officer at RedHill Biopharma Inc. (Nasdaq: RDHL), where she focuses on medical-commercial strategy and serves on the commercial executive team.  She is on the investment advisory board of the Harrington Discovery Institute, a private venture philanthropy, Board Director to Avalo Therapeutics (Nasdaq: ATVX) and Tenax (Nasdaq: TENX). She previously served as a Board Director to Tigenix (Nasdaq: TIG, acquired by Takeda), Ohr Pharmaceuticals (Nasdaq: OHRP, merged with Neubase Pharmaceutical), Kurome, RDD Pharma, Furiex Pharmaceuticals. Dr. Almenoff previously served as Chief Medical Officer (CMO) and Chief Operating Officer of Innovate Biopharmaceuticals in 2018 and as President and CMO of Furiex Pharmaceuticals (acquired by Actavis plc) from 2010 to 2014. Prior to joining Furiex, Dr. Almenoff was at GlaxoSmithKline for 12 years, where she was a Vice President in the Clinical Safety organization, chaired a PhRMA-FDA working group, and worked in scientific licensing. Dr. Almenoff has also served as an advisor to numerous biopharma and venture capital organizations, and as a consultant to biopharma hedge funds. Dr. Almenoff received her B.A. from Smith College and graduated from the M.D.-Ph.D. program at the Icahn (Mt. Sinai) School of Medicine. She completed post-graduate medical training at Stanford University Medical Center and served on the faculty of Duke University School of Medicine.  She is an adjunct Professor at Duke and a Fellow of the American College of Physicians (FACP). We believe Dr. Almenoff possesses specific attributes that qualify her to serve on our Board including her valuable leadership skills and her deep knowledge of pharmaceutical product development.

Malcolm Taub joined the Company in March 2009 as a director. Mr. Taub currently serves as the Managing Partner of Taub & Lewis LLP, a full-service law firm in New York. From October 2010 to December 2019, Mr. Taub has been a Partner at Davidoff Malito & Hutcher LLP, a full-service law and government relations firm. From 2001 to September 30, 2010, Mr. Taub was the Managing Member of Malcolm S. Taub LLP, a law firm which practiced in the areas of commercial litigation, among other practice areas. Mr. Taub also works on art transactions, in the capacity as an attorney and a consultant. Mr. Taub has also served as a principal of a firm which provides consulting services to private companies going public in the United States. Mr. Taub has acted as a consultant to the New York Stock Exchange in its Market Surveillance Department. Mr. Taub acts as a Trustee of The Gateway Schools of New York and The Devereux Glenholme School in Washington, Connecticut. Mr. Taub has served as an adjunct professor at Long Island University, Manhattan Marymount College and New York University Real Estate Institute. Mr. Taub holds a B.A. from Brooklyn College and a J.D. from Brooklyn Law School. Mr. Taub formerly served on the Board of Directors of Safer Shot, Inc. (formerly known as Monumental Marketing Inc.). We believe that Mr. Taub possesses specific attributes that qualify him to serve on our Board including Mr. Taub’s vast law experience and his demonstrated leadership skills as a managing member of a law firm.

Qualifications of Directors

The Board believes that each director has valuable individual skills and experiences that, taken together, provide the variety and depth of knowledge, judgment and vision necessary for the effective oversight of the Company. As indicated in the foregoing biographies, the directors have extensive experience in a variety of fields, including biotechnology (Drs. Arbel, Almenoff, Menghisteab Bairu and Polverino), financial markets and accounting (Dr. Frenkel, Mr. Taub), business consulting and development (Dr. Polverino and Mr. Yablonka), media (Mr. Yablonka) and law (Mr. Taub and Mr. Yablonka), each of which the Board believes provides valuable knowledge about important elements of our business. Most of our directors have leadership experience at major companies or firms with operations inside and outside the United States and/or experience on other companies’ boards, which provides an understanding of ways other companies address various business matters, strategies and issues. As indicated in the foregoing biographies, the directors have each demonstrated significant leadership skills, including as Chairman (Dr. Frenkel), a chief executive officer (Drs. Arbel, Dr. Frenkel), executive officer (Drs. Almenoff and Polverino and Mr. Yablonka), as a managing member of a law firm (Mr. Taub), as general manager of a business consulting firm (Mr. Yablonka) or as a valuable leader with deep knowledge of the financial industry and capital markets (Dr. Frenkel). A number of the directors have extensive public policy, government or regulatory experience, which can provide valuable insight into issues faced by companies in regulated industries such as the Company. One of the directors (Dr. Arbel) has served as the President of the Company and one is currently serving as Chief Business Officer (Mr. Yablonka), which service has given each a deep knowledge of the Company and its business and directly relevant management experience. The Board believes that these skills and experiences qualify each individual to serve as a director of the Company.

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

Pursuant to an October 28, 2021 resolution of the Board, Dr. Bairu receives the following compensation for his service on the Board: an annual cash award in the amount of $30,000, paid in biannual installments. Dr. Bairu will not receive annual director awards under the Director Compensation Plan, but in the event that Dr. Bairu serves as a member of any committee of the Board he will be entitled to committee compensation under the Director Compensation Plan.

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

Committees of the Board of Directors

Audit Committee

On February 7, 2008, the Board of Directors (“Board”) established a standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, which assists the Board in fulfilling its responsibilities to stockholders concerning our financial reporting and internal controls, and facilitates open communication among the Audit Committee, Board, outside auditors and management. The Audit Committee discusses with management and our outside auditors the financial information developed by us, our systems of internal controls and our audit process. The Audit Committee is solely and directly responsible for appointing, evaluating, retaining and, when necessary, terminating the engagement of the independent auditor. The independent auditors meet with the Audit Committee (both with and without the presence of management) to review and discuss various matters pertaining to the audit, including our financial statements, the report of the independent auditors on the results, scope and terms of their work, and their recommendations concerning the financial practices, controls, procedures and policies employed by us. The Audit Committee preapproves all audit services to be provided to us, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by the independent auditor. The Audit Committee coordinates the Board’s oversight of our internal control over financial reporting, disclosure controls and procedures and code of conduct. The Audit Committee is charged with establishing procedures for (i) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters; and (ii) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters. The Audit Committee reviews all related party transactions on an ongoing basis, and all such transactions must be approved by the Audit Committee. The Audit Committee is authorized, without further action by the Board, to engage such independent legal, accounting and other advisors as it deems necessary or appropriate to carry out its responsibilities. The Board has adopted a written charter for the Audit Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The Audit Committee currently consists of Mr. Taub (Chair), Dr. Arbel and Dr Almenoff, each of whom is independent within the meaning of The Nasdaq Marketplace Rules and Rule 10A-3 under the Exchange Act. Dr. Almenoff joined the Audit Committee November 14, 2019. The Board of Directors has determined that Dr. Arbel is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The Audit Committee held four meetings during the fiscal year ended December 31, 2021.

GNC Committee

On June 27, 2011, the Board established a standing Governance, Nominating and Compensation Committee (the “GNC Committee”), which assists the Board in fulfilling its responsibilities relating to (i) compensation of the Company’s executive officers, (ii) the director nomination process and (iii) reviewing the Company’s compliance with SEC corporate governance requirements. The Board has adopted a written charter for the GNC Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The GNC Committee currently consists of Dr. Arbel (Chair), Dr. Polverino and Mr. Taub, each of whom is independent as defined under applicable Nasdaq listing standards. The GNC Committee held two meetings during the fiscal year ended December 31, 2021.

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

Stockholder Nominations

During the fourth quarter of fiscal year 2021, we made no material changes to the procedures by which stockholders may recommend nominees to our Board, as described in our most recent proxy statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our Common Stock (collectively, the “Reporting Persons”), to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2021 all Reporting Persons complied with the applicable requirements of Section 16(a) of the Exchange Act. There are no known failures to file a required Form 3, Form 4 or Form 5.

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

Item 11.        EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth certain summary information with respect to the compensation paid during the fiscal years ended December 31, 2021 and 2020 earned by Chief Executive Officer, President and Chief Medical Officer, and our EVP and Chief Development Officer (the “Named Executive Officers”). In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Summary Compensation Table

					Option	Stock	All Other
		Salary	Bonus		Awards	Awards	Compensation
Name and Principal Position	Year	($)	($)		($) (1) (2)	($) (1)	($)(3)	Total ($)
Chaim Lebovits (*), Chief Executive Officer	2021	500,000	250,000	(4)	—	110,395	267,954	1,128,349
	2020	500,000	860,000	(5)	—	486,174	279,680	2,125,854
Ralph Kern, President & Chief Medical Officer	2021	500,000	250,000	(6)	—	125,971	62,862	938,833
	2020	500,000	290,000	(7)	410,621	273,444	54,216	1,528,281
Stacy Lindborg, EVP, Chief Development Officer (8)	2021	469,000	189,150	(9)	—	—	78,530	736,680
	2020	218,750	10,000	(10)	404,358	186,250	48,147	867,505

(*)

These Named Executive Officers were paid in NIS; the amounts above are the U.S. dollar equivalent. The conversion rate used was the average of the 2020 and 2021 daily rates between the U.S. dollar and the NIS as published by the Bank of Israel, the central bank of Israel.

(1)	The amounts shown in the "Option Awards" and "Stock Awards" columns represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the Named Executive Officer during fiscal 2020 and fiscal 2021. ASC 718 fair value amount as of the grant date for stock options generally is spread over the number of months of service required for the grant to vest.
(2)	The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note 10 to Consolidated Financial Statements.
(3)	Includes management insurance (which includes pension, disability insurance and severance pay), payments towards such employee’s education fund, Israeli social security and amounts paid for use of a Company car. Each Named Executive Officer also receives gross-up payments for the taxes on these benefits.
(4)	During 2021, the Company paid Mr. Lebovits a discretionary cash bonus payment of $250,000 in recognition of his contributions to the Company’s performance in fiscal year 2021.
(5)	During 2020, the Company paid Mr. Lebovits a discretionary cash bonus payment of $860,000 in recognition of his contributions to the Company’s performance in fiscal year 2020.
(6)	In June 2021, the Company paid Dr. Kern a discretionary cash bonus payment of $250,000 in recognition of his contributions to the Company’s performance in fiscal year 2021.
(7)	During 2020, the Company paid Dr. Kern a discretionary cash bonus payment of $290,000 in recognition of his contributions to the Company’s performance in fiscal year 2020.
(8)	Ms. Lindborg's employment with the Company began on June 1, 2020.
(9)	In June 2021, the Company paid Dr. Lindborg a discretionary cash bonus payment of $189,150 in recognition of her contributions to the Company’s performance in fiscal year 2021.
(10)	In December 2020, the Company paid Dr. Lindborg a discretionary cash bonus payment of $10,000 in recognition of her contributions to the Company’s performance in fiscal year 2020.

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

Stacy Lindborg

Dr. Stacy Lindborg, PhD, the Company’s EVP and Chief Development Officer is party to a May 26, 2020 employment agreement with the Company, pursuant to which Dr. Lindborg initially received an annual base compensation of $375,000 and is eligible to receive an annual cash bonus equal to 35% of her base salary, subject to satisfaction of pre-established performance goals. Pursuant to the agreement, she received on June 1 2020, a one-time grant under the 2014 Stock Incentive Plan of 25,000 shares of restricted common stock of the Company, which shall vest as to 100% of the award on December 31, 2020, provided Dr. Lindborg remains continuously employed by the Company from the date of grant through the vesting date. In the event of Dr. Lindborg’s termination of employment is prior to the vesting date, the restricted stock grant shall automatically be immediately forfeited to the Company, without the payment of any consideration to Dr. Lindborg.

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

This agreement was further amended in January 2021 under which Dr. Stacy Lindborg is paid an annual base compensation of $469,000.

Outstanding Equity Awards

The following table sets forth information regarding equity awards granted to the Named Executive Officers that are outstanding as of December 31, 2021. All equity awards in the following table were granted pursuant to the 2014 Global Share Option Plan (solely to participants who are residents of Israel) (the “2014 Global Plan”) or the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”). In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Outstanding Equity Awards at December 31, 2021

	Option Awards					Stock Awards
								Market
	Number of	Number of				Number		Value of
	Securities	Securities				of Shares		Shares or
	Underlying	Underlying				or Units		Units of
	Unexercised	Unexercised		Option		of Stock		Stock That
	Options	Options		Exercise	Option	That Have		Have Not
	(#)	(#)		Price	Expiration	Not Vested		Vested
Name	Exercisable	Unexercisable		($)	Date	(#)		($)(1)
Chaim Lebovits	369,619	—		2.45	9/28/2025	—		—
						7,796	(2)	31,184
						15,593	(3)	62,372
						23,389	(4)	93,556
						31,185	(5)	124,740
Ralph Kern	20,000	60,000	(10)	7.33	03/09/2030	—		—
						8,971	(6)	35,884
						17,943	(7)	71,772
						26,914	(8)	107,656
						35,885	(9)	143,540
Stacy Lindborg	68,750	31,250	(11)	7.67	01/06/2030	—		—

(1)	Based on the fair market value of our Common Stock on December 31, 2021 ($4.00 per share).
(2)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (July 26, 2018), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(3)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (July 26, 2019), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(4)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (July 26, 2020), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(5)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (July 26, 2021), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(6)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (March 6, 2018), provided that Ralph Kern remains continuously employed by the Company from the date of grant through each applicable vesting date.
(7)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (March 6, 2019), provided that Ralph Kern remains continuously employed by the Company from the date of grant through each applicable vesting date.
(8)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (March 6, 2020), provided that Ralph Kern remains continuously employed by the Company from the date of grant through each applicable vesting date.

(9)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (March 6, 2021), provided that Ralph Kern remains continuously employed by the Company from the date of grant through each applicable vesting date.
(10)	The shares subject to this stock option vest in installments of 20,000 shares on each of the 2nd, 3rd and 4th anniversary of date of grant (March 9, 2020), provided that Ralph Kern remains continuously employed by the Company from the date of grant through each applicable vesting date.
(11)	The shares subject to this stock option vest in equal quarterly installments following a grant date of February 28, 2021, thereafter, until fully vested and exercisable on the second anniversary of February 28, 2021.

Stock Incentive Plans

During the fiscal year ended December 31, 2021, the Company had outstanding awards for stock options under four plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the 2014 Plans).

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

Compensation of Directors

The following table sets forth certain summary information with respect to the compensation paid during the fiscal year ended December 31, 2021 earned by each of the directors of the Company. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Director Compensation Table for Fiscal 2021

	Fees				Option
	Earned or		Stock		Awards
	Paid in		Awards		($)		Total
Name	Cash ($)		($)(1)		(1)		($)
Dr. Jacob Frenkel	—		—		153,167	(2)	153,167
Dr. Irit Arbel	—		—		148,012	(3)	148,012
Dr. June S. Almenoff	30,000	(4)	13,560	(5)	—		43,560
Dr. Anthony Polverino	12,500		21,405	(6)	—		33,905
Dr. Menghisteab Bairu (7)	—		—		—		—
Mr. Malcolm Taub	—		81,360	(8)	—		81,360
Uri Yablonka	—		—		77,900	(9)	77,900
Sankesh Abbhi	—		23,598	(10)	—		23,598

(1)	The amounts shown in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the directors during fiscal 2021. The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note 10 – Share-based compensation to employees and to directors to Consolidated Financial Statements.

(2)	At December 31, 2021, Dr. Frenkel held unexercised options (vested and unvested) to purchase 100,000 shares of Common Stock and no unvested shares of restricted Common Stock. Stock and no unvested shares of restricted Common Stock.
(3)	At December 31, 2021, Dr. Arbel held unexercised options (vested and unvested) to purchase 251,998 shares of Common Stock and no unvested shares of restricted Common Stock.
(4)	Represents the amount paid to Dr. Almenoff for her services as a director.
(5)	At December 31, 2021, Dr. Almenoff held 6,000 unvested shares of restricted Common Stock and no unexercised options to purchase shares of Common Stock.
(6)	At December 31, 2021, Dr. Polverino held 9,287 unvested shares of restricted Common Stock and no unexercised options to purchase shares of Common Stock.
(7)	Dr. Bairu serves as a member of the Board, effective October 28, 2021. As of December 31, 2021, Dr. Bairu held no unvested shares of restricted common stock or unexercised option to purchase shares of Common Stock.
(8)	At December 31, 2021, Mr. Taub held 77,332 unvested shares of restricted Common Stock.
(9)	At December 31, 2021, Mr. Yablonka held options (vested and unvested) to purchase 139,997 shares of Common Stock and no unvested shares of restricted Common Stock.
(10)	At December 31, 2021, Mr. Sankesh Abbhi held 11,323 unvested shares of restricted Common Stock and no unexercised options to purchase shares of Common Stock.

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

The Company’s Second Amended and Restated Director Compensation Plan was approved July 9, 2014 and amended on April 29, 2015, February 26, 2017 and July 13, 2017 (as amended, the “Director Compensation Plan”). Under the Director Compensation Plan, each eligible director is granted an annual award immediately following each annual meeting of stockholders. For non-U.S. directors, this annual award consists of a nonqualified stock option to purchase 13,333 shares of Common Stock. For U.S. directors, at their option, this annual award is either (i) a nonqualified stock option to purchase 6,666 shares of Common Stock or (ii) 6,666 shares of restricted stock. Additionally, each member of the GNC Committee or Audit Committee of the Board receives (i) a nonqualified stock option to purchase 2,000 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 2,000 shares of restricted stock. The chair of the GNC Committee or Audit Committee will instead of the above committee award receive (i) a nonqualified stock option to purchase 3,333 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 3,333 shares of restricted stock. Any eligible participant who is serving as chairperson of the Board shall also receive (i) a nonqualified stock option to purchase 6,666 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 6,666 shares of restricted stock. Awards are granted on a pro rata basis for directors serving less than a year at the time of grant. All awards granted to non-U.S. directors shall be made under the 2014 Global Plan, and all awards granted to U.S. directors shall be made under the 2014 U.S. Plan.  The exercise price for options for U.S. directors will be equal to the closing price per share of the Common Stock on the grant date as reported on the Over-the-Counter Bulletin Board or the national securities exchange on which the Common Stock is then traded. The exercise price for options for non-U.S. directors is $0.75. Every option and restricted stock award will vest monthly as to 1/12 the number of shares subject to the award over a period of twelve months, provided that the recipient remains a member of the Board on each such vesting date, or, in the case of a committee award, remains a member of the committee on each such vesting date. Every non-employee director of the Company is eligible to participate in the Director Compensation Plan, except that Dr. June S. Almenoff, Dr. Menghisteab Bairu, and Dr. Anthony Polverino are not entitled receive annual director awards under the Director Compensation Plan, but are entitled to committee compensation under the Director Compensation Plan in the event that they qualify for and serve as a member of any committee of the Board. Dr. Almenoff, Dr. Menghisteab Bairu and Dr. Polverino’s director compensation is further discussed below.

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

Pursuant to an October 28, 2021 resolution of the Board, Dr. Bairu receives the following compensation for his service on the Board: an annual cash award in the amount of $30,000, paid in biannual installments. Dr. Bairu will not receive annual director awards under the Director Compensation Plan, but in the event that Dr. Bairu serves as a member of any committee of the Board he will be entitled to committee compensation under the Director Compensation Plan.

Pursuant to resolution of the Board, Dr. Polverino receives the following compensation for his service on the Board: an annual cash award in the amount of $12,500, paid in biannual installments, and an annual restricted stock award valued at $12,500 on the date of grant, as determined based on the closing price of the Company’s common stock at the end of normal trading hours on the date of grant, or the previous closing price in the event the grant date does not fall on a business day. The grant vests in 12 consecutive, equal monthly installments commencing on the one-month anniversary of the date of grant, until fully vested on the first anniversary of the date of grant. Dr. Polverino does not receive annual director awards under the Director Compensation Plan, but in the event that he serves as a member of any committee of the Board he is entitled to committee compensation under the Director Compensation Plan. Dr. Polverino serves on the GNC Committee.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 1, 2022 (unless otherwise indicated) with respect to the beneficial ownership of our Common Stock by the following: (i) each of our current directors; (ii) the Named Executive Officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of our Common Stock.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of our Common Stock issuable under options that are exercisable on or within 60 days after March 1, 2022 (“Presently Exercisable Options”) or under warrants that are exercisable on or within 60 days after March 1, 2022 (“Presently Exercisable Warrants”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the Common Stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the Common Stock beneficially owned by any other person or entity. Unless otherwise indicated, the address of each person listed in the table is c/o Brainstorm Cell Therapeutics Inc., 1325 Avenue of Americas, 28th Floor, New York, NY 10019.

The percentage of the Common Stock beneficially owned by each person or entity named in the following table is based on 36,450,295 shares of Common Stock outstanding as of March 1, 2022, plus any shares issuable upon exercise of Presently Exercisable Options and Presently Exercisable Warrants held by such person or entity.

	Shares Beneficially Owned
	(Includes Common Stock, Presently
	Exercisable Options and Presently
	Exercisable Warrants)
Name of Beneficial Owner	#		%
Directors and Named Executive Officers
Chaim Lebovits	4,543,057	(1)	11.7%
Ralph Kern	227,425	(2)	*
Stacy Lindborg	100,000	(3)	*
Uri Yablonka	148,651	(4)	*
June Almenoff	13,175	(5)	*
Irit Arbel	390,942	(6)	1.1
Anthony Polverino	25,960		*
Malcolm Taub	77,332		*
Jacob Frenkel	156,667	(7)	*
Menghisteab Bairu	—	(8)	—
All current directors and executive officers as a group (12 persons)	5,744,609	(9)	14.6
5% Shareholders (other than listed above)
Sankesh Abbhi	2,425,853	(10)	6.6
Kevin D. Ness	3,300,000	(11)	9.1

*     Less than 1%.

(1)	Includes (i) 1,933,794 shares of Common Stock owned by ACCBT Corp. acquired through an investment into the Company and (ii) 2,016,666 shares of Common Stock issuable to ACCBT Corp. upon the exercise of Presently Exercisable Warrants acquired through an investment into the Company, (iii) 67,053 shares of Common Stock owned by ACC International Holdings Ltd. and (iv) 369,619 shares of Common Stock issuable to Chaim Lebovits upon the exercise of Presently Exercisable Options. Chaim Lebovits, our Chief Executive Officer, may be deemed the beneficial owner of these shares. The address of ACCBT Corp. and ACC International Holdings Ltd.is Morgan & Morgan Building, Pasea Estate, Road Town, Tortola, British Virgin Islands.
(2)	Includes 40,000 shares of Common Stock issuable upon the exercise of Presently Exercisable Options.
(3)	Includes 75,000 shares of Common Stock issuable upon the exercise of Presently Exercisable Options.
(4)	Includes 131,108 of shares of Common Stock issuable upon the exercise of Presently Exercisable Options.
(5)	Consists of 7,175 shares owned by Meadowlark Management LLC. Dr. Almenoff disclaims beneficial ownership of the shares owned by Meadowlark Management LLC except to the extent of any pecuniary interest therein.
(6)	Includes 235,109 shares of Common Stock issuable upon the exercise of Presently Exercisable Options. Dr. Arbel’s address is 6 Hadishon Street, Jerusalem, Israel.
(7)	Includes 56,667 shares of Common Stock owned prior to joining the board and 100,000 shares of Common Stock issuable upon the exercise of Presently Exercisable Options.
(8)	Dr. Bairu joined the board of directors of the Company on October 28, 2021.
(9)	Includes (i) 2,016,666 shares of Common Stock issuable upon the exercise of Presently Exercisable Warrants and (ii) 957,236 shares of Common Stock issuable upon the exercise of Presently Exercisable Options.
(10)	This information is based on the Schedule 13G filed with the Securities and Exchange Commission by entities affiliated with Sankesh Abbhi on February 14, 2022. Includes (i) 2,164,530 shares of Common Stock owned by Abbhi Investments, LLC and (ii)

250,000 shares of Common Stock issuable to Abbhi Investments, LLC upon the exercise of Presently Exercisable Warrants. Sankesh Abbhi is the manager of Abbhi Investments, LLC and maintains sole voting and investment power with respect to the Common Stock and Presently Exercisable Warrants held by Abbhi Investments, LLC. The address of Abbhi Investments, LLC is 2821 S Bayshore Drive, Miami FL 33133.
(11)	This information is based on the Schedule 13G filed with the Securities and Exchange Commission by Kevin D. Ness on February 4, 2022. Includes 3,300,000 shares of Common Stock owned by Kevin D. Ness.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2021:

	Number of				Number of
	securities		Weighted-		securities
	to be		Average		remaining
	issued upon		Exercise		available for
	exercise of		price of		future
	outstanding		Outstanding		issuance
	options,		options,		under equity
	warrants		warrants		compensation
Plan Category	and rights		and rights		plans
Equity compensation plans approved by security holders	1,310,417	(2)	$4.1734	(3)	3,199,129	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,310,417		$4.1734		3,199,129	(1)

(1) Includes 1,310,417 shares of common stock issuable upon the exercise of outstanding options only.

(2) Since restricted stock units do not have any exercise price, such units are not included in the weighted average exercise price calculation.

(3) A total of 4,509,546 shares of our Common Stock are reserved for issuance in aggregate under the Equity Plans and the Prior Plans. Any awards granted under either the 2014 Global Plan or the 2014 U.S. Plan will reduce the total number of shares available for future issuance under the other plan.

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

Item 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm

Principal Accountant Fees and Services

Our independent public accounting firm is Brightman Almagor Zohar & Co., a Firm in the Deloitte Global Network (“Deloitte”), PCAOB Auditor ID 1197. The following table presents fees for professional audit services rendered by Deloitte for the audit of our financial statements for the fiscal years ended December 31, 2021 and 20120 and fees billed for other services rendered by Deloitte during those periods.

	December 31,
	2021	2020
Audit Fees (1)	$85,500	$75,000
Audit-Related Fees (2)	$40,000	$30,000
Tax Fees (3)	$12,000	$11,000
All Other Fees	$—	$—
Total Fees	$137,500	$116,000

(1)	Audit fees are comprised of fees for professional services performed by Deloitte for the audit of our annual financial statements and the review of our quarterly financial statements, as well as other services provided by Deloitte in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees are comprised of fees for professional services performed by Deloitte in connection with comfort letters and consents.
(3)	Tax fees are comprised of tax compliance services to the Company performed by Deloitte.

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

		Form 10-K	Exhibit 10.12 File No. 001-36641	March 9, 2016

10.13	Consulting Agreement, dated as of April 30, 2014, by and between Brainstorm Cell Therapeutics Ltd. and Dr. Daniel Offen.	Form S-1	Exhibit 10.15 File No. 333-179331	June 29, 2012

10.14*	Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.1 File No. 000-54365	August 15, 2014

10.15*	Amendment No. 1 to the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Schedule 14A	Appendix A File No. 001-36641	May 11, 2016
10.16*	Amendment No. 2 to the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.1 File No. 001-36641	November 30, 2018
10.17	Amendment No. 3 to the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Schedule 14A	Appendix A File No. 001-36641	October 1, 2020
10.18*	Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan.	Form 8-K	Exhibit 10.2 File No. 000-54365	August 15, 2014

10.19*	Amendment No. 1 to the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan.	Schedule 14A	Appendix B File No. 001-36641	May 11, 2016

10.20*	Amendment No. 2 to the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan.	8-K	Exhibit 10.2 File No. 001-36641	November 30, 2018
10.21	Amendment No. 3 to the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan.	Schedule 14A	Appendix B File No. 001-36641	October 1, 2020

10.21*	Form of Incentive Stock Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.1 File No. 001-36641	November 4, 2014

10.22*	Form of Nonstatutory Stock Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.2 File No. 001-36641	November 4, 2014
10.23*	Form of Restricted Stock Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.3 File No. 001-36641	November 4, 2014
10.24*	Form of Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan.	Form 8-K	Exhibit 10.4 File No. 001-36641	November 4, 2014

10.25	Subscription Agreement, dated July 2, 2007, by and between the Company and ACCBT Corp.	Form 8-K	Exhibit 10.1 File No. 333-61610	July 5, 2007

10.26	Amendment to Subscription Agreement, dated as of July 31, 2009, by and between the Company and ACCBT Corp.	Form 8-K	Exhibit 10.1 File No. 333-61610	August 24, 2009

10.27	Form of Common Stock Purchase Warrant issued by the Company to ACCBT Corp.	Form 8-K	Exhibit 10.2 File No. 333-61610	July 5, 2007

10.28	Form of Registration Rights Agreement by and between the Company and ACCBT Corp.	Form 8-K	Exhibit 10.3 File No. 333-61610	July 5, 2007

10.29	Form of Security Holders Agreement, by and between ACCBT Corp. and certain security holders of the Company.	Form 8-K	Exhibit 10.4 File No. 333-61610	July 5, 2007

10.30	Warrant Amendment Agreement, dated as of May 10, 2012, by and between Brainstorm Cell Therapeutics Inc. and ACCBT Corp.	Form 10-Q	Exhibit 10.1 File No. 000-54365	May 11, 2012

10.31	Amendment of Warrants dated May 19, 2014 by and among Brainstorm Cell Therapeutics Inc., ACCBT Corp. and ACC International Holdings Ltd.	Form 10-Q	Exhibit 10.4 File No. 000-54365	August 12, 2014
10.32	2017 Amendment of Warrants and Subscription Agreement dated November 2, 2017 by and among Brainstorm Cell Therapeutics Inc., ACCBT Corp. and ACC International Holdings Ltd.	Form 8-K	Exhibit 10.1 File No. 001-36641	November 3, 2017

10.33	Clinical Trial Agreement, entered into as of February 17, 2010, among Brainstorm Cell Therapeutics Ltd., Prof. Dimitrios Karousis and Hadasit Medical Research Services and Development Ltd.	Form 10-Q	Exhibit 10.1 File No. 000-54365	August 15, 2011
10.34

Amendment to the Clinical Trial Agreement, entered into as of June 27, 2011, among Brainstorm Cell Therapeutics Ltd., Prof. Dimitrios Karousis and Hadasit Medical Research Services and Development Ltd.

		Form 10-Q	Exhibit 10.2 File No. 000-54365	August 15, 2011

10.35*	Employment Agreement dated June 6, 2014 between Brainstorm Cell Therapeutics Ltd. and Uri Yablonka.	Form 8-K	Exhibit 10.1 File No. 000-54365	June 9, 2014

10.36*	Restricted Stock Award Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan, regarding July 26, 2017 grant to Chaim Lebovits.	Form 10-Q	Exhibit 10.2 File No. 001-36641	October 17, 2017

10.37	Form of Securities Purchase Agreement.	Form 8-K	Exhibit 10.1 File No. 000-54365	June 13, 2014

10.38	Form of Warrant.	Form 8-K	Exhibit 10.2 File No. 000-54365	June 13, 2014
10.39	Form of Registration Rights Agreement.	Form 8-K	Exhibit 10.3 File No. 000-54365	June 13, 2014

10.40	Form of Warrant.	Form 8-K	Exhibit 4.1 File No. 001-36641	January 8, 2015

10.41	Warrant Exercise Agreement, dated as of January 8, 2015.	Form 8-K	Exhibit 10.2 File No. 001-36641	January 8, 2015

10.42	Form of Warrant.	Form 8-K	Exhibit 4.1 File No. 001-36641	June 7, 2018

10.43	Warrant Exercise Agreement.	Form 8-K	Exhibit 10.1 File No. 001-36641	June 7, 2018

10.44	Leak-Out Agreement.	Form 8-K	Exhibit 10.2 File No. 001-36641	June 7, 2018

10.45	Share Cap Agreement.	Form 10-Q	Exhibit 10.4 File No. 001-36641	July 23, 2018
10.46*	Employment Agreement dated September 28, 2015 between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits.	Form 8-K	Exhibit 10.1 File No. 001-36641	September 28, 2015

10.47*	First Amendment to Employment Agreement dated March 7, 2016 between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits.	Form 10-K	Exhibit 10.53 File No. 001-36641	March 9, 2016

10.48*	Second Amendment to Employment Agreement dated July 26, 2017 between the Company and Chaim Lebovits.	Form 10-Q	Exhibit 10.3 File No. 001-36641	October 17, 2017

10.49*	Employment Agreement dated February 28, 2017 between Brainstorm Cell Therapeutics Inc. and Dr. Ralph Kern, as amended by Amendment No. 1 dated March 3, 2017.	Form 8-K	Exhibit 10.1 File No. 001-36641	March 6, 2017

10.50*	Brainstorm Cell Therapeutics Inc. Second Amended and Restated Director Compensation Plan.	Form 8-K	Exhibit 10.1 File No. 001-36641	July 10, 2014
10.51*	Brainstorm Cell Therapeutics Inc. First Amendment to the Second Amended and Restated Director Compensation Plan.	Form 10-Q	Exhibit 10.2 File No. 001-36641	May 14, 2015

10.52*	Brainstorm Cell Therapeutics Inc. Second Amendment to the Second Amended and Restated Director Compensation Plan dated February 26, 2017.	Form 10-K	Exhibit 10.54 File No. 001-36641	March 29, 2017

10.53*	Brainstorm Cell Therapeutics Inc. Third Amendment to the Second Amended and Restated Director Compensation Plan.		Form 10-Q	Exhibit 10.1 File No. 001-36641	October 17, 2017
10.54	Brainstorm Cell Therapeutics Inc. Fourth Amendment to the Second Amended and Restated Director Compensation Plan.		‡
10.55	Notice of Award - CLIN2: Partnering Opportunity for Clinical Trial Stage Projects California Institute for Regenerative Medicine, August 25, 2017.		Form 10-K	Exhibit 10.50 File No. 001-36641	March 8, 2018

10.56	Distribution Agreement, dated June 11, 2019, by and between Brainstorm Cell Therapeutics Inc. and Raymond James & Associates, Inc.		Form 8-K	Exhibit 1.1	June 11, 2019

10.57	Form of Warrant		Form 8-K	Exhibit 4.1	August 2, 2019

10.58	Warrant Exercise Agreement		Form 8-K	Exhibit 10.1	August 2, 2019

10.59*	Offer letter, dated April 1, 2020, by and between Brainstorm Cell Therapeutics Inc. and David Setboun		Form 8-K	Exhibit 10.1	April 3, 2020

10.60*‡	Offer letter, dated May 26, 2020, by and between Brainstorm Cell Therapeutics Inc. and Stacey Lindborg		Form 10-K	Exhibit 10.63	February 4, 2021

10.61*	Third Amendment to Employment Agreement dated June 23, 2020 between the Company and Chaim Lebovits.		Form 10-Q	Exhibit 10.1	August 5, 2020

10.62*	Amendment to Employment Agreement dated June 23, 2020 between the Company and Uri Yablonka.		Form 10-Q	Exhibit 10.2	August 5, 2020

10.63*	Distribution Agreement, dated August 9, 2021, by and among Brainstorm Cell Therapeutics, Inc., SVB Leerink LLC and Raymond James & Associates, Inc.		Form S-3	Exhibit 1.2	August 9, 2021

21	Subsidiaries of the Company.	‡

23.1	Consent of Brightman Almagor Zohar & Co., a Firm in the Deloitte Global Network.	‡

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	‡

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	‡

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡‡

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡‡
101.SCH	Inline XBRL Taxonomy Extension Document.	‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Label Linkbase Document.	‡
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	‡
104	Cover Page Interactive Data File (formatted in inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.
‡	Filed herewith.
‡‡	Furnished herewith.

Item 16.         FORM 10-K SUMMARY.

Not required.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: March 28, 2022	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chaim Lebovits	Chief Executive Officer	March 28, 2022
Chaim Lebovits	(Principal Executive Officer)

/s/ Alla Patlis	Interim Chief Financial Officer and Controller	March 28, 2022
Alla Patlis	(Principal Financial and Accounting Officer)

/s/ Irit Arbel		March 28, 2022
Irit Arbel	Director

/s/ June S. Almenoff		March 28, 2022
June S. Almenoff	Director

/s/ Jacob Frenkel		March 28, 2022
Jacob Frenkel	Director

/s/ Anthony Polverino		March 28, 2022
Anthony Polverino	Director

/s/ Malcolm Taub		March 28, 2022
Malcolm Taub	Director

/s/ Uri Yablonka		March 28, 2022
Uri Yablonka	Director

/s/ Menghisteab Bairu		March 28, 2022
Menghisteab Bairu	Director