Form 10-Q
period 2022-03-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2022-05-16
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022.

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

As of May 10, 2022, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 36,486,180.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “Brainstorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal quarter, statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2022 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broad acceptance as a treatment option for ALS or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, disruptions in our business due to the COVID-19 outbreak, including our clinical development activities, and other factors described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2021. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2021 in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2022

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2022

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	March 31,	December 31,
	2022	2021

	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$15,151	$18,856
Short-term deposit (Note 4)	3,246	3,238
Other accounts receivable	61	86
Prepaid expenses and other current assets (Note 5)	802	1,100
Total current assets	19,260	23,280

Long-Term Assets:
Prepaid expenses and other long-term assets	27	27
Operating lease right of use asset (Note 6)	5,380	4,781
Property and Equipment, Net	1,124	1,189
Total Long-Term Assets	6,531	5,997

Total assets	$25,791	$29,277

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payables	$4,570	$3,700
Accrued expenses	71	83
Operating lease liability (Note 6)	1,629	1,461
Other accounts payables	1,102	1,073
Total current liabilities	7,372	6,317

Long-Term Liabilities:
Operating lease liability (Note 6)	3,932	3,618
Total long-term liabilities	3,932	3,618

Total liabilities	$11,304	$9,935

Stockholders’ Equity:
Stock capital: (Note 7)	12	12

Common Stock of $0.00005 par value - Authorized: 100,000,000 shares March 31, 2022 and December 31, 2021 respectively; Issued and outstanding: 36,486,180 and 36,401,413 shares at March 31, 2022 and December 31, 2021 respectively.

Additional paid-in-capital	193,495	192,990
Treasury stocks	(116)	(116)
Accumulated deficit	(178,904)	(173,544)
Total stockholders’ equity	14,487	19,342

Total liabilities and stockholders’ equity	$25,791	$29,277

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Three months ended
	March 31,
	2022	2021

	Unaudited
Operating expenses:

Research and development, net (Note 8)	$2,616	$4,341
General and administrative	2,859	2,588

Operating loss	(5,475)	(6,929)

Financial income, net	115	267

Net loss	$(5,360)	$(6,662)

Basic and diluted net loss per share from continuing operations	$(0.15)	$(0.19)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	36,436,882	35,791,309

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number	Amount	capital	stocks	deficit	equity
Balance as of January 1, 2022	36,401,413	12	192,990	(116)	(173,544)	19,342

Stock-based compensation related to stock and options granted to directors and employees	84,767	*	505	—	—	505
Net loss	—	—	—	—	(5,360)	(5,360)
Balance as of March 31, 2022	36,486,180	12	193,495	(116)	(178,904)	14,487

*    Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2022	2021
Cash flows from operating activities:

Net loss	$(5,360)	$(6,662)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	74	61
Stock-based compensation related to options granted to employees and directors	505	290
Change in operating lease liability	(117)	(293)
Decrease in other accounts receivable and prepaid expenses	323	322
Increase (decrease) in trade payables	870	(2,865)
Increase in other accounts payable and accrued expenses	17	179
Total net cash used in operating activities	$(3,688)	$(8,968)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2022	2021
Cash flows from investing activities:
Purchase of property and equipment	(9)	(30)
Changes in short-term deposit	(8)	(7)
Total net cash used in investing activities	$(17)	$(37)

Cash flows from financing activities:
Proceeds from exercise of options	—	5
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 7)	—	7,104
Total net cash provided by financing activities	$—	$7,109

Decrease in cash and cash equivalents	(3,705)	(1,896)

Cash and cash equivalents at the beginning of the period	$18,856	$37,829

Cash and cash equivalents at end of the period	$15,151	$35,933

Supplemental schedule of non-cash transactions
Right of use lease asset and liability	$—	$85

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all of the research and development activities of the Company. BCT formed wholly-owned subsidiaries Brainstorm Cell Therapeutics UK Ltd. in the United Kingdom on February 19, 2013 (currently inactive), Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019.

The Common Stock is publicly traded on the Nasdaq Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. (“Ramot”) (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amyotrophic Lateral Sclerosis (ALS, also known as Lou Gehrig’s Disease), Progressive Multiple Sclerosis (PMS) and Alzheimer’s disease (AD). The Company developed a proprietary process, called NurOwn®, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.
C.	Since its inception, the Company has devoted substantially all of its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of March 31, 2022, the Company had an accumulated deficit of approximately $179 million. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain.

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

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on its operations and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of March 31, 2022. These estimates may change, as new events occur and additional information is obtained.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.      Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 4 - SHORT TERM DEPOSITS

Short term deposits on March 31, 2022 and December 31, 2021 include bank deposits bearing annual interest rates varying from 0.15%to 1.66%, with maturities of up to 1.75 years as of March 31, 2022 and December 31, 2021.

NOTE 5 - PREPAID EXPENSES

As of March 31, 2022, and as of December 31, 2021, prepaid expenses include director’s insurance of $724 and $1,086, respectively.

NOTE 6 - LEASES

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at the beginning of the period of adoption. The Company leases facilities, clinical research rooms, and vehicles under operating leases.

As of March 31, 2022, the Company’s ROU assets and lease liabilities for operating leases totaled $5,380 and $5,561, respectively. The impact of adopting the new lease standard was not material to the Company’s condensed consolidated statement of operations for the periods presented.

Supplemental cash flow information related to operating leases was as follows (unaudited):

Three Months Ended
March 31,
2022
Cash payments for operating leases	$677

As of March 31, 2022, the Company’s operating leases had a weighted average remaining lease term of 3.66 years and a weighted average discount rate of 6.74%. Future lease payments under operating leases as of March 31, 2022 were as follows:

Operating
Leases
Remainder of 2022	1,460
2023	1,165
2024	1,544
2025	1,287
2026	216
Total future lease payments	5,672
Less imputed interest	(111)
Total lease liability balance	5,561

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

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020 ATM. As of March 31, 2022, the Company did not sell any shares of its Common Stock pursuant to the August 9, 2021, ATM.

Registered Direct Offering:

On March 6, 2020, the Company entered into and closed a $10.0 million registered direct offering of 1,250,000 shares of common stock at a per share purchase price equal to $8.00.  The purchaser also received a three-year warrant to purchase up to 250,000 shares of Common Stock at any exercise price of $15.00 per share.

Capital Raised Since Inception:

Since its inception through March 31, 2022, the Company has raised approximately $151 million gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

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

The 2004 Global Plan and 2005 U.S. Plan expired on November 25, 2014, and March 28, 2015, respectively. Grants that were made under the Prior Plans remain outstanding pursuant to their terms. The 2014 Plans were approved by the stockholders on August 14, 2014 (at which time the Company ceased to issue awards under each of the 2005 U.S. Plan and 2004 Global Plan) and amended on June 21, 2016, and November 29, 2018. Unless otherwise stated, option grants prior to August 14, 2014, were made pursuant to the Company’s Prior Plans, and grants issued on or after August 14, 2014, were made pursuant to the Company’s 2014 Plans, and expire on the tenth anniversary of the grant date. The 2014 Plans have a shared pool of 5,600,000 shares of Common Stock available for issuance. As of March 31, 2022, 3,037,962 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

Share-based compensation to employees and to directors:

Under the 2014 Plans, the Company may award stock options to certain employees, officers, directors, and/or service providers. The stock options vest in accordance with such conditions and restrictions determined by the GNC Committee.

These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified period. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. The Company granted 26,400 stock options during the three months ended March 31, 2022.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 – STOCK CAPITAL (Cont.):

A summary of the Company’s option activity related to options to employees and directors, and related information as of March 31, 2022, is as follows:

	For the Three months ended
	March 31, 2022
		Weighted
		average	Aggregate
	Amount of	exercise	intrinsic
	options *	price	value
		$	$
Outstanding at December 31, 2021	1,310,417	4.1734
Granted	26,400	3.0400
Outstanding at March 31, 2022	1,336,817	4.091	—
Exercisable at March 31, 2022	1,026.609	3.0351	333,549

*    Represents Employee Stock Options only (not including RSUs).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on March 31, 2022, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

As of March 31, 2022, there was $1,221 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 1.53 years. Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the three months ended March 31, 2022 and 2021 amounted to $287 and $224, respectively.

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

			Weighted Average
			Remaining
	Number of Shares	Weighted Average	Contractual
	of Restricted	Grant Date Fair	Term
	Stock	Value	(Years)
Nonvested as of December 31, 2021	272,596	5.49	1.23
Granted	39,767	3.06
Vested	41,691	4.59
Nonvested as of March 31, 2022	270,672	5.28	1.33

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the three months ended March 31, 2022 and March 31, 2021 amounted to $218 and $64, respectively.

As of March 31, 2022, there was $765 of total unrecognized compensation cost related to non-vested restricted stock under the Plan. The cost is expected to be recognized over a weighted average period of 1.36 years.

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Three months ended
	March 31,
	2022	2021
Research and development	$147	$(65)
General and administrative	358	355
Total stock-based compensation expense	$505	$290

NOTE 8 - RESEARCH AND DEVELOPMENT, NET

Composition:

	Three months ended
	March 31,
	2022	2021
Research and development	$2,616	$4,807
Less: Participation by other grants	$—	$(466)
	2,616	4,341

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

Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We currently employ 43 employees in the United States and in Israel. Most of the senior management team is based in the United States, and all of our clinical trial sites for ALS and PMS are in the United States. Our R&D center is located in Petach Tikva, Israel. In addition, we currently lease two GMP manufacturing facilities in Jerusalem, Israel at Hadassah Medical Center and in Tel Aviv at the Sourasky Medical Center to manufacture NurOwn®. These two facilities more than doubled our capacity to manufacture and ship NurOwn® into the EU and local Israeli markets.

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

Recent Highlights

●	On July 23, 2020, we announced the results of a groundbreaking pre-clinical study of NurOwn® derived Exosome-based treatment for COVID-19 acute respiratory distress syndrome (ARDS). Intratracheal administration of exosomes extracted from MSC-NTF cells (NurOwn®) resulted in statistically significant improvement in multiple lung parameters in a mouse model. With this study, the Company successfully completed its first milestone in developing an innovative exosome-based platform-technology for the treatment of severe COVID-19 related infection.
●	On November 17, 2020, we announced top-line data from our Phase 3 ALS trial in the U.S. Results from the trial showed that NurOwn® was generally well tolerated in the population of rapidly progressing ALS patients. While showing a numerical improvement in the treated group compared to placebo across the primary and key secondary efficacy endpoints, the trial did not reach statistically significant results. In an important, pre-specified subgroup with early disease based on the ALSFRS-R baseline total score of 35, we believe NurOwn® demonstrated a clinically meaningful treatment response across the primary and key secondary endpoints and remained consistent with our pre-trial, data-derived assumption. In this subgroup, there were 34.6% responders who met the primary endpoint definition on NurOwn® and 15.6% on Placebo (p=0.288), and the average change from baseline to week 28 in ALSFRS-R total score was -1.77 on NurOwn® and -3.78 on Placebo (p=0.198), an improvement of 2.01 ALSFRS-R points favoring NurOwn®. No new safety concerns were identified. On February 22, 2021, we announced high-level FDA feedback on our NurOwn® ALS Clinical Development Program. The FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that FDA is seeking to support a Biologics License Application (BLA). In addition, the FDA advised that this recommendation does not preclude Brainstorm from proceeding with a BLA submission. We are in active consultation with principal investigators, ALS experts, expert statisticians, regulatory advisors, and ALS advocacy groups to assess the benefit/risk of a BLA submission before making a final decision.
●	On January 20, 2021, we announced the peer-reviewed publication of a preclinical study in the journal Stem Cell and Research Therapy. The study, entitled “MSC-NTF (NurOwn®) exosomes: a novel therapeutic modality in the mouse LPS-induced ARDS model,” evaluated the use of NurOwn® (MSC-NTF cell) derived exosomes in a mouse model of acute respiratory distress syndrome (ARDS).
●	On February 9, 2021, we announced feedback from our Type-C Meeting with FDA to review specific aspects of our planned manufacturing modifications to support the development of a semi-automated manufacturing process for NurOwn® (MSC-NTF cells).

●	On March 24, 2021, we announced positive top-line data in our Phase 2 Study trial evaluating three repeated administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. The 28-week open-label Phase 2 clinical trial enrolled 20 primary and secondary PMS patients based on the 2017 revised McDonald Criteria, ages 18-65, with baseline Expanded Disability Status Scale (EDSS) scores between 3-6.5, without evidence of relapse within 6 months of enrollment, able to walk 25 feet in 60 seconds or less and were permitted to be on a stable dose of disease modifying therapy. Of the 20 patients enrolled, 18 were treated and 16 (80%) completed the study. Two patients discontinued related to procedure-related AEs. There were no study deaths or AEs related to multiple sclerosis worsening. The mean age of study patients was 47, 56% were female, and mean baseline EDSS score was 5.4. The clinical trial compared clinical efficacy outcomes with a 48-patient matched clinical cohort from the Comprehensive Longitudinal Investigations in MS at the Brigham & Woman’s Hospital (CLIMB Study). MS Function and Cognition measures in the top-line results included the timed 25-foot walk (T25FW); 9-hole peg test (9-HPT); Low Contrast Letter Acuity (LCLA); Symbol Digit Modality Test (SDMT); and the 12 item MS Walking Scale (MSWS-12). Prespecified response thresholds of 25% improvement in the T25FW and 9-HPT from baseline to 28 weeks were observed in 14% and 13% of NurOwn® treated patients, respectively, and were observed in 0% of the pre-specified matched historical controls in the CLIMB registry. Thirty eight percent of NurOwn® treated patients showed at least a 10-point improvement in the MSWS-12 from baseline to week 28, a patient-reported outcome that evaluates walking function. In addition, 47% of treated patients showed at least an 8-letter improvement across 28 weeks in the LCLA, a visual function test, and 67% showed at least a 3-point improvement in the SDMT, a measure of cognitive processing. In addition, NurOwn® treated patients showed a mean improvement from baseline of 10% in T25FW and a 4.8% improvement from baseline on the 9-HPT dominant hand, compared to 1.8% and 1.4% worsening respectively in matched historical controls from the CLIMB registry. Also, NurOwn® treated patients showed a 6% improvement from baseline in MSWS-12. All results reported are based on observed data. Cerebrospinal fluid (CSF) biomarkers were obtained at 3 consecutive time points, just prior to each intrathecal administration of NurOwn®. We observed increases in neuroprotective molecules (VEGF, HGF) and decreases in neuroinflammatory biomarkers (MCP-1, and Osteopontin) in the CSF samples. Additionally, we recently completed analyses of secondary efficacy data, and detailed CSF and blood biomarker analyses. As described further, below, we presented a detailed summary of the study outcomes at the 37th Congress of the European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS) on October 14, 2021 and intend to publish our findings in a peer-reviewed journal. We are currently considering how best to advance NurOwn® as an innovative treatment option in PMS.
●	On May 25, 2021, we presented preclinical data at the ISCT 2021 New Orleans Virtual Meeting demonstrating that intrathecal administration of NurOwn-derived exosomes resulted in statistically significant improvements in multiple lung parameters in a mouse model of acute respiratory distress syndrome (ARDS).
●	On June 15, 2021, we announced the expansion of our IP Portfolio with the grant and allowance of multiple patents and applications in major markets. These included EU patent No. 2880151, Hong-Kong patent No. HK1209453, Israel patent application No. 246943, Canadian patent application No. 2,937,305, U.S. patent No. 10,869,899, U.S. patent application No. 16/047,129. For more details, please refer to our “Intellectual Property” section below.
●	On July 27, 2021, we announced approval of GMP certification by the Israel Ministry of Health (MOH) for three state-of-the-art cleanrooms leased by the Company at the Tel Aviv Sourasky Medical Center (“Sourasky Hospital”). The GMP approval confirms that these cleanrooms are compliant with Israeli GMPs, which are aligned with European Union (EU) GMPs, and more than doubles the Company’s capacity to manufacture and ship NurOwn® into the EU and local Israeli markets.
●	On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the quarter ended December 31, 2021, the Company did not sell any shares of its Common Stock pursuant to the August 9, 2021, ATM.
●	On October 8, 2021, Dr. James Berry, Winthrop Family Scholar in ALS Sciences, Director of the Massachusetts General Hospital (MGH) multidisciplinary ALS clinic and Chief of the Division of ALS and Motor Neuron Diseases and principal investigator on the Phase 3 trial of NurOwn® in ALS, presented a poster titled “CSF biomarker correlations with primary outcome in NurOwn® Phase 3 clinical trial” at the 2021 Northeast Amyotrophic Lateral Sclerosis Consortium® (NEALS)

conference. The presentation highlighted changes in CSF biomarkers that demonstrate high accuracy in predicting the primary clinical outcome using an unbiased stepwise logistic regression analysis.
●	On October 14, 2021, Dr. Jeffery Cohen, Director of Experimental Therapeutics at the Cleveland Clinic Mellen Center for Multiple Sclerosis, presented findings from the Phase 2 PMS study as an oral presentation at the fully digital 37th Congress of the ECTRIMS. Data from the study showed that it achieved the primary endpoint of safety and tolerability. The data also showed a reduction of neuroinflammatory biomarkers and an increase in neuroprotective biomarkers in the CSF and consistent improvement across multiple sclerosis functional outcome measures, including measures of walking, upper extremity function, vision and cognition, with NurOwn® treatment.
●	On November 30, 2021, Dr. Jonathan Katz, principal investigator on the Phase 3 trial of NurOwn® in ALS, Chair of the Neurology Department and Director of the Forbes Norris ALS Clinic at the California Pacific Medical Center, presented new analyses from the trial at the 4th Annual ALS ONE Research Symposia. Pre-specified and post hoc analyses leveraging the published ENCALS model demonstrated a potential NurOwn-induced treatment effect on ALS disease progression in trial participants with less severe disease and showed that this effect was protected by randomization.
●	On December 7, 2021, Dr. Robert Brown, Director of the Program in Neurotherapeutics at the University of Massachusetts Medical School, and principal investigator in the Phase 3 trial of NurOwn® in ALS, presented at the 32nd International Symposium on ALS/MND. The presentation, titled “NurOwn® targets multiple disease pathways in ALS Phase 3 Trial” focused on biomarker data that suggest that NurOwn® drives significant changes in biomarkers across ALS disease pathways which may be important for achieving clinical outcomes.
●	On December 7, 2021, we finalized the technology transfer for NurOwn® manufacturing to Catalent, which allows for continuous supply of NurOwn® for future clinical trials and initial commercialization, if approved.
●	On December 13, 2021, we announced the peer reviewed publication of Phase 3 clinical data in Muscle and Nerve. The paper, entitled "A Randomized Placebo-Controlled Phase 3 Study of Mesenchymal Stem Cells Induced to Secrete High Levels of Neurotrophic Factors in Amyotrophic Lateral Sclerosis," reported data from the randomized, double-blind, placebo-controlled, Phase 3 trial evaluating the safety and efficacy of repeat doses of NurOwn® in patients with ALS. Although previously announced results showed that the trial did not reach statistical significance on the primary or secondary endpoints, pre-specified and post hoc analyses featured in the publication show a greater NurOwn-induced treatment effect across primary and secondary efficacy outcomes in trial participants with less advanced disease.
●	On December 27, 2021, the FDA recommended that Brainstorm submit an Expanded Access Protocol amendment to provide additional dosing of NurOwn® for these participants.
●	On January 27, 2022, Dr. Ralph Kern, President and Chief Medical Officer at Brainstorm Cell Therapeutics, gave a presentation titled “NurOwn® Phase 3 ALS Clinical Trial Update” at the Virtual 12th Annual California ALS Research Summit.
●	On March 16, 2022, Dr. Merit Cudkowicz, Chief of Neurology at Massachusetts General Hospital, Julieanne Dorn Professor of Neurology at Harvard Medical School, Director of the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital and principal investigator in the Phase 3 trial of NurOwn® in ALS, delivered a late breaking oral presentation at the 2022 Muscular Dystrophy and Association Clinical and Scientific Conference. The presentation, titled “Relationship UNC13A Single-Nucleotide Polymorphisms to Clinical Outcomes in NurOwn® Phase 3 ALS Clinical Trial” focused on pre-specified genetic analyses from the NurOwn® Phase 3 trial in ALS which suggests that NurOwn® treatment may influence disease progression in patients who possess the UNC13A risk allele.
●	On April 24-26, 2022, Dr. James Berry, Winthrop Family Scholar in ALS Sciences, Director of the Massachusetts General Hospital (MGH) multidisciplinary ALS clinic and Chief of the Division of ALS and Motor Neuron Diseases, Boston MA, presented a scientific abstract titled “CSF Biomarkers Evaluated by Principal Component Analysis in a NurOwn® Phase 3 Clinical Trial” at the AAN 2022 Virtual Congress.

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

Key findings from the trial were as follows:

●	NurOwn® was generally well tolerated in this population of rapidly progressing ALS patients.
●	While showing a numerical improvement in the treated group compared to placebo across the primary and key secondary efficacy endpoints, the trial did not reach statistically significant results.
●	The primary efficacy endpoint, a responder analysis evaluating the proportion of participants who experienced a 1.25 points per month improvement in the post-treatment ALSFRS-R slope compared to pre-treatment, was powered on assumed treatment response rates of 35% on NurOwn® versus 15% on Placebo. These estimates were based on available historical clinical trial data and the NurOwn® Phase 2 data. The primary endpoint was achieved in 32.6% of NurOwn® participants versus 27.7% for Placebo (p=0.453). Therefore, the trial met the expected ~35% NurOwn® treatment group efficacy response assumption, however the high placebo response exceeded the placebo response expected based on contemporary ALS trials.
●	The secondary efficacy endpoint measuring average change in ALSFRS-R total score from baseline to Week 28, was -5.52 with NurOwn® versus -5.88 on Placebo, a difference of 0.36 (p= 0.693).

●	In an important, pre-specified subgroup early in the disease course based on ALSFRS-R baseline score greater than 35, NurOwn® demonstrated a clinically meaningful treatment response across the primary and key secondary endpoints and remained consistent with our pre-trial, data-derived assumptions. In this subgroup, there were 34.6% responders who met the primary endpoint definition on NurOwn® and 15.6% on Placebo (p=0.288), and the average change from baseline to week 28 in ALSFRS-R total score was -1.77 on NurOwn® and -3.78 on Placebo (p=0.198), an improvement of 2.01 ALSFRS-R points favoring NurOwn®.
●	The NurOwn® Phase 3 trial enrolled a broad set of participants, including some with advanced ALS disease (ALSFRS-R≤25), making this trial subject to the impact of floor effects and reduced ALSFRS-R sensitivity. A post-hoc analysis was done using participants with baseline ALSFRS-R>25 for the primary endpoint and the % response for NurOwn® was 34.7% and 20.5% for Placebo, p=0.053. This analysis suggests a treatment effect with NurOwn® in participants with less advanced disease. Cerebrospinal fluid (CSF) biomarker analyses confirmed that treatment with NurOwn® resulted in a statistically significant increase of neurotrophic factors (VEGF) and reduction in neurodegenerative (neurofilament) and neuroinflammatory biomarkers (MCP-1) that was not observed in the placebo treatment group.
●	Pre-specified statistical modeling designed to predict clinical response with high sensitivity and specificity based on ALS biomarkers and ALS Function confirmed that NurOwn® treatment outcomes could be predicted by baseline ALS function as well as key CSF neurodegenerative and neuroinflammatory biomarkers.

On October 6, 2021, we announced that a scientific abstract titled “CSF biomarker correlations with primary outcome in NurOwn® Phase 3 clinical trial” would be presented as a scientific poster at the fully digital 2021 Northeast Amyotrophic Lateral Sclerosis Consortium® (NEALS) conference.  The presentation was delivered October 6 by James Berry, M.D. MPH, Winthrop Family Scholar in ALS Sciences, Director of the Massachusetts General Hospital (MGH) multidisciplinary ALS clinic and Chief of the Division of ALS and Motor Neuron Diseases, Boston MA.  The presentation highlighted CSF biomarkers that demonstrate high accuracy in predicting the primary clinical outcome using an unbiased stepwise logistic regression analysis.

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

We currently lease two GMP manufacturing facilities in Jerusalem, Israel at Hadassah Medical Center and in Tel Aviv at the Sourasky Medical Center to manufacture NurOwn®. These two facilities more than doubled our capacity to manufacture and ship NurOwn® into the EU and local Israeli markets.  In addition, we currently lease a GMP certified manufacturing facility in Jerusalem, Israel. On July 27, 2021, we announced the approval of GMP certification for a second production site in Israel from the Israel Ministry of Health (MOH) for three state-of-the-art cleanrooms leased by us at the Tel Aviv Sourasky Medical Center (“Sourasky Hospital”). The GMP approval confirms that these cleanrooms are compliant with Israeli GMPs, which are aligned with European Union (EU) GMPs, and more than doubles the Company’s capacity to manufacture and ship NurOwn® into the EU and local Israeli markets.  These partnerships will ensure an ongoing cGMP clinical supply of NurOwn® and enable us to provide rapid treatment access to patients if we obtain regulatory approval.

On December 7th, 2021, we and Catalent announced completion of technology transfer for NurOwn® manufacturing at the Catalent’s cell therapy facility in Houston, Texas.

Catalent Houston is currently manufacturing NurOwn® for the Expanded Access Program. As of March 31, 2022, the first two participants have been treated with NurOwn® that was manufactured at Catalent.

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

On February 22, 2021, we announced high-level FDA feedback on NurOwn® ALS Clinical Development Program. The FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that FDA is seeking to support a BLA. In addition, the FDA advised that this recommendation does not preclude the Company from proceeding with a BLA submission. We are in active consultation with principal investigators, ALS experts, expert statisticians, regulatory advisors, and ALS advocacy groups to find the best path forward to provide NurOwn® for ALS patients.

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

On December 27, 2021, we announced plans for a dosing extension of NurOwn® for participants who completed the Expanded Access Protocol. The FDA recommended that Brainstorm submit an EAP protocol amendment to provide additional dosing for these participants. Under the original EAP protocol, participants who had completed the Phase 3 NurOwn® trial and who met specific eligibility criteria had the opportunity to receive 3 doses of NurOwn®. Under the amended EAP protocol, these eligible participants will receive up to 3 additional doses. Data collected from the original EAP treatments informed the decision to move forward with additional doses for participants who completed it. Eligible participants are currently enrolling. As of May 31, 2022, the first two patients have been treated with NurOwn® manufactured at the Catalent Houston manufacturing site.

Patient Access Programs (ALS)

The Company, had worked collaboratively with the Tel Aviv Sourasky Medical Center (Ichilov Hospital), to treat ALS patients with NurOwn®, under the Israel Hospital Exemption (HE) regulatory pathway for Advanced Therapy Medicinal Products (ATMP), which was adopted by the Israeli MoH from the EMA regulation. Between Q1, 2019 and Q1, 2022, the Company enrolled and treated 12 ALS patients with NurOwn®, under the HE pathway. Thus far, the Company has received $3.4 million in gross proceeds in connection with the treatment of the aforementioned patients.

NurOwn® in Progressive Multiple Sclerosis (PMS)

On December 15, 2018, the FDA approved the Company’s IND to conduct a Phase 2 open-label trial of repeated intrathecal administration of NurOwn® in PMS (www.clinicaltrials.gov Identifier NCT03799718). The study entitled “A Phase 2, open-label, multicenter study to evaluate the safety and efficacy of repeated administration of NurOwn® (Autologous Mesenchymal Stem Cells Secreting Neurotrophic Factors; MSC-NTF cells) in participants with Progressive Multiple Sclerosis (PMS)” was designed to recruit 20 PMS participants at 5 leading U.S. Multiple Sclerosis centers.

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

In August 2021, the clinical trial independent Data Safety Monitoring Board (DSMB) for the U.S. Phase 2 PMS study issued an end-of-study statement concluding that, based on the data, the procedures and treatment involved in BCT-101-US were relatively safe and tolerable. Given that the study was “open-label” with no active comparator arm(s), it was not possible to evaluate efficacy, except through comparison to non-contemporaneous natural history data sets or to prior clinical trials of similar populations. Therefore, no evaluation of potential risk/benefit could be done.

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

On November 14, 2019, we received a $495,330 grant from the National Multiple Sclerosis Society, through its Fast Forward program, to advance Brainstorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with progressive Multiple Sclerosis. As of March 31, 2022, we received $396,264 on account of the grant.

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

On November 14, 2019, we were awarded a $495,330 grant from the National Multiple Sclerosis Society (NMSS), through its Fast Forward program, for serum and CSF biomarkers analysis in Brainstorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with PMS. As of March 31, 2022, we have received $396,264 out of the $495,330 awarded.

On April 3, 2020, we announced that our wholly owned subsidiary, Brainstorm Cell Therapeutics Ltd., has been awarded a new non-dilutive grant of approximately $1.5 million by the Israel Innovation Authority (“IIA”). The grant enables the Company to continue development of advanced cellular manufacturing capabilities, furthers development of MSC-NTF derived exosomes as a novel therapeutic platform, and will ultimately enable Brainstorm to expand the therapeutic pipeline in neurodegenerative disorders. As of March 31, 2022, we have received $1.3 million out of the $1.5 million awarded.

On June 9, 2020, we announced that The ALS Association and I AM ALS have awarded us a combined grant of $500,000 to support an ALS biomarker research study. The grant will be used to draw insights from data and samples collected from patients who participated in Brainstorm’s Phase 3 clinical trial and treated with NurOwn®, and to further the understanding of critical biomarkers associated with treatment response for people with ALS. As of March 31, 2022, we have received $200,000 out of $500,000 awarded.

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

On December 15, 2020, the Canadian Patent office sealed Patent No. 2,937,305 titled ‘Pharmaceutical composition comprising bone-marrow derived mesenchymal stem cells’. The granted claims include a pharmaceutical composition for NurOwn® (MSC-NTF cells, Mesenchymal Stem Cells secreting Neurotrophic Factors), comprising a culture medium as a carrier and an isolated population of differentiated bone marrow-derived MSCs that secrete neurotrophic factors

On December 22, 2020 the U.S. Patent and Trademark Office (USPTO) issued U.S. Patent No. 10,869,899 titled: Isolated cells and populations comprising same for the treatment of CNS diseases. Granted claims cover an isolated cell population secreting GDNF, a pharmaceutical composition comprising the isolated cells, and a device comprising the pharmaceutical composition, including a device that is adapted for administration of the isolated cell population into the spinal cord

On February 19, 2021, the Hong Kong patent office sealed Patent No. HK1209453 titled ‘Methods of Generating Mesenchymal Stem Cells which secrete Neurotrophic Factors’. Allowed claims cover the method for manufacturing MSC-NTF cells (NurOwn®).

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

On February 15, 2022, we announced that the Brazilian Patent Office granted patent application BR112015001435-6 titled: “A method of generating cells which secrete Brain Derived Neurotrophic Factor (BDNF), Glial Derived Neurotrophic Factor (GDNF), Hepatocyte Growth Factor (HGF) And Vascular Endothelial Growth Factor (VEGF), wherein said cells do not Secrete Nerve Growth Factor (NGF).” The granted claims cover a method of manufacturing MSC-NTF cells (NurOwn®).

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

On October 6, 2021 we announced that a scientific abstract titled “CSF biomarker correlations with primary outcome in NurOwn® Phase 3 clinical trial” was presented as a scientific poster at the fully digital 2021 Northeast Amyotrophic Lateral Sclerosis Consortium® (NEALS) conference.

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

On October 18, 2021, we announced the presentation of the poster titled, “Therapeutic Benefits of MSC-NTF (NurOwn®) Exosomes in Acute Lung Injury Models” at the NYSCF 2021 VIRTUAL Meeting. Results in both LPS and Bleomycin mouse models of acute lung injury showed that the beneficial effects of intratracheal administration of NurOwn-derived exosomes were superior to those of exosomes isolated from naïve mesenchymal stem cells in multiple parameters, including increase in blood oxygen saturation and reduction in lung pathology, inflammatory infiltration and levels of proinflammatory cytokines in bronchoalveolar lavage fluid (BALF), in addition to reduction of lung fibrosis in the Bleomycin model.

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

On December 7, 2021, Dr. Robert Brown, Director of the Program in Neurotherapeutics at the University of Massachusetts Medical School, and principal investigator in the Phase 3 trial of NurOwn® in ALS, presented at the 32nd International Symposium on ALS/MND.  The presentation, titled “NurOwn® targets multiple disease pathways in ALS Phase 3 Trial” focused on biomarker data that suggest that NurOwn® drives significant changes in biomarkers across ALS disease pathways which may be important for achieving clinical outcomes.

On January 27, 2022, Dr. Ralph Kern, President and Chief Medical Officer at Brainstorm Cell Therapeutics, gave a presentation titled “NurOwn® Phase 3 ALS Clinical Trial Update” at the virtual 12th Annual California ALS Research Summit.

On March 16, 2022, Dr. Merit Cudkowicz, Chief of Neurology at Massachusetts General Hospital, Julieanne Dorn Professor of Neurology at Harvard Medical School, Director of the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital and principal investigator in the Phase 3 trial of NurOwn® in ALS, delivered a late breaking oral presentation at the 2022 Muscular Dystrophy and Association Clinical and Scientific Conference.  The presentation, titled “Relationship UNC13A Single-Nucleotide Polymorphisms to Clinical Outcomes in NurOwn® Phase 3 ALS Clinical Trial” focused on pre-specified genetic analyses from the NurOwn® Phase 3 trial in ALS which suggests that NurOwn® treatment may influence disease progression in patients who possess the UNC13A risk allele.

On April 24-26, 2022, Dr. James Berry, Winthrop Family Scholar in ALS Sciences, Director of the Massachusetts General Hospital (MGH) multidisciplinary ALS clinic and Chief of the Division of ALS and Motor Neuron Diseases, Boston MA, presented a scientific abstract titled “CSF Biomarkers Evaluated by Principal Component Analysis in a NurOwn® Phase 3 Clinical Trial” at the AAN 2022 Virtual Congress.

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

Results of Operations

For the period from inception (September 22, 2000) until March 31, 2022, we did not generate any revenues from operations. In addition, we incurred operating costs and expenses of approximately $5,475,000 during the three months ended March 31, 2022, compared to $6,929,000 during the three months ended March 31, 2021.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the three months ended March 31, 2022 were $2,616,000, a decrease of $1,725,000 compared to $4,341,000 for the three months ended in March 31, 2021.

This decrease is due to: (i) a decrease of $2,539,000 in costs related to the Phase 3 and Phase 2 Clinical Trials from $3,063,000 in three months ended March 31, 2021 to $524,000 for the three months period ended March 31, 2022 and (ii) a decrease of $57,000 in connection with consultants, patents and other activities. This decrease was partially offset by (i) a decrease of $467,000 in participation of the Israel Innovation Authority (“IIA”) and under various awarded grants in 2021 and (ii) an increase of $404,000 for costs related to stock-based compensation expenses and payroll, travel, depreciation, rent and other costs.  Excluding participation from IIA and other grants, research and development expenses in the three months ended March 31, 2022 were $2,616,000, a decrease of $2,191,000 compared to $4,807,000 for the three months ended in March 31, 2021.

General and Administrative

General and administrative expenses for the three months ended March 31, 2022 and 2021 were $2,859,000 and $2,588,000, respectively. The increase in general and administrative expenses of $271,000 is primarily due to an increase in stock-based compensation, consultants, rent, public relations and other costs.

Financial Expenses

Financial income for the three months ended March 31, 2022 was $115,000 as compared to financial income of $267,000 for the three months ended March 31, 2021 as a result of interest earned on our cash, cash equivalents and short-term deposits and due to conversion exchange rates.

Net Loss

Net loss for the three months ended on March 31, 2022 was $5,360,000, as compared to a net loss of $6,662,000 for the three months ended March 31, 2021. Net loss per share for the three months ended March 31, 2022 and 2021 was $0.15 and $0.19, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended March 31, 2022 was 36,436,882, compared to 35,791,309 for the three months ended March 31, 2021.

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

Management expects that the Company will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. The Company has completed its Phase 3 ALS clinical trial. The Company currently has sufficient cash to complete its ongoing activities. Over the longer term, if the Company is granted a BLA approval, additional capital raise will be needed in connection with strategic partnerships and to commercialize NurOwn® for ALS, and to conduct additional trials for other indications. If the Company is not able to raise additional capital for these purposes, management may need to slow the pace of commercialization or the Company may not be able to continue to function as a going concern. The Company's consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via the ATM programs and through various grants. At March 31, 2022 cash, cash equivalents and short-term bank deposits amounted to $18,397,000.

Net cash used in operating activities for the three months ended March 31, 2022 was $3,688,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash used in investing activities for the three months ended March 31, 2022 was $17,000 representing net increase in short-term interest-bearing bank deposits and purchase of property and equipment.

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. During the three months ended March 31, 2022, the Company did not sell any shares of its Common Stock pursuant to the August 9, 2021, ATM.

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

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the three months ended March 31, 2022, the Company did not sell any shares of its Common Stock pursuant to the August 9, 2021, ATM.

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

We anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may incur debt, license certain intellectual property, and seek to sell additional equity or convertible securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of equity or convertible securities, these securities could have rights or preferences senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

*our ability to obtain funding from third parties, including any future collaborative partners;
*the scope, rate of progress and cost of our clinical trials and other research and development programs;
*the time and costs required to gain regulatory approvals;
*the terms and timing of any collaborative, licensing and other arrangements that we may establish;
*the costs of filing, prosecuting, defending and enforcing patents, patent applications, patent claims, trademarks and other intellectual property rights;
*any product liability or other lawsuits related to our product candidates;
*the expenses needed to attract and retain skilled personnel;
*the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;
*the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
*the general and administrative expenses related to being a public company;
*the effect of competition and market developments; and
*future pre-clinical and clinical trial results.

The full extent to which continuing concerns resulting from the COVID-19 pandemic will directly or indirectly impact our business, results of operations, financial condition, liquidity and capital resources will depend on future developments that are highly uncertain and cannot be accurately predicted at this time, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Our management team is actively monitoring this situation and the possible effects on our financial condition and liquidity.

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

While our significant accounting policies are described in more detail in the notes to our audited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and in this Quarterly Report on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Other Information.

During the quarter ended March 31, 2022, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

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

BRAINSTORM CELL THERAPEUTICS INC.

Date: May 16, 2022	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alla Patlis
Name: Alla Patlis
Title: Controller, Interim Chief Financial Officer (Principal Financial Officer)