Form 10-Q
period 2022-06-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2022-08-15
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022.

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

As of August 15, 2022, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 36,486,180.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “Brainstorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal quarter, statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2022 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to our need to raise additional capital, our ability to continue as a going concern, our plan to submit a BLA for NurOwn® for ALS to the FDA, acceptance for filing and review of our planned BLA for NurOwn® for ALS by the FDA, the FDA’s view that our NurOwn® for ALS product candidate has demonstrated adequate safety or effectiveness, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broad acceptance as a treatment option for ALS or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, disruptions in our business due to the COVID-19 outbreak and additional strains of COVID-19 or any other health epidemic, including our clinical development activities, the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, the current conflict in Ukraine, economic sanctions and economic slowdowns or recessions that may result from such developments and other factors described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2021. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2021 in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2022

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2022

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	June 30,	December 31,
	2022	2021

	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$9,005	$18,856
Short-term deposit (Note 4)	3,239	3,238
Other accounts receivable	117	86
Prepaid expenses and other current assets (Note 5)	445	1,100
Total current assets	12,806	23,280

Long-Term Assets:
Prepaid expenses and other long-term assets	27	27
Operating lease right of use asset (Note 6)	5,056	4,781
Property and Equipment, Net	1,072	1,189
Total Long-Term Assets	6,155	5,997

Total assets	$18,961	$29,277

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payables	$5,292	$3,700
Accrued expenses	44	83
Operating lease liability (Note 6)	1,478	1,461
Other accounts payables	1,032	1,073
Total current liabilities	7,846	6,317

Long-Term Liabilities:
Operating lease liability (Note 6)	3,264	3,618
Total long-term liabilities	3,264	3,618

Total liabilities	$11,110	$9,935

Stockholders’ Equity:
Stock capital: (Note 7)	12	12

Common Stock of $0.00005 par value - Authorized: 100,000,000 shares June 30, 2022 and December 31, 2021 respectively; Issued and outstanding: 36,486,180 and 36,401,413 shares at June 30, 2022 and December 31, 2021 respectively.

Additional paid-in-capital	193,900	192,990
Treasury stocks	(116)	(116)
Accumulated deficit	(185,945)	(173,544)
Total stockholders’ equity	7,851	19,342

Total liabilities and stockholders’ equity	$18,961	$29,277

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2022	2021	2022	2021

	Unaudited		Unaudited
Operating expenses:

Research and development, net (Note 8)	$7,729	$7,940	$5,113	$3,599
General and administrative	5,337	5,110	2,478	2,522

Operating loss	(13,066)	(13,050)	(7,591)	(6,121)

Financial expenses (income), net	(665)	(119)	550	148

Net loss	$(12,401)	$(12,931)	$(7,041)	$(6,269)

Basic and diluted net loss per share from continuing operations	$(0.34)	$(0.36)	$(0.19)	$(0.17)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	36,461,667	36,056,391	36,486,180	36,318,561

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number	Amount	capital	stocks	deficit	equity
Balance as of January 1, 2022	36,401,413	12	192,990	(116)	(173,544)	19,342

Stock-based compensation related to stock and options granted to directors and employees	84,767	*	505	—	—	505
Net loss	—	—	—	—	(5,360)	(5,360)
Balance as of March 31, 2022	36,486,180	12	193,495	(116)	(178,904)	14,487
Stock-based compensation related to stock and options granted to directors and employees	—	*	405	—	—	405
Net loss	—	—	—	—	(7,041)	(7,041)
Balance as of June 30, 2022	36,486,180	12	193,900	(116)	(185,945)	7,851

*    Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2022	2021	2022	2021
Cash flows from operating activities:

Net loss	$(12,401)	$(13,149)	$(7,041)	$(6,487)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	145	123	71	62
Stock-based compensation related to options granted to employees and directors	910	748	405	458
Finance lease expense (income)	(612)	(190)	(495)	103
Decrease in other accounts receivable and prepaid expenses	624	727	301	405
Increase (decrease) in trade payables	1,592	(2,417)	722	448
Decrease in other accounts payable and accrued expenses	(80)	(139)	(97)	(318)
Total net cash used in operating activities	$(9,822)	$(14,297)	$(6,134)	$(5,329)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2022	2021	2022	2021
Cash flows from investing activities:

Purchase of property and equipment	(28)	(58)	(19)	(28)
Changes in short-term deposit	(1)	(18)	7	(11)
Total net cash used in investing activities	$(29)	$(76)	$(12)	$(39)

Cash flows from financing activities:
Proceeds from exercise of options	—	5	—	—
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 7)	—	7,104	—	—
Total net cash provided by financing activities	$—	$7,109	$—	$—
Decrease in cash and cash equivalents	(9,851)	(7,264)	(6,146)	(5,368)

Cash and cash equivalents at the beginning of the period	$18,856	$37,829	$15,151	$35,933

Cash and cash equivalents at end of the period	$9,005	$30,565	$9,005	$30,565

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all of the research and development activities of the Company. BCT formed wholly-owned subsidiaries Brainstorm Cell Therapeutics UK Ltd. in the United Kingdom on February 19, 2013 (currently inactive), Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019.

The Common Stock is publicly traded on the Nasdaq Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. (“Ramot”) (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amyotrophic Lateral Sclerosis (ALS, also known as Lou Gehrig’s Disease), Progressive Multiple Sclerosis (PMS) and Alzheimer’s disease (AD). The Company developed a proprietary process, called NurOwn®, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.
C.	Since its inception, the Company has devoted substantially all of its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of June 30, 2022, the Company had an accumulated deficit of approximately $186 million. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain.

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

The Company believes its existing cash, together with its sales of common stock via its ATM program and other funding transactions, will be sufficient to fund its anticipated operating cash requirements for at least twelve months following the date of this filing. The Company currently has sufficient cash to execute on its ongoing operating activities. Management expects that the Company will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. If the Company submits a BLA for NurOwn® for ALS, filed by the U.S. Food and Drug Administration (FDA), and is granted approval by the FDA, additional capital raise will be needed to commercialize NurOwn® for ALS, and to conduct additional trials that may be needed for other indications. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for its product candidates along with cost to commercialize these product candidates.

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on its operations and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of June 30, 2022. These estimates may change, as new events occur and additional information is obtained.

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

Operating results for the three months and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 4 - SHORT TERM DEPOSITS

Short term deposits on June 30, 2022 and December 31, 2021 include bank deposits bearing annual interest rates varying from 0.15% to 1.66%, with maturities of up to 1.5 years as of June 30, 2022 and December 31, 2021.

NOTE 5 - PREPAID EXPENSES

As of June 30, 2022, and as of December 31, 2021, prepaid expenses include director’s insurance of $362 and $1,086, respectively.

NOTE 6 - LEASES

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at the beginning of the period of adoption. The Company leases facilities, clinical research rooms, and vehicles under operating leases.

As of June 30, 2022, the Company’s ROU assets and lease liabilities for operating leases totaled $5,056 and $4,742, respectively. The impact of adopting the new lease standard was not material to the Company’s condensed consolidated statement of operations for the periods presented.

Supplemental cash flow information related to operating leases was as follows (unaudited):

Six Months Ended
June 30,
2022
Cash payments for operating leases	$1,368

As of June 30, 2022, the Company’s operating leases had a weighted average remaining lease term of 3.48 years and a weighted average discount rate of 6.75%. Future lease payments under operating leases as of June 30, 2022 were as follows:

Operating
Leases
Remainder of 2022	731
2023	1,053
2024	1,395
2025	1,275
2026	196
Total future lease payments	4,650
Less imputed interest	(92)
Total lease liability balance	4,742

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

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020 ATM. As of June 30, 2022, the Company did not sell any shares of its Common Stock pursuant to the August 9, 2021, ATM.

Registered Direct Offering:

On March 6, 2020, the Company entered into and closed a $10.0 million registered direct offering of 1,250,000 shares of common stock at a per share purchase price equal to $8.00.  The purchaser also received a three-year warrant to purchase up to 250,000 shares of Common Stock at any exercise price of $15.00 per share.

Capital Raised Since Inception:

Since its inception through June 30, 2022, the Company has raised approximately $151 million gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

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

The 2004 Global Plan and 2005 U.S. Plan expired on November 25, 2014, and March 28, 2015, respectively. Grants that were made under the Prior Plans remain outstanding pursuant to their terms. The 2014 Plans were approved by the stockholders on August 14, 2014 (at which time the Company ceased to issue awards under each of the 2005 U.S. Plan and 2004 Global Plan) and amended on June 21, 2016, and November 29, 2018. Unless otherwise stated, option grants prior to August 14, 2014, were made pursuant to the Company’s Prior Plans, and grants issued on or after August 14, 2014, were made pursuant to the Company’s 2014 Plans, and expire on the tenth anniversary of the grant date. The 2014 Plans have a shared pool of 5,600,000 shares of Common Stock available for issuance. As of June 30, 2022, 3,037,962 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

Share-based compensation to employees and to directors:

Under the 2014 Plans, the Company may award stock options to certain employees, officers, directors, and/or service providers. The stock options vest in accordance with such conditions and restrictions determined by the GNC Committee.

These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified period. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. The Company granted 76,400 stock options during the six months ended June 30, 2022.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 – STOCK CAPITAL (Cont.):

A summary of the Company’s option activity related to options to employees and directors, and related information as of June 30, 2022, is as follows:

	For the Six months ended
	June 30, 2022
		Weighted
		average	Aggregate
	Amount of	exercise	intrinsic
	options *	price	value
		$	$
Outstanding at December 31, 2021	1,310,417	4.1734
Granted	76,400	1.5413
Outstanding at June 30, 2022	1,386,817	3.9706	—
Exercisable at June 30, 2022	1,082,192	3.0233	—

*    Represents Employee Stock Options only (not including RSUs).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on June 30, 2022, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

As of June 30, 2022, there was $828 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 1.46 years. Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the six months ended June 30, 2022 and 2021 amounted to $500 and $530, respectively.

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

			Weighted Average
			Remaining
	Number of Shares	Weighted Average	Contractual
	of Restricted	Grant Date Fair	Term
	Stock	Value	(Years)
Nonvested as of December 31, 2021	272,596	5.49	1.23
Granted	39,767	3.06
Vested	47,772	4.43
Nonvested as of June 30, 2022	264,591	5.32	1.11

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the six months ended June 30, 2022 and June 30, 2021 amounted to $410 and $222, respectively.

As of June 30, 2022, there was $529 of total unrecognized compensation cost related to non-vested restricted stock under the Plan. The cost is expected to be recognized over a weighted average period of 1.58 years.

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

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 - STOCK CAPITAL (Cont.):

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Six months ended
	June 30,
	2023	2022
Research and development	$173	$113
General and administrative	737	417
Total stock-based compensation expense	$910	$530

NOTE 8 - RESEARCH AND DEVELOPMENT, NET

Composition:

	Six months ended
	June 30,
	2022	2021
Research and development	$7,729	$8,620
Less: Participation by the Israel Innovation Authorities	—	(141)
Less: Participation by other grants	$—	$(539)
	7,729	7,940

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

NurOwn® has completed its Phase 3 ALS and Phase 2 PMS clinical trials. On November 17, 2020, we announced top-line data from our Phase 3 ALS trial. On March 24, 2021, we announced positive top-line data from our Phase 2 trial evaluating three repeated intrathecal administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. On June 24, 2020, we announced a new clinical program focused on the development of NurOwn® as a treatment for AD. On August 15, 2022, we announced our decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS.

Our wholly-owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (“Israeli Subsidiary”), holds exclusive rights to commercialize NurOwn® technology through a licensing agreement with Ramot (“Ramot”), the technology transfer company of Tel Aviv University, Israel.

NurOwn® has a strong and comprehensive intellectual property portfolio and was granted Fast Track designation by the FDA and Orphan Drug status by the FDA and the European Medicines Agency (EMA) for ALS. For more information, visit Brainstorm’s website at www.brainstorm-cell.com.

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

Recent Highlights

●	On July 23, 2020, we announced the results of a groundbreaking preclinical study of NurOwn® derived Exosome-based treatment for COVID-19 acute respiratory distress syndrome (ARDS). Intratracheal administration of exosomes extracted from MSC-NTF cells (NurOwn®) resulted in statistically significant improvement in multiple lung parameters in a mouse model. With this study, the Company successfully completed its first milestone in developing an innovative exosome-based platform-technology for the treatment of severe COVID-19 related infection.
●	On November 17, 2020, we announced top-line data from our Phase 3 ALS trial in the U.S. Results from the trial showed that NurOwn® was generally well tolerated in the population of rapidly progressing ALS patients. While showing a numerical improvement in the treated group compared to placebo across the primary and key secondary efficacy endpoints, the trial did not reach statistically significant results. In an important, pre-specified subgroup with early disease based on the ALSFRS-R baseline total score of 35, we believe NurOwn® demonstrated a clinically meaningful treatment response across the primary and key secondary endpoints and remained consistent with our pre-trial, data-derived assumption. In this subgroup, there were 34.6% responders who met the primary endpoint definition on NurOwn® and 15.6% on Placebo (p=0.288), and the average change from baseline to week 28 in ALSFRS-R total score was -1.77 on NurOwn® and -3.78 on Placebo (p=0.198), an improvement of 2.01 ALSFRS-R points favoring NurOwn®. No new safety concerns were identified. On February 22, 2021, we announced high-level FDA feedback on our NurOwn® ALS Clinical Development Program. The FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that FDA is seeking to support a Biologics License Application (BLA). In addition, the FDA advised that this recommendation does not preclude Brainstorm from proceeding with a BLA submission.
●	On January 20, 2021, we announced the peer-reviewed publication of a preclinical study in the journal Stem Cell and Research Therapy. The study, titled “MSC-NTF (NurOwn®) exosomes: a novel therapeutic modality in the mouse LPS-induced ARDS model,” evaluated the use of NurOwn® (MSC-NTF cell) derived exosomes in a mouse model of acute respiratory distress syndrome (ARDS).
●	On February 9, 2021, we announced feedback from our Type-C Meeting with FDA to review specific aspects of our planned manufacturing modifications to support the development of a semi-automated manufacturing process for NurOwn® (MSC-NTF cells).

●	On March 24, 2021, we announced positive top-line data in our Phase 2 Study trial evaluating three repeated administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. The 28-week open-label Phase 2 clinical trial enrolled 20 primary and secondary PMS patients based on the 2017 revised McDonald Criteria, ages 18-65, with baseline Expanded Disability Status Scale (EDSS) scores between 3-6.5, without evidence of relapse within 6 months of enrollment, able to walk 25 feet in 60 seconds or less and were permitted to be on a stable dose of disease modifying therapy. Of the 20 patients enrolled, 18 were treated and 16 (80%) completed the study. Two patients discontinued related to procedure-related AEs. There were no study deaths or AEs related to multiple sclerosis worsening. The mean age of study patients was 47, 56% were female, and mean baseline EDSS score was 5.4. The clinical trial compared clinical efficacy outcomes with a 48-patient matched clinical cohort from the Comprehensive Longitudinal Investigations in MS at the Brigham & Woman’s Hospital (CLIMB Study). MS Function and Cognition measures in the top-line results included the timed 25-foot walk (T25FW); 9-hole peg test (9-HPT); Low Contrast Letter Acuity (LCLA); Symbol Digit Modality Test (SDMT); and the 12 item MS Walking Scale (MSWS-12). Prespecified response thresholds of 25% improvement in the T25FW and 9-HPT from baseline to 28 weeks were observed in 14% and 13% of NurOwn® treated patients, respectively, and were observed in 0% of the pre-specified matched historical controls in the CLIMB registry. Thirty eight percent of NurOwn® treated patients showed at least a 10-point improvement in the MSWS-12 from baseline to week 28, a patient-reported outcome that evaluates walking function. In addition, 47% of treated patients showed at least an 8-letter improvement across 28 weeks in the LCLA, a visual function test, and 67% showed at least a 3-point improvement in the SDMT, a measure of cognitive processing. In addition, NurOwn® treated patients showed a mean improvement from baseline of 10% in T25FW and a 4.8% improvement from baseline on the 9-HPT dominant hand, compared to 1.8% and 1.4% worsening respectively in matched historical controls from the CLIMB registry. Also, NurOwn® treated patients showed a 6% improvement from baseline in MSWS-12. All results reported are based on observed data. Cerebrospinal fluid (CSF) biomarkers were obtained at 3 consecutive time points, just prior to each intrathecal administration of NurOwn®. We observed increases in neuroprotective molecules (VEGF, HGF) and decreases in neuroinflammatory biomarkers (MCP-1, and Osteopontin) in the CSF samples. Additionally, we recently completed analyses of secondary efficacy data, and detailed CSF and blood biomarker analyses. As described further, below, we presented a detailed summary of the study outcomes at the 37th Congress of the European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS) on October 14, 2021 and intend to publish our findings in a peer-reviewed journal. We are currently considering how best to advance NurOwn® as an innovative treatment option in PMS.
●	On May 25, 2021, we presented preclinical data at the ISCT 2021 New Orleans Virtual Meeting demonstrating that intrathecal administration of NurOwn-derived exosomes resulted in statistically significant improvements in multiple lung parameters in a mouse model of acute respiratory distress syndrome (ARDS).
●	On June 15, 2021, we announced the expansion of our IP Portfolio with the grant and allowance of multiple patents and applications in major markets. These included EU patent No. 2880151, Hong-Kong patent No. HK1209453, Israel patent application No. 246943, Canadian patent application No. 2,937,305, U.S. patent No. 10,869,899, U.S. patent application No. 16/047,129. For more details, please refer to our “Intellectual Property” section below.
●	On July 27, 2021, we announced approval of GMP certification by the Israel Ministry of Health (MOH) for three state-of-the-art cleanrooms leased by the Company at the Tel Aviv Sourasky Medical Center (“Sourasky Hospital”). The GMP approval confirms that these cleanrooms are compliant with Israeli GMPs, which are aligned with European Union (EU) GMPs, and more than doubles the Company’s capacity to manufacture and ship NurOwn® into the EU and local Israeli markets.
●	On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the quarter ended June 30, 2022, the Company did not sell any shares of its Common Stock pursuant to the August 9, 2021, ATM.

●	On October 8, 2021, Dr. James Berry, Winthrop Family Scholar in ALS Sciences, Director of the Massachusetts General Hospital (MGH) multidisciplinary ALS clinic and Chief of the Division of ALS and Motor Neuron Diseases and principal investigator on the Phase 3 trial of NurOwn® in ALS, presented a poster titled “CSF biomarker correlations with primary outcome in NurOwn® Phase 3 clinical trial” at the 2021 Northeast Amyotrophic Lateral Sclerosis Consortium® (NEALS) conference. The presentation highlighted changes in CSF biomarkers that demonstrate high accuracy in predicting the primary clinical outcome using an unbiased stepwise logistic regression analysis.
●	On October 14, 2021, Dr. Jeffery Cohen, Director of Experimental Therapeutics at the Cleveland Clinic Mellen Center for Multiple Sclerosis, presented findings from the Phase 2 PMS study as an oral presentation at the fully digital 37th Congress of the ECTRIMS. Data from the study showed that it achieved the primary endpoint of safety and tolerability. The data also showed a reduction of neuroinflammatory biomarkers and an increase in neuroprotective biomarkers in the CSF and consistent improvement across multiple sclerosis functional outcome measures, including measures of walking, upper extremity function, vision and cognition, with NurOwn® treatment.
●	On November 30, 2021, Dr. Jonathan Katz, principal investigator on the Phase 3 trial of NurOwn® in ALS, Chair of the Neurology Department and Director of the Forbes Norris ALS Clinic at the California Pacific Medical Center, presented new analyses from the trial at the 4th Annual ALS ONE Research Symposia. Pre-specified and post hoc analyses leveraging the published ENCALS model demonstrated a potential NurOwn-induced treatment effect on ALS disease progression in trial participants with less severe disease and showed that this effect was protected by randomization.
●	On December 7, 2021, Dr. Robert Brown, Director of the Program in Neurotherapeutics at the University of Massachusetts Medical School, and principal investigator in the Phase 3 trial of NurOwn® in ALS, presented at the 32nd International Symposium on ALS/MND. The presentation, titled “NurOwn® targets multiple disease pathways in ALS Phase 3 Trial” focused on biomarker data that suggest that NurOwn® drives significant changes in biomarkers across ALS disease pathways which may be important for achieving clinical outcomes.
●	On December 7, 2021, we finalized the technology transfer for NurOwn® manufacturing to Catalent, which allows for continuous supply of NurOwn® for future clinical trials and initial commercialization, if approved.
●	On December 13, 2021, we announced the peer reviewed publication of Phase 3 clinical data in Muscle and Nerve. The paper, titled “A Randomized Placebo-Controlled Phase 3 Study of Mesenchymal Stem Cells Induced to Secrete High Levels of Neurotrophic Factors in Amyotrophic Lateral Sclerosis,” reported data from the randomized, double-blind, placebo-controlled, Phase 3 trial evaluating the safety and efficacy of repeat doses of NurOwn® in patients with ALS. Although previously announced results showed that the trial did not reach statistical significance on the primary or secondary endpoints, pre-specified and post hoc analyses featured in the publication show a greater NurOwn®-induced treatment effect across primary and secondary efficacy outcomes in trial participants with less advanced disease.
●	On December 27, 2021, the FDA recommended that Brainstorm submit an Expanded Access Protocol amendment to provide additional dosing of NurOwn® for these participants.
●	On January 27, 2022, Dr. Ralph Kern, President and Chief Medical Officer at Brainstorm Cell Therapeutics, gave a presentation titled “NurOwn® Phase 3 ALS Clinical Trial Update” at the Virtual 12th Annual California ALS Research Summit.
●	On March 16, 2022, Dr. Merit Cudkowicz, Chief of Neurology at Massachusetts General Hospital, Julieanne Dorn Professor of Neurology at Harvard Medical School, Director of the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital and principal investigator in the Phase 3 trial of NurOwn® in ALS, delivered a late breaking oral presentation at the 2022 Muscular Dystrophy and Association Clinical and Scientific Conference. The presentation, titled “Relationship UNC13A Single-Nucleotide Polymorphisms to Clinical Outcomes in NurOwn® Phase 3 ALS Clinical Trial” focused on pre-specified genetic analyses from the NurOwn® Phase 3 trial in ALS which suggests that NurOwn® treatment may influence disease progression in patients who possess the UNC13A risk allele.
●	On April 24-26, 2022, Dr. James Berry, Winthrop Family Scholar in ALS Sciences, Director of the Massachusetts General Hospital (MGH) multidisciplinary ALS clinic and Chief of the Division of ALS and Motor Neuron Diseases, Boston MA, presented a scientific abstract titled “CSF Biomarkers Evaluated by Principal Component Analysis in a NurOwn® Phase 3 Clinical Trial” at the AAN 2022 Virtual Congress.

●	On May 4, 2022, Dr. Kim Thacker, Senior Vice President, Medical Affairs and Clinical Innovation at Brainstorm Cell Therapeutics presented a poster titled “MSC-NTF derived small extracellular vesicles display superior macrophage immunomodulation compared with vesicles derived from naïve MSCs” at the International Society of Cell & Gene Therapy (ISCT) 2022 Meeting in San Francisco, CA May 4-7. The presentation highlighted results of a preclinical study undertaken to understand the mechanisms underlying the superior preclinical efficacy of Exo MSC-NTF versus Exo-MSC in acute lung injury models.
●	On May 25, 2022, Dr. Ralph Kern, President and Chief Medical Officer at Brainstorm Cell Therapeutics delivered a presentation titled “Advancing novel CSF biomarkers to evaluate ALS target engagement & improve therapeutic outcomes” at the ALS Drug Development Summit, Boston MA. Dr. Kern also acted as Conference Chair on Day One of the ALS Drug Development Summit.
●	On May 26, 2022, Dr. Haggai Kaspi PhD presented a poster titled “Therapeutic effect of MSC-NTF exosomes in experimental bleomycin-induced lung injury” at the ISEV 2022 Annual Meeting, Lyon France. Results from a preclinical study demonstrating superior outcomes of exosomes derived from MSC-NTF cells compared to exosomes derived from MSC cells were presented.
●	On June 2, 2022, Jonathan Katz MD, of the California Pacific Medical Center, San Francisco, CA USA, presented insights into the ALS Phase 3 primary endpoint leveraging ENCALS model patient prognosis trajectories as a scientific poster at the European Network to Cure ALS (ENCALS) meeting in Edinburgh, Scotland June 1-3, 2022.
●	On June 2, 2022, Brainstorm Cell Therapeutics presented three scientific posters describing NurOwn’s effect on visual outcomes, and inflammatory CSF biomarkers from a Phase 2 trial, as well as data from an in vitro preclinical study evaluating the impact of concomitant use of Siponimod, an approved treatment for secondary progressive multiple sclerosis, on NurOwn neuroprotection at the Consortium of Multiple Sclerosis Centers (CMSC) meeting in National Harbor, Maryland, June 1-4, 2022.
●	Ralph Kern MD, MHSc, President and Chief Medical Officer, presented a poster titled “NurOwn (MSC-NTF Cells) Phase 2 Clinical Trial in Progressive MS: Effects on Monocular and Binocular Low Contrast Letter Acuity (LCLA) Outcomes”. This poster evaluated the impact of NurOwn therapy on visual outcomes (monocular and binocular LCLA) in progressive MS study participants in an open-label Phase 2 clinical trial in progressive MS (NCT03799718).
●	Christopher Lock, MD PhD, Stanford School of Medicine presented a poster titled “NurOwn (MSC-NTF) Phase 2 Clinical Trial in Progressive MS: Effects on CSF Inflammatory Biomarkers”. In this scientific poster, the effect of NurOwn treatment on CSF biomarkers in the Phase 2 clinical trial in progressive MS (NCT03799718) was described.
●	Sidney Spector MD PhD, Senior Vice President, Medical Affairs and Global Strategy at Brainstorm Cell Therapeutics presented a poster titled “NurOwn (MSC-NTF) Cells Maintain Neurotrophic and Immunomodulatory Effects with S1P Modulator Siponimod” describing the results of an in-vitro preclinical experiment evaluating the interaction of the S1P modulator Siponimod with MSC-NTF cell-induced neurite outgrowth in a human neuroblastoma cell line, and on the immunomodulatory effect on human activated peripheral blood mononuclear cells (PBMC).
●	On August 15, 2022, Brainstorm Cell Therapeutics announced its decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS.

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

NurOwn® ALS Clinical Program

We announced top-line data from the Phase 3 clinical trial of NurOwn® in ALS on November 17, 2020. We have been granted Fast Track designation by the U.S. Food and Drug Administration (“FDA”) for this indication, and have been granted Orphan Drug Status, in the U.S. and Europe, which provides us the potential for an extended period of exclusivity. On August 15, 2022, we announced our decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS.

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

Results of this Phase 2 Study were published in the peer reviewed Journal ‘Neurology’. The publication titled “NurOwn, Phase 2, Randomized, Clinical Trial in Patients with ALS: Safety, Clinical, and Biomarker Results” was published in December 2019.

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

Key findings from the trial were as follows (which include the update to the Muscle&Nerve 65(3):291-302 published on August 12, 2022):

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

On October 6, 2021, we announced that a scientific abstract titled ‘CSF biomarker correlations with primary outcome in NurOwn® Phase 3 clinical trial’ would be presented as a scientific poster at the fully digital 2021 Northeast Amyotrophic Lateral Sclerosis Consortium® (NEALS) conference.  The presentation was delivered October 6 by James Berry, M.D. MPH, Winthrop Family Scholar in ALS Sciences, Director of the Massachusetts General Hospital (MGH) multidisciplinary ALS clinic and Chief of the Division of ALS and Motor Neuron Diseases, Boston MA.  The presentation highlighted CSF biomarkers that demonstrate high accuracy in predicting the primary clinical outcome using an unbiased stepwise logistic regression analysis.

Decision to Submit BLA

New clinical analyses of NurOwn’s® Phase 3 clinical trial in ALS led to correction to the originally Muscle and Nerve publication in December 2021 and strengthened the Company’s original conclusions from the trial. The correction resulted in a statistically significant treatment difference (p=0.050) of more than 2 points for an important secondary endpoint, average change from baseline in ALSFRS-R, in the pre-specified efficacy subgroup of participants with a baseline score of at least 35. Analyses reported in the original publication utilized an efficacy model that unintentionally deviated from the trial’s pre-specified statistical analysis plan by erroneously incorporating interaction terms between the subgroup and treatment. The newly published results employ the efficacy model as pre-specified in the trial’s statistical analysis plan, correcting the analyses. The correction also relates to the other subgroup analyses published for this endpoint, demonstrating that all subgroups with ALSFRS-R baseline scores of at least 26 to 35 showed a statistically significant benefit following treatment with NurOwn® (p≤0.050).

On August 15, 2022, we announced the decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS.

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

On October 22, 2020, we announced a partnership with Catalent, the leading global provider of advanced delivery technologies, to manufacture NurOwn®, which has been evaluated for the treatment of ALS in our Phase 3 clinical trial. If our planned BLA submission is filed by the FDA and subsequently granted approval, Catalent will be our partner for manufacturing commercial quantities of NurOwn® to treat patients with ALS. Our technology transfer to Catalent has been successfully completed and will allow for continuous supply of NurOwn® for the Expanded Access program and for future clinical trials. Our partnership with R&D to help us establish in-house manufacturing capabilities will accelerate once a regulatory pathway is clear.

We currently lease two GMP manufacturing facilities in Jerusalem, Israel at Hadassah Medical Center and in Tel Aviv at the Sourasky Medical Center to manufacture NurOwn®. These two facilities more than doubled our capacity to manufacture and ship NurOwn® into the EU and local Israeli markets.  In addition, we currently lease a GMP certified manufacturing facility in Jerusalem, Israel. On July 27, 2021, we announced the approval of GMP certification for a second production site in Israel from the Israel Ministry of Health (MOH) for three state-of-the-art cleanrooms leased by us at the Tel Aviv Sourasky Medical Center (“Sourasky Hospital”). The GMP approval confirms that these cleanrooms are compliant with Israeli GMPs, which are aligned with European Union (EU) GMPs, and more than doubles the Company’s capacity to manufacture and ship NurOwn® into the EU and local Israeli markets.  These partnerships will ensure an ongoing cGMP clinical supply of NurOwn® and enable us to provide rapid treatment access to participants if we obtain regulatory approval.

On December 7th, 2021, we and Catalent announced completion of technology transfer for NurOwn® manufacturing at the Catalent’s cell therapy facility in Houston, Texas.

Catalent Houston is currently manufacturing NurOwn® for the Expanded Access Program. As of June 30, 2022, seven participants have been treated with NurOwn® that was manufactured at Catalent.

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

On December 27, 2021, we announced plans for a dosing extension of NurOwn® for participants who completed the Expanded Access Protocol. The FDA recommended that Brainstorm submit an EAP protocol amendment to provide additional dosing for these participants. Under the original EAP protocol, participants who had completed the Phase 3 NurOwn® trial and who met specific eligibility criteria had the opportunity to receive 3 doses of NurOwn®. Under the amended EAP protocol, these eligible participants will receive up to 3 additional doses. Data collected from the original EAP treatments informed the decision to move forward with additional doses for participants who completed it. Eligible participants are currently enrolling. As of June 30, 2022, seven participants have been treated with NurOwn® manufactured at the Catalent Houston manufacturing site.

Patient Access Programs (ALS)

The Company, had worked collaboratively with the Tel Aviv Sourasky Medical Center (Ichilov Hospital), to treat ALS patients with NurOwn®, under the Israel Hospital Exemption (HE) regulatory pathway for Advanced Therapy Medicinal Products (ATMP), which was adopted by the Israeli MoH from the EMA regulation. Between Q1, 2019 and Q2, 2022, the Company enrolled and treated 12 ALS patients with NurOwn®, under the HE pathway. Thus far, the Company has received $3.4 million in gross proceeds in connection with the treatment of the aforementioned patients.

NurOwn® in Progressive Multiple Sclerosis (PMS)

On December 15, 2018, the FDA approved the Company’s IND to conduct a Phase 2 open-label trial of repeated intrathecal administration of NurOwn® in PMS (www.clinicaltrials.gov Identifier NCT03799718). The study titled “A Phase 2, open-label, multicenter study to evaluate the safety and efficacy of repeated administration of NurOwn® (Autologous Mesenchymal Stem Cells Secreting Neurotrophic Factors; MSC-NTF cells) in participants with Progressive Multiple Sclerosis (PMS)” was designed to recruit 20 PMS participants at 5 leading U.S. Multiple Sclerosis centers.

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

On November 14, 2019, we received a $495,330 grant from the National Multiple Sclerosis Society, through its Fast Forward program, to advance Brainstorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with progressive Multiple Sclerosis. As of June 30, 2022, we received $396,264 on account of the grant.

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

On November 14, 2019, we were awarded a $495,330 grant from the National Multiple Sclerosis Society (NMSS), through its Fast Forward program, for serum and CSF biomarkers analysis in Brainstorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with PMS. As of June 30, 2022, we have received $396,264 out of the $495,330 awarded.

On April 3, 2020, we announced that our wholly owned subsidiary, Brainstorm Cell Therapeutics Ltd., has been awarded a new non-dilutive grant of approximately $1.5 million by the Israel Innovation Authority (“IIA”). The grant enables the Company to continue development of advanced cellular manufacturing capabilities, furthers development of MSC-NTF derived exosomes as a novel therapeutic platform, and will ultimately enable Brainstorm to expand the therapeutic pipeline in neurodegenerative disorders. As of June 30, 2022, we have received $1.3 million out of the $1.5 million awarded.

On June 9, 2020, we announced that The ALS Association and I AM ALS have awarded us a combined grant of $500,000 to support an ALS biomarker research study. The grant will be used to draw insights from data and samples collected from patients who participated in Brainstorm’s Phase 3 clinical trial and treated with NurOwn®, and to further the understanding of critical biomarkers associated with treatment response for people with ALS. As of June 30, 2022, we have received $200,000 out of $500,000 awarded.

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

On September 16, 2020, the Company announced that the Japanese Patent Office (JPO) has granted Brainstorm’s Japanese Patent No. 6,753,887, titled ‘Methods of Generating Mesenchymal Stem Cells Which Secrete Neurotrophic Factors’. The allowed claims cover a method of generating cells which secrete neurotrophic factors from human undifferentiated mesenchymal stem cells (MSCs) derived from the bone marrow of a single donor. The said neurotrophic factors includes: brain derived neurotrophic factor (BDNF); glial derived neurotrophic factor (GDNF); hepatocyte growth factor (HGF); and vascular endothelial growth factor (VEGF).

On December 15, 2020, the Canadian Patent office sealed Patent No. 2,937,305 titled ‘Pharmaceutical composition comprising bone-marrow derived mesenchymal stem cells’. The granted claims include a pharmaceutical composition for NurOwn® (MSC-NTF cells, Mesenchymal Stem Cells secreting Neurotrophic Factors), comprising a culture medium as a carrier and an isolated population of differentiated bone marrow-derived MSCs that secrete neurotrophic factors

On December 22, 2020 the U.S. Patent and Trademark Office (USPTO) issued U.S. Patent No. 10,869,899 titled ‘Isolated cells and populations comprising same for the treatment of CNS diseases’. Granted claims cover an isolated cell population secreting GDNF, a pharmaceutical composition comprising the isolated cells, and a device comprising the pharmaceutical composition, including a device that is adapted for administration of the isolated cell population into the spinal cord

On February 19, 2021, the Hong Kong patent office sealed Patent No. HK1209453 titled ‘Methods of Generating Mesenchymal Stem Cells which secrete Neurotrophic Factors’. Allowed claims cover the method for manufacturing MSC-NTF cells (NurOwn®).

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

On February 15, 2022, we announced that the Brazilian Patent Office granted patent application BR112015001435-6 titled ‘A method of generating cells which secrete Brain Derived Neurotrophic Factor (BDNF), Glial Derived Neurotrophic Factor (GDNF), Hepatocyte Growth Factor (HGF) and Vascular Endothelial Growth Factor (VEGF), wherein said cells do not Secrete Nerve Growth Factor (NGF)’. The granted claims cover a method of manufacturing MSC-NTF cells (NurOwn®).

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

On January 27, 2022, Dr. Ralph Kern, President and Chief Medical Officer at Brainstorm Cell Therapeutics, gave a presentation titled “NurOwn® Phase 3 ALS Clinical Trial Update” at the virtual 12th Annual California ALS Research Summit”.

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

On May 4, 2022, Dr. Kim Thacker, Senior Vice President, Medical Affairs and Clinical Innovation at Brainstorm Cell Therapeutics presented a poster titled “MSC-NTF derived small extracellular vesicles display superior macrophage immunomodulation compared with vesicles derived from naïve MSCs” at the International Society of Cell & Gene Therapy (ISCT) 2022 Meeting in San Francisco, CA May 4-7. The presentation highlighted results of a preclinical study undertaken to understand the mechanisms underlying the superior preclinical efficacy of Exo MSC-NTF versus Exo-MSC in acute lung injury models.

On May 26, 2022, Dr. Haggai Kaspi PhD presented a poster titled “Therapeutic effect of MSC-NTF exosomes in experimental bleomycin-induced lung injury” at the ISEV 2022 Annual Meeting, Lyon France. Results from a preclinical study demonstrating superior outcomes of exosomes derived from MSC-NTF cells compared to exosomes derived from MSC cells were presented.

On May 25, 2022, Dr. Ralph Kern, President and Chief Medical Officer at Brainstorm Cell Therapeutics delivered a presentation titled “Advancing novel CSF biomarkers to evaluate ALS target engagement & improve therapeutic outcomes” at the ALS Drug Development Summit, Boston MA. Dr. Kern also acted as Conference Chair on Day One of the ALS Drug Development Summit.

On June 2, 2022, Jonathan Katz MD, of the California Pacific Medical Center, San Francisco, CA USA, presented insights into the ALS Phase 3 primary endpoint leveraging ENCALS model patient prognosis trajectories as a scientific poster at the European Network to Cure ALS (ENCALS) meeting in Edinburgh, Scotland June 1-3, 2022.

On June 2, 2022, Brainstorm Cell Therapeutics presented three scientific posters describing NurOwn’s effect on visual outcomes, and inflammatory CSF biomarkers from a Phase 2 trial, as well as data from an in vitro preclinical study evaluating the impact of concomitant use of Siponimod, an approved treatment for secondary progressive multiple sclerosis, on NurOwn neuroprotection at the Consortium of Multiple Sclerosis Centers (CMSC) meeting in National Harbor, Maryland, June 1-4, 2022.

●	Ralph Kern MD, MHSc, President and Chief Medical Officer, presented a poster titled “NurOwn (MSC-NTF Cells) Phase 2 Clinical Trial in Progressive MS: Effects on Monocular and Binocular Low Contrast Letter Acuity (LCLA) Outcomes”. This poster evaluated the impact of NurOwn therapy on visual outcomes (monocular and binocular LCLA) in progressive MS study participants in an open-label Phase 2 clinical trial in progressive MS (NCT03799718).
●	Christopher Lock, MD PhD, Stanford School of Medicine presented a poster titled “NurOwn (MSC-NTF) Phase 2 Clinical Trial in Progressive MS: Effects on CSF Inflammatory Biomarkers”. In this scientific poster, the effect of NurOwn treatment on CSF biomarkers in the Phase 2 clinical trial in progressive MS (NCT03799718) was described.
●	Sidney Spector MD PhD, Senior Vice President, Medical Affairs and Global Strategy at Brainstorm Cell Therapeutics presented a poster titled “NurOwn (MSC-NTF) Cells Maintain Neurotrophic and Immunomodulatory Effects with S1P Modulator Siponimod” describing the results of an in-vitro preclinical experiment evaluating the interaction of the S1P modulator Siponimod with MSC-NTF cell-induced neurite outgrowth in a human neuroblastoma cell line, and on the immunomodulatory effect on human activated peripheral blood mononuclear cells (PBMC).

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

Results of Operations

For the period from inception (September 22, 2000) until June 30, 2022, we did not generate any revenues from operations. In addition, we incurred operating costs and expenses of approximately $7,591,000 during the three months ended June 30, 2022, compared to $6,121,000 during the three months ended June 30, 2021. We incurred operating costs and expenses of approximately $13,066,000 during the six months ended June 30, 2022, compared to $13,050,000 during the six months ended June 30, 2021.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the three months ended June 30, 2022 were $5,113,000, an increase of $1,514,000 compared to $3,599,000 for the three months ended in June 30, 2021.

This increase is due to: (i) an increase of $1,416,000 in costs related to the EAP and commercial preparation expenses from $1,665,000 in three months ended June 30, 2021 to $3,081,000 for the three months period ended June 30, 2022; (ii) an increase of $391,000 in connection with materials, travel, depreciation, rent and other activities and (iii) a decrease of $214,000 in participation of the Israel Innovation Authority (“IIA”) and under various awarded grants in 2022. This increase was partially offset by (i) a decrease of $417,000 for costs related to stock-based compensation expenses and payroll and (ii) a decrease of $90,000 in connection with consultants, patents and other costs.  Excluding participation from IIA and other grants, research and development expenses in the three months ended June 30, 2022 were $5,113,000, an increase of $1,300,000 compared to $3,813,000 for the three months ended in June 30, 2021.

Our research and development expenditures, net in the six months ended June 30, 2022 were $7,729,000, a decrease of $211,000 compared to $7,940,000 for the six months ended in June 30, 2021.

This decrease is due to: (i) a decrease of $1,123,000 in costs related to the Phase 3 and Phase 2 Clinical Trials from $4,728,000 in six months ended June 30, 2021 to $3,605,000 for the six months period ended June 30, 2022; (ii) and decrease of $385,000 in connection with payroll expenses, consultants, patents and other activities from $3,272,000 in six months ended June 30, 2021 to $2,887,000 for the six months period ended June 30, 2022 This decrease was partially offset by (i) an increase of $948,000 for costs related to stock-based compensation expenses, materials, depreciation, travel, rent and other activities and (ii) a decrease of $349,000 in participation of the Israel Innovation Authority (“IIA”).

General and Administrative

General and administrative expenses for the three months ended June 30, 2022 and 2021 were $2,478,000 and $2,522,000, respectively. The decrease in general and administrative expenses of $44,000 is primarily due to a decrease in payroll and other costs.

General and administrative expenses for the six months ended June 30, 2022 and 2021 were $5,337,000 and $5,110,000, respectively. The increase in general and administrative expenses of $227,000 is primarily due to increase for costs related to stock-based compensation expenses, consultants, PR activities, travel, rent and other activities. This increase was partially offset by a decrease in payroll cost.

Financial Expenses

Financial expense for the three months ended June 30, 2022 and 2021 was $550,000 and $148,000, respectively, as a result of interest earned on our cash, cash equivalents and short-term deposits and due to conversion exchange rates.

Financial income for the six months ended June 30, 2022 was $665,000 as compared to financial income of $119,000 for the six months ended June 30, 2021 as a result of interest earned on our cash, cash equivalents and short-term deposits and due to conversion exchange rates.

Net Loss

Net loss for the three months ended on June 30, 2022 was $7,041,000, as compared to a net loss of $6,269,000 for the three months ended June 30, 2021. Net loss per share for the three months ended June 30, 2022 and 2021 was $0.19 and $0.17, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended June 30, 2022 was 36,486,180, compared to 36,318,561 for the three months ended June 30, 2021.

Net loss for the six months ended on June 30, 2022 was $12,401,000, as compared to a net loss of $12,931,000 for the six months ended June 30, 2021. Net loss per share for the six months ended June 30, 2022 and 2021 was $0.34 and $0.36, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the six months ended June 30, 2022 was 36,461,667, compared to 36,056,391 for the six months ended June 30, 2021.

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

Management expects that the Company will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. The Company has completed its Phase 3 ALS clinical trial. The Company currently has sufficient cash to complete its ongoing activities. Over the longer term, if the Company submits a BLA for NurOwn® for ALS, filed by the FDA, and is granted approval by the FDA, additional capital raise will be needed in connection with strategic partnerships and to commercialize NurOwn® for ALS, and to conduct additional trials for other indications. If the Company is not able to raise additional capital for these purposes, management may need to slow the pace of commercialization or the Company may not be able to continue to function as a going concern. The Company's consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via the ATM programs and through various grants. At June 30, 2022 cash, cash equivalents and short-term bank deposits amounted to $12,244,000. We believe our existing cash, together with our sales of common stock via our ATM program and other funding transactions, will be sufficient to fund its anticipated operating cash requirements for at least twelve months following the date of this filing.

Net cash used in operating activities for the six months ended June 30, 2022 was $9,822,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash used in investing activities for the three months ended June 30, 2022 was $12,000 representing net increase in short-term interest-bearing bank deposits and purchase of property and equipment.

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. During the six months ended June 30, 2022, the Company did not sell any shares of its Common Stock pursuant to the August 9, 2021, ATM.

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

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the three months ended June 30, 2022, the Company did not sell any shares of its Common Stock pursuant to the August 9, 2021, ATM.

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

We believe our existing cash, together with our sales of common stock via our ATM program and other funding transactions, will be sufficient to fund our anticipated operating cash requirements for at least twelve months following the date of this filing. We currently have sufficient cash to execute on our operating activities. We expect that we will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. If we are granted a BLA approval, additional capital raise will be needed to commercialize NurOwn® for ALS, and to conduct additional trials that may be needed for other indications. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our product candidates along with cost to commercialize these product candidates.

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
*the effect of competition and market developments; and
*future preclinical and clinical trial results.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than the additional risk factor[s] below, there have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Rising inflation rates could negatively impact our operations if our costs increase, our net income would be adversely affected, and the adverse impact may be material.

Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks.

Continuing concerns resulting from the pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases, could have a material adverse impact on our business, financial condition and results of operations, including our preclinical studies and clinical trials.

Continuing concerns resulting from the pandemic caused by the novel strain of coronavirus, SARS-CoV 2 (COVID-19) disease, including the emergence of new variants, has currently impacted and may continue to adversely impact our business, including our preclinical studies and clinical trials. In December 2019, a novel strain of coronavirus, surfaced in Wuhan, China. Since then, COVID-19 has spread worldwide, significantly impacting the United States, Europe and Israel, where the Company conducts its operations, as well as its clinical trials for NurOwn®. In response to the spread of COVID-19 and to ensure safety of employees and continuity of business operations, we closed our offices, with our administrative employees continuing their work remotely and limited the number of staff in any given research and development laboratory. Our research and development laboratory in Israel and manufacturing sites in U.S. and in Israel remain open. Although the COVID-19 pandemic persists, we have begun to implement return-to-office plans for our workforce. We believe that certain of our employees have benefited from the ability to work remotely and may be resistant to calls to return to work in our offices. To the extent that we have less remote work opportunities and less flexibility than our competitors, our ability to attract and retain talent may be materially and adversely affected. If we are unsuccessful in our efforts to balance our workplace productivity, and employee engagement, our business will suffer.

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

Even though we have obtained fast track designation for NurOwn® for the treatment of ALS in the United States and we may apply for fast track designation for other product candidates, fast track designation by the FDA may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for FDA fast track designation for a particular indication. The FDA has granted fast track designation for NurOwn® for the treatment of ALS and we may seek fast track designation for certain other of our current or future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates. If granted, fast track designation makes a product eligible for more frequent interactions with FDA to discuss the development plan and clinical trial design, as well as rolling review of the application, which means that the company can submit completed sections of its marketing application for review prior to completion of the entire submission. Marketing applications of products candidates with fast track designation may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide any assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any fast track designation at any time.

We may seek approval of our product candidates, where applicable, under the FDA’s accelerated approval pathway.  This pathway may not lead to a faster development, regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We may seek approval of our product candidates, where applicable, under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

Even though we have obtained orphan drug designation for NurOwn for the treatment of ALS in the United States and EU and we may apply for orphan drug designation for other product candidates, we may not be able to obtain such designations or maintain the benefits associated with orphan drug status, including orphan drug marketing exclusivity.

Regulatory authorities in some jurisdictions, including the United States and European Union, may designate drugs or biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In order to obtain orphan drug designation, the request must be made before submitting an NDA or BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval of that particular product for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including an NDA or BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs or biologics for use in treating the same indication or disease or the same biologic for a different indication or disease during the exclusivity period. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product or orphan drug exclusivity can be overcome if a subsequent applicant demonstrates clinical superiority over our product.

In the European Union, the Committee for Orphan Medicinal Products of the EMA grants orphan designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition, which either affects not more than five in 10,000 persons in the European Union, or products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that the medicine would generate sufficient return to justify the necessary investment in its development. In each case, there must be no satisfactory method of diagnosis, prevention, or treatment which is authorized for marketing in the European Union, or, if a method exists, the product would be of significant benefit to those affected by the condition.

We have obtained from the FDA and EMA orphan drug designations for NurOwn® for the treatment of ALS. We may seek orphan drug designation for other product candidates. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective, if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products. In addition, although we may seek orphan drug designation for other product candidates, we may never receive such designations. Any failure to obtain, maintain or otherwise recognize the benefits of orphan drug designation for our products or product candidates could have a material adverse effect on our prospects.

On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation to require that a sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in FDARA would apply in cases where FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If our NurOwn® stem cell therapy does not demonstrate safety and efficacy sufficient to obtain regulatory approval, it may not receive regulatory approval and we will be unable to market it.

The therapeutic treatment development and regulatory approval process is expensive, uncertain and time-consuming. As part of the regulatory process, we are conducting clinical trials, for our NurOwn® stem cell therapy to demonstrate safety and efficacy in humans to meet the requirements of the FDA and regulatory authorities in other countries. We have completed our Phase 3 ALS trial and announced on February 2021 that the FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that FDA is seeking to support a BLA. On August 15, 2022, we announced the decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS. Upon our planned submission of the BLA, the FDA could issue a “refusal to file” letter on the basis that the BLA was not sufficiently complete to permit a substantive review. If we fail to obtain regulatory approval for our NurOwn® stem cell therapy, we will be unable to market and sell it and we may never be profitable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2022, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The following documents are filed as exhibits to this report:

Incorporated by Reference Herein
Exhibit Number	Description	Filed (or Furnished) with this Form 10-Q	Form	Exhibit & File No.	Date Filed

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix B File No. 333-61610	November 20, 2006
3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 15, 2014.		Form 8-K	Exhibit 3.1 File No. 000-54365	September 16, 2014
3.3	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated August 31, 2015.		Form 8-K	Exhibit 3.1 File No. 001-366641	September 4, 2015
3.4	ByLaws of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix C File No. 333-61610	November 20, 2006
3.5	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007.		Form 8-K	Exhibit 3.1 File No. 333-61610	March 27, 2007
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*Filed herewith

‡Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: August 15, 2022	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alla Patlis
Name: Alla Patlis
Title: Controller, Interim Chief Financial Officer (Principal Financial Officer)