Form 10-Q
period 2022-09-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2022-11-14
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.

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

As of November 14, 2022, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 36,541,779.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “Brainstorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal quarter, statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2022 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to our need to raise additional capital, our ability to continue as a going concern, our plan to  address the refusal to file letter we received from the FDA in response to our submission of a BLA for NurOwn® for ALS to the FDA, acceptance for filing and review of our BLA for NurOwn® for ALS by the FDA, the FDA’s view that our NurOwn® for ALS product candidate has demonstrated adequate safety or effectiveness, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broad acceptance as a treatment option for ALS or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, disruptions in our business due to the COVID-19 outbreak and additional strains of COVID-19 or any other health epidemic, including our clinical development activities, the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, the current conflict in Ukraine, economic sanctions and economic slowdowns or recessions that may result from such developments and other factors described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2021. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2021 in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2022

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2022

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	September 30,	December 31,
	2022	2021
	Unaudited	Audited

	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$4,144	$18,856
Short-term deposit (Note 4)	3,249	3,238
Other accounts receivable	58	86
Prepaid expenses and other current assets (Note 5)	51	1,100
Total current assets	7,502	23,280

Long-Term Assets:
Prepaid expenses and other long-term assets	23	27
Operating lease right of use asset (Note 6)	4,726	4,781
Property and Equipment, Net	1,003	1,189
Total Long-Term Assets	5,752	5,997

Total assets	$13,254	$29,277

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payables	$6,395	$3,700
Accrued expenses	58	83
Operating lease liability (Note 6)	1,460	1,461
Other accounts payables	1,035	1,073
Total current liabilities	8,948	6,317

Long-Term Liabilities:
Operating lease liability (Note 6)	2,918	3,618
Total long-term liabilities	2,918	3,618

Total liabilities	$11,866	$9,935

Stockholders’ Equity:
Stock capital: (Note 7)	12	12

Common Stock of $0.00005 par value - Authorized: 100,000,000 shares September 30, 2022 and December 31, 2021 respectively; Issued and outstanding: 36,541,779 and 36,401,413 shares at September 30, 2022 and December 31, 2021 respectively.

Additional paid-in-capital	194,295	192,990
Treasury stocks	(116)	(116)
Accumulated deficit	(192,803)	(173,544)
Total stockholders’ equity	1,388	19,342

Total liabilities and stockholders’ equity	$13,254	$29,277

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2022	2021	2022	2021

	Unaudited		Unaudited
Operating expenses:

Research and development, net (Note 8)	$11,505	$11,558	$3,776	$3,618
General and administrative	8,402	6,769	3,065	1,659

Operating loss	(19,907)	(18,327)	(6,841)	(5,277)

Financial expenses (income), net	(648)	(60)	17	59

Net loss	$(19,259)	$(18,267)	$(6,858)	$(5,336)

Basic and diluted net loss per share from continuing operations	$(0.53)	$(0.51)	$(0.19)	$(0.15)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	36,472,372	36,140,130	36,493,432	36,304,878

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number	Amount	capital	stocks	deficit	equity
Balance as of January 1, 2022	36,401,413	12	192,990	(116)	(173,544)	19,342

Stock-based compensation related to stock and options granted to directors and employees	84,767	*	505	—	—	505
Net loss	—	—	—	—	(5,360)	(5,360)
Balance as of March 31, 2022	36,486,180	12	193,495	(116)	(178,904)	14,487
Stock-based compensation related to stock and options granted to directors and employees	—	*	405	—	—	405
Net loss	—	—	—	—	(7,041)	(7,041)
Balance as of June 30, 2022	36,486,180	12	193,900	(116)	(185,945)	7,851
Stock-based compensation related to stock and options granted to directors and employees	55,599	*	395	—	—	395
Net loss	—	—	—	—	(6,858)	(6,858)
Balance as of September 30, 2022	36,541,779	12	194,295	(116)	(192,803)	1,388

*    Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2022	2021	2022	2021
Cash flows from operating activities:

Net loss	$(19,259)	$(18,267)	$(6,858)	$(5,336)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	215	190	70	67
Stock-based compensation related to options granted to employees and directors	1,305	726	395	196
Finance lease expense (income)	(646)	(182)	(34)	8
Decrease in other accounts receivable and prepaid expenses	1,081	1,243	457	516
Increase (decrease) in trade payables	2,695	(2,678)	1,103	(261)
Decrease in other accounts payable and accrued expenses	(63)	(1,789)	17	(1,650)
Total net cash used in operating activities	$(14,672)	$(20,757)	$(4,850)	$(6,460)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2022	2021	2022	2021
Cash flows from investing activities:

Purchase of property and equipment	(29)	(295)	(1)	(237)
Changes in short-term deposit	(11)	1,915	(10)	1,933
Total net cash used in investing activities	$(40)	$1,620	$(11)	$1,696

Cash flows from financing activities:
Proceeds from exercise of options	—	5	—	—
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 7)	—	6,998	—	(106)
Total net cash provided by (used in) financing activities	$—	$7,003	$—	$(106)
Decrease in cash and cash equivalents	(14,712)	(12,134)	(4,861)	(4,870)

Cash and cash equivalents at the beginning of the period	$18,856	$37,829	$9,005	$30,565

Cash and cash equivalents at end of the period	$4,144	$25,695	$4,144	$25,695

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all of the research and development activities of the Company. BCT formed wholly-owned subsidiaries Brainstorm Cell Therapeutics UK Ltd. in the United Kingdom on February 19, 2013 (currently inactive), Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019.

The Common Stock is publicly traded on the Nasdaq Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. (“Ramot”) (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amyotrophic Lateral Sclerosis (ALS, also known as Lou Gehrig’s Disease), Progressive Multiple Sclerosis (PMS) and Alzheimer’s disease (AD). The Company developed a proprietary process, called NurOwn®, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.
C.	Since its inception, the Company has devoted substantially all of its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of September 30, 2022, the Company had an accumulated deficit of approximately $193 million. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain.

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

Such conditions raise substantial doubts about the Company's ability to continue as a going concern. Management’s plan includes raising funds from outside potential investors via its ATM program and other potential funds as mentioned. However, as mentioned above, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on its operations and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of September 30, 2022. These estimates may change, as new events occur and additional information is obtained.

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

Operating results for the three months and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

NOTE 4 - SHORT TERM DEPOSITS

Short term deposits on September 30, 2022 and December 31, 2021 include bank deposits bearing annual interest rates varying from 0.15% to 1.66%, with maturities of up to 1.25 years as of September 30, 2022 and December 31, 2021.

NOTE 5 - PREPAID EXPENSES

As of September 30, 2022, the prepaid expenses included mostly rent prepayments for our offices of $36. As of December 31, 2021, the prepaid expenses mostly included director’s insurance of $1,086.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 6 - LEASES

As of September 30, 2022, the Company’s ROU assets and lease liabilities for operating leases totaled $4,726 and $4,378, respectively.

Supplemental cash flow information related to operating leases was as follows (unaudited):

Nine Months Ended
September 30,
2022
Cash payments for operating leases	$2,045

As of September 30, 2022, the Company’s operating leases had a weighted average remaining lease term of 3.32 years and a weighted average discount rate of 6.75%. Future lease payments under operating leases as of September 30, 2022 were as follows:

Operating
Leases
Remainder of 2022	351
2023	1,037
2024	1,378
2025	1,147
2026	193
Total future lease payments	4,106
Less imputed interest	(272)
Total lease liability balance	4,378

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

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020 ATM. As of September 30, 2022, the Company did not sell any shares of its Common Stock pursuant to the August 9, 2021, ATM.

Registered Direct Offering:

On March 6, 2020, the Company entered into and closed a $10.0 million registered direct offering of 1,250,000 shares of common stock at a per share purchase price equal to $8.00. The purchaser also received a three-year warrant to purchase up to 250,000 shares of Common Stock at any exercise price of $15.00 per share.

Capital Raised Since Inception:

Since its inception through September 30, 2022, the Company has raised approximately $151 million gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

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

The 2004 Global Plan and 2005 U.S. Plan expired on November 25, 2014, and March 28, 2015, respectively. Grants that were made under the Prior Plans remain outstanding pursuant to their terms. The 2014 Plans were approved by the stockholders on August 14, 2014 (at which time the Company ceased to issue awards under each of the 2005 U.S. Plan and 2004 Global Plan) and amended on June 21, 2016, and November 29, 2018. Unless otherwise stated, option grants prior to August 14, 2014, were made pursuant to the Company’s Prior Plans, and grants issued on or after August 14, 2014, were made pursuant to the Company’s 2014 Plans, and expire on the tenth anniversary of the grant date. The 2014 Plans have a shared pool of 5,600,000 shares of Common Stock available for issuance. As of September 30, 2022, 2,802,063 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

Share-based compensation to employees and to directors:

Under the 2014 Plans, the Company may award stock options to certain employees, officers, directors, and/or service providers. The stock options vest in accordance with such conditions and restrictions determined by the GNC Committee.

These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified period. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. The Company granted 245,700 stock options during the nine months ended September 30, 2022.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 – STOCK CAPITAL (Cont.):

A summary of the Company’s option activity related to options to employees and directors, and related information as of September 30, 2022, is as follows:

	For the Nine months ended
	September 30, 2022
		Weighted
		average	Aggregate
	Amount of	exercise	intrinsic
	options *	price	value
		$	$
Outstanding at December 31, 2021	1,310,417	4.1734
Granted	245,700	3.2975
Cancelled	(46,000)	6.3965
Outstanding at September 30, 2022	1,510,117	3.9632	689,808
Exercisable at September 30, 2022	1,087,608	3.0232	1,519,182

*    Represents Employee Stock Options only (not including RSUs).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on September 30, 2022, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

As of September 30, 2022, there was $1,104 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 1.92 years. Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the nine months ended September 30, 2022 and 2021 amounted to $740 and $726, respectively.

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

			Weighted Average
			Remaining
	Number of Shares	Weighted Average	Contractual
	of Restricted	Grant Date Fair	Term
	Stock	Value	(Years)
Nonvested as of December 31, 2021	272,596	5.49	1.23
Granted	95,366	3.66
Vested	100,641	5.84
Nonvested as of September 30, 2022	267,321	4.70	1.36

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the nine months ended September 30, 2022 and September 30, 2021 amounted to $565 and $119, respectively.

As of September 30, 2022, there was $745 of total unrecognized compensation cost related to non-vested restricted stock under the Plan. The cost is expected to be recognized over a weighted average period of 1.99 years.

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

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 - STOCK CAPITAL (Cont.):

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Nine months ended
	September 30,
	2022	2021
Research and development	$286	$265
General and administrative	1,019	461
Total stock-based compensation expense	$1,305	$726

NOTE 8 - RESEARCH AND DEVELOPMENT, NET

Composition:

	Nine months ended
	September 30,
	2022	2021
Research and development	$11,705	$12,222
Less: Participation by grants	$(200)	$(664)
	11,505	11,558

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

NurOwn® has completed its Phase 3 ALS and Phase 2 PMS clinical trials. On November 17, 2020, we announced top-line data from our Phase 3 ALS trial. On March 24, 2021, we announced positive top-line data from our Phase 2 trial evaluating three repeated intrathecal administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. On June 24, 2020, we announced a new clinical program focused on the development of NurOwn® as a treatment for AD. On August 15, 2022, we announced our decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS. On November 10, 2022, we announced that we had received a refusal to file (“RTF”) letter from the FDA regarding our BLA. The FDA indicated that we may request a Type A meeting to discuss the content of the RTF letter, and we intend to request this meeting with the FDA.

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

Recent Highlights

●	On July 23, 2020, we announced the results of a groundbreaking preclinical study of NurOwn® derived Exosome-based treatment for COVID-19 acute respiratory distress syndrome (ARDS). Intratracheal administration of exosomes extracted from MSC-NTF cells (NurOwn®) resulted in statistically significant improvement in multiple lung parameters in a mouse model. With this study, the Company successfully completed its first milestone in developing an innovative exosome-based platform-technology for the treatment of severe COVID-19 related infection.
●	On November 17, 2020, we announced top-line data from our Phase 3 ALS trial in the U.S. Results from the trial showed that NurOwn® was generally well tolerated in the population of rapidly progressing ALS patients. While showing a numerical improvement in the treated group compared to placebo across the primary and key secondary efficacy endpoints, the trial did not reach statistically significant results. In an important, pre-specified subgroup with early disease based on the ALSFRS-R baseline total score of 35, we believe NurOwn® demonstrated a clinically meaningful treatment response across the primary and key secondary endpoints and remained consistent with our pre-trial, data-derived assumption. In this subgroup, there were 34.6% responders who met the primary endpoint definition on NurOwn® and 15.6% on Placebo (p=0.288), and the average change from baseline to week 28 in ALSFRS-R total score was -1.77 on NurOwn® and -3.78 on Placebo (p=0.198), an improvement of 2.01 ALSFRS-R points favoring NurOwn®. No new safety concerns were identified. On February 22, 2021, we announced high-level FDA feedback on our NurOwn® ALS Clinical Development Program. The FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that FDA is seeking to support a Biologics License Application (BLA). In addition, the FDA advised that this recommendation does not preclude Brainstorm from proceeding with a BLA submission.
●	On January 20, 2021, we announced the peer-reviewed publication of a preclinical study in the journal Stem Cell and Research Therapy. The study, titled “MSC-NTF (NurOwn®) exosomes: a novel therapeutic modality in the mouse LPS-induced ARDS model,” evaluated the use of NurOwn® (MSC-NTF cell) derived exosomes in a mouse model of acute respiratory distress syndrome (ARDS).
●	On February 9, 2021, we announced feedback from our Type-C Meeting with FDA to review specific aspects of our planned manufacturing modifications to support the development of a semi-automated manufacturing process for NurOwn® (MSC-NTF cells).

●	On March 24, 2021, we announced positive top-line data in our Phase 2 Study trial evaluating three repeated administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. The 28-week open-label Phase 2 clinical trial enrolled 20 primary and secondary PMS patients based on the 2017 revised McDonald Criteria, ages 18-65, with baseline Expanded Disability Status Scale (EDSS) scores between 3-6.5, without evidence of relapse within 6 months of enrollment, able to walk 25 feet in 60 seconds or less and were permitted to be on a stable dose of disease modifying therapy. Of the 20 patients enrolled, 18 were treated and 16 (80%) completed the study. Two patients discontinued related to procedure-related AEs. There were no study deaths or AEs related to multiple sclerosis worsening. The mean age of study patients was 47, 56% were female, and mean baseline EDSS score was 5.4. The clinical trial compared clinical efficacy outcomes with a 48-patient matched clinical cohort from the Comprehensive Longitudinal Investigations in MS at the Brigham & Woman’s Hospital (CLIMB Study). MS Function and Cognition measures in the top-line results included the timed 25-foot walk (T25FW); 9-hole peg test (9-HPT); Low Contrast Letter Acuity (LCLA); Symbol Digit Modality Test (SDMT); and the 12 item MS Walking Scale (MSWS-12). Prespecified response thresholds of 25% improvement in the T25FW and 9-HPT from baseline to 28 weeks were observed in 14% and 13% of NurOwn® treated patients, respectively, and were observed in 0% of the pre-specified matched historical controls in the CLIMB registry. Thirty eight percent of NurOwn® treated patients showed at least a 10-point improvement in the MSWS-12 from baseline to week 28, a patient-reported outcome that evaluates walking function. In addition, 47% of treated patients showed at least an 8-letter improvement across 28 weeks in the LCLA, a visual function test, and 67% showed at least a 3-point improvement in the SDMT, a measure of cognitive processing. In addition, NurOwn® treated patients showed a mean improvement from baseline of 10% in T25FW and a 4.8% improvement from baseline on the 9-HPT dominant hand, compared to 1.8% and 1.4% worsening respectively in matched historical controls from the CLIMB registry. Also, NurOwn® treated patients showed a 6% improvement from baseline in MSWS-12. All results reported are based on observed data. Cerebrospinal fluid (CSF) biomarkers were obtained at 3 consecutive time points, just prior to each intrathecal administration of NurOwn®. We observed increases in neuroprotective molecules (VEGF, HGF) and decreases in neuroinflammatory biomarkers (MCP-1, and Osteopontin) in the CSF samples. Additionally, we recently completed analyses of secondary efficacy data, and detailed CSF and blood biomarker analyses. As described further, below, we presented a detailed summary of the study outcomes at the 37th Congress of the European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS) on October 14, 2021. The data from the Phase 2 trial of NurOwn® was published in the peer reviewed Multiple Sclerosis Journal. The publication, entitled “Evaluation of neurotrophic factor secreting mesenchymal stem cells in progressive multiple sclerosis” summarized results from the Phase 2, single-arm, open-label study which demonstrated NurOwn®’s tolerability and provided preliminary evidence of its activity in people with progressive MS. Biomarker analyses confirmed NurOwn®’s proposed mechanism of action by showing consistent treatment activity in neuroinflammation and neuroprotection pathways. We are currently considering how best to advance NurOwn® as an innovative treatment option in PMS.
●	On May 25, 2021, we presented preclinical data at the ISCT 2021 New Orleans Virtual Meeting demonstrating that intrathecal administration of NurOwn-derived exosomes resulted in statistically significant improvements in multiple lung parameters in a mouse model of acute respiratory distress syndrome (ARDS).
●	On June 15, 2021, we announced the expansion of our IP Portfolio with the grant and allowance of multiple patents and applications in major markets. These included EU patent No. 2880151, Hong-Kong patent No. HK1209453, Israel patent application No. 246943, Canadian patent application No. 2,937,305, U.S. patent No. 10,869,899, U.S. patent application No. 16/047,129. For more details, please refer to our “Intellectual Property” section below.
●	On July 27, 2021, we announced approval of GMP certification by the Israel Ministry of Health (MOH) for three state-of-the-art cleanrooms leased by the Company at the Tel Aviv Sourasky Medical Center (“Sourasky Hospital”). The GMP approval confirms that these cleanrooms are compliant with Israeli GMPs, which are aligned with European Union (EU) GMPs, and more than doubles the Company’s capacity to manufacture and ship NurOwn® into the EU and local Israeli markets.
●	On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the quarter ended September 30, 2022, the Company did not sell any shares of its Common Stock pursuant to the August 9, 2021, ATM.

●	On October 8, 2021, Dr. James Berry, Winthrop Family Scholar in ALS Sciences, Director of the Massachusetts General Hospital (MGH) multidisciplinary ALS clinic and Chief of the Division of ALS and Motor Neuron Diseases and principal investigator on the Phase 3 trial of NurOwn® in ALS, presented a poster titled “CSF biomarker correlations with primary outcome in NurOwn® Phase 3 clinical trial” at the 2021 Northeast Amyotrophic Lateral Sclerosis Consortium® (NEALS) conference. The presentation highlighted changes in CSF biomarkers that demonstrate high accuracy in predicting the primary clinical outcome using an unbiased stepwise logistic regression analysis.
●	On October 14, 2021, Dr. Jeffery Cohen, Director of Experimental Therapeutics at the Cleveland Clinic Mellen Center for Multiple Sclerosis, presented findings from the Phase 2 PMS study as an oral presentation at the fully digital 37th Congress of the ECTRIMS. Data from the study showed that it achieved the primary endpoint of safety and tolerability. The data also showed a reduction of neuroinflammatory biomarkers and an increase in neuroprotective biomarkers in the CSF and consistent improvement across multiple sclerosis functional outcome measures, including measures of walking, upper extremity function, vision and cognition, with NurOwn® treatment.
●	On November 30, 2021, Dr. Jonathan Katz, principal investigator on the Phase 3 trial of NurOwn® in ALS, Chair of the Neurology Department and Director of the Forbes Norris ALS Clinic at the California Pacific Medical Center, presented new analyses from the trial at the 4th Annual ALS ONE Research Symposia. Pre-specified and post hoc analyses leveraging the published ENCALS model demonstrated a potential NurOwn-induced treatment effect on ALS disease progression in trial participants with less severe disease and showed that this effect was protected by randomization.
●	On December 7, 2021, Dr. Robert Brown, Director of the Program in Neurotherapeutics at the University of Massachusetts Medical School, and principal investigator in the Phase 3 trial of NurOwn® in ALS, presented at the 32nd International Symposium on ALS/MND. The presentation, titled “NurOwn® targets multiple disease pathways in ALS Phase 3 Trial” focused on biomarker data that suggest that NurOwn® drives significant changes in biomarkers across ALS disease pathways which may be important for achieving clinical outcomes.
●	On December 7, 2021, we finalized the technology transfer for NurOwn® manufacturing to Catalent, which allows for continuous supply of NurOwn® for future clinical trials and initial commercialization, if approved.
●	On December 13, 2021, we announced the peer reviewed publication of Phase 3 clinical data in Muscle and Nerve. The paper, titled “A Randomized Placebo-Controlled Phase 3 Study of Mesenchymal Stem Cells Induced to Secrete High Levels of Neurotrophic Factors in Amyotrophic Lateral Sclerosis,” reported data from the randomized, double-blind, placebo-controlled, Phase 3 trial evaluating the safety and efficacy of repeat doses of NurOwn® in patients with ALS. Although previously announced results showed that the trial did not reach statistical significance on the primary or secondary endpoints, pre-specified and post hoc analyses featured in the publication show a greater NurOwn®-induced treatment effect across primary and secondary efficacy outcomes in trial participants with less advanced disease.
●	On December 27, 2021, the FDA recommended that Brainstorm submit an Expanded Access Protocol amendment to provide additional dosing of NurOwn® for these participants.
●	On January 27, 2022, Dr. Ralph Kern, President and Chief Medical Officer at Brainstorm Cell Therapeutics, gave a presentation titled “NurOwn® Phase 3 ALS Clinical Trial Update” at the Virtual 12th Annual California ALS Research Summit.
●	On March 16, 2022, Dr. Merit Cudkowicz, Chief of Neurology at Massachusetts General Hospital, Julieanne Dorn Professor of Neurology at Harvard Medical School, Director of the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital and principal investigator in the Phase 3 trial of NurOwn® in ALS, delivered a late breaking oral presentation at the 2022 Muscular Dystrophy and Association Clinical and Scientific Conference. The presentation, titled “Relationship UNC13A Single-Nucleotide Polymorphisms to Clinical Outcomes in NurOwn® Phase 3 ALS Clinical Trial” focused on pre-specified genetic analyses from the NurOwn® Phase 3 trial in ALS which suggests that NurOwn® treatment may influence disease progression in patients who possess the UNC13A risk allele.
●	On April 24-26, 2022, Dr. James Berry, Winthrop Family Scholar in ALS Sciences, Director of the Massachusetts General Hospital (MGH) multidisciplinary ALS clinic and Chief of the Division of ALS and Motor Neuron Diseases, Boston MA, presented a scientific abstract titled “CSF Biomarkers Evaluated by Principal Component Analysis in a NurOwn® Phase 3 Clinical Trial” at the AAN 2022 Virtual Congress.

●	On May 4, 2022, Dr. Kim Thacker, Senior Vice President, Medical Affairs and Clinical Innovation at Brainstorm Cell Therapeutics presented a poster titled “MSC-NTF derived small extracellular vesicles display superior macrophage immunomodulation compared with vesicles derived from naïve MSCs” at the International Society of Cell & Gene Therapy (ISCT) 2022 Meeting in San Francisco, CA May 4-7. The presentation highlighted results of a preclinical study undertaken to understand the mechanisms underlying the superior preclinical efficacy of Exo MSC-NTF versus Exo-MSC in acute lung injury models.
●	On May 25, 2022, Dr. Ralph Kern, President and Chief Medical Officer at Brainstorm Cell Therapeutics delivered a presentation titled “Advancing novel CSF biomarkers to evaluate ALS target engagement & improve therapeutic outcomes” at the ALS Drug Development Summit, Boston MA. Dr. Kern also acted as Conference Chair on Day One of the ALS Drug Development Summit.
●	On May 26, 2022, Dr. Haggai Kaspi PhD presented a poster titled “Therapeutic effect of MSC-NTF exosomes in experimental bleomycin-induced lung injury” at the ISEV 2022 Annual Meeting, Lyon France. Results from a preclinical study demonstrating superior outcomes of exosomes derived from MSC-NTF cells compared to exosomes derived from MSC cells were presented.
●	On June 2, 2022, Jonathan Katz MD, of the California Pacific Medical Center, San Francisco, CA USA, presented insights into the ALS Phase 3 primary endpoint leveraging ENCALS model patient prognosis trajectories as a scientific poster at the European Network to Cure ALS (ENCALS) meeting in Edinburgh, Scotland June 1-3, 2022.
●	On June 2, 2022, Brainstorm Cell Therapeutics presented three scientific posters describing NurOwn’s effect on visual outcomes, and inflammatory CSF biomarkers from a Phase 2 trial, as well as data from an in vitro preclinical study evaluating the impact of concomitant use of Siponimod, an approved treatment for secondary progressive multiple sclerosis, on NurOwn neuroprotection at the Consortium of Multiple Sclerosis Centers (CMSC) meeting in National Harbor, Maryland, June 1-4, 2022.
●	Ralph Kern MD, MHSc, President and Chief Medical Officer, presented a poster titled “NurOwn (MSC-NTF Cells) Phase 2 Clinical Trial in Progressive MS: Effects on Monocular and Binocular Low Contrast Letter Acuity (LCLA) Outcomes”. This poster evaluated the impact of NurOwn therapy on visual outcomes (monocular and binocular LCLA) in progressive MS study participants in an open-label Phase 2 clinical trial in progressive MS (NCT03799718).
●	Christopher Lock, MD PhD, Stanford School of Medicine presented a poster titled “NurOwn (MSC-NTF) Phase 2 Clinical Trial in Progressive MS: Effects on CSF Inflammatory Biomarkers”. In this scientific poster, the effect of NurOwn treatment on CSF biomarkers in the Phase 2 clinical trial in progressive MS (NCT03799718) was described.
●	Sidney Spector MD PhD, Senior Vice President, Medical Affairs and Global Strategy at Brainstorm Cell Therapeutics presented a poster titled “NurOwn (MSC-NTF) Cells Maintain Neurotrophic and Immunomodulatory Effects with S1P Modulator Siponimod” describing the results of an in-vitro preclinical experiment evaluating the interaction of the S1P modulator Siponimod with MSC-NTF cell-induced neurite outgrowth in a human neuroblastoma cell line, and on the immunomodulatory effect on human activated peripheral blood mononuclear cells (PBMC).
●	On August 15, 2022, Brainstorm Cell Therapeutics announced a correction was made to the data published in Muscle & Nerve in December 2021 describing the results of NurOwn’s® Phase 3 clinical trial in ALS following new clinical analyses which strengthen the Company’s original conclusions from the trial. The correction was published in an Erratum to the original manuscript and resulted in a statistically significant treatment difference (p=0.050) of more than 2 points for an important secondary endpoint, average change from baseline in ALSFRS-R, in the pre-specified efficacy subgroup of participants with a baseline score of at least 35. Analyses reported in the original publication utilized an efficacy model that unintentionally deviated from the trial’s pre-specified statistical analysis plan by erroneously incorporating interaction terms between the subgroup and treatment. The newly published results, which includes supporting information to the publication, employ the efficacy model as pre-specified in the trial’s statistical analysis plan, correcting the analyses. The correction also relates to the other subgroup analyses published for this endpoint, demonstrating that all subgroups with ALSFRS-R baseline scores of at least 26 to 35 showed a statistically significant benefit following treatment with NurOwn® (p≤0.050).
●	On August 15, 2022, Brainstorm Cell Therapeutics announced its decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS.

●	On September 15, 2022, Brainstorm Cell Therapeutics announced the peer reviewed publication of data from the Phase 2 trial of NurOwn® in progressive multiple sclerosis (“MS”) in the Multiple Sclerosis Journal. The publication, entitled “Evaluation of neurotrophic factor secreting mesenchymal stem cells in progressive multiple sclerosis” summarized results from the Phase 2, single-arm, open-label study which demonstrated NurOwn®’s tolerability and provided preliminary evidence of its activity in people with progressive MS. Biomarker analyses confirmed NurOwn®’s proposed mechanism of action by showing consistent treatment activity in neuroinflammation and neuroprotection pathways.
●	On October 7, 2022, Brainstorm Cell Therapeutics presented new biomarker analyses from NurOwn’s Phase 3 ALS Trial at the ALS ONE Research Symposium. The presentation was delivered by Dr. Stacy Lindborg, Chief Development Officer at Brainstorm, and entitled, “The Relationship between CSF Biomarkers and Efficacy of Treatment with NurOwn (MSC-NTF cells).” The new analyses looked at the trajectory of biomarkers for the subgroups of participants with baseline ALSFRS-R scores >25 and ≤25, those most likely to be impacted by the floor effect of the scale. Decreases in neuroinflammatory and neurodegenerative markers and increases in neuroprotective markers in NurOwn treated participants compared to placebo were observed in both subgroups. These results indicate that NurOwn had similar biological effects on ALS participants regardless of the level of disease progression at baseline.
●	On October 20, 2022, Brainstorm Cell Therapeutics announced that a scientific abstract titled “NurOwn (MSC-NTF) Phase 2 Clinical Trial in Progressive MS: Effects on CSF Neuroprotective Biomarkers” would be presented at the 38th Congress of the ECTRIMS, held from October 26-28 in Amsterdam, NL. Cerebrospinal fluid (“CSF”) biomarker analyses from the phase 2 progressive MS clinical trial demonstrate that intrathecal NurOwn treatment resulted in robust increases in CSF neuroprotective biomarkers, consistent with the proposed mechanism of action, and provide important biological context for the observed clinical trial outcomes. The poster was presented by Jeffrey Cohen, MD, Hazel Prior Hostetler Endowed Chair and Professor of Neurology, Cleveland Clinic Lerner College of Medicine, Director, Experimental Therapeutics, Mellen Center for MS Treatment and Research.
●	On November 7, 2022, Brainstorm Cell Therapeutics announced that a scientific poster titled “Further Analysis of NurOwn Phase 3 Data Based on Baseline ALSFRS-R Status Clarifies Treatment Outcomes” was presented at the 2022 NEALS Meeting, held November 1-3, 2022 in Clearwater Beach, Florida. The presentation titled, “The Relationship between CSF Biomarkers and Efficacy of Treatment with NurOwn (MSC-NTF cells)” was delivered by Dr. Stacy Lindborg, Chief Development Officer at Brainstorm, and Merit Cudkowicz, MD, MSC, Chief of Neurology at Massachusetts General Hospital, Julieanne Dorn Professor of Neurology at Harvard Medical School, and Director of the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital. New post hoc analyses were presented that account for ALSFRS-R floor effects and add to the robust body of evidence supporting a clinically meaningful treatment effect with NurOwn in ALS. To better understand the true effect of treatment with NurOwn compared to placebo, two post-hoc sensitivity analysis methods were used to identify and remove participants from analyses that were most likely to be impacted by the floor effect. These methods were: (1) Total Score Threshold (TST), which removed participants with ALSFRS-R scores ≤ 25; and (2) Item Level Threshold (ITL), which removed participants with a baseline score of 0 or 1 in at least 5 of 6 of the ALSFRS-R’s Fine and Gross Motor scale items. Applying the TST and ITL sensitivity analysis methods resulted in the exclusion of 23% (n=44) and 16% (n=30) of trial participants from analyses, respectively. Both the TST and ILT sensitivity analysis methods show that, after controlling for the impact of the ALSFRS-R floor effect, participants treated with NurOwn had a higher rate of clinical response (primary endpoint) and less function lost across 28 weeks (secondary endpoint), compared to placebo. Additional post-hoc analyses published for the secondary endpoint (average change from baseline in ALSFRS-R), showed a statistically significant benefit following treatment with NurOwn in all subgroups with ALSFRS-R baseline total score of at least 26 to 35 (p≤0.050). These analyses were included in a correction made to the Muscle and Nerve publication (December 2021) and were broadly discussed with the ALS community for the first time at the NEALS meeting.
●	On November 10, 2022, Brainstorm Cell Therapeutics announced that it had received a RTF letter from the FDA regarding its BLA for NurOwn® for the treatment of ALS. The FDA informed the Company that its BLA is not sufficiently complete to enable a substantive review and that the FDA would therefore not file the BLA. The FDA indicated that the Company may request a Type A meeting to discuss the content of the RTF letter, and the Company intends to request this meeting with the FDA.

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

NurOwn® ALS Clinical Program

We announced top-line data from the Phase 3 clinical trial of NurOwn® in ALS on November 17, 2020. We have been granted Fast Track designation by the U.S. Food and Drug Administration (“FDA”) for this indication, and have been granted Orphan Drug Status, in the U.S. and Europe, which provides us the potential for an extended period of exclusivity. On August 15, 2022, we announced our decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS. On November 10, 2022, we announced that we had received a RTF letter from the FDA regarding our BLA. The FDA indicated that we may request a Type A meeting to discuss the content of the RTF letter, and we intend to request this meeting with the FDA.

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

The first two open-label trials were approved by the Israeli MoH. The first-in-human trial, a Phase 1 safety and efficacy trial of NurOwn® administered either intramuscularly or intrathecally in 12 ALS patients, was initiated in June 2011. In the Phase 2 dose-escalating study, 14 ALS patients were administered NurOwn® by a combined route of intramuscular and intrathecal administration. These studies demonstrated the tolerability of NurOwn® by both routes of administration and showed preliminary signs of activity.

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

Key findings from the trial were as follows (which include the update to the data published in Muscle & Nerve 65(3):291-302 on August 12, 2022):

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

Decision to Submit BLA

New clinical analyses of NurOwn’s® Phase 3 clinical trial in ALS led to a correction to the data originally published in Muscle & Nerve in December 2021 and strengthened the Company’s original conclusions from the trial. The correction resulted in a statistically significant treatment difference (p=0.050) of more than 2 points for an important secondary endpoint, average change from baseline in ALSFRS-R, in the pre-specified efficacy subgroup of participants with a baseline score of at least 35. Analyses reported in the original publication utilized an efficacy model that unintentionally deviated from the trial’s pre-specified statistical analysis plan by erroneously incorporating interaction terms between the subgroup and treatment. The newly published results employ the efficacy model as pre-specified in the trial’s statistical analysis plan, correcting the analyses. The correction also relates to the other subgroup analyses published for this endpoint, demonstrating that all subgroups with ALSFRS-R baseline scores of at least 26 to 35 showed a statistically significant benefit following treatment with NurOwn® (p≤0.050).

On August 15, 2022, we announced the decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS. On November 10, 2022, we announced that we had received a RTF letter from the FDA regarding our BLA. The FDA indicated that we may request a Type A meeting to discuss the content of the RTF letter, and we intend to request this meeting with the FDA.

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

Catalent Houston is currently manufacturing NurOwn(R) for the Expanded Access Program. As of September 30, 2022, seven participants have completed treatment with NurOwn(R) that was manufactured at the Catalent facility.

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

On December 27, 2021, we announced plans for a dosing extension of NurOwn® for participants who completed the Expanded Access Protocol. The FDA recommended that Brainstorm submit an EAP protocol amendment to provide additional dosing for these participants. Under the original EAP protocol, participants who had completed the Phase 3 NurOwn® trial and who met specific eligibility criteria had the opportunity to receive 3 doses of NurOwn®. Under the amended EAP protocol, these eligible participants will receive up to 3 additional doses. Data collected from the original EAP treatments informed the decision to move forward with additional doses for participants who completed it. Eligible participants are currently enrolling. As of September 30, 2022, seven participants have completed treatment with NurOwn® manufactured at the Catalent Houston manufacturing site.

Patient Access Programs (ALS)

The Company, had worked collaboratively with the Tel Aviv Sourasky Medical Center (Ichilov Hospital), to treat ALS patients with NurOwn®, under the Israel Hospital Exemption (HE) regulatory pathway for Advanced Therapy Medicinal Products (ATMP), which was adopted by the Israeli MoH from the EMA regulation. Between the first quarter of 2019 and the third quarter of 2022, the Company enrolled and treated 12 ALS patients with NurOwn®, under the HE pathway. Thus far, the Company has received $3.4 million in gross proceeds in connection with the treatment of the aforementioned patients.

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

On November 14, 2019, we received a $495,330 grant from the National Multiple Sclerosis Society, through its Fast Forward program, to advance Brainstorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with progressive Multiple Sclerosis. As of September 30, 2022, we received $396,264 on account of the grant.

NurOwn® in Alzheimer’s Disease (AD)

On June 24, 2020, we announced a new clinical program focused on the development of NurOwn® as a treatment for Alzheimer’s disease, or AD. We are currently evaluating next steps based on emerging scientific insights and the changing regulatory landscape for AD following the recent FDA decision to grant accelerated approval of Aducanumab and pending regulatory reviews of other investigational anti-amyloid therapies.

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

On November 14, 2019, we were awarded a $495,330 grant from the National Multiple Sclerosis Society (NMSS), through its Fast Forward program, for serum and CSF biomarkers analysis in Brainstorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with PMS. As of September 30, 2022, we have received $396,264 out of the $495,330 awarded.

On April 3, 2020, we announced that our wholly owned subsidiary, Brainstorm Cell Therapeutics Ltd., has been awarded a new non-dilutive grant of approximately $1.5 million by the Israel Innovation Authority (“IIA”). The grant enables the Company to continue development of advanced cellular manufacturing capabilities, furthers development of MSC-NTF derived exosomes as a novel therapeutic platform, and will ultimately enable Brainstorm to expand the therapeutic pipeline in neurodegenerative disorders. As of September 30, 2022, we have received $1.3 million out of the $1.5 million awarded.

On June 9, 2020, we announced that The ALS Association and I AM ALS have awarded us a combined grant of $500,000 to support an ALS biomarker research study. The grant will be used to draw insights from data and samples collected from patients who participated in Brainstorm’s Phase 3 clinical trial and treated with NurOwn®, and to further the understanding of critical biomarkers associated with treatment response for people with ALS. As of September 30, 2022, we have received $400,000 out of $500,000 awarded.

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

Patents protecting NurOwn® have been issued in the United States, Canada, Japan, Europe, Hong Kong, Brazil and Israel.

Recent Scientific and Industry Presentations

Between October 12-16, 2020, Dr. Stacy Lindborg, Ph.D., delivered an on-demand webinar at the 2020 Cell & Gene Meeting on the Mesa, held virtually.

On October 20, 2020, the Company presented a poster titled, “MSC-NTF (NurOwn®) Exosomes: A Novel Therapeutic Modality in the Mouse LPS-induced ARDS model Analysis” at the NYSCF Conference Meeting, held virtually.

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

On October 7, 2022, Dr. Stacy Lindborg, Chief Development Officer at Brainstorm presented new biomarker analyses from NurOwn’s Phase 3 ALS Trial at the ALS ONE Research Symposium. The presentation was entitled, “The Relationship between CSF Biomarkers and Efficacy of Treatment with NurOwn (MSC-NTF cells).” The new analyses looked at the trajectory of biomarkers for the subgroups of participants with baseline ALSFRS-R scores >25 and ≤25, those most likely to be impacted by the floor effect of the scale. Decreases in neuroinflammatory and neurodegenerative markers and increases in neuroprotective markers in NurOwn treated participants compared to placebo were observed in both subgroups. These results indicate that NurOwn had similar biological effects on ALS participants regardless of the level of disease progression at baseline.

On October 27, 2022, Jeffrey Cohen, MD, Hazel Prior Hostetler Endowed Chair and Professor of Neurology, Cleveland Clinic Lerner College of Medicine, Director, Experimental Therapeutics, Mellen Center for MS Treatment and Research presented a scientific poster titled ‘NurOwn (MSC-NTF) Phase 2 Clinical Trial in Progressive MS: Effects on CSF Neuroprotective Biomarkers” at the 38th Congress of the ECTRIMS, held from October 26-28 in Amsterdam, NL. Cerebrospinal fluid (CSF) biomarker analyses from the phase 2 progressive MS clinical trial demonstrate that intrathecal NurOwn treatment resulted in robust increases in CSF neuroprotective biomarkers, consistent with the proposed mechanism of action, and provide important biological context for the observed clinical trial outcomes.

On November 2, 2022, Dr. Stacy Lindborg, Chief Development Officer at Brainstorm, and Merit Cudkowicz, MD, MSC, Chief of Neurology at Massachusetts General Hospital, Julieanne Dorn Professor of Neurology at Harvard Medical School, and Director of the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital presented a scientific poster titled “Further Analysis of NurOwn Phase 3 Data Based on Baseline ALSFRS-R Status Clarifies Treatment Outcomes” at the 2022 NEALS Meeting, held November 1-3, 2022 in Clearwater Beach, Florida. New post hoc analyses were presented that account for ALSFRS-R floor effects and add to the robust body of evidence supporting a clinically meaningful treatment effect with NurOwn in ALS. To better understand the true effect of treatment with NurOwn compared to placebo, two post-hoc sensitivity analysis methods were used to identify and remove participants from analyses that were most likely to be impacted by the floor effect. These methods were: (1) Total Score Threshold

(TST), which removed participants with ALSFRS-R scores ≤ 25; and (2) Item Level Threshold (ITL), which removed participants with a baseline score of 0 or 1 in at least 5 of 6 of the ALSFRS-R’s Fine and Gross Motor scale items. Applying the TST and ITL sensitivity analysis methods resulted in the exclusion of 23% (n=44) and 16% (n=30) of trial participants from analyses, respectively. Both the TST and ILT sensitivity analysis methods show that, after controlling for the impact of the ALSFRS-R floor effect, participants treated with NurOwn had a higher rate of clinical response (primary endpoint) and less function lost across 28 weeks (secondary endpoint), compared to placebo. Additional post-hoc analyses published for the secondary endpoint (average change from baseline in ALSFRS-R), showed a statistically significant benefit following treatment with NurOwn in all subgroups with ALSFRS-R baseline total score of at least 26 to 35 (p≤0.050). These analyses were included in a correction made to the Muscle and Nerve publication (December 2021) and were broadly discussed with the ALS community for the first time at the NEALS meeting.

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

Results of Operations

For the period from inception (September 22, 2000) until September 30, 2022, we did not generate any revenues from operations. In addition, we incurred operating costs and expenses of approximately $6,841,000 during the three months ended September 30, 2022, compared to $5,277,000 during the three months ended September 30, 2021. We incurred operating costs and expenses of approximately $19,907,000 during the nine months ended September 30, 2022, compared to $18,327,000 during the nine months ended September 30, 2021.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the three months ended September 30, 2022 were $3,776,000, an increase of $158,000 compared to $3,618,000 for the three months ended in September 30, 2021.

This increase is due to an increase of $632,000 in payroll, patents, material costs and depreciation. This increase was partially offset by (i) a decrease of $39,000 for costs related to stock-based compensation expenses; (ii) a decrease of $177,000 for costs related to the EAP and commercial preparation expenses; (iii) an increase of $216,000 in participation of the Israel Innovation Authority (“IIA”) and under various awarded grants in 2022 and (iv) a decrease of $42,000 in connection with consultants, travel and other costs. Excluding participation from IIA and other grants, research and development expenses in the three months ended September 30, 2022 were $3,977,000, an increase of $375,000 compared to $3,602,000 for the three months ended in September 30, 2021.

Our research and development expenditures, net in the nine months ended September 30, 2022 were $11,505,000, a decrease of $53,000 compared to $11,558,000 for the nine months ended in September 30, 2021.

This decrease is due to: (i) a decrease of $1,299,000 in costs related to the Phase 3 and Phase 2 Clinical Trials from $6,479,000 in nine months ended September 30, 2021 to $5,180,000 for the nine months period ended September 30, 2022; (ii) and decrease of $92,000 in connection with consultants, patents and other activities from $2,217,000 in nine months ended September 30, 2021 to $2,126,000 for the nine months period ended September 30, 2022. This decrease was partially offset by (i) an increase of $874,000 for costs related to payroll, stock-based compensation expenses, materials, depreciation, travel, rent and other activities and (ii) a decrease of $464,000 in participation of the Israel Innovation Authority (“IIA”) and under various awarded grants in 2022.

General and Administrative

General and administrative expenses for the three months ended September 30, 2022 and 2021 were $3,065,000 and $1,659,000, respectively. The increase in general and administrative expenses of $1,406,000 is primarily due to an increase in payroll, costs related to stock-based compensation expenses and other costs.

General and administrative expenses for the nine months ended September 30, 2022 and 2021 were $8,402,000 and $6,769,000, respectively. The increase in general and administrative expenses of $1,633,000 is primarily due to increase for costs related to payroll, stock-based compensation expenses, consultants, PR activities, travel, rent and other activities.

Financial Expenses

Financial income for the three months ended September 30, 2022 and 2021 was $17,000 and $59,000, respectively, as a result of interest earned on our cash, cash equivalents and short-term deposits and due to conversion exchange rates.

Financial expense for the nine months ended September 30, 2022 and 2021 was $648,000 and $60,000, respectively, as a result of interest earned on our cash, cash equivalents and short-term deposits and due to conversion exchange rates.

Net Loss

Net loss for the three months ended on September 30, 2022 was $6,858,000, as compared to a net loss of $5,336,000 for the three months ended September 30, 2021. Net loss per share for the three months ended September 30, 2022 and 2021 was $0.19 and $0.15, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended September 30, 2022 was 36,493,432, compared to 36,304,878 for the three months ended September 30, 2021.

Net loss for the nine months ended on September 30, 2022 was $19,259,000, as compared to a net loss of $18,267,000 for the nine months ended September 30, 2021. Net loss per share for the nine months ended September 30, 2022 and 2021 was $0.53 and $0.51, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the nine months ended September 30, 2022 was 36,472,372, compared to 36,140,130 for the nine months ended September 30, 2021.

Additional funding will be required to begin the commercialization efforts and to achieve a level of sales adequate to support the Company’s cost structure.

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

Continuing concerns resulting from the COVID-19 pandemic, including the emergence of new variants, may continue to adversely disrupt the Company’s operations, including the ability to complete the ongoing clinical trials and may have other adverse effects on Company’s business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on Company’s business, operations and ability to raise capital.

Management expects that the Company will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. The Company has completed its Phase 3 ALS clinical trial. The Company currently has sufficient cash to complete its ongoing activities. Over the longer term, if the Company submits a BLA for NurOwn® for ALS, filed by the FDA, and is granted approval by the FDA, additional capital raise will be needed in connection with strategic partnerships and to commercialize NurOwn® for ALS, and to conduct additional trials for other indications. If the Company is not able to raise additional capital for these purposes, management may need to slow the pace of commercialization or the Company may not be able to continue to function as a going concern. The Company’s consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via the ATM programs and through various grants. At September 30, 2022 cash, cash equivalents and short-term bank deposits amounted to $7,393,000. While  our existing cash, together with our sales of common stock via our ATM program and other funding transactions, might be sufficient to fund its anticipated operating cash requirements for at least twelve months following the date of this filing, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. Over the longer term if we are not able to raise additional capital, we may not be able to continue to function as a going concern.

Net cash used in operating activities for the nine months ended September 30, 2022 was $14,672,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash used in investing activities for the nine months ended September 30, 2022 was $40,000 representing net increase in short-term interest-bearing bank deposits and purchase of property and equipment.

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. During the nine months ended September 30, 2022, the Company did not sell any shares of its Common Stock pursuant to the August 9, 2021, ATM.

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

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the three months ended September 30, 2022, the Company did not sell any shares of its Common Stock pursuant to the August 9, 2021, ATM.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Even though we have obtained orphan drug designation for NurOwn for the treatment of ALS in the United States and European Union and we may apply for orphan drug designation for other product candidates, we may not be able to obtain such designations or maintain the benefits associated with orphan drug status, including orphan drug marketing exclusivity.

Regulatory authorities in some jurisdictions, including the United States and European Union, may designate drugs or biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In order to obtain orphan drug designation, the request must be made before submitting a New Drug Application (NDA) or BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

The therapeutic treatment development and regulatory approval process is expensive, uncertain and time-consuming. As part of the regulatory process, we are conducting clinical trials, for our NurOwn® stem cell therapy to demonstrate safety and efficacy in humans to meet the requirements of the FDA and regulatory authorities in other countries. We have completed our Phase 3 ALS trial and announced on February 2021 that the FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that FDA is seeking to support a BLA. On August 15, 2022, we announced the decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS. Upon submission of a BLA, the FDA could issue a RTF letter on the basis that the BLA was not sufficiently complete to permit a substantive review. For example, on November 10, 2022, we announced that we had received a RTF letter from the FDA regarding our BLA. The FDA indicated that we may request a Type A meeting to discuss the content of the RTF letter, and we intend to request this meeting with the FDA. If we fail to obtain regulatory approval for our NurOwn® stem cell therapy, we will be unable to market and sell it and we may never be profitable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2022, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The following documents are filed as exhibits to this report:

Incorporated by Reference Herein
Exhibit Number	Description	Filed (or Furnished) with this Form 10-Q	Form	Exhibit & File No.	Date Filed

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix B File No. 333-61610	November 20, 2006
3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 15, 2014.		Form 8-K	Exhibit 3.1 File No. 000-54365	September 16, 2014
3.3	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated August 31, 2015.		Form 8-K	Exhibit 3.1 File No. 001-366641	September 4, 2015
3.4	ByLaws of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix C File No. 333-61610	November 20, 2006
3.5	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007.		Form 8-K	Exhibit 3.1 File No. 333-61610	March 27, 2007
10.1	Amendment No. 2 to Offer Letter Agreement dated September 18, 2022 between Brainstorm Cell Therapeutics Inc. and Dr. Stacy Lindborg		Form 8-K	Exhibit 10.1 File No. 001-36641	September 22, 2022
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*Filed herewith

‡Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: November 14, 2022	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alla Patlis
Name: Alla Patlis
Title: Controller, Interim Chief Financial Officer (Principal Financial Officer)