Form 10-K
period 2022-12-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2023-03-30
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

⌧    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ⌧

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was $92,955,663.

As of March 28, 2023, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 36,675,251.

BRAINSTORM CELL THERAPEUTICS INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2022

PART I

SPECIAL NOTE

Unless otherwise specified in this Annual Report on Form 10-K, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains numerous statements, descriptions, forecasts and projections, regarding BrainStorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “BrainStorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal year, statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2023 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broad acceptance as a treatment option for ALS, PMS, AD or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, disruptions in our business due to continuing concerns resulting from the COVID 19 outbreak, including our clinical development activities, and other factors described under “Risk Factors” in this annual report on Form 10-K for the fiscal year ended December 31, 2022. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this annual report on Form 10-K for the fiscal year ended December 31, 2022, in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

Item 1.        BUSINESS.

Company Overview

Brainstorm Cell Therapeutics Inc. is a leading biotechnology company committed to the development and commercialization of best-in-class autologous cellular therapies for the treatment of neurodegenerative diseases, including Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease); Progressive Multiple Sclerosis (“PMS”); Alzheimer’s disease (“AD”); and other neurodegenerative diseases. NurOwn®, our proprietary cell therapy platform, leverages cell culture methods to induce autologous bone marrow-derived mesenchymal stem cells (MSCs) to secrete high levels of neurotrophic factors (NTFs), modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function.

NurOwn® has completed its Phase 3 ALS and Phase 2 PMS clinical trials. On November 17, 2020, we announced top-line data from our Phase 3 ALS trial. On March 24, 2021, we announced positive top-line data from our Phase 2 trial evaluating three repeated intrathecal administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. On June 24, 2020, we announced a new clinical program focused on the development of NurOwn® as a treatment for AD. On August 15, 2022, we announced our decision to submit a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for NurOwn® for the treatment of ALS. On September 9, 2022, we filed a BLA to the FDA for NurOwn for the treatment of ALS. On November 10, 2022, we announced that we had received a refusal to file (“RTF”) letter from the FDA regarding our BLA. The FDA indicated that we may request a Type A meeting to discuss the content of the RTF letter. On December 12, 2022, we announced the submission of a Type A meeting request with FDA to discuss the contents of the RTF letter previously issued by the FDA regarding the BLA for NurOwn® for the treatment of ALS. On December 27, 2022, we announced that the FDA granted a Type A meeting to discuss the contents of the RTF letter previously issued regarding our BLA for NurOwn® for the treatment of ALS. The Type A Meeting was held on January 11, 2023. The perspective shared by the FDA review team reflected what was in the previously issued RTF letter. Conversations with the FDA on the best pathway to resolve the outstanding questions that remained continued, following the Type A meeting. During these discussions, BrainStorm was presented with multiple options to return the BLA to regulatory review, which included the regulatory procedure to File over Protest. Additionally, within these discussions, FDA committed to review amendments that were filed to address items raised in the RTF letter. These discussions resulted in BrainStorm requesting the FDA to file our BLA over Protest, as this was the regulatory procedure that would allow us to reach an ADCOM in the shortest amount of time. BrainStorm notified the FDA on February 6, 2023 of our decision to request the FDA to file the NurOwn BLA for ALS over Protest.  We received confirmation from FDA that the BLA was re-filed on Feb 7, 2023.  We received the FDA Type A meeting minutes on February 9, 2023. We submitted an amendment to our BLA on March 7, 2023, in which we responded to the majority of the items included in the RTF letter. Written feedback was received on March 22, 2023, from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn BLA for ALS. On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company's BLA for NurOwn® for the treatment of ALS. The BLA for NurOwn to treat ALS is currently under active review by the FDA.

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

Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors and consultants to accomplish our goal of developing and launching a novel cell therapy for neurodegenerative diseases. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and our success by motivating such individuals to perform to the best of their abilities and achieve our objectives. We currently employ 41 employees in the United States and in Israel. Most of the senior management team are based in the United States, and all of our clinical trial sites for ALS and PMS are in the United States. Our R&D center is located in Petach Tikva, Israel. In addition, we currently lease two GMP manufacturing facilities in Jerusalem, Israel at Hadassah Medical Center and in Tel Aviv at the Sourasky Medical Center to manufacture NurOwn®. These two facilities substantially increase our capacity and expand our ability to manufacture and ship NurOwn® into the EU and local Israeli markets.

Recent Highlights

●	On January 27, 2022, Dr. Ralph Kern, our former President and Chief Medical Officer, gave a presentation titled “NurOwn® Phase 3 ALS Clinical Trial Update” at the Virtual 12th Annual California ALS Research Summit.
●	On March 16, 2022, Dr. Merit Cudkowicz, Chief of Neurology at Massachusetts General Hospital, Julieanne Dorn Professor of Neurology at Harvard Medical School, Director of the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital and principal investigator in the Phase 3 trial of NurOwn® in ALS, delivered a late breaking oral presentation at the 2022 Muscular Dystrophy and Association Clinical and Scientific Conference. The presentation, titled “Relationship UNC13A Single-Nucleotide Polymorphisms to Clinical Outcomes in NurOwn® Phase 3 ALS Clinical Trial” focused on pre-specified genetic analyses from the NurOwn® Phase 3 trial in ALS which suggests that NurOwn® treatment may influence disease progression in patients who possess the UNC13A risk allele.

●	On April 24-26, 2022, Dr. James Berry, Winthrop Family Scholar in ALS Sciences, Director of the Massachusetts General Hospital (MGH) multidisciplinary ALS clinic and Chief of the Division of ALS and Motor Neuron Diseases, Boston MA, presented a scientific abstract titled “CSF Biomarkers Evaluated by Principal Component Analysis in a NurOwn® Phase 3 Clinical Trial” at the AAN 2022 Virtual Congress.
●	On May 4, 2022, Dr. Kim Thacker, Senior Vice President, Medical Affairs and Clinical Innovation at Brainstorm presented a poster titled “MSC-NTF derived small extracellular vesicles display superior macrophage immunomodulation compared with vesicles derived from naïve MSCs” at the International Society of Cell & Gene Therapy (ISCT) 2022 Meeting in San Francisco, CA May 4-7. The presentation highlighted results of a preclinical study undertaken to understand the mechanisms underlying the superior preclinical efficacy of Exo MSC-NTF versus Exo-MSC in acute lung injury models.
●	On May 25, 2022, Dr. Ralph Kern, our former President and Chief Medical Officer at Brainstorm delivered a presentation titled “Advancing novel CSF biomarkers to evaluate ALS target engagement & improve therapeutic outcomes” at the ALS Drug Development Summit, Boston MA. Dr. Kern also acted as Conference Chair on Day One of the ALS Drug Development Summit.
●	On May 26, 2022, Dr. Haggai Kaspi PhD presented a poster titled “Therapeutic effect of MSC-NTF exosomes in experimental bleomycin-induced lung injury” at the ISEV 2022 Annual Meeting, Lyon France. Results from a preclinical study demonstrating superior outcomes of exosomes derived from MSC-NTF cells compared to exosomes derived from MSC cells were presented.
●	On June 2, 2022, Jonathan Katz MD, of the California Pacific Medical Center, San Francisco, CA USA, presented insights into the ALS Phase 3 primary endpoint leveraging ENCALS model patient prognosis trajectories as a scientific poster at the European Network to Cure ALS (ENCALS) meeting in Edinburgh, Scotland June 1-3, 2022.
●	On June 2, 2022, we presented three scientific posters describing NurOwn’s effect on visual outcomes, and inflammatory CSF biomarkers from a Phase 2 trial, as well as data from an in vitro preclinical study evaluating the impact of concomitant use of Siponimod, an approved treatment for secondary progressive multiple sclerosis, on NurOwn neuroprotection at the Consortium of Multiple Sclerosis Centers (CMSC) meeting in National Harbor, Maryland, June 1-4, 2022.
●	Ralph Kern MD, MHSc, our former President and Chief Medical Officer, presented a poster titled “NurOwn (MSC-NTF Cells) Phase 2 Clinical Trial in Progressive MS: Effects on Monocular and Binocular Low Contrast Letter Acuity (LCLA) Outcomes”. This poster evaluated the impact of NurOwn therapy on visual outcomes (monocular and binocular LCLA) in progressive MS study participants in an open-label Phase 2 clinical trial in progressive MS (NCT03799718).
●	Christopher Lock, MD PhD, Stanford School of Medicine presented a poster titled “NurOwn (MSC-NTF) Phase 2 Clinical Trial in Progressive MS: Effects on CSF Inflammatory Biomarkers”. In this scientific poster, the effect of NurOwn treatment on CSF biomarkers in the Phase 2 clinical trial in progressive MS (NCT03799718) was described.
●	Sidney Spector MD PhD, Senior Vice President, Medical Affairs and Global Strategy at Brainstorm presented a poster titled “NurOwn (MSC-NTF) Cells Maintain Neurotrophic and Immunomodulatory Effects with S1P Modulator Siponimod” describing the results of an in-vitro preclinical experiment evaluating the interaction of the S1P modulator Siponimod with MSC-NTF cell-induced neurite outgrowth in a human neuroblastoma cell line, and on the immunomodulatory effect on human activated peripheral blood mononuclear cells (PBMC).
●	On August 15, 2022, we announced a correction was made to the data published in Muscle & Nerve in December 2021 describing the results of NurOwn’s® Phase 3 clinical trial in ALS following new clinical analyses which strengthen the Company’s original conclusions from the trial. The correction was published in an Erratum to the original manuscript and resulted in a statistically significant treatment difference (p=0.050) of more than 2 points for an important secondary endpoint, average change from baseline in ALSFRS-R, in the pre-specified efficacy subgroup of participants with a baseline score of at least 35. Analyses reported in the original publication utilized an efficacy model that unintentionally deviated from the trial’s pre-specified statistical analysis plan by erroneously incorporating interaction terms between the subgroup and treatment. The newly published results, which includes supporting information to the publication, employ the efficacy model as pre-specified in the trial’s statistical analysis plan, correcting the analyses. The correction also relates to the other subgroup analyses published for this endpoint, demonstrating that all subgroups with ALSFRS-R baseline scores of at least 26 to 35 showed a statistically significant benefit following treatment with NurOwn® (p≤0.050).
●	On August 15, 2022, we announced our decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS. The BLA was filed on September 9, 2022.
●	On September 15, 2022, we announced the peer reviewed publication of data from the Phase 2 trial of NurOwn® in progressive multiple sclerosis (“MS”) in the Multiple Sclerosis Journal. The publication, entitled “Evaluation of neurotrophic factor secreting mesenchymal stem cells in progressive multiple sclerosis” summarized results from the Phase 2, single-arm, open-label study which demonstrated NurOwn®’s tolerability and provided preliminary evidence of its activity in people with progressive MS. Biomarker analyses confirmed NurOwn®’s proposed mechanism of action by showing consistent treatment activity in neuroinflammation and neuroprotection pathways.
●	On October 7, 2022, we presented new biomarker analyses from NurOwn’s Phase 3 ALS Trial at the ALS ONE Research Symposium. The presentation was delivered by Dr. Stacy Lindborg, Co-Chief Executive Officer and former Chief Development Officer at Brainstorm, and entitled, “The Relationship between CSF Biomarkers and Efficacy of Treatment with NurOwn (MSC-NTF cells).” The new analyses looked at the trajectory of biomarkers for the subgroups of participants with baseline ALSFRS-R scores >25 and ≤25, those most likely to be impacted by the floor effect of the scale. Decreases in neuroinflammatory and neurodegenerative markers and increases in neuroprotective markers in NurOwn treated participants compared to placebo were observed in both subgroups. These results indicate that NurOwn had similar biological effects on ALS participants regardless of the level of disease progression at baseline.
●	On October 20, 2022, we announced that a scientific abstract titled “NurOwn (MSC-NTF) Phase 2 Clinical Trial in Progressive MS: Effects on CSF Neuroprotective Biomarkers” would be presented at the 38th Congress of the ECTRIMS, held from October 26-28 in Amsterdam, NL. Cerebrospinal fluid (“CSF”) biomarker analyses from the phase 2 progressive MS clinical trial demonstrate that intrathecal NurOwn treatment resulted in robust increases in CSF neuroprotective biomarkers, consistent with the proposed mechanism of action, and provide important biological context for the observed clinical trial outcomes. The poster was presented by Jeffrey Cohen, MD, Hazel Prior Hostetler Endowed Chair and Professor of Neurology, Cleveland Clinic Lerner College of Medicine, Director, Experimental Therapeutics, Mellen Center for MS Treatment and Research.
●	On November 7, 2022, we announced that a scientific poster titled “Further Analysis of NurOwn Phase 3 Data Based on Baseline ALSFRS-R Status Clarifies Treatment Outcomes” was presented at the 2022 Northeast Amyotrophic Lateral Sclerosis Consortium (“NEALS”) Meeting, held November 1-3, 2022 in Clearwater Beach, Florida. The presentation was delivered by Dr. Stacy Lindborg, Co-Chief Development Officer at Brainstorm, and Merit Cudkowicz, MD, MSC, Chief of Neurology at Massachusetts General Hospital, Julieanne Dorn Professor of Neurology at Harvard Medical School, and Director of the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital. New post hoc analyses were presented that account for ALSFRS-R floor effects and add to the robust body of evidence supporting a clinically meaningful treatment effect with NurOwn in ALS. To better understand the true effect of treatment with NurOwn compared to placebo, two post-hoc sensitivity analysis methods were used to identify and remove participants from analyses that were most likely to be impacted by the floor effect. These methods were: (1) Total Score Threshold (TST), which removed participants with ALSFRS-R scores ≤ 25; and (2) Item Level Threshold (ITL), which removed participants with a baseline score of 0 or 1 in at least 5 of 6 of the ALSFRS-R’s Fine and Gross Motor scale items. Applying the TST and ITL sensitivity analysis methods resulted in the exclusion of 23% (n=44) and 16% (n=30) of trial participants from analyses, respectively. Both the TST and ILT sensitivity analysis methods show that, after controlling for the impact of the ALSFRS-R floor effect, participants treated with NurOwn had a higher rate of clinical response (primary endpoint) and less function lost across 28 weeks (secondary endpoint), compared to placebo. Additional post-hoc analyses published for the secondary endpoint (average change from baseline in ALSFRS-R), showed a statistically significant benefit following treatment with NurOwn in all subgroups with ALSFRS-R baseline total score of at least 26 to 35 (p≤0.050). These analyses were included in a correction made to the Muscle and Nerve publication (December 2021) and were broadly discussed with the ALS community for the first time at the NEALS meeting.
●	On November 10, 2022, we announced that we had received an RTF letter from the FDA regarding our BLA for NurOwn® for the treatment of ALS. The FDA informed the Company that its BLA is not sufficiently complete to enable a substantive review and that the FDA would therefore not file the BLA.

●	On December 12, 2022, we announced the submission of a Type A meeting request with FDA to discuss the contents of the RTF letter previously issued by the FDA regarding the company’s BLA for NurOwn® for the treatment of ALS.
●	On December 27, 2022, we announced that the FDA granted a Type A meeting to discuss the contents of the RTF letter previously issued regarding the company’s BLA for NurOwn® for the treatment of ALS. The Type A Meeting was held on January 11, 2023.
●	On January 4, 2023, we announced the promotion of Dr. Stacy Lindborg to the role of Co-Chief Executive Officer launching a targeted capability build which will be led by Dr. Lindborg, to hire and bring expertise inside Brainstorm.
●	On January 4, 2023, we announced the presentation of a corporate and clinical overview at the Biotech Showcase™ 2023 (Hilton San Francisco Union Square) on Monday, January 9, 2023, which was co-presented by Chaim Lebovits, President and Chief Executive Officer, and Stacy Lindborg, Co-Chief Executive Officer.
●	On January 10, 2023, we announced we had partnered with NEALS, The ALS Association, and I AM ALS to provide public access to biospecimens from NurOwn’s Phase 3 ALS Study. Serum and cerebrospinal fluid samples from the Phase 3 study of NurOwn® in ALS will be donated to the NEALS biorepository for use by the research community. The specimens are being submitted to the biorepository in connection with a $500,000 grant previously awarded to Brainstorm by The ALS Association and I AM ALS, to support biomarker research.
●	On January 20, 2023, Dr. Stacy Lindborg, Co-Chief Executive Officer at Brainstorm Cell Therapeutics, gave a presentation titled “The Debamestrocel (NurOwn) Treatment Effect in Phase 3 as accessed by ALSFRS-R and CSF Biomarkers” at the 13th Annual California ALS Research Summit in San Francisco, California. The presentation demonstrated that NurOwn had significantly better outcomes in analyses controlling for the floor effect. Outcomes that aligned with historical data and power calculations of the trial.
●	On March 20, 2023, Dr. Stacy Lindborg, Co-Chief Executive Officer at Brainstorm Cell Therapeutics, presented a scientific poster titled “Measuring the rate of impairment in ALS patients using the Revised-ALS Functional Rating Scale: Key Insights into the Floor Effect of the Scale” at the 2023 Muscular Dystrophy Association Clinical and Scientific Conference in Dallas, Texas held March 19-22, 2023. The presentation showed that a floor effect was observed in the PRO-ACT database, and a pattern of a plateau in ALSFRS-R total score was accompanied by scale items of 0 suggesting measurement challenges in those with advanced ALS due to the floor effect of the ALSFRS-R in the NurOwn phase 3 trial and historical studies which are included in the PRO-ACT database. Analyses conducted in those not impacted by the floor effect at baseline of the NurOwn phase 3 trial revealed statistically significant, clinically meaningful effects with NurOwn on the primary and key secondary endpoints.
●	On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company's BLA for NurOwn® for the treatment of ALS. Given the goal to proceed to an ADCOM as expeditiously as possible, BrainStorm requested that the Center for Biologics Evaluation and Research (CBER) utilize the FDA’s File Over Protest procedure and has filed an amendment to the BLA which responds to most of the outstanding questions the FDA has posed.

NurOwn® Proprietary Technology

NurOwn® technology is based on an innovative manufacturing protocol, which induces the differentiation of purified and expanded bone marrow-derived mesenchymal stem cells (“MSC”) and consistently generates cells that release high levels of multiple neurotrophic factors (“MSC-NTF” cells) to modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function. These factors are known to be critical for the growth, survival and differentiation of neurons, including: glial-derived neurotrophic factor (“GDNF”); brain-derived neurotrophic factor (“BDNF”); vascular endothelial growth factor (“VEGF”); hepatocyte growth factor (“HGF”), and Galectin-1 among others. VEGF is one of the most potent neuronal and motor neuron survival factors and has demonstrated important neuroprotective effects in ALS and several other neurodegenerative diseases.

NurOwn® manufacturing involves a multi-step process that includes the following: harvesting and isolating undifferentiated stem cells from the patient’s own bone marrow; processing of cells at the manufacturing site; cryopreservation of MSC to enable multiple treatments from a single bone marrow sample; and intrathecal (“IT”) administration of MSC-NTF cells into the same patient by standard lumbar puncture. This administration procedure does not require hospitalization and has been shown to be generally well tolerated in multiple CNS clinical trials to date. The completed NurOwn® U.S. Phase 3 ALS and the NurOwn® U.S. Phase 2 PMS trials evaluated the therapeutic potential of repeated intrathecal MSC-NTF cell administration (three doses at bi-monthly intervals). We are actively reviewing the opportunity in PMS and Alzheimer’s Disease and will consider the best course of action based on recent scientific and regulatory insights.

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

The NurOwn® Treatment Process

●	Bone marrow aspiration from the patient;
●	MSC Isolation and propagation;
●	MSC Cryopreservation;
●	MSC thawing and differentiation into neurotrophic-factor secreting (MSC-NTF; NurOwn®) cells; and
●	Intrathecal administration into the patient’s cerebrospinal fluid by standard lumbar puncture.

Differentiation before Treatment

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

Autologous (Self-transplantation)

The NurOwn® technology platform is autologous, using the patient’s own bone-marrow derived stem cells for “self-treatment”. In autologous cellular treatment, there is no introduction of unrelated donor antigens that may lead to alloimmunity, no risk of rejection, and no need for treatment with immunosuppressive agents, which can cause severe and/or long-term side effects. In addition, the use of adult, autologous stem cells is free of several ethical concerns associated with the use of embryonic-derived stem cells in some countries.

NurOwn® ALS Clinical Program

We announced top-line data from the Phase 3 clinical trial of NurOwn® in ALS on November 17, 2020. We have been granted Fast Track designation by the U.S. Food and Drug Administration (“FDA”) for this indication, and have been granted Orphan Drug Status, in the U.S. and Europe, which provides us the potential for an extended period of exclusivity. On August 15, 2022, we announced our decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS. The BLA was filed on September 9, 2022. On November 10, 2022, we announced that we had received a RTF letter from the FDA regarding our BLA. The FDA indicated that we could request a Type A meeting to discuss the content of the RTF letter, and Type A meeting was held on January 11, 2023. On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company's BLA for NurOwn® for the treatment of ALS. Given the goal to proceed to an ADCOM as expeditiously as possible, BrainStorm requested that the Center for Biologics Evaluation and Research (CBER) utilize the FDA's File Over Protest procedure and has filed an amendment to the BLA which responds to most of the outstanding questions the FDA has posed.

Phase 1/2 ALS Open Label Trials

We have completed two early stage Phase 1/2 and 2 open-label clinical trials of NurOwn® in patients with ALS at the Hadassah Medical Center (“Hadassah”) in Jerusalem, Israel, as well as a Phase 2 double-blind, placebo-controlled, multicenter clinical trial at three prestigious U.S. Medical centers - the Massachusetts General Hospital (MGH) in Boston, Massachusetts Memorial Hospital in Worcester, Massachusetts, and the Mayo Clinic in Rochester, Minnesota - all highly experienced in the management, investigation, and treatment of ALS.

The first two open-label trials were approved by the Israeli Ministry of Health (MoH). The first-in-human trial, a Phase 1 safety and efficacy trial of NurOwn® administered either intramuscularly or intrathecally in 12 ALS patients, was initiated in June 2011. In the Phase 2 dose-escalating study, 14 ALS patients were administered NurOwn® by a combined route of intramuscular and intrathecal administration. These studies demonstrated the tolerability of NurOwn® by both routes of administration and showed preliminary signs of activity.

In January 2016, the results of the two completed Phase 1/2 study and Phase 2 open label trials were published in JAMA Neurology. The results demonstrated a slower rate of disease progression following MSC-NTF cell treatment as measured by the ALSFRS-R, the gold standard for the evaluation of ALS functional status, and Forced Vital Capacity (“FVC”), a measure of pulmonary function, as well as positive trends in the rate of decline of muscle volume and the compound motor axon potential (“CMAPs”). This was the first published clinical data using autologous mesenchymal stem cells, induced under culture conditions to produce NTFs, with the potential to deliver a combined neuroprotective and immunomodulatory therapeutic effect in ALS and potentially modify the course of this disease.

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

Key findings from the trial were as follows:

The study achieved its primary objective, demonstrating that NurOwn® treatment was well-tolerated. There were no discontinuations from the trial due to adverse events (“AEs”) and there were no deaths in the study. The most common AEs of mild or moderate severity, were transient procedure-related AEs such as headache, back pain, pyrexia arthralgia and injection-site discomfort, which were more commonly seen in the NurOwn®-treated participants compared to placebo.

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

The treatment effects were greater in the rapid progressor subgroup (a pre-specified definition, in which pretreatment ALSFRS-R declined by 2 or more points in the three months pre-treatment).

As an important confirmation of NurOwn®’s mechanism of action, levels of neurotrophic factors and inflammatory markers were measured in the cerebrospinal fluid (“CSF”) samples collected from participants pre-treatment and two weeks post treatment. In the samples of those participants treated with NurOwn®, statistically significant increases in levels of neurotrophic factors VEGF, HGF and LIF and a statistically significant reduction in inflammatory markers MCP-1, SDF-1 and CHIT-1 were observed post-treatment. Furthermore, the observed reduction in inflammatory markers correlated with ALS functional improvements. These clinical-biomarker correlations were not seen in placebo-treated participants, consistent with the proposed combined neuroprotective and immunomodulatory mechanism of action of NurOwn® in ALS.

In summary, a higher proportion of NurOwn® treated participants, particularly those with more rapid disease progression, experienced stabilization or improvement in ALS function, as measured by the change in post-treatment vs. pre-treatment ALSFRS-R rate of decline or slope.

Phase 3 ALS Clinical Trial

Following successful completion of the Phase 2 study, we conducted a Phase 3 trial (a multi-dose double-blind, placebo-controlled, multicenter trial protocol) that was designed to generate data to potentially support a BLA submission in the U.S. for NurOwn® in ALS. In October 2019, the clinical trial completed enrollment of an enriched patient population of rapid progressors based on superior outcomes observed in the Phase-2 pre-specified sub-group. The study is registered at www.clinicaltrials.gov (ClinicalTrials.gov Identifier: NCT03280056).

We announced top-line data from our Phase 3 ALS trial on November 17, 2020. Results from the trial showed that NurOwn® was generally well tolerated in the population of rapidly progressing ALS patients. However, the trial did not reach statistically significant results. No new safety concerns were identified. On February 9, 2021, we announced feedback from our Type-C Meeting with FDA to review specific aspects of our planned manufacturing modifications to support the development of a semi-automated commercial manufacturing process for NurOwn® (MSC-NTF cell). On February 22, 2021, we announced high-level FDA feedback on NurOwn® ALS clinical development program. The FDA concluded from their initial review that the clinical data provided at the time did not provide the threshold of substantial evidence that FDA seeks to support a BLA. In addition, the FDA advised that this recommendation did not preclude the Company from proceeding with a BLA submission.

Key findings from the trial were as follows (which include the update to the data published in Muscle & Nerve 65(3):291-302 on August 12, 2022):

●	NurOwn® was generally well tolerated in this population of rapidly progressing ALS patients.
●	While showing a numerical improvement in the treated group compared to placebo across the primary and key secondary efficacy endpoints, the trial did not reach statistically significant results.
●	The primary efficacy endpoint, a responder analysis evaluating the proportion of participants who experienced at least a 1.25 points per month improvement in the post-treatment ALSFRS-R slope compared to pre-treatment, was powered on assumed treatment response rates of 35% on NurOwn® versus 15% on Placebo. These estimates were based on available historical clinical trial data and the NurOwn® Phase 2 data. The response definition for the primary endpoint was met by 32.6% of NurOwn® participants versus 27.7% for Placebo (p=0.453). Therefore, the trial met the expected ~35% NurOwn® treatment group efficacy response assumption, however the high rate of response in placebo participants exceeded the placebo response expected based on contemporary ALS trials.
●	The secondary efficacy endpoint measuring average change in ALSFRS-R total score from baseline to Week 28, was -5.52 with NurOwn® versus -5.88 on Placebo, a difference of 0.36 (p= 0.693).
●	In an important, pre-specified subgroup early in the disease course based on an ALSFRS-R baseline score of 35 or greater, NurOwn® demonstrated a clinically meaningful treatment response across the primary and key secondary endpoints and remained consistent with our pre-trial, data-derived assumptions. In this subgroup, there were 34.6% responders who met the primary endpoint definition on NurOwn® and 15.6% on Placebo (p=0.305), and the average change from baseline to week 28 in ALSFRS-R total score was -1.56 on NurOwn® and -3.65 on Placebo (p=0.050), an improvement of 2.09 ALSFRS-R points favoring NurOwn®.
●	Additional sensitivity analyses have demonstrated consistent treatment effects with NurOwn after accounting for the impact of the ALSFRS-R floor effect. Two methods include: (1) Total Score Threshold (TST), which removed participants with ALSFRS-R scores ≤ 25; and (2) Item Level Threshold (ITL), which removed participants with a baseline score of 0 or 1 in at least 5 of 6 of the ALSFRS-R’s Fine and Gross Motor scale items. Applying the TST and ITL sensitivity analysis methods resulted in the exclusion of 23% (n=44) and 16% (n=30) of trial participants from analyses, respectively. Both the TST and ILT sensitivity analysis methods show that, after controlling for the impact of the ALSFRS-R floor effect, participants treated with NurOwn had a higher rate of clinical response (primary endpoint) and less function lost across 28 weeks (secondary endpoint), compared to placebo. Additional post-hoc analyses published for the secondary endpoint (average change from baseline in ALSFRS-R), showed a statistically significant benefit following treatment with NurOwn in all subgroups with ALSFRS-R baseline total score of at least 26 to 35 (p≤0.050).
●	The NurOwn® Phase 3 trial enrolled a broad set of participants, including some with advanced ALS disease (ALSFRS-R≤25) at baseline, making this trial subject to the impact of floor effects of the ALSFRS-R and reduced ALSFRS-R sensitivity. A post-hoc analysis was done using participants with baseline ALSFRS-R>25 for the primary endpoint and the % response for NurOwn® was 34.7% and 20.5% for Placebo, p=0.053. This analysis suggests a treatment effect with NurOwn® in participants with less advanced disease. Cerebrospinal fluid (CSF) biomarker analyses confirmed that treatment with NurOwn® resulted in a statistically significant increase of neurotrophic factors (VEGF) and reduction in neurodegenerative (neurofilament) and neuroinflammatory biomarkers (MCP-1) that was not observed in the placebo treatment group.
●	Pre-specified statistical modeling designed to predict clinical response with high sensitivity and specificity based on ALS biomarkers and ALS Function confirmed that NurOwn® treatment outcomes could be predicted by baseline ALS function as well as key CSF neurodegenerative and neuroinflammatory biomarkers. Additionally analyses focused on the trajectory of biomarkers for the subgroups of participants with baseline ALSFRS-R scores >25 and ≤25, those most likely to be impacted by the floor effect of the scale, indicate that NurOwn had similar biological effects on ALS participants regardless of the level of disease progression at baseline. Specifically, we observe decreases in neuroinflammatory and neurodegenerative markers and increases in neuroprotective markers in NurOwn treated participants compared to placebo in both subgroups.

Decision to Submit BLA

New clinical analyses of NurOwn’s® Phase 3 clinical trial in ALS published August 12, 2022, led to a correction of data originally published in Muscle & Nerve in December 2021 and strengthened the Company’s original conclusions from the trial. The correction resulted in a statistically significant treatment difference (p=0.050) of more than 2 points for an important secondary endpoint, average change from baseline in ALSFRS-R, in the pre-specified efficacy subgroup of participants with a baseline score of at least 35. Analyses reported in the original publication utilized an efficacy model that unintentionally deviated from the trial’s pre-specified statistical analysis plan by erroneously incorporating interaction terms between the subgroup and treatment. The newly published results employ the efficacy model as pre-specified in the trial’s statistical analysis plan, correcting the analyses. The correction also relates to the other subgroup analyses published for this endpoint, demonstrating that all subgroups with ALSFRS-R baseline scores of greater than 26 to 35 showed a statistically significant benefit following treatment with NurOwn® (p≤0.050).

On August 15, 2022, we announced the decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS. The BLA was filed on September 9, 2022. On November 10, 2022, we announced that we had received a RTF letter from the FDA regarding our BLA for NurOwn® for the treatment of ALS. The FDA informed us that the BLA is not sufficiently complete to enable a substantive review and that the FDA would therefore not file the BLA. The RTF letter contained a list of topics the FDA provided to BrainStorm as rationale for the BLA file being not sufficiently complete to enable a substantive review. According to the FDA, these reasons included one item related to the trial not meeting the standard for substantial evidence of effectiveness and Chemistry, Manufacturing and Controls (“CMC”) related items. The FDA indicated that we may request a Type A meeting to discuss the content of the RTF letter. On December 12, 2022, we announced the submission of a Type A meeting request with FDA to discuss the contents of the RTF letter previously issued by the FDA regarding the BLA for NurOwn® for the treatment of ALS. On December 27, 2022, we announced that the FDA granted a Type A meeting to discuss the contents of the RTF letter previously issued regarding our BLA for NurOwn® for the treatment of ALS. The Type A Meeting was held on January 11, 2023.

The perspective shared by the FDA review team reflected what was in the previously issued RTF letter. Conversations on the best pathway to resolve the outstanding questions that remained continued, following the Type A meeting. During these discussions, BrainStorm was presented with multiple options to return the BLA to regulatory review, which included the regulatory procedure to File over Protest. Additionally within these discussions, FDA committed to review amendments that were filed to address items raised in the FTF letter. These discussions resulted in BrainStorm requesting the FDA to file our BLA over Protest, as this was the regulatory procedure that would allow us to reach an ADCOM in the shortest amount of time. BrainStorm notified the FDA on February 6, 2023 of our decision to request the FDA to file the NurOwn BLA for ALS over Protest. We received confirmation from FDA that the BLA was re-filed on Feb 7, 2023.

We received the FDA Type A meeting minutes on February 9, 2023. We submitted an amendment to our BLA on March 7, 2023, in which we responded to the majority of the items included in the RTF letter. Written feedback was received on March 22, 2023, from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn BLA for ALS. The BLA for NurOwn to treat ALS is currently under active review by the FDA.

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

We contracted with City of Hope’s Center for Biomedicine and Genetics to manufacture clinical supplies of NurOwn® adult stem cells for our Phase 3 clinical study. City of Hope supported the manufacturing of NurOwn® and placebo for the participants treated in the Phase 3 study. The Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute (“DFCI”) in Boston was also contracted to manufacture NurOwn® and placebo for our Phase 3 ALS clinical study participants and commenced manufacturing in October 2018. DFCI core manufacturing facility also supplied NurOwn® for our Phase 2 PMS study.

On October 22, 2020, we announced a partnership with Catalent, the leading global provider of advanced delivery technologies, to manufacture NurOwn®, which has been evaluated for the treatment of ALS in our Phase 3 clinical trial. If we receive FDA approval for NurOwn in ALS, Catalent will be our partner for manufacturing commercial quantities of NurOwn® to treat patients with ALS. Our technology transfer to Catalent Houston was successfully completed and enabled continuous supply of NurOwn® for the Expanded Access program. We are also working with Rapid Reshore & Development (“RR&D”) to help us establish in-house manufacturing capabilities, and our partnership with RR&D will accelerate once a regulatory pathway is clear.

We currently lease two cleanroom manufacturing facilities in Jerusalem, Israel at the Hadassah Medical Center and in Tel Aviv at the Sourasky Medical Center to manufacture NurOwn®. These two facilities substantially increase our capacity and expand our ability to manufacture and ship NurOwn® into the EU and local Israeli markets. On July 27, 2021, we announced the approval of GMP certification for a second production site in Israel from the Israel Ministry of Health (MOH) for three state-of-the-art cleanrooms leased by us at the Tel Aviv Sourasky Medical Center (“Sourasky Hospital”). The GMP approval confirms that these cleanrooms are compliant with Israeli GMPs, which are aligned with European Union (EU) GMPs, and more than doubles the Company’s capacity to manufacture and ship NurOwn® into the EU and local Israeli markets. These partnerships will ensure an ongoing cGMP clinical supply of NurOwn® and enable us to provide rapid treatment access to participants if we obtain regulatory approval.

On December 7th, 2021, we and Catalent announced completion of technology transfer for NurOwn® manufacturing at the Catalent’s cell therapy facility in Houston, Texas.

Catalent Houston manufactured NurOwn® for the Expanded Access Program. As of December 31, 2022, seven participants have completed treatment with NurOwn® that was manufactured at the Catalent facility as well as all Expanded Access protocol follow-up visits.

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

On February 22, 2021, we announced high-level FDA feedback on NurOwn® ALS Clinical Development Program. The FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that FDA is seeking to support a BLA. In addition, the FDA advised that this recommendation does not preclude the Company from proceeding with a BLA submission. Following extensive consultations with principal investigators, ALS experts, expert statisticians, regulatory advisors, and ALS advocacy groups to discuss the best path forward to provide NurOwn® for ALS patients, Brainstorm filed a BLA on September 9, 2022. On November 10, 2022, we announced that we had received a RTF letter from the FDA regarding our BLA, which informed us that the BLA was not sufficiently complete to enable a substantive review and that the FDA. The RTF letter contained a list of topics the FDA provided to BrainStorm as rationale for the BLA file being not sufficiently complete to enable a substantive review.  According to the FDA, these reasons included one item related to the trial not meeting the standard for substantial evidence of effectiveness and Chemistry, Manufacturing and Controls (“CMC”) related items. The FDA indicated that we could request a Type A meeting to discuss the content of the RTF letter, and the Type A meeting was held on January 11, 2023. We notified the FDA on February 6, 2023 of our decision to request the FDA to file the NurOwn BLA for ALS over Protest. Written feedback was received on March 22, 2023 from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn BLA for ALS. We submitted an amendment to our BLA on March 7, 2023, in which we responded to the majority of the items included in the RTF letter. The BLA for NurOwn to treat ALS is currently under active review by the FDA.

On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company's BLA for NurOwn® for the treatment of ALS. Given the goal to proceed to an ADCOM as expeditiously as possible, BrainStorm requested that the Center for Biologics Evaluation and Research (CBER) utilize the FDA's File Over Protest procedure and has filed an amendment to the BLA which responds to most of the outstanding questions the FDA has posed.

ALS Expanded Access Program

On December 14, 2020, we announced the NurOwn® Expanded Access Program (EAP) through which NurOwn® would be made available for ALS patients who completed all Phase 3 scheduled treatments and follow-up assessments and meet specific eligibility criteria.

The protocol for the EAP was developed in partnership with the FDA to provide access to NurOwn® for Phase 3 clinical trial participants who meet specific eligibility criteria. Initially, participants less severely affected by ALS, as measured by ALSFRS-R, were the first to receive treatment. This approach is informed by recently announced top-line data from the Company’s Phase 3 clinical trial. According to the FDA, EAPs, alternatively known as “compassionate use” programs, provide a pathway for patients to receive an investigational medicine for a serious disease or condition outside of a clinical trial.

Through the EAP, the six clinical centers participating in the Phase 3 NurOwn® trial each had the opportunity to treat ALS participants who completed the trial. These six centers are: University of California, Irvine; Cedars-Sinai Medical Center; California Pacific Medical Center; Massachusetts General Hospital; University of Massachusetts Medical School; and the Mayo Clinic. EAP treatment of ALS participants who have completed the Phase 3 clinical trial did not interfere with data or regulatory timelines. The Cell Manipulation Core Facility (CMCF) at the Dana Farber Cancer Institute manufactured the investigational therapy, assisted by on-site Brainstorm personnel.

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

On December 27, 2021, we announced plans for a dosing extension of NurOwn® for participants who completed the Expanded Access Protocol. The FDA recommended that Brainstorm submit an EAP protocol amendment to provide additional dosing for these participants. Under the original EAP protocol, participants who had completed the Phase 3 NurOwn® trial and who met specific eligibility criteria had the opportunity to receive 3 doses of NurOwn®. Under the amended EAP protocol, these eligible participants will receive up to 3 additional doses. Data collected from the original EAP treatments informed the decision to move forward with additional doses for participants who completed it. As of January 2023, seven participants have completed treatment with NurOwn® manufactured at the Catalent Houston manufacturing site and all follow-up visits.

Patient Access Programs (ALS)

The Company, had worked collaboratively with the Tel Aviv Sourasky Medical Center (Ichilov Hospital), to treat ALS patients with NurOwn®, under the Israel Hospital Exemption (HE) regulatory pathway for Advanced Therapy Medicinal Products (ATMP), which was adopted by the Israeli MoH from the EMA regulation. Between the first quarter of 2019 and the fourth quarter of 2020, the Company enrolled and treated 12 ALS patients with NurOwn®, under the HE pathway. Thus far, the Company has received $3.4 million in gross proceeds in connection with the treatment of the aforementioned patients.

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

Phase 2 PMS Clinical Trial

On March 24, 2021, the Company announced positive top-line data in the Phase 2 study evaluating three repeated administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. The 28-week open-label Phase 2 clinical trial enrolled 20 primary and secondary progressive MS patients based on the 2017 revised McDonald Criteria, ages 18-65, with baseline Expanded Disability Status Scale (EDSS) scores between 3-6.5, without evidence of relapse within 6 months of enrollment, able to walk 25 feet in 60 seconds or less and were permitted to be on a stable dose of disease modifying therapy. Of the 20 patients enrolled, 18 were treated and 16 (80)% completed the study. Two patients discontinued related to procedure-related AEs. There were no study deaths or AEs related to multiple sclerosis worsening. The mean age of study patients was 47, 56% were female, and mean baseline EDSS score was 5.4. The clinical trial compared clinical efficacy outcomes with a 48-patient matched clinical cohort from the Comprehensive Longitudinal Investigations in MS at the Brigham & Woman’s Hospital (CLIMB Study). MS Function and Cognition measures in the top-line results included the timed 25-foot walk (T25FW); 9-hole peg test (9-HPT); Low Contrast Letter Acuity (LCLA); Symbol Digit Modality Test (SDMT); and the 12 item MS Walking Scale (MSWS-12).

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

Additionally, we completed secondary efficacy data and detailed CSF and blood biomarker analyses. We presented a detailed summary of the study outcomes at the 37th Congress of the ECTRIMS on October 14, 2021 and published our findings in the peer reviewed journal Multiple Sclerosis Journal in September 15, 2022. We are currently considering how best to advance NurOwn® as an innovative treatment option in PMS.

On November 14, 2019, we received a $495,330 grant from the National Multiple Sclerosis Society, through its Fast Forward program, to advance Brainstorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with progressive Multiple Sclerosis. As of December 31, 2022, we received $396,264 on account of the grant.

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

On November 14, 2019, we were awarded a $495,330 grant from the National Multiple Sclerosis Society (NMSS), through its Fast Forward program, for serum and CSF biomarkers analysis in Brainstorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with PMS. As of December 31, 2022, we have received $396,264 out of the $495,330 awarded.

On April 3, 2020, we announced that our wholly owned subsidiary, Brainstorm Cell Therapeutics Ltd., has been awarded a new non-dilutive grant of approximately $1.5 million by the Israel Innovation Authority (“IIA”). The grant enables the Company to continue development of advanced cellular manufacturing capabilities, furthers development of MSC-NTF derived exosomes as a novel therapeutic platform, and will ultimately enable Brainstorm to expand the therapeutic pipeline in neurodegenerative disorders. As of December 31, 2022, we have received $1.3 million out of the $1.5 million awarded.

On June 9, 2020, we announced that The ALS Association and I AM ALS have awarded us a combined grant of $500,000 to support an ALS biomarker research study. The grant will be used to draw insights from data and samples collected from patients who participated in Brainstorm’s Phase 3 clinical trial and treated with NurOwn®, and to further the understanding of critical biomarkers associated with treatment response for people with ALS. As of December 31, 2022, we have received $400,000 out of $500,000 awarded.

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

On December 22, 2020 the U.S. Patent and Trademark Office (USPTO) issued U.S. Patent No. 10,869,899 titled ‘Isolated cells and populations comprising same for the treatment of CNS diseases’. Granted claims cover an isolated cell population secreting GDNF, a pharmaceutical composition comprising the isolated cells, and a device comprising the pharmaceutical composition, including a device that is adapted for administration of the isolated cell population into the spinal cord.

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

Patents protecting NurOwn® have been issued in the United States, Canada, Japan, Europe, Hong Kong, Brazil and Israel.

Recent Scientific and Industry Presentations

On January 27, 2022, Dr. Ralph Kern, former President and Chief Medical Officer at Brainstorm, gave a presentation titled “NurOwn® Phase 3 ALS Clinical Trial Update” at the virtual 12th Annual California ALS Research Summit”.

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

On May 4, 2022, Dr. Kim Thacker, Senior Vice President, Medical Affairs and Clinical Innovation at Brainstorm presented a poster titled “MSC-NTF derived small extracellular vesicles display superior macrophage immunomodulation compared with vesicles derived from naïve MSCs” at the International Society of Cell & Gene Therapy (ISCT) 2022 Meeting in San Francisco, CA May 4-7. The presentation highlighted results of a preclinical study undertaken to understand the mechanisms underlying the superior preclinical efficacy of Exo MSC-NTF versus Exo-MSC in acute lung injury models.

On May 25, 2022, Dr. Ralph Kern, our former President and Chief Medical Officer delivered a presentation titled “Advancing novel CSF biomarkers to evaluate ALS target engagement & improve therapeutic outcomes” at the ALS Drug Development Summit, Boston MA. Dr. Kern also acted as Conference Chair on Day One of the ALS Drug Development Summit.

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

On June 2, 2022, we presented three scientific posters describing NurOwn’s effect on visual outcomes, and inflammatory CSF biomarkers from a Phase 2 trial, as well as data from an in vitro preclinical study evaluating the impact of concomitant use of Siponimod, an approved treatment for secondary progressive multiple sclerosis, on NurOwn neuroprotection at the Consortium of Multiple Sclerosis Centers (CMSC) meeting in National Harbor, Maryland, June 1-4, 2022.

●	Ralph Kern MD, MHSc, our former President and Chief Medical Officer, presented a poster titled “NurOwn (MSC-NTF Cells) Phase 2 Clinical Trial in Progressive MS: Effects on Monocular and Binocular Low Contrast Letter Acuity (LCLA) Outcomes”. This poster evaluated the impact of NurOwn therapy on visual outcomes (monocular and binocular LCLA) in progressive MS study participants in an open-label Phase 2 clinical trial in progressive MS (NCT03799718).
●	Christopher Lock, MD PhD, Stanford School of Medicine presented a poster titled “NurOwn (MSC-NTF) Phase 2 Clinical Trial in Progressive MS: Effects on CSF Inflammatory Biomarkers”. In this scientific poster, the effect of NurOwn treatment on CSF biomarkers in the Phase 2 clinical trial in progressive MS (NCT03799718) was described.
●	Sidney Spector MD PhD, Senior Vice President, Medical Affairs and Global Strategy at Brainstorm presented a poster titled “NurOwn (MSC-NTF) Cells Maintain Neurotrophic and Immunomodulatory Effects with S1P Modulator Siponimod” describing the results of an in-vitro preclinical experiment evaluating the interaction of the S1P modulator Siponimod with MSC-NTF cell-induced neurite outgrowth in a human neuroblastoma cell line, and on the immunomodulatory effect on human activated peripheral blood mononuclear cells (PBMC).

On October 7, 2022, Dr. Stacy Lindborg, our Co-Chief Executive Officer and former Chief Development Officer presented new biomarker analyses from NurOwn’s Phase 3 ALS Trial at the ALS ONE Research Symposium. The presentation was entitled, “The Relationship between CSF Biomarkers and Efficacy of Treatment with NurOwn (MSC-NTF cells).” The new analyses looked at the trajectory of biomarkers for the subgroups of participants with baseline ALSFRS-R scores >25 and ≤25, those most likely to be impacted by the floor effect of the scale. Decreases in neuroinflammatory and neurodegenerative markers and increases in neuroprotective markers in NurOwn treated participants compared to placebo were observed in both subgroups. These results indicate that NurOwn had similar biological effects on ALS participants regardless of the level of disease progression at baseline.

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

On November 7, 2022, Dr. Stacy Lindborg, our Co-Chief Executive Officer and former Chief Development Officer, and Merit Cudkowicz, MD, MSC, Chief of Neurology at Massachusetts General Hospital, Julieanne Dorn Professor of Neurology at Harvard Medical School, and Director of the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital presented a scientific poster titled “Further Analysis of NurOwn Phase 3 Data Based on Baseline ALSFRS-R Status Clarifies Treatment Outcomes” at the 2022 NEALS Meeting, held November 1-3, 2022 in Clearwater Beach, Florida. New post hoc analyses were presented that account for ALSFRS-R floor effects and add to the robust body of evidence supporting a clinically meaningful treatment effect with NurOwn in ALS. To better understand the true effect of treatment with NurOwn compared to placebo, two post-hoc sensitivity analysis methods were used to identify and remove participants from analyses that were most likely to be impacted by the floor effect. These methods were: (1) Total Score Threshold (TST), which removed participants with ALSFRS-R scores ≤ 25; and (2) Item Level Threshold (ILT), which removed participants with a baseline score of 0 or 1 in at least 5 of 6 of the ALSFRS-R’s Fine and Gross Motor scale items. Applying the TST and ITL sensitivity analysis methods resulted in the exclusion of 23% (n=44) and 16% (n=30) of trial participants from analyses, respectively. Both the TST and ILT sensitivity analysis methods show that, after controlling for the impact of the ALSFRS-R floor effect, participants treated with NurOwn had a higher rate of clinical response (primary endpoint) and less function lost across 28 weeks (secondary endpoint), compared to placebo. Additional post-hoc analyses published for the secondary endpoint (average change from baseline in ALSFRS-R), showed a statistically significant benefit following treatment with NurOwn in all subgroups with ALSFRS-R baseline total score of at least 26 to 35 (p≤0.050). These analyses were included in a correction made to the Muscle and Nerve publication (December 2021) and were broadly discussed with the ALS community for the first time at the 2022 NEALS meeting.

On January 10, 2023, Chaim Lebovits, President and Co-Chief Executive Officer, and Stacy Lindborg, Chief Executive Officer, jointly presented a corporate and clinical overview at the Biotech Showcase™ 2023 (Hilton San Francisco Union Square).

On January 20, 2023, Dr. Stacy Lindborg, Co-Chief Executive Officer at Brainstorm Cell Therapeutics, gave a presentation titled “The Debamestrocel (NurOwn) Treatment Effect in Phase 3 as accessed by ALSFRS-R and CSF Biomarkers” at the 13th Annual California ALS Research Summit in San Francisco, California. The presentation demonstrated that NurOwn had significantly better outcomes in analyses controlling for the floor effect. Outcomes that aligned with historical data and power calculations of the trial.

On March 20, 2023, Dr. Stacy Lindborg, Co-Chief Executive Officer at Brainstorm Cell Therapeutics, presented a scientific poster titled “Measuring the rate of impairment in ALS patients using the Revised-ALS Functional Rating Scale: Key Insights into the Floor Effect of the Scale” at the 2023 Muscular Dystrophy Association Clinical and Scientific Conference in Dallas, Texas held March 19-22, 2023. The presentation showed that a floor effect was observed in the PRO-ACT database, and a pattern of a plateau in ALSFRS-R total score was accompanied by scale items of 0 suggesting measurement challenges in those with advanced ALS due to the floor effect of the ALSFRS-R in the NurOwn phase 3 trial and historical studies which are included in the PRO-ACT database. Analyses conducted in those not impacted by the floor effect at baseline of the NurOwn phase 3 trial revealed statistically significant, clinically meaningful effects with NurOwn on the primary and key secondary endpoints.

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

On May 4, 2022, we made a presentation titled “MSC-NTF derived small extracellular vesicles display superior macrophage immunomodulation compared with vesicles derived from naïve MSCs” at the International Society of Cell & Gene Therapy (ISCT) 2022 Meeting in San Francisco, CA May 4-7. The presentation highlighted results of a preclinical study undertaken to understand the mechanisms underlying the superior preclinical efficacy of Exo MSC-NTF versus Exo-MSC in acute lung injury models.

On May 25, 2021, we made a scientific presentation of NurOwn® Exosome preclinical ARDS data at the ISCT 2021 New Orleans Virtual Meeting demonstrating that intrathecal administration of NurOwn-derived exosomes resulted in statistically significant improvements in multiple lung parameters in a mouse model of acute respiratory distress syndrome (ARDS).

On May 26, 2022, we presented a poster titled “Therapeutic effect of MSC-NTF exosomes in experimental bleomycin-induced lung injury” at the ISEV 2022 Annual Meeting, Lyon France. Results from a preclinical study demonstrating superior outcomes of exosomes derived from MSC-NTF cells compared to exosomes derived from MSC cells were presented.

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

We are also engaged in strategic partnerships to expand our cGMP capabilities. The technology transfer to Catalent Houston was successfully completed, with technology transfer to Catalent Princeton underway. This partnership will allow for continuous supply of NurOwn® for future clinical trials and initial commercialization, if approved. Our partnership with RR&D, to help us establish in-house manufacturing capabilities, will accelerate once a regulatory pathway is clear. These partnerships will ensure an ongoing cGMP clinical supply of NurOwn® and enable us to provide rapid treatment access to patients if we obtain regulatory approval.

We may also choose to seek a strategic partnership with a pharmaceutical or biotechnology company for the global commercialization of NurOwn® for ALS, if approved, or to support the execution of additional BLA-enabling clinical programs in other neurodegenerative diseases.

NurOwn® in CNS Disease

Our highest priority is to obtain regulatory approval of NurOwn® for ALS. We are also strategically focused on fully executing the clinical development of NurOwn® in PMS, reviewing the optimal approach in AD as well as continuing our pre-clinical evaluation of the NurOwn® technology platform in other CNS disorders based on our broad preclinical experience in ALS, PMS, AD, Huntington’s Disease and Autism.

Amyotrophic Lateral Sclerosis (ALS)

ALS, often referred to as “Lou Gehrig’s disease,” is a progressive neurodegenerative disease that primarily affects motor nerve cells in the brain and the spinal cord. Motor neurons reach from the brain to the spinal cord and from the spinal cord to the muscles throughout the body. The progressive degeneration of the motor neurons in ALS patients lead to progressive weakness, respiratory failure and eventually, death. The median survival for ALS patients is between 2 and 5 years from the onset of symptoms. Across the world, the prevalence of ALS is approximately 4-7 per 100,000. It is estimated that as many as 30,000 Americans have the disease at any given time, with about 51,000 individuals affected in the territory of the European Single Market. Estimated annual treatment and health care costs for advanced stage patients can be as high as $100,000-$200,000 per annum. Worldwide it is estimated that there are 450,000 patients with ALS.

Treatment decisions are typically determined by the patient’s symptoms, preferences and the stage of the disease. Approved disease modifying medications include:

*Riluzole –approved by the FDA to treat ALS in 1995. Riluzole extends the time to death or ventilation by several months; however, it has not been shown to improve the daily functioning of ALS patients.
*Radicava (Edaravone) – a free radical scavenger- originally approved by FDA (May 2017) as an intravenous (IV) infusion based on a single Phase 3 study carried out in Japan. In 2022, Radicava ORS, an oral suspension, was approved by FDA. The effectiveness of Radicava ORS was based on a study demonstrating comparable levels of Radicava ORS in the bloodstream to the levels from the IV formulation of Radicava.
*Relyvrio (sodium phenylbutyrate and taurursodiol)-approved by FDA in September of 2022. Relyvrio is taken orally. The efficacy of Relyvrio for the treatment of ALS was demonstrated in a 24-week, multicenter, randomized, double-blind, placebo-controlled, parallel-group study.

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

On June 18, 2006, an International Patent Application (Publication No. WO 2006/134602) was filed entitled “Isolated Cells and Populations Comprising Same for the Treatment of CNS Diseases.” National phase applications were filed in many jurisdictions including US and Europe.

On February 11, 2014, the U.S. Patent and Trademark Office (“USPTO”) granted US patent, 8,647,874 which claims priority from this PCT application. This patent relates to the production method of the Company’s proprietary stem cells induced to secrete large quantities of neurotrophic factors.

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

On May 26, 2009, an International Patent Application (Publication No. WO 2009/144718) was filed entitled “Mesenchymal stem cells for the treatment of CNS diseases”. National phase applications were filed in US, Europe and Israel.

On March 4, 2014, we were granted U.S. Patent (No. 8,663,987) which claims priority from WO 2009/144718. The claims of this granted patent relate to the composition of cells.

On August 6, 2013, an International Patent Application (Publication No. WO 2014/024183) was filed entitled “Methods of generating Mesenchymal stem cells which secrete neurotrophic factors”. National phase applications were filed in the US, Europe, Hong Kong, Canada, Brazil, Japan and Israel.

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

In September 2015, we were granted patent No. 209604 by Israel’s Patent Office for our application titled “Mesenchymal stem cells for the treatment of CNS diseases “ which claims priority from WO 2009/144718. The claims cover the cell composition itself, the method of generating and the use of the cells for treating any CNS disease or disorder.

In July 2018, the European Patent Office (“EPO”) granted a Europe-wide patent for Patent No 2285951, which claims priority from WO 2009/144718. The allowed claims cover methods of treating ALS using mesenchymal stem cells that secrete neurotrophic factors, including brain derived neurotrophic factor (BDNF). This patent will provide protection for MSC-NTF cells (NurOwn®) in the EU validated states until 2029.

In August 2018, the USPTO granted US Patent No 10,052,363 which relates to methods of treating ALS, Parkinson’s disease and Huntington Disease with NurOwn®. This patent will provide protection for MSC-NTF cells (NurOwn®) in the US until 2029.

On July 6, 2018, the Japanese Patent Office (“JPO”) granted Japanese patent No. 6,362,596, entitled: “Methods of Generating Mesenchymal Stem Cells Which Secrete Neurotrophic Factors” which claims priority from WO 2014/024183. This patent will provide protection for MSC-NTF cells (NurOwn®) in Japan until 2033. The allowed claims cover a method of generating cells which secrete brain derived neurotrophic factor (BDNF), glial derived neurotrophic factor (GDNF), hepatocyte growth factor (HGF) and vascular endothelial growth factor (VEGF).

On August 24, 2018, the U.S. Patent and Trademark Office (“USPTO”) granted US Patent No. 10,046,010 titled “Methods of Generating Mesenchymal Stem Cells Which Secrete Neurotrophic Factors’. Allowed claims cover the method for generating MSC-NTF cells (NurOwn®) in industrial amounts for clinical practice. This patent will provide protection for MSC-NTF cells (NurOwn®) in the US until 2033.

On October 10, 2018, the European Patent Office allowed the European Patent Application No. 13164650.7 titled “Mesenchymal stem cells for the treatment of CNS diseases” which claims priority from WO 2009/144718. The allowed claims cover the isolated cells as well as their use in the manufacture of a medicament for treating a CNS disease or disorder (selected from the group consisting of Parkinson’s, multiple sclerosis, epilepsy, amyotrophic lateral sclerosis, stroke, autoimmune encephalomyelitis, diabetic neuropathy, glaucomatous neuropathy, Alzheimer’s disease and Huntingdon’s disease)

On December 21, 2018, the Israel Patent Office granted patent No. 237124 titled ‘Methods of Generating Mesenchymal Stem Cells Which Secrete Neurotrophic Factors’. The allowed claims cover the isolated population of cells, the method of manufacturing the cells, and the use of the isolated population of cells for preparation of a medicament for treating a disease (consisting of a neurodegenerative disease, a neurological disease and an immune disease etc.).

In March 2019, the European Patent Office (“EPO”) granted a European-wide patent titled ‘Mesenchymal Stem Cells for the treatment of CNS Diseases.’ The European Patent Application published in the European Patent Bulletin 19/13 on March 27, 2019, under Patent No. 2620493. The allowed claims cover the isolated cells as well as their use in the manufacture of a medicament for treating a CNS disease or disorder, selected from the group consisting of Parkinson’s, multiple sclerosis, epilepsy, amyotrophic lateral sclerosis, stroke, autoimmune encephalomyelitis, diabetic neuropathy, glaucomatous neuropathy, Alzheimer’s disease and Huntingdon’s disease.

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

On December 6, 2019, the Hong Kong patent office granted patent No. HK1182133 titled “Mesenchymal stem cells for the treatment of CNS diseases” which claims priority from WO 2009/144718. The allowed claims cover the isolated cells as well as their use in the manufacture of a medicament for treating a CNS disease or disorder, selected from the group consisting of: Parkinson’s, multiple sclerosis, epilepsy, amyotrophic lateral sclerosis, stroke, autoimmune encephalomyelitis, diabetic neuropathy, glaucomatous neuropathy, Alzheimer’s disease and Huntingdon’s disease.

On January 9, 2020, the European Patent Office (EPO) communicated its intention to grant a European patent titled ‘Methods of Generating Mesenchymal Stem Cells which secrete Neurotrophic Factors’ (Application No. 13767124.4). The allowed claims cover the method for manufacturing MSC-NTF cells (NurOwn®).

On January 27, 2020, the Israeli Patent Office issued a Notice of Acceptance for Israeli patent application No. 246943 titled ‘Method of Qualifying Cells’. The allowed claims cover the cells that secrete neurotrophic factors which are qualified to be useful as a therapeutic for treating ALS and a method for qualifying said cell population.

On January 29, 2020, the European Patent Office (EPO) has communicated its intention to grant a European patent titled ‘Methods of Generating Mesenchymal Stem Cells which secrete Neurotrophic Factors’. The allowed claims cover the method for manufacturing MSC-NTF cells (NurOwn®).

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

On September 16, 2020, the Company announced that the Japanese Patent Office (JPO) has granted Brainstorm’s Japanese Patent, number: 6,753,887, titled: “Methods of Generating Mesenchymal Stem Cells Which Secrete Neurotrophic Factors”. The allowed claims cover a method of generating cells which secrete neurotrophic factors from human undifferentiated mesenchymal stem cells (MSCs) derived from the bone marrow of a single donor. The said neurotrophic factors includes brain derived neurotrophic factor (BDNF); glial derived neurotrophic factor (GDNF); hepatocyte growth factor (HGF); and vascular endothelial growth factor (VEGF).

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

Family		Pending	Allowed	Granted	Expiry
No.	Patent Name/ Int. App. No.	Jurisdictions	Jurisdictions	Jurisdictions	Date
1	Isolated Cells and Populations Comprising Same for the Treatment of CNS Diseases/PCT/IL2006/000699			Europe, US	2026-2030
2	Mesenchymal Stem Cells for the treatment of CNS Diseases PCT/ IL2009/000525			US, Israel, Europe, Hong Kong	2029-2030
3	Methods of Generating Mesenchymal Stem Cells Which Secrete Neurotrophic Factors / PCT/IL2013/050660	US		US, Canada, Japan, Israel, Europe Hong Kong	2033
	A Method of generating cells which secrete Brain Derived Neurotrophic Factor (BDNF), Glial Derived Neurotrophic Factor (GDNF), Hepatocyte Growth Factor (HGF) and Vascular Endothelial Growth Factor (VEGF), wherein Said cells do not Secrete Nerve Growth Factor (NGF)			Brazil	2033
	Method of Qualifying Cells /PCT IL2015/050159	Europe, Hong Kong, Brazil		US, Japan, Israel	2035
4	Populations of Mesenchymal Stem Cells that secrete Neurotrophic Factors US 10,564,149			US	2035
	Pharmaceutical composition comprising bone-marrow derived mesenchymal stem cells Canadian Patent no. 2,937,305			Canada	2035
5	Methods of treating ALS PCT/IL2017/050801	US, Israel, Japan, S. Korea, Australia, Canada			2037
	Methods for diagnosing ALS	Europe,			2037
6	Cell-Type Specific Exosomes and Use Thereof PCT/IL2019/050401	US, Europe, Israel, Japan, S. Korea, Australia, Canada			2039
7	Methods and Compositions for Treating Lung Conditions PCT/IL2021/050885	US, Australia, Canada, Israel, Japan and Europe			2041

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

In consideration for the rights granted to our Israeli Subsidiary in and to the Ramot IP, our Israeli Subsidiary is required to pay Ramot royalties ranging between three percent (3)% and five percent (5)% of all net sales realized from the exploitation of the Ramot IP, as well as remittances of between twenty percent (20)% and twenty-five percent (25)% on revenues received from the sub-licensing of the Ramot IP.

Pursuant to the third amendment of the Amended and Restated Agreement referenced above, Ramot agreed to convert the exclusive licenses then-existing, to outright transfers and assignments of the Ramot IP, thereby granting our Israeli Subsidiary ownership thereof.

Non-Proprietary (generic) name

In June 2022, the United States Adopted Names (USAN) Council adopted ‘Demabestrocel’ as the non-proprietary (generic) name for the MSC-NTF cells for the treatment of neurodegenerative diseases with unmet need, such as Amyotrophic Lateral Sclerosis (ALS), Multiple Sclerosis (MS) and Alzheimer’s Disease (AD). The name was approved by the International Nonproprietary Names (INN) of the World Health Organization (WHO) And published on USAN’s website at https://searchusan.ama-assn.org/finder/usan/search/DEBAMESTROCEL/relevant/1/

Government Regulation and Product Approval

We intend to pursue regulatory approval for our bone marrow derived differentiated neurotrophic-factor secreting cell products, NurOwn®, for autologous treatment in patients by neurosurgeons in medical facilities in the U.S., Europe, Japan and Israel.

In January 2013, the EMA Committee for Advanced Therapies designated NurOwn® as an Advanced Therapy Medicinal Product.

U.S. Biological Products Development Process

The FDA regulates drugs and biological products under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, or the PHSA, and related regulations and other federal, state and local laws and regulations. Biological products include a wide variety of products including vaccines, blood and blood components, gene therapies, tissue and proteins. Unlike most prescription products made through chemical processes, biological products generally are made from human and/or animal materials. To be lawfully marketed in interstate commerce, a biologic product must be the subject of a Biologics License Application (“BLA”), issued by the FDA on the basis of a demonstration that the product is safe, pure and potent, and that the facility in which the product is manufactured meets standards to assure that it continues to be safe, pure and potent. The FDA has developed and is continuously updating the requirements with respect to cell and gene therapy products and has issued documents concerning the regulation of cellular and tissue-based products. Manufacturers of cell and tissue-based products must comply with the FDA’s current Good Tissue Practice (“cGTP”) requirements which are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of such products. The primary intent of the cGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease.

The process of obtaining regulatory approvals and ensuring compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, product detention, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

*	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices, or GLP, requirements or other regulations;
*	Submission to the FDA of an Investigational New Drug, or IND, application which must become effective before human clinical trials may begin;
*	Performance of adequate and well-controlled clinical trials according to Good Clinical Practices, or GCP, to establish the safety and efficacy of the proposed biological product for its intended use;
*	Submission to the FDA of a BLA for a new biological product;
*	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s or biologic’s identity, strength, quality and purity; and
*	FDA review and approval of the BLA.

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

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the stem cell therapy, proposed labeling and other relevant information, are submitted to the FDA as part of a BLA, requesting approval to market the product. The submission of a BLA is subject to the payment of substantial user fees which may be waived under certain limited circumstances.

The approval process is lengthy and difficult and the FDA may refuse to approve a BLA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the FDA’s threshold determination that it is sufficiently complete to permit a substantive review. If the FDA determines that the BLA is incomplete, the FDA may refuse to file the application. If the FDA refuses to file a BLA, the applicant may refile the application with information addressing the FDA identified deficiencies, which refiling would be subject to FDA review before it is accepted for filing, or the applicant may request an informal meeting with the FDA about whether the application should be filed. After the meeting, the applicant may request that the application be Filed over Protest. When an application is Filed over Protest, the FDA is required to review the application as filed. Generally, the FDA does not favor the File over Protest procedure. There may also certain consequences of filing an application over Protest. For example, such an application would not be eligible for certain FDA communications over the course of the review cycle.

In addition, an applicant that receives an RTF can, in some circumstances, appeal the decision using the FDA’s dispute resolution procedures. After the BLA submission is accepted for filing, the FDA reviews the BLA to determine, among other things, whether a product meets FDA’s approval standards and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. Under the performance goals and policies implemented by the FDA under the Prescription Drug User Fee Act, or PDUFA, for standard applications for original BLAs, the FDA targets ten months from the date FDA files the application (i.e., the filing date) in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application granted priority review by FDA. The FDA does not always meet its PDUFA goal dates. The review process and the PDUFA goal date may be extended by an additional three-month review period when a major amendment, such as a major new clinical safety/efficacy study report or a major re-analysis of a previously submitted study, is submitted. However, when an application is filed with the FDA over Protest, the FDA generally will not review amendments to the application during any review cycle and will not issue information requests to the applicant during the agency’s review.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent, for its intended use, and whether the product is being manufactured in accordance with cGMP to ensure its continued safety, purity and potency. The FDA may refer applications for novel biological products or biological products that present difficult or novel questions of safety, efficacy, or quality to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Where applicable, the FDA also will not approve the product if the manufacturer is not in compliance with the cGTPs. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements. To assure cGMP, cGTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA for a novel product (e.g., new active ingredient, new indication, etc.) must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the drug product will be produced, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. When an application is Filed over Protest, the performance goals implemented by the FDA under PDUFA do not apply to any resubmission of the application following an FDA complete response action, and any such resubmission is reviewed as available resources permit.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require Phase 4 testing which involves clinical trials designed to further assess a biologic’s safety and effectiveness after BLA approval and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or a stem cell therapy intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a stem cell therapy available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting a BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. However, orphan product designation does provide the potential for a period of exclusivity and we may be eligible for grant funding to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or stem cell therapy for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same stem cell therapy as defined by the FDA or if our stem cell therapy is determined to be contained within the competitor’s product for the same indication or disease. If a stem cell therapy designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union has similar but not identical benefits in the European Union.

In February 2011, we received Orphan Drug Designation for NurOwn® for the treatment of ALS in the United States. In July 2013, we received Orphan Medicinal Product Designation for NurOwn® for the treatment of ALS from the European Commission. Orphan designation grants a 10-year marketing exclusivity in the EU for the designated indication, as well as several other regulatory incentives.

Fast Track Designation

To be eligible for Fast Track designation, new biological product candidates must be intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a biologic may request the FDA to designate the biologic as a Fast Track product at any time during the clinical development of the product. One benefit of Fast Track designation, for example, is that the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted if certain conditions are satisfied, including an agreement with the FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review.

ACT for ALS and Congressional Hearing on Advancing Treatments and cures for Neurodegenerative Diseases including ALS

The U.S. House of Representatives Subcommittee on Health of the Committee on Energy and Commerce held a hearing on July 29, 2021. The hearing was entitled, “The Path Forward: Advancing Treatments and Cures for Neurodegenerative Diseases.” The aim of the hearing was to discuss the challenge of advancing treatments and cures for neurodegenerative diseases to ensure collaboration and multidiscipline coordination between FDA, the National Institutes of Health, or NIH, academic researchers, private drug companies, and patients. Leading ALS neurologists and advocates testified regarding the immense unmet medical need in ALS and the urgency to exercise for regulatory flexibility when evaluating therapies for 100% fatal and heterogenous diseases such as ALS. The following are excerpts from the testimonies from the E and C Hearing:

Jinsy Andrews, MD, MSc representing Herself, The ALS Association, and Columbia University at this hearing stated, “We have seen the ability for regulatory flexibility and speed in other areas. The reality is that ALS is 100 percent fatal. The pipeline and our understanding have grown significantly in the last five years.” “Approving a new drug for ALS — or Alzheimer’s or other diseases — can have a bigger impact than just providing people with a single new treatment. New approvals can spur innovation and investment by industry in a disease space with few available treatments available. But in cases of fatal neurological diseases without cures, when a promising drug comes along that has the potential to retain function and extend life, patients’ needs are paramount.”

Merit Cudkowicz, MD Chair, Dept of Neurology, Mass General Hospital Director Sean M. Healey & AMG Center for ALS, Mass General Hospital Julianne Dorn Professor of Neurology, Harvard Medical School testified the following at this hearing, “We must disrupt the current, slow approach to therapy development and partner expertise from our field and other fields with the FDA to think more creatively and become more effective in choosing the best treatments for the right person at the right time. We have begun to do this with the AMX035 (Centaur), NurOWN and Tofersen (SOD1 gene therapy) trials and the new Healey ALS Platform Trial.” Specifically, she remarked , “We have heard reports from people in the NurOWN trial and expanded access program of improvements in function. This is not something we typically see or hear in ALS. There were important changes in important biomarkers in the phase 3 trial and better responses in people who started treatment in an earlier stage of the disease. The manuscript with full results is under review. Continued dialogue with the FDA on how to identify subsets of responder is critical as it is very likely that this treatment and many future treatments will work better in one group of people than another.”

Brian Wallach & Sandra Abrevaya Co-Founders, I AM ALS cited the 2019 ALS therapy Guidance document in their testimony and stated the following: “ When the Guidance was finally released, the ALS community was filled with hope as it stressed the need for “regulatory flexibility in applying the statutory standards to drugs for serious diseases with unmet medical needs.” Moreover, it explicitly stated that “[w]hen making regulatory decisions about drugs to treat ALS, FDA will consider patient tolerance for risk and the serious and life-threatening nature of the condition in the context of statutory requirements for safety and efficacy.” They further addressed specific therapies and remarked, “The second, NurOwn, involves the extraction, enrichment and injection of a patient’s own stem cells. The Phase III trial for NurOwn did not meet its overall primary endpoint. Going into the trial the drug company identified a score of 35 on the ALSFRS, the clinical assessment of a patient’s disease progression, as the mean expected score of patients when they first enrolled. In the end, more patients with lower ALSFRS scores enrolled in the trial than was expected. Thus, the actual mean ALSFRS was below 35. Of the patients who started the trial with a score of more than 35, they not only had a significantly higher response rate than those on placebo, but also their ALSFRS was two points higher than those on the placebo at the end of the trial. Given these results, why didn’t the FDA approve NurOwn for at least those patients with ALSFRS scores above 35 and at the same time require the company to complete a confirmatory trial on the larger group? That is an approach that gives people living with ALS today a chance while giving FDA more data. With a disease as complex and heterogeneous as ALS we need this type of flexibility and urgency from the FDA.” They closed their testimony with the following: “This generation of patients and our families demand better from ourselves, the medical community and policymakers. You have the power to help make ALS like MS, to change ALS from a “rare disease” to a disease that more than 1 million Americans are living with. Moreover, ALS is linked to Alzheimer’s, Parkinson’s and Frontotemporal Dementia, among others. Meaning if we cure ALS, we can help unlock cures for all. That is a future worth fighting for.”

The Act for ALS was signed into law on December 23, 2021. The law establishes grant programs to address neurodegenerative diseases, such as ALS and contains other related provisions. It authorized up to 100 million dollars per year for 5 years, $500 million dollars total. The Department of Health and Human Services (HHS) shall award grants to eligible entities for scientific research utilizing data from expanded access to investigational ALS treatments for individuals who are not otherwise eligible for clinical trials. The FDA shall award grants to public and private entities to cover the costs of research and development of drugs that diagnose or treat ALS and other rare neurodegenerative diseases. HHS shall also establish the Public-Private Partnership for Neurodegenerative Diseases between the NIH, the FDA, and at least one eligible entity (generally, an institution of higher education or a nonprofit organization). The partnership shall support the development and regulatory review of drugs that address ALS and other rare neurodegenerative diseases.

On June 23, 2022, FDA released its Action Plan for Rare Neurogenerative Diseases including ALS. The action plan contains FDA’s five-year strategy for bolstering scientific achievement and promoting innovation for rare neurodegenerative diseases by engaging in targeted activities including establishing the FDA Rare Neurodegenerative Diseases Task Force, establishing the public-private partnership for rare neurodegenerative diseases, developing disease-specific science strategies, and leveraging ongoing FDA regulatory science efforts. The action plan also includes a science strategy developed for ALS, which outlines activities that FDA will conduct between June 2022 and June 2027 to address current challenges to ALS drug development. Further, on September 14, 2022, FDA and NIH announced the launch of the Critical Path for Rare Neurodegenerative Diseases (CP-RND), a public-private partnership aimed at advancing the understanding of neurodegenerative diseases and fostering the development of treatments for ALS and other rare neurodegenerative diseases. The Critical Path Institute (C-Path) was selected as the convener of this partnership.

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

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA marketing approval of our stem cell therapies, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between (a) the effective date of an IND and the submission date of a BLA plus (b) the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved stem cell therapy is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent and within 60 days of approval of the stem cell therapy. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Post-Approval Requirements

Any biological products for which we receive FDA approval are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse effects with the product, reporting of changes in distributed products, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. In September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-marketing authority, including the authority to require post marketing studies and clinical trials, labeling changes based on new safety information, and compliance with REMS, approved by the FDA. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label. Further, manufacturers of biologics must continue to comply with cGMP requirements, which are extensive and require considerable time, resources, and ongoing investment to ensure compliance. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Biological product manufacturers and other entities involved in the manufacturing and distribution of approved biological products, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, cGTP applicable to biologics, and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the biological product. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards, and test each product batch or lot prior to its release. Manufacturers and other parties involved in the drug supply chain for prescription drugs must also comply with applicable product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States.

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

Regulation of Combination Products in the United States

Certain products that we develop may be comprised of components that are regulated under separate regulatory authorities and by different centers at the FDA. These products are known as combination products. A combination product is comprised of a combination of a drug and a device; a biological product and a device; a drug and a biological product; or a drug, a device, and a biological product.

A combination product with a biological primary mode of action generally would be reviewed and approved pursuant to the biological product approval processes under the FDCA and PHSA. Under FDA regulations, combination products are subject to cGMP requirements applicable to both biological products and devices, including the requirements of the Quality System Regulation, or QSR, applicable to medical devices.

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

In addition to requirements of US federal and state law, we may also be subject to additional privacy restrictions around the world including Israel. Israel has implemented data protection laws and regulations, including the Israeli Protection of Privacy Law, 5741-1981, or the PPL. The PPL imposes certain obligations on the owners of databases containing personal data, including, e.g., a requirement to register databases with certain characteristics, an obligation to notify data subjects of the purposes for which their personal data is collected and processed and of the disclosure of such data to third parties, a requirement to respond to certain requests from data subjects to access, rectify, and/or delete personal data relating to them and an obligation to maintain the security of personal data. In addition, the Protection of Privacy Regulations (Data Security), 5777-2017, that entered into force in May 2018, impose comprehensive data security requirements on the processing of personal data. The Protection of Privacy Regulations (Transfer of Data to Overseas Databases), 5761-2001, further impose certain conditions on cross-border transfers of personal data from databases in Israel. Certain violations of the PPL are considered a criminal and/or a civil offense and could expose the violating entity to criminal, administrative, and financial sanctions, as well as to civil actions. Additionally, the Israel Privacy Protection Authority, or the Privacy Protection Authority, may issue a public statement that an entity violated the PPL, and such a determination could potentially be used against such entity in civil litigation. The Israeli Ministry of Justice has introduced amendments to the PPL designed, among other things, to enhance the Privacy Protection Authority’s investigative and enforcement powers (including powers to impose fines) and to broaden data subject rights

Further, should we begin trials in or otherwise have operations in or collect data from individuals in the European Economic Area, we will be subject to stringent European data protection rules. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the General Data Protection Regulation 2016/679 (GDPR), which became effective on May 25, 2018 and the United Kingdom General Data Protection Regulation, as tailored by the Data Protection Act 2018 (“UK GDPR”). The GDPR and UK GDPR are wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR/UK GDPR also impose strict rules on the transfer of personal data to countries outside the European Economic Area and the United Kingdom, respectively, including to the United States, and permit data protection authorities to impose large penalties for violations, including potential fines of up to €20 million or 4% of annual global revenues under the EU GDPR and up to £17.5 million or 4% of worldwide revenue for violations of the UK GDPR, whichever is greater. The GDPR/UK GDPR also confer a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR/UK GDPR. In addition, the GDPR/UK GDPR include restrictions on cross-border data transfers. Compliance with the GDPR/UK GDOR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European and United Kingdom activities.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, former President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to legislation amendments to the statute, including the BBA, will stay in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions are suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Then, a 1% payment reduction occurred beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021 and the petition was granted on July 2, 2021. On June 15, 2022, the Supreme Court unanimously reversed the Court of Appeals’ decision, holding that HHS’s 2018 and 2019 reimbursement rates for 340B hospitals were contrary to the statute and unlawful. We continue to review developments impacting the 340B program.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

We have already initiated activities to support commercial launch if our product is approved by regulatory authorities. These activities include scaling out production capacity, logistics and supply. In support of commercialization and to expand our cGMP capabilities we are engaged in several strategic partnerships. A technology transfer to Catalent Houston was completed, with a second technology transfer to Catalent Princeton underway, which will allow for continuous supply of NurOwn® for future clinical trials and initial commercialization. Our partnership with R&D, to help us establish in-house manufacturing capabilities, will accelerate once a regulatory pathway is clear. These partnerships will ensure an ongoing cGMP clinical supply of NurOwn® and enable us to provide rapid treatment access to patients if we obtain regulatory approval.

Competition

There are several clinical trials underway evaluating experimental treatments for ALS, of which only one is a cell-based trials being conducted by other commercial entities. Corestem, a Korean company has commercialized its NEURONATA-R® inj., an autologous bone marrow mesenchymal stem cell (BM-MSC) therapy for ALS in South Korea based on the results from a phase 2 Korean trial and although it has been reported that a phase 3 trial was authorized by the FDA, it is only being conducted in South Korea. Kadimastem completed a Ph1/2 trial of AstroRx, a therapy comprised of astrocytes derived from human embryonic stem cells and is planning a Ph 2 study to evaluate repeat dosing. There are 2 companies evaluating Tregs in ALS, Coya and Rapa Therapeutics in Phase 2 and Phase 1/2, respectively. Phase 3 trials underway include Cytokinetics (Reldesemtiv), AB Science (masitinib as add on to riluzole), and Ionis/Biogen (Ionis 363) in FUS-ALS.

Neuraltus Pharma was developing NP001, is a small molecule that modulates macrophages to promote an anti-inflammatory state in order to reduce the rate of motoneuron loss. NP001 failed to demonstrate efficacy in a Phase 2 clinical trial. A post hoc analysis demonstrated a potential subgroup for which efficacy may be observed and the program is now being advanced by Neuvivo. The Healy platform trial includes 5 ALS therapies: Zilucoplan; Pridopidine; Trehalose; Verdiperstat; and CNM-Au8. The Zilucoplan arm was stopped after futility analysis and only the Trehalose arm is actively enrolling. A 6th product, ABBV-CLS-7262 is not yet enrolling. Therapies specifically targeting genetic mutations in a small subset of ALS patients, such as SOD1 and C9ORF72, are being evaluated using antisense oligonucleotide technology (Biogen, IONIS, and WAVE Therapeutics). Biogen’s has submitted an NDA for tofersen for ALS patients with the SOD1 mutation and an Advisory Committee meeting is scheduled for March 22, 2023.

Currently, there are three FDA-approved ALS therapies, Riluzole, Radicava (available as IV and oral formulations) and Relyvrio, that have demonstrated modest improvements in survival or ALS function, respectively. Riluzole, approved by the FDA in 1995, extends the time to death or ventilation by several months; however, it has not been shown to improve the daily functioning of ALS patients. Radicava (Edaravone) is a free radical scavenger approved by FDA in May 2017 based on a single Phase 3 study carried out in Japan. Edaravone oral formulation (Radicava ORS) was approved in 2022. Relyvrio demonstrated slowing of disease progression versus placebo and in a post hoc exploratory analysis, a longer median survival was observed in participants originally randomized to Relyvrio.

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

In the event of a security breach, we could suffer loss of business, severe reputational damage adversely affecting investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation and other liabilities. For example, the loss of preclinical study or clinical trial data from completed or future preclinical studies or clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

Human Capital

We currently have 43 employees, all of whom are full-time. None of our employees is represented by a labor union. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and our success by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Item 1A.           RISK FACTORS

Summary of our Risks:

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in the section entitled “Risk Factors” in this Form 10-K. These risks include, among others:

*	We will need substantial additional funding to pursue our business objectives and continue our operations. If we are unable to raise capital when needed, we may be required to delay, limit, reduce or terminate our research or product development efforts or future commercialization efforts.
*	We have a history of losses and we expect to incur losses for the foreseeable future.
*	The continuing effects of the novel coronavirus disease, COVID-19, including the emergence of new variants, could adversely impact our business, including our clinical trials and supply chain.
*	Our product development programs are based on novel technologies and are inherently risky. The field of stem cell therapy is relatively new and our development efforts may not yield an effective treatment of human diseases.
*	Our NurOwn® stem cell therapy may not demonstrate safety and efficacy sufficient to obtain regulatory approval, and may not receive regulatory approval. Our NurOwn® stem cell therapy, even if approved, may not be accepted in the marketplace; therefore, we may not be able to generate significant revenue, if any.
*	If serious or unexpected adverse side effects are identified during the development of our NurOwn® stem cell therapy, we may need to abandon or limit its development.
*	Our success will depend in part on establishing and maintaining effective strategic partnerships and collaborations, which may impose restrictions on our business and subject us to additional regulation.
*	We have never manufactured our NurOwn® stem cell therapy at commercial scale and there can be no assurance that it can be manufactured in compliance with regulations at a cost or in quantities necessary to make it commercially viable.
*	Part of our business in the foreseeable future will be based on technology licensed from Ramot and if this license were to be terminated upon failure to make required royalty payments in the future, we would need to change our business strategy and we may be forced to cease our operations.
*	Technological and medical developments or improvements in conventional therapies could render the use of stem cells and our services and planned products obsolete.
*	We face substantial competition in developing cell therapies for ALS and other neurodegenerative diseases, which may result in others discovering, developing or commercializing products before or more successfully than we do.
*	It is uncertain to what extent the government, private health insurers and third-party payors will approve coverage or provide reimbursement for the therapies and products to which our services relate. Availability for such reimbursement may be further limited by an increasing uninsured population and reductions in Medicare and Medicaid funding in the United States.
*	We are exposed to fluctuations in currency exchange rates. The dollar cost of our operations in Israel will increase to the extent increases in the rate of inflation in Israel are not offset by a devaluation of the NIS in relation to the dollar, which would harm our results of operations.

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

The U.S. Phase 2 PMS trial faced slight delays in enrollment due to the COVID-19 pandemic, but as of June 2020, all the trial sites were back on track to continue with the trial. On December 18, 2020, we announced the completion of all dosing in the study participants in the trial and positive top-line clinical trial results were announced on March 24, 2021.

During a public health emergency, certain manufacturing facilities and materials may be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, which may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Further, during a public health emergency, the FDA and other foreign regulatory authorities may be unable to ensure timely reviews of applications for medical products. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications.

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

We have a history of losses and we expect to incur losses for the foreseeable future.

As a development stage pre-revenue company, we are in the early stages of executing our business plan. We had no operational revenues for the fiscal years ended December 31, 2020, December 31, 2021 or December 31, 2022. We are currently in the process of introducing the Company to strategic partners. In the upcoming three years, the Company will focus on completing its ongoing clinical trials and commercialization of NurOwn® for ALS, if approved. We are unable, at this time, to foresee when we will generate operational revenues from strategic partnerships. If NurOwn® is approved by the FDA for ALS, we hope to commercialize and start generating revenues shortly thereafter., We expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs and commercialization efforts. These losses are expected to have an adverse impact on our working capital, total assets and stockholders’ equity.

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

Since a considerable portion of our expenses such as employees’ salaries are linked to an extent to the rate of inflation in Israel, the dollar cost of our operations is influenced by the extent to which any increase in the rate of inflation in Israel is or is not offset by the devaluation of the NIS in relation to the dollar. As a result, we are exposed to the risk that the NIS, after adjustment for inflation in Israel, will appreciate in relation to the dollar. In that event, the dollar cost of our operations in Israel will increase and our dollar-measured results of operations will be adversely affected. During the past few years inflation-adjusted NIS appreciated against the dollar, which raised the dollar cost of our Israeli operations. We cannot predict whether the NIS will appreciate against the dollar or vice versa in the future. Any increase in the rate of inflation in Israel, unless the increase is offset on a timely basis by a devaluation of the NIS in relation to the dollar, will increase labor and other costs, which will increase the dollar cost of our operations in Israel and harm our results of operations.

Risks Related to our Cell Therapy Product Development Efforts

If our NurOwn® stem cell therapy does not demonstrate safety and efficacy sufficient to obtain regulatory approval, it may not receive regulatory approval and we will be unable to market it.

The therapeutic treatment development and regulatory approval process is expensive, uncertain and time-consuming. As part of the regulatory process, we conduct clinical trials, for our NurOwn® stem cell therapy to demonstrate safety and efficacy in humans to meet the requirements of the FDA and regulatory authorities in other countries. We have completed our Phase 3 ALS trial and announced on February 2021 that the FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that FDA is seeking to support a BLA. On November 10, 2022, we announced that we had received a RTF letter from the FDA regarding our BLA. The FDA indicated that we could request a Type A meeting to discuss the content of the RTF letter, and the Type A meeting was held on January 11, 2023. We notified the FDA on February 6, 2023 of our decision to request the FDA to file the NurOwn BLA for ALS over Protest. We submitted an amendment to our BLA on March 7, 2023, in which we responded to the majority of the items included in the RTF letter. Written notification was received on March 22, 2023 from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn BLA for ALS. The BLA for NurOwn to treat ALS is currently under active review by the FDA. If we fail to obtain regulatory approval for our NurOwn® stem cell therapy, we will be unable to market and sell it and we may never be profitable.

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

The novel nature of our autologous stem cell therapy creates significant challenges with regard to product development and optimization, manufacturing, government regulations, and market acceptance. For example, although cell therapy has been available in oncology, the FDA’s experience with mesenchymal stem cell therapies is limited. None have been approved by the FDA for commercial sale in the US, and the pathway to regulatory approval for our stem cell therapies may accordingly be more complex and lengthy. As a result, the development and commercialization pathway for our therapies may be subject to increased uncertainty, as compared to the pathway for new conventional drugs.

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

Despite our experience conducting and managing clinical trials, we may not be able to conduct and manage future trials successfully and have limited experience in the application process necessary to obtain regulatory approvals.

Despite our prior experience in conducting and managing clinical trials, we may not be able to conduct and manage future trials successfully. We have limited experience in the application process to obtain regulatory approvals. If our clinical trials are unsuccessful, or if we do not complete our clinical trials, we may not receive regulatory approval for or be able to commercialize our stem cell therapies.

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

We will need to acquire additional capabilities and effectively manage our operations and facilities to successfully pursue and complete future research, development and, if our NurOwn® stem cell therapy receives regulatory approval, commercialization efforts. Currently, we have no experience in commercial-scale manufacturing, managing of large-scale information technology systems or managing a large-scale distribution system. We will need to add personnel and expand our capabilities, which may strain our existing managerial, operational, regulatory compliance, financial and other resources. To do this effectively, we must:

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

To this end, we are working with Catalent, a third party manufacturer for producing commercial quantities of NurOwn® to treat patients with Neurodegenerative disease. We are also working with RR&D, to help us establish in-house manufacturing capabilities. Our current dependence on others for the manufacture of our drug candidates may adversely affect our ability to develop and deliver such drug candidates on a timely and competitive basis. For our product candidates that are biologic-device combination products, third-party manufacturers may not be able to comply with cGMP regulatory requirements applicable to biologic-device combination products, including applicable provisions of the FDA’s drug product cGMP regulations, device cGMP requirements embodied in the FDA’s Quality System Regulation, or QSR, or similar regulatory requirements outside the United States. Any performance failure on the part of a third-party manufacturer could delay clinical development, regulatory approval or, ultimately, sales of our NurOwn®. Our third-party manufacturers may encounter difficulties involving production yields, regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. Approval of our NurOwn® could be delayed, limited or denied if the FDA does not approve our or a third-party manufacturer’s processes or facilities.

If any contract manufacturing organization, or CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

In addition, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic or future epidemics and may experience delays in their regulatory activities. If we are not successful in establishing regulatory compliant, scaled manufacturing capabilities, our commercialization could be delayed, which would further delay the period when we would be able to generate revenues from the sale of such of our products.

Furthermore, we must supply all necessary documentation, including product characterization and process validation, to regulatory authorities in support of our BLA on a timely basis and must adhere to cGMP and cGTP regulations enforced by the regulatory authority through its facilities inspection program. If the FDA determines that the products used in our clinical trials are not sufficiently characterized, we may be required to repeat all or a portion of our clinical trials. If our facilities cannot pass a pre-approval plant inspection, the regulatory approval of the stem cell therapies will not be granted.

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
*	the anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;
*	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
*	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
*	The U.S. federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
*	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
*	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
*	Many states in the United States have enacted laws that regulate the privacy and/or security of certain types of personal information. For example, in California the California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act (the “CPRA”), which went into effect on January 1, 2023, created a new privacy framework for covered businesses by creating an expanded definition of personal information, established new data privacy rights for consumers in the State of California, imposed special rules on the collection of consumer data from minors, and created a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA and the CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA. Although clinical trial data and protected health information subject to HIPAA are currently exempt from CCPA, we may be subject to the CCPA with respect to other personal information regarding California residents. Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on January 1, 2023, the Virginia Consumer Data Protection Act (the “CDPA”) became effective. Further, many additional U.S. state privacy laws will go into effect throughout 2023: the Colorado Privacy Act (the “CPA”) (July 1, 2023); the Connecticut Data Privacy Act (the “CTDPA”) (July 1, 2023); and the Utah Consumer Privacy Act (the “UCPA”) (December 31, 2023). The CDPA, CPA, CTDPA, and UCPA are substantially similar in scope and contain many of the same requirements and exceptions as the CCPA, including a general exemption for clinical trial data and limited obligations for entities regulated by HIPAA. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

●	On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction occurred beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022.
●	On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
●	On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
●	On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
●	On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
●	On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug (“Accumulator Rule”). On May 17, 2022, the U.S. District Court for the District of Columbia granted the Pharmaceutical Research and Manufacturers of America’s (PhRMA) motion for summary judgement invalidating the Accumulator Rule. We cannot predict how the implementation of and any further changes to this rule will affect our business. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Any reduction in reimbursement from Medicare or other government programs may result in a similar denial or reduction in payments from private payors, which may adversely affect our future profitability.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

In addition, Israeli-based companies and companies doing business with Israel have been the subject of an economic boycott by members of the Arab League and certain other predominantly Muslim countries since Israel’s establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. Wars and acts of terrorism have resulted in damage to the Israeli economy, including reducing the level of foreign and local investment.

The Israeli government is currently pursuing extensive reforms to Israel’s judicial system. In response to the foregoing developments, many individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed reforms may negatively impact the business environment in Israel including due to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in securities markets, and other changes in macroeconomic conditions. To the extent that any of these negative developments do occur, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

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

None of our stem cell therapies have received regulatory approval for commercial sale .

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

On February 22, 2021, we announced high-level FDA feedback on NurOwn® ALS Clinical Development Program. The FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that FDA is seeking to support a BLA. On March 2, 2021, the FDA issued a public statement that the data from the Phase 3 ALS study do not support the proposed clinical benefit of NurOwn® and that the FDA would continue to provide advice to us on our development program.

On August 15, 2022, we announced our decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS. The BLA was filed on September 9, 2022. On November 10, 2022, we announced that we had received a RTF letter from the FDA regarding our BLA for NurOwn® for the treatment of ALS. The FDA informed us that the BLA is not sufficiently complete to enable a substantive review and that the FDA would therefore not file the BLA. The RTF letter contained a list of topics the FDA provided to BrainStorm as rationale for the BLA file being not sufficiently complete to enable a substantive review.  According to the FDA, these reasons included one item related to the trial not meeting the standard for substantial evidence of effectiveness and Chemistry, Manufacturing and Controls (“CMC”) related items. The FDA indicated that we may request a Type A meeting to discuss the content of the RTF letter. On December 12, 2022, we announced the submission of a Type A meeting request with FDA to discuss the contents of the RTF letter previously issued by the FDA regarding our BLA for NurOwn® for the treatment of ALS. On December 27, 2022, we announced that the FDA granted a Type A meeting to discuss the contents of the RTF letter previously issued regarding our BLA for NurOwn® for the treatment of ALS. The Type A Meeting was held on January 11, 2023.

The perspective shared by the FDA review team reflected what was in the previously issued RTF letter. Conversations on the best pathway to resolve the outstanding questions that remained continued following the Type A meeting. During these discussions, we were presented with multiple options to return the BLA to regulatory review, which included the regulatory procedure to File over Protest.  These discussions resulted in our requesting the FDA to file our BLA over Protest, as this was the regulatory procedure that would allow us to reach an ADCOM in the shortest amount of time. We notified the FDA on February 6, 2023 of our decision to request the FDA to file the NurOwn BLA for ALS over protest.

We received the FDA Type A meeting minutes on February 9, 2023. We submitted an amendment to our BLA on March 7, 2023, in which we responded to the majority of the items included in the RTF letter. Written feedback was received on March 22, 2023 from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn BLA for ALS. The BLA for NurOwn to treat ALS is currently under active review by the FDA.

The approval process is lengthy and difficult and the FDA, Israeli MoH, or other regulatory authorities may refuse to approve a BLA or equivalent marketing application if the applicable regulatory criteria are not satisfied. Generally, the FDA does not favor the File over Protest procedure. There are also certain consequences of filing an application over Protest. For example, such an application would not be eligible for certain FDA communications over the course of the review cycle. When an application is filed with the FDA over Protest, the FDA generally will not review amendments to the application during any review cycle and will not issue information requests to the applicant during the agency’s review. When an application is Filed over Protest, the performance goals implemented by the FDA under PDUFA do not apply to any resubmission of the application following an FDA complete response action, and any such resubmission is reviewed as available resources permit.

The FDA may have difficulties scheduling an advisory committee meeting in a timely manner. Further, an advisory committee may recommend against approval of our BLA or may recommend that the FDA require, as a condition of approval, additional preclinical studies, clinical trials or investigations, limitations on approved labeling or distribution and use restrictions. Even if an advisory committee, if convened, makes a favorable recommendation, the FDA may still not approve our product candidate.

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

Additional time may be required to obtain regulatory approval for our product candidates because they are combination products.

NurOwn® is being developed, and future product candidates may be developed, as combination products that require coordination within the FDA and similar foreign regulatory agencies for review of their device and drug/biologic components. Medical products containing a combination of new drugs, biological products or medical devices may be regulated as “combination products.” In the United States, a combination product generally is defined as a product comprised of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. In order to facilitate premarket review of combination products, the FDA designates one of its centers to have primary jurisdiction for the premarket review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. Where approval of the drug or biologic and device is sought under a single application, there could be delays in the approval process due to the increased complexity of the review process.

Even though we have obtained Fast Track designation for NurOwn® for the treatment of ALS in the United States, Fast Track designation by the FDA may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

If a biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for FDA Fast Track designation for a particular indication. The FDA has granted Fast Track designation for NurOwn® for the treatment of ALS and we may seek Fast Track designation for certain other of our current or future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates. If granted, Fast Track designation makes a product eligible for more frequent interactions with FDA to discuss the development plan and clinical trial design, as well as rolling review of the application, which means that the company can submit completed sections of its marketing application for review prior to completion of the entire submission. Marketing applications of products candidates with Fast Track designation may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide any assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

Even though we have obtained Orphan Drug Designation for NurOwn for [the treatment of ALS] in the United States and EU, and we may apply for Orphan Drug Designation for other product candidates, we may not be able to obtain such designations or maintain the benefits associated with orphan drug status, including orphan drug marketing exclusivity.

Regulatory authorities in some jurisdictions, including the United States and European Union, may designate drugs or biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In order to obtain Orphan Drug Designation, the request must be made before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

If a product that has Orphan Drug Designation subsequently receives the first FDA approval of that particular product for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, to market the biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other biologics for use in treating the same indication or disease or the same biologic for a different indication or disease during the exclusivity period. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product or orphan drug exclusivity can be overcome if a subsequent applicant demonstrates clinical superiority over our product.

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

On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation to require that a sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Even if we obtain regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and product listing, as well as continued compliance by us and/or any future CMOs and contract research organizations (“CROs”) for any post-approval clinical trials that we conduct. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a REMS, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of cell therapies and their facilities are subject to initial and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP, GCP, cGTP, and other regulations. For certain commercial prescription and biologic products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

●	issue warning letters or untitled letters;
●	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners, or require other restrictions on the labeling or marketing of such products;
●	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
●	seek an injunction or impose civil or criminal penalties or monetary fines;
●	suspend, withdraw or modify regulatory approval;
●	suspend or modify any ongoing clinical trials;
●	refuse to approve pending applications or supplements to applications filed by us;
●	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
●	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

The occurrence of any event or penalty described above may inhibit our ability to successfully commercialize our products.

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the U.S. Federal Trade Commission, the Department of Justice (“DOJ”), the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services (“HHS”), state attorneys general, members of the U.S. Congress and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign entities and stakeholders. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the

FDA or comparable foreign bodies. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to corrective information to healthcare practitioners, injunctions, or civil or criminal penalties.

The FDA and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any current or future product candidate. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or to the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained. Non-compliance by us or any future collaborator with regulatory requirements, including safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population can also result in significant financial penalties.

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

All entities involved in the preparation of a therapeutic biological for clinical trials or commercial sale are subject to extensive regulation. Our NurOwn® stem cell therapy must be manufactured in accordance with cGMP and cGTP before it can be used in our clinical trials or approved for commercial sale. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational stem cell therapies and treatments, including treatment component characterization and process validation, approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party suppliers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our NurOwn® stem cell therapy. If any inspection or audit of our manufacturing facilities identifies a failure to comply with applicable regulations, or if a violation of applicable regulations occurs independent of an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed on us or third parties with whom we contract could materially harm our business.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for any products we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop, and our technology may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment and development that are important to our business. If we do not adequately protect our intellectual property rights, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to our novel product candidates that are important to our business; we may in the future also license or purchase patent applications filed by others. If we are unable to secure or maintain patent protection with respect to our technology and any proprietary products and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed.

If the scope of the patent protection we or our potential licensors obtain is not sufficiently broad, we may not be able to prevent others from developing and commercializing technology and products similar or identical to ours. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our current and future product candidates or otherwise provide any competitive advantage. In addition, to the extent that we license intellectual property in the future, we cannot assure you that those licenses will remain in force. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed (21 years if first filed as a provisional application). Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

Even if they are unchallenged, our patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, a third party may develop a competitive therapy that provides benefits similar to one or more of our product candidates but that uses a formulation and/or a device that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business. We currently own or have exclusively in-licensed all of our patents or patent applications. Similar risks would apply to any patents or patent applications that we may own and those which we may license in the future. In many cases, in-licensed intellectual property is at greater risk, as we may not have access to all information or to prosecution and other aspects of the acquisition, maintenance and enforcement of the in-licensed intellectual property.

Patent positions of life sciences companies can be uncertain and involve complex factual and legal questions. No consistent policy governing the scope of claims allowable in the fields of antibodies and radiopharmaceuticals has emerged in the United States. The scope of patent protection in jurisdictions outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in any jurisdiction that we seek patent protection may diminish our ability to protect our inventions, maintain and enforce our intellectual property rights; and, more generally, may affect the value of our intellectual property, including the narrowing of the scope of our patents and any that we may license.

The patent prosecution process is complex, expensive, time-consuming and inconsistent across jurisdictions. We may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent rights at a commercially reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is possible that we will fail to identify important patentable aspects of our research and development efforts in time to obtain appropriate or any patent protection. While we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development efforts, including for example, our employees, corporate collaborators, external academic scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby endangering our ability to seek patent protection. In addition, publications of discoveries in the scientific and scholarly literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not until issuance as a patent. Consequently, we cannot be certain that we were the first to file for patent protection on the inventions claimed in our patents or pending patent applications.

The issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Further, the scope of the invention claimed in a patent application can be significantly reduced before the patent is issued, and this scope can be reinterpreted after issuance. Even where patent applications we currently own, license, or that we may license in the future issue as patents, they may not issue in a form that will provide us with adequate protection to prevent competitors or other third parties from competing with us, or otherwise provide us with a competitive advantage. Any patents that eventually issue may be challenged, narrowed or invalidated by third parties. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by valid and enforceable patent rights. Our competitors or other third parties may be able to evade our patent rights by developing alternative technologies or products in a non-infringing manner.

The issuance or grant of a patent is not irrefutable as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. We may in the future, become subject to a third-party pre-issuance submission of prior art or opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceeding and other similar proceedings challenging our patent rights or the patent rights of others in the U.S. Patent and Trademark Office, or the USPTO, or other foreign patent office. An unfavorable determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or extinguish our ability to manufacture or commercialize products without infringing third-party patent rights.

In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, some of our owned and in-licensed patents and patent applications are, and may in the future be, co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we or our licensors may need the cooperation of any such co-owners of our owned and in-licensed patents in order to enforce such patents against third parties, and such cooperation may not be provided to us or our licensors. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

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

These existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensors may have the right to terminate the licenses, in which event we would not be able to develop or market the products covered by such licensed intellectual property.

These agreements impose numerous obligations, such as diligence and payment obligations. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. These licenses do and future licenses may include provisions that impose obligations and restrictions on us. This could delay or otherwise negatively impact a transaction that we may wish to enter into.

Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including disputes concerning:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	our right to sublicense patent and other rights to third parties under collaborative development relationships;
●	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and
●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, which are described below. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

If Ramot is unable to obtain patents on the patent applications and technology licensed to our Israeli Subsidiary or if patents are obtained but do not provide meaningful protection, we may not be able to successfully market our proposed products.

We rely upon the patent applications filed by Ramot, the technology licensing company of Tel Aviv University, and the license granted to us by Ramot, all in accordance with the Second Ramot Agreement dated as of July 26, 2007. We further agreed under the Second Ramot Agreement that Ramot, in consultation with us, is responsible for obtaining patent protection for technology owned by Ramot and licensed to us. No assurance can be given that the scope of any patent protection granted will exclude competitors or provide us with competitive advantages, that any of the patents that may be issued to us will be held valid if subsequently challenged, or that other parties will not claim rights to or ownership of our patents or other proprietary rights that we hold license to. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or products or design around any patents that have been or may be issued to us or any future licensors. Since patent applications in the United States and in Europe are not disclosed until applications are published, there can be no assurance that others did not first file applications for products covered by our pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others. Also, we have abandoned our rights to certain patents of Ramot in certain countries in connection with the Letter Agreement by and between us and Ramot dated December 24, 2009, which may limit our ability to fully market our proposed products. All granted patents related to NurOwn® (MSC-NTF cells) manufacturing process are fully assigned to or owned by BrainStorm Cell Therapeutics Ltd.

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

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We generally enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, those agreements may not be honored and may not effectively assign intellectual property rights to us. Moreover, there may be some circumstances, where we are unable to negotiate for such ownership rights. Disputes regarding ownership or inventorship of intellectual property can also arise in other contexts, such as collaborations and sponsored research. If we are subject to a dispute challenging our rights in or to patents or other intellectual property, such a dispute could be expensive and time-consuming. If we were unsuccessful, we could lose valuable rights in intellectual property that we regard as our own.The intellectual property landscape around our product candidates is crowded, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving the infringement of patents and other intellectual property rights in the biotechnology and pharmaceutical industries. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights and who allege that our product candidates, uses and/or other proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk that our product candidates may give rise to claims of infringement of the patent rights of others increases. Moreover, it is not always clear to industry participants, including us, which patents exist which may be found to cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications currently pending in our fields, there may be a risk that third parties may allege they have patent rights which are infringed by our product candidates, technologies or methods.

If a third party alleges that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

●	infringement and other intellectual property misappropriation which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
●	substantial damages for infringement or misappropriation, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third-party’s rights, and, if the court finds we have willfully infringed intellectual property rights, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
●	an injunction prohibiting us from manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party agrees to license its patent rights to us;
●	even if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights protecting our products; and

●	we may be forced to try to redesign our product candidates or processes so they do not infringe third-party intellectual property rights, an undertaking which may not be possible or which may require substantial monetary expenditures and time.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting preclinical and clinical trials and other development activities in the United States is not considered an act of infringement. If any of our product candidates are approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we may believe that patent claims or other intellectual property rights of a third party would not have a materially adverse effect on the commercialization of our product candidates, we may be incorrect in this belief, or we may not be able to prove it in litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Patent applications can take many years to issue. There may be currently pending patent applications which may later result in issued patents that may be infringed by our product candidates. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents, held now or obtained in the future by a third party, were found by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product or methods use of the product, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover any aspect of our formulations, any combination therapies or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, could involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to take legal action to enforce our patents or our licensors’ patents against such infringing activity. Such enforcement proceedings against infringers can be expensive and time-consuming.

In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the compositions or activities in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense against these assertions, non-infringement, invalidity or unenforceability regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

Post-grant proceedings provoked by third parties or brought by the USPTO may be brought to determine the validity or priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or post-grant proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as those within the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common shares.

Issued patents covering our products and product candidates could be found invalid or unenforceable if challenged in court or the USPTO.

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are various grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Some of our pending patent applications may not be allowed in the future. We cannot be certain that an allowed patent application will become an issued patent. There may be events that cause withdrawal of the allowance of a patent application. For example, after a patent application has been allowed, but prior to being issued, material that could be relevant to patentability may be identified. In such circumstances, the applicant may pull the application from allowance in order for the USPTO to review the application in view of the new material. We cannot be certain that the USPTO will issue the application in view of the new material. Further, periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign countries may require the payment of maintenance fees or patent annuities during the lifetime of a patent application and/or any subsequent patent that issues from the application. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application. Such noncompliance can result in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Such an event could have a material adverse effect on our business.

Changes to patent law in the United States and in foreign jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other drug and biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the drug and biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has passed wide-ranging patent reform legislation under the AIA. Moreover, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. We cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our patents. Similarly, any adverse changes in the patent laws of other jurisdictions could have a material adverse effect on our business and financial condition. Changes in the laws and regulations governing patents in other jurisdictions could similarly have an adverse effect on our ability to obtain and effectively enforce our patent rights.

Our European patents and patent applications could be challenged in the recently created Unified Patent Court (UPC) for the European Union, that is expected to be fully ratified in 2023. We may decide to opt out our European patents and patent applications from the UPC. However, if certain formalities and requirements are not met, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC. Under the UPC, a granted European patent would be valid and enforceable in numerous European countries. A successful invalidity challenge to a European patent under the UPC would result in loss of patent protection in those European countries. Accordingly, a single proceeding under the UPC could result in the partial or complete loss of patent protection in numerous European countries, rather than in each validated European country separately as such patents always have been adjudicated. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations. We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

Certain of our key patent families have been filed in the United States; however, we have less robust intellectual property rights outside the United States, and, in particular, we may not be able to pursue patent coverage of our product candidates in certain countries outside of the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. The breadth and strength of our patents issued in foreign jurisdictions or regions may not be the same as the corresponding patents issued in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to certain territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Most of our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protections, particularly those relating to drug and biopharmaceutical products. This difficulty with enforcing patents could make it difficult for us to stop the infringement of our patents or marketing of competing products otherwise generally in violation of our proprietary rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

Many of our employees were previously employed at other biotechnology companies, including our competitors or potential competitors, in some cases until recently. We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of these former employers or competitors. In addition, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Any litigation or the threat thereof may adversely affect our ability to hire employees. A loss of key personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could have an adverse effect on our business, financial condition and results of operations. If we do not obtain patent term extension and data exclusivity for any of our current or future product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any of our current or future product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply for a patent extension within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we believe we are entitled to, our competitors may obtain approval of competing products sooner than we would expect, and our business, financial condition, results of operations, and prospects could be materially harmed.

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

Item 1B.           UNRESOLVED STAFF COMMENTS

None.

Item 2.            PROPERTIES

Corporate Headquarters and other office space

Our United States corporate headquarters are located at 1325 Avenue of Americas, 28th Floor, New York, NY 10019. Our Israeli Subsidiary is party to a lease agreement for the lease of premises in 12 Basel Street, Petach Tikva, Israel, which include approximately 950 square meters of office and laboratory space.

In addition, we lease a manufacturing facility with two cleanrooms in Jerusalem, Israel, and have leased a GMP certified facility, which includes three state-of-the-art cleanrooms, at the Tel Aviv Sourasky Medical Center.

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

Record Holders

As of March 21, 2023, there were approximately 30 holders of record of our Common Stock.

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

Item 6.           Reserved.

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

Results of Operations

For the period from inception (September 22, 2000) until December 31, 2022, we did not generate any revenues from operations. In addition, we incurred operating costs and expenses of approximately $24,277,000 during the year ended December 31, 2022.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the year ended December 31, 2022 were $13,956,000, a decrease of $1,279,000 compared to $15,235,000 for the year ended December 31, 2021.

This decrease is due to: (i) a decrease of $2,074,000 in connection with costs related to the Phase 3 Clinical Trials and (ii) a decrease of $334,000 in connection with materials, patents, costs related to preclinical R&D activities and consultants. This decrease was partially offset by (i) an increase of $478,000 for costs related to payroll and stock-based compensation expenses; (ii) a decrease of $504,000 in participation of the Israel Innovation Authority (“IIA”) and under various awarded grants in 2022 and (iii) an increase of $147,000 for costs related to travel, depreciation, rent and other costs. Excluding participation from IIA and other grants and proceeds received under the hospital exemption regulatory pathway, research and development expenses decreased by $1,784,000 from $15,940,000 in 2021 to $14,156,000 in 2022.

General and Administrative

General and administrative expenses for the years ended December 31, 2022 and 2021 were $10,866,000 and $9,304,000, respectively. The increase of $1,562,000 in general and administrative expenses is mainly due to: (i) an increase of $635,000 in payroll and stock-based compensation expenses and (ii) an increase of $955,000 in the travel costs, rent costs, consultants, costs of our investor relations and public relations activities. This increase was partially offset by a decrease of $28,000 in our stock and various other expenses.

Financial Expenses

Financial income for the year ended December 31, 2022 was $545,000 as compared to financial income of $82,000 for the year ended December 31, 2021 due to interest earned on our cash, cash equivalents and short-term deposits.

Net Loss

Net loss for the year ended December 31, 2022 was $24,277,000, as compared to a net loss of $24,457,000 for the year ended December 31, 2021. Net loss per share for the year ended December 31, 2022 and December 31, 2021 was $0.66 and $0.68, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the year ended December 31, 2022 was 36,509,060 compared to 36,181,753 for the year ended December 31, 2021.

The increase in the weighted average number of shares of Common Stock used in computing basic loss per share for the year ended December 31, 2022 was due to: (i) the issuance of shares to employees and directors and (ii) issuance and sale of shares of Common Stock pursuant to the Distribution Agreement.

Since its inception, the Company has devoted substantially all its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain.

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

Management expects that the Company will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. The Company has recently completed its Phase 3 ALS clinical trial. Over the longer term, if the Company is granted a BLA approval, additional capital raise will be needed in connection with strategic partnerships and to commercialize NurOwn® for ALS, and to conduct additional trials for other indications. If the Company is not able to raise additional capital for these purposes, management may need to slow the pace of commercialization, or the Company may not be able to continue to function as a going concern. The Company’s consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via the ATM programs and through various grants. At December 31, 2022 cash, cash equivalents and short-term bank deposits amounted to $2,983,000.

Net cash used in operating activities for the year ended December 31, 2022 was $19,320,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash provided by investing activities for the year ended December 31, 2022 was $998,000 representing primarily a net decrease in short-term deposits and purchase of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2022 was $238,000 from sales of common stock under the August 9, 2021 ATM programs.

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. During the year ended December 31, 2022, the Company has sold 152,299 shares of Common Stock for gross proceeds of approximately $245,000 under the August 9, 2021, ATM.

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

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the year ended December 31, 2022, the Company has sold 152,299 shares of Common Stock for gross proceeds of approximately $245,000 under the August 9, 2021, ATM.

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

AS OF DECEMBER 31, 2022

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BRAINSTORM CELL THERAPEUTICS Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brainstorm Cell Therapeutics Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of comprehensive loss, Stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s lack of sufficient resources and substantial operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Stock-Based Compensation to Employees and Directors – Stock Options — Refer to Note 9 to the financial statements

Critical Audit Matter Description

The Company issues various types of equity awards, including stock options. During the year ended December 31, 2022, the Company issued stock options for 245,700 shares and recorded stock option related compensation expense of $969 thousand. The Company estimated the fair value of these stock options granted using the Black-Scholes option pricing model. The option pricing model required the Company to make a number of assumptions, of which the most significant are expected stock price volatility and the expected option term. Expected volatility was calculated based upon actual historical stock price movements over the period equal to the expected option term, which was calculated using the simplified method.

Auditing the Company’s accounting for stock options required auditor judgment due to the subjectivity of assumptions used to estimate the fair value of stock options granted.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the stock-based compensation included the following, among others:

●	We assessed the accuracy and completeness of the awards granted during the year by reading the relevant Board of Directors minutes and grant documents.
●	We evaluated the appropriateness of the valuation method used for the stock option grants and whether the method used for determining fair value was applied consistently with the valuation of similar grants in prior periods.
●	We evaluated the significant assumptions used by management to calculate the fair value of stock options granted. Such evaluation included independent calculation of the expected volatility based upon actual historical stock price movements over the period equal to the expected option term and independent calculation of the stock option term using the simplified method.
●	We developed an independent estimate of the fair value for all the grants during the year and compared our estimate of fair value to the fair value used by management.

/s/ Brightman Almagor Zohar & Co.

Brightman Almagor Zohar & Co.

Certified Public Accountants

A Firm in the Deloitte Global Network

Tel Aviv, Israel

March 30, 2023

We have served as the Company’s auditor since 2008.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	December 31,
	2022	2021

	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$772	$18,856
Short-term deposit (Note 8)	2,211	3,238
Other accounts receivable	91	86
Prepaid expenses and other current assets (Note 4)	32	1,100
Total current assets	$3,106	$23,280

Long-Term Assets:
Prepaid expenses and other long-term assets	$23	$27
Operating lease right of use asset (Note 5)	4,389	4,781
Property and Equipment, Net (Note 6)	933	1,189
Total Long-Term Assets	$5,345	$5,997

Total assets	$8,451	$29,277

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payables	$6,224	$3,700
Accrued expenses	84	83
Operating lease liability (Note 5)	1,427	1,461
Other accounts payables	1,065	1,073
Total current liabilities	$8,800	$6,317

Long-Term Liabilities:
Operating lease liability (Note 5)	2,666	3,618
Total long-term liabilities	$2,666	$3,618

Total liabilities	$11,466	$9,935

Stockholders’ Equity (deficit):
Stock capital: (Note 9)	12	12

Common Stock of $0.00005 par value - Authorized: 100,000,000 shares at December 31, 2022 and December 31, 2021 respectively; Issued and outstanding: 36,694,078 and 36,401,413 shares at December 31, 2022 and December 31, 2021 respectively.

Additional paid-in-capital	194,910	192,990
Treasury stocks	(116)	(116)
Accumulated deficit	(197,821)	(173,544)
Total stockholders’ equity (deficit)	$(3,015)	$19,342
		—
Total liabilities and stockholders’ equity (deficit)	$8,451	$29,277

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands

(Except share data)

	Year ended
	December 31,
	2022	2021

	U.S. $ in thousands
Operating expenses:

Research and development, net (Note 10)	$13,956	$15,235
General and administrative	10,866	9,304

Operating loss	(24,822)	(24,539)

Financial income, net	545	82

Net loss	$(24,277)	$(24,457)

Basic and diluted net loss per share	$(0.66)	$(0.68)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	36,509,060	36,181,753

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number	Amount	capital	stocks	deficit	equity
Balance as of January 1, 2021	35,159,977	$12	$184,655	(116)	$(149,087)	$35,464

Stock-based compensation related to stock and options granted to directors and employees	82,852	*	1,366	—	—	1,366
Issuance of shares in at-the-market (ATM) offering (Note 9)	1,156,897	*	6,964	—	—	6,964
Exercise of options	1,687	*	5	—	—	5
Net loss	—	—	—	—	(24,457)	(24,457)

Balance as of December 31, 2021	36,401,413	12	192,990	(116)	(173,544)	19,342

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number	Amount	capital	stocks	deficit	Equity (deficit)
Balance as of January 1, 2022	36,401,413	$12	$192,990	(116)	$(173,544)	$19,342

Stock-based compensation related to stock and options granted to directors and employees	140,366	*	1,682	—	—	1,682
Issuance of shares in at-the-market (ATM) offering (Note 9)	152,299	*	238	—	—	238
Net loss	—	—	—	—	(24,277)	(24,277)

Balance as of December 31, 2022	36,694,078	12	194,910	(116)	(197,821)	(3,015)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	December 31,
	2022	2021

	U.S. $ in thousands

Cash flows from operating activities:

Net loss	$(24,277)	$(24,457)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	285	260
Stock-based compensation related to options granted to employees and directors	1,682	1,366
Change in operating lease liability	(594)	(47)
Decrease in other accounts receivable and prepaid expenses	1,067	335
Increase (decrease) in accounts payables	2,524	(1,717)
Decrease in other accounts payable and accrued expenses	(7)	(2,005)
Total net cash used in operating activities	$(19,320)	$(26,265)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended
	December 31,
	2022	2021

	U.S. $ in thousands
Cash flows from investing activities:

Purchase of property and equipment	(29)	(330)
Proceeds from short-term deposit	1,027	653
Total net cash provided by investing activities	$998	$323

Cash flows from financing activities:
Proceeds from exercise of options	—	5
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 9)	238	6,964
Total net cash provided by financing activities	$238	$6,969
Decrease in cash and cash equivalents	(18,084)	(18,973)

Cash and cash equivalents at the beginning of the period	$18,856	$37,829

Cash and cash equivalents at end of the period	$772	$18,856

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 1    -    GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all of the research and development activities of the Company. BCT formed wholly-owned subsidiaries Brainstorm Cell Therapeutics UK Ltd., in the United Kingdom on February 19, 2013 (currently inactive), Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019.

The Common Stock is publicly traded on the Nasdaq Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. (“Ramot”), (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amytrophic Lateral Scelorosis (ALS, also known as Lou Gherig Disease), Progressive Multiple Sclerosis (PMS) and Parkinson’s disease. The Company developed a proprietary process, called NurOwn®, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.
C.	Since its inception, the Company has devoted substantially all its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of December 31, 2022, the Company had an accumulated deficit of approximately $198 million. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain.

The Company’s primary sources of cash have been proceeds from the issuance and sale of its Common Stock and warrants, the exercise of warrants, sales of Common Stock via its ATM program and other funding transactions. While the Company has been successful in raising financing recently and in the past, there can be no assurance that it will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company has not yet commercialized any of its product candidates. Even if the Company commercializes one or more of its product candidates, it may not become profitable in the near-term. The Company’s ability to achieve profitability depends on several factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect reported amounts and disclosures made. Actual results could differ from those estimates.

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

Transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been re-measured to dollars in accordance with the provisions of ASC 830-10 “Foreign Currency Translation”. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

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

Basic net loss per share is computed based on the weighted average number of shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares outstanding during each year, plus the dilutive potential of the Common Stock considered outstanding during the year, in accordance with ASC 260-10 “Earnings per Share”.

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2022 and December 31, 2021, since all such securities have an anti-dilutive effect.

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

The Company accounts for income taxes in accordance with ASC 740-10 “Accounting for Income Taxes”. This Statement requires the use of the liability method of accounting for income taxes, whereby deferred tax asset and liability account balances are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and BCT provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

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

The Company records the aggregate purchase price of treasury stock at cost and includes treasury stock as a reduction to stockholders’ equity.

P.	Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of December 31, 2022, the company didn’t record any commitments and contingencies.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This standard is effective for the Company from January 1, 2021 and must be applied on a modified retrospective basis. The adoption of the standard did not have a material impact on the Company’s financial statements and disclosures.

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

Capitalized terms set forth above which are not defined shall have the meanings attributed to them under the License Agreement.

NOTE 4    -    PREPAID EXPENSES

As of December 31, 2021, prepaid expenses include directors’ insurance of $1,086.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 5    -    LEASES

As of December 31, 2022, and 2021, total right-of-use assets was approximately $4,389 and $4,781 and the operating lease liabilities for remaining long term lease was approximately $4,093 and $5,079, respectively. In the year ended December 31, 2022 and 2021, the Company recognized approximately $2,710 and $2,767, respectively in total lease costs for the leases. Variable lease costs for the year ended December 31, 2022 were immaterial. For a new lease agreement that became effective since January 1, 2022, refer to note 8C.

Supplemental cash flow information related to operating leases was as follows:

Twelve Months
Ended
December 31,
2022
Cash payments for operating leases	2,710

As of December 31, 2022, the Company’s operating leases had a weighted average remaining lease term of 3.10 years and a weighted average discount rate of 6.75%. Future lease payments under operating leases as of December 31, 2022 were as follows:

Operating
Leases
2023	1,468
2024	1,456
2025	1,351
2026	194
Total future lease payments	4,469
Less imputed interest	(376)
Total lease liability balance	4,093

NOTE 6    -    PROPERTY AND EQUIPMENT

Composition:

	December 31,
	2022	2021

	U.S. $ in thousands
Cost:
Office furniture and equipment	75	75
Computer software and electronic equipment	246	240
Laboratory equipment	2,273	2,273
Leasehold improvements	837	814
	3,431	3,402
Accumulated depreciation:
Office furniture and equipment	48	43
Computer software and electronic equipment	237	223
Laboratory equipment	1,442	1,192
Leasehold improvements	771	755
	2,498	2,213
Depreciated cost	933	1,189

Depreciation expenses for the years ended December 31, 2022 and December 31, 2021 were $285 and $260, respectively.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 7    -    COMMITMENTS AND CONTINGENCIES

A.	Commitments to pay royalties to the IIA:

BCT obtained from the Chief Scientist of IIA grants for participation in research and development for the years 2007 through 2020, and, in return, BCT is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of Libor per annum. Through the year ended December 31, 2022, there were no grants obtained.

B.

In addition to the royalties which the Company is required to pay to Ramot on its Commercialization of the Licensed Product as described in Note 3 hereof, the Company has other financial obligations under the License Agreement, including without limitation, certain research funding commitments as well as a commitment to reimburse Ramot for all of its documented Licensed Product patent-related expenses. Pursuant to the License Agreement, in the event the Company elects not to reimburse Ramot for any specific patent expenses, the Company’s corresponding Commercialization rights will be terminated by Ramot. By way of example, if the Company elects, in its sole discretion, not to reimburse Ramot’s patent expenses which are incurred in a particular jurisdiction, the Company’s right to Commercialize the Licensed Product in the same jurisdiction may be terminated by Ramot. As of December 31, 2022, there are no outstanding obligations owed to Ramot in connection with the above.

C.

During November 2021, BCT entered into a new lease agreement, which replaced the previous agreement that was valid until December 31, 2021, in 12 Basel Street, Petach Tikva, Israel. The rental area is approximately 1,000 square meters of office and laboratory space, including an animal research facility. The new lease agreement came into force on January 1, 2022 and is valid for 60 months and includes an extension option for an additional 60 months. The monthly lease payments under this lease agreement will be $18. As a result, the Company recognized a new ROU asset from January 2022 in the amount of $1,576.

NOTE 8    -    SHORT TERM DEPOSITS

Short term investments include bank deposits bearing annual interest rates varying from 0.05% to 1.66%, with maturities of up to 1 year as of December 31, 2022 and 2021.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 9    -   STOCK CAPITAL

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

Private placements and public offerings:

The Company is party to a July 2, 2007 subscription agreement and related registration rights agreement and warrants, amended July 31, 2009, May 10, 2012, May 19, 2014 and November 2, 2017 (together as amended, the “ACCBT Documents”) with ACCBT Corp. (“ACCBT”), a company under the control of Mr. Chaim Lebovits, the Company’s President and Chief Executive Officer, pursuant to which, for an aggregate purchase price of approximately $5.0 million, the Company sold to ACCBT 1,920,461 shares of its Common Stock and warrants to purchase up to 2,016,666 shares of its Common Stock (the “ACCBT Warrants”). The ACCBT Warrants contain cashless exercise provisions, which permit the cashless exercise of up to 50% of the underlying shares of Common Stock. 672,222 of the ACCBT Warrants have an exercise price of $3 and the remainder has an exercise price of $4.35. All the ACCBT Warrants were expired in November 2022. The Company registered 1,920,461 shares of Common Stock and 2,016,666 shares of Common Stock underlying the ACCBT Warrants on registration statement No. 333-201705 dated January 26, 2015 pursuant to registration rights in the ACCBT Documents.

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

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 9    -   STOCK CAPITAL (Cont.)

Private placements and public offerings: (Cont.)

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

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 9    -   STOCK CAPITAL (Cont.)

Warrants:

The following table sets forth the number, exercise price and expiration date of Company warrants outstanding as of December 31, 2022:

	Outstanding
	As Of
	December 31,	Exercise	Exercisable
Issuance Date	2022	price	Through
March 2020	250,000	15	March‑2023
Total	250,000

At-the-market (ATM) Offering:

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the year ended December 31, 2022, the Company has sold 152,299 shares of Common Stock for gross proceeds of approximately $245,000 under the August 9, 2021, ATM.

Registered Direct Offering:

On March 6, 2020, the Company entered into and closed a $10.0 million registered direct offering of 1,250,000 shares of common stock at a per share purchase price equal to $8.00. The purchaser also received a three-year warrant to purchase up to 250,000 shares of Common Stock at any exercise price of $15.00 per share.

Capital Raised Since Inception:

Since its inception and as of December 31, 2022, the Company has raised approximately $151,000 gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 9    -   STOCK CAPITAL (Cont.)

Stock Plans:

During the fiscal year ended December 31, 2022, the Company has outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

The 2014 Plans have a shared pool of 5,600,000 shares of Common Stock available for issuance. As of December 31, 2022, 2,802,063 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

Stock-based compensation to employees and directors:

Stock Options:

Under the 2014 Plans, the Company may award stock options to certain employees, officers, directors, and service providers. The stock options vest in accordance with such conditions and restrictions determined by the GNC Committee. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified period. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. The Company granted stock options to purchase 245,700 and 127,332 shares in 2022 and 2021, respectively.

The fair value of the options is estimated at the date of grant using Black-Scholes options pricing model with the following assumptions used in the calculation:

	Year ended December 31,
	2022	2021
Expected volatility	79-81%	81%
Risk-free interest	1.42-3.61%	1.26%
Dividend yield	0%	0%
Expected life of up to (years)	5.5-6.03	5.04-5.15
Fair Value	$2.055-$3.146	$2.336-$3.075

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 9    -   STOCK CAPITAL (Cont.)

Stock-based compensation to employees and directors: (Cont.)

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

	For the year ended December 31,
	2022			2021
		Weighted			Weighted
	Amount	average	Aggregate	Amount	average	Aggregate
	Of	exercise	Intrinsic	Of	exercise	intrinsic
	options*	price	Value	options*	price	value
		$	$		$	$
Outstanding at beginning of period	1,310,417	4.1734		1,754,894	4.8869
Granted	245,700	3.2975		127,332	0.7500
Exercised	—	—		(1,687)	2.700
Forfeited	(46,000)	6.3965		(570,122)	5.6083
Outstanding at end of period	1,510,117	3.9632	—	1,310,417	4.1734	—
Vested at end of period	1,152,850	3.2355	—	995,359	2.8598	1,134,867

*	Represents Employee Stock Options only (not including RSUs).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on December 31, 2022, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

As of December 31, 2022, there was $875 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 1.85 years. Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the year ended December 31, 2022 and 2021 amounted to $969 and $825, respectively.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 9    -   STOCK CAPITAL (Cont.)

Stock-based compensation to employees and directors: (Cont.)

The options outstanding as of December 31, 2022 and December 31, 2021, have been separated into exercise prices, as follows:

			Weighted average
			remaining
			contractual		Options
Exercise	Options outstanding		Life - Years		exercisable as of
price	As of December 31,		As of December 31,		As of December 31,
	$2022	2021	2022	2021	2022	2021
0.75	488,831	438,831	6.30	6.96	472,164	383,498
2.25	12,000	24,000	0.30	0.94	12,000	24,000
2.45	369,619	369,619	2.75	3.75	369,619	369,619
2.70	56,667	56,667	1.25	2.25	56,667	56,667
3.04	26,400	—	9.18	—	—	—
3.90	—	10,000	—	1.59	—	10,000
4.09	169,300	—	9.72	—	—	—
7.33	80,000	80,000	7.19	8.19	40,000	20,000
7.67	100,000	100,000	7.42	8.42	93,750	68,750
9.51	127,300	151,300	7.81	8.81	63,650	37,825
14.95	80,000	80,000	7.75	9.75	45,000	25,000
	1,510,117	1,310,417	5.95	6.21	1,152,850	995,359

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

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 9    -   STOCK CAPITAL (Cont.)

Stock-based compensation to employees and directors: (Cont.)

Restricted Stock:(Cont.)

			Weighted
			Average
	Number of	Weighted	Remaining
	Restricted	Average Grant	Contractual
	Stock	Date Fair Value	Term (Years)
Nonvested as of December 31, 2020	288,081	7.71	1.10
Granted	168,460	3.41
Vested	148,945	5.66
Forfeited	35,000	13.02
Nonvested as of December 31, 2021	272,596	5.49	1.23
Granted	95,366	3.66
Vested	150,935	5.03
Nonvested as of December 31, 2022	217,027	5.01	1.40

The total compensation expense recorded by the Company in respect of its restricted stock awards to certain employees, officers, directors, and service providers for the year ended December 31, 2022 and 2021 amounted to $713 and $541, respectively.

As of December 31, 2022, there was $597 of total unrecognized compensation cost related to non-vested restricted stock under the Plan. The cost is expected to be recognized over a weighted average period of 1.92 years.

Share-based compensation to employees, directors and service providers:

Total Stock-Based Compensation Expense:

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	December 31,
	2022	2021

	U.S. $ in thousands
Research and development	444	407
General and administrative	1,238	959
Total stock-based compensation expense	1,682	1,366

Treasury Stock

The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholding upon vesting of restricted stock awards in connection with the Company’s incentive plans. The Company’s repurchases of common stock are recorded at the stock price on the vesting date of the common stock. As of December 31, 2022, the Company repurchased 25,000 shares of its common stock for $116 thousands.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10   -   RESEARCH AND DEVELOPMENT, NET

Composition:

	Year ended
	December 31,
	2022	2021

	U.S. $ in thousands
Research and development	14,156	15,940
Less: Participation by the Israel Innovation Authorities	—	(141)
Less: Participation by other grants	(200)	(564)
	13,956	15,235

NOTE 11   -   TAXES ON INCOME

A.	Tax rates applicable to the income of the Israeli subsidiary:

BCT is taxed according to Israeli tax laws.

The Israeli corporate tax rate from the year 2018 and onwards is 23%.

B.	Tax rates applicable to the income of the US company:

BrainStorm Cell Therapeutics Inc. is taxed according to U.S. tax laws.

The U.S. corporate tax rate from the year 2018 and onwards is 21%.

The Company is subject to state tax of 13%.

C.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2022	2021

	U.S. $ in thousands
Operating loss carryforward	155,310	126,800

Net deferred tax asset before valuation allowance	42,683	33,641
Valuation allowance	(42,683)	(33,641)
Net deferred tax asset	—	—

As of December 31, 2022, the Company has provided a full valuation allowance of $42,683 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 11   -   TAXES ON INCOME (Cont.)

D.	Available carryforward tax losses:

As of December 31, 2022, the Company has an accumulated tax loss carryforward of approximately $155,310. Carryforward tax losses in Israel are of unlimited duration. Under the Tax Cut and Jobs Act of 2017, or the Tax Act (subject to modifications under the Coronavirus Aid, Relief, and Economic Security Act), federal net operating losses (NOL) incurred in taxable years ending after December 31, 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as greater than 50 percentage point change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Such limitations may result in the expiration of net operating losses before utilization.

E.	Loss from continuing operations, before taxes on income, consists of the following:

	Year ended
	December 31,
	2022	2021

	U.S. $ in thousands
United States	(9,989)	(8,357)
Israel	(14,288)	(16,100)
	(24,277)	(24,457)

F.	Due to the Company’s cumulative losses, the effect of ASC 740 as codified from ASC 740-10 is not material.

NOTE 12   -   TRANSACTIONS WITH RELATED PARTIES

Other than transactions and balances related to cash and share based compensation to officers and directors, the Company did not have any transactions and balances with related parties and executive officers during 2022 and 2021.

NOTE 13   -    SUBSEQUENT EVENTS

As of March 30, 2023, the Company has raised aggregate gross proceeds of approximately $3.3 million under the ATM Distribution Agreement.

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

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.        CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2022 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework).

Based on our assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table lists our current executive officers and directors. Our executive officers are elected annually by our Board of Directors (“Board”) and serve at the discretion of the Board. Each current director is serving a term that will expire at our next annual meeting. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Chaim Lebovits	52	President and Chief Executive Officer
Stacy Lindborg, PhD	52	Co-Chief Executive Officer
David Setboun, PharmD, MBA	48	EVP, Chief Operating Officer
Alla Patlis, CPA, MBA	36	Interim Chief Financial Officer and Controller
Uri Yablonka	46	EVP, Chief Business Officer, Secretary and Director
Prof. Jacob Frenkel, PhD, MA	80	Chairperson and Director
Irit Arbel, PhD	63	Director
June S. Almenoff, MD, PhD	66	Director
Anthony Polverino, PhD	60	Director
Malcolm Taub	77	Director
Dr. Menghisteab Bairu	62	Director

Chaim Lebovits has served as our Chief Executive Officer since September of 2015, and has been serving as our President and Chief Executive Officer since January 2023. Mr. Lebovits joined the Company as President in connection with his arrangement of an equity investment by ACC BioTech in the Company in July 2007. On August 1, 2013, the Company appointed Mr. Lebovits as its Principal Executive Officer, and he assumed the duties and responsibilities of the Chief Executive Officer on an interim basis until June 2014. During his tenure with the Company, Mr. Lebovits has been instrumental in the various capital raises undertaken by the Company and in his capacity as President Mr. Lebovits managed relatively low burn rates and was very instrumental in the major decisions of the Company’s focus and direction, including the decision to focus on Amyotrophic Lateral Sclerosis (ALS, also known as Lou Gehrig’s Disease) as a first indication. Mr. Lebovits led efforts to attract the clinical sites first in Israel and later in the United States, building strong relationships for the Company with many leading Key Opinion Leaders and Centers of Excellence for ALS in the United States. Mr. Lebovits controls ACC Holdings International, and its subsidiaries including ACC BioTech, which is focused on the biotechnology sector. He has been at the forefront of natural resource management and has spent years leading the exploration and development of resources in Israel and served as a member of the boards of directors of several companies in the industry. Mr. Lebovits has also held senior positions for the worldwide Chabad Lubavitch organization, the largest Jewish organization in the world today.

Dr. Stacy Lindborg has been serving as our Co-Chief Executive Officer since January 2023. Prior to this, from June 2020 to January 2023, Dr. Lindborg served as our Executive Vice President and Chief Development Officer. She currently serves on the board of directors of Imunon, Inc. (formerly Celsion Corporation), a publicly-traded clinical stage biotechnology company. Dr. Lindborg previously served at Biogen Inc. from 2012 to 2020, where she was most recently Vice President, Analytics and Data Science. She also served on the R&D governance team during a time of significant growth for Biogen, and was active in guiding the firm’s long-term vision for growth through analytics and by stimulating innovative development platforms to increase productivity. Prior to her role at Biogen, Dr. Lindborg worked at Eli Lilly & Company, where she held positions of increasing responsibility. In her role as the Head of R&D strategy, she was responsible for characterizing the productivity of the portfolio and driving key R&D strategy projects including the annual R&D Long-Range Plan. Additionally, she was Leader of Zyprexa Product Management in which she was responsible for R&D, Commercial and Manufacturing plans. Dr. Lindborg holds a Ph.D. in statistics from Baylor University.

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

Uri Yablonka joined the Company on June 6, 2014 as Chief Operating Officer and as a member of the Board. On March 6, 2017 he was appointed Executive Vice President, Chief Business Officer and ceased to serve as the Company’s Chief Operating Officer. Prior to joining the Company, beginning in 2010, Mr. Yablonka served as owner and General Manager of Uri Yablonka Ltd., a business consulting firm. From January 2011 to May 2014, he served as Vice President, Business Development at ACC International Holdings Ltd. (“ACC International”), an affiliate of ACCBT Corp. Prior to his role in ACC International, Mr. Yablonka served as Senior Partner of PM-PR Media Consulting Ltd. from 2008 to January 2011, where he led public relations and strategy consulting for a wide range of governmental and private organizations. From 2002 to 2008, he served as a correspondent at the Maariv Daily News Paper, including extensive service as a Diplomatic Correspondent. Mr. Yablonka holds an LL.B from Ono Academic College and an LL.M from Bar-Ilan University, and is a member of the Israeli Bar Association. We believe that Mr. Yablonka’s skills and experience provide the variety and depth of knowledge, judgment and vision necessary for the effective oversight of the Company. His experience in business consulting and development and media experience are expected to be valuable to the Company in its current stage of growth and beyond, and his governmental experience can provide valuable insight into issues faced by companies in regulated industries such as ours. We believe that these skills and experiences qualify Mr. Yablonka to serve as a director and secretary of the Company.

Dr. Jacob Frenkel joined the Company in March 2020 as a director and Chairperson. Dr. Frenkel serves as Chairman of the Board of Trustees of the Group of Thirty, which is a private, nonprofit, Consultative Group on International Economic and Monetary Affairs. Dr. Frenkel served as Chairman of JPMorgan Chase International from 2009 to 2020 and is currently serving as a Senior Advisor to JPMorgan Chase. From 2001 to 2011, he served as Chairman and CEO of the G-30, from 2004 to 2009 as Vice Chairman of American International Group, Inc., and from 2000 to 2004 as Chairman of Merrill Lynch International. Between 1991 and 2000 he served two terms as the Governor of the Bank of Israel. Dr. Frenkel serves as Chairman of the Board of Governors of Tel Aviv University, where he is also Chairman of the Frenkel-Zuckerman Institute for Global Economics. He holds a B.A. in economics and political science from the Hebrew University of Jerusalem, and an M.A. and Ph.D. in economics from the University of Chicago. We believe Dr. Frenkel possesses specific attributes that qualify him to serve on our Board, including his valuable leadership skills and his deep knowledge of the financial industry.

Dr. Irit Arbel, one of the Company’s co-founders, joined the Company in May 2004 as a director and served as President of the Company for six months. Currently, Dr. Arbel is the Vice-Chairperson of the Board and the Chair of the Governance, Nominating and Compensation Committee. She previously served as CEO of Neurochords, a biotechnology firm developing graphene-based scaffolds for nerve reconstruction in the acute spinal cord and peripheral nerve injury, from August 2018 to 2020. Prior to Neurochords, Dr. Arbel served as Executive Vice President, Research and Development at Savicell Diagnostic Ltd from July 2012 until August 2018. From 2009 through 2011, Dr. Arbel served as Chairperson of Real Aesthetics Ltd., a company specializing in cellulite ultrasound treatment, and BRH Medical, a developer of medical devices for wound healing. She was also Director of M&A at RFB Investment House, a private investment firm focusing on early stage technology related companies. Previously, Dr. Arbel was President and Chief Executive Officer of Pluristem Life Systems, a biotechnology company, and prior to that, Israeli Sales Manager of Merck, Sharp & Dohme, a pharmaceutical company. Dr. Arbel earned her Post Doctorate degree in 1997 in Neurobiology, after performing research in the area of Multiple Sclerosis. Dr. Arbel also holds a Chemical Engineering degree from the Technion, Israel’s Institute of Technology. We believe Dr. Arbel possesses specific attributes that qualify her to serve on our Board including Dr. Arbel’s extensive experience in the biotechnology field and significant leadership skills as a chief executive officer. Dr. Arbel previously served as our President, which has given her a deep knowledge of the Company and its business and directly relevant management experience.

Dr. Menghisteab Bairu joined the Company in October 2021 as a director. Since December 2016, Dr. Bairu has served as the founder, chairman and Chief Executive Officer of Proxenia Venture Partners, which focuses on companies in late preclinical and early-stage clinical development in biotechnology. Dr. Bairu has also served as Chairman and Chief Executive Officer of Bairex, an international medical education and market research organization focused on Africa and the Middle East since December 2018. Dr. Bairu also served as Executive Chairman of Treos Bio Limited from 2016 to 2019, a start-up company that uses computational biology to develop precision cancer immunotherapies tailored to patients’ genetics. In addition, he is Founder and Chairman Emeritus of Serenus Biotherapeutics, Inc., an emerging market focused specialty biopharmaceutical company, and has served on its board since 2013. Dr. Bairu received his M.D. from Università degli Studi di Milano and currently serves as Adjunct Professor at the University of California, San Francisco

School of Medicine, where he lectures on global clinical trials’ design, development, and conduct. We believe that Dr. Bairu possesses specific attributes that qualify him to serve on our Board including his valuable leadership skills and his deep knowledge of pharmaceutical product development.

Dr. Anthony Polverino joined the Company on February 5, 2018 as a director. Dr. Polverino is currently an independent consultant to corporate executives and board members. Dr. Polverino was an Executive Vice President Early Development and Chief Scientific Officer of Zymeworks Inc., from September of 2018 to January 2022, and where he was responsible for establishing the vision, strategy, and general management of the organization and overseeing the advancement of products from discovery research through translational research/early development to create a seamless link to clinical development. Prior to Zymeworks, Dr. Polverino was the interim Chief Scientific Officer of Kite (now a wholly-owned subsidiary of Gilead Sciences), which he joined in 2015, and where he was responsible for establishing Kite’s strategic non-clinical R&D roadmap to support its current and future portfolio. Prior to this, he was the Vice President of research at Kite, where his responsibilities included corporate goal setting, budget allocation, scientific and investor interactions, business development in-licensing and partnership deals. Dr. Polverino spent 20 years in positions of increasing responsibilities at Amgen, Inc., most recently as executive director of its Therapeutic Innovation Unit, where he managed research programs in oncology, metabolic disease, inflammatory disease and schizophrenia. Prior to Amgen, he was a postdoctoral scientist at Cold Spring Harbor Laboratory, where he worked primarily on oncology research. He earned a B.Sc. in Biochemistry/Physiology and a B.Sc. (Honors) in Pharmacology, both from Adelaide University in Adelaide, Australia and a Ph.D. in Biochemistry from Flinders University, also in Adelaide. We believe that Dr. Polverino possesses specific attributes that qualify him to serve on our Board including his deep knowledge of the pharmaceutical industry.

Dr. June S. Almenoff joined the Company on February 26, 2017 as a director. Dr. Almenoff currently serves as the Chief Medical Officer at RedHill Biopharma Inc. (Nasdaq: RDHL), where she focuses on medical-commercial strategy and serves on the commercial executive team. She is on the investment advisory board of the Harrington Discovery Institute, a private venture philanthropy, Board Director to Avalo Therapeutics (Nasdaq: ATVX) and Tenax (Nasdaq: TENX). She previously served as a Board Director to Tigenix (Nasdaq: TIG, acquired by Takeda), Ohr Pharmaceuticals (Nasdaq: OHRP, merged with Neubase Pharmaceutical), Kurome, RDD Pharma, Furiex Pharmaceuticals. Dr. Almenoff previously served as Chief Medical Officer (CMO) and Chief Operating Officer of Innovate Biopharmaceuticals in 2018 and as President and CMO of Furiex Pharmaceuticals (acquired by Actavis plc) from 2010 to 2014. Prior to joining Furiex, Dr. Almenoff was at GlaxoSmithKline for 12 years, where she was a Vice President in the Clinical Safety organization, chaired a PhRMA-FDA working group, and worked in scientific licensing. Dr. Almenoff has also served as an advisor to numerous biopharma and venture capital organizations, and as a consultant to biopharma hedge funds (2014-2019). Dr. Almenoff received her B.A. from Smith College and graduated from the M.D.-Ph.D. program at the Icahn (Mt. Sinai) School of Medicine. She completed post-graduate medical training at Stanford University Medical Center and served on the faculty of Duke University School of Medicine. She is an adjunct Professor at Duke, a Fellow of the American College of Physicians (FACP), and has more than 65 publications. We believe Dr. Almenoff possesses specific attributes that qualify her to serve on our Board including her valuable leadership skills and her deep knowledge of pharmaceutical product development.

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

Committees of the Board of Directors

Audit Committee

On February 7, 2008, the Board of Directors (“Board”) established a standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, which assists the Board in fulfilling its responsibilities to stockholders concerning our financial reporting and internal controls, and facilitates open communication among the Audit Committee, Board, outside auditors and management. The Audit Committee discusses with management and our outside auditors the financial information developed by us, our systems of internal controls and our audit process. The Audit Committee is solely and directly responsible for appointing, evaluating, retaining and, when necessary, terminating the engagement of the independent auditor. The independent auditors meet with the Audit Committee (both with and without the presence of management) to review and discuss various matters pertaining to the audit, including our financial statements, the report of the independent auditors on the results, scope and terms of their work, and their recommendations concerning the financial practices, controls, procedures and policies employed by us. The Audit Committee preapproves all audit services to be provided to us, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by the independent auditor. The Audit Committee coordinates the Board’s oversight of our internal control over financial reporting, disclosure controls and procedures and code of conduct. The Audit Committee is charged with establishing procedures for (i) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters; and (ii) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters. The Audit Committee reviews all related party transactions on an ongoing basis, and all such transactions must be approved by the Audit Committee. The Audit Committee is authorized, without further action by the Board, to engage such independent legal, accounting and other advisors as it deems necessary or appropriate to carry out its responsibilities. The Board has adopted a written charter for the Audit Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The Audit Committee currently consists of Mr. Taub (Chair), Dr. Arbel and Dr Almenoff, each of whom is independent within the meaning of The Nasdaq Marketplace Rules and Rule 10A-3 under the Exchange Act. Dr. Almenoff joined the Audit Committee November 14, 2019. The Board of Directors has determined that Dr. Arbel is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The Audit Committee held four meetings during the fiscal year ended December 31, 2022.

GNC Committee

On June 27, 2011, the Board established a standing Governance, Nominating and Compensation Committee (the “GNC Committee”), which assists the Board in fulfilling its responsibilities relating to (i) compensation of the Company’s executive officers, (ii) the director nomination process and (iii) reviewing the Company’s compliance with SEC corporate governance requirements. The Board has adopted a written charter for the GNC Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The GNC Committee currently consists of Dr. Arbel (Chair), Dr. Polverino and Mr. Taub, each of whom is independent as defined under applicable Nasdaq listing standards. The GNC Committee held one meeting during the fiscal year ended December 31, 2022.

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

Stockholder Nominations

During the fourth quarter of fiscal year 2022, we made no material changes to the procedures by which stockholders may recommend nominees to our Board, as described in our most recent proxy statement.

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

Item 11.        EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth certain summary information with respect to the compensation paid during the fiscal years ended December 31, 2022 and 2021 earned by our Chief Executive Officer, Former President & Former Chief Medical Officer, and Co-Chief Executive Officer (the “Named Executive Officers”). In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Summary Compensation Table

					Stock	All Other
		Salary	Bonus		Awards	Compensation
Name and Principal Position	Year	($)	($)		($) (1)	($)(2)	Total ($)
Chaim Lebovits (*), President & Chief Executive Officer	2022	500,000	250,000	(3)	127,547	240,419	1,117,966
	2021	500,000	250,000	(4)	110,395	267,954	1,128,349
Ralph Kern, Former President & Former Chief Medical Officer	2022	500,000	150,000	(5)	106,220	56,339	812,559
	2021	500,000	250,000	(6)	125,971	62,862	938,833
Stacy Lindborg, Co-Chief Executive Officer (7)	2022	469,000	164,150	(8)	143,150	75,243	851,543
	2021	469,000	189,150	(9)	—	78,530	736,680

(*)

Mr. Lebovits was paid in NIS; the amounts above are the U.S. dollar equivalent. The conversion rate used was the average of the 2022 and 2021 daily rates between the U.S. dollar and the NIS as published by the Bank of Israel, the central bank of Israel.

(1)	The amounts shown in the “Stock Awards” columns represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the Named Executive Officer during fiscal 2021 and fiscal 2022. ASC 718 fair value amount as of the grant date for stock options generally is spread over the number of months of service required for the grant to vest.
(2)	Includes management insurance (which includes pension, disability insurance and severance pay), payments towards such employee’s education fund, Israeli social security and amounts paid for use of a Company car. Each Named Executive Officer also receives gross-up payments for the taxes on these benefits.
(3)	During 2022, the Company paid Mr. Lebovits a discretionary cash bonus payment of $250,000 in recognition of his contributions to the Company’s performance in fiscal year 2022.
(4)	During 2021, the Company paid Mr. Lebovits a discretionary cash bonus payment of $250,000 in recognition of his contributions to the Company’s performance in fiscal year 2021.
(5)	During 2022, the Company paid Dr. Kern a discretionary cash bonus payment of $150,000 in recognition of his contributions to the Company’s performance in fiscal year 2022.
(6)	During 2021, the Company paid Dr. Kern a discretionary cash bonus payment of $250,000 in recognition of his contributions to the Company’s performance in fiscal year 2021.
(7)	Ms. Lindborg’s employment with the Company began on June 1, 2020. Ms. Lindborg served as EVP,Chief Development Officer through January 3, 2023, when she was promoted to Co-Chief Executive Officer.
(8)	During 2022, the Company paid Dr. Lindborg a discretionary cash bonus payment of $164,150 in recognition of her contributions to the Company’s performance in fiscal year 2022.

(9)	In June 2021, the Company paid Dr. Lindborg a discretionary cash bonus payment of $189,150 in recognition of her contributions to the Company’s performance in fiscal year 2021.

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

Pursuant to the Lebovits Employment Agreement, Mr. Lebovits received on July 26, 2017, and is entitled to receive on each anniversary thereafter (provided he remains Chief Executive Officer), a grant of restricted stock under the Company’s 2014 Global Share Option Plan (or any successor or other equity plan then maintained by the Company) comprised of a number of shares of Common Stock with a fair market value (determined based on the price of the Common Stock at the end of normal trading hours on the business day immediately preceding the Effective Date according to Nasdaq) equal to 30% of Mr. Lebovits’ Base Salary. Each grant shall vest as to twenty-five percent (25)% of the award on each of the first, second, third and fourth anniversary of the date of grant, provided Mr. Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date. Each grant shall be subject to accelerated vesting upon a Change of Control (as defined in the Lebovits Employment Agreement) of the Company. In the event of Mr. Lebovits’ termination of employment, any portion of a grant that is not yet vested (after taking into account any accelerated vesting) shall automatically be immediately forfeited to the Sarah Company, without the payment of any consideration to Mr. Lebovits.

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

Dr. Ralph Kern

On February 28, 2017, the Company and Dr. Ralph Kern entered into an employment agreement, effective March 6, 2017, which set forth the terms of Dr. Kern’s employment, which was amended on March 3, 2017 (as amended, the “Kern Employment Agreement”), which governed the compensation terms and conditions of Dr. Kern’s employment.

On January 3, 2023, the Company and Dr. Kern entered into a separation agreement (the “Kern Separation Agreement”). Effective as of January 3, 2023, the Kern Separation Agreement terminated the Kern Employment Agreement. The Kern Separation Agreement provides, among other things, that Dr. Kern shall be eligible to receive, in exchange for agreeing and complying with the terms of the Kern Separation Agreement, including the release it contains, (i) a payment of $250,000, payable within 90 days of January 20, 2023 (the “Kern Separation Date”), (ii) a grant of 150,000 non-restricted shares of Common Stock, which shall be granted 90 days after the Kern Separation Date, and (iii) a payment of $125,000 as prorated annual bonus compensation, payable within 30 days of the Kern Separation Date. In addition, all unvested equity and/or equity-based awards that would have vested during the six months following the Kern Separation Date shall vest immediately upon the Kern Separation Date and be treated as described in the preceding sentence.

Effective as of the Kern Separation Date, Dr. Kern became a member of the Company’s Scientific Advisory Board, which advises the management team on scientific matters such as research, clinical trials and drug development. In connection with Dr. Kern’s appointment to the Scientific Advisory Board, the Company and Dr. Kern entered into a consulting agreement (the “Kern Consulting Agreement”), effective as of the Kern Separation Date. Pursuant to the Kern Consulting Agreement, Dr. Kern will provide scientific advisory board consulting services to the Company for $450 per hour for up to ten hours each month, for an initial term of two years, unless earlier terminated in accordance with the terms of the Kern Consulting Agreement.

Stacy Lindborg

Dr. Stacy Lindborg, PhD, the Company’s Co-Chief Executive Officer, is party to a May 26, 2020 employment agreement with the Company, as amended on January 10, 2021, September 21, 2022 and January 3, 2023 (as amended, the “Lindborg Employment Agreement”). Pursuant to the Lindborg Employment Agreement, Dr. Lindborg initially received an annual base compensation of $375,000, which was increased to $469,000 in January 2021 and $500,000 in January 2023. Dr. Lindborg’s base salary is subject to an annual increase of 5% effective each January 1. Dr. Lindborg is eligible to receive an annual cash bonus equal to 450 of her base salary, subject to satisfaction of pre-established performance goals.

Pursuant to the Lindborg Employment Agreement, Dr. Lindborg also received a one-time grant of an option (the “Option”) to purchase 100,000 shares of Common Stock under the Company’s 2014 Stock Incentive Plan, at an exercise price of $7.67 per share. 50% of the grant vested and became exercisable on February 28, 2021 (the “First Vesting Date”) and the remaining 50,000 shares underlying the Option shall vest and become exercisable in equal quarterly installments thereafter until fully vested and exercisable on the second anniversary of the First Vesting Date, provided that she remains continuously employed by the Company through each applicable vesting date. The Option has a ten (10) year term. Any unvested shares underlying the Option as of the date of Dr. Lindborg’s employment termination shall automatically terminate.

Pursuant to the Lindborg Employment Agreement, at the first GNC Committee meeting that occurs on or after each anniversary of Dr. Lindborg’s start date, Dr. Lindborg is entitled to receive a grant of up to 35,000 shares of restricted stock. Each equity grant vests as to twenty-five percent (25)% of the award on each of the first, second, third and fourth anniversary of the date of grant, provided Dr. Lindborg remains continuously employed by the Company from the date of grant through each applicable vesting date. In addition, pursuant to the Lindborg Employment Agreement, Dr. Lindborg is entitled to receive a one-time bonus in the form of an equity grant of up to 250,000 shares of restricted stock, which shall vest as to twenty-five percent (25)% of the award on each of the first, second, third and fourth anniversary of the date of grant, provided Dr. Lindborg remains continuously employed by the Company from the date of grant through each applicable vesting date.

Each equity grant is subject to accelerated vesting upon a Change of Control (as defined in the Lindborg Employment Agreement) of the Company. In the event of Dr. Lindborg’s termination of employment, any portion of an equity grant that is not yet vested (after taking into account any accelerated vesting) shall automatically be immediately forfeited to the Company, without the payment of any consideration to Dr. Lindborg.

Pursuant to the Lindborg Employment Agreement, in the event that the Company terminates the Lindborg Employment Agreement or the Executive’s employment without cause or if Dr. Lindborg terminates the Agreement or employment with good reason, the Company shall pay Dr. Lindborg an amount equal to six months of the Base Salary, subject to delivery and execution of a full and general waiver and release to the Company. If within six months of a Change in Control Dr. Lindborg’s employment is terminated by the Company other than for cause or due to disability or death, the Company shall provide an amount equal to 12 months of the Base Salary, any portion of bonus compensation that Dr. Lindborg would otherwise be entitled to receive, and accelerated vesting of the equity grant as described above, subject to delivery and execution of a full and general waiver and release to the Company.

Outstanding Equity Awards

The following table sets forth information regarding equity awards granted to the Named Executive Officers that are outstanding as of December 31, 2022. All equity awards in the following table were granted pursuant to the 2014 Global Share Option Plan (solely to participants who are residents of Israel) (the “2014 Global Plan”) or the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”). In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Outstanding Equity Awards at December 31, 2022

	Option Awards					Stock Awards
								Market
	Number of	Number of				Number		Value of
	Securities	Securities				of Shares		Shares or
	Underlying	Underlying				or Units		Units of
	Unexercised	Unexercised		Option		of Stock		Stock That
	Options	Options		Exercise	Option	That Have		Have Not
	(#)	(#)		Price	Expiration	Not Vested		Vested
Name	Exercisable	Unexercisable		($)	Date	(#)		($)(1)
Chaim Lebovits	369,619	—		2.45	9/28/2025	—		—
						7,796	(2)	12,785
						15,593	(3)	25,573
						23,389	(4)	38,358
						31,185	(5)	51,143
Ralph Kern	40,000	40,000	(10)	7.33	03/09/2030	—		—
						8,971	(6)	14,712
						17,943	(7)	29,427
						26,914	(8)	44,139
						35,885	(9)	58,851
Stacy Lindborg	93,750	6,250	(11)	7.67	01/06/2030	35,000	(12)	57,400

(1)	Based on the fair market value of our Common Stock on December 31, 2022 ($1.64 per share).
(2)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (July 26, 2019), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(3)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (July 26, 2020), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(4)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (July 26, 2021), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(5)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (July 26, 2022), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(6)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (March 6, 2019), provided that Ralph Kern remains continuously employed by the Company from the date of grant through each applicable vesting date.

(7)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (March 6, 2020), provided that Ralph Kern remains continuously employed by the Company from the date of grant through each applicable vesting date.
(8)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (March 6, 2021), provided that Ralph Kern remains continuously employed by the Company from the date of grant through each applicable vesting date.
(9)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (March 6, 2022), provided that Ralph Kern remains continuously employed by the Company from the date of grant through each applicable vesting date.
(10)	The shares subject to this stock option vest in installments of 20,000 shares on each of the 2nd, 3rd and 4th anniversary of date of grant (March 9, 2020), provided that Ralph Kern remains continuously employed by the Company from the date of grant through each applicable vesting date.
(11)	The shares subject to this stock option vest in equal quarterly installments following a grant date of February 28, 2021, thereafter, until fully vested and exercisable on the second anniversary of February 28, 2021.
(12)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (June 1, 2022), provided that Stacy Lindborg remains continuously employed by the Company from the date of grant through each applicable vesting date.

Stock Incentive Plans

During the fiscal year ended December 31, 2022, the Company had outstanding awards for stock options under four plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

Compensation of Directors

The following table sets forth certain summary information with respect to the compensation paid during the fiscal year ended December 31, 2022 earned by each of the directors of the Company. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Director Compensation Table for Fiscal 2022

	Fees			Option
	Earned or	Stock		Awards
	Paid in	Awards		($)		Total
Name	Cash ($)	($)(1)		(1)		($)
Dr. Jacob Frenkel	—	—		152,811	(2)	152,811
Dr. Irit Arbel	—	—		—	(3)	—
Dr. June S. Almenoff (4)	30,000	—		—		30,000
Dr. Anthony Polverino	12,500	12,112	(5)	—		24,612
Dr. Menghisteab Bairu (6)	—	—		—		—
Mr. Malcolm Taub	—	—	(7)	—		—
Uri Yablonka	—	—		—	(8)	—

(1)	The amounts shown in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the directors during fiscal 2022. The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note 9 – Share-based compensation to employees and to directors to Consolidated Financial Statements.
(2)	At December 31, 2022, Dr. Frenkel held unexercised options (vested and unvested) to purchase 150,000 shares of Common Stock and no unvested shares of restricted Common Stock. Stock and no unvested shares of restricted Common Stock.
(3)	At December 31, 2022, Dr. Arbel held unexercised options (vested and unvested) to purchase 239,999 shares of Common Stock and no unvested shares of restricted Common Stock.
(4)	At December 31, 2022, Dr. Almenoff held no unvested shares of restricted Common Stock and no unexercised options to purchase shares of Common Stock.
(5)	At December 31, 2022, Dr. Polverino held 647 unvested shares of restricted Common Stock and no unexercised options to purchase shares of Common Stock.
(6)	As of December 31, 2022, Dr. Bairu held no unvested shares of restricted common stock or unexercised option to purchase shares of Common Stock.
(7)	At December 31, 2022, Mr. Taub held no unvested shares of restricted Common Stock.
(8)	At December 31, 2022, Mr. Yablonka held options (vested and unvested) to purchase 139,997 shares of Common Stock and no unvested shares of restricted Common Stock.

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

The Company’s Second Amended and Restated Director Compensation Plan was approved July 9, 2014 and amended on April 29, 2015, February 26, 2017 and July 13, 2017 (as amended, the “Director Compensation Plan”). Under the Director Compensation Plan, each eligible director is granted an annual award immediately following each annual meeting of stockholders. For non-U.S. directors, this annual award consists of a nonqualified stock option to purchase 13,333 shares of Common Stock. For U.S. directors, at their option, this annual award is either (i) a nonqualified stock option to purchase 6,666 shares of Common Stock or (ii) 6,666 shares of restricted stock. Additionally, each member of the GNC Committee or Audit Committee of the Board receives (i) a nonqualified stock option to purchase 2,000 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 2,000 shares of restricted stock. The chair of the GNC Committee or Audit Committee will instead of the above committee award receive (i) a nonqualified stock option to purchase 3,333 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 3,333 shares of restricted stock. Any eligible participant who is serving as chairperson of the Board shall also receive (i) a nonqualified stock option to purchase 6,666 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 6,666 shares of restricted stock. Awards are granted on a pro rata basis for directors serving less than a year at the time of grant. All awards granted to non-U.S. directors shall be made under the 2014 Global Plan, and all awards granted to U.S. directors shall be made under the 2014 U.S. Plan. The exercise price for options for U.S. directors will be equal to the closing price per share of the Common Stock on the grant date as reported on the Over-the-Counter Bulletin Board or the national securities exchange on which the Common Stock is then traded. The exercise price for options for non-U.S. directors is $0.75. Every option and restricted stock award will vest monthly as to 1/12 the number of shares subject to the award over a period of twelve months, provided that the recipient remains a member of the Board on each such vesting date, or, in the case of a committee award, remains a member of the committee on each such vesting date. Every non-employee director of the Company is eligible to participate in the Director Compensation Plan, except that Dr. June S. Almenoff, Dr. Menghisteab Bairu, and Dr. Anthony Polverino are not entitled to receive annual director awards under the Director Compensation Plan, but are entitled to committee compensation under the Director Compensation Plan in the event that they qualify for and serve as a member of any committee of the Board. Dr. Almenoff, Dr. Menghisteab Bairu and Dr. Polverino’s director compensation is further discussed below.

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

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 1, 2023 (unless otherwise indicated) with respect to the beneficial ownership of our Common Stock by the following: (i) each of our current directors; (ii) the Named Executive Officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by the Company to own beneficially more than five percent (5)% of the outstanding shares of our Common Stock.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of our Common Stock issuable under options that are exercisable on or within 60 days after March 1, 2023 (“Presently Exercisable Options”) or under warrants that are exercisable on or within 60 days after March 1, 2023 (“Presently Exercisable Warrants”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the Common Stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the Common Stock beneficially owned by any other person or entity. Unless otherwise indicated, the address of each person listed in the table is c/o Brainstorm Cell Therapeutics Inc., 1325 Avenue of Americas, 28th Floor, New York, NY 10019.

The percentage of the Common Stock beneficially owned by each person or entity named in the following table is based on 36,675,251 shares of Common Stock outstanding as of March 1, 2023, plus any shares issuable upon exercise of Presently Exercisable Options and Presently Exercisable Warrants held by such person or entity.

	Shares Beneficially Owned
	(Includes Common Stock, Presently
	Exercisable Options and Presently
	Exercisable Warrants)
Name of Beneficial Owner	#		%
Directors and Named Executive Officers
Chaim Lebovits	2,557,576	(1)	6.9%
Stacy Lindborg	160,000	(2)	*
Uri Yablonka	157,540	(3)	*
June Almenoff	13,175	(4)	*
Irit Arbel	395,831	(5)	1.07%
Anthony Polverino	25,960	(6)	*
Malcolm Taub	77,332	(7)	*
Jacob Frenkel	206,667	(8)	*
Menghisteab Bairu	—		*
All current directors and executive officers as a group (11 persons)	3,657,881	(9)	9.7%
5% Shareholders (other than listed above)
Sankesh Abbhi	2,175,853	(10)	5.93%
Kevin D. Ness	3,300,000	(11)	9.0%

*     Less than 1%.

(1)	Consists of (i)1,933,794 shares of Common Stock owned by ACCBT Corp. acquired through an investment into the Company and (ii) 67,053 shares of Common Stock owned by ACC International Holdings Ltd., (iii) 369,619 shares of Common Stock issuable to Chaim Lebovits upon the exercise of Presently Exercisable Options and (iv) 187,110 shares of restricted stock. Chaim Lebovits, our Chief Executive Officer, may be deemed the beneficial owner of these shares. The address of ACCBT Corp. and ACC International Holdings Ltd.is Morgan & Morgan Building, Pasea Estate, Road Town, Tortola, British Virgin Islands.
(2)	Dr. Lindborg’s employment with the Company commenced on June 1, 2020. Consists of 60,000 shares of restricted stock and 100,000 issuable upon the exercise of Presently Exercisable Options.
(3)	Consists of 139,997 of shares of Common Stock issuable upon the exercise of Presently Exercisable Options and 17,543 shares of restricted stock.
(4)	Consists of 7,175 shares owned by Meadowlark Management LLC and 6,000 shares of restricted stock. Dr. Almenoff disclaims beneficial ownership of the shares owned by Meadowlark Management LLC except to the extent of any pecuniary interest therein.
(5)	Consists of 239,998 shares of Common Stock issuable upon the exercise of Presently Exercisable Options and 155,833 shares of restricted stock. Dr. Arbel’s address is 6 Hadishon Street, Jerusalem, Israel.
(6)	Consists of 25,960 shares of restricted stock.
(7)	Consists of 77,332 shares of restricted stock.
(8)	Dr. Frenkel joined the board of directors of the Company on March 31, 2020. Consists of 56,667 shares of Common Stock owned prior to joining the board and 150,000 issuable upon the exercise of Presently Exercisable Options.
(9)	Includes 1,008,414 shares of Common Stock issuable upon the exercise of Presently Exercisable Options.

(10)	This information is based on a Schedule 13G filed with the Securities and Exchange Commission by entities affiliated with Sankesh Abbhi on February 14, 2022. Consists of (i) 2,164,530 shares of Common Stock owned by Abbhi Investments, LLC and (ii) 11,323 shares of restricted stock. Sankesh Abbhi is the manager of Abbhi Investments, LLC and maintains sole voting and investment power with respect to the Common Stock and Presently Exercisable Warrants held by Abbhi Investments, LLC. The address of Abbhi Investments, LLC is 2821 S Bayshore Drive, Miami FL 33133.
(11)	This information is based on a Schedule 13G filed with the Securities and Exchange Commission by Kevin D. Ness on February 4, 2022. Consists of 3,300,000 shares of Common Stock owned by Kevin D. Ness. Mr. Ness’s address is 2121 N. California Blvd., Suite 610, Walnut Creek, CA 94596.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2022:

	Number of				Number of
	securities		Weighted-		securities
	to be		Average		remaining
	issued upon		Exercise		available for
	exercise of		price of		future
	outstanding		Outstanding		issuance
	options,		options,		under equity
	warrants		warrants		compensation
Plan Category	and rights		and rights		plans
Equity compensation plans approved by security holders	1,510,117	(2)	$3.9632	(3)	2,802,063	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,510,117		$3.9632		2,802,063	(1)

(1) Includes 1,510,117 shares of common stock issuable upon the exercise of outstanding options only.

(2) Since restricted stock units do not have any exercise price, such units are not included in the weighted average exercise price calculation.

(3) A total of 4,312,180 shares of our Common Stock are reserved for issuance in aggregate under the Equity Plans and the Prior Plans. Any awards granted under either the 2014 Global Plan or the 2014 U.S. Plan will reduce the total number of shares available for future issuance under the other plan.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Audit Committee of our Board reviews and approves all related-party transactions. A “related-party transaction” is a transaction that meets the minimum threshold for disclosure under the relevant SEC rules (transactions involving amounts exceeding the lesser of $120,000 or one (1) percent of the average of the smaller reporting company’s total assets at year-end for the last two fiscal years in which a “related person” or entity has a direct or indirect material interest). “Related persons” include our executive officers, directors, 5% or more beneficial owners of our Common Stock, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. When a potential related-party transaction is identified, management presents it to the Audit Committee to determine whether to approve or ratify it.

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

In consideration for the rights granted to our Israeli Subsidiary in and to the Ramot IP, our Israeli Subsidiary is required to pay Ramot royalties ranging between three percent (3)% and five percent (5)% of all net sales realized from the exploitation of the Ramot IP, as well as remittances of between twenty percent (20)% and twenty-five percent (25)% on revenues received from the sub-licensing of the Ramot IP.

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

Item 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm

Principal Accountant Fees and Services

Our independent public accounting firm is Brightman Almagor Zohar & Co., a Firm in the Deloitte Global Network (“Deloitte”), PCAOB Auditor ID 1197. The following table presents fees for professional audit services rendered by Deloitte for the audit of our financial statements for the fiscal years ended December 31, 2022 and 2021 and fees billed for other services rendered by Deloitte during those periods.

	December 31,
	2022	2021
Audit Fees (1)	$90,750	$85,500
Audit-Related Fees (2)	$60,000	$40,000
Tax Fees (3)	$12,000	$12,000
Total Fees	$162,750	$137,500

(1)	Audit fees are comprised of fees for professional services performed by Deloitte for the audit of our annual financial statements and the review of our quarterly financial statements, as well as other services provided by Deloitte in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees are comprised of fees for professional services performed by Deloitte in connection with comfort letters and consents.
(3)	Tax fees are comprised of tax compliance services to the Company performed by Deloitte.

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

PART IV

Item 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1)	Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

(2)	Financial Statement Schedules.

All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

(3)	Exhibits.
		Filed (or	Incorporated by Reference Herein
Exhibit Number	Description	Furnished) with this Form 10-K	Form	Exhibit & File No.	Date Filed

2.1	Agreement and Plan of Merger, dated as of November 28, 2006, by and between Brainstorm Cell Therapeutics Inc., a Washington corporation, and Brainstorm Cell Therapeutics Inc., a Delaware corporation.		Definitive Schedule 14A	Appendix A File No. 333-61610	November 20, 2006

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix B File No. 333-61610	November 20, 2006

3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated September 15, 2014.		Form 8-K	Exhibit 3.1 File No. 000-54365	September 16, 2014

3.3	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated August 31, 2015.		Form 8-K	Exhibit 3.1 File No. 001-366641	September 4, 2015

3.4	ByLaws of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix C File No. 333-61610	November 20, 2006

3.5	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007.		Form 8-K	Exhibit 3.1 File No. 333-61610	March 27, 2007

4.1	Specimen Certificate of Common Stock of Brainstorm Cell Therapeutics Inc.		Form 8-K	Exhibit 4.1 File No. 000-54365	September 16, 2014

4.2	Description of the Company’s Securities.	‡

10.1	Research and License Agreement, dated as of July 8, 2004, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K	Exhibit 10.1 File No. 333-61610	July 16, 2004

10.2	Research and License Agreement, dated as of March 30, 2006, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K	Exhibit 10.1 File No. 333-61610	April 4, 2006

10.3	Amendment Agreement, dated as of May 23, 2006, to Research and License Agreement, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K/A	Exhibit 10.1 File No. 333-61610	May 30, 2006

10.4	Amendment Agreement, dated as of March 31, 2006, among the Company, Ramot at Tel Aviv University Ltd. and certain warrantholders.	Form 8-K	Exhibit 10.2 File No. 333-61610	April 4, 2006

10.5	Second Amended and Restated Research and License Agreement, dated July 26, 2007, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 10-QSB	Exhibit 10.4 File No. 333-61610	August 20, 2007

10.6	Second Amended and Restated Registration Rights Agreement, dated August 1, 2007, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 10-QSB	Exhibit 10.5 File No. 333-61610	August 20, 2007

10.7	Waiver and Release, dated August 1, 2007, executed by Ramot at Tel Aviv University Ltd. in favor of the Company.	Form 10-QSB	Exhibit 10.6 File No. 333-61610	August 20, 2007

10.8	Letter Agreement, dated December 24, 2009, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K	Exhibit 10.1 File No. 333-61610	December 31, 2009

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

		Form 10-Q	Exhibit 10.2 File No. 000-54365	August 15, 2011

10.35*	Employment Agreement dated June 6, 2014 between Brainstorm Cell Therapeutics Ltd. and Uri Yablonka.	Form 8-K	Exhibit 10.1 File No. 000-54365	June 9, 2014

10.36*	Restricted Stock Award Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan, regarding July 26, 2017 grant to Chaim Lebovits.	Form 10-Q	Exhibit 10.2 File No. 001-36641	October 17, 2017

10.37	Form of Securities Purchase Agreement.	Form 8-K	Exhibit 10.1 File No. 000-54365	June 13, 2014

10.38	Form of Warrant.	Form 8-K	Exhibit 10.2 File No. 000-54365	June 13, 2014

10.39	Form of Registration Rights Agreement.	Form 8-K	Exhibit 10.3 File No. 000-54365	June 13, 2014

10.40	Form of Warrant.	Form 8-K	Exhibit 4.1 File No. 001-36641	January 8, 2015

10.41	Warrant Exercise Agreement, dated as of January 8, 2015.	Form 8-K	Exhibit 10.2 File No. 001-36641	January 8, 2015

10.42	Form of Warrant.	Form 8-K	Exhibit 4.1 File No. 001-36641	June 7, 2018

10.43	Warrant Exercise Agreement.	Form 8-K	Exhibit 10.1 File No. 001-36641	June 7, 2018

10.44	Leak-Out Agreement.	Form 8-K	Exhibit 10.2 File No. 001-36641	June 7, 2018

10.45	Share Cap Agreement.	Form 10-Q	Exhibit 10.4 File No. 001-36641	July 23, 2018

10.46*	Employment Agreement dated September 28, 2015 between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits.	Form 8-K	Exhibit 10.1 File No. 001-36641	September 28, 2015

10.47*	First Amendment to Employment Agreement dated March 7, 2016 between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits.	Form 10-K	Exhibit 10.53 File No. 001-36641	March 9, 2016

10.48*	Second Amendment to Employment Agreement dated July 26, 2017 between the Company and Chaim Lebovits.	Form 10-Q	Exhibit 10.3 File No. 001-36641	October 17, 2017

10.49*	Employment Agreement dated February 28, 2017 between Brainstorm Cell Therapeutics Inc. and Dr. Ralph Kern, as amended by Amendment No. 1 dated March 3, 2017.	Form 8-K	Exhibit 10.1 File No. 001-36641	March 6, 2017

10.50*	Brainstorm Cell Therapeutics Inc. Second Amended and Restated Director Compensation Plan.	Form 8-K	Exhibit 10.1 File No. 001-36641	July 10, 2014

10.51*	Brainstorm Cell Therapeutics Inc. First Amendment to the Second Amended and Restated Director Compensation Plan.	Form 10-Q	Exhibit 10.2 File No. 001-36641	May 14, 2015

10.52*	Brainstorm Cell Therapeutics Inc. Second Amendment to the Second Amended and Restated Director Compensation Plan dated February 26, 2017.	Form 10-K	Exhibit 10.54 File No. 001-36641	March 29, 2017

10.53*	Brainstorm Cell Therapeutics Inc. Third Amendment to the Second Amended and Restated Director Compensation Plan.	Form 10-Q	Exhibit 10.1 File No. 001-36641	October 17, 2017

10.54	Brainstorm Cell Therapeutics Inc. Fourth Amendment to the Second Amended and Restated Director Compensation Plan.	Form 10-K	Exhibit 10.54 File No. 001-36641	March 28, 2022

10.55	Notice of Award - CLIN2: Partnering Opportunity for Clinical Trial Stage Projects California Institute for Regenerative Medicine, August 25, 2017.	Form 10-K	Exhibit 10.50 File No. 001-36641	March 8, 2018

10.56	Distribution Agreement, dated June 11, 2019, by and between Brainstorm Cell Therapeutics Inc. and Raymond James & Associates, Inc.	Form 8-K	Exhibit 1.1	June 11, 2019

10.57	Form of Warrant	Form 8-K	Exhibit 4.1	August 2, 2019

10.58	Warrant Exercise Agreement	Form 8-K	Exhibit 10.1	August 2, 2019

10.59*	Offer letter, dated April 1, 2020, by and between Brainstorm Cell Therapeutics Inc. and David Setboun	Form 8-K	Exhibit 10.1	April 3, 2020

10.60*	Offer letter, dated May 26, 2020, by and between Brainstorm Cell Therapeutics Inc. and Stacy Lindborg		Form 10-K	Exhibit 10.63	February 4, 2021

10.61*	Third Amendment to Employment Agreement dated June 23, 2020 between the Company and Chaim Lebovits.		Form 10-Q	Exhibit 10.1	August 5, 2020

10.62*	Amendment to Employment Agreement dated June 23, 2020 between the Company and Uri Yablonka.		Form 10-Q	Exhibit 10.2	August 5, 2020

10.63	Distribution Agreement, dated August 9, 2021, by and among Brainstorm Cell Therapeutics, Inc., SVB Leerink LLC and Raymond James & Associates, Inc.		Form S-3	Exhibit 1.2	August 9, 2021

10.64*	Amendment No. 2 to Offer Letter Agreement dated September 18, 2022 between Brainstorm Cell Therapeutics Inc. and Dr. Stacy Lindborg		Form 8-K	Exhibit 10.1	September 22, 2022

10.65*	Amendment No. 3 to Offer Letter Agreement dated January 3, 2023 between Brainstorm Cell Therapeutics Inc. and Dr. Stacy Lindborg		Form 8-K	Exhibit 10.1	January 4, 2023

10.66*	Separation Agreement, effective January 20, 2023, between Brainstorm Cell Therapeutics Inc. and Dr. Ralph Kern		Form 8-K	Exhibit 10.2	January 4, 2023

21	Subsidiaries of the Company.	‡

23.1	Consent of Brightman Almagor Zohar & Co., a Firm in the Deloitte Global Network.	‡

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	‡

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	‡

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡‡

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡‡

101.SCH	Inline XBRL Taxonomy Extension Document.	‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	‡

101.PRE	Inline XBRL Taxonomy Extension Presentation Label Linkbase Document.	‡
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	‡
104	Cover Page Interactive Data File (formatted in inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.
‡	Filed herewith.
‡‡	Furnished herewith.

Item 16.         FORM 10-K SUMMARY.

Not required.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: March 30, 2023	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chaim Lebovits	Chief Executive Officer	March 30, 2023
Chaim Lebovits	(Principal Executive Officer)

/s/ Alla Patlis	Interim Chief Financial Officer and Controller	March 30, 2023
Alla Patlis	(Principal Financial and Accounting Officer)

/s/ Irit Arbel		March 30, 2023
Irit Arbel	Director

/s/ June S. Almenoff		March 30, 2023
June S. Almenoff	Director

/s/ Jacob Frenkel		March 30, 2023
Jacob Frenkel	Director

/s/ Anthony Polverino		March 30, 2023
Anthony Polverino	Director

/s/ Malcolm Taub		March 30, 2023
Malcolm Taub	Director

/s/ Uri Yablonka		March 30, 2023
Uri Yablonka	Director

/s/ Menghisteab Bairu		March 30, 2023
Menghisteab Bairu	Director