Form 10-Q
period 2023-03-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2023-05-15
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023.

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

As of May 15, 2023, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 39,408,554.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “Brainstorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal quarter, statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2023 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broad acceptance as a treatment option for ALS, PMS, AD or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, disruptions in our business due to continuing concerns resulting from the COVID-19 outbreak , including our clinical development activities, and other factors described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2022. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2022 in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2023

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2023

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	March 31,	December 31,
	2023	2022
	Unaudited	Audited

	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$2,021	$772
Short-term deposit (Note 4)	206	2,211
Other accounts receivable	44	91
Prepaid expenses and other current assets (Note 5)	658	32
Total current assets	2,929	3,106

Long-Term Assets:
Prepaid expenses and other long-term assets	23	23
Operating lease right of use asset (Note 6)	4,054	4,389
Property and Equipment, Net	866	933
Total Long-Term Assets	4,943	5,345

Total assets	$7,872	$8,451

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payables	$7,802	$6,224
Accrued expenses	171	84
Operating lease liability (Note 6)	1,389	1,427
Other accounts payables	1,060	1,065
Total current liabilities	10,422	8,800

Long-Term Liabilities:
Operating lease liability (Note 6)	2,290	2,666
Total long-term liabilities	2,290	2,666

Total liabilities	$12,712	$11,466

Stockholders’ Equity:
Stock capital: (Note 7)	12	12

Common Stock of $0.00005 par value - Authorized: 100,000,000 shares March 31, 2023 and December 31, 2022 respectively; Issued and outstanding: 38,475,251 and 36,694,078 shares at March 31, 2023 and December 31, 2022 respectively.

Additional paid-in-capital	198,144	194,910
Treasury stocks	(116)	(116)
Accumulated deficit	(202,880)	(197,821)
Total stockholders’ equity (deficit)	(4,840)	(3,015)

Total liabilities and stockholders’ equity (deficit)	$7,872	$8,451

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Three months ended
	March 31,
	2023	2022

	Unaudited
Operating expenses:

Research and development, net	$2,924	$2,616
General and administrative	2,227	2,859

Operating loss	(5,151)	(5,475)

Financial income, net	92	115

Net loss	$(5,059)	$(5,360)

Basic and diluted net loss per share from continuing operations	$(0.14)	$(0.15)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	36,735,435	36,436,882

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number	Amount	capital	stocks	deficit	equity
Balance as of January 1, 2023	36,694,078	12	194,910	(116)	(197,821)	(3,015)
Stock-based compensation related to stock and options granted to directors and employees	(18,827)	*	4	—	—	4
Issuance of shares in at-the-market (ATM) offering (Note 7)	1,800,000	*	3,230	—	—	3,230
Net loss	—	—	—	—	(5,059)	(5,059)
Balance as of March 31, 2023	38,475,251	12	198,144	(116)	(202,880)	(4,840)

*    Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2023	2022
Cash flows from operating activities:

Net loss	$(5,059)	$(5,360)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67	74
Stock-based compensation related to options granted to employees and directors	4	505
Change in operating lease liability	(79)	(117)
Decrease (increase) in other accounts receivable and prepaid expenses	(579)	323
Increase in trade payables	1,578	870
Increase in other accounts payable and accrued expenses	82	17
Total net cash used in operating activities	$(3,986)	$(3,688)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2023	2022
Cash flows from investing activities:

Purchase of property and equipment	—	(9)
Changes in short-term deposit	2,005	(8)
Total net cash provided by (used in) investing activities	$2,005	$(17)
Cash flows from financing activities:
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 7)	3,230	—
Total net cash provided by financing activities	$3,230	$—

Increase (decrease) in cash and cash equivalents	1,249	(3,705)

Cash and cash equivalents at the beginning of the period	$772	$18,856

Cash and cash equivalents at end of the period	$2,021	$15,151

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all of the research and development activities of the Company. BCT formed wholly-owned subsidiaries Brainstorm Cell Therapeutics UK Ltd., in the United Kingdom on February 19, 2013 (currently inactive), Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019.

The Common Stock is publicly traded on the Nasdaq Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. (“Ramot”), (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amytrophic Lateral Scelorosis (ALS, also known as Lou Gherig Disease), Progressive Multiple Sclerosis (PMS) and Parkinson’s disease. The Company developed a proprietary process, called NurOwn®, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.
C.	Since its inception, the Company has devoted substantially all its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of March 31, 2023, the Company had an accumulated deficit of approximately $203 million. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain.

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

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.      Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

NOTE 4 - SHORT TERM DEPOSITS

Short term deposits on March 31, 2023 and December 31, 2022 include bank deposits bearing annual interest rate of 0.15% to 1.66%.

NOTE 5 - PREPAID EXPENSES

As of March 31, 2023, the prepaid expenses mostly included director’s insurance of $579.

NOTE 6 - LEASES

As of March 31, 2023, the Company’s ROU assets and lease liabilities for operating leases totaled $4,054 and $3,679, respectively.

Supplemental cash flow information related to operating leases was as follows (unaudited):

Three Months Ended
March 31,
2023
Cash payments for operating leases	$657

As of March 31, 2023, the Company’s operating leases had a weighted average remaining lease term of 3.11 years and a weighted average discount rate of 6.75%. Future lease payments under operating leases as of March 31, 2023 were as follows:

Operating
Leases
2023	1,070
2024	1,417
2025	1,315
2026	189
Total future lease payments	3,991
Less imputed interest	(312)
Total lease liability balance	3,679

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

Private placements and public offerings:

At-the-market (ATM) Offering:

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the quarter ended March 31, 2023, the Company sold 1,800,000 shares of Common Stock for gross proceeds of approximately $3,330,000 under the August 9, 2021, ATM.

Capital Raised Since Inception:

Since its inception through March 31, 2023, the Company has raised approximately $154 million gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

Stock Plans:

During the fiscal year ended December 31, 2022, the Company had outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

The 2014 Plans have a shared pool of 5,600,000 shares of Common Stock available for issuance. As of March 31, 2023, 2,855,890 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

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

These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified period. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. The Company did not grant stock options during the three months ended March 31, 2023.

A summary of the Company’s option activity related to options to employees and directors, and related information as of March 31, 2023, is as follows:

	For the Three months ended
	March 31, 2023
		Weighted
		average	Aggregate
	Amount of	exercise	intrinsic
	options *	price	value
		$	$
Outstanding at December 31, 2022	1,510,117	3.9632	—
Granted	—	—	—
Forfeited	(20,000)	7.3300	—
Outstanding at March 31, 2023	1,490,117	3.9180	—
Exercisable at March 31, 2023	1,203,200	3.3484	—

*    Represents Employee Stock Options only (not including RSUs).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on March 31, 2023, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

As of March 31, 2023, there was $616 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 1.87 years. Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the three months ended March 31, 2022 amounted to $287. For the three months ended March 31, 2023 the Company recorded compensation income amounted to $7.

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

			Weighted Average
			Remaining
	Number of Shares	Weighted Average	Contractual
	of Restricted	Grant Date Fair	Term
	Stock	Value	(Years)
Nonvested as of December 31, 2022	217,027	5.01	1.40
Granted	35,000	1.54	—
Vested	44,005	4.59	—
Forfeited	53,827	4.09	—
Nonvested as of March 31, 2023	154,195	4.66	1.53

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the three months ended March 31, 2023 and March 31, 2022 amounted to $11 and $218, respectively.

As of March 31, 2023, there was $382 of total unrecognized compensation cost related to non-vested restricted stock under the Plan. The cost is expected to be recognized over a weighted average period of 1.88 years.

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Three months ended
	March 31,
	2023	2022
Research and development	$(49)	$147
General and administrative	53	358
Total stock-based compensation expense	$4	$505

NOTE 8 – SUBSEQUENT EVENTS

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

NurOwn® has completed its Phase 3 ALS and Phase 2 PMS clinical trials. On November 17, 2020, we announced top-line data from our Phase 3 ALS trial. On March 24, 2021, we announced positive top-line data from our Phase 2 trial evaluating three repeated intrathecal administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. On June 24, 2020, we announced a new clinical program focused on the development of NurOwn® as a treatment for AD. On August 15, 2022, we announced our decision to submit a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for NurOwn® for the treatment of ALS. On September 9, 2022, we filed a BLA to the FDA for NurOwn for the treatment of ALS. On November 10, 2022, we announced that we had received a refusal to file (“RTF”) letter from the FDA regarding our BLA. The FDA indicated that we may request a Type A meeting to discuss the content of the RTF letter. On December 12, 2022, we announced the submission of a Type A meeting request with FDA to discuss the contents of the RTF letter previously issued by the FDA regarding the BLA for NurOwn® for the treatment of ALS. On December 27, 2022, we announced that the FDA granted a Type A meeting to discuss the contents of the RTF letter previously issued regarding our BLA for NurOwn® for the treatment of ALS. The Type A Meeting was held on January 11, 2023. The perspective shared by the FDA review team reflected what was in the previously issued RTF letter. Conversations with the FDA on the best pathway to resolve the outstanding questions that remained, continued following the Type A meeting. During these discussions, BrainStorm was presented with multiple options to return the BLA to regulatory review, which included the regulatory procedure to File over Protest. Additionally, within these discussions, FDA committed to review amendments that were filed to address items raised in the RTF letter. These discussions resulted in BrainStorm requesting the FDA to file our BLA over Protest, as this was the regulatory procedure that would allow us to reach an ADCOM in the shortest amount of time. BrainStorm notified the FDA on February 6, 2023 of our decision to request the FDA to file the NurOwn BLA for ALS over Protest.  We received confirmation from FDA that the BLA was re-filed on Feb 7, 2023.  We received the FDA Type A meeting minutes on February 9, 2023. We submitted an amendment to our BLA on March 6, 2023, in which we responded to the majority of the items included in the RTF letter. Written feedback was received on March 22, 2023, from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn BLA for ALS. On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. The BLA for NurOwn to treat ALS is currently under active review by the FDA.

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

Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors and consultants to accomplish our goal of developing and launching a novel cell therapy for neurodegenerative diseases. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and our success by motivating such individuals to perform to the best of their abilities and achieve our objectives. We currently employ 41 employees in the United States and in Israel. Most of the senior management team are based in the United States, and all of our clinical trial sites for ALS and PMS are in the United States. Our R&D center is located in Petach Tikva, Israel. In addition, we currently lease two GMP manufacturing facilities in Jerusalem, Israel at the Hadassah Medical Center and in Tel Aviv at the Sourasky Medical Center to manufacture NurOwn®. These two facilities substantially increase our capacity and expand our ability to manufacture and ship NurOwn® into the EU and local Israeli markets.

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
●	On August 15, 2022, we announced a correction was made to the data published in Muscle & Nerve in December 2021 describing the results of NurOwn’s® Phase 3 clinical trial in ALS following new clinical analyses which strengthen the Company’s original conclusions from the trial. The correction was published in an Erratum to the original manuscript and resulted in a statistically significant treatment difference (p=0.050) of more than 2 points for an important secondary endpoint, average change from baseline in ALSFRS-R, in the pre-specified efficacy subgroup of participants with a baseline score of at least 35. Analyses reported in the original publication utilized an efficacy model that unintentionally deviated from the trial’s pre-specified statistical analysis plan by erroneously incorporating interaction terms between the subgroup and treatment. The newly published results, which includes supporting information to the publication, employ the efficacy model as pre-specified in the trial’s statistical analysis plan, correcting the analyses. The correction also relates to the other subgroup analyses published for this endpoint, demonstrating that all subgroups with ALSFRS-R baseline scores of at least 26 to 35 showed a statistically significant benefit following treatment with NurOwn® (p≤0.050).
●	On August 15, 2022, we announced our decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS. The BLA was filed on September 9, 2022.
●	On September 15, 2022, we announced the peer reviewed publication of data from the Phase 2 trial of NurOwn® in progressive multiple sclerosis (“MS”) in the Multiple Sclerosis Journal. The publication, entitled “Evaluation of neurotrophic factor secreting mesenchymal stem cells in progressive multiple sclerosis” summarized results from the Phase 2, single-arm, open-label study which demonstrated NurOwn®’s tolerability and provided preliminary evidence of its activity in people with progressive MS. Biomarker analyses confirmed NurOwn®’s proposed mechanism of action by showing consistent treatment activity in neuroinflammation and neuroprotection pathways.
●	On October 7, 2022, we presented new biomarker analyses from NurOwn’s Phase 3 ALS Trial at the ALS ONE Research Symposium. The presentation was delivered by Dr. Stacy Lindborg, Co-Chief Executive Officer and former Chief Development Officer at Brainstorm, and entitled, “The Relationship between CSF Biomarkers and Efficacy of Treatment with NurOwn (MSC-NTF cells).” The new analyses looked at the trajectory of biomarkers for the subgroups of participants with baseline ALSFRS-R scores >25 and ≤25, those most likely to be impacted by the floor effect of the scale. Decreases in neuroinflammatory and neurodegenerative markers and increases in neuroprotective markers in NurOwn treated participants compared to placebo were observed in both subgroups. These results indicate that NurOwn had similar biological effects on ALS participants regardless of the level of disease progression at baseline.
●	On October 20, 2022, we announced that a scientific abstract titled “NurOwn (MSC-NTF) Phase 2 Clinical Trial in Progressive MS: Effects on CSF Neuroprotective Biomarkers” would be presented at the 38th Congress of the ECTRIMS, held from October 26-28 in Amsterdam, NL. Cerebrospinal fluid (“CSF”) biomarker analyses from the phase 2 progressive MS clinical trial demonstrate that intrathecal NurOwn treatment resulted in robust increases in CSF neuroprotective biomarkers, consistent with the proposed mechanism of action, and provide important biological context for the observed clinical trial outcomes. The poster was presented by Jeffrey Cohen, MD, Hazel Prior Hostetler Endowed Chair and Professor of Neurology, Cleveland Clinic Lerner College of Medicine, Director, Experimental Therapeutics, Mellen Center for MS Treatment and Research.
●	On November 7, 2022, we announced that a scientific poster titled “Further Analysis of NurOwn Phase 3 Data Based on Baseline ALSFRS-R Status Clarifies Treatment Outcomes” was presented at the 2022 Northeast Amyotrophic Lateral Sclerosis Consortium (“NEALS”) Meeting, held November 1-3, 2022 in Clearwater Beach, Florida. The presentation was delivered by Dr. Stacy Lindborg, Co-Chief Development Officer at Brainstorm, and Merit Cudkowicz, MD, MSC, Chief of Neurology at Massachusetts General Hospital, Julieanne Dorn Professor of Neurology at Harvard Medical School, and Director of the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital. New post hoc analyses were presented that account for ALSFRS-R floor effects and add to the robust body of evidence supporting a clinically meaningful treatment effect with NurOwn in ALS. To better understand the true effect of treatment with NurOwn compared to placebo, two post-hoc sensitivity analysis methods were used to identify and remove participants from analyses that were most likely to be impacted by the floor effect. These methods were: (1) Total Score Threshold (TST), which included participants with ALSFRS-R scores >25; and (2) Item Level Threshold (ITL), which included participants with at least 2 of the 6 Fine and Gross Motor scale items with a score ≥2 at baseline. Applying the TST and ITL sensitivity analysis methods resulted in the exclusion of 23% (n=44) and 16% (n=30) of trial participants from analyses, respectively. Both the TST and ILT sensitivity analysis methods show that, after controlling for the impact of the ALSFRS-R floor effect, participants treated with NurOwn had a higher rate of clinical response

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
●	On November 10, 2022, we announced that we had received an RTF letter from the FDA regarding our BLA for NurOwn® for the treatment of ALS. The FDA informed the Company that its BLA is not sufficiently complete to enable a substantive review and that the FDA would therefore not file the BLA.
●	On December 12, 2022, we announced the submission of a Type A meeting request with FDA to discuss the contents of the RTF letter previously issued by the FDA regarding the company’s BLA for NurOwn® for the treatment of ALS.
●	On December 27, 2022, we announced that the FDA granted a Type A meeting to discuss the contents of the RTF letter previously issued regarding the company’s BLA for NurOwn® for the treatment of ALS. The Type A Meeting was held on January 11, 2023.
●	On January 4, 2023, we announced the promotion of Dr. Stacy Lindborg to the role of Co-Chief Executive Officer, launching a targeted capability build which will be led by Dr. Lindborg, to hire and bring expertise inside Brainstorm.
●	On January 4, 2023, we announced the presentation of a corporate and clinical overview at the Biotech Showcase™ 2023 (Hilton San Francisco Union Square) on Monday, January 9, 2023, which was co-presented by Chaim Lebovits, President and Co-Chief Executive Officer, and Stacy Lindborg, Co-Chief Executive Officer.
●	On January 10, 2023, we announced we had partnered with NEALS, The ALS Association, and I AM ALS to provide public access to biospecimens from NurOwn’s Phase 3 ALS Study. Serum and cerebrospinal fluid samples from the Phase 3 study of NurOwn® in ALS will be donated to the NEALS biorepository for use by the research community. The specimens are being submitted to the biorepository in connection with a $500,000 grant previously awarded to Brainstorm by The ALS Association and I AM ALS, to support biomarker research.
●	On January 20, 2023, Dr. Stacy Lindborg, Co-Chief Executive Officer at Brainstorm Cell Therapeutics, gave a presentation titled “The Debamestrocel (NurOwn) Treatment Effect in Phase 3 as accessed by ALSFRS-R and CSF Biomarkers” at the 13th Annual California ALS Research Summit in San Francisco, California. The presentation demonstrated that NurOwn had significantly better outcomes in analyses controlling for the floor effect. Outcomes that aligned with historical data and power calculations of the trial.
●	On March 20, 2023, Dr. Stacy Lindborg, Co-Chief Executive Officer at Brainstorm Cell Therapeutics, presented a scientific poster titled “Measuring the rate of impairment in ALS patients using the Revised-ALS Functional Rating Scale: Key Insights into the Floor Effect of the Scale” at the 2023 Muscular Dystrophy Association Clinical and Scientific Conference in Dallas, Texas held March 19-22, 2023. The presentation showed that a floor effect was observed in the PRO-ACT database, and a pattern of a plateau in ALSFRS-R total score was accompanied by scale items of 0 suggesting measurement challenges in those with advanced ALS due to the floor effect of the ALSFRS-R in the NurOwn phase 3 trial and historical studies which are included in the PRO-ACT database. Analyses conducted in those not impacted by the floor effect at baseline of the NurOwn phase 3 trial revealed statistically significant, clinically meaningful effects with NurOwn on the primary and key secondary endpoints.
●	On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. Given the goal to proceed to an ADCOM as expeditiously as possible, BrainStorm requested that the Center for Biologics Evaluation and Research (CBER) utilize the FDA’s File Over Protest procedure and has filed an amendment to the BLA which responds to most of the outstanding questions the FDA has posed.
●	On May 3, 2023, Dr. Stacy Lindborg, Co-Chief Executive Officer at Brainstorm Cell Therapeutics, presented “A discussion of NurOwn’s Full Data Package” at the Everything ALS Experts Talk Series. The presentation summarized key dates in the FDA regulatory review process for NurOwn’s including the current status of being under active review. Data illustrating the extent of impact of participants with Advanced ALS disease who were included in the trial and resulted in the inability to accurately measure disease progression in the trial, confounding the treatment effect from phase 3 trial, in addition to sharing analyses minimizing this impact which demonstrate an important treatment effect across study endpoints.

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

NurOwn® ALS Clinical Program

We announced top-line data from the Phase 3 clinical trial of NurOwn® in ALS on November 17, 2020. We have been granted Fast Track designation by the U.S. Food and Drug Administration (“FDA”) for this indication, and have been granted Orphan Drug Status, in the U.S. and Europe, which provides us the potential for an extended period of exclusivity. On August 15, 2022, we announced our decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS. The BLA was filed on September 9, 2022. On November 10, 2022, we announced that we had received a RTF letter from the FDA regarding our BLA. The FDA indicated that we could request a Type A meeting to discuss the content of the RTF letter, and the Type A meeting was held on January 11, 2023. On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. Given the goal to proceed to an ADCOM as expeditiously as possible, BrainStorm requested that the Center for Biologics Evaluation and Research (CBER) utilize the FDA’s File Over Protest procedure and has filed an amendment to the BLA which responds to most of the outstanding questions the FDA has posed.

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

Key findings from the trial were as follows (which include the update to the data published in Muscle & Nerve 65(3):291-302 on August 12, 2022):

●	NurOwn® was generally well tolerated in this population of rapidly progressing ALS patients.
●	While showing a numerical improvement in the treated group compared to placebo across the primary and key secondary efficacy endpoints, the trial did not reach statistically significant results.

●	The primary efficacy endpoint, a responder analysis evaluating the proportion of participants who experienced at least a 1.25 points per month improvement in the post-treatment ALSFRS-R slope compared to pre-treatment, was powered on assumed treatment response rates of 35% on NurOwn® versus 15% on Placebo. These estimates were based on available historical clinical trial data and the NurOwn® Phase 2 data. The response definition for the primary endpoint was met by 32.6% of NurOwn® participants versus 27.7% for Placebo (p=0.453). Therefore, the trial met the expected ~35% NurOwn® treatment group efficacy response assumption, however the high rate of response in placebo participants exceeded the placebo response expected based on contemporary ALS trials.
●	The secondary efficacy endpoint measuring average change in ALSFRS-R total score from baseline to Week 28, was -5.52 with NurOwn® versus -5.88 on Placebo, a difference of 0.36 (p= 0.693).
●	In an important, pre-specified subgroup early in the disease course based on an ALSFRS-R baseline score of 35 or greater, NurOwn® demonstrated a clinically meaningful treatment response across the primary and key secondary endpoints and remained consistent with our pre-trial, data-derived assumptions. In this subgroup, there were 34.6% responders who met the primary endpoint definition on NurOwn® and 15.6% on Placebo (p=0.305), and the average change from baseline to week 28 in ALSFRS-R total score was -1.56 on NurOwn® and -3.65 on Placebo (p=0.050), an improvement of 2.09 ALSFRS-R points favoring NurOwn®.
●	Additional sensitivity analyses have demonstrated consistent treatment effects with NurOwn after accounting for the impact of the ALSFRS-R floor effect. Two methods include: (1) Total Score Threshold (TST), which included participants with ALSFRS-R scores >25; and (2) Item Level Threshold (ITL), which included participants with at least 2 of the 6 Fine and Gross Motor scale items with a score >2 at baseline. Applying the TST and ITL sensitivity analysis methods resulted in the exclusion of 23% (n=44) and 16% (n=30) of trial participants from analyses, respectively. Both the TST and ILT sensitivity analysis methods show that, after controlling for the impact of the ALSFRS-R floor effect, participants treated with NurOwn had a higher rate of clinical response (primary endpoint) and less function lost across 28 weeks (secondary endpoint), compared to placebo. Additional post-hoc analyses published for the secondary endpoint (average change from baseline in ALSFRS-R), showed a statistically significant benefit following treatment with NurOwn in all subgroups with ALSFRS-R baseline total score of at least 26 to 35 (p≤0.050).
●	The NurOwn® Phase 3 trial enrolled a broad set of participants, including some with advanced ALS disease (ALSFRS-R≤25) at baseline, making this trial subject to the impact of floor effects of the ALSFRS-R and reduced ALSFRS-R sensitivity. A post-hoc analysis was done using participants with baseline ALSFRS-R>25 for the primary endpoint and the % response for NurOwn® was 34.7% and 20.5% for Placebo, p=0.053. This analysis suggests a treatment effect with NurOwn® in participants with less advanced disease. Cerebrospinal fluid (CSF) biomarker analyses confirmed that treatment with NurOwn® resulted in a statistically significant increase of neurotrophic factors (VEGF) and reduction in neurodegenerative (neurofilament) and neuroinflammatory biomarkers (MCP-1) that was not observed in the placebo treatment group.
●	Pre-specified statistical modeling designed to predict clinical response with high sensitivity and specificity based on ALS biomarkers and ALS Function confirmed that NurOwn® treatment outcomes could be predicted by baseline ALS function as well as key CSF neurodegenerative and neuroinflammatory biomarkers. Additional analyses focused on the trajectory of biomarkers for the subgroups of participants with baseline ALSFRS-R scores >25 and ≤25, those most likely to be impacted by the floor effect of the scale, indicate that NurOwn had similar biological effects on ALS participants regardless of the level of disease progression at baseline. Specifically, we observe decreases in neuroinflammatory and neurodegenerative markers and increases in neuroprotective markers in NurOwn treated participants compared to placebo in both subgroups.

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

Catalent Houston manufactured NurOwn® for the Expanded Access Program. As of December 31, 2022, eight participants have completed treatment with NurOwn® that was manufactured at the Catalent facility as well as all Expanded Access protocol follow-up visits.

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

On February 9, 2021, we announced feedback on a Type-C Meeting with FDA on future NurOwn(R) manufacturing plans and to review specific aspects of our planned manufacturing modifications to support the development of a semi-automated commercial manufacturing process for NurOwn(R) (MSC-NTF cell). The meeting included a detailed review of the requirements for comparability testing to support future modifications along with geographic considerations in the sourcing of starting materials and future manufacturing production. We plan to incorporate feedback from the FDA meeting and our experience from Phase 3 manufacturing to finalize a robust comparability plan that could enable semiautomatic manufacturing to be introduced at the appropriate time in the future. We also plan to finalize the remaining steps necessary to proceed with running NurOwn(R) validation batches. The FDA also provided comments on several key aspects of the current manufacturing process, which we will use as we continue our work to enable operations at our commercial manufacturing partner, Catalent.

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

On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. Given the goal to proceed to an ADCOM as expeditiously as possible, BrainStorm requested that the Center for Biologics Evaluation and Research (CBER) utilize the FDA’s File Over Protest procedure and has filed an amendment to the BLA which responds to most of the outstanding questions the FDA has posed.

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

Through the EAP, the six clinical centers participating in the Phase 3 NurOwn® trial each had the opportunity to treat ALS participants who completed the trial. The selection of participants who were enrolled in the trial was independently done by the principal investigators at the participating clinical centers.  These six centers are: University of California, Irvine; Cedars-Sinai Medical Center; California Pacific Medical Center; Massachusetts General Hospital; University of Massachusetts Medical School; and the Mayo Clinic. EAP treatment of ALS participants who have completed the Phase 3 clinical trial did not interfere with data or regulatory timelines. The Cell Manipulation Core Facility (CMCF) at the Dana Farber Cancer Institute manufactured the investigational therapy, assisted by on-site Brainstorm personnel.

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

On December 27, 2021, we announced plans for a dosing extension of NurOwn® for participants who completed the Expanded Access Protocol. The FDA recommended that Brainstorm submit an EAP protocol amendment to provide additional dosing for these participants. Under the original EAP protocol, participants who had completed the Phase 3 NurOwn® trial and who met specific eligibility criteria had the opportunity to receive 3 doses of NurOwn®. Under the amended EAP protocol, these eligible participants will receive up to 3 additional doses. Data collected from the original EAP treatments informed the decision to move forward with additional doses for participants who completed it. As of December 31, 2022, eight participants have completed treatment with NurOwn® manufactured at the Catalent Houston manufacturing site and all follow-up visits.

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

Additionally, we completed secondary efficacy data and detailed CSF and blood biomarker analyses. We presented a detailed summary of the study outcomes at the 37th Congress of the ECTRIMS on October 14, 2021 and published our findings in the peer reviewed journal Multiple Sclerosis Journal on September 15, 2022. We are currently considering how best to advance NurOwn® as an innovative treatment option in PMS.

On November 14, 2019, we received a $495,330 grant from the National Multiple Sclerosis Society, through its Fast Forward program, to advance Brainstorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with progressive Multiple Sclerosis. As of March 31, 2023, we received $396,264 on account of the grant.

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

On November 14, 2019, we were awarded a $495,330 grant from the National Multiple Sclerosis Society (NMSS), through its Fast Forward program, for serum and CSF biomarkers analysis in Brainstorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with PMS. As of March 31, 2023, we have received $396,264 out of the $495,330 awarded.

On April 3, 2020, we announced that our wholly owned subsidiary, Brainstorm Cell Therapeutics Ltd., has been awarded a new non-dilutive grant of approximately $1.5 million by the Israel Innovation Authority (“IIA”). The grant enables the Company to continue development of advanced cellular manufacturing capabilities, furthers development of MSC-NTF derived exosomes as a novel therapeutic platform, and will ultimately enable Brainstorm to expand the therapeutic pipeline in neurodegenerative disorders. As of March 31, 2023, we have received $1.3 million out of the $1.5 million awarded.

On June 9, 2020, we announced that The ALS Association and I AM ALS have awarded us a combined grant of $500,000 to support an ALS biomarker research study. The grant will be used to draw insights from data and samples collected from patients who participated in Brainstorm’s Phase 3 clinical trial and treated with NurOwn®, and to further the understanding of critical biomarkers associated with treatment response for people with ALS. As of March 31, 2023, we have received $400,000 out of $500,000 awarded.

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

On October 27, 2022, Jeffrey Cohen, MD, Hazel Prior Hostetler Endowed Chair and Professor of Neurology, Cleveland Clinic Lerner College of Medicine, Director, Experimental Therapeutics, Mellen Center for MS Treatment and Research presented a scientific poster titled “NurOwn (MSC-NTF) Phase 2 Clinical Trial in Progressive MS: Effects on CSF Neuroprotective Biomarkers” at the 38th Congress of the ECTRIMS, held from October 26-28 in Amsterdam, NL. Cerebrospinal fluid (CSF) biomarker analyses from the phase 2 progressive MS clinical trial demonstrate that intrathecal NurOwn treatment resulted in robust increases in CSF neuroprotective biomarkers, consistent with the proposed mechanism of action, and provide important biological context for the observed clinical trial outcomes.

On November 7, 2022, Dr. Stacy Lindborg, our Co-Chief Executive Officer and former Chief Development Officer, and Merit Cudkowicz, MD, MSC, Chief of Neurology at Massachusetts General Hospital, Julieanne Dorn Professor of Neurology at Harvard Medical School, and Director of the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital presented a scientific poster titled “Further Analysis of NurOwn Phase 3 Data Based on Baseline ALSFRS-R Status Clarifies Treatment Outcomes” at the 2022 NEALS Meeting, held November 1-3, 2022 in Clearwater Beach, Florida. New post hoc analyses were presented that account for

ALSFRS-R floor effects and add to the robust body of evidence supporting a clinically meaningful treatment effect with NurOwn in ALS. To better understand the true effect of treatment with NurOwn compared to placebo, two post-hoc sensitivity analysis methods were used to identify and remove participants from analyses that were most likely to be impacted by the floor effect. These methods were:(1) Total Score Threshold (TST), which included participants with ALSFRS-R scores >25; and (2) Item Level Threshold (ITL), which included participants with at least 2 of the 6 Fine and Gross Motor scale items with a score ≥2 at baseline.. Applying the TST and ITL sensitivity analysis methods resulted in the exclusion of 23% (n=44) and 16% (n=30) of trial participants from analyses, respectively. Both the TST and ILT sensitivity analysis methods show that, after controlling for the impact of the ALSFRS-R floor effect, participants treated with NurOwn had a higher rate of clinical response (primary endpoint) and less function lost across 28 weeks (secondary endpoint), compared to placebo. Additional post-hoc analyses published for the secondary endpoint (average change from baseline in ALSFRS-R), showed a statistically significant benefit following treatment with NurOwn in all subgroups with ALSFRS-R baseline total score of at least 26 to 35 (p≤0.050). These analyses were included in a correction made to the Muscle and Nerve publication (December 2021) and were broadly discussed with the ALS community for the first time at the 2022 NEALS meeting.

On January 10, 2023, Chaim Lebovits, President and Co-Chief Executive Officer, and Stacy Lindborg, Co-Chief Executive Officer, jointly presented a corporate and clinical overview at the Biotech Showcase™ 2023 (Hilton San Francisco Union Square).

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

Research and Development

We are actively engaged in research and development to evaluate the potential for clinical development of NurOwn® and MSC-NTF cells derived Exosomes in various neurodegenerative disorders, neurodegenerative eye disease and acute respiratory distress syndrome (ARDS). MSC-NTF cells derived Exosomes are an example of ongoing research in additional specialized derivative cell products. Exosomes are extracellular nano-vesicles (secreted by the cells) that carry various molecular components of their cell of origin, including nucleic acids, proteins and lipids. Exosomes can transfer molecules from one cell to another, thereby mediating cell-to-cell communication, ultimately regulating many cell processes, which are suitable for clinical applications in multiple neurodegenerative diseases. NurOwn® derived exosomes may possess unique features for the enhanced delivery of therapeutics to the brain, due to their ability to cross the blood brain barrier and to penetrate the brain and spinal cord.

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

Results of Operations

For the period from inception (September 22, 2000) until March 31, 2023, we did not generate any revenues from operations. In addition, we incurred operating costs and expenses of approximately $5,151,000 during the three months ended March 31, 2023, compared to $5,475,000 during the three months ended March 31, 2022.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the three months ended March 31, 2023 were $2,924,000, an increase of $308,000 compared to $2,616,000 for the three months ended in March 31, 2022.

This increase is due to an increase of $801,000 in costs related to the EAP and commercial preparation expenses and rent costs. This increase was partially offset by (i) a decrease of $261,000 for costs related to payroll and stock-based compensation expenses; (ii) a decrease of $232,000 for costs related to consultants, depreciation, travel and other costs.

General and Administrative

General and administrative expenses for the three months ended March 31, 2023 and 2022 were $2,227,000 and $2,859,000, respectively. The decrease in general and administrative expenses of $632,000 is primarily due to a decrease in payroll, costs related to stock-based compensation expenses, rent, PR and other costs.

Financial Expenses

Financial income for the three months ended March 31, 2023 and 2022 was $92,000 and $115,000, respectively, as a result of interest earned on our cash, cash equivalents and short-term deposits and due to conversion exchange rates.

Net Loss

Net loss for the three months ended on March 31, 2023 was $5,059,000, as compared to a net loss of $5,360,000 for the three months ended March 31, 2022. Net loss per share for the three months ended March 31, 2023 and 2022 was $0.14 and $0.15, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended March 31, 2023 was 36,735,435, compared to 36,436,882 for the three months ended March 31, 2022.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via the ATM programs and through various grants. At March 31, 2023 cash, cash equivalents and short-term bank deposits amounted to $2,227,000.

Net cash used in operating activities for the three months ended March 31, 2023 was $3,986,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash provided by investing activities for the three months ended March 31, 2023 was $2,005,000 representing net decrease in short-term interest-bearing bank deposits.

Net cash provided by financing activities for the quarter ended March 31, 2023 was $3,230,000 from sales of common stock under the August 9, 2021 ATM programs.

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. During the quarter ended March 31, 2023, the Company sold 1,800,000 shares of Common Stock for gross proceeds of approximately $3,330,000 under the August 9, 2021, ATM.

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

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the quarter ended March 31, 2023, the Company sold 1,800,000 shares of Common Stock for gross proceeds of approximately $3,330,000 under the August 9, 2021, ATM.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of operations in the normal course of business, which we consider routine and incidental to our business. We currently are not a party to any material legal proceedings, the adverse outcome of which, in management’s opinion, would have a material adverse effect on our business, results of operation or financial condition, nor are we aware of any governmental proceedings involving potential monetary sanctions of $300,000 or more.

Item 1A. Risk Factors.

Other than the additional risk factor below, there have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in this Quarterly Report on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations, our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10 and March 12, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank (“SVB”), and Signature Bank and Silvergate Capital Corp. (“Silvergate Capital”), respectively, after each bank was unable to continue their operations. Since then, additional financial institutions have experienced similar failures and have been placed into receivership. It is possible that other banks will face similar difficulty in the future. These events exposed vulnerabilities in the banking sector, including legal uncertainties, significant volatility and contagion risk, and caused market prices of regional bank stocks to plummet.

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general.  These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

We currently have no exposure to SVB, Signature Bank, Silvergate Capital, or any other banks in financial difficulty; however, we are unable to predict the extent or nature of the impacts of these evolving circumstances at this time. If, for example, other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. While it is not possible at this time to predict the extent of the impact that high market volatility and instability of the banking sector could have on economic activity and our business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2023, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The following documents are filed as exhibits to this report:

Incorporated by Reference Herein
Exhibit Number	Description	Filed (or Furnished) with this Form 10-Q	Form	Exhibit & File No.	Date Filed

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix B File No. 333-61610	November 20, 2006
3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 15, 2014.		Form 8-K	Exhibit 3.1 File No. 000-54365	September 16, 2014
3.3	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated August 31, 2015.		Form 8-K	Exhibit 3.1 File No. 001-366641	September 4, 2015
3.4	ByLaws of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix C File No. 333-61610	November 20, 2006
3.5	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007.		Form 8-K	Exhibit 3.1 File No. 333-61610	March 27, 2007
10.1	Amendment No. 3 to Offer Letter Agreement, dated January 3, 2023, between Brainstorm Cell Therapeutics Inc. and Dr. Stacy Lindborg		Form 8-K	Exhibit 10.1 File No. 001-36641	January 4, 2023
10.2	Separation Agreement, effective January 20, 2023, between Brainstorm Cell Therapeutics Inc. and Dr. Ralph Kern		Form 8-K	Exhibit 10.2 File No. 001-36641	January 4, 2023
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*Filed herewith

‡Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: May 15, 2023	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alla Patlis
Name: Alla Patlis
Title: Controller, Interim Chief Financial Officer (Principal Financial Officer)