Form 10-Q
period 2023-06-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2023-08-14
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023.

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

As of August 14, 2023, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 45,015,800.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “Brainstorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal quarter, statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2023 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broad acceptance as a treatment option for ALS, PMS, AD or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, disruptions in our business due to continuing concerns resulting from the COVID-19 outbreak, including our clinical development activities, and other factors described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2022. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2022 in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2023

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2023

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	June 30,	December 31,
	2023	2022
	Unaudited	Audited

	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$546	$772
Short-term deposit (Note 4)	202	2,211
Other accounts receivable	93	91
Prepaid expenses and other current assets (Note 5)	372	32
Total current assets	1,213	3,106

Long-Term Assets:
Prepaid expenses and other long-term assets	22	23
Operating lease right of use asset (Note 6)	3,713	4,389
Property and Equipment, Net	799	933
Total Long-Term Assets	4,534	5,345

Total assets	$5,747	$8,451

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payables	$5,190	$6,224
Accrued expenses	90	84
Operating lease liability (Note 6)	1,354	1,427
Other accounts payables	1,057	1,065
Total current liabilities	7,691	8,800

Long-Term Liabilities:
Operating lease liability (Note 6)	1,938	2,666
Total long-term liabilities	1,938	2,666

Total liabilities	$9,629	$11,466

Stockholders’ Equity:
Stock capital: (Note 7)	12	12

Common Stock of $0.00005 par value - Authorized: 100,000,000 shares June 30, 2023 and December 31, 2022 respectively; Issued and outstanding: 40,926,745 and 36,694,078 shares at June 30, 2023 and December 31, 2022 respectively.

Additional paid-in-capital	204,431	194,910
Treasury stocks	(116)	(116)
Accumulated deficit	(208,209)	(197,821)
Total stockholders’ equity (deficit)	(3,882)	(3,015)

Total liabilities and stockholders’ equity (deficit)	$5,747	$8,451

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2023	2022	2023	2022

	Unaudited		Unaudited
Operating expenses:

Research and development, net (Note 8)	$5,718	$7,729	$2,794	$5,113
General and administrative	4,882	5,337	2,655	2,478

Operating loss	(10,600)	(13,066)	(5,449)	(7,591)

Financial expenses (income), net	(212)	(665)	(120)	550

Net loss	$(10,388)	$(12,401)	$(5,329)	$(7,041)

Basic and diluted net loss per share from continuing operations	$(0.27)	$(0.34)	$(0.13)	$(0.19)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	38,224,230	36,461,667	39,696,665	36,486,180

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number	Amount	capital	stocks	deficit	equity
Balance as of January 1, 2023	36,694,078	12	194,910	(116)	(197,821)	(3,015)
Stock-based compensation related to stock and options granted to directors and employees	(18,827)	*	4	—	—	4
Issuance of shares in at-the-market (ATM) offering (Note 7)	1,800,000	*	3,230	—	—	3,230
Net loss	—	—	—	—	(5,059)	(5,059)
Balance as of March 31, 2023	38,475,251	12	198,144	(116)	(202,880)	(4,840)
Stock-based compensation related to stock and options granted to directors and employees	315,000	*	988	—	—	988
Issuance of shares in at-the-market (ATM) offering (Note 7)	2,136,494	*	5,299	—	—	5,299
Net loss	—	—	—	—	(5,329)	(5,329)
Balance as of June 30, 2023	40,926,745	12	204,431	(116)	(208,209)	(3,882)

*    Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2023	2022	2023	2022
Cash flows from operating activities:

Net loss	$(10,388)	$(12,401)	$(5,329)	$(7,041)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	134	145	67	71
Stock-based compensation related to options granted to employees and directors	992	910	988	405
Change in operating lease liability	(125)	(612)	(46)	(495)
Decrease in other accounts receivable and prepaid expenses	(341)	624	238	301
Increase (decrease) in trade payables	(1,034)	1,592	(2,612)	722
Decrease in other accounts payable and accrued expenses	(2)	(80)	(84)	(97)
Total net cash used in operating activities	$(10,764)	$(9,822)	$(6,778)	$(6,134)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2023	2022	2023	2022
Cash flows from investing activities:

Purchase of property and equipment	—	(28)	—	(19)
Changes in short-term deposit	2,009	(1)	4	7
Total net cash used in investing activities	$2,009	$(29)	$4	$(12)
Cash flows from financing activities:
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 7)	8,529	—	5,299	—
Total net cash provided by financing activities	$8,529	$—	$5,299	$—

Decrease in cash and cash equivalents	(226)	(9,851)	(1,475)	(6,146)

Cash and cash equivalents at the beginning of the period	$772	$18,856	$2,021	$15,151

Cash and cash equivalents at end of the period	$546	$9,005	$546	$9,005

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all of the research and development activities of the Company. BCT formed wholly-owned subsidiaries Brainstorm Cell Therapeutics UK Ltd., in the United Kingdom on February 19, 2013 (currently inactive), Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019.

The Common Stock is publicly traded on the Nasdaq Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. (“Ramot”), (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amytrophic Lateral Scelorosis (ALS, also known as Lou Gherig Disease), Progressive Multiple Sclerosis (PMS) and Parkinson’s disease. The Company developed a proprietary process, called NurOwn®, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.
C.	Since its inception, the Company has devoted substantially all its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of June 30, 2023, the Company had an accumulated deficit of approximately $208 million. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain.

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

Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

NOTE 4 - SHORT TERM DEPOSITS

Short term deposits on June 30, 2023 and December 31, 2022 include bank deposits bearing annual interest rate of 0.15% to 1.66%.

NOTE 5 - PREPAID EXPENSES

As of June 30, 2023, the prepaid expenses mostly included director’s insurance of $290.

NOTE 6 - LEASES

As of June 30, 2023, the Company’s ROU assets and lease liabilities for operating leases totaled $3,713 and $3,292, respectively.

Supplemental cash flow information related to operating leases was as follows (unaudited):

Six Months Ended
June 30,
2023
Cash payments for operating leases	$1,290

As of June 30, 2023, the Company’s operating leases had a weighted average remaining lease term of 2.61 years and a weighted average discount rate of 6.75%. Future lease payments under operating leases as of June 30, 2023 were as follows:

Operating
Leases
2023	695
2024	1,385
2025	1,285
2026	185
Total future lease payments	3,550
Less imputed interest	(258)
Total lease liability balance	3,292

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

Private placements and public offerings:

At-the-market (ATM) Offering:

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the six months ended June 30, 2023, the Company sold 3,936,494 shares of Common Stock for gross proceeds of approximately $8,793,397 under the August 9, 2021, ATM.

Capital Raised Since Inception:

Since its inception through June 30, 2023, the Company has raised approximately $159 million gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

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

The 2014 Plans have a shared pool of 5,600,000 shares of Common Stock available for issuance. As of June 30, 2023, 2,540,890 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

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

These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified period. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. The Company did not grant stock options during the three months ended June 30, 2023.

A summary of the Company’s option activity related to options to employees and directors, and related information as of June 30, 2023, is as follows:

	For the Six months ended
	June 30, 2023
		Weighted
		average	Aggregate
	Amount of	exercise	intrinsic
	options *	price	value
		$	$
Outstanding at December 31, 2022	1,510,117	3.9632	—
Granted	—	—	—
Forfeited	(92,000)	6.6674	—
Outstanding at June 30, 2023	1,418,117	3.7878	—
Exercisable at June 30, 2023	1,137,850	3.2005	—

*    Represents Employee Stock Options only (not including RSUs).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on June 30, 2023, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

As of June 30, 2023, there was $450 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 1.80 years. Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the six months ended June 30, 2023 and 2022 amounted to $58 and $500, respectively.

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

			Weighted Average
			Remaining
	Number of Shares	Weighted Average	Contractual
	of Restricted	Grant Date Fair	Term
	Stock	Value	(Years)
Nonvested as of December 31, 2022	217,027	5.01	1.40
Granted	385,000	2.69	—
Vested	344,005	3.02	—
Forfeited	53,827	4.09	—
Nonvested as of June 30, 2023	204,195	4.23	1.17

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the six months ended June 30, 2023 and June 30, 2022 amounted to $934 and $410, respectively.

As of June 30, 2023, there was $409 of total unrecognized compensation cost related to non-vested restricted stock under the Plan. The cost is expected to be recognized over a weighted average period of 1.58 years.

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Six months ended
	June 30,
	2023	2022
Research and development	$687	$173
General and administrative	305	737
Total stock-based compensation expense	$992	$910

NOTE 8 – SUBSEQUENT EVENTS

On July 17, 2023, the Company entered into a Securities Purchase Agreement with the purchaser named therein, pursuant to which the Company agreed to sell, in a public offering (the “Offering”), an aggregate of 4,054,055 shares of Common Stock, together with accompanying warrants (the “Common Warrants”) to purchase 4,054,055 shares of Common Stock, at a purchase price of $1.85 per share and accompanying warrants for gross proceeds to the Company of approximately $7.5 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Offering closed on July 19, 2023. The Common Warrants are immediately exercisable, expire five years following the date of issuance and have an exercise price of $2.00 per share.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

Brainstorm Cell Therapeutics Inc. is a leading biotechnology company committed to the development and commercialization of best-in-class autologous cellular therapies for the treatment of neurodegenerative diseases, including Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease); Progressive Multiple Sclerosis (“PMS”); Alzheimer’s disease (“AD”); and other neurodegenerative diseases. NurOwn®, our proprietary cell therapy platform, leverages cell culture methods to induce autologous bone marrow-derived mesenchymal stem cells (“MSCs”) to secrete high levels of neurotrophic factors (“NTFs”), modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function.

NurOwn® has completed its Phase 3 ALS and Phase 2 PMS clinical trials. On November 17, 2020, we announced top-line data from our Phase 3 ALS trial. On March 24, 2021, we announced positive top-line data from our Phase 2 PMS trial evaluating three repeated intrathecal administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. On August 15, 2022, we announced our decision to submit a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for NurOwn® for the treatment of ALS. On September 9, 2022, we filed a BLA to the FDA for NurOwn for the treatment of ALS. On November 10, 2022, we announced that we had received a refusal to file (“RTF”) letter from the FDA regarding our BLA. The FDA indicated that we may request a Type A meeting to discuss the content of the RTF letter. On December 12, 2022, we announced the submission of a Type A meeting request with FDA to discuss the contents of the RTF letter previously issued by the FDA regarding the BLA for NurOwn® for the treatment of ALS. On December 27, 2022, we announced that the FDA granted a Type A meeting to discuss the contents of the RTF letter previously issued regarding our BLA for NurOwn® for the treatment of ALS. The Type A Meeting was held on January 11, 2023. The perspective shared by the FDA review team reflected what was in the previously issued RTF letter. Conversations with the FDA on the best pathway to resolve the outstanding questions that remained, continued following the Type A meeting. During these discussions, BrainStorm was presented with multiple options to return the BLA to regulatory review, which included the regulatory procedure to File over Protest. Additionally, within these discussions, FDA committed to review amendments that were filed to address items raised in the RTF letter. These discussions resulted in BrainStorm requesting the FDA to file our BLA over Protest, as this was the regulatory procedure that would allow us to reach an Advisory Committee (“ADCOM”) in the shortest amount of time. BrainStorm notified the FDA on February 6, 2023 of our decision to request the FDA to file the NurOwn BLA for ALS over Protest. We received confirmation from FDA that the BLA was re-filed on February 7, 2023. We received the FDA Type A meeting minutes on February 9, 2023. We submitted an amendment to our BLA on March 6, 2023, in which we responded to the majority of the items included in the RTF letter. Written feedback was received on March 22, 2023, from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn BLA for ALS. On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. The BLA for NurOwn to treat ALS is currently under active review by the FDA. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023, and will be available for live streaming. In addition, BrainStorm’s BLA for NurOwn has a Prescription Drug User Fee Act (“PDUFA”) action date targeted to occur by December 8, 2023.

Our wholly owned Israeli subsidiary, BrainStorm Cell Therapeutics Ltd. (“Israeli Subsidiary”), holds exclusive rights to commercialize NurOwn® technology through a licensing agreement with Ramot (“Ramot”), the technology transfer company of Tel Aviv University, Israel.

NurOwn® has a strong and comprehensive intellectual property portfolio and was granted Fast Track designation by the FDA and Orphan Drug status by the FDA and the European Medicines Agency (“EMA”) for ALS.

Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors and consultants to accomplish our goal of developing and launching a novel cell therapy for neurodegenerative diseases. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and our success by motivating such individuals to perform to the best of their abilities and achieve our objectives. We currently employ 44 employees in the United States and in Israel. Most of the senior management team are based in the United States, and all of our clinical trial sites for ALS and PMS are in the United States. Our R&D center is located in Petach Tikva, Israel. In addition, we currently lease two GMP manufacturing facilities in Jerusalem, Israel at the Hadassah Medical Center and in Tel Aviv at the Sourasky Medical Center to manufacture NurOwn®. These two facilities substantially increase our capacity and expand our ability to manufacture and ship NurOwn® into the EU, the U.S. and to local Israeli markets.

Recent Highlights

●	On November 10, 2022, we announced that we had received an RTF letter from the FDA regarding our BLA for NurOwn® for the treatment of ALS. The FDA informed the Company that its BLA is not sufficiently complete to enable a substantive review and that the FDA would therefore not file the BLA.
●	On December 12, 2022, we announced the submission of a Type A meeting request with FDA to discuss the contents of the RTF letter previously issued by the FDA regarding the company’s BLA for NurOwn® for the treatment of ALS.
●	On December 27, 2022, we announced that the FDA granted a Type A meeting to discuss the contents of the RTF letter previously issued regarding the company’s BLA for NurOwn® for the treatment of ALS. The Type A Meeting was held on January 11, 2023.
●	On January 4, 2023, we announced the promotion of Dr. Stacy Lindborg to the role of Co-Chief Executive Officer, launching a targeted capability build which will be led by Dr. Lindborg, to hire and bring expertise inside Brainstorm.
●	On January 4, 2023, we announced the presentation of a corporate and clinical overview at the Biotech Showcase™ 2023 (Hilton San Francisco Union Square) on Monday, January 9, 2023, which was co-presented by Chaim Lebovits, President and Co-Chief Executive Officer, and Dr. Lindborg.
●	On January 10, 2023, we announced we had partnered with NEALS, The ALS Association, and I AM ALS to provide public access to biospecimens from NurOwn’s Phase 3 ALS Study. Serum and cerebrospinal fluid samples from the Phase 3 study of NurOwn® in ALS will be donated to the NEALS biorepository for use by the research community. The specimens are being submitted to the biorepository in connection with a $500,000 grant previously awarded to Brainstorm by The ALS Association and I AM ALS, to support biomarker research.
●	On January 20, 2023, Dr. Lindborg gave a presentation titled "The Debamestrocel (NurOwn) Treatment Effect in Phase 3 as accessed by ALSFRS-R and CSF Biomarkers" at the 13th Annual California ALS Research Summit in San Francisco, California. The presentation demonstrated that NurOwn had significantly better outcomes in analyses controlling for the floor effect. Outcomes that aligned with historical data and power calculations of the trial.
●	On March 20, 2023, Dr. Lindborg presented a scientific poster titled “Measuring the rate of impairment in ALS patients using the Revised-ALS Functional Rating Scale: Key Insights into the Floor Effect of the Scale” at the 2023 Muscular Dystrophy Association Clinical and Scientific Conference in Dallas, Texas held March 19-22, 2023. The presentation showed that a floor effect was observed in the PRO-ACT database, and a pattern of a plateau in ALSFRS-R total score was accompanied by scale items of 0 suggesting measurement challenges in those with advanced ALS due to the floor effect of the ALSFRS-R in the NurOwn Phase 3 trial and historical studies which are included in the PRO-ACT database. Analyses conducted in those not impacted by the floor effect at baseline of the NurOwn Phase 3 trial revealed statistically significant, clinically meaningful effects with NurOwn on the primary and key secondary endpoints.
●	On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. Given the goal to proceed to an ADCOM as expeditiously as possible, BrainStorm requested that the Center for Biologics Evaluation and Research (“CBER”) utilize the FDA’s File Over Protest procedure and has filed an amendment to the BLA which responds to most of the outstanding questions the FDA has posed.
●	On May 3, 2023, Dr. Lindborg, presented “A discussion of NurOwn’s Full Data Package” at the Everything ALS Experts Talk Series. The presentation summarized key dates in the FDA regulatory review process for NurOwn’s including the current status of being under active review. Data illustrating the extent of impact of participants with Advanced ALS disease who were included in the trial and resulted in the inability to accurately measure disease progression in the trial, confounding the treatment effect from the Phase 3 trial, in addition to sharing analyses minimizing this impact which demonstrate an important treatment effect across study endpoints.
●	On May 17 and 18, 2023, Dr. Lindborg and Antonio Trejo Diaz, Vice President, Regulatory Affairs, participated as invited expert speakers at the 2023 ALS Drug Development summit which was focused on transforming translational tools to accelerate future ALS approvals. Dr. Lindborg presented an invited talk entitled “Reviewing ALSFRS-R as the Established Endpoint for ALS Clinical trials”.

●	On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023, and will be available for live streaming. In addition, BrainStorm’s BLA for NurOwn has a PDUFA action date targeted to occur by December 8, 2023.
●	On June 21, 2023, Dr. Lindborg and Mr. Lebovits participated in a fireside chat at the Maxim Group Healthcare Virtual Conference.
●	During the week of July 7, 2023, Dr. Lindborg presented new biomarker data from the Phase 3 trial of its late-stage investigational ALS treatment, NurOwn at the 2023 ALS and Related Motor Neuron Diseases Gordon Research Conference. These data show that treatment with NurOwn significantly elevated markers of neuroprotection and lowered markers of neuroinflammation and neurodegeneration, including neurofilament light (“NfL”) over time compared to placebo in all trial participants. The presentation provides further evidence of the importance of NfL as a prognostic biomarker for ALS and predictive biomarker following NurOwn treatment. A causal inference model demonstrated that NurOwn driven NfL reductions were associated with better clinical outcomes.

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

NurOwn® ALS Clinical Program

We announced top-line data from the Phase 3 clinical trial of NurOwn® in ALS on November 17, 2020. We have been granted Fast Track designation by the FDA for this indication, and have been granted Orphan Drug Status, in the U.S. and Europe, which provides us the potential for an extended period of exclusivity. On August 15, 2022, we announced our decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS. The BLA was filed on September 9, 2022. On November 10, 2022, we announced that we had received a RTF letter from the FDA regarding our BLA. The FDA indicated that we could request a Type A meeting to discuss the content of the RTF letter, and the Type A meeting was held on January 11, 2023. On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. Given the goal to proceed to an ADCOM as expeditiously as possible, BrainStorm requested that CBER utilize the FDA’s File Over Protest procedure and has filed an amendment to the BLA which responds to most of the outstanding questions the FDA has posed. The advisory committee meeting has been scheduled for September 27, 2023, and will be available for live streaming. In addition, BrainStorm’s BLA for NurOwn has a PDUFA action date targeted to occur by December 8, 2023.

Phase 1/2 ALS Open Label Trials

We have completed two early stage Phase 1/2 and 2 open-label clinical trials of NurOwn® in patients with ALS at the Hadassah Medical Center in Jerusalem, Israel, as well as a Phase 2 double-blind, placebo-controlled, multicenter clinical trial at three prestigious U.S. Medical centers - the Massachusetts General Hospital in Boston, Massachusetts Memorial Hospital in Worcester, Massachusetts, and the Mayo Clinic in Rochester, Minnesota - all highly experienced in the management, investigation, and treatment of ALS.

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

In January 2016, the results of the two completed Phase 1/2 study and Phase 2 open label trials were published in JAMA Neurology. The results demonstrated a slower rate of disease progression following MSC-NTF cell treatment as measured by the ALSFRS-R, the gold standard for the evaluation of ALS functional status, and Forced Vital Capacity, a measure of pulmonary function, as well as positive trends in the rate of decline of muscle volume and the compound motor axon potential. This was the first published clinical data using autologous mesenchymal stem cells, induced under culture conditions to produce NTFs, with the potential to deliver a combined neuroprotective and immunomodulatory therapeutic effect in ALS and potentially modify the course of this disease.

Phase 2 ALS Randomized Trial

The Phase 2 U.S. study was conducted under an FDA Investigational New Drug (“IND”) application. This randomized, double-blind, placebo-controlled multi-center U.S. Phase 2 clinical trial evaluating NurOwn® in ALS patients was conducted at three clinical sites: (i) the Massachusetts General Hospital in Boston, (ii) Massachusetts Memorial Hospital in Worcester, Massachusetts, and (iii) the Mayo Clinic in Rochester, Minnesota. For this trial, NurOwn® was manufactured at the Connell and O’Reilly Cell Manipulation Core Facility

at the Dana Farber Cancer Institute in Boston and at the Human Cellular Therapy Lab at the Mayo Clinic. In this study, 48 patients were randomized 3:1 to receive NurOwn® or placebo.

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

Key findings from the trial were as follows (which include the update to the data published in Muscle & Nerve 65(3):291-302 on August 12, 2022):

●	NurOwn® was generally well tolerated in this population of rapidly progressing ALS patients.
●	While showing a numerical improvement in the treated group compared to placebo across the primary and key secondary efficacy endpoints, the trial did not reach statistically significant results.
●	The primary efficacy endpoint, a responder analysis evaluating the proportion of participants who experienced at least a 1.25 points per month improvement in the post-treatment ALSFRS-R slope compared to pre-treatment, was powered on assumed treatment response rates of 35% on NurOwn® versus 15% on Placebo. These estimates were based on available historical clinical trial data and the NurOwn® Phase 2 data. The response definition for the primary endpoint was met by 32.6% of NurOwn® participants versus 27.7% for Placebo (p=0.453). Therefore, the trial met the expected ~35% NurOwn® treatment group efficacy response assumption, however the high rate of response in placebo participants exceeded the placebo response expected based on contemporary ALS trials.
●	The secondary efficacy endpoint measuring average change in ALSFRS-R total score from baseline to Week 28, was -5.52 with NurOwn® versus -5.88 on Placebo, a difference of 0.36 (p= 0.693).
●	In an important, pre-specified subgroup early in the disease course based on an ALSFRS-R baseline score of 35 or greater, NurOwn® demonstrated a clinically meaningful treatment response across the primary and key secondary endpoints and remained consistent with our pre-trial, data-derived assumptions. In this subgroup, there were 34.6% responders who met the primary endpoint definition on NurOwn® and 15.6% on Placebo (p=0.305), and the average change from baseline to week 28 in ALSFRS-R total score was -1.56 on NurOwn® and -3.65 on Placebo (p=0.050), an improvement of 2.09 ALSFRS-R points favoring NurOwn®.
●	Additional sensitivity analyses have demonstrated consistent treatment effects with NurOwn after accounting for the impact of the ALSFRS-R floor effect. Two methods include: (1) Total Score Threshold (“TST”), which included participants with ALSFRS-R scores >25; and (2) Item Level Threshold (“ITL”), which included participants with at least 2 of the 6 Fine and Gross Motor scale items with a score >2 at baseline. Applying the TST and ITL sensitivity analysis methods resulted in the exclusion of 23% (n=44) and 16% (n=30) of trial participants from analyses, respectively. Both the TST and ILT sensitivity analysis methods show that, after controlling for the impact of the ALSFRS-R floor effect, participants treated with NurOwn had a higher rate of clinical response (primary endpoint) and less function lost across 28 weeks (secondary endpoint), compared to placebo. Additional post-hoc analyses published for the secondary endpoint (average change from baseline in ALSFRS-R), showed a statistically significant benefit following treatment with NurOwn in all subgroups with ALSFRS-R baseline total score of at least 26 to 35 (p≤0.050).
●	The NurOwn® Phase 3 trial enrolled a broad set of participants, including some with advanced ALS disease (ALSFRS-R≤25) at baseline, making this trial subject to the impact of floor effects of the ALSFRS-R and reduced ALSFRS-R sensitivity. A post-hoc analysis was done using participants with baseline ALSFRS-R>25 for the primary endpoint and the % response for NurOwn® was 34.7% and 20.5% for Placebo, p=0.053. This analysis suggests a treatment effect with NurOwn® in participants with less advanced disease. CSF biomarker analyses confirmed that treatment with NurOwn® resulted in a statistically significant increase of neurotrophic factors (VEGF) and reduction in neurodegenerative (neurofilament) and neuroinflammatory biomarkers (MCP-1) that was not observed in the placebo treatment group.
●	Pre-specified statistical modeling designed to predict clinical response with high sensitivity and specificity based on ALS biomarkers and ALS Function confirmed that NurOwn® treatment outcomes could be predicted by baseline ALS function as well as key CSF neurodegenerative and neuroinflammatory biomarkers. Additional analyses focused on the trajectory of biomarkers for the subgroups of participants with baseline ALSFRS-R scores >25 and ≤25, those most likely to be impacted by the floor effect of the scale, indicate that NurOwn had similar biological effects on ALS participants regardless of the level of disease progression at baseline. Specifically, we observe decreases in neuroinflammatory and neurodegenerative markers and increases in neuroprotective markers in NurOwn treated participants compared to placebo in both subgroups.

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

The perspective shared by the FDA review team reflected what was in the previously issued RTF letter. Conversations on the best pathway to resolve the outstanding questions that remained continued, following the Type A meeting. During these discussions, BrainStorm was presented with multiple options to return the BLA to regulatory review, which included the regulatory procedure to File over Protest. Additionally, within these discussions, FDA committed to review amendments that were filed to address items raised in the RTF letter. These discussions resulted in BrainStorm requesting the FDA to file our BLA over Protest, as this was the regulatory procedure that would allow us to reach an ADCOM in the shortest amount of time. BrainStorm notified the FDA on February 6, 2023 of our decision to request the FDA to file the NurOwn BLA for ALS over Protest. We received confirmation from FDA that the BLA was re-filed on February 7, 2023.

We received the FDA Type A meeting minutes on February 9, 2023. We submitted an amendment to our BLA on March 7, 2023, in which we responded to the majority of the items included in the RTF letter. Written feedback was received on March 22, 2023, from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn BLA for ALS. The BLA for NurOwn to treat ALS is currently under active review by the FDA. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023, and will be available for live streaming. In addition, Brainstorm’s BLA for NurOwn has a PDUFA action date targeted to occur by December 8, 2023.

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

We currently lease two cleanroom manufacturing facilities in Jerusalem, Israel at the Hadassah Medical Center and in Tel Aviv at the Sourasky Medical Center to manufacture NurOwn®. These two facilities substantially increase our capacity and expand our ability to manufacture and ship NurOwn® into the EU and local Israeli markets. On July 27, 2021, we announced the approval of GMP certification for a second production site in Israel from the MOH for three state-of-the-art cleanrooms leased by us at the Tel Aviv Sourasky Medical Center (“Sourasky Hospital”). The GMP approval confirms that these cleanrooms are compliant with Israeli GMPs, which are aligned with European Union (“EU”) GMPs, and more than doubles the Company’s capacity to manufacture and ship NurOwn® into the EU and local Israeli markets. These partnerships will ensure an ongoing cGMP clinical supply of NurOwn® and enable us to provide rapid treatment access to participants if we obtain regulatory approval.

On December 7, 2021, we and Catalent announced completion of technology transfer for NurOwn® manufacturing at the Catalent’s cell therapy facility in Houston, Texas.

Catalent Houston manufactured NurOwn® for the second period of the Expanded Access Program. As of August 1, 2023, eight of the ten participants enrolled in the Expanded Access protocol completed the first period and received three doses of NurOwn®, and six of seven participants who entered Period 2 received three additional doses of NurOwn® that was manufactured at the Catalent facility.

Meetings with the FDA and FDA Senior Management

In July 2019, the Brainstorm management team was invited to participate in a special in-person, high-level meeting with the senior management of the FDA Drug and Biologics Centers and, ‘I AM ALS’, a grassroots ALS advocacy group advocating for an ALS cure. FDA’s Dr. Peter Marks, Director of the CBER and Dr. Janet Woodcock Director of the Center for Drug Evaluation and Research were in attendance with senior FDA staff. Brainstorm’s Phase 3 ALS principal Investigators Dr. Robert Brown (Massachusetts Memorial Hospital, Worcester, Massachusetts) and Dr. Merit Cudkowicz (Massachusetts General Hospital, Boston) joined by teleconference. The meeting’s purpose was to discuss Brainstorm’s ongoing Phase 3 ALS clinical trial as well as efforts to speed treatment access to the ALS patient community. The meeting enabled an open and effective dialogue between the FDA and Brainstorm, setting the stage for future meetings to explore practical options to quickly bring our investigational treatment to those living with ALS.

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

On February 22, 2021, we announced high-level FDA feedback on NurOwn® ALS Clinical Development Program. The FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that FDA is seeking to support a BLA. In addition, the FDA advised that this recommendation does not preclude the Company from proceeding with a BLA submission. Following extensive consultations with principal investigators, ALS experts, expert statisticians, regulatory advisors, and ALS advocacy groups to discuss the best path forward to provide NurOwn® for ALS patients, Brainstorm filed a BLA on September 9, 2022. On November 10, 2022, we announced that we had received a RTF letter from the FDA regarding our BLA, which informed us that the BLA was not sufficiently complete to enable a substantive review and that the FDA. The RTF letter contained a list of topics the FDA provided to BrainStorm as rationale for the BLA file being not sufficiently complete to enable a substantive review. According to the FDA, these reasons included one item related to the trial not meeting the standard for substantial evidence of effectiveness and CMC related items. The FDA indicated that we could request a Type A meeting to discuss the content of the RTF letter, and the Type A meeting was held on January 11, 2023. We notified the FDA on February 6, 2023 of our decision to request the FDA to file the NurOwn BLA for ALS over Protest. Written feedback was received on March 22, 2023 from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn BLA for ALS. We submitted an amendment to our BLA on March 7, 2023, in which we responded to the majority of the items included in the RTF letter. The BLA for NurOwn to treat ALS is currently under active review by the FDA.

On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. Given the goal to proceed to an ADCOM as expeditiously as possible, BrainStorm requested that the CBER utilize the FDA’s File Over Protest procedure and has filed an amendment to the BLA which responds to most of the outstanding questions the FDA has posed. The advisory committee meeting has been scheduled for September 27, 2023, and will be available for live streaming. In addition, Brainstorm’s BLA for NurOwn has a PDUFA action date targeted to occur by December 8, 2023.

ALS Expanded Access Program

On December 14, 2020, we announced the NurOwn® Expanded Access Program (“EAP”) through which NurOwn® would be made available for ALS patients who completed all Phase 3 scheduled treatments and follow-up assessments and meet specific eligibility criteria.

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

Through the EAP, the six clinical centers participating in the Phase 3 NurOwn® trial each had the opportunity to treat ALS participants who completed the trial. The selection of participants who were enrolled in the trial was independently done by the principal investigators at the participating clinical centers. These six centers are: University of California, Irvine; Cedars-Sinai Medical Center; California Pacific Medical Center; Massachusetts General Hospital; University of Massachusetts Medical School; and the Mayo Clinic. EAP treatment of ALS participants who have completed the Phase 3 clinical trial did not interfere with data or regulatory timelines. The Cell Manipulation Core Facility at the Dana Farber Cancer Institute manufactured the investigational therapy, assisted by on-site Brainstorm personnel.

In the course of 2021, 10 eligible patients that had completed the Phase 3 study, were enrolled in the EAP at the six participating medical centers to receive three additional doses of NurOwn® eight weeks apart. Eight patients completed the program receiving all three treatment doses. Two participants withdrew consent after receiving two treatment doses. There were no serious adverse events (SAEs) in the treated participants. On December 27, 2021, we announced plans for a dosing extension of NurOwn® for participants who completed the Expanded Access Protocol. The FDA recommended that Brainstorm submit an EAP protocol amendment to provide additional dosing for these participants. Under the original EAP protocol, participants who had completed the Phase 3 NurOwn® trial and who met specific eligibility criteria had the opportunity to receive three doses of NurOwn®. Under the amended EAP protocol, these eligible participants will receive up to three additional doses. Data collected from the original EAP treatments informed the decision to move forward with additional doses for participants who completed it. As of December 31, 2022, eight participants have completed treatment with NurOwn® manufactured at the Catalent Houston manufacturing site and all follow-up visits. As of August 1, 2023, eight of ten participants enrolled in the Expanded Access protocol completed Period 1 and received three doses of NurOwn®, and six of seven participants who entered Period 2 received three additional doses of NurOwn® that was manufactured at the Catalent facility.

Patient Access Programs (ALS)

The Company, had worked collaboratively with the Tel Aviv Sourasky Medical Center (Ichilov Hospital), to treat ALS patients with NurOwn®, under the Israel Hospital Exemption (“HE”) regulatory pathway for Advanced Therapy Medicinal Products, which was adopted by the MOH from the EMA regulation. Between the first quarter of 2019 and the fourth quarter of 2020, the Company enrolled and treated 12 ALS patients with NurOwn®, under the HE pathway. Thus far, the Company has received $3.4 million in gross proceeds in connection with the treatment of the aforementioned patients.

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

On December 18, 2019, the clinical trial independent Data Safety Monitoring Board (“DSMB”) for the U.S. Phase 2 PMS study completed the first, pre-specified interim analysis, of safety outcomes for the first 9 participants enrolled in the study. After careful review of all available clinical trial data, the DSMB unanimously concluded “the study should continue as planned without any protocol modification”.

In August 2021, the DSMB for the U.S. Phase 2 PMS study issued an end-of-study statement concluding that, based on the data, the procedures and treatment involved in BCT-101-US were relatively safe and tolerable. Given that the study was “open-label” with no active comparator arm(s), it was not possible to evaluate efficacy, except through comparison to non-contemporaneous natural history data sets or to prior clinical trials of similar populations.

Phase 2 PMS Clinical Trial

On March 24, 2021, the Company announced positive top-line data in the Phase 2 study evaluating three repeated administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. The 28-week open-label Phase 2 clinical trial enrolled 20 primary and secondary progressive MS patients based on the 2017 revised McDonald Criteria, ages 18-65, with baseline Expanded Disability Status Scale (“EDSS”) scores between 3-6.5, without evidence of relapse within 6 months of enrollment, able to walk 25 feet in 60 seconds or less and were permitted to be on a stable dose of disease modifying therapy. Of the 20 patients enrolled, 18 were treated and 16 (80%) completed the study. Two patients discontinued related to procedure-related AEs. There were no study deaths or AEs related to multiple sclerosis worsening. The mean age of study patients was 47, 56% were female, and mean baseline EDSS score was 5.4. The clinical trial compared clinical efficacy outcomes with a 48-patient matched clinical cohort from the Comprehensive Longitudinal Investigations in MS at the Brigham & Woman’s Hospital (“CLIMB”). MS Function and Cognition measures in the top-line results included the timed 25-foot walk (“T25FW”); 9-hole peg test (“9-HPT”); Low Contrast Letter Acuity (“LCLA”); Symbol Digit Modality Test (“SDMT”); and the 12 item MS Walking Scale (“MSWS-12”).

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

All results reported are based on observed data. CSF biomarkers were obtained at 3 consecutive time points, just prior to each intrathecal administration of NurOwn®. We observed increases in neuroprotective molecules (VEGF, HGF) and decreases in neuroinflammatory biomarkers (MCP-1, and Osteopontin).

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

On November 14, 2019, we received a $495,330 grant from the National Multiple Sclerosis Society, through its Fast Forward program, to advance Brainstorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with progressive Multiple Sclerosis. As of June 30, 2023, we received $396,264 on account of the grant.

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

Non-Dilutive Funding

In July 2017, we were awarded a grant in the amount of $15,912,390 from the California Institute for Regenerative Medicine (“CIRM”) to aid in funding the Company’s pivotal Phase 3 study of NurOwn®, for the treatment of ALS. We received $12,550,000 of the CIRM grant from 2017 2019: $9,050,000 from 2017 through 2018, and an additional $3,500,000 in 2019. On March 16, 2020, we received $2,200,000 from CIRM for achieving our pre-determined milestones. In July 2020, we received an additional $700,000 for making further progress in our Phase 3 study. On December 1, 2020, we received our final payment of $462,390. We have now received in full the total amount of the $15,912,390 grant funding awarded by CIRM. The grant does not bear a royalty payment commitment nor is the grant otherwise refundable.

On November 14, 2019, we were awarded a $495,330 grant from the National Multiple Sclerosis Society (NMSS), through its Fast Forward program, for serum and CSF biomarkers analysis in Brainstorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with PMS. As of June 30, 2023, we have received $396,264 out of the $495,330 awarded.

On April 3, 2020, we announced that our wholly owned subsidiary, Brainstorm Cell Therapeutics Ltd., has been awarded a new non-dilutive grant of approximately $1.5 million by the Israel Innovation Authority. The grant enables the Company to continue development of advanced cellular manufacturing capabilities, furthers development of MSC-NTF derived exosomes as a novel therapeutic platform, and will ultimately enable Brainstorm to expand the therapeutic pipeline in neurodegenerative disorders. As of June 30, 2023, we have received $1.3 million out of the $1.5 million awarded.

On June 9, 2020, we announced that The ALS Association and I AM ALS have awarded us a combined grant of $500,000 to support an ALS biomarker research study. The grant will be used to draw insights from data and samples collected from patients who participated in Brainstorm’s Phase 3 clinical trial and treated with NurOwn®, and to further the understanding of critical biomarkers associated with treatment response for people with ALS. As of June 30, 2023, we have received $400,000 out of $500,000 awarded.

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

On February 18, 2020, the U.S. Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 10,564,149 titled ‘Populations of Mesenchymal Stem Cells That Secrete Neurotrophic Factors’. The allowed claims cover a pharmaceutical composition for MSC-NTF cells secreting neurotrophic factors (NurOwn®) comprising a culture medium as a carrier and an isolated population of differentiated bone marrow-derived MSCs that secrete neurotrophic factors.

On June 3, 2020, the European Patent Office granted European patent No. 2880151 titled ‘Methods of Generating Mesenchymal Stem Cells which secrete Neurotrophic Factors’. The allowed claims cover the method for manufacturing MSC-NTF cells (NurOwn®).

On September 1, 2020, the Israeli Patent Office issued Israeli Patent No. 246943 titled ‘Method of Qualifying Cells’. The granted claims cover a method of qualifying whether a cell population is a suitable therapeutic for treating ALS and an isolated population of cells that secrete neurotrophic factors which are qualified useful as a therapeutic for treating ALS.

On September 16, 2020, the Company announced that the Japanese Patent Office has granted Brainstorm’s Japanese Patent No. 6,753,887, titled ‘Methods of Generating Mesenchymal Stem Cells Which Secrete Neurotrophic Factors’. The allowed claims cover a method of generating cells which secrete neurotrophic factors from MSCs derived from the bone marrow of a single donor. The said neurotrophic factors include BDNF, GDNF, HGF, and VEGF.

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

On December 22, 2020 the USPTO issued U.S. Patent No. 10,869,899 titled ‘Isolated cells and populations comprising same for the treatment of CNS diseases’. Granted claims cover an isolated cell population secreting GDNF, a pharmaceutical composition comprising the isolated cells, and a device comprising the pharmaceutical composition, including a device that is adapted for administration of the isolated cell population into the spinal cord.

On February 19, 2021, the Hong Kong patent office sealed Patent No. HK1209453 titled ‘Methods of Generating Mesenchymal Stem Cells which secrete Neurotrophic Factors’. Allowed claims cover the method for manufacturing MSC-NTF cells (NurOwn®).

On November 30, 2021, the USPTO issued US Patent No. 11,185,572 titled ‘Mesenchymal stem cells for the treatment of CNS diseases’. The granted claims are for a method of treating a disease selected from the group consisting of Parkinson’s disease, ALS, Alzheimer’s disease, stroke and Huntington’s disease using MSC-NTF cells (NurOwn).

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

On April 6, 2023, the European Patent Office accepted European Patent Application No.: 15710010.8 titled ‘Method of Qualifying cells’. Allowed claims include a method of qualifying whether a cell population is a suitable therapeutic for treating ALS and an isolated population of mesenchymal stem cells for use in treating ALS.

On June 2, 2023, the Australian Patent Office accepted Application No. 2019252987 titled “Cell-Type Specific Exosomes and Use Thereof”. Accepted claims include an isolated Exosomes population derived form MSC-NTF cells as well as a pharmaceutical composition for the treatment of neurodegenerative diseases.

Patents protecting NurOwn® have been issued in the United States, Canada, Japan, Europe, Hong Kong, Brazil and Israel.

Recent Scientific and Industry Presentations

On November 7, 2022, Dr. Lindborg and Merit Cudkowicz, MD, MSC, Chief of Neurology at Massachusetts General Hospital, Julieanne Dorn Professor of Neurology at Harvard Medical School, and Director of the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital presented a scientific poster titled “Further Analysis of NurOwn Phase 3 Data Based on Baseline ALSFRS-R Status Clarifies Treatment Outcomes” at the 2022 NEALS Meeting, held November 1-3, 2022 in Clearwater Beach, Florida. New post hoc analyses were presented that account for ALSFRS-R floor effects and add to the robust body of evidence supporting a clinically meaningful treatment effect with NurOwn in ALS. To better understand the true effect of treatment with NurOwn compared to placebo, two post-hoc sensitivity analysis methods were used to identify and remove participants from analyses that were most likely to be impacted by the floor effect. These methods were:(1) TST, which included participants with ALSFRS-R scores >25; and (2) ITL, which included participants with at least 2 of the 6 Fine and Gross Motor scale items with a score ≥2 at baseline.. Applying the TST and ITL sensitivity analysis methods resulted in the exclusion of 23% (n=44) and 16% (n=30) of trial participants from analyses, respectively. Both the TST and ILT sensitivity analysis methods show that, after controlling for the impact of the ALSFRS-R floor effect, participants treated with NurOwn had a higher rate of clinical response (primary endpoint) and less function lost across 28 weeks (secondary endpoint), compared to placebo. Additional post-hoc analyses published for the secondary endpoint (average change from baseline in ALSFRS-R), showed a statistically significant benefit following treatment with NurOwn in all subgroups with ALSFRS-R baseline total score of at least 26 to 35 (p≤0.050). These analyses were included in a correction made to the Muscle and Nerve publication (December 2021) and were broadly discussed with the ALS community for the first time at the 2022 NEALS meeting.

On January 10, 2023, Mr. Lebovits and Dr. Lindborg jointly presented a corporate and clinical overview at the Biotech Showcase™ 2023 (Hilton San Francisco Union Square).

On January 20, 2023, Dr. Lindborg gave a presentation titled “The Debamestrocel (NurOwn) Treatment Effect in Phase 3 as accessed by ALSFRS-R and CSF Biomarkers” at the 13th Annual California ALS Research Summit in San Francisco, California. The presentation demonstrated that NurOwn had significantly better outcomes in analyses controlling for the floor effect. Outcomes that aligned with historical data and power calculations of the trial.

On March 20, 2023, Dr. Lindborg presented a scientific poster titled “Measuring the rate of impairment in ALS patients using the Revised-ALS Functional Rating Scale: Key Insights into the Floor Effect of the Scale” at the 2023 Muscular Dystrophy Association Clinical and Scientific Conference in Dallas, Texas held March 19-22, 2023. The presentation showed that a floor effect was observed in the PRO-ACT database, and a pattern of a plateau in ALSFRS-R total score was accompanied by scale items of 0 suggesting measurement challenges in those with advanced ALS due to the floor effect of the ALSFRS-R in the NurOwn Phase 3 trial and historical studies which are included in the PRO-ACT database. Analyses conducted in those not impacted by the floor effect at baseline of the NurOwn Phase 3 trial revealed statistically significant, clinically meaningful effects with NurOwn on the primary and key secondary endpoints.

On May 17 and 18, 2023, Dr. Lindborg and Mr. Trejo Diaz participated as invited expert speakers at the 2023 ALS Drug Development summit which was focused on transforming translational tools to accelerate future ALS approvals. Dr. Lindborg presented an invited talk entitled “Reviewing ALSFRS-R as the Established Endpoint for ALS Clinical trials”.

On June 21, 2023 Dr. Lindborg and Mr. Lebovits participated in a fireside chat at the Maxim Group Healthcare Virtual Conference.

During the week of July 7, 2023, Dr. Lindborg presented new biomarker data from the Phase 3 trial of its late-stage investigational ALS treatment, NurOwn at the 2023 ALS and Related Motor Neuron Diseases Gordon Research Conference. These data show that treatment with NurOwn significantly elevated markers of neuroprotection and lowered markers of neuroinflammation and neurodegeneration, including NfL over time compared to placebo in all trial participants. The presentation provides further evidence of the importance of NfL as a prognostic biomarker for ALS and a predictive biomarker following treatment with NurOwn. A causal inference model demonstrated that NurOwn driven NfL reductions were associated with better clinical outcomes.

Research and Development

We are actively engaged in research and development to evaluate the potential for clinical development of NurOwn® and MSC-NTF cells derived Exosomes in various neurodegenerative disorders, neurodegenerative eye disease and acute respiratory distress syndrome (“ARDS”). MSC-NTF cells derived Exosomes are an example of ongoing research in additional specialized derivative cell products. Exosomes are extracellular nano-vesicles (secreted by the cells) that carry various molecular components of their cell of origin, including nucleic acids, proteins and lipids. Exosomes can transfer molecules from one cell to another, thereby mediating cell-to-cell communication, ultimately regulating many cell processes, which are suitable for clinical applications in multiple neurodegenerative diseases. NurOwn® derived exosomes may possess unique features for the enhanced delivery of therapeutics to the brain, due to their ability to cross the blood brain barrier and to penetrate the brain and spinal cord.

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

NurOwn® derived exosomes have the potential to treat ARDS due to their ability to penetrate deep tissues and decrease the inflammatory response. ARDS is a type of respiratory failure associated with widespread inflammation and lung damage mediated by dysregulated cytokine production and is one of the severe features of COVID-19.

MSC exosomes may be delivered intravenously or directly into the lungs via intratracheal administration have several practical advantages over cellular therapy including ease of storage, stability, formulation and low immunogenicity.

In a preclinical study, we evaluated MSCs and NurOwn® derived exosomes in an LPS ARDS-mouse model, relevant to severe acute lung injury. The results from the study showed that intratracheal administration of NurOwn® derived exosomes resulted in a statistically significant improvement in multiple lung parameters. These included the clinically relevant factors: functional lung recovery, reduction in pro-inflammatory cytokines and most importantly, attenuation of lung damage. Moreover, MSC-NTF cell derived exosomes exhibited a superior effect when compared to treatment with exosomes derived from naïve MSCs from the same donor. On January 20, 2021, we announced the peer-reviewed publication of this preclinical study in the journal Stem Cell and Research Therapy. The study, entitled “MSC-NTF (NurOwn®) exosomes: a novel therapeutic modality in the mouse LPS-induced ARDS model,” evaluated the use of NurOwn® (MSC-NTF cell) derived exosomes in a mouse model of ARDS.

A poster titled, “Therapeutic Benefits of MSC-NTF (NurOwn®) Exosomes in Acute Lung Injury Models” was presented on October 19, 2021 at the NYSCF 2021 Virtual Meeting, which was held on October 19-20, 2021. Results in two different acute lung injury models showed that the beneficial effects of intratracheal administration of Exo MSC-NTF (MSC-NTF derived exosomes) were more active than Exo MSC (MSC-derived Exosomes) in multiple parameters, including increase in blood oxygen saturation and reduction in lung pathology, inflammatory infiltration and levels of proinflammatory cytokines in bronchoalveolar lavage fluid, in addition to reduction of lung fibrosis in the Bleomycin model.

On May 4, 2022, we made a presentation titled “MSC-NTF derived small extracellular vesicles display superior macrophage immunomodulation compared with vesicles derived from naïve MSCs” at the International Society of Cell & Gene Therapy (“ISCT”) 2022 Meeting in San Francisco, California, May 4-7. The presentation highlighted results of a preclinical study undertaken to understand the mechanisms underlying the superior preclinical efficacy of Exo MSC-NTF versus Exo-MSC in acute lung injury models.

On May 25, 2021, we made a scientific presentation of NurOwn® Exosome preclinical ARDS data at the ISCT 2021 New Orleans Virtual Meeting demonstrating that intrathecal administration of NurOwn-derived exosomes resulted in statistically significant improvements in multiple lung parameters in a mouse model of ARDS.

On May 26, 2022, we presented a poster titled “Therapeutic effect of MSC-NTF exosomes in experimental bleomycin-induced lung injury” at the ISEV 2022 Annual Meeting, Lyon France. Results from a preclinical study demonstrating superior outcomes of exosomes derived from MSC-NTF cells compared to exosomes derived from MSC cells were presented.

A poster titled “Exploring the therapeutics effects of small EVs derived from MSCs secreting neurotrophic factors (MSC-NTF) in lung injury in vivo models using in vitro immune and lung epithelial models’ was presented at the ‘Extracellular Vesicles Friend and Foes” (EVFF) conference March 19-22, 2023 at the Weizmann Institute of Science, Israel.

On May 21, 2023, Haggai Kaspi, Ph.D. Brainstorm’s Pre-Clinical Research Manager, delivered an oral presentation titled “Small Extracellular Vesicles From MSC-NTF Cells Induce Significant Improvement in Inflammatory Lung Disease Models” at the American Thoracic Society conference in Washington, D.C.

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

Results of Operations

For the period from inception (September 22, 2000) until June 30, 2023, we did not generate any revenues from operations. In addition, we incurred operating costs and expenses of approximately $5,449,000 during the three months ended June 30, 2023, compared to $7,591,000 during the three months ended June 30, 2022. We incurred operating costs and expenses of approximately $10,600,000 during the six months ended June 30, 2023, compared to $13,066,000 during the six months ended June 30, 2022.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the three months ended June 30, 2023 were $2,794,000, a decrease of $2,319,000 compared to $5,113,000 for the three months ended June 30, 2022.

This decrease is due to: (i) a decrease of $2,686,000 in costs related to the Phase 3 and Phase 2 clinical trials from $3,081,000 in the six months ended June 30, 2022 to $395,000 for the six months ended June 30, 2023; (ii) and decrease of $404,000 in connection with payroll expenses, travel, materials, depreciation, and other activities from $1,819,000 in the six months ended June 30, 2022 to $1,415,000 for the six months ended June 30, 2023. This decrease was partially offset by an increase of $771,000 for costs related to stock-based compensation expenses, patents, rent and other.

Our research and development expenditures, net for the six months ended June 30, 2023 were $5,718,000, a decrease of $2,011,000 compared to $7,729,000 for the six months ended June 30, 2022.

This decrease is due to: (i) a decrease of $1,932,000 in costs related to the Phase 3 and Phase 2 clinical trials from $3,605,000 in the six months ended June 30, 2022 to $1,673,000 for the six months ended June 30, 2023; and (ii) a decrease of $709,000 in connection with payroll expenses, travel, materials, depreciation and other activities from $3,637,000 in the six months ended June 30, 2022 to $2,928,000 for the six months ended June 30, 2023. This decrease was partially offset by an increase of $630,000 for costs related to stock-based compensation expenses, patents, rent and other.

General and Administrative

General and administrative expenses for the three months ended June 30, 2023 and 2022 were $2,655,000 and $2,478,000, respectively. The increase in general and administrative expenses of $177,000 is primarily due to a increase in payroll and consultants’ costs.

General and administrative expenses for the six months ended June 30, 2023 and 2022 were $4,882,000 and $5,337,000, respectively. The decrease in general and administrative expenses of $455,000 is primarily due to a decrease for costs related to stock-based compensation expenses, PR activities, travel, rent and other activities. This decrease was partially offset by an increase in consultants and stock management costs.

Financial Expenses

Financial income for the three months ended June 30, 2023 was $120,000 compared to financial expenses of $550,000 for the three months ended June 30, 2022, as a result of interest earned on our cash, cash equivalents and short-term deposits and due to conversion exchange rates.

Financial income for the six months ended June 30, 2023 was $212,000 compared to financial income of $665,000 for the six months ended June 30, 2022 as a result of interest earned on our cash, cash equivalents and short-term deposits and due to conversion exchange rates.

Net Loss

Net loss for the three months ended on June 30, 2023 was $5,329,000, compared to a net loss of $7,041,000 for the three months ended June 30, 2022. Net loss per share for the three months ended June 30, 2023 and 2022 was $0.13 and $0.19, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended June 30, 2023 was 39,696,665, compared to 36,486,180 for the three months ended June 30, 2022.

Net loss for the six months ended on June 30, 2023 was $10,388,000, compared to a net loss of $12,401,000 for the six months ended June 30, 2022. Net loss per share for the six months ended June 30, 2023 and 2022 was $0.27 and $0.34, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the six months ended June 30, 2023 was 38,224,230, compared to 36,461,667 for the six months ended June 30, 2022.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via the ATM programs and through various grants. At June 30, 2023 cash, cash equivalents and short-term bank deposits amounted to $748,000.

Net cash used in operating activities for the six months ended June 30, 2023 was $10,764,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash provided by investing activities for the six months ended June 30, 2023 was $2,009,000 representing net decrease in short-term interest-bearing bank deposits.

Net cash provided by financing activities for the six months ended June 30, 2023 was $8,529,000 from sales of common stock under the August 9, 2021 ATM programs.

On August 9, 2021, the Company entered into the New Distribution Agreement in connection with the August 9, 2021, ATM. Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. During the six months ended June 30, 2023, the Company sold 3,936,494 shares of Common Stock for gross proceeds of approximately $8,793,397 under the August 9, 2021, ATM.

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

On September 25, 2020, the Company entered into an Amended and Restated Distribution Agreement (the “Distribution Agreement”) with SVB Leerink LLC (“Leerink”) and Raymond James & Associates (together with Leerink, the “Agents”) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $45,000,000, which aggregate amount includes amount unsold pursuant to the March 6, 2020, ATM (the “September 25, 2020, ATM”). Sales under the September 25, 2020, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. The Distribution Agreement amends and restates in its entirety the Company’s prior agreement with Raymond James in connection with the March 6, 2020, ATM. The Company previously sold 2,446,641 shares of Common Stock for gross proceeds of approximately $23.11 million of Common Stock under the March 6, 2020, ATM. During the quarter ended September 30, 2021, the Company did not sell any additional shares of its Common Stock pursuant to the September 25, 2020, ATM. Since inception and as of September 30, 2021, the Company has sold 4,721,282 shares of Common Stock for gross proceeds of approximately $29.1 million under the September 25, 2020, ATM.

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

On August 9, 2021, the Company entered into the New Distribution Agreement in connection with the August 9, 2021, ATM. Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the six months ended June 30, 2023, the Company sold 3,936,494 shares of Common Stock for gross proceeds of approximately $8,793,397 under the August 9, 2021, ATM.

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

With the recent warrant exercises in July 2020, the Company has reduced its outstanding warrants shares to non-affiliates by approximately 37% and reduced its overall warrants shares outstanding by approximately 19%. In total, 900,000 of the 4,724,868 Company warrant shares outstanding were exercised between July 15 and July 24, 2020. 2,266,667 of the remaining 3,824,868 outstanding warrants shares are owned by affiliates of the Company. As of June 30, 2023 the Company has no outstanding warrants.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2023, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits.

The following documents are filed as exhibits to this report:

Incorporated by Reference Herein
Exhibit Number	Description	Filed (or Furnished) with this Form 10-Q	Form	Exhibit & File No.	Date Filed

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix B File No. 333-61610	November 20, 2006
3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 15, 2014.		Form 8-K	Exhibit 3.1 File No. 000-54365	September 16, 2014
3.3	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated August 31, 2015.		Form 8-K	Exhibit 3.1 File No. 001-366641	September 4, 2015
3.4	ByLaws of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix C File No. 333-61610	November 20, 2006
3.5	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007.		Form 8-K	Exhibit 3.1 File No. 333-61610	March 27, 2007
4.1	Form of Common Warrant		Form 8-K	Exhibit 4.1 File No. 001-36641	July 19, 2023
10.1	Form of Securities Purchase Agreement, dated as of July 17, 2023, by and between the Company and the purchaser named therein		Form 8-K	Exhibit 10.1 File No. 001-36641	July 19, 2023
10.2	Placement Agency Agreement, dated as of July 17,2023, by and between the Company and the placement agent party thereto		Form 8-K	Exhibit 10.2 File No. 001-36641	July 19, 2023
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
32.2	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
32.3	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*Filed herewith

‡Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: August 14, 2023	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stacy Lindborg
Name: Stacy Lindborg
Title: Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alla Patlis
Name: Alla Patlis
Title: Controller, Interim Chief Financial Officer (Principal Financial Officer)