Form 10-Q
period 2023-09-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2023-11-14
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023.

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

As of November 10, 2023, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 48,981,588.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “Brainstorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal quarter, statements regarding the market potential for treatment of neurodegenerative disorders such as amyotrophic lateral sclerosis (“ALS”), the sufficiency of our existing capital resources for continuing operations in 2023 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broad acceptance as a treatment option for ALS, progressive multiple sclerosis (“PMS”), Alzheimer’s disease (“AD”) or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, disruptions in our business due to continuing concerns resulting from the COVID-19 outbreak, adverse developments affecting the financial services industry, political instability, unrest and wars, such as the conflicts involving Ukraine and Russia and Israel and its surrounding regions, including our clinical development activities, and other factors described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2022. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2022 in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2023

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2023

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	September 30,	December 31,
	2023	2022
	Unaudited	Audited

	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$1,222	$772
Short-term deposit (Note 4)	196	2,211
Other accounts receivable	66	91
Prepaid expenses and other current assets	55	32
Total current assets	1,539	3,106

Long-Term Assets:
Prepaid expenses and other long-term assets	21	23
Operating lease right of use asset (Note 6)	3,370	4,389
Property and Equipment, Net	752	933
Total Long-Term Assets	4,143	5,345

Total assets	$5,682	$8,451

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payables	$3,926	$6,224
Accrued expenses	63	84
Operating lease liability (Note 5)	1,306	1,427
Other accounts payables	1,026	1,065
Total current liabilities	6,321	8,800

Long-Term Liabilities:
Operating lease liability (Note 5)	1,585	2,666
Warrants liability (Note 6)	358	—
Total long-term liabilities	$1,943	$2,666

Total liabilities	$8,264	$11,466

Stockholders’ Equity:
Stock capital: (Note 7)	12	12

Common Stock of $0.00005 par value - Authorized: 100,000,000 shares September 30, 2023 and December 31, 2022 respectively; Issued and outstanding: 45,314,961 and 36,694,078 shares at September 30, 2023 and December 31, 2022 respectively.

Additional paid-in-capital	206,957	194,910
Treasury stocks	(116)	(116)
Accumulated deficit	(209,435)	(197,821)
Total stockholders’ equity (deficit)	(2,582)	(3,015)

Total liabilities and stockholders’ equity (deficit)	$5,682	$8,451

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2023	2022	2023	2022

	Unaudited		Unaudited
Operating expenses:

Research and development, net	$9,048	$11,505	$3,330	$3,776
General and administrative	7,587	8,402	2,705	3,065

Operating loss	(16,635)	(19,907)	(6,035)	(6,841)

Financial income (expenses), net	91	648	(121)	(17)

Gain on change in fair value of Warrants liability (Note 6)	4,930	—	4,930	—

Net loss	$(11,614)	$(19,259)	$(1,226)	$(6,858)

Basic and diluted net loss per share from continuing operations	$(0.29)	$(0.53)	$(0.03)	$(0.19)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	40,255,502	36,472,372	44,251,809	36,493,432

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number	Amount	capital	stocks	deficit	equity
Balance as of January 1, 2023	36,694,078	12	194,910	(116)	(197,821)	(3,015)
Stock-based compensation related to stock and options granted to directors and employees	(18,827)	*	4	—	—	4
Issuance of shares in at-the-market (ATM) offering (Note 7)	1,800,000	*	3,230	—	—	3,230
Net loss	—	—	—	—	(5,059)	(5,059)
Balance as of March 31, 2023	38,475,251	12	198,144	(116)	(202,880)	(4,840)
Stock-based compensation related to stock and options granted to directors and employees	315,000	*	988	—	—	988
Issuance of shares in at-the-market (ATM) offering (Note 7)	2,136,494	*	5,299	—	—	5,299
Net loss	—	—	—	—	(5,329)	(5,329)
Balance as of June 30, 2023	40,926,745	12	204,431	(116)	(208,209)	(3,882)
Stock-based compensation related to stock and options granted to directors and employees	334,161	*	548	—	—	548
Issuance of shares for private placement (Note 7)	4,054,055	*	1,978	—	—	1,978
Net loss	—	—	—	—	(1,226)	(1,226)
Balance as of September 30, 2023	45,314,961	12	206,957	(116)	(209,435)	(2,582)

*    Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2023	2022	2023	2022
Cash flows used in operating activities:

Net loss	$(11,614)	$(19,259)	$(1,226)	$(6,858)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	199	215	65	70
Stock-based compensation related to options granted to employees and directors	1,540	1,305	548	395
Change in operating lease liability	(183)	(646)	(58)	(34)
Decrease in other accounts receivable and prepaid expenses	4	1,081	345	457
Increase (decrease) in trade payables	(298)	2,695	(1,264)	1,103
Gain on change in fair value of warrants (Note 6) (*)	(4,761)	—	(4,761)	—
Increase (decrease) in other accounts payable and accrued expenses	(60)	(63)	(58)	17
Total net cash used in operating activities	$(17,173)	$(14,672)	$(6,409)	$(4,850)

(*) Presented after neutralizing costs of issuance.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2023	2022	2023	2022
Cash flows from investing activities:

Purchase of property and equipment	(18)	(29)	(18)	(1)
Changes in short-term deposit	2,015	(11)	6	(10)
Total net cash provided by (used in) investing activities	$1,997	$(40)	$(12)	$(11)
Cash flows from financing activities:
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 7)	8,529	—	—	—
Proceeds from Issuance of shares for private placement (Note 7) (*)	7,097	—	7,097	—
Total net cash provided by financing activities	$15,626	$—	$7,097	$—

Increase (decrease) in cash and cash equivalents	450	(14,712)	676	(4,861)

Cash and cash equivalents at the beginning of the period	$772	$18,856	$546	$9,005

Cash and cash equivalents at end of the period	$1,222	$4,144	$1,222	$4,144

(*) Presented after neutralizing costs of issuance.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and was previously incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all of the research and development activities of the Company. BCT formed wholly-owned subsidiaries Brainstorm Cell Therapeutics UK Ltd., in the United Kingdom on February 19, 2013 (currently inactive), Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019.

The  Company’s common stock, $0.00005 par value per share (the “Common Stock”) is publicly traded on the Nasdaq Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. (“Ramot”), (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as ALS (also known as Lou Gherig Disease), PMS and Parkinson’s disease. The Company developed a proprietary process, called NurOwn®, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.
C.	Since its inception, the Company has devoted substantially all its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of September 30, 2023, the Company had an accumulated deficit of approximately $209 million. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain.

The Company’s primary sources of cash have been proceeds from the issuance and sale of its Common Stock and warrants, the exercise of warrants, sales of Common Stock via its at-the-market (“ATM”) program and other funding transactions. While the Company has been successful in raising financing recently and in the past, there can be no assurance that it will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company has not yet commercialized any of its product candidates. Even if the Company commercializes one or more of its product candidates, it may not become profitable in the near-term. The Company’s ability to achieve profitability depends on several factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership.

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

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

NOTE 4 - SHORT TERM DEPOSITS

Short term deposits on September 30, 2023 and December 31, 2022 include bank deposits bearing annual interest rate of 0.15% to 1.66%.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 5 - LEASES

As of September 30, 2023, the Company’s right-of-use assets and lease liabilities for operating leases totaled $3,370 and $2,891, respectively.

Supplemental cash flow information related to operating leases was as follows (unaudited):

Nine Months Ended
September 30,
2023
Cash payments for operating leases	$1,908

As of September 30, 2023, the Company’s operating leases had a weighted average remaining lease term of 2.37 years and a weighted average discount rate of 6.75%. Future lease payments under operating leases as of September 30, 2023 were as follows:

Operating
Leases
2023	335
2024	1,340
2025	1,243
2026	179
Total future lease payments	3,097
Less imputed interest	(206)
Total lease liability balance	2,891

NOTE 6 - WARRANTS LIABILITY

In July 2023, the Company issued 4,054,055 shares of common stock and 4,054,055 private placement warrants (“July 2023 warrants”) to purchase shares of common stock. The gross proceeds from this transaction were approximately $7.5 million.

The Common Warrants contain provisions regarding settlement in the event of a fundamental transaction that calculate the fair value of the warrants using a prespecified volatility assumption that was not consistent with the input used to value the warrants at issuance which causes the warrants to be classified as liabilities. The Common Warrants will be measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized as financial income or expense as change in fair value of warrant liabilities in the period of change in the condensed consolidated statements of comprehensive loss.

A total issuance costs of $ 403 were allocated proportionally to the warrants liability, $169, and to the equity, $234, according to its fair value on the grant date. The fair value of the warrants at issuance was $5,288, and its issuance costs related were classified to finance expenses

July 2023 warrants are classified as Level 3 financial instruments in the fair value hierarchy (refer to Note 8, Fair Value Measurement). As of September 30, 2023, the July 2023 warrants were outstanding with fair values of $358. The fair value of the warrant liability for the period since issuance till September 30, 2023 decreased by $4,930. The change has been recognized as gain on change in fair value of derivatives in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 – STOCK CAPITAL

The rights of Common Stock are as follows:

Holders of the Common Stock have the right to receive notice to participate and vote in general meetings of the Company, the right to a share in the excess of assets upon liquidation of the Company and the right to receive dividends, if declared.

The Common Stock is publicly traded on The Nasdaq Capital Market under the symbol “BCLI”.

Private placements and public offerings:

At-the-market (ATM) Offering:

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents (as defined in the New Distribution Agreement) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock (the “Shares”), having an aggregate offering price of up to $100,000,000 (the “August 9, 2021 ATM”). Sales under the August 9, 2021 ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on The Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the nine months ended September 30, 2023, the Company sold 3,936,494 Shares for gross proceeds of approximately $8,793,397 under the August 9, 2021 ATM.

Securities Purchase Agreement:

On July 17, 2023, the Company entered into a Securities Purchase Agreement with the purchaser named therein, pursuant to which the Company agreed to sell, in a public offering (the “Offering”), an aggregate of 4,054,055 shares of Common Stock, together with accompanying warrants (the “Common Warrants”) to purchase 4,054,055 shares of Common Stock, at a purchase price of $1.85 per share and accompanying warrants for gross proceeds to the Company of approximately $7.5 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Offering closed on July 19, 2023. The Common Warrants are immediately exercisable, expire five years following the date of issuance and have an exercise price of $2.00 per share. Please refer to Note 6.

Capital Raised Since Inception:

Since its inception through September 30, 2023, the Company has raised approximately $161 million gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 – STOCK CAPITAL (Cont.):

Stock Plans (Cont.):

The 2014 Plans have a shared pool of 5,600,000 shares of Common Stock available for issuance. As of September 30, 2023, 2,206,729 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

Share-based compensation to employees and to directors:

Under the 2014 Plans, the Company may award stock options to certain employees, officers, directors, and/or service providers. The stock options vest in accordance with such conditions and restrictions determined by the GNC Committee.

Stock options:

These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified period. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. The Company granted 418,600 stock options during the nine months ended September 30, 2023.

Stock options fair value assumptions for the stock options granted during the nine months ended September 30, 2023 are as follows:

For the Nine
months ended
September 30,
2023
Option life (years)	10
Risk free interest rate	3.40%-4.49%
Dividend yield	0
Expected volatility	91%-118%
Expected life (years)	5.04 -5.50

A summary of the Company’s option activity related to options to employees and directors, and related information as of September 30, 2023, is as follows:

	For the Nine months ended
	September 30, 2023
		Weighted
		average	Aggregate
	Amount of	exercise	intrinsic
	options *	price	value
		$	$
Outstanding at December 31, 2022	1,510,117	3.9632	—
Granted	418,600	1.73	—
Forfeited	(92,000)	6.6674	—
Outstanding at September 30, 2023	1,836,717	3.3188	—
Exercisable at September 30, 2023	1,190,991	3.2727	—

*    Represents Employee Stock Options only (not including RSUs).

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 – STOCK CAPITAL (Cont.):

Stock options (Cont.):

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on September 30, 2023, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

As of September 30, 2023, there was $831 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 1.65 years. Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the nine months ended September 30, 2023 and 2022 amounted to $229 and $740, respectively.

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

			Weighted Average
			Remaining
	Number of Shares	Weighted Average	Contractual
	of Restricted	Grant Date Fair	Term
	Stock	Value	(Years)
Nonvested as of December 31, 2022	217,027	5.01	1.40
Granted	684,161	2.27	—
Vested	542,464	2.91	—
Forfeited	53,827	4.09	—
Nonvested as of September 30, 2023	304,897	2.86	1.57

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the nine months ended September 30, 2023 and September 30, 2022 amounted to $1,310 and $565, respectively.

As of September 30, 2023, there was $553 of total unrecognized compensation cost related to non-vested restricted stock under the Plan. The cost is expected to be recognized over a weighted average period of 1.66 years.

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Nine months ended
	September 30,
	2023	2022
Research and development	$1,108	$286
General and administrative	432	1,019
Total stock-based compensation expense	$1,540	$1,305

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 8 – FAIR VALUE MEASUREMENT

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and warrants.

Accounting standards establish a hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Accounting standards require financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and the exercise of this judgment may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, contract assets, contract liabilities and accounts payable are considered to be representative of their fair value due to the short maturity of these instruments.

Warrants Liabilities

The July 2023 warrants are classified as Level 3 financial instruments. The Company estimated the fair value of the July 2023 warrants using the Black-Scholes model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, risk-free interest rate, volatility, and time to expiration. The volatility involves unobservable inputs classified as Level 3 of the fair value hierarchy. The assumptions used to determine the fair value of the July 2023 are as follows:

	July 19, 2023	September 30, 2023
Time to expiration	5 years	4.8 years
Common stock price	$1.81	$0.20
Risk-free interest rate	3.98	4.62
Volatility	94%	105%

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 9 – SUBSEQUENT EVENTS

A.

On October 7, 2023, subsequent to the reporting period, the State of Israel, where the Company operates and employs some of its employees, was attacked by and subsequently declared war on Hamas (the “War”). The War is on-going as of the issuance date of these financial statements. As of the date of the filing, the War has no direct effect on the Company’s activities.

B.

On October 24, 2023 the Company announced a strategic realignment to enable accelerated development of NurOwn ® for the treatment of ALS. This realignment is designed to 1) support the company plans to conduct a double-blind, placebo-controlled Phase 3b U.S. clinical trial for NurOwn in ALS with an open-label extension and 2) continue to publish data from NurOwn’s Phase 3 clinical trial on: biomarkers, long-term safety and survival, and the Expanded Access Program, providing transparency around NurOwn data and progressing ALS drug development. In preparation for the trial design and subsequent meeting with FDA, BrainStorm is consulting with the NurOwn Principal Investigators, who are most familiar with NurOwn, an additional panel of independent ALS experts, and a patient advisory group.

To fund the Phase 3b study and ALS priorities, BrainStorm is actively exploring various options to raise capital including non-dilutive grants and capitalizing on its exosome technology. At the same time, the company will reduce and refocus resources by streamlining clean room operations and undertaking a targeted reduction in headcount of approximately 30 percent. Positions most critical to the implementation of the Phase 3b trial and regulatory submission and review will be retained. The strategic realignment will include approximately 50% reduction in key operating expenses, including payroll, clean room facilities, lab materials and rent. As part of this strategic realignment, Dr. Kirk Taylor, EVP and Chief Medical Officer, stepped down from his post, which largely focused on leading global medical affairs and broader launch activities. Certain other positions that are outside the current prioritized scope will be eliminated.

C.

On November 1, 2023, a purported shareholder of the Company filed a putative securities class action complaint against the Company and certain of its officers, captioned Sporn v. Brainstorm Cell Therapeutics Inc., et al., Case No. 1:23-cv-09630 (the “Complaint”), in the United States District Court for the Southern District of New York (the “Securities Action”). The Securities Action alleges violations of Sections 10(b) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder against all defendants and control person violations of Section 20(a) against the individual defendants, relating to NurOwn for the treatment of ALS, the Company’s submissions to and communications with the FDA in support of the approval of NurOwn for the treatment of ALS, and the prospects of future approval of NurOwn by the FDA. The Securities Action seeks, among other things, damages in connection with an allegedly inflated stock price between August 15, 2022 and September 27, 2023, as well as attorneys’ fees and costs. The Company intends to vigorously defend against the lawsuit.

D.

On November 1, 2023, the Company received a letter from the listing qualifications department staff of The Nasdaq Stock Market(“Nasdaq”)  indicating that the Company is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”).

The Company intends to actively monitor the closing bid price of the Company’s common stock and will take all reasonable measures available to the Company to regain compliance with the Bid Price Requirement. However, there can be no assurance that the Company will be able to regain or maintain compliance with the applicable continued listing standards set forth in the Nasdaq Listing Rules.

In Addition, on November 6, 2023, the Company received a letter from the listing qualifications department staff of Nasdaq notifying the Company that from September 25, 2023 to November 3, 2023, the Company’s Market Value was below the minimum of $35 million required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”).

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 9 – SUBSEQUENT EVENTS (Cont.):

The MVLS Deficiency Notice has no immediate effect on the listing of the Common Stock, and the Common Stock continues to trade on the Nasdaq Capital Market under the symbol “BCLI.”

The Company intends to actively monitor the Company’s MVLS between now and the May 6, 2024 and will take all reasonable measures available to the Company to regain compliance with the MVLS Requirement. While the Company is exercising diligent efforts to maintain the listing of the Common Stock on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with the applicable continued listing standards set forth in the Nasdaq Listing Rules.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

Brainstorm Cell Therapeutics Inc. (“Brainstorm” or the “Company”) is a leading biotechnology company committed to the development and commercialization of best-in-class autologous cellular therapies for the treatment of neurodegenerative diseases, including Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s disease); Progressive Multiple Sclerosis (“PMS”); Alzheimer’s disease (“AD”); and other neurodegenerative diseases. NurOwn®, our proprietary cell therapy platform, leverages cell culture methods to induce autologous bone marrow-derived mesenchymal stem cells (“MSCs”) to secrete high levels of neurotrophic factors (“NTFs”), modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function.

NurOwn® has completed a Phase 3 ALS and Phase 2 PMS clinical trials. On November 17, 2020, we announced top-line data from our Phase 3 ALS trial. On March 24, 2021, we announced positive top-line data from our Phase 2 PMS trial evaluating three repeated intrathecal administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. On August 15, 2022, we announced our decision to submit a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for NurOwn® for the treatment of ALS. On September 9, 2022, we filed a BLA to the FDA for NurOwn® for the treatment of ALS. On November 10, 2022, we announced that we had received a refusal to file (“RTF”) letter from the FDA regarding our BLA. The FDA indicated that we may request a Type A meeting to discuss the content of the RTF letter. On December 12, 2022, we announced the submission of a Type A meeting request with FDA to discuss the contents of the RTF letter previously issued by the FDA regarding the BLA for NurOwn® for the treatment of ALS. On December 27, 2022, we announced that the FDA granted a Type A meeting to discuss the contents of the RTF letter previously issued regarding our BLA for NurOwn® for the treatment of ALS. The Type A Meeting was held on January 11, 2023. The perspective shared by the FDA review team reflected what was in the previously issued RTF letter. Conversations with the FDA on the best pathway to resolve the outstanding questions that remained, continued following the Type A meeting. During these discussions, BrainStorm was presented with multiple options to return the BLA to regulatory review, which included the regulatory procedure to File over Protest. Additionally, within these discussions, FDA committed to review amendments that were filed to address items raised in the RTF letter. These discussions resulted in BrainStorm requesting the FDA to file our BLA over Protest, as this was the regulatory procedure that would allow us to reach an Advisory Committee (“ADCOM”) in the shortest amount of time. BrainStorm notified the FDA on February 6, 2023 of our decision to request the FDA to file the NurOwn® BLA for ALS over Protest. We received confirmation from FDA that the BLA was re-filed on February 7, 2023. We received the FDA Type A meeting minutes on February 9, 2023. We submitted an amendment to our BLA on March 6, 2023, in which we responded to the majority of the items included in the RTF letter. Written feedback was received on March 22, 2023, from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn® BLA for ALS. On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023. On September 22, 2023, we submitted an amendment to our BLA to revise the indication to NurOwn® for the treatment of mild to moderate ALS. On September 27, 2023 we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On October 18, 2023, we announced that FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. BrainStorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023 Brainstorm announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with FDA and is viewed by FDA as a withdrawal without prejudice.

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

Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors and consultants to accomplish our goal of developing and launching a novel cell therapy for neurodegenerative diseases. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and our success by motivating such individuals to perform to the best of their abilities and achieve our objectives. We currently employ 42 employees in the United States and in Israel. Most of the senior management team are based in the United States, and all of our late phase clinical trial sites for ALS and PMS are in the United States. Our R&D center is located in Petach Tikva, Israel. In addition, we currently lease one GMP manufacturing facility in Tel Aviv at the Sourasky Medical Center to manufacture NurOwn®. This facility increases our capacity and expand our ability to manufacture and ship NurOwn® into the EU, the U.S. and to local Israeli markets.

Recent Highlights

●	On November 10, 2022, we announced that we had received an RTF letter from the FDA regarding our BLA for NurOwn® for the treatment of ALS. The FDA informed the Company that its BLA is not sufficiently complete to enable a substantive review and that the FDA would therefore not file the BLA.
●	On December 12, 2022, we announced the submission of a Type A meeting request with FDA to discuss the contents of the RTF letter previously issued by the FDA regarding the company’s BLA for NurOwn® for the treatment of ALS.
●	On December 27, 2022, we announced that the FDA granted a Type A meeting to discuss the contents of the RTF letter previously issued regarding the company’s BLA for NurOwn® for the treatment of ALS. The Type A Meeting was held on January 11, 2023.
●	On January 4, 2023, we announced the promotion of Dr. Stacy Lindborg to the role of Co-Chief Executive Officer of the Company, launching a targeted capability build which will be led by Dr. Lindborg, to hire and bring expertise inside Brainstorm.
●	On January 4, 2023, we announced the presentation of a corporate and clinical overview at the Biotech Showcase™ 2023 (Hilton San Francisco Union Square) on Monday, January 9, 2023, which was co-presented by Chaim Lebovits, President and Co-Chief Executive Officer of the Company, and Dr. Lindborg.
●	On January 10, 2023, we announced we had partnered with NEALS, The ALS Association, and I AM ALS to provide public access to biospecimens from NurOwn’s® Phase 3 ALS Study. Serum and cerebrospinal fluid samples from the Phase 3 study of NurOwn® in ALS will be donated to the NEALS biorepository for use by the research community. The specimens are being submitted to the biorepository in connection with a $500,000 grant previously awarded to Brainstorm by The ALS Association and I AM ALS, to support biomarker research.
●	On January 20, 2023, Dr. Lindborg gave a presentation titled “The Debamestrocel (NurOwn®) Treatment Effect in Phase 3 as accessed by ALSFRS-R and CSF Biomarkers” at the 13th Annual California ALS Research Summit in San Francisco, California. The presentation demonstrated that NurOwn® had significantly better outcomes in analyses controlling for the floor effect. Outcomes that aligned with historical data and power calculations of the trial.
●	On March 20, 2023, Dr. Lindborg presented a scientific poster titled “Measuring the rate of impairment in ALS patients using the Revised-ALS Functional Rating Scale: Key Insights into the Floor Effect of the Scale” at the 2023 Muscular Dystrophy Association Clinical and Scientific Conference in Dallas, Texas held March 19-22, 2023. The presentation showed that a floor effect was observed in the PRO-ACT database, and a pattern of a plateau in ALSFRS-R total score was accompanied by scale items of 0 suggesting measurement challenges in those with advanced ALS due to the floor effect of the ALSFRS-R in the NurOwn® Phase 3 trial and historical studies which are included in the PRO-ACT database. Analyses conducted in those not impacted by the floor effect at baseline of the NurOwn® Phase 3 trial revealed statistically significant, clinically meaningful effects with NurOwn® on the primary and key secondary endpoints.
●	On May 3, 2023, Dr. Lindborg, presented “A discussion of NurOwn’s® Full Data Package” at the Everything ALS Experts Talk Series. The presentation summarized key dates in the FDA regulatory review process for NurOwn’s® including the current status of being under active review. Data illustrating the extent of impact of participants with Advanced ALS disease who were included in the trial and resulted in the inability to accurately measure disease progression in the trial, confounding the treatment effect from the Phase 3 trial, in addition to sharing analyses minimizing this impact which demonstrate an important treatment effect across study endpoints.
●	On May 17 and 18, 2023, Dr. Lindborg and Antonio Trejo Diaz, Vice President, Regulatory Affairs of the Company, participated as invited expert speakers at the 2023 ALS Drug Development summit which was focused on transforming translational tools to accelerate future ALS approvals. Dr. Lindborg presented an invited talk entitled “Reviewing ALSFRS-R as the Established Endpoint for ALS Clinical trials.”

●	On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023, and will be available for live streaming. In addition, we announced that BrainStorm’s BLA for NurOwn® was assigneda PDUFA action date targeted to occur by December 8, 2023.
●	On June 21, 2023, Dr. Lindborg and Mr. Lebovits participated in a fireside chat at the Maxim Group Healthcare Virtual Conference.
●	During the week of July 7, 2023, Dr. Lindborg presented new biomarker data from the Phase 3 trial of its late-stage investigational ALS treatment, NurOwn® at the 2023 ALS and Related Motor Neuron Diseases Gordon Research Conference. These data show that treatment with NurOwn® significantly elevated markers of neuroprotection and lowered markers of neuroinflammation and neurodegeneration, including neurofilament light (“NfL”) over time compared to placebo in all trial participants. The presentation provides further evidence of the importance of NfL as a prognostic biomarker for ALS and predictive biomarker following NurOwn® treatment. A causal inference model demonstrated that NurOwn® driven NfL reductions were associated with better clinical outcomes.
●	On September 22, 2023, we submitted an amendment to our BLA to revise the indication to NurOwn® for the treatment of mild to moderate ALS.
●	On September 27, 2023 we announced that the Advisory Committee of the Board of Directors of the Company (the “Advisory Committee”) voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS.
●	On October 18, 2023, we announced that FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. BrainStorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023 Brainstorm also announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with FDA and is viewed by FDA as a withdrawal without prejudice.

NurOwn® Proprietary Technology

NurOwn® technology is based on an innovative manufacturing protocol, which induces the differentiation of purified and expanded bone marrow-derived MSC and consistently generates cells that release high levels of multiple neurotrophic factors (“MSC-NTF” cells) to modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function. These factors are known to be critical for the growth, survival and differentiation of neurons, including: glial-derived neurotrophic factor (“GDNF”); brain-derived neurotrophic factor (“BDNF”); vascular endothelial growth factor (“VEGF”); hepatocyte growth factor (“HGF”), and Galectin-1 among others. VEGF is one of the most potent neuronal and motor neuron survival factors and has demonstrated important neuroprotective effects in ALS and several other neurodegenerative diseases.

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

NurOwn® ALS Clinical Program

We announced top-line data from the Phase 3 clinical trial of NurOwn® in ALS on November 17, 2020. We have been granted Fast Track designation by the FDA for this indication, and have been granted Orphan Drug Status, in the U.S. and Europe, which provides us the potential for an extended period of exclusivity. On August 15, 2022, we announced our decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS. The BLA was filed on September 9, 2022. On November 10, 2022, we announced that we had received a RTF letter from the FDA regarding our BLA. The FDA indicated that we could request a Type A meeting to discuss the content of the RTF letter, and the Type A meeting was held on January 11, 2023. On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. Given the goal to proceed to an ADCOM as expeditiously as possible, BrainStorm requested that CBER utilize the FDA’s File Over Protest procedure and has filed an amendment to the BLA which responds to most of the outstanding questions the FDA has posed. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023. On September 22, 2023, we submitted an amendment to our BLA to revise the indication to NurOwn® for the treatment of mild to moderate ALS. On September 27, 2023 we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On October 18, 2023, we announced that FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. BrainStorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023 Brainstorm also announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with FDA and is viewed by FDA as a withdrawal without prejudice.

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

Results of this Phase 2 Study were published in the peer reviewed Journal ‘Neurology’. The publication titled “NurOwn®, Phase 2, Randomized, Clinical Trial in Patients with ALS: Safety, Clinical, and Biomarker Results” was published in December 2019.

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

In summary, a higher proportion of NurOwn® treated participants, particularly those with more rapid disease progression, using a pre-defined definition, experienced stabilization or improvement in ALS function, as measured by the change in post-treatment vs. pre-treatment ALSFRS-R rate of decline or slope.

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

Key findings from the trial were as follows (which include the update to the data published in Muscle & Nerve 65(3):291-302 on August 12, 2022):

●	NurOwn® was generally well tolerated in this population of rapidly progressing ALS patients.
●	While showing a numerical improvement in the treated group compared to placebo across the primary and key secondary efficacy endpoints, the trial did not reach statistically significant results.
●	The primary efficacy endpoint, a responder analysis evaluating the proportion of participants who experienced at least a 1.25 points per month improvement in the post-treatment ALSFRS-R slope compared to pre-treatment, was powered on assumed treatment response rates of 35% on NurOwn® versus 15% on Placebo. These estimates were based on available historical clinical trial data and the NurOwn® Phase 2 data. The response definition for the primary endpoint was met by 32.6% of NurOwn® participants versus 27.7% for Placebo (p=0.453). Therefore, the trial met the expected ~35% NurOwn® treatment group efficacy response assumption, however the high rate of response in placebo participants exceeded the placebo response expected based on contemporary ALS trials.
●	The secondary efficacy endpoint measuring average change in ALSFRS-R total score from baseline to Week 28, was -5.52 with NurOwn® versus -5.88 on Placebo, a difference of 0.36 (p= 0.693).
●	In an important, pre-specified subgroup early in the disease course based on an ALSFRS-R baseline score of 35 or greater, NurOwn® demonstrated a clinically meaningful treatment response across the primary and key secondary endpoints and remained consistent with our pre-trial, data-derived assumptions. In this subgroup, there were 34.6% responders who met the primary endpoint definition on NurOwn® and 15.6% on Placebo (p=0.305), and the average change from baseline to week 28 in ALSFRS-R total score was -1.56 on NurOwn® and -3.65 on Placebo (p=0.050), an improvement of 2.09 ALSFRS-R points favoring NurOwn®.
●	Additional sensitivity analyses have demonstrated consistent treatment effects with NurOwn® after accounting for the impact of the ALSFRS-R floor effect. Two methods include: (1) Total Score Threshold (“TST”), which included participants with ALSFRS-R scores >25; and (2) Item Level Threshold (“ITL”), which included participants with at least 2 of the 6 Fine and Gross Motor scale items with a score >2 at baseline. Applying the TST and ITL sensitivity analysis methods resulted in the exclusion of 23% (n=44) and 16% (n=30) of trial participants from analyses, respectively. Both the TST and ILT sensitivity analysis methods show that, after controlling for the impact of the ALSFRS-R floor effect, participants treated with NurOwn® had a higher rate of clinical response (primary endpoint) and less function lost across 28 weeks (secondary endpoint), compared to placebo. Additional post-hoc analyses published for the secondary endpoint (average change from baseline in ALSFRS-R), showed a statistically significant benefit following treatment with NurOwn® in all subgroups with ALSFRS-R baseline total score of at least 26 to 35 (p≤0.050).
●	The NurOwn® Phase 3 trial enrolled a broad set of participants, including some with advanced ALS disease (ALSFRS-R≤25) at baseline, making this trial subject to the impact of floor effects of the ALSFRS-R and reduced ALSFRS-R

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
●	Pre-specified statistical modeling designed to predict clinical response with high sensitivity and specificity based on ALS biomarkers and ALS Function confirmed that NurOwn® treatment outcomes could be predicted by baseline ALS function as well as key CSF neurodegenerative and neuroinflammatory biomarkers. Additional analyses focused on the trajectory of biomarkers for the subgroups of participants with baseline ALSFRS-R scores >25 and ≤25, those most likely to be impacted by the floor effect of the scale, indicate that NurOwn® had similar biological effects on ALS participants regardless of the level of disease progression at baseline. Specifically, we observe decreases in neuroinflammatory and neurodegenerative markers and increases in neuroprotective markers in NurOwn® treated participants compared to placebo in both subgroups.

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

The perspective shared by the FDA review team reflected what was in the previously issued RTF letter. Conversations on the best pathway to resolve the outstanding questions that remained continued, following the Type A meeting. During these discussions, BrainStorm was presented with multiple options to return the BLA to regulatory review, which included the regulatory procedure to File over Protest. Additionally, within these discussions, FDA committed to review amendments that were filed to address items raised in the RTF letter. These discussions resulted in BrainStorm requesting the FDA to file our BLA over Protest, as this was the regulatory procedure that would allow us to reach an ADCOM in the shortest amount of time. BrainStorm notified the FDA on February 6, 2023 of our decision to request the FDA to file the NurOwn® BLA for ALS over Protest. We received confirmation from FDA that the BLA was re-filed on February 7, 2023.

We received the FDA Type A meeting minutes on February 9, 2023. We submitted an amendment to our BLA on March 7, 2023, in which we responded to the majority of the items included in the RTF letter. Written feedback was received on March 22, 2023, from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn® BLA for ALS. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023, and will be available for live streaming.

On September 22, 2023, we submitted an amendment to our BLA to revise the indication to NurOwn® for the treatment of mild to moderate ALS. On September 27, 2023 we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS.

On October 18, 2023 we announced that the FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. BrainStorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023 Brainstorm also announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with FDA and is viewed by FDA as a withdrawal without prejudice.

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

We currently lease a cleanroom manufacturing facility in Tel Aviv at the Sourasky Medical Center to manufacture NurOwn®. This facility increase our capacity and expand our ability to manufacture and ship NurOwn® into the EU and local Israeli markets. On July 27, 2021, we announced the approval of GMP certification for a second production site in Israel from the MOH for three state-of-the-art cleanrooms leased by us at the Tel Aviv Sourasky Medical Center (“Sourasky Hospital”). The GMP approval confirms that the cleanrooms that are leased by Brainstorm are compliant with Israeli GMPs, which are aligned with European Union (“EU”) GMPs, and increases the Company’s capacity to manufacture and ship NurOwn® into the EU and local Israeli markets. These partnerships will ensure an ongoing cGMP clinical supply of NurOwn® and enable us to produce clinical trial material for the Phase 3b trial if funding is acquired to conduct it.

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

On February 9, 2021, we announced feedback on a Type-C Meeting with FDA on future NurOwn® manufacturing plans and to review specific aspects of our planned manufacturing modifications to support the development of a semi-automated commercial manufacturing process for NurOwn® (MSC-NTF cell). The meeting included a detailed review of the requirements for comparability testing to support future modifications along with geographic considerations in the sourcing of starting materials and future manufacturing production. We plan to incorporate feedback from the FDA meeting and our experience from Phase 3 manufacturing to finalize a robust comparability plan that could enable semiautomatic manufacturing to be introduced at the appropriate time in the future. We also plan to finalize the remaining steps necessary to proceed with running NurOwn® validation batches. The FDA also provided comments on several key aspects of the current manufacturing process.

On February 22, 2021, we announced high-level FDA feedback on NurOwn® ALS Clinical Development Program. The FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that FDA is seeking to support a BLA. In addition, the FDA advised that this recommendation does not preclude the Company from proceeding with a BLA submission. Following extensive consultations with principal investigators, ALS experts, expert statisticians, regulatory advisors, and ALS advocacy groups to discuss the best path forward to provide NurOwn® for ALS patients, Brainstorm filed a BLA on September 9, 2022. On November 10, 2022, we announced that we had received a RTF letter from the FDA regarding our BLA, which informed us that the BLA was not sufficiently complete to enable a substantive review and that the FDA. The RTF letter contained a list of topics the FDA provided to BrainStorm as rationale for the BLA file being not sufficiently complete to enable a substantive review. According to the FDA, these reasons included one item related to the trial not meeting the standard for substantial evidence of effectiveness and CMC related items. The FDA indicated that we could request a Type A meeting to discuss the content of the RTF letter, and the Type A meeting was held on January 11, 2023. We notified the FDA on February 6, 2023 of our decision to request the FDA to file the NurOwn® BLA for ALS over Protest. Written feedback was received on March 22, 2023 from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn® BLA for ALS. We submitted an amendment to our BLA on March 7, 2023, in which we responded to the majority of the items included in the RTF letter.

On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. Given the goal to proceed to an ADCOM as expeditiously as possible, BrainStorm requested that the CBER utilize the FDA’s File Over Protest procedure and has filed an amendment to the BLA which responds to most of the outstanding questions the FDA has posed. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023. On September 22, 2023, we submitted an amendment to our BLA to revise the indication to NurOwn® for the treatment of mild to moderate ALS. On September 27, 2023 we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On October 18, 2023, we announced that FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. BrainStorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. Brainstorm is withdrawing the BLA for NurOwn®. On October 18, 2023 Brainstorm announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with FDA and is viewed by FDA as a withdrawal without prejudice.

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

In the course of 2021, 10 eligible patients that had completed the Phase 3 study, were enrolled in the EAP at the six participating medical centers to receive three additional doses of NurOwn® eight weeks apart. Eight patients completed the program receiving all three treatment doses. Two participants withdrew consent after receiving two treatment doses. There were no serious adverse events (SAEs) in the treated participants. On December 27, 2021, we announced plans for a dosing extension of NurOwn® for participants who completed the Expanded Access Protocol. The FDA recommended that Brainstorm submit an EAP protocol amendment to provide additional dosing for these participants. Under the original EAP protocol, participants who had completed the Phase 3 NurOwn® trial and who met specific eligibility criteria had the opportunity to receive three doses of NurOwn®. Under the amended EAP protocol, these eligible participants will receive up to three additional doses. Data collected from the original EAP treatments informed the decision to move forward with additional doses for participants who completed it. As of December 31, 2022, eight participants have completed treatment with NurOwn® manufactured at the Catalent Houston manufacturing site and all follow-up visits. As of August 1, 2023, eight of ten participants enrolled in the Expanded Access protocol completed Period 1 and received three doses of NurOwn®, and six of seven participants who entered Period 2 received three additional doses of NurOwn® that was manufactured at the Catalent facility. As of September 30, 2023, all study visits have been completed and the EAP has concluded with six participants receiving a total of 6 doses.

Patient Access Programs (ALS)

The Company, had worked collaboratively with the Tel Aviv Sourasky Medical Center (Ichilov Hospital), to treat ALS patients with NurOwn®, under the Israel Hospital Exemption (“HE”) regulatory pathway for Advanced Therapy Medicinal Products, which was adopted by the MOH from the EMA regulation. Between the first quarter of 2019 and the fourth quarter of 2020, the Company enrolled and treated 12 ALS patients with NurOwn®, under the HE pathway. Thus far, the Company has received $3.4 million in gross proceeds in connection with the treatment of the aforementioned patients, which is less than the operating expenses for the HE program.

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

On November 14, 2019, we were awarded a $495,330 grant from the National Multiple Sclerosis Society (NMSS), through its Fast Forward program, for serum and CSF biomarkers analysis in Brainstorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with PMS. As of September 30, 2023, we have received $396,264 out of the $495,330 awarded.

On April 3, 2020, we announced that our wholly owned subsidiary, Brainstorm Cell Therapeutics Ltd., has been awarded a new non-dilutive grant of approximately $1.5 million by the Israel Innovation Authority. The grant enables the Company to continue development of advanced cellular manufacturing capabilities, furthers development of MSC-NTF derived exosomes as a novel therapeutic platform, and will ultimately enable Brainstorm to expand the therapeutic pipeline in neurodegenerative disorders. As of September 30, 2023, we have received $1.3 million out of the $1.5 million awarded.

On June 9, 2020, we announced that The ALS Association and I AM ALS have awarded us a combined grant of $500,000 to support an ALS biomarker research study. The grant will be used to draw insights from data and samples collected from patients who participated in Brainstorm’s Phase 3 clinical trial and treated with NurOwn®, and to further the understanding of critical biomarkers associated with treatment response for people with ALS. As of September 30, 2023, we have received $400,000 out of $500,000 awarded.

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

On November 30, 2021, the USPTO issued US Patent No. 11,185,572 titled ‘Mesenchymal stem cells for the treatment of CNS diseases’. The granted claims are for a method of treating a disease selected from the group consisting of Parkinson’s disease, ALS, Alzheimer’s disease, stroke and Huntington’s disease using MSC-NTF cells (NurOwn®).

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

On August 22, 2023 The Israel Patent Office accepted Application No. 277447 titled “Cell-Type Specific Exosomes and Use Thereof”. Accepted claims include an isolated Exosomes population derived form MSC-NTF cells as well as a pharmaceutical composition for the treatment of neurodegenerative diseases.

Patents protecting NurOwn® have been issued in the United States, Canada, Japan, Europe, Hong Kong, Brazil and Israel.

Recent Scientific and Industry Presentations

On November 7, 2022, Dr. Lindborg and Merit Cudkowicz, MD, MSC, Chief of Neurology at Massachusetts General Hospital, Julieanne Dorn Professor of Neurology at Harvard Medical School, and Director of the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital presented a scientific poster titled “Further Analysis of NurOwn® Phase 3 Data Based on Baseline ALSFRS-R Status Clarifies Treatment Outcomes” at the 2022 NEALS Meeting, held November 1-3, 2022 in Clearwater Beach, Florida. New post hoc analyses were presented that account for ALSFRS-R floor effects and add to the robust body of evidence supporting a clinically meaningful treatment effect with NurOwn® in ALS. To better understand the true effect of treatment with NurOwn® compared to placebo, two post-hoc sensitivity analysis methods were used to identify and remove participants from analyses that were most likely to be impacted by the floor effect. These methods were:(1) TST, which included participants with ALSFRS-R scores >25; and (2) ITL, which included participants with at least 2 of the 6 Fine and Gross Motor scale items with a score ≥2 at baseline. Applying the TST and ITL sensitivity analysis methods resulted in the exclusion of 23% (n=44) and 16% (n=30) of trial participants from analyses, respectively. Both the TST and ILT sensitivity analysis methods show that, after controlling for the impact of the ALSFRS-R floor effect, participants treated with NurOwn® had a higher rate of clinical response (primary endpoint) and less function lost across 28 weeks (secondary endpoint), compared to placebo. Additional post-hoc analyses published for the secondary endpoint (average change from baseline in ALSFRS-R), showed a statistically significant benefit following treatment with NurOwn® in all subgroups with ALSFRS-R baseline total score of at least 26 to 35 (p≤0.050). These analyses were included in a correction made to the Muscle and Nerve publication (December 2021) and were broadly discussed with the ALS community for the first time at the 2022 NEALS meeting.

On January 10, 2023, Mr. Lebovits and Dr. Lindborg jointly presented a corporate and clinical overview at the Biotech Showcase™ 2023 (Hilton San Francisco Union Square).

On January 20, 2023, Dr. Lindborg gave a presentation titled “The Debamestrocel (NurOwn®) Treatment Effect in Phase 3 as accessed by ALSFRS-R and CSF Biomarkers” at the 13th Annual California ALS Research Summit in San Francisco, California. The presentation demonstrated that NurOwn® had significantly better outcomes in analyses controlling for the floor effect. Outcomes that aligned with historical data and power calculations of the trial.

On March 20, 2023, Dr. Lindborg presented a scientific poster titled “Measuring the rate of impairment in ALS patients using the Revised-ALS Functional Rating Scale: Key Insights into the Floor Effect of the Scale” at the 2023 Muscular Dystrophy Association Clinical and Scientific Conference in Dallas, Texas held March 19-22, 2023. The presentation showed that a floor effect was observed in the PRO-ACT database, and a pattern of a plateau in ALSFRS-R total score was accompanied by scale items of 0 suggesting measurement challenges in those with advanced ALS due to the floor effect of the ALSFRS-R in the NurOwn® Phase 3 trial and historical studies which are included in the PRO-ACT database. Analyses conducted in those not impacted by the floor effect at baseline of the NurOwn® Phase 3 trial revealed statistically significant, clinically meaningful effects with NurOwn® on the primary and key secondary endpoints.

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

On June 21, 2023 Dr. Lindborg and Mr. Lebovits participated in a fireside chat at the Maxim Group Healthcare Virtual Conference.

During the week of July 7, 2023, Dr. Lindborg presented new biomarker data from the Phase 3 trial of its late-stage investigational ALS treatment, NurOwn® at the 2023 ALS and Related Motor Neuron Diseases Gordon Research Conference. These data show that treatment with NurOwn® significantly elevated markers of neuroprotection and lowered markers of neuroinflammation and neurodegeneration, including NfL over time compared to placebo in all trial participants. The presentation provides further evidence of the importance of NfL as a prognostic biomarker for ALS and a predictive biomarker following treatment with NurOwn®. A causal inference model demonstrated that NurOwn® driven NfL reductions were associated with better clinical outcomes.

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

On May 25, 2021, we made a scientific presentation of NurOwn® Exosome preclinical ARDS data at the ISCT 2021 New Orleans Virtual Meeting demonstrating that intrathecal administration of NurOwn®-derived exosomes resulted in statistically significant improvements in multiple lung parameters in a mouse model of ARDS.

On May 26, 2022, we presented a poster titled “Therapeutic effect of MSC-NTF exosomes in experimental bleomycin-induced lung injury” at the ISEV 2022 Annual Meeting, Lyon France. Results from a preclinical study demonstrating superior outcomes of exosomes derived from MSC-NTF cells compared to exosomes derived from MSC cells were presented.

A poster titled “Exploring the therapeutics effects of small EVs derived from MSCs secreting neurotrophic factors (MSC-NTF) in lung injury in vivo models using in vitro immune and lung epithelial models” was presented at the “Extracellular Vesicles Friend and Foes” (EVFF) conference March 19-22, 2023 at the Weizmann Institute of Science, Israel.

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

Results of Operations

For the period from inception (September 22, 2000) until September 30, 2023, we did not generate any revenues from operations. In addition, we incurred operating costs and expenses of $16,635,000 during the nine months ended September 30, 2023, compared to $19,907,000 during the nine months ended September 30, 2022. We incurred operating costs and expenses of $6,035,000 during the nine months ended September 30, 2023, compared to $6,841,000 during the nine months ended September 30, 2022.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the three months ended September 30, 2023 were $3,330,000, a decrease of $446,000 compared to $3,776,000 for the three months ended September 30, 2022.

This decrease is due to: (i) a decrease of $490,000 in costs related to the Phase 3 clinical trials from $1,575,000 in the three months ended September 30, 2022 to $1,085,000 for the three months ended September 30, 2023; (ii) and decrease of $617,000 in connection with payroll expenses and depreciation from $1,275,000 in the three months ended September 30, 2022 to $658,000 for the three months ended September 30, 2023. This decrease was partially offset by an increase of $661,000 for costs related to stock-based compensation expenses, patents, rent and other activities.

Our research and development expenditures, net for the nine months ended September 30, 2023 were $9,048,000, a decrease of $2,457,000 compared to $11,505,000 for the nine months ended September 30, 2022.

This decrease is due to: (i) a decrease of $2,422,000 in costs related to the Phase 3 clinical trials from $5,180,000 in the nine months ended September 30, 2022 to $2,758,000 for the nine months ended September 30, 2023; and (ii) a decrease of $1,221,000 in connection with payroll expenses, materials, depreciation and other activities from $5,795,000 in the nine months ended September 30, 2022 to $4,574,000 for the nine months ended September 30, 2023. This decrease was partially offset by an increase of $1,186,000 for costs related to stock-based compensation expenses, patents, rent and other.

General and Administrative

General and administrative expenses for the three months ended September 30, 2023 and 2022 were $2,705,000 and $3,065,000, respectively. The decrease in general and administrative expenses of $360,000 is primarily due to a decrease in payroll, stock-based compensation expenses, rent and other costs. This decrease was partially offset by an increase in consultants and stock management costs.

General and administrative expenses for the nine months ended September 30, 2023 and 2022 were $7,587,000 and $8,402,000, respectively. The decrease in general and administrative expenses of $815,000 is primarily due to a decrease of costs related to payroll, stock-based compensation expenses, PR activities, travel, rent and other activities. This decrease was partially offset by an increase in consultants and stock management costs.

Financial Expenses

Financial expenses for the three months ended September 30, 2023 were $121,000 compared to financial expenses of $17,000 for the three months ended September 30, 2022, as a result of interest earned on our cash, cash equivalents and short-term deposits and due to conversion exchange rates that was offset by financial expenses of $169 related to issuance costs of warrants that were classified as a liability.

Financial income for the nine months ended September 30, 2023 was $91,000 compared to financial income of $648,000 for the nine months ended September 30, 2022 as a result of interest earned on our cash, cash equivalents and short-term deposits and due to conversion exchange rates that was offset by financial expenses of $169 related to issuance costs of warrants that were classified as a liability.

Net Loss

Net loss for the three months ended on September 30, 2023 was $1,226,000, compared to a net loss of $6,858,000 for the three months ended September 30, 2022. Net loss per share for the three months ended September 30, 2023 and 2022 was $0.03 and $0.19, respectively.

The weighted average number of shares of the Company’s common stock, $0.00005 par value per share (the “Common Stock”) used in computing basic and diluted net loss per share for the three months ended September 30, 2023 was 44,251,809, compared to 36,493,432 for the three months ended September 30, 2022.

Net loss for the nine months ended on September 30, 2023 was $11,614,000, compared to a net loss of $19,259,000 for the nine months ended September 30, 2022. Net loss per share for the nine months ended September 30, 2023 and 2022 was $0.29 and $0.53, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the nine months ended September 30, 2023 was 40,255,502, compared to 36,472,372 for the nine months ended September 30, 2022.

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

Management expects that the Company will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. The Company has recently completed regulatory review of the BLA for NurOwn for the treatment of ALS with the withdrawal of the BLA on November 3, 2023. A Phase 3b trial will be discussed with FDA and finalized. If the Company is not able to raise additional capital for these purposes, the Company may not be able to continue to function as a going concern. The Company’s consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via the ATM programs and through various grants. At September 30, 2023 cash, cash equivalents and short-term bank deposits amounted to $1,418,000.

Net cash used in operating activities for the nine months ended September 30, 2023 was $17,173,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash provided by investing activities for the nine months ended September 30, 2023 was $1,997,000 mainly representing net decrease in short-term interest-bearing bank deposits.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $15,626,000 out of which $8,529,000 come from sales of common stock under the August 9, 2021 ATM programs and $7,097,000 from sales of securities in a public offiering pursuant to the Securities Purchase Agreement entered into in July 2023.

On August 9, 2021, the Company entered into the New Distribution Agreement in connection with the August 9, 2021, ATM. Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the

Agents. During the nine months ended September 30, 2023, the Company sold 3,936,494 shares of Common Stock for gross proceeds of approximately $8,793,397 under the August 9, 2021, ATM.

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

On March 6, 2020, the Company entered into a new distribution agreement with Raymond James (the “Agent”), pursuant to which the Company was able to sell from time to time, through the Agent, shares of Common Stock, having an aggregate offering price of up to $50,000,000 (the “March 6, 2020 ATM”). Sales under the March 6, 2020 ATM were made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and Raymond James. Under the March 6 2020, ATM, the Company sold an aggregate of 2,446,641 shares of Common Stock at an average price of $9.45 per share, raising gross proceeds of approximately $23.11 million.

On September 25, 2020, the Company entered into an Amended and Restated Distribution Agreement (the “Distribution Agreement”) with SVB Leerink LLC (“Leerink”) and Raymond James & Associates (together with Leerink, the “Agents”) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $45,000,000, which aggregate amount includes amount unsold pursuant to the March 6, 2020, ATM (the “September 25, 2020 ATM”). Sales under the September 25, 2020 ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. The Distribution Agreement amends and restates in its entirety the Company’s prior agreement with Raymond James in connection with the March 6, 2020 ATM. The Company previously sold 2,446,641 shares of Common Stock for gross proceeds of approximately $23.11 million of Common Stock under the March 6, 2020 ATM. During the quarter ended September 30, 2021, the Company did not sell any additional shares of its Common Stock pursuant to the September 25, 2020 ATM. Since inception and as of September 30, 2021, the Company has sold 4,721,282 shares of Common Stock for gross proceeds of approximately $29.1 million under the September 25, 2020 ATM.

The Company has no obligation under the September 25, 2020 ATM to sell any shares and may at any time suspend sales or terminate the September 25, 2020 ATM in accordance with its terms. Subject to the terms and conditions of the Distribution Agreement, the Agents will use their commercially reasonable efforts to sell on the Company’s behalf, from time to time consistent with its normal sales and trading practices, such Shares based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company has provided the Agents with customary indemnification rights, and the Agents will be entitled to a fixed commission of 3.0% of the aggregate gross proceeds from the Shares sold. The Distribution Agreement contains customary representations and warranties, and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. Shares sold under the ATMs are issued pursuant to the Company’s existing Shelf Registration Statement, and the Prospectus Supplements to the Registration Statement filed June 11, 2019, March 6, 2020, and September 25, 2020, respectively.

On August 9, 2021, the Company entered into the New Distribution Agreement in connection with the August 9, 2021 ATM. Sales under the August 9, 2021 ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on The Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020 ATM. During the nine months ended September 30, 2023, the Company sold 3,936,494 shares of Common Stock for gross proceeds of approximately $8,793,397 under the August 9, 2021 ATM.

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

With the warrant exercises in July 2020, the Company has reduced its outstanding warrants shares to non-affiliates by approximately 37% and reduced its overall warrants shares outstanding by approximately 19%. In total, 900,000 of the 4,724,868 Company warrant shares outstanding were exercised between July 15, 2020 and July 24, 2020. 2,266,667 of the remaining 3,824,868 outstanding warrants shares are owned by affiliates of the Company. As of September 30, 2023 the Company has no outstanding warrants.

We believe our existing cash will be insufficient to fund our anticipated operating cash requirements for at least twelve months following the date of this filing. We expect that we will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our product candidates along with cost to commercialize these product candidates.

Given the need to conduct a Phase 3b trial, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may incur debt, license certain intellectual property, and seek to sell additional equity or convertible securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of equity or convertible securities, these securities could have rights or preferences senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 1, 2023, a purported shareholder of the Company filed a putative securities class action complaint against the Company and certain of its officers, captioned Sporn v. Brainstorm Cell Therapeutics Inc., et al., Case No. 1:23-cv-09630 (the “Complaint”), in the United States District Court for the Southern District of New York (the “Securities Action”). The Securities Action alleges violations of Sections 10(b) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder against all defendants and control person violations of Section 20(a) against the individual defendants, relating to NurOwn for the treatment of ALS, the Company’s submissions to and communications with the FDA in support of the approval of NurOwn for the treatment of ALS, and the prospects of future approval of NurOwn by the FDA. The Securities Action seeks, among other things, damages in connection with an allegedly inflated stock price between August 15, 2022 and September 27, 2023, as well as attorneys’ fees and costs. The Company intends to vigorously defend against the lawsuit.

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

Significant parts of our operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military conditions in Israel.

We have substantial operations in Israel, including our research and development facilities and our manufacturing facilities at Tel Aviv Sourasky Medical Center (Ichilov Hospital), that may be influenced by regional instability, political instability and extreme military tension. Accordingly, political, economic and military conditions in Israel and the surrounding region could directly affect our business. Any armed conflicts, political instability, terrorism, cyberattacks or any other hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could affect adversely our operations.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the clash between Israel and Hezbollah in Lebanon, may escalate in the future into a greater regional conflict.

Prior to the Hamas attack in October 2023, the Israeli government pursued extensive changes to Israel’s judicial system. Recently, the Israeli Parliament has enacted an amendment to one of the Basic Laws, narrowing significantly the authority of Israeli courts to apply the “reasonableness” standard of review to acts and omissions of the government and its ministries. These developments have sparked an extensive on-going political debate. In response to the foregoing developments, many individuals, organizations and institutions, both within and outside of Israel, have been voicing concerns that such changes may negatively impact the business environment in Israel, reflected, among other things, in reluctance of foreign investors to invest or transact business in Israel and resulting, among other things, in currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in securities markets, and other changes in macroeconomic conditions. It is currently unknown to what extent the planned changes in the judicial system will be further promoted nor can it currently be predicted how the recent enactment will affect the Israeli economy and how investors will assess the impact of these changes on it. To the extent that any of the negative developments stated above occur or become more severe, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

Ongoing and revived hostilities or other Israeli political or economic factors, could prevent or delay shipments of our products, harm our operations and product development and cause any future sales to decrease. In the event that hostilities disrupt the ongoing operation of our facilities or the airports and seaports on which we depend to import and export our supplies and products, our operations may be materially adverse affected.

If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price and liquidity of our common stock may be negatively impacted.

On November 1, 2023, we received a letter from the listing qualifications department staff (the “Staff”) of Nasdaq Stock Market (“Nasdaq”) indicating that we are not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have an initial compliance period of 180 calendar days from the date of the letter, or until April 29, 2024, to regain compliance with respect to the Bid Price Requirement. To regain compliance with the Bid Price Requirement, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the initial compliance period. In accordance with Nasdaq Listing Rule 5810(c)(3)(A)(ii), we may be eligible for an additional 180-day compliance period to demonstrate compliance with the Bid Price Requirement, subject to certain conditions.

On November 6, 2023, we received a letter from the Staff notifying us that from September 25, 2023 to November 3, 2023, our Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million for continued listing on The Nasdaq Capital Market pursuant to Nasdaq listing Rule 5550(b)(2) (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a compliance period of 180 calendar days from receipt of this letter, or until May 6, 2024, to regain compliance with respect to the MVLS Requirement. To regain compliance with the MVLS Requirement, our MVLS must close at $35 million or more for a minimum of ten consecutive business days during the compliance period.

These letters had no immediate effect on the listing of the Common Stock on the Nasdaq Capital Market, and the Common Stock will continue to trade on The Nasdaq Capital Market under the symbol “BCLI.” However, if we do not regain compliance with the relevant listing requirement during the applicable compliance period, Nasdaq will notify us in writing of its determination to delist the Common Stock, at which point we would have an opportunity to appeal the delisting determination. However, there can be no assurance that, if we receive a delisting notice from the Staff and appeals the delisting determination, such appeal would be successful.

We intend to actively monitor the closing bid price of the Common Stock and MVLS and will take all reasonable measures available to us to regain compliance with the Bid Price Requirement and the MVLS Requirement. There can be no assurance that we will be able to regain compliance with these listing requirements or otherwise maintain compliance with any other listing requirements. Delisting from the Nasdaq market could make trading the Common Stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of the Common Stock, the sale or purchase of the Common Stock would likely be made more difficult and the trading volume and liquidity of the Common Stock could decline. Delisting from Nasdaq could also result in negative publicity, could also make it more difficult for us to raise additional capital through alternative financing sources on terms acceptable to us, or at all, and may result in potential loss of confidence by investors, employees, and could result in fewer business development opportunities. We cannot assure you that the Common Stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2023, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

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

BRAINSTORM CELL THERAPEUTICS INC.

Date: November 14, 2023	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stacy Lindborg
Name: Stacy Lindborg
Title: Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alla Patlis
Name: Alla Patlis
Title: Controller, Interim Chief Financial Officer (Principal Financial Officer)