Form 10-K
period 2023-12-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2024-04-01
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

⌧    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), was $78,886,897.

As of March 27, 2024, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 68,341,857.

BRAINSTORM CELL THERAPEUTICS INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2023

PART I

SPECIAL NOTE

Unless otherwise specified in this Annual Report on Form 10-K, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains numerous statements, descriptions, forecasts and projections, regarding BrainStorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “BrainStorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal year, statements regarding the market potential for treatment of neurodegenerative disorders such as ALS, the sufficiency of our existing capital resources for continuing operations in 2023 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broad acceptance as a treatment option for ALS, PMS, AD or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, disruptions in our business due to continuing concerns resulting from the COVID-19 or any other pandemic or endemic or other events, including our clinical development activities, and other factors described under “Risk Factors” in this annual report on Form 10-K for the fiscal year ended December 31, 2023. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this annual report on Form 10-K for the fiscal year ended December 31, 2023, in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

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

NurOwn® has completed its Phase 3 ALS and Phase 2 PMS clinical trials. On November 17, 2020, we announced top-line data from our Phase 3 ALS trial. On March 24, 2021, we announced positive top-line data from our Phase 2 trial evaluating three repeated intrathecal administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. On June 24, 2020, we announced a new clinical program focused on the development of NurOwn® as a treatment for AD. On August 15, 2022, we announced our decision to submit a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for NurOwn® for the treatment of ALS. On September 9, 2022, we filed a BLA to the FDA for NurOwn® for the treatment of ALS. On November 10, 2022, we announced that we had received a refusal to file (“RTF”) letter from the FDA regarding our BLA. The FDA indicated that we may request a Type A meeting to discuss the content of the RTF letter. On December 12, 2022, we announced the submission of a Type A meeting request with the FDA to discuss the contents of the RTF letter previously issued by the FDA regarding the BLA for NurOwn® for the treatment of ALS. On December 27, 2022, we announced that the FDA granted a Type A meeting to discuss the contents of the RTF letter previously issued regarding our BLA for NurOwn® for the treatment of ALS. The Type A Meeting was held on January 11, 2023. The perspective shared by the FDA review team reflected what was in the previously issued RTF letter. Conversations with the FDA on the best pathway to resolve the outstanding questions that remained continued, following the Type A meeting. During these discussions, BrainStorm was presented with multiple options to return the BLA to regulatory review, which included the regulatory procedure to File over Protest. Additionally, within these discussions, the FDA committed to review amendments that were filed to address items raised in the RTF letter. These discussions resulted in BrainStorm requesting the FDA to file our BLA over Protest, as this was the regulatory procedure that would allow us to reach an ADCOM in the shortest amount of time. BrainStorm notified the FDA on February 6, 2023 of our decision to request the FDA to file the NurOwn® BLA for ALS over Protest. We received confirmation from the FDA that the BLA was re-filed on February 7, 2023. We received the FDA Type A meeting minutes on February 9, 2023. We submitted an amendment to our BLA on March 7, 2023, in which we responded to the majority of the items included in the RTF letter. Written feedback was received on March 22, 2023, from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn® BLA for ALS. On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023. On September 22, 2023, we submitted an amendment to our BLA to revise the indication to NurOwn® for the treatment of mild to moderate ALS. On September 27, 2023, we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On October 18, 2023, we announced that FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. BrainStorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023 Brainstorm announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with FDA and is viewed by FDA as a withdrawal without prejudice. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023. On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for a Special Protocol Assessment (SPA) with FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®. The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS.

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

Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors and consultants to accomplish our goal of developing and launching a novel cell therapy for neurodegenerative diseases. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and our success by motivating such individuals to perform to the best of their abilities and achieve our objectives. We currently employ 29 employees in the United States and in Israel. Most of the senior management team are based in the United States, and all of our clinical trial sites for ALS and PMS from our late phase trials are in the United States. Our R&D center is located in Petach Tikva, Israel. In addition, we currently lease the GMP manufacturing center in Tel Aviv at the Sourasky Medical Center (“Sourasky Hospital”) to manufacture NurOwn®. This center increases our capacity and expand our ability to manufacture and ship NurOwn® into the EU and local Israeli markets.

Recent Highlights

●	On May 17 and 18, 2023, Brainstorm joined an international audience of patient advocacy groups, physicians, research organizations, industry representatives, key thought leaders and decision makers dedicated to ALS research, at The 2023 ALS Drug Development Summit in Boston, Massachusetts. Dr. Stacy Lindborg, Ph.D., Co-Chief Executive Officer BrainStorm presented an invited talk entitled “Reviewing ALSFRS-R as the Established Endpoint for ALS Clinical trials”. Mr. Trejo Diez participated in a panel entitled “A Year in Review: Showcasing the Breakthrough Developments in ALS Drug Development”.
●	On July 7, 2023, we announced the presentation of new biomarker data from the Phase 3 trial of its late-stage investigational ALS treatment, NurOwn® at the 2023 ALS and Related Motor Neuron Diseases Gordon Research Conference in Les Diablerets, Switzerland. The data presented by Dr. Stacy Lindborg, Ph.D., Co-Chief Executive Officer BrainStorm showed that treatment with NurOwn® significantly elevated markers of neuroprotection and lowered markers of neuroinflammation and neurodegeneration, including neurofilament light (“NfL”) over time compared to placebo in all trial participants.
●	On July 12, 2023, we announced the hiring of Dr. Bob Dagher as EVP and Chief Development Officer, responsible for the portfolio strategy and advancement of clinical development plans towards regulatory approval, including the expansion of NurOwn® into new diseases and the translation of pre-clinical research into first-in-human trials. His appointment was central to the targeted capability build led by Dr. Lindborg to hire and bring expertise inside Brainstorm.
●	On November 17, 2023, we announced a podium presentation and panel discussion at the 6th Annual ALS Research Symposium hosted by ALS ONE. The presentation features new analyses from the NurOwn® placebo-controlled Phase 3 ALS trial that highlight the biological effect of NurOwn® through CSF biomarker data. The presentation, titled, “NurOwn® for ALS: Biomarker exploration of NurOwn® multimodal mechanism of action on neuroinflammation, neuroprotection and neurodegeneration” was presented by Bob Dagher, MD, Executive Vice President and Chief Development Officer at BrainStorm.
●	On December 7, 2023, we announced the completion of a productive face-to-face meeting with the FDA to discuss NurOwn®, its investigational treatment for ALS. The primary objective of the meeting was to discuss key considerations for a SPA for a planned Phase 3b registrational trial for NurOwn®.
●	On February 23, 2024, we announced the submission of a SPA request to the FDA for a planned Phase 3b clinical trial of NurOwn® for treatment of ALS.

●	On February 28, 2024, Dr. Stacy Lindborg, Co-Chief Executive Officer at Brainstorm Cell Therapeutics, provided a corporate update at 17th Annual European Life Sciences CEO Forum in Zurich, Switzerland. Dr. Lindborg also participated in a panel discussion entitled “Neuro Advances Panel: Highlighting the Main Opportunities”.
●	On March 4, 2024, Dr. Bob Dagher, EVP and Chief Development Officer at Brainstorm Cell Therapeutics, presented a scientific poster titled “Design of A Phase 3B Trial of Debamestrocel (NurOwn®) in ALS” the 2024 Muscular Dystrophy Association Clinical and Scientific Conference in Orlando, Florida held March 3-6, 2024. The presentation provided an overview into the key features of the phase 3b trial design.

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

NurOwn® manufacturing involves a multi-step process that includes the following: harvesting and isolating undifferentiated stem cells from the patient’s own bone marrow; processing of cells at the manufacturing site; cryopreservation of MSC to enable multiple treatments from a single bone marrow sample; and intrathecal (“IT”) administration of MSC-NTF cells into the same patient by standard lumbar puncture. This administration procedure does not require hospitalization and has been shown to be generally well tolerated in multiple CNS clinical trials to date. The completed NurOwn® U.S. Phase 3 ALS and the NurOwn® U.S. Phase 2 PMS trials evaluated the therapeutic potential of repeated intrathecal MSC-NTF cell administration (three doses at bi-monthly intervals). Our highest priority is to obtain regulatory approval of NurOwn® for ALS. We are also strategically focused on fully executing the clinical development of NurOwn® in PMS, reviewing the optimal approach in AD and will consider the best course of action based on recent scientific and regulatory insights.

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

Autologous treatment

The NurOwn® technology platform is autologous, using the patient’s own bone-marrow derived stem cells for treatment. In autologous cellular treatment, there is no introduction of unrelated donor antigens that may lead to alloimmunity, no risk of rejection, and no need for treatment with immunosuppressive agents, which can cause severe and/or long-term side effects. In addition, the use of adult, autologous stem cells is free of several ethical concerns associated with the use of embryonic-derived stem cells in some countries.

NurOwn® ALS Clinical Program

We announced top-line data from the Phase 3 clinical trial of NurOwn® in ALS on November 17, 2020. We have been granted Fast Track designation by the FDA for this indication, and have been granted Orphan Drug Status, in the U.S. and Europe, which provides us the potential for an extended period of exclusivity. On August 15, 2022, we announced our decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS. The BLA was filed on September 9, 2022. On November 10, 2022, we announced that we had received a RTF letter from the FDA regarding our BLA. The FDA indicated that we could request a Type A meeting to discuss the content of the RTF letter, and Type A meeting was held on January 11, 2023. On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023. On September 22, 2023, we submitted an amendment to our BLA to revise the indication to NurOwn® for the treatment of mild to moderate ALS. On September 27, 2023 we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On October 18, 2023, we announced that the FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. BrainStorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023 Brainstorm announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with the FDA and is viewed by the FDA as a withdrawal without prejudice. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023. On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for a SPA with the FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®. The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS.

Phase 1/2 ALS Open Label Trials

We have completed two early stage Phase 1/2 and 2 open-label clinical trials of NurOwn® in patients with ALS at the Hadassah Medical Center (“Hadassah”) in Jerusalem, Israel, as well as a Phase 2 double-blind, placebo-controlled, multicenter clinical trial at three prestigious U.S. Medical centers - the Massachusetts General Hospital (“MGH”) in Boston, Massachusetts Memorial Hospital in Worcester, Massachusetts, and the Mayo Clinic in Rochester, Minnesota - all highly experienced in the management, investigation, and treatment of ALS.

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

We announced top-line data from our Phase 3 ALS trial on November 17, 2020. Results from the trial showed that NurOwn® was generally well tolerated in the population of rapidly progressing ALS patients. However, the trial did not reach statistically significant results. No new safety concerns were identified. On February 9, 2021, we announced feedback from our Type-C Meeting with the FDA to review specific aspects of our planned manufacturing modifications to support the development of a semi-automated commercial manufacturing process for NurOwn® (MSC-NTF cell). On February 22, 2021, we announced high-level FDA feedback on NurOwn® ALS clinical development program. The FDA concluded from their initial review that the clinical data provided at the time did not provide the threshold of substantial evidence that the FDA seeks to support a BLA. In addition, the FDA advised that this recommendation did not preclude the Company from proceeding with a BLA submission.

Key findings from the trial were as follows (which include the update to the data published in Muscle & Nerve 65(3):291-302 on August 12, 2022):

●	NurOwn® was generally well tolerated in this population of rapidly progressing ALS patients.
●	While showing a numerical improvement in the treated group compared to placebo across the primary and key secondary efficacy endpoints, the trial did not reach statistically significant results.
●	The primary efficacy endpoint, a responder analysis evaluating the proportion of participants who experienced at least a 1.25 points per month improvement in the post-treatment ALSFRS-R slope compared to pre-treatment, was powered on assumed treatment response rates of 35% on NurOwn® versus 15% on Placebo. These estimates were based on available historical clinical trial data and the NurOwn® Phase 2 data. The response definition for the primary endpoint was met by 32.6% of NurOwn® participants versus 27.7% for Placebo (p=0.453). Therefore, the trial met the expected ~35% NurOwn® treatment group efficacy response assumption, however the high rate of response in placebo participants exceeded the placebo response expected based on contemporary ALS trials.
●	The secondary efficacy endpoint measuring average change in ALSFRS-R total score from baseline to Week 28, was -5.52 with NurOwn® versus -5.88 on Placebo, a difference of 0.36 (p= 0.693).
●	In an important, pre-specified subgroup early in the disease course based on an ALSFRS-R baseline score of 35 or greater, NurOwn® demonstrated a clinically meaningful treatment response across the primary and key secondary endpoints and remained consistent with our pre-trial, data-derived assumptions. In this subgroup, there were 34.6% responders who met the primary endpoint definition on NurOwn® and 15.6% on Placebo (p=0.305), and the average change from baseline to week 28 in ALSFRS-R total score was -1.56 on NurOwn® and -3.65 on Placebo (p=0.050), an improvement of 2.09 ALSFRS-R points favoring NurOwn®.

●	Additional sensitivity analyses have demonstrated consistent treatment effects with NurOwn® after accounting for the impact of the ALSFRS-R floor effect. Two methods include: (1) Total Score Threshold (“TST”), which removed participants with ALSFRS-R scores ≤ 25; and (2) Item Level Threshold (“ITL”), which removed participants with a baseline score of 0 or 1 in at least 5 of 6 of the ALSFRS-R’s Fine and Gross Motor scale items. Applying the TST and ITL sensitivity analysis methods resulted in the exclusion of 23% (n=44) and 16% (n=30) of trial participants from analyses, respectively. Both the TST and ILT sensitivity analysis methods show that, after controlling for the impact of the ALSFRS-R floor effect, participants treated with NurOwn® had a higher rate of clinical response (primary endpoint) and less function lost across 28 weeks (secondary endpoint), compared to placebo. Additional post-hoc analyses published for the secondary endpoint (average change from baseline in ALSFRS-R), showed a statistically significant benefit following treatment with NurOwn® in all subgroups with ALSFRS-R baseline total score of at least 26 to 35 (p≤0.050).
●	The NurOwn® Phase 3 trial enrolled a broad set of participants, including some with advanced ALS disease (ALSFRS-R≤25) at baseline, making this trial subject to the impact of floor effects of the ALSFRS-R and reduced ALSFRS-R sensitivity. A post-hoc analysis was done using participants with baseline ALSFRS-R>25 for the primary endpoint and the % response for NurOwn® was 34.7% and 20.5% for Placebo, p=0.053. This analysis suggests a treatment effect with NurOwn® in participants with less advanced disease. CSF biomarker analyses confirmed that treatment with NurOwn® resulted in a statistically significant increase of neurotrophic factors (VEGF) and reduction in neurodegenerative (neurofilament) and neuroinflammatory biomarkers (MCP-1) that was not observed in the placebo treatment group.
●	Pre-specified statistical modeling designed to predict clinical response with high sensitivity and specificity based on ALS biomarkers and ALS Function confirmed that NurOwn® treatment outcomes could be predicted by baseline ALS function as well as key CSF neurodegenerative and neuroinflammatory biomarkers. Additional analyses focused on the trajectory of biomarkers for the subgroups of participants with baseline ALSFRS-R scores >25 and ≤25, those most likely to be impacted by the floor effect of the scale, indicate that NurOwn® had similar biological effects on ALS participants regardless of the level of disease progression at baseline. Specifically, we observe decreases in neuroinflammatory and neurodegenerative markers and increases in neuroprotective markers in NurOwn® treated participants compared to placebo in both subgroups.

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

On August 15, 2022, we announced the decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS. The BLA was filed on September 9, 2022. On November 10, 2022, we announced that we had received a RTF letter from the FDA regarding our BLA for NurOwn® for the treatment of ALS. The FDA informed us that the BLA is not sufficiently complete to enable a substantive review and that the FDA would therefore not file the BLA. The RTF letter contained a list of topics the FDA provided to BrainStorm as rationale for the BLA file being not sufficiently complete to enable a substantive review. According to the FDA, these reasons included one item related to the trial not meeting the standard for substantial evidence of effectiveness and Chemistry, Manufacturing and Controls (“CMC”) related items. The FDA indicated that we may request a Type A meeting to discuss the content of the RTF letter. On December 12, 2022, we announced the submission of a Type A meeting request with the FDA to discuss the contents of the RTF letter previously issued by the FDA regarding the BLA for NurOwn® for the treatment of ALS. On December 27, 2022, we announced that the FDA granted a Type A meeting to discuss the contents of the RTF letter previously issued regarding our BLA for NurOwn® for the treatment of ALS. The Type A Meeting was held on January 11, 2023.

The perspective shared by the FDA review team reflected what was in the previously issued RTF letter. Conversations on the best pathway to resolve the outstanding questions that remained continued, following the Type A meeting. During these discussions, BrainStorm was presented with multiple options to return the BLA to regulatory review, which included the regulatory procedure to File over Protest. Additionally, within these discussions, the FDA committed to review amendments that were filed to address items raised in the RTF letter. These discussions resulted in BrainStorm requesting the FDA to file our BLA over Protest, as this was the regulatory procedure that would allow us to reach an ADCOM in the shortest amount of time. BrainStorm notified the FDA on February 6, 2023 of our decision to request the FDA to file the NurOwn® BLA for ALS over Protest. We received confirmation from the FDA that the BLA was re-filed on February 7, 2023.

We received the FDA Type A meeting minutes on February 9, 2023. We submitted an amendment to our BLA on March 7, 2023, in which we responded to the majority of the items included in the RTF letter. Written feedback was received on March 22, 2023, from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn® BLA for ALS. On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023. On September 22, 2023, we submitted an amendment to our BLA to revise the indication to NurOwn® for the treatment of mild to moderate ALS. On September 27, 2023 we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On October 18, 2023, we announced that the FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. BrainStorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023 Brainstorm announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with the FDA and is viewed by the FDA as a withdrawal without prejudice. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023. On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for a SPA with the FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®. The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS.

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

On October 22, 2020, we announced a partnership with Catalent, the leading global provider of advanced delivery technologies, to manufacture NurOwn®, which has been evaluated for the treatment of ALS in our Phase 3 clinical trial. If we receive FDA approval for NurOwn® in ALS, Catalent will be our partner for manufacturing commercial quantities of NurOwn® to treat patients with ALS. Our technology transfer to Catalent Houston was successfully completed and enabled continuous supply of NurOwn® for the Expanded Access program.

As of November 1, 2023, the Company optimized its manufacturing capabilities, particularly in the production of NurOwn®, by strategically leveraging partnerships and optimizing operational resources. The Company currently leases a GMP-certified cleanroom manufacturing center located at Sourasky Hospital, which serves as a critical hub for the production and distribution of NurOwn®. This facility significantly enhances the Company’s capacity to manufacture and distribute NurOwn® within both the European Union (EU) and local Israeli markets.

On December 7, 2021, we and Catalent announced completion of technology transfer for NurOwn® manufacturing at the Catalent’s cell therapy facility in Houston, Texas.

Catalent Houston manufactured NurOwn® for the Expanded Access Program. As of December 31, 2022, seven participants have completed treatment with NurOwn® that was manufactured at the Catalent facility as well as all Expanded Access protocol follow-up visits. We are currently negotiating a contract with a leading manufacturing contract development organization.

Meetings with the FDA and FDA Senior Management

In July 2019, the Brainstorm management team was invited to participate in a special in-person, high-level meeting with the senior management of the FDA Drug and Biologics Centers and, ‘I AM ALS’, a grassroots ALS advocacy group advocating for an ALS cure. FDA’s Dr. Peter Marks, Director of the Center for Biologics Evaluation and Research (“CBER”) and Dr. Janet Woodcock Director, former of the Center for Drug Evaluation and Research (“CDER”) were in attendance with senior FDA staff. Brainstorm’s Phase 3 ALS principal Investigators Dr. Robert Brown (Massachusetts Memorial Hospital, Worcester, Massachusetts) and Dr. Merit Cudkowicz (MGH, Boston) joined by teleconference. The meeting’s purpose was to discuss Brainstorm’s ongoing Phase 3 ALS clinical trial as well as efforts to speed treatment access to the ALS patient community. The meeting enabled an open and effective dialogue between the FDA and Brainstorm, setting the stage for future meetings to explore practical options to quickly bring our investigational treatment to those living with ALS.

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

On February 9, 2021, we announced feedback on a Type-C Meeting with the FDA on future NurOwn® manufacturing plans and to review specific aspects of our planned manufacturing modifications to support the development of a semi-automated commercial manufacturing process for NurOwn® (MSC-NTF cell). The meeting included a detailed review of the requirements for comparability testing to support future modifications along with geographic considerations in the sourcing of starting materials and future manufacturing production. We plan to incorporate feedback from the FDA meeting in 2021, our experience from Phase 3 manufacturing, in addition to feedback received in recent interactions with FDA including the Type A meeting on December 6, 2023, to formalize our plan to satisfy FDA’s expectations for CMC for a product in Phase 3 development.

On February 22, 2021, we announced high-level FDA feedback on NurOwn® ALS Clinical Development Program. The FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that the FDA is seeking to support a BLA. In addition, the FDA advised that this recommendation does not preclude the Company from proceeding with a BLA submission. Following extensive consultations with principal investigators, ALS experts, expert statisticians, regulatory advisors, and ALS advocacy groups to discuss the best path forward to provide NurOwn® for ALS patients, Brainstorm filed a BLA on September 9, 2022. On November 10, 2022, we announced that we had received a RTF letter from the FDA regarding our BLA, which informed us that the BLA was not sufficiently complete to enable a substantive review and that the FDA. The RTF letter contained a list of topics the FDA provided to BrainStorm as rationale for the BLA file being not sufficiently complete to enable a substantive review. According to the FDA, these reasons included one item related to the trial not meeting the standard for substantial evidence of effectiveness and CMC related items. The FDA indicated that we could request a Type A meeting to discuss the content of the RTF letter, and the Type A meeting was held on January 11, 2023. We notified the FDA on February 6, 2023 of our decision to request the FDA to file the NurOwn® BLA for ALS over Protest. Written feedback was received on March 22, 2023 from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn® BLA for ALS. We submitted an amendment to our BLA on March 7, 2023, in which we responded to the majority of the items included in the RTF letter. The BLA for NurOwn® to treat ALS is currently under active review by the FDA.

On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023. On September 22, 2023, we submitted an amendment to our BLA to revise the indication to NurOwn® for the treatment of mild to moderate ALS. On September 27, 2023 we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On October 18, 2023, we announced that the FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. BrainStorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023 Brainstorm announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with the FDA and is viewed by the FDA as a withdrawal without prejudice. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023. On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for a SPA with the FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®. The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS.

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

Through the EAP, the six clinical centers participating in the Phase 3 NurOwn® trial each had the opportunity to treat ALS participants who completed the trial. These six centers are: University of California, Irvine; Cedars-Sinai Medical Center; California Pacific Medical Center; Massachusetts General Hospital; University of Massachusetts Medical School; and the Mayo Clinic. EAP treatment of ALS participants who have completed the Phase 3 clinical trial did not interfere with data or regulatory timelines. The Cell Manipulation Core Facility (“CMCF”) at the Dana Farber Cancer Institute manufactured the investigational therapy, assisted by on-site Brainstorm personnel.

In the course of 2021, 10 eligible patients that had completed the Phase 3 study, were enrolled in the EAP at the six participating medical centers to receive three additional doses of NurOwn® eight weeks apart. Eight patients completed the program receiving all three treatment doses. Two participants withdrew consent after receiving two treatment doses. There were no serious adverse events (“SAEs”) in the treated participants.

On December 27, 2021, we announced plans for a dosing extension of NurOwn® for participants who completed the EAP. The FDA recommended that Brainstorm submit an EAP protocol amendment to provide additional dosing for these participants. Under the original EAP protocol, participants who had completed the Phase 3 NurOwn® trial and who met specific eligibility criteria had the opportunity to receive 3 doses of NurOwn®. Under the amended EAP protocol, these eligible participants will receive up to 3 additional doses. Data collected from the original EAP treatments informed the decision to move forward with additional doses for participants who completed it. Seven participants completed treatment with NurOwn® manufactured at the Catalent Houston manufacturing site and all follow-up visits.

Patient Access Programs (ALS)

The Company, had worked collaboratively with the Sourasky Hospital, to treat ALS patients with NurOwn®, under the Israel Hospital Exemption (“HE”) regulatory pathway for Advanced Therapy Medicinal Products (“ATMP”), which was adopted by the Israeli MoH from the EMA regulation. Between the first quarter of 2019 and the fourth quarter of 2020, the Company enrolled and treated 12 ALS patients with NurOwn®, under the HE pathway. The Company received $3.4 million in gross proceeds in connection with the treatment of the aforementioned patients, which did not cover the costs of the trial. The remaining cost associated with the HE pathway were paid by Brainstorm.

NurOwn® in Progressive Multiple Sclerosis (PMS)

On December 15, 2018, the FDA approved the Company’s IND to conduct a Phase 2 open-label trial of repeated intrathecal administration of NurOwn® in PMS (www.clinicaltrials.gov Identifier NCT03799718). The study titled “A Phase 2, open-label, multicenter study to evaluate the safety and efficacy of repeated administration of NurOwn® (Autologous Mesenchymal Stem Cells Secreting Neurotrophic Factors; MSC-NTF cells) in participants with Progressive Multiple Sclerosis (“PMS”)” was designed to recruit 20 PMS participants at 5 leading U.S. Multiple Sclerosis centers.

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

In August 2021, the clinical trial independent DSMB for the U.S. Phase 2 PMS study issued an end-of-study statement concluding that, based on the data, the procedures and treatment involved in BCT-101-US were relatively safe and tolerable. Given that the study was “open-label” with no active comparator arm(s), it was not possible to evaluate efficacy, except through comparison to non-contemporaneous natural history data sets or to prior clinical trials of similar populations.

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

On November 14, 2019, we were awarded a $495,330 grant from the National Multiple Sclerosis Society (NMSS), through its Fast Forward program, for serum and CSF biomarkers analysis in Brainstorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with PMS. As of December 31, 2023, we have received $352,156 out of the $495,330 awarded.

On June 9, 2020, we announced that The ALS Association and I AM ALS have awarded us a combined grant of $500,000 to support an ALS biomarker research study. The grant will be used to draw insights from data and samples collected from patients who participated in Brainstorm’s Phase 3 clinical trial and treated with NurOwn®, and to further the understanding of critical biomarkers associated with treatment response for people with ALS. As of December 31, 2023, we have received $400,000 out of $500,000 awarded.

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

On June 3, 2020, the European Patent Office (“EPO”) granted European patent No. 2880151 titled ‘Methods of Generating Mesenchymal Stem Cells which secrete Neurotrophic Factors’. The allowed claims cover the method for manufacturing MSC-NTF cells (NurOwn®).

On September 1, 2020, the Israeli Patent Office issued Israeli Patent No. 246943 titled ‘Method of Qualifying Cells’. The granted claims cover a method of qualifying whether a cell population is a suitable therapeutic for treating ALS and an isolated population of cells that secrete neurotrophic factors which are qualified useful as a therapeutic for treating ALS.

On September 16, 2020, the Company announced that the Japanese Patent Office (“JPO”) has granted Brainstorm’s Japanese Patent No. 6,753,887, titled ‘Methods of Generating Mesenchymal Stem Cells Which Secrete Neurotrophic Factors’. The allowed claims cover a method of generating cells which secrete neurotrophic factors from human undifferentiated MSCs derived from the bone marrow of a single donor. The said neurotrophic factors includes: BDNF; GDNF; HGF; and VEGF.

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

On April 6, 2023, the EPO accepted European Patent Application No.: 15710010.8 titled ‘Method of Qualifying cells’. Allowed claims include a method of qualifying whether a cell population is a suitable therapeutic for treating ALS and an isolated population of mesenchymal stem cells for use in treating ALS.

On June 2, 2023, the Australian Patent Office accepted Application No. 2019252987 titled “Cell-Type Specific Exosomes and Use Thereof”. Accepted claims include an isolated Exosomes population derived form MSC-NTF cells as well as a pharmaceutical composition for the treatment of neurodegenerative diseases.

On August 22, 2023 The Israel Patent Office accepted Application No. 277447 titled “Cell-Type Specific Exosomes and Use Thereof”. Accepted claims include an isolated Exosomes population derived from MSC-NTF cells as well as a pharmaceutical composition for the treatment of neurodegenerative diseases.

On Dec. 26, 2023, we announced the European grant for NurOwn® as well as the Australian grant and Israeli allowance for the NurOwn® exosomes.

Patents protecting NurOwn® have been issued in the United States, Canada, Japan, Europe, Hong Kong, Brazil and Israel.

Recent Scientific and Industry Presentations

●	On March 20, 2023, Dr. Stacy Lindborg, Co-Chief Executive Officer at Brainstorm Cell Therapeutics, presented a scientific poster titled “Measuring the rate of impairment in ALS patients using the Revised-ALS Functional Rating Scale: Key Insights into the Floor Effect of the Scale” at the 2023 Muscular Dystrophy Association Clinical and Scientific Conference in Dallas, Texas held March 19-22, 2023. The presentation showed that a floor effect was observed in the PRO-ACT database, and a pattern of a plateau in ALSFRS-R total score was accompanied by scale items of 0 suggesting measurement challenges in those with advanced ALS due to the floor effect of the ALSFRS-R in the NurOwn® phase 3 trial and historical studies which are included in the PRO-ACT database. Analyses conducted in those not impacted by the floor effect at baseline of the NurOwn® phase 3 trial revealed statistically significant, clinically meaningful effects with NurOwn® on the primary and key secondary endpoints
●	On May 3, 2023, Dr. Lindborg, presented “A discussion of NurOwn’s® Full Data Package” at the Everything ALS Experts Talk Series. The presentation summarized key dates in the FDA regulatory review process for NurOwn’s® including the current status of being under active review. Data illustrating the extent of impact of participants with Advanced ALS disease who were included in the trial and resulted in the inability to accurately measure disease progression in the trial, confounding the treatment effect from the Phase 3 trial, in addition to sharing analyses minimizing this impact which demonstrate an important treatment effect across study endpoints.
●	On May 17 and 18, 2023, Dr. Lindborg and Antonio Trejo Diaz, Vice President, Regulatory Affairs of the Company, participated as invited expert speakers at the 2023 ALS Drug Development summit which was focused on transforming translational tools to accelerate future ALS approvals. Dr. Lindborg presented an invited talk entitled “Reviewing ALSFRS-R as the Established Endpoint for ALS Clinical trials.”
●	On June 21, 2023, Dr. Lindborg and Mr. Lebovits participated in a fireside chat at the Maxim Group Healthcare Virtual Conference
●	During the week of July 7, 2023, Dr. Lindborg presented new biomarker data from the Phase 3 trial of its late-stage investigational ALS treatment, NurOwn® at the 2023 ALS and Related Motor Neuron Diseases Gordon Research Conference. These data show that treatment with NurOwn® significantly elevated markers of neuroprotection and lowered markers of neuroinflammation and neurodegeneration, including neurofilament light (“NfL”) over time compared to placebo in all trial participants. The presentation provides further evidence of the importance of NfL as a prognostic biomarker for ALS and predictive biomarker following NurOwn® treatment. A causal inference model demonstrated that NurOwn® driven NfL reductions were associated with better clinical outcomes.
●	On November 17, 2023, we announced a podium presentation and panel discussion at the 6th Annual ALS Research Symposium hosted by ALS ONE. The presentation features new analyses from the NurOwn® placebo-controlled Phase 3 ALS trial that highlight the biological effect of NurOwn® through CSF biomarker data. The presentation, titled, “NurOwn® for ALS: Biomarker exploration of NurOwn® multimodal mechanism of action on neuroinflammation, neuroprotection and neurodegeneration” was presented by Bob Dagher, MD, Executive Vice President and Chief Development Officer at BrainStorm.
●	On February 28, 2024, Dr. Stacy Lindborg, Co-Chief Executive Officer at Brainstorm Cell Therapeutics, provided a corporate update at 17th Annual European Life Sciences CEO Forum in Zurich, Switzerland. Dr. Lindborg also participated in a panel discussion entitled “Neuro Advances Panel: Highlighting the Main Opportunities”.

●	On March 4, 2024, Dr. Bob Dagher, EVP and Chief Development Officer at Brainstorm Cell Therapeutics, presented a scientific poster titled “Design of A Phase 3B Trial of Debamestrocel (NurOwn®) in ALS” the 2024 Muscular Dystrophy Association Clinical and Scientific Conference in Orlando, Florida held March 3-6, 2024. The presentation provided an overview into the key features of the phase 3b trial design.

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

On May 4, 2022, we made a presentation titled “MSC-NTF derived small extracellular vesicles display superior macrophage immunomodulation compared with vesicles derived from naïve MSCs” at the International Society of Cell & Gene Therapy (“ISCT”) 2022 Meeting in San Francisco, CA May 4-7. The presentation highlighted results of a preclinical study undertaken to understand the mechanisms underlying the superior preclinical efficacy of Exo MSC-NTF versus Exo-MSC in acute lung injury models.

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

A poster titled, “Therapeutic Benefits of MSC-NTF (NurOwn®) Exosomes in Acute Lung Injury Models” was presented on October 19, 2021 at the NYSCF 2021 Virtual Meeting, which was held on October 19-20, 2021. Results in two different acute lung injury models showed that the beneficial effects of intratracheal administration of Exo MSC-NTF (MSC-NTF derived exosomes) were more active than Exo MSC (MSC-derived Exosomes) in multiple parameters, including increase in blood oxygen saturation and reduction in lung pathology, inflammatory infiltration and levels of proinflammatory cytokines in bronchoalveolar lavage fluid (“BALF”), in addition to reduction of lung fibrosis in the Bleomycin model.

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

Corporate Information

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 1325 Avenue of Americas, 28th Floor, New York, NY 10019, and our telephone number is (201) 488-0460. We also maintain an office in Petach Tikva, Israel and in Burlington, Massachusetts. We maintain a website at http://www.brainstorm-cell.com. The information on our website is not incorporated into this Annual Report on Form 10-K.

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

The Company’s Common Stock trades on the Nasdaq Capital Market under the ticker symbol “BCLI.”

Company Business Strategy

Our business strategy is to develop and commercialize NurOwn® for the treatment of neurodegenerative diseases. Our highest priority is to obtain regulatory approval of NurOwn® for ALS . Positive top-line clinical trial results from our Phase 2 PMS trial evaluating three repeated intrathecal administrations of NurOwn®, each given 2 months apart, as a treatment for PMS was announced on March 24, 2021. We are also strategically focused on fully executing the clinical development of NurOwn® in PMS, reviewing the optimal approach in AD.

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

Approved treatments for Amyotrophic Lateral Sclerosis (ALS) primarily focus on managing symptoms rather than disease modification. Key opinion leaders and researchers suggest that a combination of therapies may be necessary for disease modification. Treatment decisions are typically determined by the patient’s symptoms, preferences and the stage of the disease. Currently, there are four FDA-approved ALS therapies—Riluzole, Radicava, Relyvrio, and Qalsody—each showing modest improvements in survival or ALS function.

●	Riluzole –approved by the FDA to treat ALS in 1995. Riluzole extends the time to death or ventilation by several months; however, it has not been shown to improve the daily functioning of ALS patients.
●	Radicava (Edaravone) – a free radical scavenger- originally approved by the FDA (May 2017) as an intravenous (IV) infusion based on a single Phase 3 study carried out in Japan. In 2022, Radicava ORS, an oral suspension, was approved by the FDA. The effectiveness of Radicava ORS was based on a study demonstrating comparable levels of Radicava ORS in the bloodstream to the levels from the IV formulation of Radicava.
●	Relyvrio (sodium phenylbutyrate and taurursodiol)-approved by the FDA in September of 2022. Relyvrio is taken orally. The efficacy of Relyvrio for the treatment of ALS was demonstrated in a 24-week, multicenter, randomized, double-blind, placebo-controlled, parallel-group study.
●	Qalsody (tofersen) – was approved by the FDA in 2023. Qalsody was granted accelerated approval based on a reduction of neurofilament, a marker of neurodegeneration. Tofersen targets the ultra-rare genetic form of ALS known as Superoxide dismutase 1 (SOD1)-amyotrophic lateral sclerosis.

Progressive Multiple Sclerosis (PMS)

PMS is characterized by the relentless accumulation of central nervous system injury due to peripheral and compartmentalized inflammation, demyelination, axonal damage, and neuronal degeneration and results in increasing motor, visual, and cognitive impairment and significant disability that impacts daily living, employment, and socioeconomic status. There is currently no effective regenerative therapy for this disabling disease that affects approximately one million individuals in the US.

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

Alzheimer’s Disease (AD)

AD is the most common form of dementia, a progressive brain disease that slowly destroys memories and thinking skills. The Alzheimer’s pathology starts 15-20 years before symptoms appear. Symptoms usually start with difficulty storing and retrieving new information. In advanced stages, symptoms include confusion, as well as mood and behavior changes, and inability to perform basic life tasks. Throughout the disease process there is a steady, unstoppable death of brain cells. This is a fatal disease with an average time of 8 years from diagnosis to death. No cure exists, but medications and management strategies may temporarily improve symptoms, in a modest fashion. Recently the FDA approved Aduhelm, a monoclonal antibody directed against amyloid for the treatment of AD. The implications of Aduhelm approval on the AD treatment market is evolving and we are actively reviewing the implications on the development of AD disease modifying therapies.

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

On February 11, 2014, the USPTO granted US patent, 8,647,874 which claims priority from this PCT application. This patent relates to the production method of the Company’s proprietary stem cells induced to secrete large quantities of neurotrophic factors.

On September 3, 2014, a European patent was granted by the EPO which claims priority from WO 2006/134602. This patent (No. 1893747) has been validated in the following European countries: CH, CZ, DE, DK, ES, FR, GB, IE, IT and NL. The granted claims relate to the method of generating the cells.

On January 30, 2018, the USPTO granted US patent, No. 9,879,225 which claims priority from this same PCT application This patent relates to methods of treating ALS and Parkinson’s disease using mesenchymal stem cells that secrete neurotrophic factors, specifically GDNF.

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

A divisional patent application therefrom was granted as US Patent No. 8,900,574 on December 2, 2014. The claims of this granted patent relate to a method of treating neurodegenerative disorders by administering MSC-derived cells which secrete BDNF and do not secrete bNGF. The neurodegenerative diseases include Parkinson’s disease, ALS and Huntingdon’s disease.

A subsequent divisional patent application therefrom was granted on October 25, 2016 as United States Patent No. 9,474,787 titled “Mesenchymal Stem Cells for the Treatment of CNS Diseases. The granted claims cover mesenchymal stem derived-cells that secrete neurotrophic factors, including BDNF and GDNF, as well as pharmaceutical compositions comprising these factors.

In September 2015, we were granted patent No. 209604 by Israel’s Patent Office for our application titled “Mesenchymal stem cells for the treatment of CNS diseases “ which claims priority from WO 2009/144718. The claims cover the cell composition itself, the method of generating and the use of the cells for treating any CNS disease or disorder.

In July 2018, the EPO granted a Europe-wide patent for Patent No 2285951, which claims priority from WO 2009/144718. The allowed claims cover methods of treating ALS using mesenchymal stem cells that secrete neurotrophic factors, including BDNF. This patent will provide protection for MSC-NTF cells (NurOwn®) in the EU validated states until 2029.

In August 2018, the USPTO granted US Patent No 10,052,363 which relates to methods of treating ALS, Parkinson’s disease and Huntington Disease with NurOwn®. This patent will provide protection for MSC-NTF cells (NurOwn®) in the US until 2029.

On July 6, 2018, the JPO” granted Japanese patent No. 6,362,596, entitled: “Methods of Generating Mesenchymal Stem Cells Which Secrete Neurotrophic Factors” which claims priority from WO 2014/024183. This patent will provide protection for MSC-NTF cells (NurOwn®) in Japan until 2033. The allowed claims cover a method of generating cells which secrete BDNF, GDNF, HGF and VEGF.

On August 24, 2018, the USPTO granted US Patent No. 10,046,010 titled “Methods of Generating Mesenchymal Stem Cells Which Secrete Neurotrophic Factors’. Allowed claims cover the method for generating MSC-NTF cells (NurOwn®) in industrial amounts for clinical practice. This patent will provide protection for MSC-NTF cells (NurOwn®) in the US until 2033.

On October 10, 2018, the EPO allowed the European Patent Application No. 13164650.7 titled “Mesenchymal stem cells for the treatment of CNS diseases” which claims priority from WO 2009/144718. The allowed claims cover the isolated cells as well as their use in the manufacture of a medicament for treating a CNS disease or disorder (selected from the group consisting of Parkinson’s, multiple sclerosis, epilepsy, amyotrophic lateral sclerosis, stroke, autoimmune encephalomyelitis, diabetic neuropathy, glaucomatous neuropathy, Alzheimer’s disease and Huntingdon’s disease)

On December 21, 2018, the Israel Patent Office granted patent No. 237124 titled ‘Methods of Generating Mesenchymal Stem Cells Which Secrete Neurotrophic Factors’. The allowed claims cover the isolated population of cells, the method of manufacturing the cells, and the use of the isolated population of cells for preparation of a medicament for treating a disease (consisting of a neurodegenerative disease, a neurological disease and an immune disease etc.).

In March 2019, the EPO granted a European-wide patent titled ‘Mesenchymal Stem Cells for the treatment of CNS Diseases.’ The European Patent Application published in the European Patent Bulletin 19/13 on March 27, 2019, under Patent No. 2620493. The allowed claims cover the isolated cells as well as their use in the manufacture of a medicament for treating a CNS disease or disorder, selected from the group consisting of Parkinson’s, multiple sclerosis, epilepsy, amyotrophic lateral sclerosis, stroke, autoimmune encephalomyelitis, diabetic neuropathy, glaucomatous neuropathy, Alzheimer’s disease and Huntingdon’s disease.

On August 27, 2019, the Canadian Intellectual Property Office granted Canadian Patent No. 2,877,223 entitled ‘Methods of Generating Mesenchymal Stem Cells which secrete Neurotrophic Factors’. The allowed claims cover the method for generating the Mesenchymal Stem Cells Secreting Neurotrophic Factors (MSC-NTF cells).

On September 16, 2019, the USPTO issued a Notice of Allowance for Brainstorm’s new US Patent Application, number: 15/113,105, titled: ‘Method of Qualifying Cells’. The allowed claims cover a pharmaceutical composition for MSC-NTF cells secreting neurotrophic factors (NurOwn®) comprising a culture medium as a carrier and an isolated population of differentiated bone marrow-derived MSCs that secrete neurotrophic factors. US Patent No. 10,564,149 for this application was granted on February 18, 2020 and titled ‘Populations of Mesenchymal Stem Cells that secrete Neurotrophic Factors’.

On October 21, 2019, the JPO issued a Decision to Grant Japanese Patent Application, number: 2016-548691, titled: ‘Method of Qualifying Cells.’ The patent covers cell populations which are therapeutic for the treatment of ALS and the method of qualifying the cells for therapeutic use.

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

On January 29, 2020, the EPO has communicated its intention to grant a European patent titled ‘Methods of Generating Mesenchymal Stem Cells which secrete Neurotrophic Factors’. The allowed claims cover the method for manufacturing MSC-NTF cells (NurOwn®).

On February 18, 2020, the USPTO issued US Patent No. 10,564,149 titled ‘Populations of Mesenchymal Stem Cells That Secrete Neurotrophic Factors’. The allowed claims cover a pharmaceutical composition for MSC-NTF cells secreting neurotrophic factors (NurOwn®) comprising a culture medium as a carrier and an isolated population of differentiated bone marrow-derived MSCs that secrete neurotrophic factors.

On September 16, 2020, the Company announced that the JPO has granted Brainstorm’s Japanese Patent, number: 6,753,887, titled: “Methods of Generating Mesenchymal Stem Cells Which Secrete Neurotrophic Factors”. The allowed claims cover a method of generating cells which secrete neurotrophic factors from human undifferentiated MSCs derived from the bone marrow of a single donor. The said neurotrophic factors includes BDNF; GDNF; HGF; and VEGF.

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

On April 6, 2023, the EPO accepted European Patent Application No.: 15710010.8 titled ‘Method of Qualifying cells’. Allowed claims include a method of qualifying whether a cell population is a suitable therapeutic for treating ALS and an isolated population of mesenchymal stem cells for use in treating ALS.

On June 2, 2023, the Australian Patent Office accepted Application No. 2019252987 titled “Cell-Type Specific Exosomes and Use Thereof”. Accepted claims include an isolated Exosomes population derived form MSC-NTF cells as well as a pharmaceutical composition for the treatment of neurodegenerative diseases.

On August 22, 2023 The Israel Patent Office accepted Application No. 277447 titled “Cell-Type Specific Exosomes and Use Thereof”. Accepted claims include an isolated Exosomes population derived from MSC-NTF cells as well as a pharmaceutical composition for the treatment of neurodegenerative diseases.

On December 26, 2023, we announced the European grant for NurOwn® as well as the Australian grant and Israeli allowance for the NurOwn® exosomes.

Patents protecting NurOwn® have been issued in the United States, Canada, Japan, Europe, Hong-Kong, Brazil and in Israel.

Additional PCT patent applications have been filed and National phase applications are currently under examination in several jurisdictions worldwide. Specifically, International Patent Application WO 2018/015945 was filed on July 17, 2017, WO/2019/198077 was filed on April 10, 2019, WO 2022/018729 was filed on July 20, 2021, and WO 2023/281502 was filed July 5, 2022.

The following table provides a description of our key patents and patent applications and is not intended to represent an assessment of claims, limitations or scope. In some cases, a jurisdiction is listed as both pending and granted for a single patent family. This is due to pending continuation or divisional applications of the granted case.

Family		Pending	Allowed	Granted	Expiry
No.	Patent Name/ Int. App. No.	Jurisdictions	Jurisdictions	Jurisdictions	Date
1	Isolated Cells and Populations Comprising Same for the Treatment of CNS Diseases/PCT/IL2006/000699			Europe, US	2026-2030
2	Mesenchymal Stem Cells for the treatment of CNS Diseases PCT/ IL2009/000525			US, Europe, Hong Kong	2029-2030
	Isolated population of cells, methods of generating same and uses thereof in the treatment of CNS diseases PCT IL2009/000525			Israel	2029-2030
3	Methods of Generating Mesenchymal Stem Cells Which Secrete Neurotrophic Factors / PCT/IL2013/050660			US, Canada, Japan, Israel, Europe Hong Kong	2033
	A Method of generating cells which secrete Brain Derived Neurotrophic Factor (BDNF), Glial Derived Neurotrophic Factor (GDNF), Hepatocyte Growth Factor (HGF) and Vascular Endothelial Growth Factor (VEGF), wherein said cells do not Secrete Nerve Growth Factor (NGF)			Brazil	2033
4	Method of Qualifying Cells /PCT IL2015/050159	Hong Kong,		Japan, Israel,Europe	2035
	Populations of Mesenchymal Stem Cells that secrete Neurotrophic Factors US 10,564,149			US	2035
	Pharmaceutical composition comprising bone-marrow derived mesenchymal stem cells Canadian Patent no. 2,937,305			Canada	2035
5	Cell-Type Specific Exosomes and Use Thereof PCT/IL2019/050401	Europe, Japan, S. Korea, , Canada	Israel	Australia	2039
	MSC-NTF Specific Exosomes and Use Thereof	US
6	Methods and Compositions for Treating Lung Conditions PCT/IL2021/050885	US, Australia, Canada, Israel, Japan and Europe			2041
7	Methods of Generating Mesenchymal Stem Cells Which Secrete Neurotrophic Factors in A Bioreactor System PCT/IL2022/050718	US, Europe,

Trademarks

NurOwn® is a registered trademark (application no. 85154891, filed October 18, 2010) for use in connection with “compositions of cells derived from stem cells for medical purposes; stem cells for medical purposes.” US Trademark No. 4641441 for NurOwn® was registered on November 18, 2014.

The patent applications of families #1 and #2 (see table above) as well as relevant know-how and research results are either licensed or joint with Ramot. We intend to work with Ramot to protect and enhance our mutual intellectual property rights by filing continuations and divisional patent applications. The current NurOwn® proprietary technology is fully owned by our Israeli Subsidiary. All granted patents related to NurOwn® (MSC-NTF cells) manufacturing process and clinical development (families #3 through #6) are fully assigned to and owned by Brainstorm Cell Therapeutics Ltd. New discoveries arising in the course of research and development within the Company were and will be patented by us independently.

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

Non-Proprietary (generic) name

In June 2022, the United States Adopted Names (“USAN”) Council adopted ‘Demabestrocel’ as the non-proprietary (generic) name for the MSC-NTF cells for the treatment of neurodegenerative diseases with unmet need, such as ALS, MS and AD. The name was approved by the International Nonproprietary Names (“INN”) of the World Health Organization (“WHO”) and published on USAN’s website at https://searchusan.ama-assn.org/finder/usan/search/DEBAMESTROCEL/relevant/1/.

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

In January 2013, the EMA Committee for Advanced Therapies designated NurOwn® as an Advanced Therapy Medicinal Product.

U.S. Biological Products Development Process

The FDA regulates drugs and biological products under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), the Public Health Service Act (the “PHSA”), and related regulations and other federal, state and local laws and regulations. Biological products include a wide variety of products including vaccines, blood and blood components, gene therapies, tissue and proteins. Unlike most prescription products made through chemical processes, biological products generally are made from human and/or animal materials. To be lawfully marketed in interstate commerce, a biologic product must be the subject of a BLA, issued by the FDA on the basis of a demonstration that the product is safe, pure and potent, and that the facility in which the product is manufactured meets standards to assure that it continues to be safe, pure and potent. The FDA has developed and is continuously updating the requirements with respect to cell and gene therapy products and has issued documents concerning the regulation of cellular and tissue-based products. Manufacturers of cell and tissue-based products must comply with the FDA’s current Good Tissue Practice (“cGTP”) requirements which are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of such products. The primary intent of the cGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease.

The process of obtaining regulatory approvals and ensuring compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, product detention, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

●	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices (“GLP”), requirements or other regulations;
●	Submission to the FDA of an IND application which must become effective before human clinical trials may begin;
●	Performance of adequate and well-controlled clinical trials according to Good Clinical Practices (“GCP”) to establish the safety and efficacy of the proposed biological product for its intended use;
●	Submission to the FDA of a BLA for a new biological product;
●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s or biologic’s identity, strength, quality and purity; and
●	The FDA’s review and approval of the BLA.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1. The product is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing may be conducted in patients having the specific disease.
●	Phase 2. Phase 2 trials involve investigations in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and the optimal dosage and schedule.
●	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for regulatory approval and product labeling.

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

At times during the development of a biological product, sponsors are given opportunities to meet with the FDA. This commonly occurs prior to submission of an IND, at the end of Phase 2 testing, and before a BLA is submitted. Meetings at other times may also be requested. These meetings provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. For example, prior to initiating a Phase 3 study, sponsors have the option to submit a request for Special Protocol Assessment, or SPA, to the FDA which, if granted provides the FDA’s concurrence that the study, if conducted as designed and if successful, could support a regulatory approval for the product candidate.

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

The approval process is lengthy and difficult and the FDA may refuse to approve a BLA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the FDA’s threshold determination that it is sufficiently complete to permit a substantive review. If the FDA determines that the BLA is incomplete, the FDA may refuse to file the application. If the FDA refuses to file a BLA, the applicant may refile the application with information addressing the FDA identified deficiencies, which refiling would be subject to FDA review before it is accepted for filing, or the applicant may request an informal meeting with the FDA about whether the application should be filed. After the meeting, the applicant may request that the application be Filed over Protest. When an application is Filed over Protest, the FDA is required to review the application as filed. Generally, the FDA does not favor the File over Protest procedure. There may also be certain consequences of filing an application over Protest. For example, such an application would not be eligible for certain FDA communications over the course of the review cycle.

In addition, an applicant that receives an RTF can, in some circumstances, appeal the decision using the FDA’s dispute resolution procedures. After the BLA submission is accepted for filing, the FDA reviews the BLA to determine, among other things, whether a product meets the FDA’s approval standards and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. Under the performance goals and policies implemented by the FDA under the Prescription Drug User Fee Act, or PDUFA, for standard applications for original BLAs, the FDA targets ten months from the date the FDA files the application (i.e., the filing date) in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application granted priority review by the FDA. The FDA does not always meet its PDUFA goal dates. The review process and the PDUFA goal date may be extended by an additional three-month review period when a major amendment, such as a major new clinical safety/efficacy study report or a major re-analysis of a previously submitted study, is submitted. However, when an application is filed with the FDA over Protest, the FDA generally will not review amendments to the application during any review cycle and will not issue information requests to the applicant during the agency’s review.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or stem cell therapy for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same stem cell therapy as defined by the FDA or if our stem cell therapy is determined to be contained within the competitor’s product for the same indication or disease. If a stem cell therapy designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the EU has similar but not identical benefits in the EU.

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

ACT for ALS and Congressional Hearing on Advancing Treatments and cures for Neurodegenerative Diseases including ALS

The U.S. House of Representatives Subcommittee on Health of the Committee on Energy and Commerce held a hearing on July 29, 2021. The hearing was entitled, “The Path Forward: Advancing Treatments and Cures for Neurodegenerative Diseases.” The aim of the hearing was to discuss the challenge of advancing treatments and cures for neurodegenerative diseases to ensure collaboration and multidiscipline coordination between the FDA, the National Institutes of Health (the “NIH”), academic researchers, private drug companies, and patients. Leading ALS neurologists and advocates testified regarding the immense unmet medical need in ALS and the urgency to exercise for regulatory flexibility when evaluating therapies for 100% fatal and heterogenous diseases such as ALS. The following are excerpts from the testimonies from the E and C Hearing:

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

Merit Cudkowicz, MD Chair, Dept of Neurology, Mass General Hospital Director Sean M. Healey & AMG Center for ALS, Mass General Hospital Julianne Dorn Professor of Neurology, Harvard Medical School testified the following at this hearing, “We must disrupt the current, slow approach to therapy development and partner expertise from our field and other fields with the FDA to think more creatively and become more effective in choosing the best treatments for the right person at the right time. We have begun to do this with the AMX035 (Centaur), NurOwn® and Tofersen (SOD1 gene therapy) trials and the new Healey ALS Platform Trial.” Specifically, she remarked, “We have heard reports from people in the NurOwn® trial and expanded access program of improvements in function. This is not something we typically see or hear in ALS. There were important changes in important biomarkers in the phase 3 trial and better responses in people who started treatment in an earlier stage of the disease. The manuscript with full results is under review. Continued dialogue with the FDA on how to identify subsets of responder is critical as it is very likely that this treatment and many future treatments will work better in one group of people than another.”

Brian Wallach & Sandra Abrevaya Co-Founders, I AM ALS cited the 2019 ALS therapy Guidance document in their testimony and stated the following: “When the Guidance was finally released, the ALS community was filled with hope as it stressed the need for “regulatory flexibility in applying the statutory standards to drugs for serious diseases with unmet medical needs.” Moreover, it explicitly stated that “[w]hen making regulatory decisions about drugs to treat ALS, FDA will consider patient tolerance for risk and the serious and life-threatening nature of the condition in the context of statutory requirements for safety and efficacy.” They further addressed specific therapies and remarked, “The second, NurOwn, involves the extraction, enrichment and injection of a patient’s own stem cells. The Phase III trial for NurOwn® did not meet its overall primary endpoint. Going into the trial the drug company identified a score of 35 on the ALSFRS, the clinical assessment of a patient’s disease progression, as the mean expected score of patients when they first enrolled. In the end, more patients with lower ALSFRS scores enrolled in the trial than was expected. Thus, the actual mean ALSFRS was below 35. Of the patients who started the trial with a score of more than 35, they not only had a significantly higher response rate than those on placebo, but also their ALSFRS was two points higher than those on the placebo at the end of the trial. Given these results, why didn’t the FDA approve NurOwn® for at least those patients with ALSFRS scores above 35 and at the same time require the company to complete a confirmatory trial on the larger group? That is an approach that gives people living with ALS today a chance while giving the FDA more data. With a disease as complex and heterogeneous as ALS we need this type of flexibility and urgency from the FDA.” They closed their testimony with the following: “This generation of patients and our families demand better from ourselves, the medical community and policymakers. You have the power to help make ALS like MS, to change ALS from a “rare disease” to a disease that more than 1 million Americans are living with. Moreover, ALS is linked to Alzheimer’s, Parkinson’s and Frontotemporal Dementia, among others. Meaning if we cure ALS, we can help unlock cures for all. That is a future worth fighting for.”

The Act for ALS was signed into law on December 23, 2021. The law establishes grant programs to address neurodegenerative diseases, such as ALS and contains other related provisions. It authorized up to 100 million dollars per year for 5 years, $500 million dollars total. The Department of Health and Human Services (“HHS”) shall award grants to eligible entities for scientific research utilizing data from expanded access to investigational ALS treatments for individuals who are not otherwise eligible for clinical trials. The FDA shall award grants to public and private entities to cover the costs of research and development of drugs that diagnose or treat ALS and other rare neurodegenerative diseases. HHS shall also establish the Public-Private Partnership for Neurodegenerative Diseases between the NIH, the FDA, and at least one eligible entity (generally, an institution of higher education or a nonprofit organization). The partnership shall support the development and regulatory review of drugs that address ALS and other rare neurodegenerative diseases.

On June 23, 2022, the FDA released its Action Plan for Rare Neurogenerative Diseases including ALS. The action plan contains the FDA’s five-year strategy for bolstering scientific achievement and promoting innovation for rare neurodegenerative diseases by engaging in targeted activities including establishing the FDA Rare Neurodegenerative Diseases Task Force, establishing the public-private partnership for rare neurodegenerative diseases, developing disease-specific science strategies, and leveraging ongoing FDA regulatory science efforts. The action plan also includes a science strategy developed for ALS, which outlines activities that the FDA will conduct between June 2022 and June 2027 to address current challenges to ALS drug development. Further, on September 14, 2022, the FDA and NIH announced the launch of the Critical Path for Rare Neurodegenerative Diseases (CP-RND), a public-private partnership aimed at advancing the understanding of neurodegenerative diseases and fostering the development of treatments for ALS and other rare neurodegenerative diseases. The Critical Path Institute (C-Path) was selected as the convener of this partnership.

Brian Wallach, ALS patient and co-founder of the organization I AM ALS, stated regarding the passage of Act for ALS: “For 160 years, there has been no hope for those diagnosed with ALS. That changed tonight. Tonight, as a result of tens of thousands of ALS advocates working nonstop to make their voices heard and demanding the chance to live, hope has finally come to people living with ALS.”

In February 2023, the National Institute of Neurological Disorders and Stroke (“NINDS”), the lead institute for ALS research within the NIH, completed a strategic planning process to identify the highest priorities for research that will lead to the discovery of effective interventions for the diagnosis, treatment, management, prevention, or cure of ALS. Extensive feedback from a large and diverse group of contributors resulted in a comprehensive list of priorities for the ALS community.

Significant policy changes and Congressional actions taken have elevated the focus on research for ALS and other neurodegenerative diseases and increased funding sources to expedite therapy development. Examples of this include increased funding through Government Programs such as ACT for ALS and Congressionally Directed Medical Research Programs in addition to the growth and mobilization of ALS Congressional Caucus.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA marketing approval of our stem cell therapies, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between (a) the effective date of an IND and the submission date of a BLA plus (b) the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved stem cell therapy is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent and within 60 days of approval of the stem cell therapy. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

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

A combination product with a biological primary mode of action generally would be reviewed and approved pursuant to the biological product approval processes under the FDCA and PHSA. Under FDA regulations, combination products are subject to cGMP requirements applicable to both biological products and devices, including the requirements of the Quality System Regulation (“QSR”), applicable to medical devices.

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

Coverage and reimbursement status of any approved therapy carries significant uncertainty and risk related to the insurance coverage and reimbursement of newly approved products, and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue. In both the United States and foreign markets, our ability to commercialize our stem cell therapies successfully, and to attract commercialization partners for our stem cell therapies, depends in significant part on the availability of adequate financial coverage and reimbursement from third party payors, including, in the United States, governmental payors such as the Medicare, Medicaid and the Veterans Affairs Health programs. and private health insurers. Medicare is a federally funded program managed by the Centers for Medicare and Medicaid Services (the “CMS”) through local fiscal intermediaries and carriers that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state defined levels and who are otherwise uninsured that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern its individual program. Each third-party payor has its own process and standards for determining whether it will cover and reimburse a procedure or product. Factors payors consider in determining reimbursement are based on whether the product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

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

Some third-party payors also require pre-approval of coverage for new or innovative devices, biologics or drug therapies before they will reimburse healthcare providers that use such therapies. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any therapy that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as ASP and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for therapies may be reduced by mandatory discounts or rebates required by government healthcare programs. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our stem cell therapies and operate profitably. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our stem cell therapies.

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular stem cell therapy to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs and biologics, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including CMS, other divisions of the HHS (e.g., the Office of Inspector General (“OIG”)), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments. For example, our clinical research, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and similar state laws, each as amended, as applicable, including:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs; a person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute;
●	the federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery;
●	the anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

●	HIPAA, which includes federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
●	the federal transparency requirements under the Affordable Care Act (“ACA”), including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the HHS, CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
●	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

In addition to requirements of US federal and state law, we may also be subject to additional privacy restrictions around the world including Israel. Israel has implemented data protection laws and regulations, including the Israeli Protection of Privacy Law, 5741-1981 (the “PPL”). The PPL imposes certain obligations on the owners of databases containing personal data, including, e.g., a requirement to register databases with certain characteristics, an obligation to notify data subjects of the purposes for which their personal data is collected and processed and of the disclosure of such data to third parties, a requirement to respond to certain requests from data subjects to access, rectify, and/or delete personal data relating to them and an obligation to maintain the security of personal data. In addition, the Protection of Privacy Regulations (Data Security), 5777-2017, that entered into force in May 2018, impose comprehensive data security requirements on the processing of personal data. The Protection of Privacy Regulations (Transfer of Data to Overseas Databases), 5761-2001, further impose certain conditions on cross-border transfers of personal data from databases in Israel. Certain violations of the PPL are considered a criminal and/or a civil offense and could expose the violating entity to criminal, administrative, and financial sanctions, as well as to civil actions. Additionally, the Israel Privacy Protection Authority, or the Privacy Protection Authority, may issue a public statement that an entity violated the PPL, and such a determination could potentially be used against such entity in civil litigation. The Israeli Ministry of Justice has introduced amendments to the PPL designed, among other things, to enhance the Privacy Protection Authority’s investigative and enforcement powers (including powers to impose fines) and to broaden data subject rights.

Further, should we begin trials in or otherwise have operations in or collect data from individuals in the European Economic Area (the “EEA”), we will be subject to stringent European data protection rules. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA including personal health data, is subject to the General Data Protection Regulation 2016/679 (the “EU GDPR”), which became effective on May 25, 2018 and the United Kingdom General Data Protection Regulation, as tailored by the Data Protection Act 2018 (“UK GDPR”). The EU GDPR and UK GDPR are wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to ensuring an appropriate legal basis or condition applies to the processing of personal data, stricter requirements relating to the processing of sensitive data (such as health data), where necessary obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, conducting data protection impact assessment where there is high risk processing and taking certain measures when engaging third-party processors. The EU GDPR/UK GDPR also impose strict rules on the transfer of personal data to countries outside the EEA and the United Kingdom, respectively, including to the United States, and permit data protection authorities to impose large penalties for violations, including potential fines of up to €20 million or 4% of annual global revenues under the EU GDPR and up to £17.5 million or 4% of worldwide revenue for violations of the UK GDPR, whichever is greater. The EU GDPR/UK GDPR also confer a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR/UK GDPR. In addition, the EU GDPR/UK GDPR include restrictions on cross-border data transfers.

Despite Brexit, the EU GDPR and UK GDPR remain largely aligned. The UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce changes to the UK GDPR. Currently, the most impactful point of divergence relates to transfer mechanisms (i.e., the ability for EU/UK companies to transfer personal information to third countries, including the United States), because it requires us to implement a variety of different contractual clauses approved by EU or UK regulators. The European Commission has issued standard contractual clauses for data transfers from controllers or processors in the EU (or otherwise subject to the EU GDPR) to controllers or processors established outside the EU. The new standard contractual clauses require exporters to assess the risk of a data transfer on a case-by-case basis, including an analysis of the laws in the destination country. The UK is not subject to the European Commission’s new standard contractual clauses but has published a UK-specific transfer mechanism, which enables transfers from the UK. The UK-specific mechanism, the “International Data Transfer Agreement”, requires a similar risk assessment of the transfer as the standard contractual clauses. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework (the “Framework”), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with EU GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. This complexity and the additional contractual burden increases our overall risk exposure. There may be further divergence in the future, including with regard to administrative burdens.

Compliance with the EU GDPR and UK GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European or UK activities.

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

Healthcare reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjected drug manufacturers to new annual, nondeductible fees based on pharmaceutical companies’ share of sales to federal healthcare programs; imposed a new federal excise tax on the sale of certain medical devices; expanded healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance; expanded eligibility criteria for Medicaid programs by, thereby potentially increasing manufacturers’ Medicaid rebate liability; expanded the entities eligible for discounts under the Public Health Service Act’s pharmaceutical pricing program, also known as the 340B Drug Pricing Program; created requirements to report financial arrangements, commonly referred to as the Physician Payments Sunshine Act; created a requirement to annually report the identity and quantity of drug samples that manufacturers and authorized distributors of record provide to physicians; created a Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; created a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and established the Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to legislation amendments to the statute, including the BBA, will stay in effect through 2031 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On November 3, 2023, the U.S. District Court of South Carolina issued an opinion in Genesis Healthcare Inc. v. Becerra et al. that may lead to an expansion of the scope of patients eligible to access prescriptions at 340B pricing. The outcome of this judicial proceeding is uncertain. We continue to review developments impacting the 340B program.

The Inflation Reduction Act of 2022 (the “IRA”) includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

Competition

There are several clinical trials underway evaluating experimental treatments for ALS, of which only one is a cell-based trials being conducted by other commercial entities. Corestem, a Korean company has commercialized its NEURONATA-R® inj., an autologous bone marrow mesenchymal stem cell (BM-MSC) therapy for ALS in South Korea based on the results from a phase 2 Korean trial and although it has been reported that a phase 3 trial was authorized by the FDA, it is only being conducted in South Korea. The ongoing Phase 3 trial has an estimated completion of Q2 2026. Kadimastem’s AstroRx, derived from human embryonic stem cells, completed a Phase 1/2 trial, and a Phase 2a trial is set to begin in the US. Coya and Rapa Therapeutics are evaluating Tregs in Phase 2 and Phase 1/2, respectively. Ongoing Phase 3 trials involve AB Science (masitinib as an add-on to riluzole) and Ionis/Biogen (Ionis 363) in FUS-ALS.

Neuraltus Pharma’s NP001, which modulates macrophages, failed in Phase 2 but is being advanced by Neuvivo based on a potential subgroup showing efficacy.

The Healy platform trial includes seven ALS investigational therapies to date: Zilucoplan; Pridopidine; Trehalose; Verdiperstat; CNM-Au8; ABBV-CLS-7262: DNL343. To date none of the Healy Platform regimens have met primary or secondary endpoints. The Zilucoplan arm was stopped after futility analysis. Post-Hoc analysis and open label extension data from Pridopidine and CNM-Au8 have led to planned Phase 3 trial due to initiate in 2024. The Trehalose arm is fully enrolled and due to be read out. ABBV-CLS-7262 and DNL343 are both actively enrolling.

Approved treatments for Amyotrophic Lateral Sclerosis (ALS) primarily focus on managing symptoms rather than disease modification. Key opinion leaders and researchers suggest that a combination of therapies may be necessary for disease modification. Treatment decisions are typically determined by the patient’s symptoms, preferences and the stage of the disease. Currently, there are four FDA-approved ALS therapies—Riluzole, Radicava, Relyvrio, and Qalsody—each showing modest improvements in survival or ALS function.

Human Capital

We currently have 29 employees, all of whom are full-time. None of our employees is represented by a labor union. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and our success by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Item 1A.           RISK FACTORS

Summary of our Risks:

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in the section entitled “Risk Factors” in this Form 10-K. These risks include, among others:

●	If we fail to regain compliance with the continued listing requirements of Nasdaq, our Common Stock may be delisted and the price and liquidity of our common stock may be negatively impacted.
●	We are and could be further subject to securities class action litigation and other types of stockholder litigation.
●	We will need substantial additional funding to pursue our business objectives and continue our operations. If we are unable to raise capital when needed, we may be required to delay, limit, reduce or terminate our research or product development efforts or future commercialization efforts.
●	We have a history of losses and we expect to incur losses for the foreseeable future.
●	The continuing effects of the novel coronavirus disease, COVID-19, including the emergence of new variants, could adversely impact our business, including our clinical trials and supply chain.
●	Our product development programs are based on novel technologies and are inherently risky. The field of stem cell therapy is relatively new and our development efforts may not yield an effective treatment of human diseases.
●	Our NurOwn® stem cell therapy may not demonstrate safety and efficacy sufficient to obtain regulatory approval, and may not receive regulatory approval. Our NurOwn® stem cell therapy, even if approved, may not be accepted in the marketplace; therefore, we may not be able to generate significant revenue, if any.
●	If serious or unexpected adverse side effects are identified during the development of our NurOwn® stem cell therapy, we may need to abandon or limit its development.
●	Our success will depend in part on establishing and maintaining effective strategic partnerships and collaborations, which may impose restrictions on our business and subject us to additional regulation.
●	We have never manufactured our NurOwn® stem cell therapy at commercial scale and there can be no assurance that it can be manufactured in compliance with regulations at a cost or in quantities necessary to make it commercially viable.
●	Part of our business in the foreseeable future will be based on technology licensed from Ramot and if this license were to be terminated upon failure to make required royalty payments in the future, we would need to change our business strategy and we may be forced to cease our operations.
●	Technological and medical developments or improvements in conventional therapies could render the use of stem cells and our services and planned products obsolete.
●	We face substantial competition in developing cell therapies for ALS and other neurodegenerative diseases, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	It is uncertain to what extent the government, private health insurers and third-party payors will approve coverage or provide reimbursement for the therapies and products to which our services relate. Availability for such reimbursement may be further limited by an increasing uninsured population and reductions in Medicare and Medicaid funding in the United States.

●	We are exposed to fluctuations in currency exchange rates. The dollar cost of our operations in Israel will increase to the extent increases in the rate of inflation in Israel are not offset by a devaluation of the NIS in relation to the dollar, which would harm our results of operations.
●	Political, economic and military instability in Israel may impede our ability to execute our plan of operations. For example, due to the Israel-Hamas war and/or other military conflicts with Lebanon, Syria, Iran or other hostile countries may lead to difficulties in bringing operational personnel and equipment into Israel.

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

As a development stage pre-revenue company, we are in the early stages of executing our business plan. We had no operational revenues for the fiscal years ended December 31, 2020, December 31, 2021 December 31, 2022, or December 31, 2023. We are currently in the process of introducing the Company to strategic partners. In 2024 and the upcoming years, the Company will focus on initiating and completing a Phase 3b trial and commercialization of NurOwn® for ALS, if approved. We are unable, at this time, to foresee when we will generate operational revenues from strategic partnerships. If NurOwn® is approved by the FDA for ALS, we hope to commercialize and start generating revenues shortly thereafter. We expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs and commercialization efforts. These losses are expected to have an adverse impact on our working capital, total assets and stockholders’ equity.

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

The therapeutic treatment development and regulatory approval process is expensive, uncertain and time-consuming. As part of the regulatory process, we conduct clinical trials, for our NurOwn® stem cell therapy to demonstrate safety and efficacy in humans to meet the requirements of the FDA and regulatory authorities in other countries. We have completed our Phase 3 ALS trial and announced on February 2021 that the FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that FDA is seeking to support a BLA. On November 10, 2022, we announced that we had received a RTF letter from the FDA regarding our BLA. The FDA indicated that we could request a Type A meeting to discuss the content of the RTF letter, and the Type A meeting was held on January 11, 2023. We notified the FDA on February 6, 2023 of our decision to request the FDA to file the NurOwn® BLA for ALS over Protest. We submitted an amendment to our BLA on March 7, 2023, in which we responded to the majority of the items included in the RTF letter. Written notification was received on March 22, 2023 from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn® BLA for ALS. On September 27, 2023, we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On October 18, 2023, we announced that the FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. BrainStorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023 Brainstorm announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with the FDA and is viewed by the FDA as a withdrawal without prejudice. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023. On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for a SPA with the FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®. As an outcome of the meeting, BrainStorm will submit relevant documentation as outlined by the FDA to support the SPA. The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS.

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

We will need to acquire additional capabilities and effectively manage our operations and facilities to successfully pursue and complete future research, development and, if our NurOwn® stem cell therapy receives regulatory approval, commercialization efforts. Currently, we have no experience in commercial-scale manufacturing, managing of large-scale information technology systems or managing a large-scale distribution system. We will need to add personnel and expand our capabilities, which may strain our existing managerial, operational, regulatory compliance, financial and other resources. To do this effectively, we must:

●	train, manage and motivate a growing employee base;
●	accurately forecast demand for our treatment; and
●	expand existing operational, financial and management information systems.

We expect to expand our development, regulatory, manufacturing and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience growth in the number of our employees, which could be significant in nature as we near regulatory approval, and the scope of our operations, particularly in the areas of product development, regulatory affairs, manufacturing and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and our limited experience in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

If any contract manufacturing organization (“CMO”) with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another

CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

In addition, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic or future epidemics and may experience delays in their regulatory activities. If we are not successful in establishing regulatory compliant, scaled manufacturing capabilities, our commercialization could be delayed, which would further delay the period when we would be able to generate revenues from the sale of such of our products.

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

Manufacturing our NurOwn® stem cell therapy requires coordination internally among our employees and externally with physicians, hospitals and third-party suppliers and carriers. For example, a patient’s physician or clinical site will need to coordinate with us for the shipping of a patient’s bone marrow to our manufacturing facility, and we will need to coordinate with them for the shipping of the treatment components to them. Such coordination involves a number of risks that may lead to failures or delays in manufacturing our NurOwn® stem cell therapy, including:

●	failure to obtain a sufficient supply of key raw materials of suitable quality;
●	difficulties in manufacturing our stem cell therapies for multiple patients simultaneously;
●	difficulties in obtaining adequate patient-specific material, such as bone marrow samples, from physicians;
●	difficulties in completing the development and validation of the harvested cells required to ensure the consistency of our NurOwn® stem cell therapy;
●	failure to ensure adequate quality control and assurances in the manufacturing process as we increase production quantities;
●	difficulties in the timely shipping of patient-specific materials to us or in the shipping of the stem cell therapies to the treating physicians due to errors by third-party carriers, transportation restrictions or other reasons;
●	loss or destruction of, or damage to, patient-specific materials or our NurOwn® stem cell therapy during the shipping process due to improper handling by third-party carriers, hospitals, physicians or us;
●	loss or destruction of, or damage to, patient-specific materials or our NurOwn® stem cell therapy during storage at our facilities; and

●	loss or destruction of, or damage to, patient-specific materials or our NurOwn® stem cell therapy stored at clinical and future commercial sites due to improper handling or holding by clinicians, hospitals or physicians.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. For more information, see “Business – Other Healthcare Laws and Compliance Requirements.

Many states in the United States have enacted laws that regulate the privacy and/or security of certain types of personal information. For example, in California, the California Consumer Privacy Act (the “CCPA”), created a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, established new data privacy rights for consumers in the State of California, imposed special rules on the collection of consumer data from minors, and created a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. In addition, the California Privacy Rights Act (the “CPRA”) was passed in November 2020, and as of January 1, 2023, has imposed additional obligations on companies covered by the legislation. The CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to sensitive personal information and created a new state agency that is vested with authority to implement and enforce the CCPA. Although clinical trial data and protected health information subject to HIPAA are currently exempt from CCPA, we may be subject to the CCPA with respect to other personal information regarding California residents.

The CCPA mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Similar laws have been passed in numerous other states. These enacted consumer data privacy laws are substantially similar in scope and contain many of the same requirements and exceptions as the CCPA, including a general exemption for clinical trial data and limited obligations for entities regulated by HIPAA. These comprehensive consumer privacy laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. A number of other states have also proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

There are also states that are specifically regulating health information. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

The evolving compliance and operational requirements related to these various state data privacy and security laws impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Any failure or perceived failure by us to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Our ability to successfully commercialize our human therapeutic products will depend significantly on our ability to obtain acceptable prices and the availability of reimbursement to the patient from third-party payors, such as government and private insurance plans. Although we have commenced initial discussions with such parties, pricing for our product, if approved, is yet to determined. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be covered and paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other payors. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If reimbursement is not available, or is available only at limited levels, we may not be able to successfully commercialize our product candidates, if approved. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. A decision by a payor not to cover our gene therapies could reduce physician utilization of our products once approved, and have a material adverse effect on our sales, results of operations and financial condition. For more information, see “Business – Third Party Payor Coverage and Reimbursement.”

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about coverage and reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow the CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Factors payors consider in determining reimbursement are based on whether the product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

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

Further, as cost containment pressures are increasing in the health care industry, government and private payors adopt strategies designed to limit the amount of reimbursement paid to health care providers. Such cost containment measures may include:

●	Reducing reimbursement rates;
●	Challenging the prices charged for medical products and services;
●	Limiting services covered;
●	Decreasing utilization of services;
●	Negotiating prospective or discounted contract pricing;
●	Adopting capitation strategies; and
●	Seeking competitive bids.

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

We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for our product candidates, if we obtain regulatory approval;
●	our ability to set a price that we believe is fair for our products;
●	our ability to generate revenue and achieve or maintain profitability;
●	the level of taxes that we are required to pay; and
●	the availability of capital.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

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

Our business could be adversely affected by the effects of health epidemics, including any ongoing public health crises, in regions where we operate.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Although the U.S. government has declared an end to the Public Health Emergency related to COVID-19, there may be lingering effects of the COVID-19 pandemic on our business. The COVID-19 may continue to impact the United States, Europe and Israel, where we conduct our operations, as well as our clinical trials for NurOwn®. The full extent to which the COVID 19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted at this time, including new information that may emerge concerning COVID 19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

The adverse impact of public health crises such as pandemics or similar outbreaks in the countries and regions where we have concentrations of potential clinical trial sites or other business operations and where several of our third-party suppliers and contractors are located could adversely affect our business, including by causing significant disruption in the operations of third parties upon whom we rely. The COVID-19 endemic presented a substantial public health and economic challenge around the world and affected employees, patients, communities and business operations, as well as the U.S. economy and financial markets.

Political, economic and military instability in Israel may impede our ability to execute our plan of operations.

Our principal operations and the research and development facilities of the scientific team funded by us under the Second Ramot Agreement are located in Israel. Accordingly, political, economic and military conditions in Israel may affect our business and operations are directly affected by economic, political, geopolitical and military conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region. Acts of random terrorism periodically occur which could affect our operations or personnel. The conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel. Ongoing or revived hostilities or other factors related to Israel could harm our operations and research and development process and could impede our ability to execute our plan of operations.

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

Although we currently do not expect the ongoing conflict to affect our customers, manufacturing, research and development, supply chain, commercialization activities and current clinical studies, there can be no assurances that further unforeseen events will not have a material adverse effect on us or our operations in the future.

The Israel Defense Force (the “IDF”), the national military of Israel, is a conscripted military service, subject to certain exceptions. Since October 7, 2023, the IDF has called up more than 350,000 of its reserve forces to serve. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, may have unintended negative effects and adversely impact our results of operations, liquidity or cash flows.

It is currently not possible to predict the duration or severity of the ongoing conflict or its efforts on ours business, operations and financial conditions. The ongoing conflict is rapidly evolving and developing, and could disrupt our business and operations, interrupt our sources and availability of supply and hamper our ability to raise additional funds or sell our securities, among others.

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

If our or our vendors’ security measures are breached or unauthorized access to individually identifiable health information or other personally identifiable information is otherwise obtained, our reputation may be harmed, and we may incur significant liabilities.

Unauthorized access to, or cybersecurity incidents relating to, our or our vendors’ systems and databases could result in unauthorized access to data and information loss, compromise, or corruption of such data and information. Cybersecurity incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, social engineering, and other deliberate attacks and attempts to gain unauthorized access. Because the techniques used by threat actors who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques.

In the event of a cybersecurity incident, we could suffer loss of business, severe reputational damage adversely affecting investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation and other liabilities. For example, the loss of preclinical study or clinical trial data from completed or future preclinical studies or clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or cybersecurity incident were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

We have incurred and expect to incur significant expenses to try to prevent cybersecurity incidents, including costs related to deploying additional personnel and protection technologies, training employees, and engaging third-party solution providers and consultants. Although we expend resources in an effort to protect our customer data against potential theft and cybersecurity incidents, we have been subject to attempted cyber-attacks in the past, and such measures cannot provide absolute security. Moreover, as we outsource more of our information systems to vendors and rely more on cloud-based information systems, the related security risks will increase, and we will need to expend additional resources to protect our technology and information systems.

Despite our efforts, we remain at risk for cybersecurity incidents, including, without limitation, incidents that may occur as a result of third-party action, or employee, vendor or contractor error or malfeasance and other causes. If, in the future, we experience a material cybersecurity incident, we would likely experience harm to our reputation, financial performance, and customer and vendor relationships, and the possibility of litigation or regulatory investigations or actions by state and federal governmental authorities and non-U.S. authorities. Additionally, actual, potential, perceived or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants.

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

On August 15, 2022, we announced our decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS. The BLA was filed on September 9, 2022. On November 10, 2022, we announced that we had received a RTF letter from the FDA regarding our BLA for NurOwn® for the treatment of ALS. The FDA informed us that the BLA is not sufficiently complete to enable a substantive review and that the FDA would therefore not file the BLA. The RTF letter contained a list of topics the FDA provided to BrainStorm as rationale for the BLA file being not sufficiently complete to enable a substantive review. According to the FDA, these reasons included one item related to the trial not meeting the standard for substantial evidence of effectiveness and CMC related items. The FDA indicated that we may request a Type A meeting to discuss the content of the RTF letter. On December 12, 2022, we announced the submission of a Type A meeting request with the FDA to discuss the contents of the RTF letter previously issued by the FDA regarding our BLA for NurOwn® for the treatment of ALS. On December 27, 2022, we announced that the FDA granted a Type A meeting to discuss the contents of the RTF letter previously issued regarding our BLA for NurOwn® for the treatment of ALS. The Type A Meeting was held on January 11, 2023.

The perspective shared by the FDA review team reflected what was in the previously issued RTF letter. Conversations on the best pathway to resolve the outstanding questions that continued following the Type A meeting. During these discussions, we were presented with multiple options to return the BLA to regulatory review, which included the regulatory procedure to File over Protest. These discussions resulted in our requesting the FDA to file our BLA over Protest, as this was the regulatory procedure that would allow us to reach an ADCOM in the shortest amount of time. We notified the FDA on February 6, 2023 of our decision to request the FDA to file the NurOwn® BLA for ALS over protest.

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

If convened, an advisory committee may recommend against approval of a BLA or may recommend that the FDA require, as a condition of approval, additional preclinical studies, clinical trials or investigations, limitations on approved labeling or distribution and use restrictions. Even if an advisory committee makes a favorable recommendation, the FDA may still not approve the product candidate.

On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023. On September 27, 2023, we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023. On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for a Special Protocol Assessment (SPA) with FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®. The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS. Even if a stem cell therapy is approved by the Israeli MoH, the FDA or any other regulatory authority, we may not obtain approval for an indication whose market is large enough to recoup our investment in that stem cell therapy. We may never obtain the required regulatory approvals for any of our stem cell therapies. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market.

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

The FDA’s agreement to any Special Protocol Assessment with respect to the study design of our planned Phase 3b clinical trial of NurOwn® for the treatment of ALS does not guarantee any particular outcome from regulatory review, including ultimate approval, and may not lead to a successful review or approval process.

We have submitted a SPA request to the FDA for a Phase 3b clinical trial of NurOwn® for the treatment of ALS. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs and biologics by allowing the FDA to evaluate the proposed design and size of certain clinical or animal studies, including clinical trials that are intended to form the primary basis for determining a product candidate’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding protocol design and scientific and regulatory requirements. The FDA aims to complete SPA reviews within 45 days of receipt of the request. The FDA ultimately assesses whether specific elements of the protocol design of the trial, such as entry criteria, dose selection, endpoints and/or planned analyses, are acceptable to support regulatory approval of the product with respect to the effectiveness of the indication studied. All exchanges between the FDA and the sponsor regarding an SPA must be clearly documented in an SPA letter or the minutes of a meeting between the sponsor and the FDA.

Although the FDA may agree to an SPA, an SPA agreement does not guarantee approval of a product. Even if the FDA agrees to the design, execution, and analysis proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement in certain circumstances. In particular, an SPA agreement is not binding on the FDA if public health concerns emerge that were unrecognized at the time of the SPA agreement, other new scientific concerns regarding product safety or efficacy arise, the sponsor company fails to comply with the agreed upon trial protocols, or the relevant data, assumptions or information provided by the sponsor in a request for the SPA change or are found to be false or omit relevant facts.

In addition, even after an SPA agreement is finalized, the SPA agreement may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if the FDA and the sponsor agree in writing to modify the protocol. Generally, such modification is intended to improve the study. The FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

Moreover, if the FDA revokes or alters any agreement reached under a SPA, or interprets the data collected from the clinical trial differently than we do, the FDA may not deem the data sufficient to support an application for regulatory approval of NurOwn® for the treatment of ALS.

Even though we have obtained Fast Track designation for NurOwn® for the treatment of ALS in the United States, Fast Track designation by the FDA may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

If a biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for FDA Fast Track designation for a particular indication. The FDA has granted Fast Track designation for NurOwn® for the treatment of ALS and we may seek Fast Track designation for certain other of our current or future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates. If granted, Fast Track designation makes a product eligible for more frequent interactions with the FDA to discuss the development plan and clinical trial design, as well as rolling review of the application, which means that the company can submit completed sections of its marketing application for review prior to completion of the entire submission. Marketing applications of products candidates with Fast Track designation may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide any assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

Even though we have obtained Orphan Drug Designation for NurOwn® for the treatment of ALS in the United States and EU, and we may apply for Orphan Drug Designation for other product candidates, we may not be able to obtain such designations or maintain the benefits associated with orphan drug status, including orphan drug marketing exclusivity.

Regulatory authorities in some jurisdictions, including the United States and EU, may designate drugs or biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In order to obtain Orphan Drug Designation, the request must be made before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

In the EU, the Committee for Orphan Medicinal Products of the EMA grants orphan designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition, which either affects not more than five in 10,000 persons in the EU, or products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that the medicine would generate sufficient return to justify the necessary investment in its development. In each case, there must be no satisfactory method of diagnosis, prevention, or treatment which is authorized for marketing in the EU, or, if a method exists, the product would be of significant benefit to those affected by the condition.

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

On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017 (“FDARA”). FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation to require that a sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Even if we obtain regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and product listing, as well as continued compliance by us and/or any future CMOs CROs for any post-approval clinical trials that we conduct. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a REMS, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the U.S. Federal Trade Commission, the Department of Justice (“DOJ”), the Office of Inspector General (“OIG”) of the HHS, state attorneys general, members of the U.S. Congress and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign entities and stakeholders. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or comparable foreign bodies. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to corrective information to healthcare practitioners, injunctions, or civil or criminal penalties.

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

The issuance or grant of a patent is not irrefutable as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. We may in the future, become subject to a third-party pre-issuance submission of prior art or opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceeding and other similar proceedings challenging our patent rights or the patent rights of others in the USPTO or other foreign patent office. An unfavorable determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or extinguish our ability to manufacture or commercialize products without infringing third-party patent rights.

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

We are and could be further subject to securities class action litigation and other types of stockholder litigation.

The stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, in November 2023, a purported stockholder filed a lawsuit against us and certain of our officers captioned Sporn v. Brainstorm Cell Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of New York, and in February 2024, two derivative actions were filed in the same court (see “Item 3. Legal Proceedings” for a more detailed description of these matters). We could also be subject to other types of litigation, which may involve claims of breach of fiduciary duties by our directors or officers for misuse/mismanagement of company assets/resources or conflicts of interest. Any such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition.

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

Item 1B.           UNRESOLVED STAFF COMMENTS

None.

Item 1C.CYBERSECURITY SECTION

Cybersecurity Risk Management and Strategy

In recognition of the evolving cybersecurity threat landscape, we acknowledge the increasing sophistication and frequency of cybersecurity incidents, including unauthorized access to critical health information and other personal data. Although we cannot completely protect against the possibility of a cybersecurity incident occurring, we take proactive measures designed to help prevent and mitigate risks from cybersecurity threats, including measures implemented by our third-party managed services provider. We are dedicated to investing in our cybersecurity infrastructure in an effort to safeguard our data confidentiality, integrity, and availability, and uphold the trust of our stakeholders.

As part of our cybersecurity procedures, we leverage a number of security tools, including but not limited to email filters, firewalls, and antivirus protection. We also test certain of our applications for vulnerabilities. In an effort to raise cybersecurity awareness, we work with an external partner to send email notices to our employees regarding cybersecurity best practices.

We work to mitigate risks from cybersecurity threats stemming from third-party vendors by providing them with access only to systems that they need to provide services to us. We are currently developing processes to enhance our vendor management processes.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time to time experienced threats that could affect our information or systems.

Cybersecurity Governance

Our Chief Business Officer (“CBO”) is responsible for day-to-day management of our cybersecurity strategy. Our CBO manages the Company’s response to risks from cybersecurity threats, and works with our managed services provider to implement cybersecurity controls.

The Audit Committee of our Board of Directors is primarily responsible for overseeing the Company’s compliance and risk management obligations.

Item 2.            PROPERTIES

Corporate Headquarters and other office space

Our United States corporate headquarters are located at 1325 Avenue of Americas, 28th Floor, New York, NY 10019. We also maintain an office in Burlington, Massachusetts. Our Israeli Subsidiary is party to a lease agreement for the lease of premises in 12 Basel Street, Petach Tikva, Israel, which include approximately 950 square meters of office and laboratory space.

In addition, we currently lease the GMP manufacturing center in Tel Aviv at the Sourasky Hospital to manufacture NurOwn®. This center increases our capacity and expand our ability to manufacture and ship NurOwn® into the EU and local Israeli markets.

We believe that the current office, laboratory space, and cleanroom are adequate to meet our needs for research and development, clinicals trials and administrative operations.

Item 3.           LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of operations in the normal course of business, which we consider routine and incidental to our business.

Between November 1, 2023 and February 15, 2024, three lawsuits were filed in the U.S. District Court for the Southern District of New York by purported shareholders of the Company.

On November 1, 2023, a purported shareholder of the Company filed a putative securities class action complaint against the Company and certain of its officers, captioned Sporn v. Brainstorm Cell Therapeutics Inc., et al., Case No. 1:23-cv-09630 (the “Securities Complaint”), in the United States District Court for the Southern District of New York (the “Securities Action”). The Securities Action alleges violations of Sections 10(b) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder against all defendants and control person violations of Section 20(a) against the individual defendants, relating to NurOwn® for the treatment of ALS, the Company’s submissions to and communications with the FDA in support of the approval of NurOwn® for the treatment of ALS, and the prospects of future approval of NurOwn® by the FDA. The Securities Action seeks, among other things, damages in connection with an allegedly inflated stock price between August 15, 2022 and September 27, 2023, as well as attorneys’ fees and costs. The lead plaintiff’s deadline to file an Amended Complaint in the Securities Action is April 1, 2024; and the Company’s and individual defendants’ deadline to respond to the Amended Complaint is May 31, 2024.

On February 14, 2024, February 15, 2024, and March 21, 2024, three purported shareholders of the Company filed derivative action complaints against the Company as nominal defendant and certain of its officers, current and former directors, and members of its scientific advisory board, captioned Porteous v. Lebovits, et al., Case No. 1:24-cv-01095; Andrev v. Lebovits, et al., Case No. 1:24-cv-1101; and Holtzman v. Lebovits, et al., Case No. 1:24-cv-02139 (the “Derivative Complaints”) in the United States District Court for the Southern District of New York (the “Derivative Actions”). The Derivative Actions, brought on behalf of the Company, each assert state law claims for breach of fiduciary duty and unjust enrichment against the individual defendants. The complaint in Holtzman also asserts state law claims against the individual defendants for abuse of control, gross mismanagement, corporate waste, a claim against the individual defendants for violations of Section 14(a) of the Securities and Exchange Act of 1934, as amended, and a claim against two officer defendants for contribution under Sections 10(b) and 21D of the Exchange Act. The Derivative Complaints allege that the individual defendants breached their fiduciary duties and duties under the Exchange Act in connection with the Company’s internal controls relating to, as with the allegations in the Securities Complaint, NurOwn® for the treatment of ALS, the Company’s submissions to and communications with the FDA in support of the approval of NurOwn® for the treatment of ALS, and the prospects of future approval of NurOwn® by the FDA their actions or omissions could not have been a good faith exercise of prudent business. The Derivative Actions seek among other things, monetary damages and disgorgement of performance-based compensation granted in connection with an allegedly inflated stock price between August 15, 2022 and September 27, 2023, as well as attorneys’ fees and costs.

The Company intends to vigorously defend against the lawsuits.

Item 4.           MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is currently traded on the Nasdaq Capital Market under the symbol “BCLI”.

Record Holders

As of March 27, 2024, there were approximately 30 holders of record of our Common Stock.

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

Results of Operations

For the period from inception (September 22, 2000) until December 31, 2023, we did not generate any revenues from operations. In addition, we incurred operating costs and expenses of approximately $17,192,000 during the year ended December 31, 2023.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the year ended December 31, 2023 were $10,746,000, a decrease of $3,210,000 compared to $13,956,000 for the year ended December 31, 2022.

This decrease is due to: (i) a decrease of $2,204,000 in connection with costs related to the Phase 3 Clinical Trials; (ii) a decrease of $1,146,000 for costs related to payroll expenses and (iii) a decrease of $841,000 in connection with materials, depreciation and rent and other costs. This decrease was partially offset by (i) an increase of $726,000 for costs related to stock-based compensation expenses; (ii) a decrease of $200,000 in participation under various awarded grants in 2022 and (iii) an increase of $55,000 for costs related to travel and depreciation.

General and Administrative

General and administrative expenses for the years ended December 31, 2023 and 2022 were $10,693,000 and $10,866,000, respectively. The decrease of $173,000 in general and administrative expenses is mainly due to: (i) a decrease of $919,000 in stock-based compensation expenses and (ii) a decrease of $782,000 in the rent costs, depreciation and costs of our investor relations and public relations activities. This decrease was partially offset by an increase of $1,013,000 in payroll expenses and increase of $515,000 in the travel costs, consultants and stock costs.

Financial Expenses

Financial expense for the year ended December 31, 2023 was $447,000 as compared to financial income of $545,000 for the year ended December 31, 2022 due to interest earned on our cash, cash equivalents and short-term deposits and due to conversion exchange rates that was offset by financial expenses of $169 related to issuance costs of warrants that were classified as a liability.

Net Loss

Net loss for the year ended December 31, 2023 was $17,192,000, as compared to a net loss of $24,277,000 for the year ended December 31, 2022. Net loss per share for the year ended December 31, 2023 and December 31, 2022 was $0.40 and $0.66, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the year ended December 31, 2023 was 43,075,938 compared to 36,509,060 for the year ended December 31, 2022.

The increase in the weighted average number of shares of Common Stock used in computing basic loss per share for the year ended December 31, 2023 was due to: (i) the issuance of shares to employees and directors; (ii) issuance and sale of shares of Common Stock pursuant to the Distribution Agreement and (iii) issuance of shares for private placement.

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

Management expects that the Company will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. The Company has completed regulatory review of the BLA for NurOwn for the treatment of ALS with the withdrawal of the BLA on November 3, 2023. The decision to withdraw the BLA was coordinated with FDA and is viewed by FDA as a withdrawal without prejudice. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023. On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for a Special Protocol Assessment (SPA) with FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®. The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS.

If the Company is not able to raise additional capital for these purposes, the Company may not be able to continue to function as a going concern. The Company’s consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via the ATM programs and through various grants. At December 31, 2023 cash, cash equivalents and restricted cash amounted to $1,485,000.

Net cash used in operating activities for the year ended December 31, 2023 was $20,627,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash provided by investing activities for the year ended December 31, 2023 was $2,008,000 representing primarily a net decrease in short-term deposits and purchase of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2023 was $19,147,000 from sales of common stock under the August 9, 2021 ATM programs and proceeds from issuance of shares for private placement.

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the year ended December 31, 2023, the Company has sold 19,110,741 shares of Common Stock for gross proceeds of approximately $12,937,268 under the August 9, 2021, ATM.

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

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the year ended December 31, 2023, the Company has sold 19,110,741 shares of Common Stock for gross proceeds of approximately $12,937,268 under the August 9, 2021, ATM.

Recent Sales of Unregistered Securities:

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

We expect that we will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. If we are granted an SPA with the FDA, additional capital raise will be needed to conduct a Phase 3b trial in ALS, to commercialize NurOwn® for ALS, and for future trials that may be needed for other indications. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our product candidates, along with cost to commercialize these product candidates.

We anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may incur debt, license certain intellectual property, and seek to sell additional equity or convertible securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of equity or convertible securities, these securities could have rights or preferences senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

●	our ability to obtain funding from third parties, including any future collaborative partners;
●	the scope, rate of progress and cost of our clinical trials and other research and development programs;
●	the time and costs required to gain regulatory approvals;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
●	the costs of filing, prosecuting, defending and enforcing patents, patent applications, patent claims, trademarks and other intellectual property rights;
●	any product liability or other lawsuits related to our product candidates;
●	the expenses needed to attract and retain skilled personnel;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	the general and administrative expenses related to being a public company;
●	the effect of competition and market developments; and
●	future pre-clinical and clinical trial results.

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

AS OF DECEMBER 31, 2023

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

BRAINSTORM CELL THERAPEUTICS Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brainstorm Cell Therapeutics Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of comprehensive loss, Stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Stock-Based Compensation to Employees and Directors – Stock Options — Refer to Note 10 to the financial statements

Critical Audit Matter Description

The Company issues various types of equity awards, including stock options. During the year ended December 31, 2023, the Company issued stock options for 418,600 shares and recorded stock option related compensation expense of $137 thousand. The Company estimated the fair value of these stock options granted using the Black-Scholes option pricing model. The option pricing model required the Company to make a number of assumptions, of which the most significant are expected stock price volatility and the expected option term. Expected volatility was calculated based upon actual historical stock price movements over the period equal to the expected option term, which was calculated using the simplified method.

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

April 1, 2024

We have served as the Company’s auditor since 2008.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	December 31,
	2023	2022

	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$1,300	$772
Short-term deposit (Note 8)	—	2,211
Other accounts receivable	51	91
Prepaid expenses and other current assets (Note 4)	548	32
Total current assets	$1,899	$3,106

Long-Term Assets:
Prepaid expenses and other long-term assets	$22	$23
Restricted Cash	185	—
Operating lease right of use asset (Note 5)	1,416	4,389
Property and Equipment, Net (Note 6)	686	933
Total Long-Term Assets	$2,309	$5,345

Total assets	$4,208	$8,451

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payables	$4,954	$6,224
Accrued expenses	1,240	84
Operating lease liability (Note 5)	603	1,427
Employees related liability	1,003	1,065
Total current liabilities	$7,800	$8,800

Long-Term Liabilities:
Operating lease liability (Note 5)	672	2,666
Warrants liability (Note 9)	594	—
Total long-term liabilities	$1,266	$2,666

Total liabilities	$9,066	$11,466

Stockholders’ Deficit:
Stock capital: (Note 10)	13	12

Common Stock of $0.00005 par value - Authorized: 100,000,000 shares at December 31, 2023 and December 31, 2022 respectively; Issued and outstanding: 60,489,208 and 36,694,078 shares at December 31, 2023 and December 31, 2022 respectively.

Additional paid-in-capital	210,258	194,910
Treasury stocks	(116)	(116)
Accumulated deficit	(215,013)	(197,821)
Total stockholders’ deficit	$(4,858)	$(3,015)

Total liabilities and stockholders’ deficit	$4,208	$8,451

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands

(Except share data)

	Year ended
	December 31,
	2023	2022

	U.S. $ in thousands
Operating expenses:

Research and development, net (Note 12)	$10,746	$13,956
General and administrative	10,693	10,866

Operating loss	(21,439)	(24,822)

Financial income (expense), net	(447)	545

Gain on change in fair value of Warrants liability (Note 9)	4,694	—

Net loss	$(17,192)	$(24,277)

Basic and diluted net loss per share	$(0.40)	$(0.66)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	43,075,938	36,509,060

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number	Amount	capital	stocks	deficit	Equity (deficit)
Balance as of January 1, 2022	36,401,413	$12	$192,990	(116)	$(173,544)	$19,342

Stock-based compensation related to stock and options granted to directors and employees	140,366	*	1,682	—	—	1,682
Issuance of shares in at-the-market (ATM) offering (Note 10)	152,299	*	238	—	—	238
Net loss	—	—	—	—	(24,277)	(24,277)

Balance as of December 31, 2022	36,694,078	12	194,910	(116)	(197,821)	(3,015)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number	Amount	capital	stocks	deficit	equity
Balance as of January 1, 2023	36,694,078	$12	$194,910	(116)	$(197,821)	$(3,015)

Stock-based compensation related to stock and options granted to directors and employees	630,334	*	1,490	—	—	1,490
Issuance of shares in at-the-market (ATM) offering (Note 10)	19,110,741	1	11,880	—	—	11,881
Issuance of shares for private placement (Note 10)	4,054,055	*	1,978	—	—	1,978
Net loss	—	—	—	—	(17,192)	(17,192)

Balance as of December 31, 2023	60,489,208	13	210,258	(116)	(215,013)	(4,858)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	December 31,
	2023	2022

	U.S. $ in thousands
Cash flows from operating activities:

Net loss	$(17,192)	$(24,277)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	265	285
Stock-based compensation related to options granted to employees and directors	1,490	1,682
Change in operating lease liability, net	155	(594)
Decrease (increase) in prepaid expenses and other accounts receivable	(475)	1,067
Increase (decrease) in trade payables	(1,270)	2,524
Gain on change in fair value of warrants (Note 9) (*)	(4,525)	—
Increase (decrease) in employees related liability and accrued expenses	1,094	(7)
Total net cash used in operating activities	$(20,458)	$(19,320)

The accompanying notes are an integral part of the consolidated financial statements.

(*) Presented after neutralizing costs of issuance.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended
	December 31,
	2023	2022

	U.S. $ in thousands
Cash flows from investing activities:

Purchase of property and equipment	(18)	(29)
Changes in short-term deposit	2,211	1,027
Total net cash provided by investing activities	$2,193	$998

Cash flows from financing activities:
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 10)	11,881	238
Proceeds from Issuance of shares for private placement (Note 10) (*)	7,097	—
Total net cash provided by financing activities	$18,978	$238
Increase (decrease) in cash and cash equivalents	713	(18,084)

Cash, cash equivalents and restricted cash at the beginning of the period	$772	$18,856

Cash, cash equivalents and restricted cash at end of the period	$1,485	$772

(*) Presented after neutralizing costs of issuance.

	Year ended
	December 31,
	2023	2022

Non-Cash Activities:	USD in thousands
Right of use (“ROU”) asset recognized with corresponding lease liability, resulted from new lease agreement (Note 5)	—	1,576
ROU asset decreased, resulted from lease modification (Note 5)	1,695	—
Lease liability decreased, resulted from lease modification (Note 5)	1,395
Finance expenses resulted from lease modification (Note 5)	300

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 1    -    GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all the research and development activities of the Company. BCT formed wholly-owned subsidiaries Brainstorm Cell Therapeutics UK Ltd., in the United Kingdom on February 19, 2013 (currently inactive), Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019.

The Company’s common stock, $0.00005 par value per share (the “Common Stock”) is publicly traded on the Nasdaq Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. (“Ramot”), (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as Amytrophic Lateral Scelorosis (ALS, also known as Lou Gherig Disease), Progressive Multiple Sclerosis (PMS) and Parkinson’s disease. The Company developed a proprietary process, called NurOwn®, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.
C.	Since its inception, the Company has devoted substantially all its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of December 31, 2023, the Company had an accumulated deficit of approximately $215,000. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain.

On October 24, 2023 the Company announced a strategic realignment to enable accelerated development of NurOwn® for the treatment of ALS. To fund the Phase 3b study and ALS priorities, the Company is actively exploring various options to raise capital including non-dilutive grants and capitalizing on its exosome technology. At the same time, the Company reduced and refocused resources by streamlining clean room operations and undertaking a targeted reduction in headcount of approximately 30 percent. Positions most critical to the implementation of the Phase 3b trial and regulatory submission and review were retained. The strategic realignment included approximately 50% reduction in key operating expenses, including payroll, clean room facilities, lab materials and rent. As a result of the reduction in headcount, the company incurred compensation expenses for termination of employment agreements with employees in the total amount of $ 910, which was recorded on December 31, 2023 as accrued expenses.

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

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 2    -    SIGNIFICANT ACCOUNTING POLICIES (Cont.)

E.	Cash and cash equivalents and restricted cash:

Cash and cash equivalents include cash in hand and short-term highly liquid investments that are readily convertible to cash with maturities of three months or less as of the date acquired and that are exposed to insignificant risk of change in value.

Restricted cash consists of deposits pledged to a bank that provided guarantee in connection with a long-term operating lease.

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

ASC 820, “Fair Value Measurements and Disclosures, (“ASC 820”), defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact. The Company also considers assumptions that market participants would use when pricing the asset or liability, such as, inherent risk, transfer restrictions and risk of nonperformance. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

Level 1 - Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 - Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable inputs for similar assets or liabilities. These include quoted prices for identical or similar assets or liabilities in active markets and quoted prices for identical or similar assets of liabilities in markets that are not active;

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s warrants liability is classified within Level 3 of the fair value hierarchy because of the volatility input incorporated in the Company’s Black-Scholes model at inception and on subsequent valuation dates involves unobservable inputs.

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2023 and December 31, 2022, since all such securities have an anti-dilutive effect.

L.	Research and development expenses, net:

Research and development expenses are charged to the statement of operations as incurred.

Royalty-bearing grants from the Israel Innovation Authorities (“IIA”) and a non-dilutive, non-royalty-bearing grant from CIRM for funding approved research and development projects are recognized at the time the Company is entitled to such grants, based on the costs incurred and applied as a deduction from research and development expenses.

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

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 2    -    SIGNIFICANT ACCOUNTING POLICIES (Cont.)

N.	Lease accounting (Cont)

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

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of December 31, 2023, the company didn’t record any commitments and contingencies.

Q.	Recent Accounting Standards Updates Not Yet Effective:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – “Improvements to Income Tax Disclosures”. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted starting January 1, 2025. Early adoption is permitted, and the amendments should be applied on a prospective basis. The Company is currently evaluating the effect of adopting the ASU on its disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. In addition, it provides new segment disclosure requirements for entities with a single reportable segment. The guidance will be effective for the Company for annual periods beginning January 1, 2024 and for interim periods beginning January 1, 2025. Early adoption is permitted. The Company is currently evaluating the impact on its financial statement disclosures.

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

Capitalized terms set forth above which are not defined shall have the meanings attributed to them under the License Agreement.

NOTE 4    -    PREPAID EXPENSES

As of December 31, 2023, and 2022, prepaid expenses include directors’ insurance of $525 and zero, accordingly.

NOTE 5    -    LEASES

A.

During November 2021, BCT entered into a new lease agreement, which replaced the previous agreement that was valid until December 31, 2021, in 12 Basel Street, Petach Tikva, Israel. The rental area is approximately 1,000 square meters of office and laboratory space, including an animal research facility. The new lease agreement came into force on January 1, 2022 and is valid for 60 months and includes an extension option for an additional 60 months. The extension period was not considered by the Company as part of the right of period of use, since the Company has not reasonably certain to exercise that option. The monthly lease payments under this lease agreement will be $18. As a result, the Company recognized a new ROU asset from January 2022 in the amount of $1,576.

B.

On October 31, 2023, BCT reached agreements with its lessor to change the original lease agreement for the lease of 3 clean rooms at 6 Weizman Street, Tel Aviv, so that the change will include an amendment to the lease contract so that starting on October 31, 2023, the company will lease one clean room and an office till November 30, 2025. The amendment was accounted as a lease modification that decreased the scope of the lease (“partial termination”) and was treated as a separate lease component. As a result of the partial termination, the Company remeasured its lease liability and reflect the change as an adjustment to the premodification lease liability. The right of use asset was reduced on the same time on a proportionate basis. As a result, the Company decreased its lease liability and its ROU in the amount of $1,395 and $1,695 respectively. The difference was recorded as finance expenses.

C.

As of December 31, 2023, and 2022, total right-of-use assets was approximately $1,416 and $4,389 and the operating lease liabilities for remaining long term lease was approximately $1,275 and $4,093, respectively. In the year ended December 31, 2023 and 2022, the Company recognized approximately $1,467 and $975, respectively in total lease costs for the leases. Variable lease costs for the year ended December 31, 2023 were immaterial.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 5    -    LEASES (Cont.)

Supplemental cash flow and total lease cost information was as follows:

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2023	2022
Cash payments for operating leases	1,313	1,538
Operating lease expense	1,321	1,514
Finance lease expense (income)	146	(569)

For supplemental noncash information on lease liabilities arising from obtaining right-of-use assets, refer to non-cash activities note in the consolidated statements of cash flows.

As of December 31, 2023, the Company’s operating leases had a weighted average remaining lease term of 2.36 years and a weighted average discount rate of 8.66%. Future lease payments under operating leases as of December 31, 2023 were as follows:

Operating
Leases
2024	611
2025	576
2026	189
Total future lease payments	1,376
Less imputed interest	(101)
Total lease liability balance	1,275

NOTE 6    -    PROPERTY AND EQUIPMENT

Composition:

	December 31,
	2023	2022

	U.S. $ in thousands
Cost:
Office furniture and equipment	75	75
Computer software and electronic equipment	249	246
Laboratory equipment	2,288	2,273
Leasehold improvements	837	837
	3,449	3,431
Accumulated depreciation:
Office furniture and equipment	51	48
Computer software and electronic equipment	246	237
Laboratory equipment	1,680	1,442
Leasehold improvements	786	771
	2,763	2,498
Depreciated cost	686	933

Depreciation expenses for the years ended December 31, 2023 and December 31, 2022 were $265 and $285, respectively.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 7    -    COMMITMENTS AND CONTINGENCIES

A.	Commitments to pay royalties to the IIA:

BCT obtained from the Chief Scientist of IIA grants for participation in research and development for the years 2007 through 2020, and, in return, BCT is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of Libor per annum. Through the year ended December 31, 2023, there were no grants obtained.

B.

In addition to the royalties which the Company is required to pay to Ramot on its Commercialization of the Licensed Product as described in Note 3 hereof, the Company has other financial obligations under the License Agreement, including without limitation, certain research funding commitments as well as a commitment to reimburse Ramot for all of its documented Licensed Product patent-related expenses. Pursuant to the License Agreement, in the event the Company elects not to reimburse Ramot for any specific patent expenses, the Company’s corresponding Commercialization rights will be terminated by Ramot. By way of example, if the Company elects, in its sole discretion, not to reimburse Ramot’s patent expenses which are incurred in a particular jurisdiction, the Company’s right to Commercialize the Licensed Product in the same jurisdiction may be terminated by Ramot. As of December 31, 2023, there are no outstanding obligations owed to Ramot in connection with the above.

C.

On November 1, 2023, a purported shareholder of the Company filed a putative securities class action complaint against the Company and certain of its officers, captioned Sporn v. Brainstorm Cell Therapeutics Inc., et al., Case No. 1:23-cv-09630 (the “Securities Complaint”), in the United States District Court for the Southern District of New York (the “Securities Action”). The Securities Action alleges violations of Sections 10(b) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder against all defendants and control person violations of Section 20(a) against the individual defendants, relating to NurOwn® for the treatment of ALS, the Company’s submissions to and communications with the FDA in support of the approval of NurOwn® for the treatment of ALS, and the prospects of future approval of NurOwn® by the FDA. The Securities Action seeks, among other things, damages in connection with an allegedly inflated stock price between August 15, 2022 and September 27, 2023, as well as attorneys’ fees and costs. The lead plaintiff’s deadline to file an Amended Complaint in the Securities Action is April 1, 2024; and the Company’s and individual defendants’ deadline to respond to the Amended Complaint is May 31, 2024.

D.

On February 14, 2024, February 15, 2024 and March 21, 2024, three purported shareholders of the Company filed derivative action complaints against the Company as nominal defendant and certain of its officers, current and former directors, and members of its scientific advisory board, captioned Porteous v. Lebovits, et al., Case No. 1:24-cv-01095; Andrev v. Lebovits, et al., Case No. 1:24-cv-1101; and Holtzman v. Lebovits, et al., Case No. 1:24-cv-02139 (the “Derivative Complaints”) in the United States District Court for the Southern District of New York (the “Derivative Actions”). The Derivative Actions, brought on behalf of the Company, each assert state law claims for breach of fiduciary duty and unjust enrichment against the individual defendants. The complaint in Holtzman also asserts state law claims against the individual defendants for abuse of control, gross mismanagement, corporate waste, a claim against the individual defendants for violations of Section 14(a) of the Securities and Exchange Act of 1934, as amended, and a claim against two officer defendants for contribution under Sections 10(b) and 21D of the Exchange Act. The Derivative Complaints allege that the individual defendants breached their fiduciary duties and duties under the Exchange Act in connection with the Company’s internal controls relating to, as with the allegations in the Securities Complaint, NurOwn® for the treatment of ALS, the Company’s submissions to and communications with the FDA in support of the approval of NurOwn® for the treatment of ALS, and the prospects of future approval of NurOwn® by the FDA their actions or omissions could not have been a good faith exercise of prudent business. The Derivative Actions seek among other things, monetary damages and disgorgement of performance-based compensation granted in connection with an allegedly inflated stock price between August 15, 2022 and September 27, 2023, as well as attorneys’ fees and costs.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 8    -    SHORT TERM DEPOSITS

Short term deposits on December 31, 2022 include bank deposits bearing annual interest rate of 0.15% to 1.66%. The Company does not have short term deposits on December 31, 2023.

NOTE 9    -    WARRANTS LIABILITY

In July 2023, the Company issued 4,054,055 shares of common stock and 4,054,055 private placement warrants (“July 2023 warrants”) to purchase shares of common stock. The gross proceeds from this transaction were approximately $7.5 million. The Common Warrants contain provisions regarding settlement in the event of a fundamental transaction that calculate the fair value of the warrants using a prespecified volatility assumption that was not consistent with the input used to value the warrants at issuance which causes the warrants to be classified as liabilities. The Common Warrants will be measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized as financial income or expense as change in fair value of warrant liabilities in the period of change in the condensed consolidated statements of comprehensive loss. The total issuance cost of $ 403 was allocated proportionally to the warrants liability, $169, and to the equity, $234, according to its fair value on the grant date. The fair value of the warrants at issuance was $5,288, and its related issuance costs were classified to finance expenses. July 2023 warrants are classified as Level 3 financial instruments in the fair value hierarchy (refer to Note 11, Fair Value Measurement). As of December 31, 2023, the July 2023 warrants were outstanding with fair values of $594. The fair value of the warrant liability for the period since issuance through December 31, 2023 decreased by $4,694. The change has been recognized as gain on change in fair value of derivatives in the Company’s Consolidated Statements of Comprehensive Loss.

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

Private placements and public offerings:

At-the-market (ATM) Offering:

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the year ended December 31, 2023, the Company has sold 19,110,741 shares of Common Stock for gross proceeds of approximately $12,305 under the August 9, 2021, ATM.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10  -   STOCK CAPITAL (Cont.)

Securities Purchase Agreement:

On July 17, 2023, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell, in a public offering (the “Offering”), an aggregate of 4,054,055 shares of Common Stock, together with accompanying warrants (the “Common Warrants”) to purchase 4,054,055 shares of Common Stock, at a purchase price of $1.85 per share and accompanying warrants for gross proceeds to the Company of approximately $7.5 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Offering closed on July 19, 2023. The Common Warrants are immediately exercisable, expire five years following the date of issuance and have an exercise price of $2.00 per share. Please refer to Note 9.

Capital Raised Since Inception:

Since its inception and as of December 31, 2023, the Company has raised approximately $171,000 gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

Stock Plans:

During the fiscal year ended December 31, 2023, the Company has outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

The 2014 Plans have a shared pool of 5,600,000 shares of Common Stock available for issuance. As of December 31, 2023, 2,108,070 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10  -   STOCK CAPITAL (Cont.)

Stock-based compensation to employees and directors:

Stock Options:

Under the 2014 Plans, the Company may award stock options to certain employees, officers, directors, and service providers. The stock options vest in accordance with such conditions and restrictions determined by the GNC Committee. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified period. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. The Company granted stock options to purchase 418,600 and 245,700 shares in 2023 and 2022, respectively.

The fair value of the options is estimated at the date of grant using Black-Scholes options pricing model with the following assumptions used in the calculation:

	Year ended December 31,
	2023	2022
Expected volatility	91-118%	79-81%
Risk-free interest	3.40-4.49%	1.42-3.61%
Dividend yield	0%	0%
Expected life of up to (years)	5.04-5.5	5.5-6.03
Fair Value	$1.296-$2.890	$2.055-$3.146

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

	For the year ended December 31,
	2023			2022
		Weighted			Weighted
	Amount	average	Aggregate	Amount	average	Aggregate
	Of	exercise	Intrinsic	Of	exercise	intrinsic
	options*	price	Value	options*	price	value
		$	$		$	$
Outstanding at beginning of period	1,510,117	3.9632		1,310,417	4.1734
Granted	418,600	1.7300		245,700	3.2975
Exercised	—	—		—	—
Forfeited	(322,934)	4.5297		(46,000)	6.3965
Outstanding at end of period	1,605,783	3.2671	—	1,510,117	3.9632	—
Vested at end of period	1,201,133	3.4487	—	1,152,850	3.2355	—

●	Represents Employee Stock Options only (not including RSUs).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on December 31, 2023, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

As of December 31, 2023, there was $443 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 1.61 years. Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the year ended December 31, 2023 and 2022 amounted to $137 and $969, respectively.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10  -   STOCK CAPITAL (Cont.)

Stock-based compensation to employees and directors: (Cont.)

The options outstanding as of December 31, 2023 and December 31, 2022, have been separated into exercise prices, as follows:

			Weighted average
			remaining
			contractual		Options
Exercise	Options outstanding		Life - Years		exercisable as of
price	As of December 31,		As of December 31,		As of December 31,
	$2023	2022	2023	2022	2023	2022
0.75	488,831	488,831	5.30	6.30	488,831	472,164
1.73	281,400	—	9.60	—	—	—
2.25	—	12,000	—	0.30	—	12,000
2.45	369,619	369,619	1.75	2.75	369,619	369,619
2.70	33,333	56,667	0.43	1.25	33,333	56,667
3.04	26,400	26,400	8.18	9.18	11,550	—
4.09	127,000	169,300	8.72	9.72	42,325	—
7.33	—	80,000	—	7.19	—	40,000
7.67	100,000	100,000	6.42	7.42	100,000	93,750
9.51	119,200	127,300	6.81	7.81	95,475	63,650
14.95	60,000	80,000	0.05	7.75	60,000	45,000
	1,605,783	1,510,117	5.30	5.95	1,201,133	1,152,850

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

Restricted Stock:(Cont.)

			Weighted
			Average
	Number of	Weighted	Remaining
	Restricted	Average Grant	Contractual
	Stock	Date Fair Value	Term (Years)
Nonvested as of December 31, 2021	272,596	5.49	1.23
Granted	95,366	3.66
Vested	150,935	5.03
Forfeited	—	—	—
Nonvested as of December 31, 2022	217,027	5.01	1.40
Granted	684,161	2.27
Vested	542,464	2.91
Forfeited	53,828	4.09
Nonvested as of December 31, 2023	304,896	2.86	1.32

The total compensation expense recorded by the Company in respect of its restricted stock awards to certain employees, officers, directors, and service providers for the year ended December 31, 2023 and 2022 amounted to $1,353 and $713, respectively.

As of December 31, 2023, there was $379 of total unrecognized compensation cost related to non-vested restricted stock under the Plan. The cost is expected to be recognized over a weighted average period of 1.72 years.

Share-based compensation to employees, directors and service providers:

Total Stock-Based Compensation Expense:

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	December 31,
	2023	2022

	U.S. $ in thousands
Research and development	1,170	444
General and administrative	320	1,238
Total stock-based compensation expense	1,490	1,682

Treasury Stock

The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholding upon vesting of restricted stock awards in connection with the Company’s incentive plans. The Company’s repurchases of common stock are recorded at the stock price on the vesting date of the common stock. As of December 31, 2023, the Company repurchased 25,000 shares of its common stock for $116 thousands.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 11  -   FAIR VALUE MEASUREMENT

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

Warrants Liabilities

The July 2023 warrants are classified as Level 3 financial instruments. The Company estimated the fair value of the July 2023 warrants using the Black-Scholes model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, risk-free interest rate, volatility, and time to expiration. The volatility involves unobservable inputs classified as Level 3 of the fair value hierarchy. The assumptions used to determine the fair value of the July 2023 warrants are as follows:

	July 19, 2023	December 31, 2023
Time to expiration	5 years	4.56 years
Common stock price	$1.81	$0.27
Risk-free interest rate	3.98	3.88
Volatility	94%	116%

NOTE 12  -   RESEARCH AND DEVELOPMENT, NET

Composition:

	Year ended
	December 31,
	2023	2022

	U.S. $ in thousands
Research and development	10,746	14,156
Less: Participation by grants	—	(200)
	10,746	13,956

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

BrainStorm Cell Therapeutics Inc. is taxed according to U.S. tax laws and is subject to federal tax rate of 21% and additional state tax as required.

C.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2023	2022

	U.S. $ in thousands
Operating loss carryforward	182,489	155,310

Net deferred tax asset before valuation allowance	50,788	42,683
Valuation allowance	(50,788)	(42,683)
Net deferred tax asset	—	—

As of December 31, 2023, the Company has provided a full valuation allowance of $50,788 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

D.	Available carryforward tax losses:

As of December 31, 2023, the Company has an accumulated tax loss carryforward of approximately $182,489. Carryforward tax losses in Israel are of unlimited duration. Under the Tax Cut and Jobs Act of 2017, or the Tax Act (subject to modifications under the Coronavirus Aid, Relief, and Economic Security Act), federal net operating losses (NOL) incurred in taxable years ending after December 31, 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

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

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 13  -   TAXES ON INCOME (Cont.)

E.	Loss from continuing operations, before taxes on income, consists of the following:

	Year ended
	December 31,
	2023	2022

	U.S. $ in thousands
United States	(8,837)	(9,989)
Israel	(8,355)	(14,288)
	(17,192)	(24,277)

F.	Due to the Company’s cumulative losses, the effect of ASC 740 as codified from ASC 740-10 is not material.

NOTE 14  -   TRANSACTIONS WITH RELATED PARTIES

Other than transactions and balances related to cash and share based compensation to officers and directors, the Company did not have any transactions and balances with related parties and executive officers during 2023 and 2022.

NOTE 15  -   SUBSEQUENT EVENTS

A.On February 14, 2024, February 15, 2024 and March 21, 2024, three purported shareholders of the Company filed derivative action complaints against the Company. For more details, please refer to Note 7D.

B.From January 1, 2024 through April 1, 2024, the Company has raised aggregate gross proceeds of approximately $2.6 million under the ATM Distribution Agreement.

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

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2023 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework).

Based on our assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

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

Name	Age	Position
Chaim Lebovits	53	President and Co-Chief Executive Officer
Dr. Stacy Lindborg, PhD	53	Co-Chief Executive Officer
Alla Patlis, CPA, MBA	37	Interim Chief Financial Officer and Controller
Uri Yablonka	47	Executive Vice President, Chief Business Officer, Secretary and Director
Dr. Jacob Frenkel, PhD, MA	81	Chairperson and Director
Dr. Irit Arbel, PhD	64	Director
Dr. Anthony Polverino, PhD	61	Director
Dr. Menghisteab Bairu	63	Director
Nir Naor	49	Director

Chaim Lebovits has served as our Chief Executive Officer since September of 2015, and has been serving as our President and Co-Chief Executive Officer since January 2023. Mr. Lebovits joined the Company as President in connection with his arrangement of an equity investment by ACC BioTech in the Company in July 2007. On August 1, 2013, the Company appointed Mr. Lebovits as its Principal Executive Officer, and he assumed the duties and responsibilities of the Chief Executive Officer on an interim basis until June 2014. During his tenure with the Company, Mr. Lebovits has been instrumental in the various capital raises undertaken by the Company and in his capacity as President Mr. Lebovits managed relatively low burn rates and was very instrumental in the major decisions of the Company’s focus and direction, including the decision to focus on Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s Disease) as a first indication. Mr. Lebovits led efforts to attract the clinical sites first in Israel and later in the United States, building strong relationships for the Company with many leading Key Opinion Leaders and Centers of Excellence for ALS in the United States. Mr. Lebovits controls ACC Holdings International, and its subsidiaries including ACC BioTech, which is focused on the biotechnology sector. He has been at the forefront of natural resource management and has spent years leading the exploration and development of resources in Israel and served as a member of the boards of directors of several companies in the industry. Mr. Lebovits has also held senior positions for the worldwide Chabad Lubavitch organization, the largest Jewish organization in the world today.

Dr. Stacy Lindborg has been serving as our Co-Chief Executive Officer since January 2023. Prior to this, from June 2020 to January 2023, Dr. Lindborg served as our Executive Vice President and Chief Development Officer. She currently serves on the board of directors of Imunon, Inc. (formerly Celsion Corporation), a publicly-traded clinical stage biotechnology company. Dr. Lindborg previously served at Biogen Inc. (“Biogen”) from 2012 to 2020, where she was most recently Vice President, Analytics and Data Science. She also served on the R&D governance team during a time of significant growth for Biogen, and was active in guiding the firm’s long-term vision for growth through analytics and by stimulating innovative development platforms to increase productivity. Prior to her role at Biogen, Dr. Lindborg worked at Eli Lilly & Company, where she held positions of increasing responsibility. In her role as the Head of R&D strategy, she was responsible for characterizing the productivity of the portfolio and driving key R&D strategy projects including the annual R&D Long-Range Plan. Additionally, she was Leader of Zyprexa Product Management in which she was responsible for R&D, Commercial and Manufacturing plans. Dr. Lindborg holds a Ph.D. in statistics from Baylor University.

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

Uri Yablonka joined the Company in June 2014 as Chief Operating Officer and as a member of the Board. In March 2017 he was appointed Executive Vice President, Chief Business Officer and ceased to serve as the Company’s Chief Operating Officer. Prior to joining the Company, beginning in 2010, Mr. Yablonka served as owner and General Manager of Uri Yablonka Ltd., a business consulting firm. From January 2011 to May 2014, he served as Vice President, Business Development at ACC International Holdings Ltd. (“ACC International”), an affiliate of ACCBT Corp. Prior to his role in ACC International, Mr. Yablonka served as Senior Partner of PM-PR Media Consulting Ltd. from 2008 to January 2011, where he led public relations and strategy consulting for a wide range of governmental and private organizations. From 2002 to 2008, he served as a correspondent at the Maariv Daily News Paper, including extensive service as a Diplomatic Correspondent. Mr. Yablonka holds an LL.B from Ono Academic College and an LL.M from Bar-Ilan University, and is a member of the Israeli Bar Association. We believe that Mr. Yablonka’s skills and experience provide the variety and depth of knowledge, judgment and vision necessary for the effective oversight of the Company. His experience in business consulting and development and media experience are expected to be valuable to the Company in its current stage of growth and beyond, and his governmental experience can provide valuable insight into issues faced by companies in regulated industries such as ours. We believe that these skills and experiences qualify Mr. Yablonka to serve as a director and secretary of the Company.

Dr. Jacob Frenkel joined the Company in March 2020 as a director and Chairperson. Dr. Frenkel is Chairman Emeritus of the Board of Trustees of the Group of Thirty (“G-30”), which is a private, nonprofit, Consultative Group on International Economic and Monetary Affairs. Dr. Frenkel served as Chairman of JPMorgan Chase International from 2009 to 2020. From 2001 to 2011, he served as Chairman and Chief Executive Officer of the G-30, and from 2012 to 2022 as Chairman of the Board of Trustees of the G-30. From 2004 to 2009, he served as Vice Chairman of American International Group, Inc. and from 2000 to 2004 as Chairman of Merrill Lynch International. Between 1991 and 2000 he served two terms as the Governor of the Bank of Israel. Dr. Frenkel is Chairman Emeritus of the Board of Governors of Tel Aviv University, where he is also Chairman of the Frenkel-Zuckerman Institute for Global Economics. He holds a B.A. in economics and political science from the Hebrew University of Jerusalem, and an M.A. and Ph.D. in economics from the University of Chicago. We believe Dr. Frenkel possesses specific attributes that qualify him to serve on our Board, including his valuable leadership skills and his deep knowledge of the financial industry.

Dr. Irit Arbel, one of the Company’s co-founders, joined the Company in May 2004 as a director and served as President of the Company for six months. Currently, Dr. Arbel is the Vice-Chairperson of the Board and the Chair of the Governance, Nominating and Compensation Committee. She previously served as Chief Executive Officer of Neurochords Corp (“Neurochords”), a biotechnology firm developing graphene-based scaffolds for nerve reconstruction in the acute spinal cord and peripheral nerve injury, from August 2018 to 2020. Prior to Neurochords, Dr. Arbel served as Executive Vice President, Research and Development at Savicell Diagnostic Ltd from July 2012 until August 2018. From 2009 through 2011, Dr. Arbel served as Chairperson of Real Aesthetics Ltd., a company specializing in cellulite ultrasound treatment, and BRH Medical, a developer of medical devices for wound healing. She was also Director of M&A at RFB Investment House, a private investment firm focusing on early stage technology related companies. Previously, Dr. Arbel was President and Chief Executive Officer of Pluristem Life Systems, Inc., a biotechnology company, and prior to that, Israeli Sales Manager of Merck, Sharp & Dohme, a pharmaceutical company. Dr. Arbel earned her Post Doctorate degree in 1997 in Neurobiology, after performing research in the area of Multiple Sclerosis. Dr. Arbel also holds a Chemical Engineering degree from the Technion, Israel’s Institute of Technology. We believe Dr. Arbel possesses specific attributes that qualify her to serve on our Board including Dr. Arbel’s extensive experience in the biotechnology field and significant leadership skills as a chief executive officer. Dr. Arbel previously served as our President, which has given her a deep knowledge of the Company and its business and directly relevant management experience.

Dr. Menghisteab Bairu joined the Company in October 2021 as a director. Currently, Dr. Bairu serves as co-founder, President and Chief Executive Officer of Bio Usawa, Inc., a private company that develops and manufactures quality, affordable monoclonal antibodies. In addition to his role at Bio Usawa, Dr. Bairu serves as the founder, chairman and Chief Executive Officer of Proxenia Venture Partners, which focuses on companies in late preclinical and early-stage clinical development in biotechnology. Dr. Bairu has also served as Chairman and Chief Executive Officer of Bairex, an international medical education and market research organization focused on Africa and the Middle East since December 2018. Dr. Bairu also served as Executive Chairman of Treos Bio Limited from 2016 to 2019, a start-up company that uses computational biology to develop precision cancer immunotherapies tailored to patients’ genetics. In addition, he is Founder and Chairman Emeritus of Serenus Biotherapeutics, Inc., an emerging market focused specialty biopharmaceutical company, and has served on its board since 2013. Dr. Bairu received his M.D. from Università degli Studi di Milano and currently serves as Adjunct Professor at the University of California, San Francisco School of Medicine, where he lectures on global clinical trials’ design, development, and conduct. We believe that Dr. Bairu possesses specific attributes that qualify him to serve on our Board including his valuable leadership skills and his deep knowledge of pharmaceutical product development.

Dr. Anthony Polverino joined the Company on February 5, 2018 as a director. Dr. Polverino is currently an independent consultant to corporate executives and board members. Dr. Polverino was an Executive Vice President Early Development and Chief Scientific Officer of Zymeworks Inc. (“Zymeworks”), from September of 2018 to January 2022, and where he was responsible for establishing the vision, strategy, and general management of the organization and overseeing the advancement of products from discovery research through translational research/early development to create a seamless link to clinical development. Prior to Zymeworks, Dr. Polverino was the interim Chief Scientific Officer of Kite, Inc. (“Kite”) (now a wholly-owned subsidiary of Gilead Sciences), which he joined in 2015, and where he was responsible for establishing Kite’s strategic non-clinical R&D roadmap to support its current and future portfolio. Prior to this, he was the Vice President of research at Kite, where his responsibilities included corporate goal setting, budget allocation, scientific and investor interactions, business development in-licensing and partnership deals. Dr. Polverino spent 20 years in positions of increasing responsibilities at Amgen, Inc. (“Amgen”), most recently as executive director of its Therapeutic Innovation Unit, where he managed research programs in oncology, metabolic disease, inflammatory disease and schizophrenia. Prior to Amgen, he was a postdoctoral scientist at Cold Spring Harbor Laboratory, where he worked primarily on oncology research. He earned a B.Sc. in Biochemistry/Physiology and a B.Sc. (Honors) in Pharmacology, both from Adelaide University in Adelaide, Australia and a Ph.D. in Biochemistry from Flinders University, also in Adelaide. We believe that Dr. Polverino possesses specific attributes that qualify him to serve on our Board including his deep knowledge of the pharmaceutical industry.

Nir Naor joined the Company in June 2023 as a director and as Chair of the Audit Committee. Mr. Naor has been serving in a finance advisory capacity to a number of private companies. Mr. Naor serves as Chief Financial Officer of Axogen since December 2023. Mr. Naor served as Chief Financial Officer of QuVa Pharma from February 2023 to September 2023. Mr. Naor previously served as the Chief Financial Officer of HMNC Brain Health from December 2021 to October 2022 and as the Chief Financial Officer of Arbor Pharmaceuticals from January 2021 to September 2021. Prior to this, Mr. Naor served as the Chief Financial Officer, U.S. and the Americas, of Molnlycke, from October 2017 to January 2021. Prior to this, Mr. Naor served as Chief Financial Officer, U.S., of UCB from July 2016 to July 2017. Previously, Mr. Naor held various senior leadership finance roles in the biopharmaceutical industry. Previously, Mr. Naor worked as an investment banker and as a commercial lawyer in Israel. Mr. Naor is a Certified Public Accountant (Israel, inactive) and a Chartered Financial Analyst, and holds an MBA from IMD Business School in Switzerland and an MBA from Tel Aviv University in Israel, an L.L.M. from Hamburg University in Germany, and an L.L.B. in Law and a Bachelor degree in Accounting from Tel Aviv University in Israel. We believe that Mr. Naor possesses specific attributes that qualify him to serve on our Board, including his substantial experience in corporate finance and the biopharmaceutical industry.

Qualifications of Directors

The Board believes that each director has valuable individual skills and experiences that, taken together, provide the variety and depth of knowledge, judgment and vision necessary for the effective oversight of the Company. As indicated in the foregoing biographies, the directors have extensive experience in a variety of fields, including biotechnology (Drs. Arbel, Menghisteab Bairu and Polverino), financial markets and accounting (Dr. Frenkel, Mr. Naor), business consulting and development (Dr. Polverino and Mr. Yablonka), media (Mr. Yablonka) and law (Mr. Yablonka), each of which the Board believes provides valuable knowledge about important elements of our business. Most of our directors have leadership experience at major companies or firms with operations inside and outside the United States and/or experience on other companies’ boards, which provides an understanding of ways other companies address various business matters, strategies and issues. As indicated in the foregoing biographies, the directors have each demonstrated significant leadership skills, including as Chairman (Dr. Frenkel), a chief executive officer (Drs. Arbel, Dr. Frenkel), executive officer (Drs. Polverino and Mr. Yablonka), as general manager of a business consulting firm (Mr. Yablonka) or as a valuable leader with deep knowledge of the financial industry and capital markets (Dr. Frenkel and Mr. Naor). A number of the directors have extensive public policy, government or regulatory experience, which can provide valuable insight into issues faced by companies in regulated industries such as the Company. One of the directors (Dr. Arbel) has served as the President of the Company and one is currently serving as Chief Business Officer (Mr. Yablonka), which service has given each a deep knowledge of the Company and its business and directly relevant management experience. The Board believes that these skills and experiences qualify each individual to serve as a director of the Company.

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

Pursuant to a February 26, 2017 resolution of the Board, Dr. Almenoff, a former director of the Company, received the following compensation for her service on the Board: an annual cash award in the amount of $30,000, paid in biannual installments. Dr. Almenoff did not receive annual director awards under the Director Compensation Plan, but when Dr. Almenoff served as a member of the Audit Committee of the Board she was entitled to committee compensation under the Director Compensation Plan. Dr. Almenoff stepped down as a director of the Company upon the conclusion of the Company’s annual general meeting held in December 2023.

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

Uri Yablonka serves as the Company’s Executive Vice President, Chief Business Officer, Director and Secretary and is compensated for all services as an officer and director of the Company pursuant to an employment agreement with the Company and related compensation described under “Executive Employment Agreements” in the Executive Compensation section below.

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

Committees of the Board of Directors

Audit Committee

On February 7, 2008, the Board of Directors (“Board”) established a standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, which assists the Board in fulfilling its responsibilities to stockholders concerning our financial reporting and internal controls, and facilitates open communication among the Audit Committee, Board, outside auditors and management. The Audit Committee discusses with management and our outside auditors the financial information developed by us, our systems of internal controls and our audit process. The Audit Committee is solely and directly responsible for appointing, evaluating, retaining and, when necessary, terminating the engagement of the independent auditor. The independent auditors meet with the Audit Committee (both with and without the presence of management) to review and discuss various matters pertaining to the audit, including our financial statements, the report of the independent auditors on the results, scope and terms of their work, and their recommendations concerning the financial practices, controls, procedures and policies employed by us. The Audit Committee preapproves all audit services to be provided to us, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by the independent auditor. The Audit Committee coordinates the Board’s oversight of our internal control over financial reporting, disclosure controls and procedures and code of conduct. The Audit Committee is charged with establishing procedures for (i) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters; and (ii) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters. The Audit Committee reviews all related party transactions on an ongoing basis, and all such transactions must be approved by the Audit Committee. The Audit Committee is authorized, without further action by the Board, to engage such independent legal, accounting and other advisors as it deems necessary or appropriate to carry out its responsibilities. The Board has adopted a written charter for the Audit Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The Audit Committee currently consists of Mr. Naor (Chair), Dr. Arbel and Dr. Bairu, each of whom is independent within the meaning of The Nasdaq Marketplace Rules and Rule 10A-3 under the Exchange Act. The Board of Directors has determined that Dr. Arbel is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. Prior to the appointment of Mr. Naor to the Audit Committee Chair in June 2023, the Audit Committee consisted of Mr. Malcolm Taub (Chair) from January 2023 to June 2023, Dr. Almenoff from January 2023 to December 2023 and Dr. Arbel. The Audit Committee held four meetings during the fiscal year ended December 31, 2023.

GNC Committee

On June 27, 2011, the Board established a standing Governance, Nominating and Compensation Committee (the “GNC Committee”), which assists the Board in fulfilling its responsibilities relating to (i) compensation of the Company’s executive officers, (ii) the director nomination process and (iii) reviewing the Company’s compliance with SEC corporate governance requirements. The Board has adopted a written charter for the GNC Committee, which is available in the corporate governance section of our website at www.brainstorm-cell.com. The GNC Committee currently consists of Dr. Arbel (Chair), Dr. Polverino and Mr. Naor, each of whom is independent as defined under applicable Nasdaq listing standards. Prior to the appointment of Mr. Naor to the GNC Committee in June 2023, the GNC Committee consisted of Dr. Arbel (Chair), Dr. Polverino and Mr. Malcolm Taub from January 2023 to June 2023. The GNC Committee held one meeting during the fiscal year ended December 31, 2023.

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

Stockholder Nominations

During the fourth quarter of fiscal year 2023, we made no material changes to the procedures by which stockholders may recommend nominees to our Board, as described in our most recent proxy statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our Common Stock (collectively, the “Reporting Persons”), to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2023 all Reporting Persons complied with the applicable requirements of Section 16(a) of the Exchange Act. There are no known failures to file a required Form 3, Form 4 or Form 5.

Code of Ethics

On May 27, 2005, our Board adopted a Code of Ethics that applies to, among other persons, members of our Board, officers and employees. A copy of our Code of Ethics is posted on our website at www.brainstorm-cell.com/documents-charters. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics applicable to our Principal Executive Officer or our senior financial officers (Principal Financial Officer and Controller or Principal Accounting Officer, or persons performing similar functions) by posting such information on our website.

Item 11.        EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth certain summary information with respect to the compensation paid during the fiscal years ended December 31, 2023 and 2022 earned by our Chief Executive Officer, Former President & Former Chief Medical Officer, and Co-Chief Executive Officer (the “Named Executive Officers”). In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Summary Compensation Table

					Stock		All Other
		Salary	Bonus		Awards		Compensation
Name and Principal Position	Year	($) (1)	($)		($) (2)		($)		Total ($)
Chaim Lebovits (*),Co-Chief Executive Officer & President	2023	441,667	250,000	(3)	250,012		187,116	(4)	1,128,795
	2022	500,000	250,000	(5)	127,547		240,419		1,117,966
Ralph Kern, Former President & Former Chief Medical Officer	2023	29,514	125,000	(6)	671,444	(7)	7,234	(8)	833,192
	2022	500,000	150,000	(9)	106,220		56,339		812,559
Stacy Lindborg, Co-Chief Executive Officer (10)	2023	475,000	200,000	(11)	256,650		76,075		1,007,725
	2022	469,000	164,150	(12)	143,150		75,243		851,543
Uri Yablonka (*), Executive Vice President, Chief Business Officer, Secretary and Director	2023	164,780	—		—		82,275	(13)	247,055

Alla Patlis (*), Interim Chief Financial Officer and Controller	2023	98,251	—		15,864		32,668	(14)	146,783

(*)

Mr. Lebovits, Mr. Yablonka and Ms. Patlis were paid in NIS; the amounts above are the U.S. dollar equivalent. The conversion rate used was the average of the 2023 and 2022 daily rates between the U.S. dollar and the NIS as published by the Bank of Israel, the central bank of Israel.

(1)	The amounts shown reflect the base salary earned for services in the applicable year. In November 2023, the Company reduced each executive officer’s base salary by 30% as part of a strategic realignment of the Company.
(2)	The amounts shown in the “Stock Awards” columns represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the Named Executive Officer during fiscal 2023 and fiscal 2022. ASC 718 fair value amount as of the grant date for stock options generally is spread over the number of months of service required for the grant to vest.
(3)	During 2023, the Company paid Mr. Lebovits a discretionary cash bonus payment of $250,000 in recognition of his contributions to the Company’s performance in fiscal year 2023.
(4)	For 2023, includes (i) $68,404 in management insurance (which includes pension, disability insurance and severance pay), (ii) $34,728 towards such employee’s education fund, (iii) $10,794 for Israeli social security and (iv) $33,980 for use of a Company car. Also includes $39,210 in the form of a tax gross-up for these benefits.
(5)	During 2022, the Company paid Mr. Lebovits a discretionary cash bonus payment of $250,000 in recognition of his contributions to the Company’s performance in fiscal year 2022.
(6)	During 2023, the Company paid Dr. Kern a payment of $125,000 as prorated annual bonus compensation as part of his separation agreement.
(7)	Amounts reported for Mr. Kern include a payment of $250,000, which was paid to him in the form of non-restricted shares and an award of 150,000 non-restricted shares, payable pursuant to Dr. Kern’s separation agreement.

(8)	Amounts reported for Mr. Kern include (i) a matching 401(k) plan contribution, (ii) medical, dental and vision insurance, and (iii) life, long-term and short-term disability insurance.
(9)	During 2022, the Company paid Dr. Kern a discretionary cash bonus payment of $150,000 in recognition of his contributions to the Company’s performance in fiscal year 2022.
(10)	Ms. Lindborg’s employment with the Company began on June 1, 2020. Ms. Lindborg served as EVP, Chief Development Officer through January 3, 2023, when she was promoted to Co-Chief Executive Officer.
(11)	During 2023, the Company agreed to pay Dr. Lindborg a discretionary cash bonus payment of $200,000 in recognition of her contributions to the Company’s performance in fiscal year 2023.
(12)	During 2022, the Company paid Dr. Lindborg a discretionary cash bonus payment of $164,150 in recognition of her contributions to the Company’s performance in fiscal year 2022.
(13)	For 2023, includes (i) $26,573 in management insurance (which includes pension, disability insurance and severance pay), (ii) $12,434 towards such employee’s education fund, (iii) $10,794 for Israeli social security and (iv) $15,672 for use of a Company car. Also includes $16,802 in the form of a tax gross-up for these benefits.
(14)	For 2023, includes (i) $15,846 in management insurance (which includes pension, disability insurance and severance pay), (ii) $7,414 towards such employee’s education fund, (iii) $7,071 for Israeli social security. Also includes $2,337 in the form of a tax gross-up for these benefits.

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

Uri Yablonka

Uri Yablonka, the Company’s Executive Vice President, Chief Business Officer and director, is party to a June 6, 2014 employment agreement with the Subsidiary, which was amended July 26, 2017 and June 23, 2020. Pursuant to the agreement, Uri Yablonka is paid an annual salary of 640,000 NIS. Mr. Yablonka also receives other benefits that are generally made available to the Company’s employees, including pension and education fund benefits. The Company provides Mr. Yablonka with a Company car and cellular phone, and a gross-up payment for any taxes relating thereto. Pursuant to the agreement, Mr. Yablonka also was granted a stock option for the purchase of 33,333 shares of the Company’s Common Stock, which was fully vested and exercisable upon grant. The exercise price for the grant is $2.70 per share. In addition, the Company agreed to grant Mr. Yablonka a stock option for the purchase of up to 13,333 shares of Common Stock (subject to appropriate adjustment in the case of stock splits, reverse stock splits and the like) of the Company on the first business day after each annual meeting of stockholders (or special meeting in lieu thereof) of the Company beginning with the 2014 annual meeting, and provided that Mr. Yablonka remains an employee of the Company on each such date. The exercise price per share of the Common Stock subject to each additional option shall be equal to $0.75 (subject to appropriate adjustment in the case of stock splits, reverse stock splits and the like, or changes to the Israeli Annual Option Award under the Company’s Director Compensation Plan as amended from time to time). Each additional option vests and becomes exercisable on each monthly anniversary date as to 1/12th the number of shares subject to the option, over a period of twelve months from the date of grant, such that each additional option will be fully vested and exercisable on the first anniversary of the date of grant, provided that Mr. Yablonka remains an employee of the Company on each such vesting date. In the event the Company terminates Mr. Yablonka’s employment, he will be entitled to receive three months’ salary.

Alla Patlis

Alla Patlis, the Company’s Controller, is party to a December 23, 2012 employment agreement with the Israeli Subsidiary, which was amended on March 1, 2015, April 1, 2019, May 1, 2020, and August 1, 2022 (as amended, the “Patlis Employment Agreement”). Pursuant to the Patlis Employment Agreement, Ms. Patlis initially received a monthly gross salary of 15,000 NIS, along with benefits that are generally made available to the Company’s employees – including an insurance policy and education fund. Ms. Patlis’s monthly gross salary has increased four times since 2012: first, in March 2015 to 20,000 NIS; then, in April 2019 to 23,950 NIS; again, in May 2020 to 26,500 NIS; and, finally, in August 2022 to 31,800 NIS.

Outstanding Equity Awards

The following table sets forth information regarding equity awards granted to the Named Executive Officers that are outstanding as of December 31, 2023. All equity awards in the following table were granted pursuant to the 2014 Global Share Option Plan (solely to participants who are residents of Israel) (the “2014 Global Plan”) or the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”). In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Outstanding Equity Awards at December 31, 2023

	Option Awards					Stock Awards
								Market
	Number of	Number of				Number		Value of
	Securities	Securities				of Shares		Shares or
	Underlying	Underlying				or Units		Units of
	Unexercised	Unexercised		Option		of Stock		Stock That
	Options	Options		Exercise	Option	That Have		Have Not
	(#)	(#)		Price	Expiration	Not Vested		Vested
Name	Exercisable	Unexercisable		($)	Date	(#)		($)(1)
Chaim Lebovits	369,619	—		2.45	9/28/2025	—		—
						7,796	(2)	2,105
						15,593	(3)	4,210
						23,389	(4)	6,315
						31,185	(5)	8,420

Stacy Lindborg	100,000	—		7.67	01/06/2030	26,250	(6)	7,088
						35,000	(7)	9,450
Uri Yablonka	33,333	—		2.70	06/06/2024	—		—
	13,333	—		0.75	08/15/2024	—		—
	13,333	—		0.75	08/27/2025	—		—
	13,333	—		0.75	06/22/2026	—		—
	13,333	—		0.75	11/10/2027	—		—
	13,333	—		0.75	11/30/2028	—		—
	13,333	—		0.75	12/12/2029	—		—
	13,333	—		0.75	12/10/2031	—		—
	13,333	—		0.75	12/15/2031	—		—

Alla Patlis	7,200	2,400	(8)	9.51	10/21/2030	—		—
	2,400	7,200	(9)	4.09	09/15/2032	—		—
	—	12,000	(10)	1.73	08/01/2033	—		—

(*)Mr. Ralph Kern was excluded from the table because he did not hold unexercised options or unvested shares as of 12/31/23.

(1)	Based on the fair market value of our Common Stock on December 31, 2023 ($0.27 per share).
(2)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (July 26, 2020), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.

(3)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (July 26, 2021), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(4)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (July 26, 2022), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(5)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (July 26, 2023), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(6)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (June 1, 2022), provided that Stacy Lindborg remains continuously employed by the Company from the date of grant through each applicable vesting date.
(7)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (August 2, 2023), provided that Stacy Lindborg remains continuously employed by the Company from the date of grant through each applicable vesting date.
(8)	The shares subject to this stock option vest in installments of 2,400 shares on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (October 22, 2020), provided that Alla Patlis remains continuously employed by the Company from the date of grant through each applicable vesting date.
(9)	The shares subject to this stock option vest in installments of 2,400 shares on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (September 16, 2022), provided that Alla Patlis remains continuously employed by the Company from the date of grant through each applicable vesting date.
(10)	The shares subject to this stock option vest in installments of 3,000 shares on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (August 2, 2023), provided that Alla Patlis remains continuously employed by the Company from the date of grant through each applicable vesting date.

Stock Incentive Plans

During the fiscal year ended December 31, 2023, the Company had outstanding awards for stock options under four plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

Compensation of Directors

The following table sets forth certain summary information with respect to the compensation paid during the fiscal year ended December 31, 2023 earned by each of the directors of the Company. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Director Compensation Table for Fiscal 2023

	Fees		Option
	Earned or	Stock	Awards
	Paid in	Awards	($)		Total
Name	Cash ($)	($)(1)	(1)		($)
Dr. Jacob Frenkel	—	—	—	(2)	—
Dr. Irit Arbel	—	—	—	(3)	—
Dr. June S. Almenoff (4)	30,000	—	—		30,000
Dr. Anthony Polverino(5)	12,500	—	—		—
Dr. Menghisteab Bairu (6)	—	—	—		—
Nir Naor(7)	—	—	—		—

(1)	We did not grant any restricted stock awards nor grant any stock options to our non-employee directors in 2023.
(2)	At December 31, 2023, Dr. Frenkel held unexercised options (vested and unvested) to purchase 150,000 shares of Common Stock and no unvested shares of restricted Common Stock. Stock and no unvested shares of restricted Common Stock.
(3)	At December 31, 2023, Dr. Arbel held unexercised options (vested and unvested) to purchase 227,998 shares of Common Stock and no unvested shares of restricted Common Stock.
(4)	At December 31, 2023, Dr. Almenoff held no unvested shares of restricted Common Stock and no unexercised options to purchase shares of Common Stock.
(5)	At December 31, 2023, Dr. Polverino held no unvested shares of restricted Common Stock and no unexercised options to purchase shares of Common Stock.
(6)	As of December 31, 2023, Dr. Bairu held no unvested shares of restricted common stock or unexercised option to purchase shares of Common Stock.
(7)	At December 31, 2023, Nir Naor held no unvested shares of restricted Common Stock and no unexercised options to purchase shares of Common Stock.

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

Pursuant to a February 26, 2017 resolution of the Board, Dr. Almenoff, a former director of the Company, received the following compensation for her service on the Board: an annual cash award in the amount of $30,000, paid in biannual installments. Dr. Almenoff did not receive annual director awards under the Director Compensation Plan, but when Dr. Almenoff served as a member of the Audit Committee of the Board she was entitled to committee compensation under the Director Compensation Plan. Dr. Almenoff stepped down as a director of the Company upon the conclusion of the Company’s annual general meeting held in December 2023.

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

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 1, 2024 (unless otherwise indicated) with respect to the beneficial ownership of our Common Stock by the following: (i) each of our current directors; (ii) the Named Executive Officers; and (iii) all of the current executive officers and directors as a group. As of March 1, 2024, to the knowledge of the Company, no shareholder of the Company beneficially owns more than five percent (5)% of the outstanding shares of our Common Stock.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of our Common Stock issuable under options that are exercisable on or within 60 days after March 1, 2024 (“Presently Exercisable Options”) or under warrants that are exercisable on or within 60 days after March 1, 2024 (“Presently Exercisable Warrants”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the Common Stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the Common Stock beneficially owned by any other person or entity. Unless otherwise indicated, the address of each person listed in the table is c/o Brainstorm Cell Therapeutics Inc., 1325 Avenue of Americas, 28th Floor, New York, NY 10019.

The percentage of the Common Stock beneficially owned by each person or entity named in the following table is based on 68,136,301 shares of Common Stock outstanding as of March 1, 2024, plus any shares issuable upon exercise of Presently Exercisable Options and Presently Exercisable Warrants held by such person or entity.

	Shares Beneficially Owned
	(Includes Common Stock, Presently
	Exercisable Options and Presently
	Exercisable Warrants)
Name of Beneficial Owner	#		%
Directors and Named Executive Officers in 2023
Chaim Lebovits	2,663,761	(1)	3.9%
Dr. Stacy Lindborg	281,500	(2)	*
Uri Yablonka	157,540	(3)	*
Alla Patlis	9,600	(4)	*
Ralph Kern	—		0
Dr. June Almenoff	13,175	(5)	*
Dr. Irit Arbel	383,831	(6)	*
Dr. Anthony Polverino	25,960	(7)	*
Nir Naor	—		0
Dr. Jacob Frenkel	206,667	(8)	*
Dr. Menghisteab Bairu	—		0
All current directors and executive officers as a group (11 persons)	3,742,034	(9)	5.4%

*     Less than 1%.

(1)	Consists of (i)1,933,794 shares of Common Stock owned by ACCBT Corp. acquired through an investment into the Company and (ii) 67,053 shares of Common Stock owned by ACC International Holdings Ltd., (iii) 369,619 shares of Common Stock issuable to Chaim Lebovits upon the exercise of Presently Exercisable Options and (iv) 293,295 shares of restricted stock. Chaim Lebovits, our Chief Executive Officer, may be deemed the beneficial owner of these shares. The address of ACCBT Corp. and ACC International Holdings Ltd.is Morgan & Morgan Building, Pasea Estate, Road Town, Tortola, British Virgin Islands.
(2)	Dr. Lindborg’s employment with the Company commenced on June 1, 2020. Consists of 181,500 shares of restricted stock and 100,000 issuable upon the exercise of Presently Exercisable Options.
(3)	Consists of 139,997 of shares of Common Stock issuable upon the exercise of Presently Exercisable Options and 17,543 shares of restricted stock.
(4)	Consists of 9,600 shares of Common Stock issuable upon the exercise of Presently Exercisable Options.
(5)	Consists of 7,175 shares owned by Meadowlark Management LLC and 6,000 shares of restricted stock. Dr. Almenoff disclaims beneficial ownership of the shares owned by Meadowlark Management LLC except to the extent of any pecuniary interest therein.
(6)	Consists of 227,998 shares of Common Stock issuable upon the exercise of Presently Exercisable Options and 155,833 shares of restricted stock. Dr. Arbel’s address is 6 Hadishon Street, Jerusalem, Israel.
(7)	Consists of 25,960 shares of restricted stock.
(8)	Prof. Frenkel joined the board of directors of the Company on March 31, 2020. Consists of 56,667 shares of Common Stock owned prior to joining the board and 150,000 issuable upon the exercise of Presently Exercisable Options.
(9)	Includes 997,214 shares of Common Stock issuable upon the exercise of Presently Exercisable Options.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2023:

	Number of				Number of
	securities		Weighted-		securities
	to be		Average		remaining
	issued upon		Exercise		available for
	exercise of		price of		future
	outstanding		Outstanding		issuance
	options,		options,		under equity
	warrants		warrants		compensation
Plan Category	and rights		and rights		plans
Equity compensation plans approved by security holders	1,605,783	(2)	$3.2671	(3)	2,108,070	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,605,783		$3.2671		2,108,070	(1)

(1) Includes 1,605,783 shares of common stock issuable upon the exercise of outstanding options only.

(2) Since restricted stock units do not have any exercise price, such units are not included in the weighted average exercise price calculation.

(3) A total of 3,713,853 shares of our Common Stock are reserved for issuance in aggregate under the Equity Plans and the Prior Plans. Any awards granted under either the 2014 Global Plan or the 2014 U.S. Plan will reduce the total number of shares available for future issuance under the other plan.

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

Independence of the Board of Directors

The Board of Directors of the Company (the “Board”) has determined that each of Dr. Frenkel, Dr. Arbel, Dr. Polverino, Mr. Abbhi and Mr. Naor satisfy the criteria for being an “independent director” under the standards of the Nasdaq and have no material relationships with the Company other than by virtue of service on the Board. Mr. Yablonka is not considered an “independent director.”

The Board of Directors is comprised of a majority of independent directors and the Audit and GNC Committees are comprised entirely of independent directors.

Item 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm

Principal Accountant Fees and Services

Our independent public accounting firm is Brightman Almagor Zohar & Co., a Firm in the Deloitte Global Network (“Deloitte”), PCAOB Auditor ID 1197. The following table presents fees for professional audit services rendered by Deloitte for the audit of our financial statements for the fiscal years ended December 31, 2023 and 2022 and fees billed for other services rendered by Deloitte during those periods.

	December 31,
	2023	2022
Audit Fees (1)	$100,000	$90,750
Audit-Related Fees (2)	$60,000	$60,000
Tax Fees (3)	$12,000	$12,000
Total Fees	$172,000	$162,750

(1)	Audit fees are comprised of fees for professional services performed by Deloitte for the audit of our annual financial statements and the review of our quarterly financial statements, as well as other services provided by Deloitte in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees are comprised of fees for professional services performed by Deloitte in connection with comfort letters and consents.
(3)	Tax fees are comprised of tax compliance services to the Company performed by Deloitte.

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

PART IV

Item 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1)	Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

(2)	Financial Statement Schedules.

All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

(3)	Exhibits.
		Filed (or	Incorporated by Reference Herein
Exhibit Number	Description	Furnished) with this Form 10-K	Form	Exhibit & File No.	Date Filed

2.1	Agreement and Plan of Merger, dated as of November 28, 2006, by and between Brainstorm Cell Therapeutics Inc., a Washington corporation, and Brainstorm Cell Therapeutics Inc., a Delaware corporation.		Definitive Schedule 14A	Appendix A File No. 333-61610	November 20, 2006

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix B File No. 333-61610	November 20, 2006

3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated September 15, 2014.		Form 8-K	Exhibit 3.1 File No. 000-54365	September 16, 2014

3.3	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated August 31, 2015.		Form 8-K	Exhibit 3.1 File No. 001-366641	September 4, 2015

3.4	ByLaws of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix C File No. 333-61610	November 20, 2006

3.5	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007.		Form 8-K	Exhibit 3.1 File No. 333-61610	March 27, 2007

4.1	Specimen Certificate of Common Stock of Brainstorm Cell Therapeutics Inc.		Form 8-K	Exhibit 4.1 File No. 000-54365	September 16, 2014

4.2	Description of the Company’s Securities.		Form 10-K	Exhibit 4.2 File No.001-36641	March 30, 2023

4.3	Form of Common Warrant		Form 8-K	Exhibit 4.1 File No. 001-36641	July 19, 2023

10.1	Research and License Agreement, dated as of July 8, 2004, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K	Exhibit 10.1 File No. 333-61610	July 16, 2004

10.2	Research and License Agreement, dated as of March 30, 2006, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K	Exhibit 10.1 File No. 333-61610	April 4, 2006

10.3	Amendment Agreement, dated as of May 23, 2006, to Research and License Agreement, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K/A	Exhibit 10.1 File No. 333-61610	May 30, 2006

10.4	Amendment Agreement, dated as of March 31, 2006, among the Company, Ramot at Tel Aviv University Ltd. and certain warrantholders.	Form 8-K	Exhibit 10.2 File No. 333-61610	April 4, 2006

10.5	Second Amended and Restated Research and License Agreement, dated July 26, 2007, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 10-QSB	Exhibit 10.4 File No. 333-61610	August 20, 2007

10.6	Second Amended and Restated Registration Rights Agreement, dated August 1, 2007, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 10-QSB	Exhibit 10.5 File No. 333-61610	August 20, 2007

10.7	Waiver and Release, dated August 1, 2007, executed by Ramot at Tel Aviv University Ltd. in favor of the Company.	Form 10-QSB	Exhibit 10.6 File No. 333-61610	August 20, 2007

10.8	Letter Agreement, dated December 24, 2009, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K	Exhibit 10.1 File No. 333-61610	December 31, 2009

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

		Form 10-Q	Exhibit 10.2 File No. 000-54365	August 15, 2011

10.35*	Employment Agreement dated June 6, 2014 between Brainstorm Cell Therapeutics Ltd. and Uri Yablonka.	Form 8-K	Exhibit 10.1 File No. 000-54365	June 9, 2014

10.36*	Restricted Stock Award Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan, regarding July 26, 2017 grant to Chaim Lebovits.	Form 10-Q	Exhibit 10.2 File No. 001-36641	October 17, 2017

10.37	Form of Securities Purchase Agreement.	Form 8-K	Exhibit 10.1 File No. 000-54365	June 13, 2014

10.38	Form of Warrant.	Form 8-K	Exhibit 10.2 File No. 000-54365	June 13, 2014

10.39	Form of Registration Rights Agreement.	Form 8-K	Exhibit 10.3 File No. 000-54365	June 13, 2014

10.40	Form of Warrant.	Form 8-K	Exhibit 4.1 File No. 001-36641	January 8, 2015

10.41	Warrant Exercise Agreement, dated as of January 8, 2015.	Form 8-K	Exhibit 10.2 File No. 001-36641	January 8, 2015

10.42	Form of Warrant.	Form 8-K	Exhibit 4.1 File No. 001-36641	June 7, 2018

10.43	Warrant Exercise Agreement.	Form 8-K	Exhibit 10.1 File No. 001-36641	June 7, 2018

10.44	Leak-Out Agreement.	Form 8-K	Exhibit 10.2 File No. 001-36641	June 7, 2018

10.45	Share Cap Agreement.	Form 10-Q	Exhibit 10.4 File No. 001-36641	July 23, 2018

10.46*	Employment Agreement dated September 28, 2015 between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits.	Form 8-K	Exhibit 10.1 File No. 001-36641	September 28, 2015

10.47*	First Amendment to Employment Agreement dated March 7, 2016 between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits.	Form 10-K	Exhibit 10.53 File No. 001-36641	March 9, 2016

10.48*	Second Amendment to Employment Agreement dated July 26, 2017 between the Company and Chaim Lebovits.	Form 10-Q	Exhibit 10.3 File No. 001-36641	October 17, 2017

10.49*	Employment Agreement dated February 28, 2017 between Brainstorm Cell Therapeutics Inc. and Dr. Ralph Kern, as amended by Amendment No. 1 dated March 3, 2017.	Form 8-K	Exhibit 10.1 File No. 001-36641	March 6, 2017

10.50*	Brainstorm Cell Therapeutics Inc. Second Amended and Restated Director Compensation Plan.	Form 8-K	Exhibit 10.1 File No. 001-36641	July 10, 2014

10.51*	Brainstorm Cell Therapeutics Inc. First Amendment to the Second Amended and Restated Director Compensation Plan.	Form 10-Q	Exhibit 10.2 File No. 001-36641	May 14, 2015

10.52*	Brainstorm Cell Therapeutics Inc. Second Amendment to the Second Amended and Restated Director Compensation Plan dated February 26, 2017.	Form 10-K	Exhibit 10.54 File No. 001-36641	March 29, 2017

10.53*	Brainstorm Cell Therapeutics Inc. Third Amendment to the Second Amended and Restated Director Compensation Plan.	Form 10-Q	Exhibit 10.1 File No. 001-36641	October 17, 2017

10.54	Brainstorm Cell Therapeutics Inc. Fourth Amendment to the Second Amended and Restated Director Compensation Plan.	Form 10-K	Exhibit 10.54 File No. 001-36641	March 28, 2022

10.55	Notice of Award - CLIN2: Partnering Opportunity for Clinical Trial Stage Projects California Institute for Regenerative Medicine, August 25, 2017.	Form 10-K	Exhibit 10.50 File No. 001-36641	March 8, 2018

10.56	Distribution Agreement, dated June 11, 2019, by and between Brainstorm Cell Therapeutics Inc. and Raymond James & Associates, Inc.	Form 8-K	Exhibit 1.1 File No. 001-36641	June 11, 2019

10.57	Form of Warrant	Form 8-K	Exhibit 4.1 File No. 001-36641	August 2, 2019

10.58	Warrant Exercise Agreement	Form 8-K	Exhibit 10.1 File No. 001-36641	August 2, 2019

10.59*	Offer letter, dated April 1, 2020, by and between Brainstorm Cell Therapeutics Inc. and David Setboun	Form 8-K	Exhibit 10.1 File No. 001-36641	April 3, 2020

10.60*	Offer letter, dated May 26, 2020, by and between Brainstorm Cell Therapeutics Inc. and Stacy Lindborg	Form 10-K	Exhibit 10.63 File No. 001-36641	February 4, 2021

10.61*	Third Amendment to Employment Agreement dated June 23, 2020 between the Company and Chaim Lebovits.	Form 10-Q	Exhibit 10.1 File No. 001-36641	August 5, 2020

10.62*	Amendment to Employment Agreement dated June 23, 2020 between the Company and Uri Yablonka.	Form 10-Q	Exhibit 10.2 File No. 001-36641	August 5, 2020

10.63	Distribution Agreement, dated August 9, 2021, by and among Brainstorm Cell Therapeutics, Inc., SVB Leerink LLC and Raymond James & Associates, Inc.	Form S-3	Exhibit 1.2 File No. 001-36641	August 9, 2021

10.64*	Amendment No. 2 to Offer Letter Agreement dated September 18, 2022 between Brainstorm Cell Therapeutics Inc. and Dr. Stacy Lindborg	Form 8-K	Exhibit 10.1 File No. 001-36641	September 22, 2022

10.65*	Amendment No. 3 to Offer Letter Agreement dated January 3, 2023 between Brainstorm Cell Therapeutics Inc. and Dr. Stacy Lindborg	Form 8-K	Exhibit 10.1 File No. 001-36641	January 4, 2023

10.66*	Separation Agreement, effective January 20, 2023, between Brainstorm Cell Therapeutics Inc. and Dr. Ralph Kern	Form 8-K	Exhibit 10.2 File No. 001-36641	January 4, 2023

10.67	Form of Securities Purchase Agreement		Form 8-K	Exhibit 10.1 File No. 001-36641	July 19, 2023

10.68	Placement Agency Agreement, dated as of July 17, 2023 by and between Brainstorm Cell Therapeutics Inc. and the placement agency party thereto		Form 8-K	Exhibit 10.2 File No. 001-36641	July 19, 2023

10.69*	Employment Agreement, dated as of December 23, 2012 by and between Brainstorm Cell Therapeutics Ltd. and Alla Patlis	‡#

10.70*	Amendment No. 1 to Employment Agreement, effective as of March 1, 2015 by and between Brainstorm Cell Therapeutics Ltd. and Alla Patlis	‡#

10.71*	Amendment No. 2 to Employment Agreement, effective as of April 1, 2019 by and between Brainstorm Cell Therapeutics Ltd. and Alla Patlis	‡#

10.72*	Amendment No. 3 to Employment Agreement, effective as of May 1, 2020 by and between Brainstorm Cell Therapeutics Ltd. and Alla Patlis	‡#

10.73*	Amendment No. 4 to Employment Agreement, effective as of August 1, 2022 by and between Brainstorm Cell Therapeutics Ltd. and Alla Patlis	‡#

21	Subsidiaries of the Company.	‡

23.1	Consent of Brightman Almagor Zohar & Co., a Firm in the Deloitte Global Network.	‡

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	‡

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	‡

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡‡

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡‡

97.1	Brainstorm Cell Therapeutics Inc. Compensation Recovery Policy	‡

101.SCH	Inline XBRL Taxonomy Extension Document.	‡

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Label Linkbase Document.	‡
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	‡
104	Cover Page Interactive Data File (formatted in inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.
‡	Filed herewith.
‡‡	Furnished herewith.
#	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

Item 16.         FORM 10-K SUMMARY.

Not required.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: April 1, 2024	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chaim Lebovits	Chief Executive Officer	April 1, 2024
Chaim Lebovits	(Principal Executive Officer)

/s/ Alla Patlis	Interim Chief Financial Officer and Controller	April 1, 2024
Alla Patlis	(Principal Financial and Accounting Officer)

/s/ Irit Arbel		April 1, 2024
Irit Arbel	Director

/s/ Nir Naor		April 1, 2024
Nir Naor	Director

/s/ Jacob Frenkel		April 1, 2024
Jacob Frenkel	Director

/s/ Anthony Polverino		April 1, 2024
Anthony Polverino	Director

/s/ Uri Yablonka		April 1, 2024
Uri Yablonka	Director

/s/ Menghisteab Bairu		April 1, 2024
Menghisteab Bairu	Director