Form 10-Q
period 2024-03-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2024-05-14
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024.

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

As of May 12, 2024, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 70,080,523.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “Brainstorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal quarter, statements regarding the market potential for treatment of neurodegenerative disorders such as amyotrophic lateral sclerosis (“ALS”), the sufficiency of our existing capital resources for continuing operations in 2023 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to the potential consequences of The Nasdaq Stock Market’s (“Nasdaq”) notice of delisting on our investors, reputation and business generally, the outcome of our scheduled hearing with Nasdaq regarding our delisting, the outcomes of the derivative lawsuits filed by four of our shareholders, the potential for more derivative lawsuits to be brought, our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broad acceptance as a treatment option for ALS, progressive multiple sclerosis (“PMS”), Alzheimer’s disease (“AD”) or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, disruptions in our business due to continuing concerns resulting from the COVID-19 outbreak, adverse developments affecting the financial services industry, political instability, unrest and wars, such as the conflicts involving Ukraine and Russia and Israel and its surrounding regions, including our clinical development activities, and other factors described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2023. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2023 in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2024

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2024

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	March 31,	December 31,
	2024	2023
	Unaudited	Audited

	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$779	$1,300
Other accounts receivable	26	51
Prepaid expenses and other current assets (Note 4)	454	548
Total current assets	$1,259	$1,899
Long-Term Assets:
Prepaid expenses and other long-term assets	$20	$22
Restricted Cash	182	185
Operating lease right of use asset (Note 5)	1,265	1,416
Property and Equipment, Net	622	686
Total Long-Term Assets	$2,089	$2,309

Total assets	$3,348	$4,208

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payables	$4,690	$4,954
Accrued expenses	636	1,240
Operating lease liability (Note 5)	588	603
Employees related liability	917	1,003
Total current liabilities	$6,831	$7,800

Long-Term Liabilities:
Operating lease liability (Note 5)	533	672
Warrants liability (Note 6)	1,534	594
Total long-term liabilities	$2,067	$1,266

Total liabilities	$8,898	$9,066

Stockholders’ Deficit:
Stock capital: (Note 7)	13	13

Common Stock of $0.00005 par value - Authorized: 100,000,000 shares at March 31, 2024 and December 31, 2023 respectively; Issued and outstanding: 68,447,193 and 60,489,208 shares at March 31, 2024 and December 31, 2023 respectively.

Additional paid-in-capital	212,967	210,258
Treasury stocks	(116)	(116)
Accumulated deficit	(218,414)	(215,013)
Total stockholders’ deficit	$(5,550)	$(4,858)

Total liabilities and stockholders’ deficit	$3,348	$4,208

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Three months ended
	March 31,
	2024	2023

	Unaudited
Operating expenses:

Research and development, net	$961	$2,924
General and administrative	1,513	2,227

Operating loss	(2,474)	(5,151)

Financial income, net	13	92

Loss on change in fair value of Warrants liability (Note 6)	(940)	—

Net loss	$(3,401)	$(5,059)

Basic and diluted net loss per share from continuing operations	$(0.05)	$(0.14)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	64,738,544	36,735,435

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number	Amount	capital	stocks	deficit	deficit
Balance as of January 1, 2023	36,694,078	12	194,910	(116)	(197,821)	(3,015)
Stock-based compensation related to stock and options granted to directors and employees	(18,827)	*	4	—	—	4
Issuance of shares in at-the-market (ATM) offering (Note 7)	1,800,000	*	3,230	—	—	3,230
Net loss	—	—	—	—	(5,059)	(5,059)
Balance as of March 31, 2023	38,475,251	12	198,144	(116)	(202,880)	(4,840)

*    Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number	Amount	capital	stocks	deficit	deficit
Balance as of January 1, 2024	60,489,208	13	210,258	(116)	(215,013)	(4,858)
Stock-based compensation related to stock and options granted to directors and employees	—	*	170	—	—	170
Issuance of shares in at-the-market (ATM) offering (Note 7)	7,957,985	*	2,539	—	—	2,539
Net loss	—	—	—	—	(3,401)	(3,401)
Balance as of March 31, 2024	68,447,193	13	212,967	(116)	(218,414)	(5,550)

*    Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2024	2023
Cash flows used in operating activities:

Net loss	$(3,401)	$(5,059)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	64	67
Stock-based compensation related to options granted to employees and directors	170	4
Change in operating lease liability	(3)	(79)
Decrease (increase) in other accounts receivable and prepaid expenses	121	(579)
Increase (decrease) in trade payables	(264)	1,578
Loss on change in fair value of warrants (Note 6)	940	—
Increase (decrease) in other accounts payable and accrued expenses	(690)	82
Total net cash used in operating activities	$(3,063)	$(3,986)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2024	2023
Cash flows from investing activities:
Changes in short-term deposit	—	2,005
Total net cash provided by investing activities	$—	$2,005
Cash flows from financing activities:
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 7)(*)	2,539	3,230
Total net cash provided by financing activities	$2,539	$3,230

Increase (decrease) in cash and cash equivalents	(524)	1,249

Cash, cash equivalents and restricted cash at the beginning of the period	$1,485	$772

Cash, cash equivalents and restricted cash at end of the period	$961	$2,021

(*) Presented after neutralizing costs of issuance.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all the research and development activities of the Company. BCT formed wholly-owned subsidiaries Brainstorm Cell Therapeutics UK Ltd., in the United Kingdom on February 19, 2013 (currently inactive), Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019.

The Company’s common stock, $0.00005 par value per share (the “Common Stock”) is publicly traded on the Nasdaq Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. (“Ramot”), (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as ALS, also known as Lou Gherig Disease, PMS and Parkinson’s disease. The Company developed a proprietary process, called NurOwn®, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.
C.	Since its inception, the Company has devoted substantially all its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of March 31, 2024, the Company had an accumulated deficit of approximately $218,000. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain.
D.	The Company’s primary sources of cash have been proceeds from the issuance and sale of its Common Stock and warrants, the exercise of warrants, sales of Common Stock via its at-the-market (“ATM”) program and other funding transactions. While the Company has been successful in raising financing recently and in the past, there can be no assurance that it will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company has not yet commercialized any of its product candidates. Even if the Company commercializes one or more of its product candidates, it may not become profitable in the near-term. The Company’s ability to achieve profitability depends on several factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership.

Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Management’s plan includes raising funds from outside potential investors via its ATM program and other potential funds as mentioned. However, as mentioned above, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. These interim condensed financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

Operating results for the three and nine months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

NOTE 4 - PREPAID EXPENSES

As of March 31, 2024, the prepaid expenses mostly included director’s insurance of $285, whereas, as of December 31, 2023, the prepaid expenses mostly included director’s insurance of $428.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 5 - LEASES

As of March 31, 2024, and December 31, 2023, total right-of-use assets was approximately $1,265 and $1,416 and the operating lease liabilities for remaining long term lease was approximately $1,121 and $1,275, respectively. In the quarter ended March 31, 2024 and in the year ended December 31, 2023, the Company recognized approximately $164 and $1,467, respectively, in total lease costs. Variable lease costs for these periods were immaterial.

Supplemental cash flow and total lease cost information was as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Cash payments for operating leases	166	386
Operating lease expense	165	40
Finance lease expense (income)	(1)	118

As of March 31, 2024, the Company’s operating leases had a weighted average remaining lease term of 2.13 years and a weighted average discount rate of 8.62%. Future lease payments under operating leases as of March 31, 2024 were as follows:

Operating
Leases
2024	452
2025	568
2026	186
Total future lease payments	1,206
Less imputed interest	(85)
Total lease liability balance	1,121

NOTE 6 - WARRANTS LIABILITY

In July 2023, the Company issued 4,054,055 shares of common stock and 4,054,055 private placement warrants (“July 2023 warrants”) to purchase shares of common stock. The gross proceeds from this transaction were approximately $7.5 million. The Common Warrants contain provisions regarding settlement in the event of a fundamental transaction that calculate the fair value of the warrants using a prespecified volatility assumption that was not consistent with the input used to value the warrants at issuance which causes the warrants to be classified as liabilities. The Common Warrants will be measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized as financial income or expense as change in fair value of warrant liabilities in the period of change in the condensed consolidated statements of comprehensive loss. July 2023 warrants are classified as Level 3 financial instruments in the fair value hierarchy (refer to Note 8, Fair Value Measurement). As of March 31, 2024, the July 2023 warrants were outstanding with fair values of $1,534. The fair value of the warrant liability for the three – month period ended March 31, 2024 increased by $940. The change has been recognized as gain on change in fair value of derivatives in the Company’s Consolidated Statements of Comprehensive Loss.

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

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 – STOCK CAPITAL (Cont.):

Private placements and public offerings:

At-the-market (ATM) Offering:

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents (as defined in the New Distribution Agreement) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock (the “Shares”), having an aggregate offering price of up to $100,000,000 (the “August 9, 2021 ATM”). Sales under the August 9, 2021 ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on The Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the quarter ended March 31, 2024, the Company has sold 7,957,985 shares of Common Stock for gross proceeds of approximately $2,626,846 under the August 9, 2021, ATM.

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

Capital Raised Since Inception:

Since its inception through March 31, 2024, the Company has raised approximately $174 million gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

Stock Plans:

During the three months ended March 31, 2024, the Company had outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 – STOCK CAPITAL (Cont.):

Stock Plans (Cont.):

The 2014 Plans have a shared pool of 5,600,000 shares of Common Stock available for issuance. As of March 31, 2024, 528,313 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company (the “Board”) administers the Company’s stock incentive compensation and equity-based plans.

Share-based compensation to employees and to directors:

Under the 2014 Plans, the Company may award stock options to certain employees, officers, directors, and/or service providers. The stock options vest in accordance with such conditions and restrictions determined by the GNC Committee.

Stock options:

These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified period. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. The Company granted 0 stock options during the three months ended March 31, 2024.

A summary of the Company’s option activity related to options to employees and directors, and related information as of March 31, 2024, is as follows:

	For the Three months ended
	March 31, 2024
		Weighted
		average	Aggregate
	Amount of	exercise	intrinsic
	options *	price	value
		$	$
Outstanding at December 31, 2023	1,605,783	3.2671	—
Granted	—	—	—
Forfeited	(128,400)	10.5868	—
Outstanding at March 31, 2024	1,477,383	2.6310	—
Exercisable at March 31, 2024	1,092,383	2.6216	—

*    Represents Employee Stock Options only (not including RSUs).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on March 31, 2024, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

As of March 31, 2024, there was $362 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 1.86 years. Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the three months ended March 31, 2024 amounted to $80. For the three months ended March 31, 2023 the Company recorded compensation income amounted to $7.

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

			Weighted Average
			Remaining
	Number of Shares	Weighted Average	Contractual
	of Restricted	Grant Date Fair	Term
	Stock	Value	(Years)
Nonvested as of December 31, 2023	304,896	2.86	1.32
Granted	—	—	—
Vested	—	—	—
Forfeited	17,341	1.73	—
Nonvested as of March 31, 2024	287,555	2.82	1.11

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the three months ended March 31, 2024 and March 31, 2023 amounted to $90 and $11, respectively.

As of March 31, 2023, there was $289 of total unrecognized compensation cost related to non-vested restricted stock under the Plan. The cost is expected to be recognized over a weighted average period of 1.67 years.

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Three months ended
	March 31,
	2024	2023
Research and development	$103	$(49)
General and administrative	67	53
Total stock-based compensation expense	$170	$4

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

	March 31, 2024	December 31,2023
Time to expiration	4.31 years	4.56 years
Common stock price	$0.56	$0.27
Risk-free interest rate	4.28	3.88
Volatility	123%	116%

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 9 – SUBSEQUENT EVENTS

A.

On April 10, 2024, the Company received a notification letter from the Listing Qualifications Department of Nasdaq, indicating that the Company has regained compliance with the minimum market value of listed securities requirement set forth under Nasdaq Listing Rule 5550(b)(2).

According to the Notification Letter on Compliance, Nasdaq’s staff has determined that for the 11 consecutive business days from March 22, 2024 through April 9, 2024 the Company’s market value of listed securities was $35,000,000 or greater, and the Company thus regained compliance with the Rule.

B.

On February 14, 2024, February 15, 2024, March 21, 2024, and April 12, 2024 four purported shareholders of the Company filed derivative action complaints against the Company as nominal defendant and certain of its officers, current and former directors, and members of its scientific advisory board, captioned Porteous v. Lebovits, et al., Case No. 1:24-cv-01095; Andrev v. Lebovits, et al., Case No. 1:24-cv-1101; and Holtzman v. Lebovits, et al., Case No. 1:24-cv-02139, and Hamby v. Lebovits, et al., Case No. 1:24-cv-02811 (the “Derivative Complaints”) in the United States District Court for the Southern District of New York (the “Derivative Actions”).  On April 25, 2024, the Court consolidated the Derivative Actions into a consolidated action captioned In Re Brainstorm Cell Therapeutics, Inc. Derivative Litigation, Case No. 1:24-cv-01095-DEH (the “Consolidated Derivative Action”), and appointed Co-Lead Counsel.  All substantive deadlines in the Consolidated Derivative Action are currently stayed.  Plaintiffs have not yet filed a consolidated complaint; thehe Derivative Actions, brought on behalf of the Company, each assert state law claims for breach of fiduciary duty and unjust enrichment against the individual defendants. The complaints in Holtzman and Hamby also assert state law claims against the individual defendants for abuse of control, gross mismanagement, corporate waste, a claim against the individual defendants for violations of Section 14(a) of the Securities and Exchange Act of 1934, as amended, and a claim against two officer defendants for contribution under Sections 10(b) and 21D of the Exchange Act.  The Derivative Complaints allege that the individual defendants breached their fiduciary duties and duties under the Exchange Act in connection with the Company’s internal controls relating to, as with the allegations in the Securities Complaint, NurOwn® for the treatment of ALS, the Company’s submissions to and communications with the FDA in support of the approval of NurOwn® for the treatment of ALS, and the prospects of future approval of NurOwn® by the FDA their actions or omissions could not have been a good faith exercise of prudent business.  The Derivative Actions seek among other things, monetary damages and disgorgement of performance-based compensation granted in connection with an allegedly inflated stock price between August 15, 2022 and September 27, 2023, as well as attorneys’ fees and costs.

The Company intends to vigorously defend against the lawsuits.

C.

On April 16, 2024, the Company announced the promotion of Dr. Bob Dagher to Executive Vice President and Chief Medical Officer. In addition, after four years of maintaining top executive roles, Dr. Stacy Lindborg stepping down from the role of Co-Chief Executive Officer and will remain with the Company as a member of its Board. These strategic management changes are being made as the Company prepares to embark on a registrational Phase 3b trial for NurOwn®, its investigational cell therapy treatment for ALS.

D.

On November 1, 2023, the Company received a notice in the form of a letter from the Listing Qualifications department of Nasdaq, notifying the Company that the Company was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Minimum Bid Price Requirement”). The Notice also indicated that the Company would have 180 calendar days from the date of the Notice, or until April 29, 2024, to regain compliance with the Minimum Bid Price Requirement pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 9 – SUBSEQUENT EVENTS (Cont.):

On May 1, 2024, the Company received a staff determination letter (“Staff Letter”) from the Staff of Nasdaq indicating that the Company had not regained compliance with the Minimum Bid Price Requirement by April 29, 2024. On May 2, 2024, the Company submitted a hearing request to the Nasdaq Hearings Panel (the “Panel”) to appeal the Staff’s determination. On the same day, the Company received a letter from Nasdaq notifying the Company that, among other things, (i) the Panel hearing has been scheduled, (ii) the hearing request submitted by the Company has stayed the suspension of the Company’s securities and the filing of the Form 25-NSE pending a final written decision by the Panel, and (iii) the Panel is providing the Company with the option to participate in an expedited review process. The Company intends to participate in the expedited review process provided by the Panel.

E.	From April 1, 2024 through May 13, 2024, the Company has raised aggregate gross proceeds of approximately $187 under the ATM Distribution Agreement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

Brainstorm Cell Therapeutics Inc. is a leading biotechnology company committed to the development and commercialization of best-in-class autologous cellular therapies for the treatment of neurodegenerative diseases, including ALS, also known as Lou Gehrig’s disease); PMS; AD; and other neurodegenerative diseases. NurOwn®, our proprietary cell therapy platform, leverages cell culture methods to induce autologous bone marrow-derived mesenchymal stem cells (“MSCs”) to secrete high levels of neurotrophic factors (“NTFs”), modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function.

NurOwn® has completed its Phase 3 ALS and Phase 2 PMS clinical trials. On November 17, 2020, we announced top-line data from our Phase 3 ALS trial. On March 24, 2021, we announced positive top-line data from our Phase 2 trial evaluating three repeated intrathecal administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. On June 24, 2020, we announced a new clinical program focused on the development of NurOwn® as a treatment for AD. On August 15, 2022, we announced our decision to submit a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for NurOwn® for the treatment of ALS. On September 9, 2022, we filed a BLA to the FDA for NurOwn® for the treatment of ALS. On November 10, 2022, we announced that we had received a refusal to file (“RTF”) letter from the FDA regarding our BLA. The FDA indicated that we may request a Type A meeting to discuss the content of the RTF letter. On December 12, 2022, we announced the submission of a Type A meeting request with the FDA to discuss the contents of the RTF letter previously issued by the FDA regarding the BLA for NurOwn® for the treatment of ALS. On December 27, 2022, we announced that the FDA granted a Type A meeting to discuss the contents of the RTF letter previously issued regarding our BLA for NurOwn® for the treatment of ALS. The Type A Meeting was held on January 11, 2023. The perspective shared by the FDA review team reflected what was in the previously issued RTF letter. Conversations with the FDA on the best pathway to resolve the outstanding questions that remained continued, following the Type A meeting. During these discussions, Brainstorm was presented with multiple options to return the BLA to regulatory review, which included the regulatory procedure to File over Protest. Additionally, within these discussions, the FDA committed to review amendments that were filed to address items raised in the RTF letter. These discussions resulted in Brainstorm requesting the FDA to file our BLA over Protest, as this was the regulatory procedure that would allow us to reach an ADCOM in the shortest amount of time. Brainstorm notified the FDA on February 6, 2023 of our decision to request the FDA to file the NurOwn® BLA for ALS over Protest.  We received confirmation from the FDA that the BLA was re-filed on February 7, 2023.  We received the FDA Type A meeting minutes on February 9, 2023. We submitted an amendment to our BLA on March 7, 2023, in which we responded to the majority of the items included in the RTF letter. Written feedback was received on March 22, 2023, from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn® BLA for ALS. On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023. On September 22, 2023, we submitted an amendment to our BLA to revise the indication to NurOwn® for the treatment of mild to moderate ALS. On September 27, 2023, we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On October 18, 2023, we announced that FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. Brainstorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023 Brainstorm announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with FDA and is viewed by FDA as a withdrawal without prejudice. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023.  On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for a Special Protocol Assessment (“SPA”) with FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®.    The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS. On April 9, 2024, the Company announced that it received written agreement from the FDA, under a SPA, on the design for a Phase 3b trial of NurOwn® in ALS. The SPA agreement with the FDA validates the clinical trial protocol and statistical analysis of the planned Phase 3b trial of NurOwn, demonstrating the Company’s adequacy in addressing objectives that support a future BLA in ALS.

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

Recent Highlights

●	On February 23, 2024, we announced the submission of a SPA request to the FDA for a planned Phase 3b clinical trial of NurOwn® for treatment of ALS.
●	On February 28, 2024, Dr. Stacy Lindborg, former Co-Chief Executive Officer at Brainstorm Cell Therapeutics, provided a corporate update at 17th Annual European Life Sciences CEO Forum in Zurich, Switzerland. Dr. Lindborg also participated in a panel discussion entitled “Neuro Advances Panel: Highlighting the Main Opportunities”.
●	On March 4, 2024, Dr. Bob Dagher, Brainstorm Cell Therapeutics’ then EVP and Chief Development Officer and current EVP and Chief Medical Officer, presented a scientific poster titled “Design of A Phase 3B Trial of Debamestrocel (NurOwn®) in ALS” the 2024 Muscular Dystrophy Association Clinical and Scientific Conference in Orlando, Florida held March 3-6, 2024. The presentation provided an overview into the key features of the phase 3b trial design.
●	On April 9, 2024, the Company announced that it received written agreement from the FDA, under a SPA, on the design for a Phase 3b trial of NurOwn® in ALS. The SPA agreement with the FDA validates the clinical trial protocol and statistical analysis of the planned Phase 3b trial of NurOwn, demonstrating the Company’s adequacy in addressing objectives that support a future BLA in ALS.
●	On April 10, 2024, the Company announced the peer-reviewed publication of Phase 3 biomarker data in Muscle and Nerve. The paper, entitled “Debamestrocel multimodal effects on biomarker pathways in amyotrophic lateral sclerosis are linked to clinical outcomes”, can be found online through the Muscle and Nerve website. This study suggests that debamestrocel or NurOwn®, an investigational cell therapy, may impact key biomarkers in ALS that are predictive of disease progression.
●	On April 16, 2024, the Company announced the promotion of Dr. Bob Dagher to Executive Vice President and Chief Medical Officer. In addition, after four years of maintaining top executive roles, Dr. Stacy Lindborg stepping down from the role of Co-Chief Executive Officer and will remain with BrainStorm as a member of its Board of Directors. These strategic management changes are being made as the Company prepares to embark on a registrational Phase 3b trial for NurOwn®, its investigational cell therapy treatment for ALS.

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

NurOwn® ALS Clinical Program

We announced top-line data from the Phase 3 clinical trial of NurOwn® in ALS on November 17, 2020. We have been granted Fast Track designation by the FDA for this indication, and have been granted Orphan Drug Status, in the U.S. and Europe, which provides us the potential for an extended period of exclusivity. On August 15, 2022, we announced our decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS. The BLA was filed on September 9, 2022. On November 10, 2022, we announced that we had received a RTF letter from the FDA regarding our BLA. The FDA indicated that we could request a Type A meeting to discuss the content of the RTF letter, and Type A meeting was held on January 11, 2023. On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023. On September 22, 2023, we submitted an amendment to our BLA to revise the indication to NurOwn® for the treatment of mild to moderate ALS. On September 27, 2023 we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On October 18, 2023, we announced that the FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. Brainstorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023 Brainstorm announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with the FDA and is viewed by the FDA as a withdrawal without prejudice. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023. On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for a SPA with the FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®.  The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS. On April 9, 2024, the Company announced that it received written agreement from the FDA, under a SPA, on the design for a Phase 3b trial of NurOwn® in ALS. The SPA agreement with the FDA validates the clinical trial protocol and statistical analysis of the planned Phase 3b trial of NurOwn, demonstrating the Company’s adequacy in addressing objectives that support a future BLA in ALS.

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

We received the FDA Type A meeting minutes on February 9, 2023. We submitted an amendment to our BLA on March 7, 2023, in which we responded to the majority of the items included in the RTF letter. Written feedback was received on March 22, 2023, from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn® BLA for ALS. On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023. On September 22, 2023, we submitted an amendment to our BLA to revise the indication to NurOwn® for the treatment of mild to moderate ALS. On September 27, 2023 we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On October 18, 2023, we announced that the FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. Brainstorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023 Brainstorm announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with the FDA and is viewed by the FDA as a withdrawal without prejudice. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023.  On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for a SPA with the FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®. The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS. On April 9, 2024, the Company announced that it received written agreement from the FDA, under a SPA, on the design for a Phase 3b trial of NurOwn® in ALS. The SPA agreement with the FDA validates the clinical trial protocol and statistical analysis of the planned Phase 3b trial of NurOwn, demonstrating the Company’s adequacy in addressing objectives that support a future BLA in ALS.

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

On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023. On September 22, 2023, we submitted an amendment to our BLA to revise the indication to NurOwn® for the treatment of mild to moderate ALS. On September 27, 2023 we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On October 18, 2023, we announced that the FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. Brainstorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023 Brainstorm announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with the FDA and is viewed by the FDA as a withdrawal without prejudice. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023.  On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for a SPA with the FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®.  The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS. On April 9, 2024, the Company announced that it received written agreement from the FDA, under a SPA, on the design for a Phase 3b trial of NurOwn® in ALS. The SPA agreement with the FDA validates the clinical trial protocol and statistical analysis of the planned Phase 3b trial of NurOwn, demonstrating the Company’s adequacy in addressing objectives that support a future BLA in ALS.

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

NurOwn® in Progressive Multiple Sclerosis (PMS)

On December 15, 2018, the FDA approved the Company’s IND to conduct a Phase 2 open-label trial of repeated intrathecal administration of NurOwn® in PMS (www.clinicaltrials.gov Identifier NCT03799718). The study titled “A Phase 2, open-label, multicenter study to evaluate the safety and efficacy of repeated administration of NurOwn® (Autologous Mesenchymal Stem Cells Secreting Neurotrophic Factors; MSC-NTF cells) in participants with PMS was designed to recruit 20 PMS participants at 5 leading U.S. Multiple Sclerosis centers.

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

Phase 2 PMS Clinical Trial

On March 24, 2021, the Company announced positive top-line data in the Phase 2 study evaluating three repeated administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. The 28-week open-label Phase 2 clinical trial enrolled 20 primary and secondary PMS patients based on the 2017 revised McDonald Criteria, ages 18-65, with baseline Expanded Disability Status Scale (“EDSS”) scores between 3-6.5, without evidence of relapse within 6 months of enrollment, able to walk 25 feet in 60 seconds or less and were permitted to be on a stable dose of disease modifying therapy. Of the 20 patients enrolled, 18 were treated and 16 (80)% completed the study. Two patients discontinued related to procedure-related AEs. There were no study deaths or AEs related to multiple sclerosis (“MS”) worsening. The mean age of study patients was 47, 56% were female, and mean baseline EDSS score was 5.4. The clinical trial compared clinical efficacy outcomes with a 48-patient matched clinical cohort from the Comprehensive Longitudinal Investigations in MS at the Brigham & Woman’s Hospital (CLIMB Study). MS Function and Cognition measures in the top-line results included the timed 25-foot walk (T25FW); 9-hole peg test (9-HPT); Low Contrast Letter Acuity (LCLA); Symbol Digit Modality Test (SDMT); and the 12 item MS Walking Scale (MSWS-12).

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

While many AD therapies have focused on a single target such as tau or beta-amyloid, we believe NurOwn® has the capability to simultaneously target multiple relevant biological pathways and bring a comprehensive approach to this multifactorial disease. Importantly, NurOwn®’s mechanism of action may allow the therapy to enable synergistic combinations with anti-tau or anti-beta-amyloid treatments, further underscoring its potential to address critical unmet needs in AD. In such a complex disease, addressing inflammation and neuroprotection is an innovative approach and a first in the world for this technology.

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

On November 14, 2019, we were awarded a $495,330 grant from the National Multiple Sclerosis Society (NMSS), through its Fast Forward program, for serum and CSF biomarkers analysis in Brainstorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with PMS. As of March 31, 2024, we have received $352,156 out of the $495,330 awarded.

On June 9, 2020, we announced that The ALS Association and I AM ALS have awarded us a combined grant of $500,000 to support an ALS biomarker research study. The grant will be used to draw insights from data and samples collected from patients who participated in Brainstorm’s Phase 3 clinical trial and treated with NurOwn®, and to further the understanding of critical biomarkers associated with treatment response for people with ALS. As of March 31, 2024, we have received $400,000 out of $500,000 awarded.

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

On November 30, 2021, the USPTO issued US Patent No. 11,185,572 titled ‘Mesenchymal stem cells for the treatment of CNS diseases’. The granted claims are for a method of treating a disease selected from the group consisting of Parkinson’s disease, ALS, AD, stroke and Huntington’s disease using MSC-NTF cells (NurOwn).

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

On Dec. 26, 2023, we announced the European grant for NurOwn® as well as the Australian grant and Israeli allowance for the NurOwn® exosomes.

Patents protecting NurOwn® have been issued in the United States, Canada, Japan, Europe, Hong Kong, Brazil and Israel.

Recent Scientific and Industry Presentations

●	On February 28, 2024, Dr. Stacy Lindborg, former Co-Chief Executive Officer at Brainstorm Cell Therapeutics, provided a corporate update at 17th Annual European Life Sciences CEO Forum in Zurich, Switzerland. Dr. Lindborg also participated in a panel discussion entitled “Neuro Advances Panel: Highlighting the Main Opportunities”.
●	On March 4, 2024, Dr. Bob Dagher, then Brainstorm Cell Therapeutics EVP and Chief Development and current EVP and Chief Medical Officer, presented a scientific poster titled “Design of A Phase 3B Trial of Debamestrocel (NurOwn®) in ALS” the 2024 Muscular Dystrophy Association Clinical and Scientific Conference in Orlando, Florida held March 3-6, 2024. The presentation provided an overview into the key features of the phase 3b trial design.

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

Results of Operations

For the period from inception (September 22, 2000) until March 31, 2024, we did not generate any revenues from operations. In addition, we incurred operating costs and expenses of approximately $2,474,000 during the quarter ended March 31, 2024.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the quarter ended March 31, 2024 were $961,000, a decrease of $1,963,000 compared to $2,924,000 for the quarter ended March 31, 2023.

This decrease is due to: (i) a decrease of $1,147,000 in connection with costs related to the Phase 3 Clinical Trials; (ii) a decrease of $344,000 for costs related to payroll expenses and (iii) a decrease of $638,000 in connection with materials, depreciation and rent and other costs. This decrease was partially offset by (i) an increase of $151,000 for costs related to stock-based compensation expenses and (ii) an increase of $15,000 for costs related to travel.

General and Administrative

General and administrative expenses for the quarters ended March 31, 2024 and 2023 were $1,513,000 and $2,227,000, respectively. The decrease of $714,000 in general and administrative expenses is mainly due to: (i) a decrease of $332,000 in payroll expenses and (ii) a decrease of $396,000 in the rent costs, depreciation and costs of our investor relations and public relations activities, in the travel costs, consultants and stock costs. This decrease was partially offset by an increase of $14,000 in stock-based compensation expenses.

Financial Expenses

Financial income for the quarter ended March 31, 2024 was $13,000 as compared to financial income of $92,000 for the quarter ended March 31, 2023 due to conversion exchange rates.

Net Loss

Net loss for the quarter ended March 31, 2024 was $3,401,000, as compared to a net loss of $5,059,000 for the quarter ended March 31, 2023. Net loss per share for the quarter ended March 31, 2024 and March 31, 2023 was $0.05 and $0.14, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the quarter ended March 31, 2024 was 64,738,544 compared to 36,735,435 for the quarter ended March 31, 2023.

The increase in the weighted average number of shares of Common Stock used in computing basic loss per share for the quarter ended March 31, 2024 was due to: (i) the issuance of shares to employees and directors; (ii) issuance and sale of shares of Common Stock pursuant to the Distribution Agreement and (iii) issuance of shares for private placement.

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

Management expects that the Company will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. The Company has completed regulatory review of the BLA for NurOwn for the treatment of ALS with the withdrawal of the BLA on November 3, 2023. The decision to withdraw the BLA was coordinated with FDA and is viewed by FDA as a withdrawal without prejudice. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023.  On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for an SPA with FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®.   The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS. On April 9, 2024, the Company announced that it received written agreement from the FDA, under an SPA, on the design for a Phase 3b trial of NurOwn® in ALS. The SPA agreement with the FDA validates the clinical trial protocol and statistical analysis of the planned Phase 3b trial of NurOwn, demonstrating the Company’s adequacy in addressing objectives that support a future BLA in ALS.

If the Company is not able to raise additional capital for these purposes, the Company may not be able to continue to function as a going concern. The Company’s consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via the ATM programs and through various grants. At March 31, 2024 cash, cash equivalents and restricted cash amounted to $961,000.

Net cash used in operating activities for the quarter ended March 31, 2024 was $3,063,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean room and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash provided by financing activities for the quarter ended March 31, 2024 was $2,539,000 from sales of common stock under the August 9, 2021 ATM programs.

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the quarter ended March 31, 2024, the Company sold 7,957,985 shares of Common Stock for gross proceeds of approximately $2,626,846 under the August 9, 2021, ATM.

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

On September 25, 2020, the Company entered into an Amended and Restated Distribution Agreement (the “Distribution Agreement”) with SVB Leerink LLC (“Leerink”) and Raymond James & Associates (together with Leerink, the “Agents”) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $45,000,000, which aggregate amount includes amount unsold pursuant to the March 6, 2020, ATM (the “September 25, 2020, ATM”). Sales under the September 25, 2020, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. The Distribution Agreement amends and restates in its entirety the Company’s prior agreement with Raymond James entered into on March 6, 2020 (the “March 6, 2020, ATM”). The Company previously sold 2,446,641 shares of Common Stock for gross proceeds of approximately $23.11 million of Common Stock under the March 6, 2020, ATM. During the quarter ended September 30, 2021, the Company did not sell any additional shares of its Common Stock pursuant to the September 25, 2020, ATM. Since inception and as of September 30, 2021, the Company had sold 4,721,282 shares of Common Stock for gross proceeds of approximately $29.1 million under the September 25, 2020, ATM.

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

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the quarter ended March 31, 2024, the Company sold 7,957,985 shares of Common Stock for gross proceeds of approximately $2,626,846 under the August 9, 2021, ATM. On April 2, 2024, we entered into Amendment No. 1 to the New Distribution Agreement (“Amendment No. 1”) pursuant to which Leerink Partners ceased to be an agent.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, former Co-Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer, former Co-Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of operations in the normal course of business, which we consider routine and incidental to our business.

Between November 1, 2023 and April 12, 2024, five lawsuits were filed in the U.S. District Court for the Southern District of New York by purported shareholders of the Company.

On November 1, 2023, a purported shareholder of the Company filed a putative securities class action complaint against the Company and certain of its officers, captioned Sporn v. Brainstorm Cell Therapeutics Inc., et al., Case No. 1:23-cv-09630 (the “Securities Complaint”), in the United States District Court for the Southern District of New York (the “Securities Action”).  The Lead Plaintiff filed an Amended Complaint on April 1, 2024; the Amended Complaint adds a former officer as an individual defendant.  The Amended Complaint in the Securities Action alleges violations of Sections 10(b) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder against all defendants and control person violations of Section 20(a) against the individual defendants, relating to NurOwn® for the treatment of ALS, the Company’s submissions to and communications with the FDA in support of the approval of NurOwn® for the treatment of ALS, and the prospects of future approval of NurOwn® by the FDA.  The Securities Action seeks, among other things, damages in connection with an allegedly inflated stock price between February 18, 2020and September 27, 2023, as well as attorneys’ fees and costs.  The Company’s and individual defendants’ deadline to respond to the Amended Complaint is May 31, 2024.

On February 14, 2024, February 15, 2024, March 21, 2024, and April 12, 2024 four purported shareholders of the Company filed derivative action complaints against the Company as nominal defendant and certain of its officers, current and former directors, and members of its scientific advisory board, captioned Porteous v. Lebovits, et al., Case No. 1:24-cv-01095; Andrev v. Lebovits, et al., Case No. 1:24-cv-1101; and Holtzman v. Lebovits, et al., Case No. 1:24-cv-02139, and Hamby v. Lebovits, et al., Case No. 1:24-cv-02811 (the “Derivative Complaints”) in the United States District Court for the Southern District of New York (the “Derivative Actions”).  On April 25, 2024, the Court consolidated the Derivative Actions into a consolidated action captioned In Re Brainstorm Cell Therapeutics, Inc. Derivative Litigation, Case No. 1:24-cv-01095-DEH (the “Consolidated Derivative Action”), and appointed Co-Lead Counsel.  All substantive deadlines in the Consolidated Derivative Action are currently stayed.  Plaintiffs have not yet filed a consolidated complaint; the Derivative Actions, brought on behalf of the Company, each assert state law claims for breach of fiduciary duty and unjust enrichment against the individual defendants. The complaints in Holtzman and Hamby also assert state law claims against the individual defendants for abuse of control, gross mismanagement, corporate waste, a claim against the individual defendants for violations of Section 14(a) of the Securities and Exchange Act of 1934, as amended, and a claim against two officer defendants for contribution under Sections 10(b) and 21D of the Exchange Act.  The Derivative Complaints allege that the individual defendants breached their fiduciary duties and duties under the Exchange Act in connection with the Company’s internal controls relating to, as with the allegations in the Securities Complaint, NurOwn® for the treatment of ALS, the Company’s submissions to and communications with the FDA in support of the approval of NurOwn® for the treatment of ALS, and the prospects of future approval of NurOwn® by the FDA their actions or omissions could not have been a good faith exercise of prudent business.  The Derivative Actions seek among other things, monetary damages and disgorgement of performance-based compensation granted in connection with an allegedly inflated stock price between August 15, 2022 and September 27, 2023, as well as attorneys’ fees and costs.

The Company intends to vigorously defend against the lawsuits.

Item 1A. Risk Factors.

Other than the additional risk factors below, there have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10 - K for the fiscal year ended December 31, 2023.

In addition to the other information set forth in this Quarterly Report on Form 10 - Q, you should carefully consider the risk factors in our Annual Report on Form 10 - K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10 - K for the fiscal year ended December 31, 2023, and in this Quarterly Report on Form 10 - Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If we fail to regain compliance with the continued listing requirements of Nasdaq, our Common Stock may be delisted, and the price and liquidity of our common stock may be negatively impacted.

On November 1, 2023, we received a letter from the listing qualifications department staff (the “Staff”) of Nasdaq Stock Market (“Nasdaq”) indicating that we are not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had an initial compliance period of 180 calendar days from the date of the letter, or until April 29, 2024, to regain compliance with respect to the Bid Price Requirement. To regain compliance with the Bid Price Requirement, the closing bid price of our common stock had to meet or exceed $1.00 per share for a minimum of ten consecutive business days during the initial compliance period. However, on May 1, 2024, Nasdaq notified us in writing of its determination to delist our Common Stock due to continued noncompliance with the Bid Price Requirement as of April 29, 2024, and we are actively taking steps to appeal this delisting determination.

Specifically, on May 2, 2024, we submitted a hearing request to the Nasdaq Hearings Panel (the “Panel”) to appeal the Staff’s determination. On the same day, we received a letter from Nasdaq notifying us that, among other things, (i) the Panel hearing has been scheduled, (ii) the hearing request we submitted has stayed the suspension of our securities and the filing of the Form 25-NSE pending a final written decision by the Panel, and (iii) the Panel is providing us with the option to participate in an expedited review process. We intend to participate in the expedited review process provided by the Panel.

Upon the conclusion of the expedited review process, the Panel may determine that an oral hearing is not necessary in order to grant an exception to regain compliance in this matter. In this event, no hearing will be necessary, and the Panel will issue a decision describing the terms of the exception, including the compliance deadline and any milestones we must meet, based on our responses provided in the expedited review process and the written record. If the Panel is unable to conclude that an exception is appropriate based on our responses provided in the expedited review process and the written record, there will not be prejudice against us and the hearing will proceed as scheduled. At the Panel hearing, we intend to present a plan to regain compliance with the Minimum Bid Price Requirement. In the interim, our common stock will continue to trade on The Nasdaq Capital Market under the symbol “BCLI” at least pending the ultimate conclusion of the hearing process.

There can be no assurance that the Panel will determine to grant us an exception to regain compliance in this matter after the conclusions of the expedited review process, or that our plan to regain compliance presented in the hearing will be accepted by the Panel, or that, if it is, we will be able to regain compliance with the applicable Nasdaq listing requirements.

If we are unsuccessful in our appeal process, delisting from the Nasdaq market could make trading the Common Stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of the Common Stock, the sale or purchase of the Common Stock would likely be made more difficult and the trading volume and liquidity of the Common Stock could decline. Delisting from Nasdaq could also result in negative publicity, could also make it more difficult for us to raise additional capital through alternative financing sources on terms acceptable to us, or at all, and may result in potential loss of confidence by investors, employees, and could result in fewer business development opportunities. We cannot assure you that the Common Stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

We are and could be further subject to securities class action litigation and other types of stockholder litigation.

The stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, in November 2023, a purported stockholder filed a lawsuit against us and certain of our officers captioned Sporn v. Brainstorm Cell Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of New York, and in February 2024, March 2024, and April 2024, four derivative actions were filed in the same court, consolidated and captioned In Re Brainstorm Cell Therapeutics, Inc. Derivative Litigation (see “Item 3. Legal Proceedings” for a more detailed description of these matters). We could also be subject to other types of litigation, which may involve claims of breach of fiduciary duties by our directors or officers for misuse/mismanagement of company assets/resources or conflicts of interest. Any such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2024, we made no material changes to the procedures by which stockholders may recommend nominees to our Board, as described in our most recent proxy statement.

Item 6. Exhibits.

The following documents are filed as exhibits to this report:

Incorporated by Reference Herein
Exhibit Number	Description	Filed (or Furnished) with this Form 10-Q	Form	Exhibit & File No.	Date Filed

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix B File No. 333-61610	November 20, 2006
3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 15, 2014.		Form 8-K	Exhibit 3.1 File No. 000-54365	September 16, 2014
3.3	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated August 31, 2015.		Form 8-K	Exhibit 3.1 File No. 001-36641	September 4, 2015
3.4	ByLaws of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix C File No. 333-61610	November 20, 2006
3.5	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007.		Form 8-K	Exhibit 3.1 File No. 333-61610	March 27, 2007
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*Filed herewith

‡Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: May 14, 2024	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alla Patlis
Name: Alla Patlis
Title: Controller, Interim Chief Financial Officer (Principal Financial Officer)