Form 10-Q
period 2024-06-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2024-08-14
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024.

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

As of August 9, 2024, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 79,734,091.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “Brainstorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal quarter, statements regarding the market potential for treatment of neurodegenerative disorders such as amyotrophic lateral sclerosis (“ALS”), the sufficiency of our existing capital resources for continuing operations in 2024 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to the potential consequences of The Nasdaq Stock Market’s (the “Nasdaq”) notice of delisting on our investors, the Nasdaq notice of noncompliance with the minimum market value of listed securities requirement, our reputation and business generally, whether we will be able to meet Nasdaq’s bid price listing requirement in time for Nasdaq’s October 21, 2024 deadline, whether we will be able to meet Nasdaq’s minimum market value of $35 million in time for Nasdaq’s January 14, 2025 deadline, the outcomes of the derivative lawsuits filed by four of our shareholders, the potential for more derivative lawsuits to be brought, our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broader acceptance as a treatment option for ALS, progressive multiple sclerosis (“PMS”), Alzheimer’s disease (“AD”) or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, adverse developments affecting the financial services industry, political instability, unrest and wars, such as the conflicts involving Ukraine and Russia and Israel and its surrounding regions, including our clinical development activities, and other factors described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2023. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2023 in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2024

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2024

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	June 30,	December 31,
	2024	2023
	Unaudited	Audited

	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$3,469	$1,300
Other accounts receivable	33	51
Prepaid expenses and other current assets (Note 4)	314	548
Total current assets	$3,816	$1,899
Long-Term Assets:
Prepaid expenses and other long-term assets	$20	$22
Restricted Cash	179	185
Operating lease right of use asset (Note 5)	1,110	1,416
Property and Equipment, Net	558	686
Total Long-Term Assets	$1,867	$2,309

Total assets	$5,683	$4,208

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payables	$5,340	$4,954
Accrued expenses	718	1,240
Operating lease liability (Note 5)	566	603
Employees related liability	1,067	1,003
Total current liabilities	$7,691	$7,800

Long-Term Liabilities:
Operating lease liability (Note 5)	396	672
Warrants liability (Note 6)	1,123	594
Total long-term liabilities	$1,519	$1,266

Total liabilities	$9,210	$9,066

Stockholders’ Deficit:
Stock capital: (Note 7)	14	13

Common Stock of $0.00005 par value - Authorized: 100,000,000 shares at June 30, 2024 and December 31, 2023 respectively; Issued and outstanding: 79,646,942 and 60,489,208 shares at June 30, 2024 and December 31, 2023 respectively.

Additional paid-in-capital	217,530	210,258
Treasury stocks	(116)	(116)
Accumulated deficit	(220,955)	(215,013)
Total stockholders’ deficit	$(3,527)	$(4,858)

Total liabilities and stockholders’ deficit	$5,683	$4,208

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2024	2023	2024	2023

	Unaudited		Unaudited
Operating expenses:

Research and development, net	$1,883	$5,718	$922	$2,794
General and administrative	3,573	4,882	2,060	2,655

Operating loss	(5,456)	(10,600)	(2,982)	(5,449)

Financial income, net	43	212	30	120

Gain (loss) on change in fair value of Warrants liability (Note 6)	529	—	(411)	—

Net loss	$(5,942)	$(10,388)	$(2,541)	$(5,329)

Basic and diluted net loss per share from continuing operations	$(0.09)	$(0.27)	$(0.04)	$(0.13)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	67,977,012	38,224,230	71,215,481	39,696,665

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number	Amount	capital	stocks	deficit	deficit
Balance as of January 1, 2024	60,489,208	13	210,258	(116)	(215,013)	(4,858)
Stock-based compensation related to stock and options granted to directors and employees	—	*	170	—	—	170
Issuance of shares in at-the-market (ATM) offering (Note 7)	7,957,985	*	2,539	—	—	2,539
Net loss	—	—	—	—	(3,401)	(3,401)
Balance as of March 31, 2024	68,447,193	13	212,967	(116)	(218,414)	(5,550)
Stock-based compensation related to stock and options granted to directors and employees	1,675,817	*	194	—	—	194
Issuance of shares in at-the-market (ATM) offering (Note 7)	1,605,168	*	725	—	—	725
Issuance of shares for private placement (Note 7)	7,918,764	1	3,644	—	—	3,645
Net loss	—	—	—	—	(2,541)	(2,541)
Balance as of June 30, 2024	79,646,942	14	217,530	(116)	(220,955)	(3,527)

*    Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2024	2023	2024	2023
Cash flows from operating activities:

Net loss	$(5,942)	$(10,388)	$(2,541)	$(5,329)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	128	134	64	67
Stock-based compensation related to options granted to employees and directors	364	992	194	988
Change in operating lease liability	(7)	(125)	(4)	(46)
Decrease in other accounts receivable and prepaid expenses	254	(341)	133	238
Increase (decrease) in trade payables	386	(1,034)	650	(2,612)
Loss (gain) on change in fair value of warrants (Note 6)	529	—	(411)	—
Increase (decrease) in other accounts payable and accrued expenses	(458)	(2)	232	(84)
Total net cash used in operating activities	$(4,746)	$(10,764)	$(1,683)	$(6,778)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2024	2023	2024	2023
Cash flows from investing activities:
Changes in short-term deposit	—	2,009	—	4
Total net cash provided by investing activities	$—	$2,009	$—	$4
Cash flows from financing activities:
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 7)	3,264	8,529	725	5,299
Proceeds from Issuance of shares for private placement (Note 7) (*)	3,645	—	3,645	—
Total net cash provided by financing activities	$6,909	$8,529	$4,370	$5,299

Increase (decrease) in cash, cash equivalents and restricted cash	2,163	(226)	2,687	(1,475)

Cash, cash equivalents and restricted cash at the beginning of the period	$1,485	$772	$961	$2,021

Cash, cash equivalents and restricted cash at end of the period	$3,648	$546	$3,648	$546

(*) Presented after neutralizing costs of issuance.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all the research and development activities of the Company. BCT formed wholly-owned subsidiaries Brainstorm Cell Therapeutics UK Ltd., in the United Kingdom on February 19, 2013 (currently inactive), Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019.

The Company’s common stock, $0.00005 par value per share (the “Common Stock”) is publicly traded on the Nasdaq Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. (“Ramot”), (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as ALS, also known as Lou Gherig Disease, PMS and Parkinson’s disease. The Company developed a proprietary process, called NurOwn®, for the propagation of Mesenchymal Stem Cells and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.
C.	Since its inception, the Company has devoted substantially all its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of June 30, 2024, the Company had an accumulated deficit of approximately $221,000. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain.
D.	The Company’s primary sources of cash have been proceeds from the issuance and sale of its Common Stock and warrants, the exercise of warrants, sales of Common Stock via its at-the-market (“ATM”) program and other funding transactions. While the Company has been successful in raising financing recently and in the past, there can be no assurance that it will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company has not yet commercialized any of its product candidates. Even if the Company commercializes one or more of its product candidates, it may not become profitable in the near-term. The Company’s ability to achieve profitability depends on several factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership.

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

Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 4 - PREPAID EXPENSES

As of June 30, 2024, the prepaid expenses mostly included director’s insurance of $143, whereas, as of December 31, 2023, the prepaid expenses mostly included director’s insurance of $428.

NOTE 5 - LEASES

As of June 30, 2024, and December 31, 2023, total right-of-use assets was approximately $1,110 and $1,416 and the operating lease liabilities for remaining long term lease was approximately $962 and $1,275, respectively. In the six months period ended June 30, 2024 and in the six months period ended June 30, 2023, the Company recognized approximately $324 and $619, respectively, in total lease costs. Variable lease costs for these periods were immaterial.

Supplemental cash flow and total lease cost information was as follows:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2023
Cash payments for operating leases	331	744
Operating lease expense	328	817
Finance lease income	(4)	(198)

As of June 30, 2024, the Company’s operating leases had a weighted average remaining lease term of 1.89 years and a weighted average discount rate of 8.57%. Future lease payments under operating leases as of June 30, 2024 were as follows:

Operating
Leases
2024	295
2025	556
2026	182
Total future lease payments	1,033
Less imputed interest	(71)
Total lease liability balance	962

NOTE 6 - WARRANTS LIABILITY

In July 2023, the Company issued 4,054,055 shares of common stock and 4,054,055 private placement warrants (“July 2023 warrants”) to purchase shares of common stock. The gross proceeds from this transaction were approximately $7.5 million. The Common Warrants contain provisions regarding settlement in the event of a fundamental transaction that calculate the fair value of the warrants using a prespecified volatility assumption that was not consistent with the input used to value the warrants at issuance which causes the warrants to be classified as liabilities. The Common Warrants will be measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized as financial income or expense as change in fair value of warrant liabilities in the period of change in the condensed consolidated statements of comprehensive loss. July 2023 warrants are classified as Level 3 financial instruments in the fair value hierarchy (refer to Note 8, Fair Value Measurement). As of June 30, 2024, the July 2023 warrants were outstanding with fair values of $1,123. The fair value of the warrant liability for the six – month period ended June 30, 2024 increased by $529. The change has been recognized as gain on change in fair value of derivatives in the Company’s Consolidated Statements of Comprehensive Loss.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 6 - WARRANTS LIABILITY (Cont.):

In connection with the June 2024 Offering (refer to Note 7), the Company also entered into a warrant amendment agreement to July 2023 warrants (the “Warrant Amendment Agreement”) with the Purchaser. Under the Warrant Amendment Agreement, the Company agreed to amend its existing warrants to purchase up to an aggregate of 4,054,055 shares of Common Stock (collectively, the “Existing Warrants”) that were previously issued to the investor in July 2023, such that, effective upon the closing of the Offering, the amended Existing Warrants will have an exercise price of $0.3912 per share and a termination date of June 28, 2029.

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

The Common Stock is publicly traded on The Nasdaq Capital Market under the symbol “BCLI”.

Private placements and public offerings:

At-the-market (ATM) Offering:

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents (as defined in the New Distribution Agreement) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock (the “Shares”), having an aggregate offering price of up to $100,000,000 (the “August 9, 2021 ATM”). Sales under the August 9, 2021 ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on The Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the six months ended June 30, 2024, the Company has sold 9,563,153 shares of Common Stock for gross proceeds of approximately $3,342,413 under the August 9, 2021, ATM.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 – STOCK CAPITAL (Cont.):

Securities Purchase Agreement: (Cont.):

On June 27, 2024, the Company entered into a Securities Purchase Agreement with the purchaser, pursuant to which the Company agreed to sell, (i) an aggregate of 7,918,764 registered shares of the Company’s common stock, (ii) registered pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,192,347 shares of Common Stock and (iii) unregistered warrants to purchase up to 16,666,667 shares of Common Stock, at a purchase price of $0.36 per share of Common Stock and accompanying Common Warrant, or $0.35995 per Pre-Funded Warrant and accompanying Common Warrant. The offering of the Securities yielded gross proceeds to the Company of approximately $4.0 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Offering closed on June 28, 2024. The Warrants will be exercisable six months after the issuance date, will expire five years following the date of issuance and have an exercise price of $0.3912 per share. Each Pre-Funded Warrant is immediately exercisable for one share of Common Stock (the “Pre-Funded Warrant Shares”) at an exercise price of $0.00005 per share and will remain exercisable until the Pre-Funded Warrants are exercised in full.

Capital Raised Since Inception:

Since its inception through June 30, 2024, the Company has raised approximately $178 million gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

Stock Plans:

During the six months ended June 30, 2024, the Company had outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

The 2014 Plans have a shared pool of 5,600,000 shares of Common Stock available for issuance. As of June 30, 2024, 521,163 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company (the “Board”) administers the Company’s stock incentive compensation and equity-based plans.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 – STOCK CAPITAL (Cont.):

Stock options:

These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified period. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. The Company granted 0 stock options during the six months ended June 30, 2024.

A summary of the Company’s option activity related to options to employees and directors, and related information as of June 30, 2024, is as follows:

	For the Six months ended
	June 30, 2024
		Weighted
		average	Aggregate
	Amount of	exercise	intrinsic
	options *	price	value
		$	$
Outstanding at December 31, 2023	1,605,783	3.9632	—
Granted	—	—	—
Forfeited	(161,733)	8.9613	—
Outstanding at June 30, 2024	1,444,050	2.6294	—
Exercisable at June 30, 2024	1,060,700	2.6198	—

*    Represents Employee Stock Options only (not including RSUs).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on June 30, 2024, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

As of June 30, 2024, there was $283 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 1.82 years. Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the six months ended June 30, 2024 amounted to $160. For the six months ended June 30, 2023 the Company recorded compensation income amounted to $58.

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

			Weighted Average
			Remaining
	Number of Shares	Weighted Average	Contractual
	of Restricted	Grant Date Fair	Term
	Stock	Value	(Years)
Nonvested as of December 31, 2023	304,896	2.86	1.32
Granted	1,728,158	0.33	—
Vested	(15,000)	2.69	—
Forfeited	(113,591)	2.07	—
Nonvested as of June 30, 2024	1,904,463	0.63	1.18

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the six months ended June 30, 2024 and June 30, 2023 amounted to $204 and $934, respectively.

As of June 30, 2024, there was $577 of total unrecognized compensation cost related to non-vested restricted stock under the Plan. The cost is expected to be recognized over a weighted average period of 1.35 years.

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Six months ended
	June 30,
	2024	2023
Research and development	$179	$687
General and administrative	185	305
Total stock-based compensation expense	$364	$992

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

NOTE 8 – FAIR VALUE MEASUREMENT (Cont.):

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

	June 30, 2024		March 31, 2024		December 31,2023
Time to expiration	5	years	4.31	years	4.56	years
Common stock price	$0.34		$0.56		$0.27
Risk-free interest rate	4.33		4.28		3.88
Volatility	118%		123%		116%

For the Warrant Amendment Agreement please refer to Note 6.

NOTE 9 – MATERIAL EVENTS DURING THE PERIOD

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

NOTE 9 – MATERIAL EVENTS DURING THE PERIOD (Cont.):

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

On June 20, 2024, the Company announced the appointment of Hartoun Hartounian, Ph.D. as its new EVP and COO, effective as of June 24, 2024.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 10 – SUBSEQUENT EVENTS

On July 18, 2024, the Company received a letter (the “MVLS Deficiency Notice”) from the listing qualifications department staff (the “Staff”) of Nasdaq notifying the Company that from June 2, 2024 to July 17, 2024, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”).

The MVLS Deficiency Notice has no immediate effect on the listing of the Company’s common stock, and the Company’s common stock continues to trade on the Nasdaq Capital Market under the symbol “BCLI.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days from the date of the MVLS Deficiency Notice, or until January 14, 2025 (the “Compliance Date”), to regain compliance with respect to the MVLS Requirement. The MVLS Deficiency Notice states that to regain compliance with the MVLS Requirement, the Company’s MVLS must close at $35 million or more for a minimum of ten consecutive business days during the compliance period ending on the Compliance Date.

If the Company does not regain compliance by the Compliance Date, Nasdaq will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination. However, there can be no assurance that, if the Company receives a delisting notice from the Staff and appeals the delisting determination, such appeal would be successful.

The Company intends to actively monitor the Company’s MVLS between now and the Compliance Date and will take all reasonable measures available to the Company to regain compliance with the MVLS Requirement. While the Company is exercising diligent efforts to maintain the listing of its common stock on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with the applicable continued listing standards set forth in the Nasdaq Listing Rules.

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

NurOwn® has completed its Phase 3 ALS and Phase 2 PMS clinical trials. On November 17, 2020, we announced top-line data from our Phase 3 ALS trial. On March 24, 2021, we announced positive top-line data from our Phase 2 trial evaluating three repeated intrathecal administrations of NurOwn®, each given 2 months apart, as a treatment for PMS. On June 24, 2020, we announced a new clinical program focused on the development of NurOwn® as a treatment for AD. On August 15, 2022, we announced our decision to submit a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for NurOwn® for the treatment of ALS. On September 9, 2022, we filed a BLA to the FDA for NurOwn® for the treatment of ALS. On November 10, 2022, we announced that we had received a refusal to file (“RTF”) letter from the FDA regarding our BLA. The FDA indicated that we may request a Type A meeting to discuss the content of the RTF letter. On December 12, 2022, we announced the submission of a Type A meeting request with the FDA to discuss the contents of the RTF letter previously issued by the FDA regarding the BLA for NurOwn® for the treatment of ALS. On December 27, 2022, we announced that the FDA granted a Type A meeting to discuss the contents of the RTF letter previously issued regarding our BLA for NurOwn® for the treatment of ALS. The Type A Meeting was held on January 11, 2023. The perspective shared by the FDA review team reflected what was in the previously issued RTF letter. Conversations with the FDA on the best pathway to resolve the outstanding questions that remained continued, following the Type A meeting. During these discussions, Brainstorm was presented with multiple options to return the BLA to regulatory review, which included the regulatory procedure to File over Protest. Additionally, within these discussions, the FDA committed to review amendments that were filed to address items raised in the RTF letter. These discussions resulted in Brainstorm requesting the FDA to file our BLA over Protest, as this was the regulatory procedure that would allow us to reach an ADCOM in the shortest amount of time. Brainstorm notified the FDA on February 6, 2023 of our decision to request the FDA to file the NurOwn® BLA for ALS over Protest.  We received confirmation from the FDA that the BLA was re-filed on February 7, 2023.  We received the FDA Type A meeting minutes on February 9, 2023. We submitted an amendment to our BLA on March 7, 2023, in which we responded to the majority of the items included in the RTF letter. Written feedback was received on March 22, 2023, from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn® BLA for ALS. On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023. On September 22, 2023, we submitted an amendment to our BLA to revise the indication to NurOwn® for the treatment of mild to moderate ALS. On September 27, 2023, we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On October 18, 2023, we announced that FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. Brainstorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023 Brainstorm announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with FDA and is viewed by FDA as a withdrawal without prejudice. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023.  On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for a Special Protocol Assessment (“SPA”) with FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®. The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS. On April 9, 2024, the Company announced that it received written agreement from the FDA, under a SPA, on the design for a Phase 3b trial of NurOwn® in ALS. The SPA agreement with the FDA validates the clinical trial protocol and statistical analysis of the planned Phase 3b trial of NurOwn, demonstrating the Company’s adequacy in addressing objectives that support a future BLA in ALS. On June 26, 2024, the Company announced that it has reached alignment with FDA on the Chemistry, Manufacturing, and Controls (CMC) aspects of Brainstorm’s Phase 3b clinical trial for NurOwn (R), its investigational therapy for ALS. This Type C meeting builds upon the positive momentum established in April 2024, when the FDA granted BrainStorm a SPA agreement for its NurOwn Phase 3b trial.

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

Recent Highlights

●	On February 23, 2024, we announced the submission of a SPA request to the FDA for a planned Phase 3b clinical trial of NurOwn® for treatment of ALS.
●	On February 28, 2024, Dr. Stacy Lindborg, former Co-Chief Executive Officer at Brainstorm Cell Therapeutics, provided a corporate update at 17th Annual European Life Sciences CEO Forum in Zurich, Switzerland. Dr. Lindborg also participated in a panel discussion entitled “Neuro Advances Panel: Highlighting the Main Opportunities”.
●	On March 4, 2024, Dr. Bob Dagher, Brainstorm Cell Therapeutics’ then EVP and Chief Development Officer and current EVP and Chief Medical Officer, presented a scientific poster titled “Design of A Phase 3B Trial of Debamestrocel (NurOwn®) in ALS” the 2024 Muscular Dystrophy Association Clinical and Scientific Conference in Orlando, Florida held March 3-6, 2024. The presentation provided an overview into the key features of the phase 3b trial design.
●	On April 9, 2024, the Company announced that it received written agreement from the FDA, under a SPA, on the design for a Phase 3b trial of NurOwn® in ALS. The SPA agreement with the FDA validates the clinical trial protocol and statistical analysis of the planned Phase 3b trial of NurOwn, demonstrating the Company’s adequacy in addressing objectives that support a future BLA in ALS.
●	On April 10, 2024, the Company announced the peer-reviewed publication of Phase 3 biomarker data in Muscle and Nerve. The paper, entitled “Debamestrocel multimodal effects on biomarker pathways in amyotrophic lateral sclerosis are linked to clinical outcomes”, can be found online through the Muscle and Nerve website. This study suggests that debamestrocel or NurOwn®, an investigational cell therapy, may impact key biomarkers in ALS that are predictive of disease progression.
●	On April 16, 2024, the Company announced the promotion of Dr. Bob Dagher to Executive Vice President and Chief Medical Officer. In addition, after four years of maintaining top executive roles, Dr. Stacy Lindborg stepping down from the role of Co-Chief Executive Officer and will remain with BrainStorm as a member of its Board. These strategic management changes are being made as the Company prepares to embark on a registrational Phase 3b trial for NurOwn®, its investigational cell therapy treatment for ALS.
●	In May 2024, the Company presented new biomarker data suggesting that ALS patients may benefit from longer - term treatment with NurOwn (R). The Company shared the data with an international audience of patient advocacy groups, physicians, research organizations, industry representatives, key thought leaders and decision makers dedicated to ALS research at the 3rd Annual ALS Drug Development Summit in Boston. Dr. Stacy Lindborg delivered a presentation on new biomarker data from the NurOwn Expanded Access Program (EAP) along with data from the Phase 3 trial.

●	On June 20, 2024, the Company announced the appointment of Hartoun Hartounian, Ph.D. as its new EVP and COO, effective as of June 24, 2024. Dr. Hartounian brings a distinguished track record with over 32 years of experience in the biopharmaceutical industry, with a focus on cell and gene therapy. His career highlights include founding and leading BioCentriq, a state - of - the - art cell and gene therapy CDMO facility, which was successfully acquired for $73 million in 2022.
●	On June 26, 2024, the Company announced that it has reached alignment with FDA on the CMC aspects of Brainstorm’s Phase 3b clinical trial for NurOwn (R), its investigational therapy for ALS. This Type C meeting builds upon the positive momentum established in April 2024, when the FDA granted BrainStorm a SPA agreement for its NurOwn Phase 3b trial.

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

NurOwn® ALS Clinical Program

We announced top-line data from the Phase 3 clinical trial of NurOwn® in ALS on November 17, 2020. We have been granted Fast Track designation by the FDA for this indication, and have been granted Orphan Drug Status, in the U.S. and Europe, which provides us the potential for an extended period of exclusivity. On August 15, 2022, we announced our decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS. The BLA was filed on September 9, 2022. On November 10, 2022, we announced that we had received a RTF letter from the FDA regarding our BLA. The FDA indicated that we could request a Type A meeting to discuss the content of the RTF letter, and Type A meeting was held on January 11, 2023. On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023. On September 22, 2023, we submitted an amendment to our BLA to revise the indication to NurOwn® for the treatment of mild to moderate ALS. On September 27, 2023 we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On October 18, 2023, we announced that the FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. Brainstorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023 Brainstorm announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with the FDA and is viewed by the FDA as a withdrawal without prejudice. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023. On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for a SPA with the FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®.  The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS. On April 9, 2024, the Company announced that it received written agreement from the FDA, under a SPA, on the design for a Phase 3b trial of NurOwn® in ALS. The SPA agreement with the FDA validates the clinical trial protocol and statistical analysis of the planned Phase 3b trial of NurOwn, demonstrating the Company’s adequacy in addressing objectives that support a future BLA in ALS. On June 26, 2024, the Company announced that it has reached alignment with FDA on the CMC aspects of Brainstorm’s Phase 3b clinical trial for NurOwn (R), its investigational therapy for ALS. This Type C meeting builds upon the positive momentum established in April 2024, when the FDA granted BrainStorm a SPA agreement for its NurOwn Phase 3b trial.

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

We received the FDA Type A meeting minutes on February 9, 2023. We submitted an amendment to our BLA on March 7, 2023, in which we responded to the majority of the items included in the RTF letter. Written feedback was received on March 22, 2023, from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn® BLA for ALS. On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023. On September 22, 2023, we submitted an amendment to our BLA to revise the indication to NurOwn® for the treatment of mild to moderate ALS. On September 27, 2023 we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On October 18, 2023, we announced that the FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. Brainstorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023 Brainstorm announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with the FDA and is viewed by the FDA as a withdrawal without prejudice. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023.  On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for a SPA with the FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®. The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS. On April 9, 2024, the Company announced that it received written agreement from the FDA, under a SPA, on the design for a Phase 3b trial of NurOwn® in ALS. The SPA agreement with the FDA validates the clinical trial protocol and statistical analysis of the planned Phase 3b trial of NurOwn, demonstrating the Company’s adequacy in addressing objectives that support a future BLA in ALS. On June 26, 2024, the Company announced that it has reached alignment with FDA on the CMC aspects of Brainstorm’s Phase 3b clinical trial for NurOwn (R), its investigational therapy for ALS. This Type C meeting builds upon the positive momentum established in April 2024, when the FDA granted BrainStorm a SPA agreement for its NurOwn Phase 3b trial.

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

On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023. On September 22, 2023, we submitted an amendment to our BLA to revise the indication to NurOwn® for the treatment of mild to moderate ALS. On September 27, 2023 we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On October 18, 2023, we announced that the FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. Brainstorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023 Brainstorm announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with the FDA and is viewed by the FDA as a withdrawal without prejudice. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023.  On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for a SPA with the FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®.  The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS. On April 9, 2024, the Company announced that it received written agreement from the FDA, under a SPA, on the design for a Phase 3b trial of NurOwn® in ALS. The SPA agreement with the FDA validates the clinical trial protocol and statistical analysis of the planned Phase 3b trial of NurOwn, demonstrating the Company’s adequacy in addressing objectives that support a future BLA in ALS. On June 26, 2024, the Company announced that it has reached alignment with FDA on the CMC aspects of Brainstorm’s Phase 3b clinical trial for NurOwn (R), its investigational therapy for ALS. This Type C meeting builds upon the positive momentum established in April 2024, when the FDA granted BrainStorm a SPA agreement for its NurOwn Phase 3b trial.

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

On November 14, 2019, we were awarded a $495,330 grant from the National Multiple Sclerosis Society (NMSS), through its Fast Forward program, for serum and CSF biomarkers analysis in Brainstorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with PMS. As of June 30, 2024, we have received $352,156 out of the $495,330 awarded.

On June 9, 2020, we announced that The ALS Association and I AM ALS have awarded us a combined grant of $500,000 to support an ALS biomarker research study. The grant will be used to draw insights from data and samples collected from patients who participated in Brainstorm’s Phase 3 clinical trial and treated with NurOwn®, and to further the understanding of critical biomarkers associated with treatment response for people with ALS. As of June 30, 2024, we have received $400,000 out of $500,000 awarded.

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

On Dec. 26, 2023, we announced the European grant for NurOwn® as well as the Australian grant and Israeli allowance for the NurOwn® exosomes.

Patents protecting NurOwn® have been issued in the United States, Canada, Japan, Europe, Hong Kong, Brazil and Israel.

Recent Scientific and Industry Presentations

●	On February 28, 2024, Dr. Stacy Lindborg, former Co-Chief Executive Officer at Brainstorm Cell Therapeutics, provided a corporate update at 17th Annual European Life Sciences CEO Forum in Zurich, Switzerland. Dr. Lindborg also participated in a panel discussion entitled “Neuro Advances Panel: Highlighting the Main Opportunities”.
●	On March 4, 2024, Dr. Bob Dagher, then Brainstorm Cell Therapeutics EVP and Chief Development and current EVP and Chief Medical Officer, presented a scientific poster titled “Design of A Phase 3B Trial of Debamestrocel (NurOwn®) in ALS” the 2024 Muscular Dystrophy Association Clinical and Scientific Conference in Orlando, Florida held March 3-6, 2024. The presentation provided an overview into the key features of the phase 3b trial design.
●	In May 2024, the Company presented new biomarker data suggesting that ALS patients may benefit from longer - term treatment with NurOwn (R). The Company shared the data with an international audience of patient advocacy groups, physicians, research organizations, industry representatives, key thought leaders and decision makers dedicated to ALS research at the 3rd Annual ALS Drug Development Summit in Boston. Dr. Stacy Lindborg delivered a presentation on new biomarker data from the NurOwn Expanded Access Program (EAP) along with data from the Phase 3 trial.

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

Results of Operations

For the period from inception (September 22, 2000) until June 30, 2024, we did not generate any revenues from operations. In addition, we incurred operating costs and expenses of approximately $2,982,000 during the three months ended June 30, 2024, compared to $5,449,000 during the three months ended June 30, 2023. We incurred operating costs and expenses of approximately $5,456,000 during the six months ended June 30, 2024, compared to $10,600,000 during the six months ended June 30, 2023.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the three months ended June 30, 2024 were $922,000, a decrease of $1,872,000 compared to $2,794,000 for the three months ended June 30, 2023.

This decrease is due to: (i) a decrease of $311,000 in costs related to the Phase 3 clinical trial; (ii) decrease of $813,000 in connection with payroll and stock-based compensation expenses; and (iii) decrease of $748,000 in connection with travel, materials, depreciation, and other activities.

Our research and development expenditures, net for the six months ended June 30, 2024 were $1,883,000, a decrease of $3,835,000 compared to $5,718,000 for the six months ended June 30, 2023.

This decrease is due to: (i) a decrease of $1,458,000 in costs related to the Phase 3 clinical trial; (ii) decrease of $1,006,000 in connection with payroll and stock-based compensation expenses; and (iii) a decrease of $1,370,000 in connection with patents, rent, travel, materials, depreciation and other activities.

General and Administrative

General and administrative expenses for the three months ended June 30, 2024 and 2023 were $2,060,000 and $2,655,000, respectively. The decrease in general and administrative expenses of $595,000 is primarily due to decrease in payroll, stock-based compensation expenses, PR activities, travel and consultants’ costs. This decrease was partially offset by an increase in consultants’ and stock management costs.

General and administrative expenses for the six months ended June 30, 2024 and 2023 were $3,573,000 and $4,882,000, respectively. The decrease in general and administrative expenses of $1,309,000 is primarily due to a decrease for costs related to payroll, stock-based compensation expenses, PR activities, travel, rent and other activities. This decrease was partially offset by an increase in consultants’ costs.

Financial Expenses

Financial income for the three months ended June 30, 2024 was $30,000 compared to financial income of $120,000 for the three months ended June 30, 2023, as a result of interest earned on our cash, cash equivalents and short-term deposits and due to conversion exchange rates.

Financial income for the six months ended June 30, 2024 was $43,000 compared to financial income of $212,000 for the six months ended June 30, 2023 as a result of interest earned on our cash, cash equivalents and short-term deposits and due to conversion exchange rates.

Net Loss

Net loss for the three months ended on June 30, 2024 was $2,541,000, compared to a net loss of $5,329,000 for the three months ended June 30, 2023. Net loss per share for the three months ended June 30, 2024 and 2023 was $0.04 and $0.13, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended June 30, 2024 was 71,215,481, compared to 39,696,665 for the three months ended June 30, 2023.

Net loss for the six months ended on June 30, 2024 was $5,942,000, compared to a net loss of $10,388,000 for the six months ended June 30, 2023. Net loss per share for the six months ended June 30, 2024 and 2023 was $0.09 and $0.27, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the six months ended June 30, 2024 was 67,977,012, compared to 38,224,230 for the six months ended June 30, 2023.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via the ATM programs and through various grants. At June 30, 2024 cash, cash equivalents and restricted cash amounted to $3,648,000.

Net cash used in operating activities for the six months ended June 30, 2024 was $4,746,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean room and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash provided by financing activities for the six months ended June 30, 2024 was $6,909,000 from sales of common stock under the August 9, 2021 ATM programs and June 2024 Sales of Unregistered Securities.

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM.  During the six months ended June 30, 2024, the Company has sold 9,563,153 shares of Common Stock for gross proceeds of approximately $3,342,413 under the August 9, 2021, ATM.

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

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the six months ended June 30, 2024, the Company has sold 9,563,153 shares of Common Stock for gross proceeds of approximately $3,342,413 under the August 9, 2021, ATM. On April 2, 2024, we entered into Amendment No. 1 to the New Distribution Agreement (“Amendment No. 1”) pursuant to which Leerink Partners ceased to be an agent.

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

On June 27, 2024, the Company entered into a Securities Purchase Agreement with the purchaser, pursuant to which the Company agreed to sell, (i) an aggregate of 7,918,764 registered shares of the Company’s common stock, (ii) registered pre - funded warrants (the “Pre - Funded Warrants”) to purchase up to 3,192,347 shares of Common Stock and (iii) unregistered warrants to purchase up to 16,666,667 shares of Common Stock, at a purchase price of $0.36 per share of Common Stock and accompanying Common Warrant, or $0.35995 per Pre - Funded Warrant and accompanying Common Warrant. The offering of the Securities yielded gross proceeds to the Company of approximately $4.0 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Offering closed on June 28, 2024. The Warrants will be exercisable six months after the issuance date, will expire five years following the date of issuance and have an exercise price of $0.3912 per share. Each Pre - Funded Warrant is immediately exercisable for one share of Common Stock (the “Pre - Funded Warrant Shares”) at an exercise price of $0.00005 per share and will remain exercisable until the Pre - Funded Warrants are exercised in full.

In connection with the June 2024 Offering, the Company also entered into the Warrant Amendment Agreement with the Purchaser. Under the Warrant Amendment Agreement, the Company agreed to amend its existing warrants to purchase up to an aggregate of 4,054,055 shares of Common Stock (collectively, the “Existing Warrants”) that were previously issued to the investor in July 2023, such that, effective upon the closing of the Offering, the amended Existing Warrants will have an exercise price of $0.3912 per share and a termination date of June 28, 2029.

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

While our significant accounting policies are described in more detail in the notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer, former Co-Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 1, 2023, a purported shareholder of the Company filed a putative securities class action complaint against the Company and certain of its officers, captioned Sporn v. Brainstorm Cell Therapeutics Inc., et al., Case No. 1:23-cv-09630 (the “Securities Complaint”), in the United States District Court for the Southern District of New York (the “Securities Action”).  The Lead Plaintiff filed an Amended Complaint on April 1, 2024; the Amended Complaint adds a former officer as an individual defendant.  The Amended Complaint in the Securities Action alleges violations of Sections 10(b) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder against all defendants and control person violations of Section 20(a) against the individual defendants, relating to NurOwn® for the treatment of ALS, the Company’s submissions to and communications with the FDA in support of the approval of NurOwn® for the treatment of ALS, and the prospects of future approval of NurOwn® by the FDA.  The Securities Action seeks, among other things, damages in connection with an allegedly inflated stock price between February 18, 2020 and September 27, 2023, as well as attorneys’ fees and costs.  The Company and individual defendants moved to dismiss the Amended Complaint on May 31, 2024; plaintiffs opposed the motion to dismiss on July 31, 2024; and the Company and individual defendants’ deadline to file a reply in support of their motion to dismiss is September 13, 2024.

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

On November 1, 2023, we received a letter from the listing qualifications department staff (the “Staff”) of Nasdaq Stock Market (“Nasdaq”) indicating that we are not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had an initial compliance period of 180 calendar days from the date of the letter, or until April 29, 2024, to regain compliance with respect to the Bid Price Requirement. To regain compliance with the Bid Price Requirement, the closing bid price of our common stock had to meet or exceed $1.00 per share for a minimum of ten consecutive business days during the initial compliance period. However, on May 1, 2024, Nasdaq notified us in writing of its determination to delist our Common Stock due to continued noncompliance with the Bid Price Requirement as of April 29, 2024.

In response, on May 2, 2024, we submitted a hearing request to the Nasdaq Hearings Panel (the “Panel”) to appeal the Staff’s determination, and on June 3, 2024, Nasdaq notified us that they would grant us a temporary exception to regain compliance with the Bid Price Requirement, based on our plan to effect a reverse stock split if necessary to regain compliance no later than October 7, 2024. Nasdaq has given us until October 21, 2024 to regain compliance with the Bid Price Requirement by evidencing a $1.00 closing bid price for a minimum of ten consecutive business days.

Additionally, on July 18, 2024, we received a letter from the Staff indicating that we have not maintained Nasdaq’s minimum market value of listed securities (the “MVLS”) of $35 million from June 2, 2024 to July 17, 2024. Under Nasdaq’s listing rules, we have 180 calendar days from this notice, until January 14, 2025, to regain compliance with Nasdaq’s MVLS (the “Compliance Period”). If at any time during this compliance period the Company’s MVLS closes at $35 million or more for a minimum of ten consecutive business days, the Staff will notify the Company that it has regained compliance with the MVLS requirement. However, if the Company fails to comply with the MVLS requirement for ten consecutive business days prior to the expiration of the Compliance Period on January 14, 2025, then the Staff will send the Company a notice of delisting.

If we are unsuccessful in our efforts to regain compliance with either the Bid Price Requirement or the MVLS requirement, delisting from the Nasdaq market could make trading the Common Stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of the Common Stock, the sale or purchase of the Common Stock would likely be made more difficult and the trading volume and liquidity of the Common Stock could decline. Delisting from Nasdaq could also result in negative publicity, could also make it more difficult for us to raise additional capital through alternative financing sources on terms acceptable to us, or at all, and may result in potential loss of confidence by investors, employees, and could result in fewer business development opportunities. We cannot assure you that the Common Stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the six months period ended June 30, 2024, we made no material changes to the procedures by which stockholders may recommend nominees to our Board, as described in our most recent proxy statement.

On July 29, 2024, the Board approved that our 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”) will be held virtually on Monday, September 16, 2024, at 10:00 a.m. Eastern time. The record date for the determination of stockholders of the Company entitled to receive notice of and to vote at the 2024 Annual Meeting shall be the close of business on August 12, 2024. Because the date of the 2024 Annual Meeting differs by more than thirty (30) days from the anniversary date of the Company’s 2023 Annual Meeting of Stockholders, which was held on December 18, 2023, pursuant to Rule 14a-5(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company, through a current report on Form 8-K filed with the SEC on July 30, 2024, provided notice of the updated deadlines for stockholder proposals for inclusion in the Company’s proxy materials pursuant to Rule 14a-8 under the Exchange Act, notices of stockholder proposal outside the processes of Rule 14a-8 under the Exchange Act, and notices of director nomination pursuant to Rule 14a-19 under the Exchange Act, which shall supersede the original deadlines therefor as provided in the Company’s proxy statement

Proposals of stockholders intended for inclusion in the Company’s proxy statement for the 2024 Annual Meeting in accordance with Rule 14a-8 must be received by us at our principal executive offices no later than August 12, 2024, which the Board has determined to be a reasonable time before we expect to begin in print and send our proxy materials in accordance with Rule 14a-8(e). Any such proposal must also comply with the requirements as to form and substance established by the SEC in order to be included in the proxy statement relating to the 2024 Annual Meeting.

Pursuant to Rule 14a-4 under the Exchange Act, stockholders who wish to make a proposal at the 2024 Annual Meeting (other than a proposal intended for inclusion in the Company’s proxy statement for the 2024 Annual Meeting in accordance with Rule 14a-8) must notify us not later than August 12, 2024, which the Board has determined to be a reasonable time before we expect to begin in print and send our proxy materials in accordance in accordance with Rule 14a-4(c). If a stockholder who wishes to present such a proposal fails to notify the Company by August 12, 2024, and such proposal is brought before the 2024 Annual Meeting, then under the SEC’s proxy rules, the proxies solicited by management with respect to such meeting will confer discretionary voting authority with respect to such stockholder proposal on those persons selected by management to vote the proxies. Even if a stockholder makes a timely notification, those persons selected by management to vote the proxies may still exercise discretionary voting authority under circumstances consistent with Rule 14a-4.

To comply with universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than the Company’s nominees pursuant to Rule 14a-19 must provide notice that sets forth the information required by Rule 14a-19 no later than August 9, 2024, which is the 10th calendar date following July 30, 2024 (the date on which we initially provided the notice of the updated deadlines) pursuant to Rule 14a-19(b).

Any stockholder proposal for inclusion in the Company’s proxy materials pursuant to Rule 14a-8, notice of stockholder proposal outside the processes of Rule 14a-8 or notice of director nomination pursuant to Rule 14a-19 should be sent to us at our principal executive offices at the following address: Brainstorm Cell Therapeutics Inc., 1325 Avenue of Americas, 28th Floor, New York, NY 10019. In order to curtail controversy as to the date on which a proposal was received by us, it is suggested that stockholders submit abovementioned proposals or notices they might have by certified mail, return receipt requested to us.

Item 6. Exhibits.

The following documents are filed as exhibits to this report:

Incorporated by Reference Herein
Exhibit Number	Description	Filed (or Furnished) with this Form 10-Q	Form	Exhibit & File No.	Date Filed

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix B File No. 333-61610	November 20, 2006
3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 15, 2014.		Form 8-K	Exhibit 3.1 File No. 000-54365	September 16, 2014
3.3	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated August 31, 2015.		Form 8-K	Exhibit 3.1 File No. 001-366641	September 4, 2015
3.4	ByLaws of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix C File No. 333-61610	November 20, 2006
3.5	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007.		Form 8-K	Exhibit 3.1 File No. 333-61610	March 27, 2007
4.1	Form of Warrant	*
4.2	Form of Pre-Funded Warrant		Form 8-K	Exhibit 4.2 File No. 001 -36641	June 28, 2024
10.1¥	Employment Agreement dated June 19, 2024 between Brainstorm Cell Therapeutics Inc. and Hartoun Hartounian	*
10.2¥	Separation Agreement dated April 16, 2024 between Brainstorm Cell Therapeutics Inc. and Stacy Lindborg	*
10.3	Form of Securities Purchase Agreement dated June 27, 2024 between Brainstorm Cell Therapeutics Inc. and the purchaser party thereto		Form 8-K	Exhibit 10.1 File No. 001 -36641	June 28, 2024
10.4	Placement Agency Agreement, dated as of June 27, 2024 by and between Brainstorm Cell Therapeutics Inc. and the placement agent party thereto.		Form 8-K	Exhibit 10.2 File No. 001 -36641	June 28, 2024
10.5	Form of Warrant Amendment Agreement, dated June 27, 2024 between the Company and the purchaser party thereto		Form 8-K	Exhibit 10.3 File No. 001 -36641	June 28, 2024
10.6	Amendment No. 1 dated April 2, 2024 to the Distribution Agreement dated August 9, 2024 by and among Brainstorm Cell Therapeutics Inc., Leerink Partners LLC and Raymond James & Associates, Inc.		Form 8-K	Exhibit 1.1 File No. 001 -36641	April 2, 2024
10.7	Restricted Stock Agreement dated as of June 3, 2024 under the 2014 Global Share Option Plan between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits	*
10.8	Restricted Stock Agreement dated as of May 2, 2024 under the 2014 Stock Incentive Plan between Brainstorm Cell Therapeutics Inc. and Stacy Lindborg	*
10.9	Restricted Stock Agreement dated as of April 21, 2024 under the 2014 Global Share Option Plan between Brainstorm Cell Therapeutics Inc. and Alla Patlis	*
10.10	Restricted Stock Agreement dated as of April 7, 2024 under the 2014 Global Share Option Plan between Brainstorm Cell Therapeutics Inc. and Uri Yablonka	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*Filed herewith

‡Furnished herewith

#Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules to the Securities and Exchange Commission upon request.

¥Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: August 14, 2024	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alla Patlis
Name: Alla Patlis
Title: Controller, Interim Chief Financial Officer (Principal Financial Officer)