Form 10-Q
period 2024-09-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2024-11-14
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024.

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

As of November 12, 2024, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 5,703,426(*).

* Retroactively adjusted (See Note 7).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “Brainstorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal quarter, statements regarding the market potential for treatment of neurodegenerative disorders such as amyotrophic lateral sclerosis (“ALS”), the sufficiency of our existing capital resources for continuing operations in 2024 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to the potential consequences of the Nasdaq Stock Market’s (the “Nasdaq”) notice of noncompliance with the minimum market value of listed securities requirement, our reputation and business generally, whether we will be able to meet Nasdaq’s minimum market value of $35 million in time for Nasdaq’s January 14, 2025 deadline, the outcomes of the putative securities class action and derivative lawsuits filed by five of our shareholders, the potential for more derivative lawsuits to be brought, our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broader acceptance as a treatment option for ALS, progressive multiple sclerosis (“PMS”), Alzheimer’s disease (“AD”) or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, adverse developments affecting the financial services industry, political instability, unrest and wars, such as the conflicts involving Ukraine and Russia and Israel and its surrounding regions, including our clinical development activities, and other factors described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2023. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2023 in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	September 30,	December 31,
	2024	2023
	Unaudited	Audited

	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$168	$1,300
Other accounts receivable	40	51
Prepaid expenses and other current assets (Note 4)	156	548
Total current assets	$364	$1,899
Long-Term Assets:
Prepaid expenses and other long-term assets	$22	$22
Restricted Cash	181	185
Operating lease right of use asset (Note 5)	959	1,416
Property and Equipment, Net	499	686
Total Long-Term Assets	$1,661	$2,309

Total assets	$2,025	$4,208

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payables	$4,603	$4,954
Accrued expenses	865	1,240
Operating lease liability (Note 5)	570	603
Employees related liability	1,044	1,003
Total current liabilities	$7,082	$7,800

Long-Term Liabilities:
Operating lease liability (Note 5)	271	672
Warrants liability (Note 6)	729	594
Total long-term liabilities	$1,000	$1,266

Total liabilities	$8,082	$9,066

Stockholders’ Deficit:
Stock capital: (Note 7)	14	13

Common Stock of $0.00005 par value - Authorized: 250,000,000 shares at September 30, 2024 and 100,000,000 shares at December 31, 2023 respectively; Issued and outstanding: 5,309,796 and 4,032,614 shares at September 30, 2024 and December 31, 2023 respectively(*)

Additional paid-in-capital	217,708	210,258
Treasury stocks	(116)	(116)
Accumulated deficit	(223,663)	(215,013)
Total stockholders’ deficit	$(6,057)	$(4,858)

Total liabilities and stockholders’ deficit	$2,025	$4,208

* Retroactively adjusted (See Note 7).

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Nine months ended			Three months ended
	September 30,			September 30,
	2024	2023		2024	2023

	Unaudited			Unaudited
Operating expenses:

Research and development, net	$2,928	$9,048		$1,045	$3,330
General and administrative	5,576	7,587		2,003	2,705

Operating loss	(8,504)	(16,635)		(3,048)	(6,035)

Financial (expense) income, net	(11)	91		(54)	(121)

Gain (loss) on change in fair value of Warrants liability (Note 6)	(135)	4,930		394	4,930

Net loss	$(8,650)	$(11,614)		$(2,708)	$(1,226)

Basic and diluted net loss per share from continuing operations	$(1.80)	$(4.35)	(*)	$(0.51)	$(0.45)	(*)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	4,793,026	2,683,700	(*)	5,309,796	2,950,121	(*)

* Retroactively adjusted (See Note 7).

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number(**)	Amount	capital	stocks	deficit	equity
Balance as of January 1, 2023	2,446,272	12	194,910	(116)	(197,821)	(3,015)
Stock-based compensation related to stock and options granted to directors and employees	(1,255)	*	4	—	—	4
Issuance of shares in at-the-market (ATM) offering (Note 7)	120,000	*	3,230	—	—	3,230
Net loss	—	—	—	—	(5,059)	(5,059)
Balance as of March 31, 2023	2,565,017	12	198,144	(116)	(202,880)	(4,840)
Stock-based compensation related to stock and options granted to directors and employees	21,000	*	988	—	—	988
Issuance of shares in at-the-market (ATM) offering (Note 7)	142,433	*	5,299	—	—	5,299
Net loss	—	—	—	—	(5,329)	(5,329)
Balance as of June 30, 2023	2,728,450	12	204,431	(116)	(208,209)	(3,882)
Stock-based compensation related to stock and options granted to directors and employees	22,277	*	548	—	—	548
Issuance of shares for private placement (Note 7)	270,270	*	1,978	—	—	1,978
Net loss	—	—	—	—	(1,226)	(1,226)
Balance as of September 30, 2023	3,020,997	12	206,957	(116)	(209,435)	(2,582)

*   Represents an amount less than $1.

** Retroactively adjusted (See Note 7).

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

U.S. dollars in thousands

(Except share data)

				Additional			Total
	Common stock			paid-in	Treasury	Accumulated	stockholders’
	Number		Amount	capital	stocks	deficit	deficit
Balance as of January 1, 2024	4,032,614	(**)	13	210,258	(116)	(215,013)	(4,858)
Stock-based compensation related to stock and options granted to directors and employees	—		*	170	—	—	170
Issuance of shares in at-the-market (ATM) offering (Note 7)	530,532		*	2,539	—	—	2,539
Net loss	—		—	—	—	(3,401)	(3,401)
Balance as of March 31, 2024	4,563,146	(**)	13	212,967	(116)	(218,414)	(5,550)
Stock-based compensation related to stock and options granted to directors and employees	111,721	(**)	*	194	—	—	194
Issuance of shares in at-the-market (ATM) offering (Note 7)	107,011	(**)	*	725	—	—	725
Issuance of shares for private placement (Note 7)	527,918	(**)	1	3,644	—	—	3,645
Net loss	—		—	—	—	(2,541)	(2,541)
Balance as of June 30, 2024	5,309,796	(**)	14	217,530	(116)	(220,955)	(3,527)
Stock-based compensation related to stock and options granted to directors and employees	—		*	178	—	—	178
Net loss	—		—	—	—	(2,708)	(2,708)
Balance as of September 30, 2024	5,309,796		14	217,708	(116)	(223,663)	(6,057)

*    Represents an amount less than $1.

** Retroactively adjusted (See Note 7).

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2024	2023	2024	2023
Cash flows from operating activities:

Net loss	$(8,650)	$(11,614)	$(2,708)	$(1,226)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	187	199	59	65
Stock-based compensation related to options granted to employees and directors	542	1,540	178	548
Change in operating lease liability	23	(183)	30	(58)
Decrease in other accounts receivable and prepaid expenses	403	4	149	345
Increase (decrease) in trade payables	(351)	(298)	(737)	(1,264)
Loss (gain) on change in fair value of warrants (Note 6)	135	(4,761)	(394)	(4,761)
Increase (decrease) in other accounts payable and accrued expenses	(334)	(60)	124	(58)
Total net cash used in operating activities	$(8,045)	$(17,173)	$(3,299)	$(6,409)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2024	2023	2024	2023
Cash flows from investing activities:		(18)		(18)
Changes in short-term deposit	—	2,015	—	6
Total net cash provided by investing activities	$—	$1,997	$—	$(12)
Cash flows from financing activities:
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 7)	3,264	8,529	—	—
Proceeds from Issuance of shares for private placement (Note 7) (*)	3,645	7,097	—	7,097
Total net cash provided by financing activities	$6,909	$15,626	$—	$7,097

Increase (decrease) in cash, cash equivalents and restricted cash	(1,136)	450	(3,299)	676

Cash, cash equivalents and restricted cash at the beginning of the period	$1,485	$772	$3,648	$546

Cash, cash equivalents and restricted cash at end of the period	$349	$1,222	$349	$1,222

(*) Presented after neutralizing costs of issuance.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all the research and development activities of the Company. BCT formed wholly-owned subsidiaries Brainstorm Cell Therapeutics UK Ltd., in the United Kingdom on February 19, 2013 (currently inactive), Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019. The Company formed a wholly-owned subsidiary in Delaware, Brainstorm Cell Manufacturing LLC, in August 21, 2024.

The Company’s common stock, $0.00005 par value per share (the “Common Stock”) is publicly traded on the Nasdaq Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. (“Ramot”), (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as ALS, also known as Lou Gherig Disease, PMS and Parkinson’s disease. The Company developed a proprietary process, called NurOwn®, for the propagation of MSCs and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.
C.	A reverse stock split of the Company’s shares of Common Stock by a ratio of one-for-fifteen (the “Reverse Stock Split”) was effected on September 30, 2024 at 11:59 p.m. pursuant to an amendment to the Company’s Certificate of Incorporation approved by the stockholders of the Company on September 16, 2024. The Company adjusted all ordinary shares, options, warrants, per share data and exercise prices included in these financial statements for all periods presented to reflect the Reverse Stock Split.
D.	Since its inception, the Company has devoted substantially all its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of September 30, 2024, the Company had an accumulated deficit of approximately $224,000. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of September 30, 2024 the cash balance is $349.

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

Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 4 - PREPAID EXPENSES

As of September 30, 2024, the prepaid expenses balance was $156, none of which was related to director’s insurance. Whereas, as of December 31, 2023 the prepaid expenses balance mostly included director’s insurance of $428.

NOTE 5 - LEASES

As of September 30, 2024, and December 31, 2023, total right-of-use assets was approximately $959 and $1,416 and the operating lease liabilities for remaining long term lease was approximately $841 and $1,275, respectively. In the nine months period ended September 30, 2024 and in the nine months period ended September 30, 2023, the Company recognized approximately $324 and $619, respectively, in total lease costs. Variable lease costs for these periods were immaterial.

Supplemental cash flow and total lease cost information was as follows:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash payments for operating leases	496	1,100
Operating lease expense	492	1,209
Finance lease income	28	(293)

As of September 30, 2024, the Company’s operating leases had a weighted average remaining lease term of 1.67 years and a weighted average discount rate of 8.50%. Future lease payments under operating leases as of September 30, 2024 were as follows:

Operating
Leases
2024	149
2025	563
2026	185
Total future lease payments	897
Less imputed interest	(56)
Total lease liability balance	841

NOTE 6 - WARRANTS LIABILITY

In July 2023, the Company issued 270,270 shares of Common Stock and 270,270 private placement warrants (“July 2023 warrants”) to purchase shares of Common Stock. The gross proceeds from this transaction were approximately $7.5 million. The Common Warrants contain provisions regarding settlement in the event of a fundamental transaction that calculate the fair value of the warrants using a prespecified volatility assumption that was not consistent with the input used to value the warrants at issuance which causes the warrants to be classified as liabilities. The Common Warrants will be measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized as financial income or expense as change in fair value of warrant liabilities in the period of change in the condensed consolidated statements of comprehensive loss. July 2023 warrants are classified as Level 3 financial instruments in the fair value hierarchy (refer to Note 8, Fair Value Measurement). As of September 30, 2024, the July 2023 warrants were outstanding with fair values of $729. The fair value of the warrant liability for the nine – month period ended September 30, 2024 increased by $135. The change has been recognized as loss on change in fair value of derivatives in the Company’s Consolidated Statements of Comprehensive Loss.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 6 - WARRANTS LIABILITY (Cont.):

In connection with the June 2024 public offering (the “Offering”) (refer to Note 7), the Company also entered into a warrant amendment agreement regarding July 2023 warrants (the “Warrant Amendment Agreement”) with the Purchaser. Under the Warrant Amendment Agreement, the Company agreed to amend its existing warrants to purchase up to an aggregate of 270,270 shares of Common Stock (collectively, the “Existing Warrants”) that were previously issued to the investor in July 2023, such that, effective upon the closing of the Offering, the amended Existing Warrants will have an exercise price of $5.868 per share and a termination date of June 28, 2029.

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

The Common Stock is publicly traded on The Nasdaq Capital Market under the symbol “BCLI”.

On September 30, 2024 the Company effected the Reverse Stock Split of the Company’s ordinary shares at the one-for-fifteen ratio, such that every fifteen shares of Common Stock were consolidated into one ordinary share. As a result, all share amounts were adjusted retroactively for all periods presented in these financial statements.

Private placements and public offerings:

At-the-market (ATM) Offering:

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents (as defined in the New Distribution Agreement) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock (the “Shares”), having an aggregate offering price of up to $100,000,000 (the “August 9, 2021 ATM”). Sales under the August 9, 2021 ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, sales made directly on The Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the nine months ended September 30, 2024, the Company has sold 637,543 shares of Common Stock for gross proceeds of approximately $3,342,413 under the August 9, 2021, ATM.

Securities Purchase Agreement:

On July 17, 2023, the Company entered into a Securities Purchase Agreement with the purchaser named therein, pursuant to which the Company agreed to sell, in the Offering, an aggregate of 270,270 shares of Common Stock, together with accompanying warrants (the “Common Warrants”) to purchase 270,270 shares of Common Stock, at a purchase price of $27.75 per share and accompanying warrants for gross proceeds to the Company of approximately $7.5 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Offering closed on July 19, 2023. The Common Warrants are immediately exercisable, expire five years following the date of issuance and have an exercise price of $30.00 per share. Please refer to Note 6.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 – STOCK CAPITAL (Cont.):

Securities Purchase Agreement: (Cont.):

On June 27, 2024, the Company entered into a Securities Purchase Agreement with the purchaser, pursuant to which the Company agreed to sell, (i) an aggregate of 527,918 registered shares of the Company’s Common Stock, (ii) registered pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 212,823 shares of Common Stock and (iii) unregistered warrants to purchase up to 1,111,111 shares of Common Stock, at a purchase price of $5.4 per share of Common Stock and accompanying Common Warrant, or $5.399 per Pre-Funded Warrant and accompanying Common Warrant. The Offering of the Securities yielded gross proceeds to the Company of approximately $4.0 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Offering closed on June 28, 2024. The Warrants will be exercisable six months after the issuance date, will expire five years following the date of issuance and have an exercise price of $5.868 per share. Each Pre-Funded Warrant is immediately exercisable for one share of Common Stock (the “Pre-Funded Warrant Shares”) at an exercise price of $0.00005 per share and will remain exercisable until the Pre-Funded Warrants are exercised in full.

Capital Raised Since Inception:

Since its inception through September 30, 2024, the Company has raised approximately $178 million gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

Stock Plans:

During the nine months ended September 30, 2024, the Company had outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

On September 16, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”), and the stockholders of the Company approved Amendment No. 4 to the 2014 U.S. Plan, as amended, and Amendment No. 4 to the 2014 Global Option Plan, as amended (collectively, the “Amendments to the 2014 Plans”). The Amendments to the 2014 Plans amend each of the U.S. Plan, as amended, and 2014 Global Option Plan, as amended, respectively (collectively, the “Original 2014 Plans”) to (i) increase the shared pool of shares of the Common Stock available for issuance under the Company’s Original 2014 Plans by 533,333 shares of Common Stock, resulting in a shared pool of 906,666 shares of Common Stock, and (ii) extend the term of each of the Original 2014 Plans by an additional ten years. This extension applies solely to future grants and does not affect any grants made under the original terms.

The 2014 Plans now have a shared pool of 906,666 shares of Common Stock available for issuance. As of September 30, 2024, 585,379 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company (the “Board”) administers the Company’s stock incentive compensation and equity-based plans.

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

Stock options:

These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified period. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. The Company didn't grant stock options during the nine months ended September 30, 2024.

A summary of the Company’s option activity related to options to employees and directors, and related information as of September 30, 2024, is as follows:

	For the Nine months ended
	September 30, 2024
		Weighted
		Average	Aggregate
	Amount of	Exercise	intrinsic
	options *	Price	value
		$	$
Outstanding at December 31, 2023	107,052	55.4481	—
Granted	—	—	—
Forfeited	(17,448)	127.0191	—
Outstanding at September 30, 2024	89,604	33.8151	—
Exercisable at September 30, 2024	70,428	31.7924	—

*    Represents Employee Stock Options only (not including restricted stock units).

**  Retroactively adjusted (See Note 7).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on September 30, 2024, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

As of September 30, 2024, there was $219 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 1.78 years. Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the nine months ended September 30, 2024 amounted to $224. For the nine months ended September 30, 2023 the Company recorded compensation income amounted to $229.

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

				Weighted Average
				Remaining
	Number of Shares		Weighted Average	Contractual
	of Restricted		Grant Date Fair	Term
	Stock		Value	(Years)
Nonvested as of December 31, 2023	20,326	(*)	42.92	1.32
Granted	115,210	(*)	4.95	—
Vested	(6,679)	(*)	38.73	—
Forfeited	(7,572)	(*)	31.11	—
Nonvested as of September 30, 2024	121,285		6.69	0.97

*  Retroactively adjusted (See Note 7).

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the nine months ended September 30, 2024 and September 30, 2023 amounted to $318 and $1,310, respectively.

As of September 30, 2024, there was $399 of total unrecognized compensation cost related to non-vested restricted stock under the Plan. The cost is expected to be recognized over a weighted average period of 1.22 years.

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Nine months ended
	September 30,
	2024	2023
Research and development	$272	$1,108
General and administrative	270	432
Total stock-based compensation expense	$542	$1,540

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

	September 30, 2024		June 30, 2024		March 31, 2024		December 31,2023
Time to expiration	4.74	years	5	years	4.31	years	4.56	years
Common stock price	$3.45		$5.1		$8.4		$4.05
Risk-free interest rate	3.58		4.33		4.28		3.88
Volatility	122%		118%		123%		116%

For the Warrant Amendment Agreement please refer to Note 7.

NOTE 9 – MATERIAL EVENTS DURING THE PERIOD

A.

On November 1, 2023, a purported shareholder of the Company filed a putative securities class action complaint against the Company and certain of its officers, captioned Sporn v. Brainstorm Cell Therapeutics Inc., et al., Case No. 1:23-cv-09630 (the “Securities Complaint”), in the United States District Court for the Southern District of New York (the “Securities Action”).  The Lead Plaintiff filed an Amended Complaint on April 1, 2024; the Amended Complaint adds a former officer as an individual defendant. The Company and individual defendants moved to dismiss the Amended Complaint on May 31, 2024; plaintiffs opposed the motion to dismiss on July 31, 2024; and the Company and individual defendants’ filed a reply in support of their motion to dismiss on September 17, 2024. The court may, in its discretion, either hold an oral argument or issue a ruling on the motion to dismiss based upon the parties’ briefing.

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

C.

All substantive deadlines in the Consolidated Derivative Action are currently stayed pending the court’s decision on the motion to dismiss in the Securities Action.  Plaintiffs have not yet filed a consolidated complaint; the Derivative Actions, brought on behalf of the Company, each assert state law claims for breach of fiduciary duty and unjust enrichment against the individual defendants. The complaints in Holtzman and Hamby also assert state law claims against the individual defendants for abuse of control, gross mismanagement, corporate waste, a claim against the individual defendants for violations of Section 14(a) of the Exchange Act, and a claim against two officer defendants for contribution under Sections 10(b) and 21D of the Exchange Act. The Derivative Complaints allege that the individual defendants breached their fiduciary duties and duties under the Exchange Act in connection with the Company’s internal controls relating to, as with the allegations in the Securities Complaint, NurOwn® for the treatment of ALS, the Company’s submissions to and communications with the FDA in support of the approval of NurOwn® for the treatment of ALS, and the prospects of future approval of NurOwn® by the FDA their actions or omissions could not have been a good faith exercise of prudent business.  The Derivative Actions seek among other things, monetary damages and disgorgement of performance-based compensation granted in connection with an allegedly inflated stock price between August 15, 2022 and September 27, 2023, as well as attorneys’ fees and costs.

The Company intends to vigorously defend against the lawsuits.

D.

On November 1, 2023, the Company was notified by Nasdaq of non-compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market. On May 1, 2024, Nasdaq informed the Company of a potential delisting, effective May 10, 2024, unless the Company requested a hearing. The Company appealed on May 2, 2024, and on June 3, 2024, Nasdaq granted a temporary exception until October 21, 2024, to regain compliance. To meet the requirement, the Company implemented a one-for-fifteen reverse stock split on September 30, 2024. As of October 15, 2024, the Common Stock closed above $1.00 for ten consecutive trading days, achieving compliance.

On October 29, 2024, the Company received written notice from the Nasdaq stating that the Company has regained compliance with the Minimum Bid Price Requirement and the Nasdaq Hearing Panel has decided to continue the listing of the Company’s securities on Nasdaq. Accordingly, the Common Stock will continue to trade on The Nasdaq Capital Market, subject to the Company’s compliance with Nasdaq’s continued listing requirements.

E.

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

NOTE 10 – SUBSEQUENT EVENTS

A.	The Common Stock began trading on a post-Reverse Stock Split basis on The Nasdaq Capital Market on October 1, 2024. To regain compliance, the Common Stock needed to close at above $1.00 for at least ten consecutive trading days. As of the close of trading on October 15, 2024, as a result of the Reserve Stock Split, the Common Stock had closed at above $1.00 for ten consecutive trading days.

On October 29, 2024, the Company received written notice from the Nasdaq stating that the Company has regained compliance with the Minimum Bid Price Requirement and the Nasdaq Hearing Panel has decided to continue the listing of the Company’s securities on Nasdaq. Accordingly, the Common Stock will continue to trade on The Nasdaq Capital Market, subject to the Company’s compliance with Nasdaq’s continued listing requirements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

Brainstorm Cell Therapeutics Inc. is a leading biotechnology company committed to the development and commercialization of best-in-class autologous cellular therapies for the treatment of neurodegenerative diseases, including ALS, also known as Lou Gehrig’s disease); PMS; AD; and other neurodegenerative diseases. NurOwn®, our proprietary cell therapy platform, leverages cell culture methods to induce autologous bone marrow-derived MSCs to secrete high levels of neurotrophic factors (“NTFs”), modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function.

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

Recent Highlights

●	On February 23, 2024, we announced the submission of a SPA request to the FDA for a planned Phase 3b clinical trial of NurOwn® for treatment of ALS.
●	On February 28, 2024, Dr. Stacy Lindborg, former Co-Chief Executive Officer at Brainstorm Cell Therapeutics, provided a corporate update at 17th Annual European Life Sciences CEO Forum in Zurich, Switzerland. Dr. Lindborg also participated in a panel discussion entitled “Neuro Advances Panel: Highlighting the Main Opportunities”.
●	On March 4, 2024, Dr. Bob Dagher, Brainstorm Cell Therapeutics’ then EVP and Chief Development Officer and current EVP and Chief Medical Officer, presented a scientific poster titled “Design of A Phase 3B Trial of Debamestrocel (NurOwn®) in ALS” the 2024 Muscular Dystrophy Association Clinical and Scientific Conference in Orlando, Florida held March 3-6, 2024. The presentation provided an overview into the key features of the phase 3b trial design.
●	On April 9, 2024, the Company announced that it received written agreement from the FDA, under a SPA, on the design for a Phase 3b trial of NurOwn® in ALS. The SPA agreement with the FDA validates the clinical trial protocol and statistical analysis of the planned Phase 3b trial of NurOwn, demonstrating the Company’s adequacy in addressing objectives that support a future BLA in ALS.
●	On April 10, 2024, the Company announced the peer-reviewed publication of Phase 3 biomarker data in Muscle and Nerve. The paper, entitled “Debamestrocel multimodal effects on biomarker pathways in amyotrophic lateral sclerosis are linked to clinical outcomes”, can be found online through the Muscle and Nerve website. This study suggests that debamestrocel or NurOwn®, an investigational cell therapy, may impact key biomarkers in ALS that are predictive of disease progression.
●	On April 16, 2024, the Company announced the promotion of Dr. Bob Dagher to Executive Vice President and Chief Medical Officer. In addition, after four years of maintaining top executive roles, Dr. Stacy Lindborg stepping down from the role of Co-Chief Executive Officer and will remain with BrainStorm as a member of its Board. These strategic management changes are being made as the Company prepares to embark on a registrational Phase 3b trial for NurOwn®, its investigational cell therapy treatment for ALS.
●	In May 2024, the Company presented new biomarker data suggesting that ALS patients may benefit from longer - term treatment with NurOwn (R). The Company shared the data with an international audience of patient advocacy groups, physicians, research organizations, industry representatives, key thought leaders and decision makers dedicated to ALS research at the 3rd Annual ALS Drug Development Summit in Boston. Dr. Stacy Lindborg delivered a presentation on new biomarker data from the NurOwn Expanded Access Program (“EAP”) along with data from the Phase 3 trial.

●	On June 20, 2024, the Company announced the appointment of Hartoun Hartounian, Ph.D. as its new EVP and COO, effective as of June 24, 2024. Dr. Hartounian brings a distinguished track record with over 32 years of experience in the biopharmaceutical industry, with a focus on cell and gene therapy. His career highlights include founding and leading BioCentriq, a state - of - the - art cell and gene therapy CDMO facility, which was successfully acquired for $73 million in 2022.
●	On June 26, 2024, the Company announced that it has reached alignment with FDA on the CMC aspects of Brainstorm’s Phase 3b clinical trial for NurOwn (R), its investigational therapy for ALS. This Type C meeting builds upon the positive momentum established in April 2024, when the FDA granted BrainStorm a SPA agreement for its NurOwn Phase 3b trial.
●	On October 7, 2024, the Company announced its participation in the 2024 Maxim Healthcare Virtual Summit. On October 15, Chaim Lebovits joined Jason McCarthy, Ph.D., Senior Managing Director and Head of Biotechnology Research at Maxim Group for a Fireside Chat. During the session, Mr. Lebovits provided an update on the planned Phase 3b clinical trial for NurOwn®, the company’s investigational cell therapy for ALS. This event presents a valuable opportunity to engage with the investment community and share in-depth insights into the upcoming trial.
●	On October 28, 2024, the Company announced the presentation of two posters featuring NurOwn® (MSC-NTF0 or debamestrocel) at the 2024 Annual Northeastern Amyotrophic Lateral Sclerosis Consortium (NEALS) Meeting, which took place virtually October 21 – 24. The posters ‘Debamestrocel Long-Term Benefits on Survival and Neurodegeneration in ALS Expanded Access Program’ and ‘An Overview of The Phase 3b Clinical Trial of Debamestrocel in ALS’ highlight the results achieved with ALS patients who participated in the Expanded Access Program (EAP) for NurOwn and summarize the details of BrainStorm’s upcoming Phase 3b trial in ALS.
●	On October 30, 2024, the Company announced that on October 29, 2024, the Company received written notice from The Nasdaq Stock Market stating that the Company has regained compliance with the minimum closing bid price requirement under Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market.
●	Accordingly, the Company’s common stock will continue to trade on The Nasdaq Capital Market, subject to the Company’s compliance with Nasdaq’s continued listing requirements.
●	On November 11, 2024, the Company announced that it has entered into a Memorandum of Understanding (MOU) with Pluri Inc. (NASDAQ: PLUR) through its wholly owned subsidiary (“Pluri”), an established global leader in the development and manufacturing of cell-based therapeutics, to manufacture NurOwn® for use in BrainStorm’s planned Phase 3b trial in amyotrophic lateral sclerosis (ALS). This MOU enables BrainStorm to begin transfer of its manufacturing technology and start producing NurOwn at Pluri’s manufacturing facility upon finalizing the binding definitive agreement.

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

NurOwn® manufacturing involves a multi-step process that includes the following: harvesting and isolating undifferentiated stem cells from the patient’s own bone marrow; processing of cells at the manufacturing site; cryopreservation of MSC to enable multiple treatments from a single bone marrow sample; and intrathecal administration of MSC-NTF cells into the same patient by standard lumbar puncture. This administration procedure does not require hospitalization and has been shown to be generally well tolerated in multiple CNS clinical trials to date. The completed NurOwn® U.S. Phase 3 ALS and the NurOwn® U.S. Phase 2 PMS trials evaluated the therapeutic potential of repeated intrathecal MSC-NTF cell administration (three doses at bi-monthly intervals).  Our highest priority is to obtain regulatory approval of NurOwn® for ALS. We are also strategically focused on fully executing the clinical development of NurOwn® in PMS, reviewing the optimal approach in AD and will consider the best course of action based on recent scientific and regulatory insights.

The proprietary technology and manufacturing processing of NurOwn® (MSC-NTF cells) for clinical use is conducted in full compliance with current Good Manufacturing Practice. The NurOwn® proprietary technology is fully owned or developed by our Israeli Subsidiary. All granted patents related to NurOwn® (MSC-NTF cells) manufacturing process are fully assigned to or owned by our Israeli Subsidiary (please see Intellectual Property section for details).

The NurOwn® Treatment Process

●	Bone marrow aspiration from the patient;
●	MSC Isolation and propagation;
●	MSC Cryopreservation;
●	MSC thawing and differentiation into neurotrophic-factor secreting (MSC-NTF; NurOwn®) cells; and
●	Intrathecal administration into the patient’s cerebrospinal fluid by standard lumbar puncture.

Differentiation before Treatment

We believe that the ability to induce autologous adult MSCs into differentiated MSC-NTF cells makes NurOwn® uniquely suited for the treatment of neurodegenerative diseases.

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

In January 2016, the results of the two completed Phase 1/2 study and Phase 2 open label trials were published in JAMA Neurology. The results demonstrated a slower rate of disease progression following MSC-NTF cell treatment as measured by the ALSFRS-R, the gold standard for the evaluation of ALS functional status, and Forced Vital Capacity, a measure of pulmonary function, as well as positive trends in the rate of decline of muscle volume and the compound motor axon potential. This was the first published clinical data using autologous MSCs induced under culture conditions to produce NTFs, with the potential to deliver a combined neuroprotective and immunomodulatory therapeutic effect in ALS and potentially modify the course of this disease.

Phase 2 ALS Randomized Trial

The Phase 2 U.S. study was conducted under an FDA Investigational New Drug application. This randomized, double-blind, placebo-controlled multi-center U.S. Phase 2 clinical trial evaluating NurOwn® in ALS patients was conducted at three clinical sites: (i) the MGH in Boston, (ii) Massachusetts Memorial Hospital in Worcester, Massachusetts, and (iii) the Mayo Clinic in Rochester, Minnesota. For this trial, NurOwn® was manufactured at the Connell and O’Reilly Cell Manipulation Core Facility at the Dana Farber Cancer Institute in Boston and at the Human Cellular Therapy Lab at the Mayo Clinic. In this study, 48 patients were randomized 3:1 to receive NurOwn® or placebo.

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

On October 22, 2020, we announced a partnership with Catalent, the leading global provider of advanced delivery technologies, to manufacture NurOwn®, which has been evaluated for the treatment of ALS in our Phase 3 clinical trial. If we receive FDA approval for NurOwn® in ALS, Catalent will be our partner for manufacturing commercial quantities of NurOwn® to treat patients with ALS. Our technology transfer to Catalent Houston was successfully completed and enabled continuous supply of NurOwn® for the EAP.

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

Catalent Houston manufactured NurOwn® for the EAP. As of December 31, 2022, seven participants have completed treatment with NurOwn® that was manufactured at the Catalent facility as well as all Expanded Access protocol follow-up visits. We are currently negotiating a contract with a leading manufacturing contract development organization.

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

ALS Expanded Access Program

On December 14, 2020, we announced the NurOwn® EAP through which NurOwn® would be made available for ALS patients who completed all Phase 3 scheduled treatments and follow-up assessments and meet specific eligibility criteria.

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

Through the EAP, the six clinical centers participating in the Phase 3 NurOwn® trial each had the opportunity to treat ALS participants who completed the trial. These six centers are: University of California, Irvine; Cedars-Sinai Medical Center; California Pacific Medical Center; MGH; University of Massachusetts Medical School; and the Mayo Clinic. EAP treatment of ALS participants who have completed the Phase 3 clinical trial did not interfere with data or regulatory timelines. The Cell Manipulation Core Facility (“CMCF”) at the Dana Farber Cancer Institute manufactured the investigational therapy, assisted by on-site Brainstorm personnel.

In the course of 2021, 10 eligible patients that had completed the Phase 3 study, were enrolled in the EAP at the six participating medical centers to receive three additional doses of NurOwn® eight weeks apart. Eight patients completed the program receiving all three treatment doses. Two participants withdrew consent after receiving two treatment doses. There were no serious adverse events AEs in the treated participants.

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

On November 14, 2019, we were awarded a $495,330 grant from the National Multiple Sclerosis Society (NMSS), through its Fast Forward program, for serum and CSF biomarkers analysis in Brainstorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with PMS. As of September 30, 2024, we have received $352,156 out of the $495,330 awarded.

On June 9, 2020, we announced that The ALS Association and I AM ALS have awarded us a combined grant of $500,000 to support an ALS biomarker research study. The grant will be used to draw insights from data and samples collected from patients who participated in Brainstorm’s Phase 3 clinical trial and treated with NurOwn®, and to further the understanding of critical biomarkers associated with treatment response for people with ALS. As of September 30, 2024, we have received $400,000 out of $500,000 awarded.

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

On December 15, 2020, the Canadian Patent office sealed Patent No. 2,937,305 titled ‘Pharmaceutical composition comprising bone-marrow derived mesenchymal stem cells’. The granted claims include a pharmaceutical composition for NurOwn® (MSC-NTF cells, MSCs secreting neurotrophic factors), comprising a culture medium as a carrier and an isolated population of differentiated bone marrow-derived MSCs that secrete neurotrophic factors.

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

On April 6, 2023, the EPO accepted European Patent Application No.: 15710010.8 titled ‘Method of Qualifying cells’. Allowed claims include a method of qualifying whether a cell population is a suitable therapeutic for treating ALS and an isolated population of MSCs for use in treating ALS.

On June 2, 2023, the Australian Patent Office accepted Application No. 2019252987 titled ‘Cell-Type Specific Exosomes and Use Thereof’. Accepted claims include an isolated Exosomes population derived form MSC-NTF cells as well as a pharmaceutical composition for the treatment of neurodegenerative diseases.

On August 22, 2023 The Israel Patent Office accepted Application No. 277447 titled ‘Cell-Type Specific Exosomes and Use Thereof’. Accepted claims include an isolated Exosomes population derived from MSC-NTF cells as well as a pharmaceutical composition for the treatment of neurodegenerative diseases.

On Dec. 26, 2023, we announced the European grant for NurOwn® as well as the Australian grant and Israeli allowance for the NurOwn® exosomes.

Patents protecting NurOwn® have been issued in the United States, Canada, Japan, Europe, Hong Kong, Brazil and Israel.

Recent Scientific and Industry Presentations

●	On February 28, 2024, Dr. Stacy Lindborg, former Co-Chief Executive Officer at Brainstorm Cell Therapeutics, provided a corporate update at 17th Annual European Life Sciences CEO Forum in Zurich, Switzerland. Dr. Lindborg also participated in a panel discussion entitled “Neuro Advances Panel: Highlighting the Main Opportunities”.
●	On March 4, 2024, Dr. Bob Dagher, then Brainstorm Cell Therapeutics EVP and Chief Development and current EVP and Chief Medical Officer, presented a scientific poster titled “Design of A Phase 3B Trial of Debamestrocel (NurOwn®) in ALS” the 2024 Muscular Dystrophy Association Clinical and Scientific Conference in Orlando, Florida held March 3-6, 2024. The presentation provided an overview into the key features of the phase 3b trial design.
●	In May 2024, the Company presented new biomarker data suggesting that ALS patients may benefit from longer - term treatment with NurOwn (R). The Company shared the data with an international audience of patient advocacy groups, physicians, research organizations, industry representatives, key thought leaders and decision makers dedicated to ALS research at the 3rd Annual ALS Drug Development Summit in Boston. Dr. Stacy Lindborg delivered a presentation on new biomarker data from the NurOwn EAP along with data from the Phase 3 trial.

Stock Split

On September 30, 2024, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware to effect the one-for-fifteen Reverse Stock Split of the Company’s Common Stock, effective as of 11:59 p.m., Eastern time. The Reverse Stock Split had been approved by the Board on September 23, 2024 and by the Company’s stockholders at the 2024 Annual Meeting. Pursuant to the Reverse Stock Split, each fifteen shares of Common Stock of the Company were combined and were reclassified into one share of Common Stock of the Company, and the number of issued and outstanding shares of Common Stock of the Company was proportionally reduced, in both cases without any change to the authorized number of shares of Common Stock or in the par value of such shares. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were entitled to fractional shares received cash in lieu of receiving fractional shares at a rate of $4.2405 per share (the average of the closing trading prices of the Common Stock (as adjusted to reflect the reverse stock split) during regular trading hours for the five trading days immediately preceding the effective time of the Reverse Stock Split). The number of shares of the Company’s Common Stock subject to outstanding options and warrants issued by the Company were reduced proportionately and the respective exercise prices were increased proportionately to reflect the Reverse Stock Split. The number of shares reserved for issuance under the Company’s equity compensation plans were also reduced proportionately.

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

Results of Operations

For the period from inception (September 22, 2000) until September 30, 2024, we did not generate any revenues from operations. In addition, we incurred operating costs and expenses of approximately $3,048,000 during the three months ended September 30, 2024, compared to $6,035,000 during the three months ended September 30, 2023. We incurred operating costs and expenses of approximately $8,504,000 during the nine months ended September 30, 2024, compared to $16,635,000 during the nine months ended September 30, 2023.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the three months ended September 30, 2024 were $1,045,000, a decrease of $2,285,000 compared to $3,330,000 for the three months ended September 30, 2023.

This decrease is due to: (i) a decrease of $1,182,000 in costs related to the Phase 3 clinical trial; (ii) decrease of $377,000 in connection with payroll and stock-based compensation expenses; and (iii) decrease of $726,000 in connection with travel, materials, depreciation, and other activities.

Our research and development expenditures, net for the nine months ended September 30, 2024 were $2,928,000, a decrease of $6,120,000 compared to $9,048,000 for the nine months ended September 30, 2023.

This decrease is due to: (i) a decrease of $2,640,000 in costs related to the Phase 3 clinical trial; (ii) decrease of $1,383,000 in connection with payroll and stock-based compensation expenses; and (iii) a decrease of $2,097,000 in connection with patents, rent, travel, materials, depreciation and other activities.

General and Administrative

General and administrative expenses for the three months ended September 30, 2024 and 2023 were $2,003,000 and $2,705,000, respectively. The decrease in general and administrative expenses of $702,000 is primarily due to decrease in payroll, stock-based compensation expenses, PR activities, travel and consultants’ costs. This decrease was partially offset by an increase in rent, stock management costs and other cost-related changes.

General and administrative expenses for the nine months ended September 30, 2024 and 2023 were $5,576,000 and $7,587,000, respectively. The decrease in general and administrative expenses of $2,011,000 is primarily due to a decrease for costs related to payroll, stock-based compensation expenses, PR activities, travel, rent and other activities. This decrease was partially offset by an increase in consultants’ costs and stock management costs.

Financial Expenses

Financial expense for the three months ended September 30, 2024 was $54,000 compared to financial expense of $121,000 for the three months ended September 30, 2023, as a result of interest earned on our cash, cash equivalents and short-term deposits and due to conversion exchange rates.

Financial expense for the nine months ended September 30, 2024 was $11,000 compared to financial income of $91,000 for the nine months ended September 30, 2023 as a result of interest earned on our cash, cash equivalents and short-term deposits and due to conversion exchange rates.

Net Loss

Net loss for the three months ended on September 30, 2024 was $2,708,000, compared to a net loss of $1,226,000 for the three months ended September 30, 2023. Net loss per share for the three months ended September 30, 2024 and 2023 was $0.51 and $0.45, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended September 30, 2024 was 5,309,796, compared to 2,950,121 for the three months ended September 30, 2023.

Net loss for the nine months ended on September 30, 2024 was $8,650,000, compared to a net loss of $11,614,000 for the nine months ended September 30, 2023. Net loss per share for the nine months ended September 30, 2024 and 2023 was $1.80 and $4.35, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the nine months ended September 30, 2024 was 4,793,026, compared to 2,683,700 for the nine months ended September 30, 2023.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via the ATM programs and through various grants. On September 30, 2024 cash, cash equivalents and restricted cash amounted to $349,000.

Net cash used in operating activities for the nine months ended September 30, 2024 was $8,045,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean room and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $6,909,000 from sales of common stock under the August 9, 2021 ATM programs and June 2024 Sales of Unregistered Securities.

On August 9, 2021, the Company entered into the New Distribution Agreement with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Exchange Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM.  During the nine months ended September 30, 2024, the Company has sold 637,543 shares of Common Stock for gross proceeds of approximately $3,342,413 under the August 9, 2021, ATM.

At-the-market (ATM) Offerings:

On June 11, 2019, the Company entered into a distribution agreement with Raymond James & Associates, Inc. (“Raymond James”), pursuant to which the Company sold, through the Raymond James, shares of Common Stock having an aggregate offering amount of $20,000,000 (the “June 11, 2019 ATM”) in an “at the market” offering as defined in Rule 415 promulgated under the Exchange Act, including, without limitation, by sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and Raymond James.

On March 6, 2020, the Company entered into a new distribution agreement with Raymond James (the “Agent”), pursuant to which the Company was able to sell from time to time, through the Agent, shares of Common Stock, having an aggregate offering price of up to $50,000,000 (the “March 6, 2020, ATM”). Sales under the March 6, 2020. ATM were made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Exchange Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and Raymond James. Under the March 6, 2020, ATM, the Company sold an aggregate of 163,109 shares of Common Stock at an average price of $141.75 per share, raising gross proceeds of approximately $23.11 million.

On September 25, 2020, the Company entered into an Amended and Restated Distribution Agreement (the “Distribution Agreement”) with SVB Leerink LLC (“Leerink”) and Raymond James & Associates (together with Leerink, the “Agents”) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $45,000,000, which aggregate amount includes amount unsold pursuant to the March 6, 2020, ATM (the “September 25, 2020, ATM”). Sales under the September 25, 2020, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Exchange Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. The Distribution Agreement amends and restates in its entirety the Company’s prior agreement with Raymond James entered into on March 6, 2020 (the “March 6, 2020, ATM”). The Company previously sold 163,109 shares of Common Stock for gross proceeds of approximately $23.11 million of Common Stock under the March 6, 2020, ATM. During the quarter ended September 30, 2021, the Company did not sell any additional shares of its Common Stock pursuant to the September 25, 2020, ATM. Since inception and as of September 30, 2021, the Company had sold 314,752 shares of Common Stock for gross proceeds of approximately $29.1 million under the September 25, 2020, ATM.

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

On August 9, 2021, the Company entered into the New Distribution Agreement with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Exchange Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the nine months ended September 30, 2024, the Company has sold 637,543 shares of Common Stock for gross proceeds of approximately $3,342,413 under the August 9, 2021, ATM. On April 2, 2024, we entered into Amendment No. 1 to the New Distribution Agreement (“Amendment No. 1”) pursuant to which Leerink Partners ceased to be an agent.

Recent Sales of Unregistered Securities:

On July 17, 2023, the Company entered into a Securities Purchase Agreement with the purchaser named therein, pursuant to which the Company agreed to sell, in the Offering, an aggregate of 270,270 shares of Common Stock, together with the Common Warrants to purchase 270,270 shares of Common Stock, at a purchase price of $27.75 per share and accompanying warrants for gross proceeds to the Company of approximately $7.5 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Offering closed on July 19, 2023. The Common Warrants are immediately exercisable, expire five years following the date of issuance and have an exercise price of $30.00 per share.

On June 27, 2024, the Company entered into a Securities Purchase Agreement with the purchaser, pursuant to which the Company agreed to sell, (i) an aggregate of 527,918 registered shares of the Company’s common stock, (ii) the Pre-Funded Warrants to purchase up to 212,823 shares of Common Stock and (iii) unregistered warrants to purchase up to 1,111,111 shares of Common Stock, at a purchase price of $5.4 per share of Common Stock and accompanying Common Warrant, or $5.399 per Pre-Funded Warrant and accompanying Common Warrant. The Offering of the Securities yielded gross proceeds to the Company of approximately $4.0 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Offering closed on June 28, 2024. The Warrants will be exercisable six months after the issuance date, will expire five years following the date of issuance and have an exercise price of $5.868 per share. The Pre-Funded Warrant Shares are immediately exercisable at an exercise price of $0.00005 per share and will remain exercisable until the Pre-Funded Warrants are exercised in full.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer, former Co-Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 1, 2023, a purported shareholder of the Company filed the Securities Complaint against the Company and certain of its officers, captioned Sporn v. Brainstorm Cell Therapeutics Inc., et al., Case No. 1:23-cv-09630, in the United States District Court for the Southern District of New York.  The Lead Plaintiff filed an Amended Complaint on April 1, 2024; the Amended Complaint adds a former officer as an individual defendant.  The Amended Complaint in the Securities Action alleges violations of Sections 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder against all defendants and control person violations of Section 20(a) against the individual defendants, relating to NurOwn® for the treatment of ALS, the Company’s submissions to and communications with the FDA in support of the approval of NurOwn® for the treatment of ALS, and the prospects of future approval of NurOwn® by the FDA.  The Securities Action seeks, among other things, damages in connection with an allegedly inflated stock price between February 18, 2020 and September 27, 2023, as well as attorneys’ fees and costs.  The Company and individual defendants moved to dismiss the Amended Complaint on May 31, 2024; plaintiffs opposed the motion to dismiss on July 31, 2024; and the Company and individual defendants’ filed a reply in support of their motion to dismiss on September 17, 2024. The court may, in its discretion, either hold an oral argument or issue a ruling on the motion to dismiss based upon the parties’ briefing.

On February 14, 2024, February 15, 2024, March 21, 2024 and April 12, 2024 four purported shareholders of the Company filed the Derivative Complaints against the Company as nominal defendant and certain of its officers, current and former directors, and members of its scientific advisory board, captioned Porteous v. Lebovits, et al., Case No. 1:24-cv-01095; Andrev v. Lebovits, et al., Case No. 1:24-cv-1101; and Holtzman v. Lebovits, et al., Case No. 1:24-cv-02139, and Hamby v. Lebovits, et al., Case No. 1:24-cv-02811 in the United States District Court for the Southern District of New York.  On April 25, 2024, the Court consolidated the Derivative Actions into a consolidated action captioned In Re Brainstorm Cell Therapeutics, Inc. Derivative Litigation, Case No. 1:24-cv-01095-DEH (the “Consolidated Derivative Action”), and appointed Co-Lead Counsel.  All substantive deadlines in the Consolidated Derivative Action are currently stayed pending the court’s decision on the motion to dismiss in the Securities Action.  Plaintiffs have not yet filed a consolidated complaint; the Derivative Actions, brought on behalf of the Company, each assert state law claims for breach of fiduciary duty and unjust enrichment against the individual defendants. The complaints in Holtzman and Hamby also assert state law claims against the individual defendants for abuse of control, gross mismanagement, corporate waste, a claim against the individual defendants for violations of Section 14(a) of the Exchange Act, and a claim against two officer defendants for contribution under Sections 10(b) and 21D of the Exchange Act.  The Derivative Complaints allege that the individual defendants breached their fiduciary duties and duties under the Exchange Act in connection with the Company’s internal controls relating to, as with the allegations in the Securities Complaint, NurOwn® for the treatment of ALS, the Company’s submissions to and communications with the FDA in support of the approval of NurOwn® for the treatment of ALS, and the prospects of future approval of NurOwn® by the FDA their actions or omissions could not have been a good faith exercise of prudent business.  The Derivative Actions seek among other things, monetary damages and disgorgement of performance-based compensation granted in connection with an allegedly inflated stock price between August 15, 2022 and September 27, 2023, as well as attorneys’ fees and costs.

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

On July 18, 2024, we received a letter from the Staff indicating that we have not maintained Nasdaq’s MVLS of $35 million from June 2, 2024 to July 17, 2024. Under Nasdaq’s listing rules, we have 180 calendar days from this notice, until January 14, 2025, to regain compliance with Nasdaq’s MVLS. If at any time during this compliance period the Company’s MVLS closes at $35 million or more for a minimum of ten consecutive business days, the Staff will notify the Company that it has regained compliance with the MVLS requirement. However, if the Company fails to comply with the MVLS requirement for ten consecutive business days prior to the expiration of the compliance period on January 14, 2025, then the Staff will send the Company a notice of delisting.

If we are unsuccessful in our efforts to regain compliance with the MVLS requirement, delisting from the Nasdaq market could make trading the Common Stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have difficulty obtaining a quote for the sale or purchase of the Common Stock, the sale or purchase of the Common Stock would likely be made more difficult and the trading volume and liquidity of the Common Stock could decline. Delisting from Nasdaq could also result in negative publicity, make it more difficult for us to raise additional capital through alternative financing sources on terms acceptable to us, or at all, result in potential loss of confidence by investors and employees, and result in fewer business development opportunities. We cannot assure you that the Common Stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The following documents are filed as exhibits to this report:

Incorporated by Reference Herein
Exhibit Number	Description	Filed (or Furnished) with this Form 10-Q	Form	Exhibit & File No.	Date Filed

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix B File No. 333-61610	November 20, 2006
3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 15, 2014.		Form 8-K	Exhibit 3.1 File No. 000-54365	September 16, 2014
3.3	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated August 31, 2015.		Form 8-K	Exhibit 3.1 File No. 001-366641	September 4, 2015
3.4	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 16, 2024.		Form 8-K	Exhibit 3.1 File No. 001-366641	September 16, 2024
3.5	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 30, 2024.		Form 8-K	Exhibit 3.1 File No. 001-366641.	October 1, 2024
3.5	ByLaws of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix C File No. 333-61610	November 20, 2006
3.6	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007.		Form 8-K	Exhibit 3.1 File No. 333-61610	March 27, 2007
10.1¥	Amendment No. 4 to the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan		Form 8-K	Exhibit 10.5 File No. 001-36641	September 16, 2024
10.2¥	Amendment No. 4 to Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan		Form 8-K	Exhibit 10.10 File No. 001-36641	September 16, 2024
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*Filed herewith

‡Furnished herewith

¥Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: November 14, 2024	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alla Patlis
Name: Alla Patlis
Title: Controller, Interim Chief Financial Officer (Principal Financial Officer)