Form 10-K
period 2024-12-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2025-03-31
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

⌧    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was $25,547,414.

As of March 27, 2025, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 6,522,350.

BRAINSTORM CELL THERAPEUTICS INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2024

PART I

SPECIAL NOTE

Unless otherwise specified in this Annual Report on Form 10-K, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains numerous statements, descriptions, forecasts and projections, regarding BrainStorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “BrainStorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal year, statements regarding the market potential for treatment of neurodegenerative disorders such as amyotrophic lateral sclerosis (“ALS”), the sufficiency of our existing capital resources for continuing operations in 2024 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to the potential consequences of our potential inability to satisfy the Nasdaq Stock Market’s (the “Nasdaq”) Listing Rule 5550 by the extension date that Nasdaq granted or to meet the other conditions set forth by the Nasdaq Hearing Panel (the “Panel”) in its hearing determination letter dated March 25, 2025 (the “Determination Letter”) the outcomes of the putative securities class action and derivative lawsuits filed by five of our shareholders, the potential for more derivative lawsuits to be brought, our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broader acceptance as a treatment option for ALS, progressive multiple sclerosis (“PMS”), Alzheimer’s disease(“AD”) or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, adverse developments affecting the financial services industry, political instability, unrest and wars, such as the conflicts involving Ukraine and Russia and Israel and its surrounding regions, including our clinical development activities, and other factors described under “Risk Factors” in this annual report on Form 10-K for the fiscal year ended December 31, 2024. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations.

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

On April 9, 2024, the Company announced that it received written agreement from the FDA, under a SPA, on the design for a Phase 3b trial of NurOwn (R) in ALS. The SPA agreement with the FDA validates the clinical trial protocol and statistical analysis of the planned Phase 3b trial of NurOwn, demonstrating the Company’s adequacy in addressing objectives that support a future BLA in ALS. On June 26, 2024, the Company announced that it has reached alignment with FDA on the Chemistry, Manufacturing, and Controls (CMC) aspects of Brainstorm’s Phase 3b clinical trial for NurOwn (R), its investigational therapy for ALS. This Type C meeting builds upon the positive momentum established in April 2024, when the FDA granted BrainStorm a SPA agreement for its NurOwn Phase 3b trial. Our wholly owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (“Israeli Subsidiary”), holds exclusive rights to commercialize NurOwn® technology through a licensing agreement with Ramot, the technology transfer company of Tel Aviv University, Israel.

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

Recent Highlights

●	On February 23, 2024, we announced the submission of a SPA request to the FDA for a planned Phase 3b clinical trial of NurOwn® for treatment of ALS.
●	On February 28, 2024, Dr. Stacy Lindborg, former Co-Chief Executive Officer at Brainstorm Cell Therapeutics, provided a corporate update at 17th Annual European Life Sciences CEO Forum in Zurich, Switzerland. Dr. Lindborg also participated in a panel discussion entitled “Neuro Advances Panel: Highlighting the Main Opportunities”.
●	On March 4, 2024, Dr. Ibrahim B. Dagher, Brainstorm Cell Therapeutics’ then EVP and Chief Development Officer and current EVP and Chief Medical Officer, presented a scientific poster titled “Design of A Phase 3B Trial of Debamestrocel (NurOwn®) in ALS” the 2024 Muscular Dystrophy Association Clinical and Scientific Conference in Orlando, Florida held March 3-6, 2024. The presentation provided an overview into the key features of the phase 3b trial design.

On April 9, 2024, the Company announced that it received written agreement from the FDA, under a SPA, on the design for a Phase 3b trial of NurOwn® in ALS. The SPA agreement with the FDA validates the clinical trial protocol and statistical analysis of the planned Phase 3b trial of NurOwn, demonstrating the Company’s adequacy in addressing objectives that support a future BLA in ALS.

●	On April 10, 2024, the Company announced the peer-reviewed publication of Phase 3 biomarker data in Muscle and Nerve. The paper, entitled “Debamestrocel multimodal effects on biomarker pathways in amyotrophic lateral sclerosis are linked to clinical outcomes”, can be found online through the Muscle and Nerve website. This study suggests that Debamestrocel or NurOwn®, an investigational cell therapy, may impact key biomarkers in ALS that are predictive of disease progression.
●	On April 16, 2024, the Company announced the promotion of Dr. Ibrahim B. Dagher to Executive Vice President and Chief Medical Officer. In addition, after four years of maintaining top executive roles, Dr. Stacy Lindborg stepping down from the role of Co-Chief Executive Officer and will remain with BrainStorm as a member of its Board. These strategic management changes are being made as the Company prepares to embark on a registrational Phase 3b trial for NurOwn®, its investigational cell therapy treatment for ALS.
●	In May 2024, the Company presented new biomarker data suggesting that ALS patients may benefit from longer-term treatment with NurOwn®. The Company shared the data with an international audience of patient advocacy groups, physicians, research organizations, industry representatives, key thought leaders and decision makers dedicated to ALS research at the 3rd Annual

ALS Drug Development Summit in Boston. Dr. Stacy Lindborg delivered a presentation on new biomarker data from the NurOwn Expanded Access Program (“EAP”) along with data from the Phase 3 trial.
●	On June 20, 2024, the Company announced the appointment of Hartoun Hartounian, Ph.D. as its new EVP and COO, effective as of June 24, 2024. Dr. Hartounian brings a distinguished track record with over 32 years of experience in the biopharmaceutical industry, with a focus on cell and gene therapy. His career highlights include founding and leading BioCentriq, a state-of-the-art cell and gene therapy CDMO facility, which was successfully acquired for $73 million in 2022.
●	On June 26, 2024, the Company announced that it has reached alignment with FDA on the CMC aspects of Brainstorm’s Phase 3b clinical trial for NurOwn®, its investigational therapy for ALS. This Type C meeting builds upon the positive momentum established in April 2024, when the FDA granted BrainStorm a SPA agreement for its NurOwn Phase 3b trial.
●	On October 7, 2024, the Company announced its participation in the 2024 Maxim Healthcare Virtual Summit. On October 15, Chaim Lebovits joined Jason McCarthy, Ph.D., Senior Managing Director and Head of Biotechnology Research at Maxim Group for a Fireside Chat. During the session, Mr. Lebovits provided an update on the planned Phase 3b clinical trial for NurOwn (R), the company’s investigational cell therapy for ALS. This event presents a valuable opportunity to engage with the investment community and share in - depth insights into the upcoming trial.
●	On October 28, 2024, the Company announced the presentation of two posters featuring NurOwn® (MSC-NTF0 or Debamestrocel) at the 2024 Annual Northeastern Amyotrophic Lateral Sclerosis Consortium (NEALS) Meeting, which took place virtually October 21 – 24. The posters ‘Debamestrocel Long-Term Benefits on Survival and Neurodegeneration in ALS Expanded Access Program’ and ‘An Overview of The Phase 3b Clinical Trial of Debamestrocel in ALS’ highlight the results achieved with ALS patients who participated in the Expanded Access Program (EAP) for NurOwn and summarize the details of BrainStorm’s upcoming Phase 3b trial in ALS.
●	On October 30, 2024, the Company announced that on October 29, 2024, the Company received written notice from The Nasdaq Stock Market stating that the Company has regained compliance with the minimum closing bid price requirement under Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market.

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

NurOwn® Proprietary Technology

NurOwn® technology is based on an innovative manufacturing protocol, which induces the differentiation of purified and expanded bone marrow-derived MSC and consistently generates cells that release high levels of multiple neurotrophic factors (“MSC-NTF” cells) to modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function. These factors are known to be critical for the growth, survival and differentiation of neurons, including glial-derived neurotrophic factor (“GDNF”); brain-derived neurotrophic factor (“BDNF”); vascular endothelial growth factor (“VEGF”); hepatocyte growth factor (“HGF”), and Galectin-1 among others. VEGF is one of the most potent neuronal and motor neuron survival factors and has demonstrated important neuroprotective effects in ALS and several other neurodegenerative diseases.

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

NurOwn® ALS Clinical Program

We announced top-line data from the Phase 3 clinical trial of NurOwn® in ALS on November 17, 2020. We have been granted Fast Track designation by the FDA for this indication, and have been granted Orphan Drug Status, in the U.S. and Europe, which provides us the potential for an extended period of exclusivity. On August 15, 2022, we announced our decision to submit a BLA to the FDA for NurOwn® for the treatment of ALS. The BLA was filed on September 9, 2022. On November 10, 2022, we announced that we had received an RTF letter from the FDA regarding our BLA. The FDA indicated that we could request a Type A meeting to discuss the content of the RTF letter, and Type A meeting was held on January 11, 2023. On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023. On September 22, 2023, we submitted an amendment to our BLA to revise the indication to NurOwn® for the treatment of mild to moderate ALS. On September 27, 2023 we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On October 18, 2023, we announced that the FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. Brainstorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023 Brainstorm announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with the FDA and is viewed by the FDA as a withdrawal without prejudice. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023. On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for a SPA with the FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®. The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS. On April 9, 2024, the Company announced that it received written agreement from the FDA, under a SPA, on the design for a Phase 3b trial of NurOwn® in ALS. The SPA agreement with the FDA validates the clinical trial protocol and statistical analysis of the planned Phase 3b trial of NurOwn, demonstrating the Company’s adequacy in addressing objectives that support a future BLA in ALS. On June 26, 2024, the Company announced that it has reached alignment with FDA on the CMC aspects of Brainstorm’s Phase 3b clinical trial for NurOwn®, its investigational therapy for ALS. This Type C meeting builds upon the positive momentum established in April 2024, when the FDA granted BrainStorm a SPA agreement for its NurOwn Phase 3b trial.

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

We received the FDA Type A meeting minutes on February 9, 2023. We submitted an amendment to our BLA on March 7, 2023, in which we responded to the majority of the items included in the RTF letter. Written feedback was received on March 22, 2023, from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn® BLA for ALS. On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023. On September 22, 2023, we submitted an amendment to our BLA to revise the indication to NurOwn® for the treatment of mild to moderate ALS. On September 27, 2023 we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On October 18, 2023, we announced that the FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. Brainstorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023 Brainstorm announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with the FDA and is viewed by the FDA as a withdrawal without prejudice. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023. On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for a SPA with the FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®. The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS. On April 9, 2024, the Company announced that it received written agreement from the FDA, under a SPA, on the design for a Phase 3b trial of NurOwn (R) in ALS. The SPA agreement with the FDA validates the clinical trial protocol and statistical analysis of the planned Phase 3b trial of NurOwn, demonstrating the Company’s adequacy in addressing objectives that support a future BLA in ALS. On June 26, 2024, the Company announced that it has reached alignment with FDA on the CMC aspects of Brainstorm’s Phase 3b clinical trial for NurOwn (R), its investigational therapy for ALS. This Type C meeting builds upon the positive momentum established in April 2024, when the FDA granted BrainStorm a SPA agreement for its NurOwn Phase 3b trial.

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

On February 22, 2021, we announced high-level FDA feedback on NurOwn® ALS Clinical Development Program. The FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that the FDA is seeking to support a BLA. In addition, the FDA advised that this recommendation does not preclude the Company from proceeding with a BLA submission. Following extensive consultations with principal investigators, ALS experts, expert statisticians, regulatory advisors, and ALS advocacy groups to discuss the best path forward to provide NurOwn® for ALS patients, Brainstorm filed a BLA on September 9, 2022. On November 10, 2022, we announced that we had received an RTF letter from the FDA regarding our BLA, which informed us that the BLA was not sufficiently complete to enable a substantive review and that the FDA. The RTF letter contained a list of topics the FDA provided to BrainStorm as rationale for the BLA file being not sufficiently complete to enable a substantive review. According to the FDA, these reasons included one item related to the trial not meeting the standard for substantial evidence of effectiveness and CMC related items. The FDA indicated that we could request a Type A meeting to discuss the content of the RTF letter, and the Type A meeting was held on January 11, 2023. We notified the FDA on February 6, 2023 of our decision to request the FDA to file the NurOwn® BLA for ALS over Protest. Written feedback was received on March 22, 2023 from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn® BLA for ALS. We submitted an amendment to our BLA on March 7, 2023, in which we responded to the majority of the items included in the RTF letter. The BLA for NurOwn® to treat ALS is currently under active review by the FDA.

On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023. On September 22, 2023, we submitted an amendment to our BLA to revise the indication to NurOwn® for the treatment of mild to moderate ALS. On September 27, 2023 we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On October 18, 2023, we announced that the FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. Brainstorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023 Brainstorm announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with the FDA and is viewed by the FDA as a withdrawal without prejudice. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023. On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for a SPA with the FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®. The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS. On April 9, 2024, the Company announced that it received written agreement from the FDA, under a SPA, on the design for a Phase 3b trial of NurOwn (R) in ALS. The SPA agreement with the FDA validates the clinical trial protocol and statistical analysis of the planned Phase 3b trial of NurOwn, demonstrating the Company’s adequacy in addressing objectives that support a future BLA in ALS. On June 26, 2024, the Company announced that it has reached alignment with FDA on the CMC aspects of Brainstorm’s Phase 3b clinical trial for NurOwn (R), its investigational therapy for ALS. This Type C meeting builds upon the positive momentum established in April 2024, when the FDA granted BrainStorm a SPA agreement for its NurOwn Phase 3b trial.

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

On November 14, 2019, we were awarded a $495,330 grant from the National Multiple Sclerosis Society (NMSS), through its Fast Forward program, for serum and CSF biomarkers analysis in Brainstorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with PMS. As of December 31, 2024, we have received $352,156 out of the $495,330 awarded.

On June 9, 2020, we announced that The ALS Association and I AM ALS have awarded us a combined grant of $500,000 to support an ALS biomarker research study. The grant will be used to draw insights from data and samples collected from patients who participated in Brainstorm’s Phase 3 clinical trial and treated with NurOwn®, and to further the understanding of critical biomarkers associated with treatment response for people with ALS. As of December 31, 2024, we have received $400,000 out of $500,000 awarded.

Intellectual Property

A key element of our strategy is to establish and maintain a broad intellectual property portfolio to protect our proprietary technologies and products. BrainStorm holds approximately 30 granted patents, as well as pending applications, across the United States, Europe, and other key global markets, including the Far East and South America.

Along with our existing intellectual property protection for NurOwn® (MSC-NTF), we have been expanding our portfolio in recent years to cover exosome-based technologies, with several key developments:

December 3, 2024 - We received a Notice of Allowance from the U.S. Patent & Trademark Office (USPTO) for patent application 16/981,757, covering our proprietary exosome technology. This patent is expected to provide protection until April 10, 2039, further solidifying our leadership in cellular and exosome-based therapeutics.

December 26, 2023 – We announced the European grant for NurOwn®, alongside the Australian and Israeli allowances for NurOwn® exosomes.

August 22, 2023 – The Israel Patent Office accepted Application No. 277447, titled “Cell-Type Specific Exosomes and Use Thereof.” The accepted claims include an isolated exosome population derived from MSC-NTF cells and a pharmaceutical composition for treating neurodegenerative diseases.

June 2, 2023 – The Australian Patent Office accepted Application No. 2019252987 for the same technology, strengthening our exosome-related intellectual property.

Recent Scientific and Industry Presentations

●	On December 11, 2024, BrainStorm hosted a Key Opinion Leader (KOL) Webinar on the ALS treatment landscape. The event featured Dr. Terry Heiman-Patterson from the Lewis Katz School of Medicine at Temple University, who discussed current treatment approaches and advances in ALS care. BrainStorm’s management team provided updates on the planned Phase 3b registrational clinical trial of NurOwn® and future development plans. A live Q&A session followed the presentations.
●	On October 21-24, 2024, BrainStorm presented two scientific posters at the 2024 Annual Northeastern Amyotrophic Lateral Sclerosis (NEALS) Meeting. The first poster highlighted findings from the Expanded Access Program (EAP) for NurOwn®, showing a statistically significant survival benefit for treated patients. The second poster provided an overview of the Phase 3b trial design, which is being conducted under a Special Protocol Assessment (SPA) agreement with the FDA.
●	In May 2024, the Company presented new biomarker data at the 3rd Annual ALS Drug Development Summit in Boston. The data suggested that ALS patients may benefit from longer-term treatment with NurOwn®. The presentation included new biomarker findings from the Expanded Access Program (EAP) and data from the Phase 3 trial.
●	On March 4, 2024, Dr. Ibrahim B. Dagher, then BrainStorm EVP and Chief Development Officer, presented a scientific poster titled “Design of A Phase 3B Trial of Debamestrocel (NurOwn®) in ALS” at the 2024 Muscular Dystrophy Association Clinical and Scientific Conference in Orlando, Florida. The presentation provided an overview of the key features of the Phase 3b trial design.
●	On February 28, 2024, Dr. Stacy Lindborg, former Co-Chief Executive Officer at BrainStorm, provided a corporate update at the 17th Annual European Life Sciences CEO Forum in Zurich, Switzerland. Dr. Lindborg also participated in a panel discussion on neurodegenerative disease research and investment opportunities.

Stock Split

On September 30, 2024, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware to effect the one-for-fifteen reverse stock split of the Company’s Common Stock (the “Reverse Stock Split”), effective as of 11:59 p.m., Eastern time. The Reverse Stock Split had been approved by the Board on September 23, 2024 and by the Company’s stockholders at the 2024 Annual Meeting. Pursuant to the Reverse Stock Split, each fifteen shares of Common Stock of the Company were combined and were reclassified into one share of Common Stock of the Company, and the number of issued and outstanding shares of Common Stock of the Company was proportionally reduced, in both cases without any change to the authorized number of shares of Common Stock or in the par value of such shares. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were entitled to fractional shares received cash in lieu of receiving fractional shares at a rate of $4.2405 per share (the average of the closing trading prices of the Common Stock (as adjusted to reflect the Reverse Stock Split) during regular trading hours for the five trading days immediately preceding the effective time of the Reverse Stock Split). The number of shares of the Company’s Common Stock subject to outstanding options and warrants issued by the Company were reduced proportionately and the respective exercise prices were increased proportionately to reflect the Reverse Stock Split. The number of shares reserved for issuance under the Company’s equity compensation plans were also reduced proportionately.

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

History

In 2004, the Company entered into a research and license agreement with Ramot to acquire certain stem cell technology, commenced development of novel cell therapies for neurodegenerative diseases, and discontinued its previous business selling digital data recorders. The Company was reincorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed the Israeli Subsidiary. The Israeli Subsidiary formed wholly owned subsidiaries Brainstorm Cell Therapeutics UK Ltd., in the United Kingdom on February 19, 2013 (currently inactive), Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019. The Company formed a wholly - owned subsidiary in Delaware, Brainstorm Cell Manufacturing LLC, in August 21, 2024.

A reverse stock split of the Company’s shares of Common Stock by a ratio of one-for-fifteen was effected after market close on September 15, 2014, in connection with the September 30, 2014 listing of the Company’s Shares of Common Stock on the Nasdaq Capital Market. On September 30, 2024, the Company effected a one - for - fifteen reverse stock split of the Company’s shares of Common Stock. Unless otherwise indicated, all share numbers and exercise prices in this Annual Report on Form 10-K are split-adjusted.

The Company’s Common Stock trades on the Nasdaq Capital Market under the ticker symbol “BCLI.”

Company Business Strategy

Our overarching strategy is to develop, obtain regulatory approval for, and commercialize our proprietary NurOwn® and Exosome-based products through a methodical, data-driven approach to research, development, and clinical trials. Our clinical programs are conducted under the oversight of leading global regulatory authorities, including the U.S. Food and Drug Administration (FDA). Our highest priority is securing regulatory approval for NurOwn® in ALS, while simultaneously advancing its clinical development in Progressive Multiple Sclerosis (PMS). We are also strategically expanding our Exosome-based platform technology to explore new therapeutic applications.

With NurOwn® as our foundation in stem cell-based therapeutics, our next strategic platform is exosome-based technology. This platform expands our pipeline beyond autologous cellular therapy, harnessing the regenerative and immunomodulatory properties of exosomes derived from NurOwn® (MSC-NTF cells). Notably, exosomes have the potential to serve as an allogeneic, off-the-shelf therapeutic product.

We have generated compelling preclinical data demonstrating the potential of our exosome-based technology across multiple areas of unmet medical need. Our research continues to explore new therapeutic applications, leveraging the unique ability of exosomes to deliver bioactive molecules, modulate inflammation, and promote tissue repair. This strategic expansion positions BrainStorm at the forefront of exosome-based innovation, complementing our expertise in cellular therapy and broadening our opportunities for clinical translation.

NurOwn® in CNS Disease

NurOwn® represents a platform technology designed to address a range of neurodegenerative diseases. Our primary objective is to achieve regulatory approval for ALS while advancing its clinical development in PMS and evaluating potential applications in other CNS disorders, including AD and Huntington’s Disease. This strategic approach leverages our extensive preclinical experience to maximize the therapeutic potential of the NurOwn® platform.

Amyotrophic Lateral Sclerosis (ALS)

ALS, often referred to as “Lou Gehrig’s disease,” is a progressive neurodegenerative disease that primarily affects motor nerve cells in the brain and the spinal cord. Motor neurons reach from the brain to the spinal cord and from the spinal cord to the muscles throughout the body. The progressive degeneration of the motor neurons in ALS patients lead to progressive weakness, respiratory failure and eventually, death. The median survival for ALS patients is between 2 and 5 years from the onset of symptoms. Across the world, the prevalence of ALS is approximately 4-7 per 100,000. It is estimated that as many as 30,000 Americans have the disease at any given time, with about 50,000 individuals affected in the territory of the European Single Market. Estimated annual treatment and health care costs for advanced stage patients can be as high as $100,000-$200,000 per annum. Worldwide it is estimated that there are 450,000 patients with ALS.

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

●	Riluzole –approved by the FDA to treat ALS in 1995. Riluzole extends the time to death or ventilation by several months; however, it has not been shown to improve the daily functioning of ALS patients.

●	Radicava (Edaravone) – a free radical scavenger- originally approved by the FDA (May 2017) as an intravenous (IV) infusion based on a single Phase 3 study carried out in Japan. In 2022, Radicava ORS, an oral suspension, was approved by the FDA. The effectiveness of Radicava ORS was based on a study demonstrating comparable levels of Radicava ORS in the bloodstream to the levels from the IV formulation of Radicava.
●	Relyvrio (sodium phenylbutyrate and taurursodiol) – approved by the FDA in September 2022 as an oral treatment for ALS. In 2024, Amylyx Pharmaceuticals withdrew Relyvrio from the market following the failure of the Phase 3 PHOENIX trial to demonstrate significant benefit.
●	Qalsody (tofersen) – was approved by the FDA in 2023. Qalsody was granted accelerated approval based on a reduction of neurofilament, a marker of neurodegeneration. Tofersen targets the ultra-rare genetic form of ALS known as Superoxide dismutase 1 (SOD1)-amyotrophic lateral sclerosis.

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

Alzheimer’s Disease (AD)

AD is the most common form of dementia, a progressive brain disease that slowly destroys memories and thinking skills. The AD pathology starts 15-20 years before symptoms appear. Symptoms usually start with difficulty storing and retrieving new information. In advanced stages, symptoms include confusion, as well as mood and behavior changes, and inability to perform basic life tasks. Throughout the disease process there is a steady, unstoppable death of brain cells. This is a fatal disease with an average time of 8 years from diagnosis to death. No cure exists, but medications and management strategies may temporarily improve symptoms, in a modest fashion. Recently the FDA approved Aduhelm, a monoclonal antibody directed against amyloid for the treatment of AD. The implications of Aduhelm approval on the AD treatment market is evolving and we are actively reviewing the implications on the development of AD disease modifying therapies.

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

Intellectual Property

We own a global patent portfolio protecting NurOwn® and our exosome-based platform technology, covering their composition, manufacturing processes, and therapeutic applications. These patents provide protection in key markets, including the United States, Europe, Japan, Canada, and Israel. Our patents and proprietary trade secrets are foundational assets and integral to our business. In addition to our granted patents, we rely on confidential manufacturing expertise and proprietary research knowledge to maintain our competitive position. Patent terms are subject to expiration dates, potential extensions, and regulatory exclusivity periods that may be granted in some regions. We continue to evaluate opportunities to expand our intellectual property estate in support of the long-term commercialization of our product pipeline.

As part of our strategy to protect and expand our proprietary technology, BrainStorm’s intellectual property portfolio includes patents initially licensed from Ramot at Tel Aviv University alongside a broader range of patents that we have since developed and own. We continue to strengthen and expand our intellectual property estate to support long-term growth and commercialization.

NurOwn® has been designated an Advanced Therapy Medicinal Product (ATMP) by the European Medicines Agency (EMA). Additionally, the United States Adopted Names (USAN) Council and the World Health Organization (WHO) have designated Debamestrocel as the non-proprietary (generic) name for NurOwn®.

We remain focused on advancing FDA approval for NurOwn® in ALS while ensuring compliance with Good Manufacturing Practices (GMP) and other global regulatory standards.

Trademarks

NurOwn® is a registered trademark in the United States and Israel.

Research and License Agreement with Ramot

Since 2004, we have maintained a commercial relationship with Ramot, the technology transfer group within Tel Aviv University, under a Research and License Agreement. The agreement, as subsequently amended, grants us rights to certain intellectual property developed at Tel Aviv University, including the NurOwn® technology. In 2011, the Company assigned the agreement to its Israeli subsidiary, with Ramot’s consent.

Under this agreement, our Israeli subsidiary pays royalties to Ramot ranging between three percent (3%) and five percent (5%) of all net sales derived from the licensed intellectual property, as well as twenty percent (20%) to twenty-five percent (25%) on revenues from sublicensing. In 2016, Ramot agreed to convert its exclusive licenses to outright transfers and assignments of the Ramot IP, thereby granting our Israeli subsidiary ownership.

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

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or stem cell therapy intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the United States, or affecting more but with no reasonable expectation of recovering development costs from sales. Orphan product designation must be requested before submitting a BLA, and, once granted, the identity and potential use of the therapeutic agent are publicly disclosed.

While orphan designation does not shorten the regulatory review and approval process, it may provide certain benefits, including grant funding, tax credits for clinical research expenses, and potential exemption from FDA application user fees.

If a product with orphan designation subsequently receives the first FDA approval for the designated indication, it may be entitled to seven years of orphan product exclusivity. However, there are circumstances where exclusivity may not apply, including if:

●	The orphan designation is revoked.
●	Marketing approval is withdrawn.
●	The orphan exclusivity holder consents to the approval of another applicant’s product.
●	The orphan exclusivity holder is unable to ensure sufficient availability of the drug.
●	A competitor product shows clinical superiority over the orphan product.

Competitors may still receive approval for different products for the same indication or for the same product for a different indication. Additionally, if an orphan-designated product receives marketing approval for a broader indication than what was designated, it may not be entitled to orphan exclusivity. Orphan drug status in the EU offers similar but not identical benefits.

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

Jinsy Andrews, MD, MSc representing Herself, The ALS Association, and Columbia University at this hearing stated, “We have seen the ability for regulatory flexibility and speed in other areas. The reality is that ALS is 100 percent fatal. The pipeline and our understanding have grown significantly in the last five years.” “Approving a new drug for ALS — or AD or other diseases — can have a bigger impact than just providing people with a single new treatment. New approvals can spur innovation and investment by industry in a disease space with few available treatments available. But in cases of fatal neurological diseases without cures, when a promising drug comes along that has the potential to retain function and extend life, patients’ needs are paramount.”

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

Brian Wallach & Sandra Abrevaya Co-Founders, I AM ALS cited the 2019 ALS therapy Guidance document in their testimony and stated the following: “When the Guidance was finally released, the ALS community was filled with hope as it stressed the need for “regulatory flexibility in applying the statutory standards to drugs for serious diseases with unmet medical needs.” Moreover, it explicitly stated that “[w]hen making regulatory decisions about drugs to treat ALS, FDA will consider patient tolerance for risk and the serious and life-threatening nature of the condition in the context of statutory requirements for safety and efficacy.” They further addressed specific therapies and remarked, “The second, NurOwn, involves the extraction, enrichment and injection of a patient’s own stem cells. The Phase III trial for NurOwn® did not meet its overall primary endpoint. Going into the trial the drug company identified a score of 35 on the ALSFRS, the clinical assessment of a patient’s disease progression, as the mean expected score of patients when they first enrolled. In the end, more patients with lower ALSFRS scores enrolled in the trial than was expected. Thus, the actual mean ALSFRS was below 35. Of the patients who started the trial with a score of more than 35, they not only had a significantly higher response rate than those on placebo, but also their ALSFRS was two points higher than those on the placebo at the end of the trial. Given these results, why didn’t the FDA approve NurOwn® for at least those patients with ALSFRS scores above 35 and at the same time require the company to complete a confirmatory trial on the larger group? That is an approach that gives people living with ALS today a chance while giving the FDA more data. With a disease as complex and heterogeneous as ALS we need this type of flexibility and urgency from the FDA.” They closed their testimony with the following: “This generation of patients and our families demand better from ourselves, the medical community and policymakers. You have the power to help make ALS like MS, to change ALS from a “rare disease” to a disease that more than 1 million Americans are living with. Moreover, ALS is linked to AD, Parkinson’s and Frontotemporal Dementia, among others. Meaning if we cure ALS, we can help unlock cures for all. That is a future worth fighting for.”

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

Despite Brexit, the EU GDPR and UK GDPR remain largely aligned. The UK has announced plans to reform the country’s data protection legal framework in its new Data (Use and Access) Bill (“UK Bill”) which has been introduced into parliament , which will introduce changes to the UK GDPR. Currently, the most impactful point of divergence relates to transfer mechanisms (i.e., the ability for EU/UK companies to transfer personal information to third countries, including the United States), because it requires us to implement a variety of different contractual clauses approved by EU or UK regulators. The European Commission has issued standard contractual clauses for data transfers from controllers or processors in the EU (or otherwise subject to the EU GDPR) to controllers or processors established outside the EU. The standard contractual clauses require exporters to assess the risk of a data transfer on a case-by-case basis, including an analysis of the laws in the destination country. The UK is not subject to the European Commission’s new standard contractual clauses but has published a UK-specific transfer mechanism, which enables transfers from the UK. The UK-specific mechanism, the “International Data Transfer Agreement”, requires a similar risk assessment of the transfer as the standard contractual clauses. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework (the “Framework”), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with EU GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. This complexity and the additional contractual burden increases our overall risk exposure. There may be further divergence in the future, including with regard to administrative burdens.

Compliance with the EU GDPR and UK GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European or UK activities.

The Company has not yet extended its research activities into the European Single Market or the United Kingdom and is aware that, should the NIS 2 Directive be applied to its operations, the Company will adhere to all applicable requirements.

In the EEA, cybersecurity legislation is developing, such as the NIS 2 Directive (“NIS 2”), which is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. It extends to additional sectors and expands the list of in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products or manufacturing basic pharmaceutical products and pharmaceutical preparations. The new regime imposes direct obligations on management in respect of an in-scope organization’s compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until 17 October 2024 to transpose NIS 2 into national legislation, although many countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent we are subject to NIS 2, we will require additional investment of our resources in compliance programs. Under NIS 2, companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to legislation amendments to the statute, including the BBA, will stay in effect through 2031 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting on January 1, 2025; however, legislation has been introduced in the U.S. Congress that would, if enacted, reverse these payment reductions. In addition to provider payment cuts under Medicare, the American Rescue Plan Act of 2021 also eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding available for healthcare providers and may otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans.” President Trump may issue new executive orders designed to impact drug pricing. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs. In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On November 3, 2023, the U.S. District Court of South

Carolina issued an opinion in Genesis Healthcare Inc. v. Becerra et al. that may lead to an expansion of the scope of patients eligible to access prescriptions at 340B pricing. The outcome of this judicial proceeding is uncertain. We continue to review developments impacting the 340B program.

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

Human Capital

We currently have 27 employees, all of whom are full-time. None of our employees is represented by a labor union. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and our success by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Item 1A.           RISK FACTORS

Summary of our Risks:

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in the section entitled “Risk Factors” in this Form 10-K. These risks include, among others:

●	If we fail to regain compliance with the continued listing requirements of Nasdaq, our Common Stock may be delisted and the price and liquidity of our common stock may be negatively impacted.
●	We are and could be further subject to securities class action litigation and other types of stockholder litigation.
●	We will need substantial additional funding to pursue our business objectives and continue our operations. If we are unable to raise capital when needed, we may be required to delay, limit, reduce or terminate our research or product development efforts or future commercialization efforts.
●	We have a history of losses and we expect to incur losses for the foreseeable future.
●	Our product development programs are based on novel technologies and are inherently risky. The field of stem cell therapy is relatively new and our development efforts may not yield an effective treatment of human diseases.
●	Our NurOwn® stem cell therapy may not demonstrate safety and efficacy sufficient to obtain regulatory approval, and may not receive regulatory approval. Our NurOwn® stem cell therapy, even if approved, may not be accepted in the marketplace; therefore, we may not be able to generate significant revenue, if any.

●	If serious or unexpected adverse side effects are identified during the development of our NurOwn® stem cell therapy, we may need to abandon or limit its development.
●	Our success will depend in part on establishing and maintaining effective strategic partnerships and collaborations, which may impose restrictions on our business and subject us to additional regulation.
●	We have never manufactured our NurOwn® stem cell therapy at commercial scale and there can be no assurance that it can be manufactured in compliance with regulations at a cost or in quantities necessary to make it commercially viable.
●	Part of our business in the foreseeable future will be based on technology licensed from Ramot and if this license were to be terminated upon failure to make required royalty payments in the future, we would need to change our business strategy and we may be forced to cease our operations.
●	Technological and medical developments or improvements in conventional therapies could render the use of stem cells and our services and planned products obsolete.
●	We face substantial competition in developing cell therapies for ALS and other neurodegenerative diseases, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	It is uncertain to what extent the government, private health insurers and third-party payors will approve coverage or provide reimbursement for the therapies and products to which our services relate. Availability for such reimbursement may be further limited by an increasing uninsured population and reductions in Medicare and Medicaid funding in the United States.
●	We are exposed to fluctuations in currency exchange rates. The dollar cost of our operations in Israel will increase to the extent increases in the rate of inflation in Israel are not offset by a devaluation of the NIS in relation to the dollar, which would harm our results of operations.
●	Political, economic and military instability in Israel may impede our ability to execute our plan of operations. For example, the Israel-Hamas war and/or other military conflicts with Lebanon, Syria, Iran or other hostile countries may lead to difficulties in bringing operational personnel and equipment into Israel.

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

As a development stage pre-revenue company, we are in the early stages of executing our business plan. We had no operational revenues for the fiscal years ended December 31, 2021, December 31, 2022 December 31, 2023, or December 31, 2024. We are currently in the process of introducing the Company to strategic partners. In 2024 and the upcoming years, the Company will focus on initiating and completing a Phase 3b trial and commercialization of NurOwn® for ALS, if approved. We are unable, at this time, to foresee when we will generate operational revenues from strategic partnerships. If NurOwn® is approved by the FDA for ALS, we hope to commercialize and start generating revenues shortly thereafter. We expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs and commercialization efforts. These losses are expected to have an adverse impact on our working capital, total assets and stockholders’ equity.

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

If we fail to regain compliance with the continued listing requirements of Nasdaq or other conditions set forth in the Determination Letter, our Common Stock may be delisted, and the price and liquidity of our Common Stock may be negatively impacted.

On July 18, 2024, we received a letter from the Nasdaq Listing Qualifications Staff (the “Staff”) indicating that we had not maintained Nasdaq’s required market value of listed securities (“MVLS”) of $35 million from June 2, 2024 to July 17, 2024. Under Nasdaq’s listing rules, we had 180 calendar days from this notice, until January 14, 2025 (the “Compliance Date”), to regain compliance with Nasdaq’s MVLS. On January 15, 2025, the Staff notified us in writing that we failed to regain compliance with the MVLS requirement by the Compliance Date. As such, we had until January 22, 2025 to request an appeal of Nasdaq’s determination to delist, or our common stock would be delisted from The Nasdaq Capital Market at the opening of business on January 24, 2025. We promptly submitted our request to appeal Nasdaq’s determination on January 21, 2025, and on that same day, we received formal written notice from the Staff that the Panel would consider our appeal at an oral hearing on February 25, 2025, and that to the extent permitted by Nasdaq Listing Rules, the delisting action referenced in the Staff’s determination letter was stayed, pending a final written decision by the Panel. Subsequently, we presented our compliance plan to the Panel at the oral hearing on February 25, 2025.

On March 25, 2025, we received the Panel’s Determination Letter, granting the Company’s request for an extension (the “Extension”) to regain compliance with certain continued Nasdaq listing requirements through the Company’s requested extension date of June 30, 2025 (the “Extension Date”). Our Plan includes, among other items, satisfying a $2.5 million minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550 in lieu of the MVLS requirement and conducting certain capital raising activities to attain such $2.5 million of stockholders’ equity.

The Extension is subject to certain conditions, including, among others, that we demonstrate compliance with Nasdaq Listing Rule 5550 and makes progress in completing the Plan to raise capital, as well as the provision and public disclosure of certain information prior to the Extension Date. We intend to provide or publicly disclose, as the case may be, the information required by the Panel’s decision within the timeframe required thereby. While we are actively pursuing a range of initiatives aimed at completing our Plan, the Company cannot assure its stockholders that it will be successful in raising capital or in satisfying the minimum stockholders’ equity requirement by the Extension Date.

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

The therapeutic treatment development and regulatory approval process is expensive, uncertain and time-consuming. As part of the regulatory process, we conduct clinical trials, for our NurOwn® stem cell therapy to demonstrate safety and efficacy in humans to meet the requirements of the FDA and regulatory authorities in other countries. We have completed our Phase 3 ALS trial and announced on February 2021 that the FDA concluded from their initial review that the current level of clinical data does not provide the threshold of substantial evidence that FDA is seeking to support a BLA. On November 10, 2022, we announced that we had received an RTF letter from the FDA regarding our BLA. The FDA indicated that we could request a Type A meeting to discuss the content of the RTF letter, and the Type A meeting was held on January 11, 2023. We notified the FDA on February 6, 2023 of our decision to request the FDA to file the NurOwn® BLA for ALS over Protest. We submitted an amendment to our BLA on March 7, 2023, in which we responded to the majority of the items included in the RTF letter. Written notification was received on March 22, 2023 from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn® BLA for ALS. On September 27, 2023, we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On October 18, 2023, we announced that the FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. BrainStorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023 Brainstorm announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with the FDA and is viewed by the FDA as a withdrawal without prejudice. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023. On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for a SPA with the FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®. As an outcome of the meeting, BrainStorm will submit relevant documentation as outlined by the FDA to support the SPA. The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS. On April 9, 2024, the Company announced that it received written agreement from the FDA, under a SPA, on the design for a Phase 3b trial of NurOwn (R) in ALS. The SPA agreement with the FDA validates the clinical trial protocol and statistical analysis of the planned Phase 3b trial of NurOwn, demonstrating the Company’s adequacy in addressing objectives that support a future BLA in ALS. On June 26, 2024, the Company announced that it has reached alignment with FDA on the Chemistry, Manufacturing, and Controls (CMC) aspects of Brainstorm’s Phase 3b clinical trial for NurOwn (R), its investigational therapy for ALS.

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

The novel nature of our autologous stem cell therapy creates significant challenges with regard to product development and optimization, manufacturing, government regulations, and market acceptance. For example, although cell therapy has been available in oncology, the FDA’s experience with mesenchymal stem cell therapies is limited. None have been approved by the FDA for commercial sale in the US, and the pathway to regulatory approval for our stem cell therapies may accordingly be more complex and lengthier. As a result, the development and commercialization pathway for our therapies may be subject to increased uncertainty, as compared to the pathway for new conventional drugs.

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

Adoption of our NurOwn® stem cell therapy for the treatment of patients with ALS, PMS, AD or other neurodegenerative diseases, even if approved, may be slow or limited. If our NurOwn® stem cell therapy does not achieve broad acceptance as a treatment option for ALS, PMS, AD or other neurodegenerative diseases, our business would be negatively impacting our revenue forecast.

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

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws health information and other health care laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

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

If we are found in violation of privacy and data protection laws, we may be required to pay penalties, be subjected to scrutiny by regulators or governmental entities, or be suspended from participation in government healthcare programs, which may adversely affect our business, financial condition and results of operations.

At the federal level, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (the FTCA), 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s executive order “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern” as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

Many states in the United States have also enacted laws that regulate the privacy and/or security of certain types of personal information. For example, in California, the California Consumer Privacy Act (the “CCPA”), created a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, established new data privacy rights for consumers in the State of California, imposed special rules on the collection of consumer data from minors, and created a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. In addition, as of January 1, 2023, amendments introduced by the California Privacy Rights Act (the “CPRA”) have imposed additional obligations on companies covered by the CCPA. The CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to sensitive personal information and created a new state agency that is vested with authority to implement and enforce the CCPA. Although clinical trial data and protected health information subject to HIPAA are currently exempt from CCPA, we may be subject to the CCPA with respect to other personal information regarding California residents.

The CCPA marks the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Similar laws have been passed in numerous other states. Such laws are substantially similar in scope and contain many of the same requirements and exceptions as the CCPA, including a general exemption for clinical trial data and limited obligations for entities regulated by HIPAA. These comprehensive consumer privacy laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. A number of other states have also proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

There are also states that are specifically regulating health information. For example, Washington state recently passed a consumer health privacy law that, effective March 31, 2024, regulates the collection and sharing of health information. This law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of new comprehensive federal data privacy laws to which we could become subject, if enacted.

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

Our use of new and evolving technologies, such as artificial intelligence, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We may use and integrate artificial intelligence into our business processes. Use of this technology presents risks and challenges that could affect our business. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024, with most provisions becoming effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain such systems to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain artificial intelligence technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools.

Our vendors may in turn incorporate artificial intelligence tools into their offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the U.S., comprehensive programs are under consideration that seek to, among other things, increase access to healthcare for the uninsured and control the escalation of healthcare expenditures within the economy. Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. For more information, see “Business - Healthcare reform.”

We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for our product candidates if we obtain regulatory approval;
●	our ability to set a price that we believe is fair for our products;
●	our ability to generate revenue and achieve or maintain profitability;
●	the level of taxes that we are required to pay; and
●	the availability of capital.

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

On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023. On September 27, 2023, we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023. On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for a Special Protocol Assessment (SPA) with FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®. The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS. On April 9, 2024, the Company announced that it received written agreement from the FDA, under a SPA, on the design for a Phase 3b trial of NurOwn (R) in ALS. The SPA agreement with the FDA validates the clinical trial protocol and statistical analysis of the planned Phase 3b trial of NurOwn, demonstrating the Company’s adequacy in addressing objectives that support a future BLA in ALS. On June 26, 2024, the Company announced that it has reached alignment with FDA on the Chemistry, Manufacturing, and Controls (CMC) aspects of Brainstorm’s Phase 3b clinical trial for NurOwn

(R), its investigational therapy for ALS. Even if a stem cell therapy is approved by the Israeli MoH, the FDA or any other regulatory authority, we may not obtain approval for an indication whose market is large enough to recoup our investment in that stem cell therapy. We may never obtain the required regulatory approvals for any of our stem cell therapies. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market.

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

Inadequate funding for the NIH, CMS, FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, including significant leadership, personnel, or policy changes, could prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products, NIH’s and other agencies’ ability to conduct and partner with industry on important research, and CMS’s ability to operate efficiently can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at these agencies, including, for example, as a result of the freeze on federal funding announced in January 2025 and other restrictions, such as personnel reductions at agencies such as the FDA, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies or may slow or stall planned or ongoing research, which would adversely affect our business.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs or a widespread freeze on federal funding occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, NIH to conduct research or provide grants, or other agencies to slow their work, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We generally enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, those agreements may not be honored and may not effectively assign intellectual property rights to us. Moreover, there may be some circumstances, where we are unable to negotiate for such ownership rights. Disputes regarding ownership or inventorship of intellectual property can also arise in other contexts, such as collaborations and sponsored research. If we are subject to a dispute challenging our rights in or to patents or other intellectual property, such a dispute could be expensive and time-consuming. If we were unsuccessful, we could lose valuable rights in intellectual property that we regard as our own. The intellectual property landscape around our product candidates is crowded, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

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

The stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, in November 2023, a purported stockholder filed a lawsuit against us and certain of our officers captioned Sporn v. Brainstorm Cell Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of New York, and in February, March and April of 2024, four derivative actions were filed in the same court (see “Item 3. Legal Proceedings” for a more detailed description of these matters). We could also be subject to other types of litigation, which may involve claims of breach of fiduciary duties by our directors or officers for misuse/mismanagement of company assets/resources or conflicts of interest. Any such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition.

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

Pursuant to the Subscription Agreement with ACCBT Corp. (“ACCBT”), a company under the control of Mr. Chaim Lebovits, our President and Chief Executive Officer, we granted ACCBT the right to acquire additional shares of our Common Stock whenever we issue additional shares of Common Stock or other securities of the Company, or options or rights to purchase shares of the Company or other securities directly or indirectly convertible into or exercisable for shares of the Company (including shares of any newly created class or series). This participation right could limit our ability to enter into equity financings and to raise funds from third parties. ACCBT is entitled to purchase its pro rata share of any additional securities we offer, so that its percentage ownership of the Company remains the same after any such issuance of additional securities. Such additional securities will be offered to ACCBT at the same price and on the same terms as the other investors in the transaction. ACCBT will have 30 days from the date of our notice to ACCBT of any intended transaction, to decide whether it wishes to exercise its participation rights in the transaction. We also are prohibited from taking certain corporate actions without the consent of ACCBT, including entering into transactions greater than $500,000. Further, ACCBT also has the right to appoint 30% of our Board. In connection with the Subscription Agreement, we entered into a registration rights agreement with ACCBT pursuant to which we granted piggyback registration rights to ACCBT. In addition, we issued ACCBT warrants to purchase up to 134,444 shares of Common Stock, of which 134,444 warrants are presently outstanding. The outstanding warrants contain cashless exercise provisions, which permit the cashless exercise of up to 50% of the underlying shares of Common Stock. 44,815 of such warrants have an exercise price of $45.00 and the remainder have an exercise price of $65.25. We registered 128,031 shares of Common Stock and 134,444 shares of Common Stock underlying the ACCBT Warrants on registration statement No. 333-201705 dated January 26, 2015 pursuant to ACCBT’s registration rights. ACCBT has waived its participation rights and anti-dilution rights with respect to issuances that were made on or prior to November 2, 2017. In March 2014, we entered into an agreement with ACCBT according to which ACCBT waived certain anti-dilution rights. On November 2, 2017, the Company entered into a Warrant Amendment Agreement with ACCBT, pursuant to which the expiration date of each Warrant held by ACCBT was extended until November 5, 2022, in consideration of ACCBT having provided a series of waivers of their rights and reduction of rights.

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

As part of our cybersecurity procedures, we leverage a number of security tools, including but not limited to email filters, firewalls, and antivirus protection. As part of the assessment of the protections we have in place to mitigate risks from cybersecurity threats, we have also in the past engaged a third-party consultant to conduct a risk assessment of our systems. In addition, we test certain of our applications for vulnerabilities. In an effort to raise cybersecurity awareness, we work with an external partner to send email notices to our employees regarding cybersecurity best practices.

We work to mitigate risks from cybersecurity threats stemming from third-party vendors by providing them with access only to systems that they need to provide services to us. In addition, we have developed, and continue to develop, processes regarding vendor management.

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

On November 22, 2024, 3D Communications, LLC filed a lawsuit against the Company in the U.S. District Court for the District of Delaware, captioned 3D Communications, LLC v. Brainstorm Cell Therapeutics, Inc., Case No. 1:24-cv-01286. The Complaint in this lawsuit brings a claim for breach of contract, and alleges that 3D Communications, LLC provided certain consulting and other services to the Company relating to a master services agreement and statement of work, and the Company has not timely paid the corresponding invoices. The Company has filed an Answer to the Complaint, and the Court has entered a scheduling order, which sets the following deadlines: amended pleadings due by 6/27/2025, fact discovery completed by 10/31/2025, and dispositive motions due by 1/30/2026. 3D Communications, LLC seeks monetary damages relating to the master services agreement and statement of work, as well as attorneys’ fees and costs. 3D Communications, LLC seeks monetary damages relating to the master services agreement and statement of work, as well as attorneys’ fees and costs.

The Company intends to vigorously defend against the lawsuits.

Item 4.           MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is currently traded on the Nasdaq Capital Market under the symbol “BCLI”.

Record Holders

As of March 27, 2025, there were approximately 29 holders of record of our Common Stock.

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

Item 6.           [Reserved]

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

Results of Operations

For the period from inception (September 22, 2000) until December 31, 2024, we did not generate any revenues from operations. In addition, we incurred operating costs and expenses of approximately $11,623,000 during the year ended December 31, 2024.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the year ended December 31, 2024 were $4,651,000, a decrease of $6,095,000 compared to $10,746,000 for the year ended December 31, 2023.

This decrease is due to: (i) a decrease of $2,450,000 in connection with costs related to the Phase 3 Clinical Trials; (ii) a decrease of $2,028,000 in connection with materials and clean room facilities; (iii) a decrease of $1,476,000 for costs related to payroll expenses and costs related to stock-based compensation expenses and (iv) a decrease of $141,000 in connection with patens, depreciation and rent and other costs.

General and Administrative

General and administrative expenses for the years ended December 31, 2024 and 2023 were $7,042,000 and $10,693,000, respectively. The decrease of $3,651,000 in general and administrative expenses is mainly due to: (i) a decrease of $2,841,000 in in payroll expenses and (ii) a decrease of $844,000 in the travel costs, consultants, rent costs, depreciation and costs of our investor relations and public relations activities. This decrease was partially offset by an increase of $34,000 in stock-based compensation expenses and stock costs.

Financial Expenses

Financial expense for the year ended December 31, 2024 was $77,000 as compared to financial expenses of $447,000 for the year ended December 31, 2023 due to conversion exchange rates that was offset by financial expenses of $169 related to issuance costs of warrants that were classified as a liability in 2023.

Net Loss

Net loss for the year ended December 31, 2024 was $11,623,000, as compared to a net loss of $17,192,000 for the year ended December 31, 2023. Net loss per share for the year ended December 31, 2024 and December 31, 2023 was $2.31 and $6.00, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the year ended December 31, 2024 was 5,021,798 compared to 2,871,729 for the year ended December 31, 2023.

The increase in the weighted average number of shares of Common Stock used in computing basic loss per share for the year ended December 31, 2024 was due to: (i) the issuance of shares to employees and directors; (ii) issuance and sale of shares of Common Stock pursuant to the Distribution Agreement and (iii) issuance of shares for private placement.

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

Management expects that the Company will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. The Company has completed regulatory review of the BLA for NurOwn for the treatment of ALS with the withdrawal of the BLA on November 3, 2023. The decision to withdraw the BLA was coordinated with FDA and is viewed by FDA as a withdrawal without prejudice. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023. On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for an SPA with FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®. The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS. On April 9, 2024, the Company announced that it received written agreement from the FDA, under an SPA, on the design for a Phase 3b trial of NurOwn® in ALS. The SPA agreement with the FDA validates the clinical trial protocol and statistical analysis of the planned Phase 3b trial of NurOwn, demonstrating the Company’s adequacy in addressing objectives that support a future BLA in ALS. On June 26, 2024, the Company announced that it has reached alignment with FDA on the Chemistry, Manufacturing, and Controls (CMC) aspects of Brainstorm’s Phase 3b clinical trial for NurOwn®, its investigational therapy for ALS. This Type C meeting builds upon the positive momentum established in April 2024, when the FDA granted BrainStorm a SPA agreement for its NurOwn Phase 3b trial.

If the Company is not able to raise additional capital for these purposes, the Company may not be able to continue to function as a going concern. The Company’s consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via the ATM programs and through various grants. At December 31, 2024 cash, cash equivalents and restricted cash amounted to $371,000.

Net cash used in operating activities for the year ended December 31, 2024 was $9,093,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash provided by investing activities for the year ended December 31, 2024 was $12,000 representing disposal of equipment.

Net cash provided by financing activities for the year ended December 31, 2024 was $7,967,000 from sales of common stock under the August 9, 2021 ATM programs and proceeds from issuance of shares for private placement.

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the twelve months ended December 31, 2024, the Company has sold 1,250,876 shares of Common Stock for gross proceeds of approximately $4,485,936 under the August 9, 2021, ATM.

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

On August 9, 2021, the Company entered into the New Distribution Agreement with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Exchange Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the twelve months ended December 31, 2024, the Company has sold 1,250,876 shares of Common Stock for gross proceeds of approximately $4,485,936 under the August 9, 2021, ATM.

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

AS OF DECEMBER 31, 2024

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Brainstorm Cell Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brainstorm Cell Therapeutics Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023 and the related consolidated statements of comprehensive loss, Stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Stock-Based Compensation to Employees and Directors – Refer to Note 8 to the financial statements

Critical Audit Matter Description

The Company issues various types of equity awards. During the year ended December 31, 2024, the Company recorded stock based related compensation expense of $750 thousand.

Auditing the Company’s accounting for stock-based compensation required auditor judgment due to the subjectivity used to estimate the fair value of stock-based compensation granted.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the stock-based compensation included the following, among others:

●	We assessed the accuracy and completeness of the awards granted during the year by reading the relevant Board of Directors minutes and grant documents.
●	We evaluated the measurement method used for the stock-based grants and whether the method used was applied consistently. Such evaluation included independent calculation.
●	We evaluated the significant assumptions used by management to calculate the fair value.
●	We compared our estimate of fair value to the fair value used by management, for all the grants during the year.

/s/ Brightman Almagor Zohar & Co.

Brightman Almagor Zohar & Co.

Certified Public Accountants

A Firm in the Deloitte Global Network

Tel Aviv, Israel

March 31, 2025

We have served as the Company’s auditor since 2008.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	December 31,
	2024	2023

	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$187	$1,300
Other accounts receivable	63	51
Prepaid expenses and other current assets	135	548
Total current assets	$385	$1,899

Long-Term Assets:
Prepaid expenses and other long-term assets	$22	$22
Restricted Cash	184	185
Operating lease right of use asset (Note 4)	807	1,416
Property and Equipment, Net (Note 5)	434	686
Total Long-Term Assets	$1,447	$2,309

Total assets	$1,832	$4,208

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payables	$6,080	$4,954
Accrued expenses	619	1,240
Related party (Note 11)	300	—
Operating lease liability (Note 4)	549	603
Employees related liability	1,430	1,003
Total current liabilities	$8,978	$7,800

Long-Term Liabilities:
Operating lease liability (Note 4)	171	672
Warrants liability (Note 7)	447	594
Total long-term liabilities	$618	$1,266

Total liabilities	$9,596	$9,066

Stockholders’ Deficit:
Stock capital: (Note 8)	14	13

Common Stock of $0.00005 par value - Authorized: 250,000,000 shares at December 31, 2024 and 100,000,000 shares at December 31, 2023 respectively; Issued and outstanding: 6,141,762 and 4,032,614 shares at December 31, 2024 and December 31, 2023 respectively (*)

Additional paid-in-capital	218,974	210,258
Treasury stocks	(116)	(116)
Accumulated deficit	(226,636)	(215,013)
Total stockholders’ deficit	$(7,764)	$(4,858)

Total liabilities and stockholders’ deficit	$1,832	$4,208

The accompanying notes are an integral part of the consolidated financial statements.

* Retroactively adjusted (See Note 8).

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands

(Except share data)

	Year ended
	December 31,
	2024	2023

	U.S. $ in thousands
Operating expenses:

Research and development	$4,651		$10,746
General and administrative	7,042		10,693

Operating loss	(11,693)		(21,439)

Financial expense, net	77		447

Gain on change in fair value of Warrants liability (Note 7)	147		4,694

Net loss	$(11,623)		$(17,192)

Basic and diluted net loss per share	$(2.31)	$	(*) (6.00)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	5,021,798		(*) 2,871,729

The accompanying notes are an integral part of the consolidated financial statements.

* Retroactively adjusted (See Note 8).

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number (**)	Amount	capital	stocks	deficit	equity
Balance as of January 1, 2023	2,446,272	$12	$194,910	(116)	$(197,821)	$(3,015)

Stock-based compensation related to stock and options granted to directors and employees	42,022	*	1,490	—	—	1,490
Issuance of shares in at-the-market (ATM) offering (Note 8)	1,274,050	1	11,880	—	—	11,881
Issuance of shares for private placement (Note 8)	270,270	*	1,978	—	—	1,978
Net loss	—	—	—	—	(17,192)	(17,192)

Balance as of December 31, 2023	4,032,614	13	210,258	(116)	(215,013)	(4,858)

* Represents an amount less than $1.

** Retroactively adjusted (See Note 8).

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number (**)	Amount	capital	stocks	deficit	equity
Balance as of January 1, 2024	4,032,614	$13	$210,258	(116)	$(215,013)	$(4,858)

Stock-based compensation related to stock granted to service providers	9,893		52	—	—	52
Stock-based compensation related to stock and options granted to directors and employees	107,638	*	698	—	—	698
Issuance of shares in at-the-market (ATM) offering (Note 8)	1,250,876	1	4,322	—	—	4,323
Issuance of shares for private placement (Note 8)	740,741	*	3,644	—	—	3,644
Net loss	—	—	—	—	(11,623)	(11,623)

Balance as of December 31, 2024	6,141,762	14	218,974	(116)	(226,636)	(7,764)

* Represents an amount less than $1.

** Retroactively adjusted (See Note 8).

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	December 31,
	2024	2023

	U.S. $ in thousands
Cash flows from operating activities:

Net loss	$(11,623)	$(17,192)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	240	265
Stock-based compensation related to options granted to employees and directors	750	1,490
Change in operating lease liability, net	54	155
Decrease (increase) in prepaid expenses and other accounts receivable	401	(475)
Increase (decrease) in trade payables	1,126	(1,270)
Gain on change in fair value of warrants (Note 7)	(147)	(4,525)
Increase (decrease) in employees related liability and accrued expenses	106	1,094
Total net cash used in operating activities	$(9,093)	$(20,458)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended
	December 31,
	2024	2023

	U.S. $ in thousands
Cash flows from investing activities:

Purchase of property and equipment	12	(18)
Changes in short-term deposit	—	2,211
Total net cash provided by investing activities	$12	$2,193

Cash flows from financing activities:
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 8)	4,323	11,881
Proceeds from Issuance of shares for private placement (Note 8)	3,644	7,097
Total net cash provided by financing activities	$7,967	$18,978
Increase (decrease) in cash and cash equivalents	(1,114)	713

Cash, cash equivalents and restricted cash at the beginning of the period	$1,485	$772

Cash, cash equivalents and restricted cash at end of the period	$371	$1,485

	Year ended
	December 31,
	2024	2023

Non-Cash Activities:	USD in thousands
ROU asset decreased, resulted from lease modification (Note 4)	—	1,695
Lease liability decreased, resulted from lease modification (Note 4)	—	1,395

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 1    -    GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all the research and development activities of the Company. BCT formed wholly-owned subsidiaries Brainstorm Cell Therapeutics UK Ltd., in the United Kingdom on February 19, 2013 (currently inactive), Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019. The Company formed a wholly - owned subsidiary in Delaware, Brainstorm Cell Manufacturing LLC, in August 21, 2024.

The Company’s common stock, $0.00005 par value per share (the “Common Stock”) is publicly traded on the Nasdaq Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. (“Ramot”), (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as ALS, also known as Lou Gherig Disease, PMS and Parkinson’s disease. The Company developed a proprietary process, called NurOwn®, for the propagation of MSCs and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.
C.	The Reverse Stock Split was effected on September 30, 2024 at 11:59 p.m. pursuant to an amendment to the Company’s Certificate of Incorporation approved by the stockholders of the Company on September 16, 2024. The Company adjusted all ordinary shares, options, warrants, per share data and exercise prices included in these financial statements for all periods presented to reflect the Reverse Stock Split.
D.	Since its inception, the Company has devoted substantially all its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of December 31, 2024, the Company had an accumulated deficit of approximately $227,000. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of December 31, 2024 the cash balance is $187.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Advanced Cell Therapies Ltd, BCT, Brainstorm UK, Brainstorm Cell Therapeutics Limited (Irish Company) and Brainstorm Cell Manufacturing LLC. Intercompany balances and transactions have been eliminated upon consolidation.

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2024 and December 31, 2023, since all such securities have an anti-dilutive effect.

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

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of December 31, 2024, the company didn’t record any commitments and contingencies.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40).

In November 2024, the FASB issued ASU 2024-04, “Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”. The amendments in this Update affect entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company expects the adoption of this standard won’t have a material impact on the Company’s financial statements.

R.	Recently Adopted Accounting Pronouncements:

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures,” to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses on an interim and annual basis. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective starting January 1, 2024, and should be applied on a retrospective basis to all periods presented. The Company has adopted this standard for the fiscal year 2024 annual financial statements and interim financial statements thereafter and has applied this standard retrospectively for all prior periods presented in the financial statements. See Note 12 – Segment Reporting for further information.

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

NOTE 4    -    LEASES

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

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 4    -    LEASES (Cont.)

C.

As of December 31, 2024, and 2023, total right-of-use assets was approximately $807 and $1,416 and the operating lease liabilities for remaining long term lease was approximately $720 and $1,275, respectively. In the year ended December 31, 2024 and 2023, the Company recognized approximately $662 and $1,318, respectively in total lease costs for the leases. Variable lease costs for the year ended December 31, 2024 were immaterial.

Supplemental cash flow and total lease cost information was as follows:

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2024	2023
Cash payments for operating leases	662	1,313
Operating lease expense	657	1,321
Finance lease expense (income)	59	146

For supplemental noncash information on lease liabilities arising from obtaining right-of-use assets, refer to non-cash activities note in the consolidated statements of cash flows.

As of December 31, 2024, the Company’s operating leases had a weighted average remaining lease term of 1.45 years and a weighted average discount rate of 8.40%. Future lease payments under operating leases as of December 31, 2024 were as follows:

Operating
Leases
2025	573
2026	188
Total future lease payments	761
Less imputed interest	(41)
Total lease liability balance	720

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 5    -    PROPERTY AND EQUIPMENT

Composition:

	December 31,
	2024	2023

	U.S. $ in thousands
Cost:
Office furniture and equipment	75	75
Computer software and electronic equipment	249	249
Laboratory equipment	2,276	2,288
Leasehold improvements	837	837
	3,437	3,449
Accumulated depreciation:
Office furniture and equipment	55	51
Computer software and electronic equipment	249	246
Laboratory equipment	1,897	1,680
Leasehold improvements	802	786
	3,003	2,763
Depreciated cost	434	686

Depreciation expenses for the years ended December 31, 2024 and December 31, 2023 were $240 and $265, respectively.

NOTE 6    -    COMMITMENTS AND CONTINGENCIES

A.	Commitments to pay royalties to the IIA:

BCT obtained from the Chief Scientist of IIA grants for participation in research and development for the years 2007 through 2020, and, in return, BCT is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of Libor per annum. Through the year ended December 31, 2024, there were no grants obtained.

B.

In addition to the royalties which the Company is required to pay to Ramot on its Commercialization of the Licensed Product as described in Note 3 hereof, the Company has other financial obligations under the License Agreement, including without limitation, certain research funding commitments as well as a commitment to reimburse Ramot for all of its documented Licensed Product patent-related expenses. Pursuant to the License Agreement, in the event the Company elects not to reimburse Ramot for any specific patent expenses, the Company’s corresponding Commercialization rights will be terminated by Ramot. By way of example, if the Company elects, in its sole discretion, not to reimburse Ramot’s patent expenses which are incurred in a particular jurisdiction, the Company’s right to Commercialize the Licensed Product in the same jurisdiction may be terminated by Ramot. As of December 31, 2024, there are no outstanding obligations owed to Ramot in connection with the above.

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

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 6    -    COMMITMENTS AND CONTINGENCIES (Cont.)

D.

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

E.

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

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 7    -    WARRANTS LIABILITY

In July 2023, the Company issued 270,270 shares of Common Stock and 270,270 private placement warrants (“July 2023 warrants”) to purchase shares of Common Stock. The gross proceeds from this transaction were approximately $7.5 million. The Common Warrants contain provisions regarding settlement in the event of a fundamental transaction that calculate the fair value of the warrants using a prespecified volatility assumption that was not consistent with the input used to value the warrants at issuance which causes the warrants to be classified as liabilities. The Common Warrants will be measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized as financial income or expense as change in fair value of warrant liabilities in the period of change in the condensed consolidated statements of comprehensive loss. July 2023 warrants are classified as Level 3 financial instruments in the fair value hierarchy (refer to Note 8, Fair Value Measurement). As of December 31, 2024, the July 2023 warrants were outstanding with fair values of $447. The fair value of the warrant liability for the twelve-month period ended December 31, 2024 increased by $147. The change has been recognized as loss on change in fair value of derivatives in the Company’s Consolidated Statements of Comprehensive Loss.

In connection with the June 2024 public offering (the “Offering”) (refer to Note 8), the Company also entered into a warrant amendment agreement regarding July 2023 warrants (the “Warrant Amendment Agreement”) with the Purchaser. Under the Warrant Amendment Agreement, the Company agreed to amend its existing warrants to purchase up to an aggregate of 270,270 shares of Common Stock (collectively, the “Existing Warrants”) that were previously issued to the investor in July 2023, such that, effective upon the closing of the Offering, the amended Existing Warrants will have an exercise price of $5.868 per share and a termination date of June 28, 2029.

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

The Common Stock is publicly traded on The Nasdaq Capital Market under the symbol “BCLI”.

On September 30, 2024 the Company effected the Reverse Stock Split of the Company’s Common Stock at the one - for - fifteen ratio, such that every fifteen shares of Common Stock were consolidated into one share. As a result, all share amounts were adjusted retroactively for all periods presented in these financial statements.

Private placements and public offerings:

At-the-market (ATM) Offering:

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents (as defined in the New Distribution Agreement) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock (the “Shares”), having an aggregate offering price of up to $100,000,000 (the “August 9, 2021 ATM”). Sales under the August 9, 2021 ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, sales made directly on The Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the twelve months ended December 31, 2024, the Company has sold 1,250,876 shares of Common Stock for gross proceeds of approximately $4,486 under the August 9, 2021, ATM. The issuance costs for the ATM are approximately $163 and the net proceeds are $4,323.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 8  -   STOCK CAPITAL (Cont.)

Securities Purchase Agreement:

On July 17, 2023, the Company entered into a Securities Purchase Agreement with the purchaser named therein, pursuant to which the Company agreed to sell, in the Offering, an aggregate of 270,270 shares of Common Stock, together with accompanying warrants (the “Common Warrants”) to purchase 270,270 shares of Common Stock, at a purchase price of $27.75 per share and accompanying warrants for gross proceeds to the Company of approximately $7.5 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Offering closed on July 19, 2023. The Common Warrants are immediately exercisable, expire five years following the date of issuance and have an exercise price of $30.00 per share. Please refer to Note 7.

On June 27, 2024, the Company entered into a Securities Purchase Agreement with the purchaser, pursuant to which the Company agreed to sell, (i) an aggregate of 527,918 registered shares of the Company’s Common Stock, (ii) registered pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 212,823 shares of Common Stock and (iii) unregistered warrants to purchase up to 1,111,111 shares of Common Stock, at a purchase price of $5.4 per share of Common Stock and accompanying Common Warrant, or $5.399 per Pre-Funded Warrant and accompanying Common Warrant. The Offering of the Securities yielded gross proceeds to the Company of approximately $4.0 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The issuance costs for the ATM are approximately $356 and the net proceeds are $3,644. The Offering closed on June 28, 2024. The Warrants will be exercisable six months after the issuance date, will expire five years following the date of issuance and have an exercise price of $5.868 per share. Each Pre-Funded Warrant is immediately exercisable for one share of Common Stock (the “Pre-Funded Warrant Shares”) at an exercise price of $0.00005 per share and will remain exercisable until the Pre-Funded Warrants are exercised in full.

Capital Raised Since Inception:

Since its inception and as of December 31, 2024, the Company has raised approximately $180,000 gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

Stock Plans:

During the fiscal year ended December 31, 2024, the Company has outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 8  -   STOCK CAPITAL (Cont.)

Stock Plans (Cont.):

On September 16, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”), and the stockholders of the Company approved Amendment No. 4 to the 2014 U.S. Plan, as amended, and Amendment No. 4 to the 2014 Global Option Plan, as amended (collectively, the “Amendments to the 2014 Plans”). The Amendments to the 2014 Plans amend each of the U.S. Plan, as amended, and 2014 Global Option Plan, as amended, respectively (collectively, the “Original 2014 Plans”) to (i) increase the shared pool of shares of the Common Stock available for issuance under the Company’s Original 2014 Plans by 533,333 shares of Common Stock (on a post-Reverse Stock Split basis), resulting in a shared pool of 906,666 shares of Common Stock (on a post-Reverse Stock Split basis), and (ii) extend the term of each of the Original 2014 Plans by an additional ten years. This extension applies solely to future grants and does not affect any grants made under the original terms.

The 2014 Plans now have a shared pool of 906,666 shares of Common Stock available for issuance. As of December 31, 2024, 585,379 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company (the “Board”) administers the Company’s stock incentive compensation and equity-based plans.

Stock-based compensation to employees and directors:

Stock Options:

Under the 2014 Plans, the Company may award stock options to certain employees, officers, directors, and service providers. The stock options vest in accordance with such conditions and restrictions determined by the GNC Committee. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified period. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. The Company didn’t grant stock options during the year ended December 31, 2024. The Company granted stock options to purchase 27,907 shares in 2023.

The fair value of the options is estimated at the date of grant using Black-Scholes options pricing model with the following assumptions used in the calculation:

	Year ended December 31,
	2024	2023
Expected volatility	—	91-118%
Risk-free interest	—	3.40-4.49%
Dividend yield	—	0%
Expected life of up to (years)	—	5.04-5.5
Fair Value	—	$1.296-$2.890

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 8  -   STOCK CAPITAL (Cont.)

Stock-based compensation to employees and directors (Cont.):

Stock Options (Cont.):

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

	For the year ended December 31,
	2024			2023
		Weighted			Weighted
	Amount	average	Aggregate	Amount	average	Aggregate
	Of	exercise	Intrinsic	Of	exercise	intrinsic
	options(*) (**)	price(**)	Value	Options(*) (**)	Price (**)	value
		$	$		$	$
Outstanding at beginning of period	107,052	49.01		100,674	59.45
Granted	—	—		27,907	25.95
Exercised	—	—		—	—
Forfeited	(20,693)	109.34		(21,529)	67.95
Outstanding at end of period	86,359	34.55	—	107,052	49.01	—
Vested at end of period	69,176	34.81	—	80,076	51.73	—

* Represents Employee Stock Options only (not including RSUs).

** Retroactively adjusted (See Note 8).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on December 31, 2024, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

As of December 31, 2024, there was $174 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 1.62 years. Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the year ended December 31, 2024 and 2023 amounted to $264 and $137, respectively.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 8  -   STOCK CAPITAL (Cont.)

Stock-based compensation to employees and directors: (Cont.)

Stock Options (Cont.):

The options outstanding as of December 31, 2024 and December 31, 2023, have been separated into exercise prices, as follows:

				Weighted average
				remaining
				contractual		Options
Exercise		Options outstanding		Life - Years		exercisable as of
price		As of December 31,		As of December 31,		As of December 31,
$ ()	*	2024 (*)	2023 (*)	2024	2023	2024 (*)	2023 (*)
11.25		30,011	32,589	4.70	5.30	30,011	32,589
25.95		17,693	18,760	8.60	9.60	4,423	—
36.75		24,641	24,641	0.75	1.75	24,641	24,641
40.50		—	2,222	—	0.43	—	2,222
45.60		1,760	1,760	7.18	8.18	1,210	770
61.35		6,727	8,466	7.72	8.72	3,364	2,822
115.05		—	6,667	—	6.42	—	6,667
142.65		5,527	7,947	5.81	6.81	5,527	6,365
224.25		—	4,000	—	0.05	—	4,000
		86,359	107,052	4.73	5.30	69,176	80,076

* Retroactively adjusted (See Note 8).

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

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 8  -   STOCK CAPITAL (Cont.)

Stock-based compensation to employees and directors: (Cont.)

Restricted Stock:(Cont.)

Weighted
Average
	Number of	Weighted	Remaining
	Restricted	Average Grant	Contractual
	Stock	Date Fair Value	Term (Years)
Nonvested as of December 31, 2022	(*) 14,468	(*) 75.15	1.40
Granted	(*) 45,611	(*) 34.05
Vested	(*) 36,164	(*) 43.65
Forfeited	(*) 3,588	(*)61.35
Nonvested as of December 31, 2023	(*)20,327	(*) 42.90	1.32
Granted	(*)115,210	(*) 4.95
Vested	(*)6,679	(*) 38.73
Forfeited	(*)7,572	(*)31.11
Nonvested as of December 31, 2024	121,286	6.69	0.72

* Retroactively adjusted (See Note 8).

The total compensation expense recorded by the Company in respect of its restricted stock awards to certain employees, officers, directors, and service providers for the year ended December 31, 2024 and 2023 amounted to $434 and $1,353, respectively.

As of December 31, 2024, there was $284 of total unrecognized compensation cost related to non-vested restricted stock under the Plan. The cost is expected to be recognized over a weighted average period of 1.11 years.

Share-based compensation to employees, directors and service providers:

Total Stock-Based Compensation Expense:

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	December 31,
	2024	2023

	U.S. $ in thousands
Research and development	355	1,170
General and administrative	395	320
Total stock-based compensation expense	750	1,490

Treasury Stock

The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholding upon vesting of restricted stock awards in connection with the Company’s incentive plans. The Company’s repurchases of common stock are recorded at the stock price on the vesting date of the common stock. As of December 31, 2024, the Company repurchased 1,667 shares of its common stock for $116 thousands.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 9  -   FAIR VALUE MEASUREMENT

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

	December 31, 2024	December 31, 2023
Time to expiration	4.49 years	4.56 years
Common stock price	$2.25	$4.05	(*)
Risk-free interest rate	4.35	3.88
Volatility	123%	116%

For the Warrant Amendment Agreement please refer to Note 8.

* Retroactively adjusted (See Note 8).

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2024	2023

	U.S. $ in thousands
Operating loss carryforward	201,260	182,489

Net deferred tax asset before valuation allowance	56,239	50,788
Valuation allowance	(56,239)	(50,788)
Net deferred tax asset	—	—

As of December 31, 2024, the Company has provided a full valuation allowance of $56,239 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

D.	Available carryforward tax losses:

As of December 31, 2024, the Company has an accumulated tax loss carryforward of approximately $201,260. Carryforward tax losses in Israel are of unlimited duration. Under the Tax Cut and Jobs Act of 2017, or the Tax Act (subject to modifications under the Coronavirus Aid, Relief, and Economic Security Act), federal net operating losses (NOL) incurred in taxable years ending after December 31, 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

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

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10  -   TAXES ON INCOME (Cont.)

E.	Loss from continuing operations, before taxes on income, consists of the following:

	Year ended
	December 31,
	2024	2023

	U.S. $ in thousands
United States	(6,142)	(8,837)
Israel	(5,481)	(8,355)
	(11,623)	(17,192)

F.	Due to the Company’s cumulative losses, the effect of ASC 740 as codified from ASC 740-10 is not material.

NOTE 11  -   TRANSACTIONS WITH RELATED PARTIES

On November 4, 2024 the company entered into a Loan Agreement with a related party in a non-material amount.

Other than transactions and balances related to cash and share based compensation to officers and directors, the Company did not have any transactions and balances with related parties and executive officers during 2024 and 2023.

NOTE 12  -   SEGMENT REPORTING

Segment information is prepared on the same basis that the chief executive officer, who is the Company’s chief operating decision maker, manages the business, makes business decisions and assesses performance. The Company has one reportable segment specializing in the development of development and commercialization of best-in-class autologous cellular therapies for the treatment of ALS.

The management assesses performance for this segment and decides how to allocate resources based on operating expenses excluding non-cash items and net loss. These expenses are comprised of research and development expenses related to personnel, facility, and general and administrative costs. The measure of segment assets is reported on the balance sheet as cash and cash equivalents. The management performs the assessment of segment performance by using the reported measure of segment profit or loss to monitor budget versus actual results.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 12  -   SEGMENT REPORTING (Cont.)

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024 and 2023:

	Year ended
	December 31,
	2024	2023

	U.S. $in thousands
Research and Development expenses (*):

Payroll and payroll related	$1,633	$2,295
Subcontractors and consultants	1,582	5,555
Other	849	1,471

General and Administrative expenses (*)

Payroll and payroll related	3,424	6,266
Professional services	2,007	2,248
Other	1,259	1,848

Other segment items:

Share-based payments	698	1,490
Finance expense, net	77	447
Gain on change in fair value of Warrants liability (Note 7)	(147)	(4,694)
Depreciation	241	266

Net loss	$11,623	$17,192

(*) Excluding share-based payment, depreciation and gain on change in fair value of warrants liability.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 13  -   SUBSEQUENT EVENTS

A.

On July 18, 2024, the Company received a letter (the “MVLS Deficiency Notice”) from the listing qualifications department staff (the “Staff”) of Nasdaq notifying the Company that from June 2, 2024 to July 17, 2024, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). . Under Nasdaq’s listing rules, the Company had 180 calendar days from this notice, until January 14, 2025 (the “Compliance Date”), to regain compliance with Nasdaq’s MVLS.

On January 15, 2025, the Staff notified us in writing that we failed to regain compliance with the MVLS Requirement by the Compliance Date. As such, we had until January 22, 2025 to request an appeal of Nasdaq’s determination to delist, or our common stock would be delisted from The Nasdaq Capital Market at the opening of business on January 24, 2025. We promptly submitted our request to appeal Nasdaq’s determination on January 21, 2025, and on that same day, we received formal written notice from the Staff that the Nasdaq Hearing Panel (the “Panel”) would consider our appeal at an oral hearing on February 25, 2025, and that to the extent permitted by Nasdaq Listing Rules, the delisting action referenced in the Staff’s determination letter was stayed, pending a final written decision by the Panel. Subsequently, we presented our compliance plan to the Panel at the oral hearing on February 25, 2025.

On March 25, 2025, we received a letter setting forth the determination of the Panel granting the Company’s request for an extension (the “Extension”) to regain compliance with certain continued Nasdaq listing requirements through the Company’s requested extension date of June 30, 2025 (the “Extension Date”). Our Plan includes, among other items, satisfying a $2.5 million minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550 in lieu of the MVLS Requirement and conducting certain capital raising activities to attain such $2.5 million of stockholders’ equity.

The Extension is subject to certain conditions, including, among others, that we demonstrate compliance with Nasdaq Listing Rule 5550 and makes progress in completing the Plan to raise capital, as well as the provision and public disclosure of certain information prior to the Extension Date.

B.

On March 31, 2025, the Company entered into an agreement with an accredited institutional holder to exercise warrants for up to 1,381,383 shares of common stock, raising approximately $1.64 million. The holder will receive new warrants to purchase 2,762,766 shares at an exercise price of $1.19 per share, subject to stockholder approval and certain adjustments.

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events through the date the consolidated financial statements were issued. The Company concluded that no other subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2024 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework).

Based on our assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        OTHER INFORMATION.

During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Name	Age	Position
Mr. Chaim Lebovits	54	President and Chief Executive Officer
Ms. Alla Patlis, CPA, MBA	38	Interim Chief Financial Officer and Controller
Mr. Uri Yablonka	48	Executive Vice President, Chief Business Officer, Secretary and Director
Dr. Hartoun Hartounian	64	Executive Vice President and Chief Operating Officer
Dr. Ibrahim B. Dagher	55	Executive Vice President and Chief Medical Officer
Dr. Jacob Frenkel, PhD, MA	82	Chairperson and Director
Dr. Irit Arbel, PhD	65	Vice-Chairperson and Director
Dr. Anthony Polverino, PhD	62	Director
Dr. Menghisteab Bairu	64	Director
Mr. Nir Naor	50	Director
Dr. Stacy Lindborg, PhD	54	Director

Mr. Chaim Lebovits has served as our Chief Executive Officer since September of 2015, and has served as our President since January 2023. Mr. Lebovits joined the Company as President in connection with his arrangement of an equity investment by ACC BioTech in the Company in July 2007. On August 1, 2013, the Company appointed Mr. Lebovits as its Principal Executive Officer, and he assumed the duties and responsibilities of the Chief Executive Officer on an interim basis until June 2014. During his tenure with the Company, Mr. Lebovits has been instrumental in the various capital raises undertaken by the Company and in his capacity as President Mr. Lebovits managed relatively low burn rates and was very instrumental in the major decisions of the Company’s focus and direction, including the decision to focus on Amyotrophic Lateral Sclerosis (“ALS”, also known as Lou Gehrig’s Disease) as a first indication. Mr. Lebovits led efforts to attract the clinical sites first in Israel and later in the United States, building strong relationships for the Company with many leading Key Opinion Leaders and Centers of Excellence for ALS in the United States. Mr. Lebovits controls ACC Holdings International, and its subsidiaries including ACC BioTech, which is focused on the biotechnology sector. He has been at the forefront of natural resource management and has spent years leading the exploration and development of resources in Israel and served as a member of the boards of directors of several companies in the industry. Mr. Lebovits has also held senior positions for the worldwide Chabad Lubavitch organization, the largest Jewish organization in the world today.

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

Mr. Uri Yablonka joined the Company in June 2014 as Chief Operating Officer and as a member of the Board. In March 2017 he was appointed Executive Vice President, Chief Business Officer and ceased to serve as the Company’s Chief Operating Officer. Prior to joining the Company, beginning in 2010, Mr. Yablonka served as owner and General Manager of Uri Yablonka Ltd., a business consulting firm. From January 2011 to May 2014, he served as Vice President, Business Development at ACC International Holdings Ltd. (“ACC International”), an affiliate of ACCBT Corp. Prior to his role in ACC International, Mr. Yablonka served as Senior Partner of PM-PR Media Consulting Ltd. from 2008 to January 2011, where he led public relations and strategy consulting for a wide range of governmental and private organizations. From 2002 to 2008, he served as a correspondent at the Maariv Daily News Paper, including extensive service as a Diplomatic Correspondent. Mr. Yablonka holds an LL.B from Ono Academic College and an LL.M from Bar-Ilan University, and is a member of the Israeli Bar Association. We believe that Mr. Yablonka’s skills and experience provide the variety and depth of knowledge, judgment and vision necessary for the effective oversight of the Company. His experience in business consulting and development and media experience are expected to be valuable to the Company in its current stage of growth and beyond, and his governmental experience can provide valuable insight into issues faced by companies in regulated industries such as ours. We believe that these skills and experiences qualify Mr. Yablonka to serve as a director and secretary of the Company.

Dr. Hartoun Hartounian joined the Company in June 2024 as Chief Operating Officer. Dr. Hartounian led BioCentriq from inception to its $73 million acquisition by GC Holdings (Korea), acting as its founder and serving as a member of its board of directors, as well as its Chief Executive Officer and President, from May 2022 to December 2023. He also served as BioCentriq’s General Manager from June 2015 to May 2022. Prior to that, he co-founded DiaVacs and served as a member of its board of directors and as its Chief Executive Officer from February 2013 to April 2015. Additionally, he was the founder and Chief Executive Officer of Allied Bioventures from September 2011 to February 2013. From November 2008 to September 2011, he was Chief Executive Officer, President and a member of the board of directors of Vyteris Inc., where he led the company through a successful turnaround, reorganization, merger and business transformation, positioning it for growth and success in the Contract Research Organization industry. Further, Dr. Hartounian has been an affiliated faculty member at the New Jersey Institute of Technology in the Department of Chemistry and Environmental Sciences since April 2020, as well as an adjunct faculty member in the Department of Chemical Engineering at Columbia University from March 2015 to May 2022. Dr. Hartounian holds a Ph.D. in Chemical Engineering and a minor in Biochemistry from the University of Delaware, an M.S. in Chemical Engineering from the University of California and a B.S. in Chemical Engineering from Arya-Mehr (Sharif) University of Technology.

Dr. Ibrahim B. Dagher joined the Company in July 2023 as the Chief Development Officer, and was promoted to the Chief Medical Officer in April 2024. Dr. Dagher has over 20 years of experience in clinical research and development, with a proven track record of leading successful clinical trials and fostering innovation in drug development. Prior to joining Brainstorm he was Chief Medical Officer at Enveric Biosciences where he was responsible for defining the portfolio strategy and advancement of development plans toward regulatory approvals. He began his career in biopharmaceuticals as a medical scientist at GSK, and has served in leadership positions of science and medicine at companies such as Sanofi/Genzyme, and LabCorp/Covance. Dr. Dagher earned his medical degree at Bordeaux University and St. Joseph University School of Medicine, serving residencies in psychiatry and internal medicine at Boston University Medical Center.

Dr. Jacob Frenkel joined the Company in March 2020 as a director and Chairperson. Dr. Frenkel is Chairman Emeritus of the Board of Trustees of the Group of Thirty (“G-30”), which is a private, nonprofit, Consultative Group on International Economic and Monetary Affairs. Dr. Frenkel served as Chairman of JPMorgan Chase International from 2009 to 2020. Previously, from 2009 to 2019, Dr. Frenkel served as a member of the Board of Directors of Boston Properties LP and Loews Corporation. From 2001 to 2011, he served as Chairman and Chief Executive Officer of the G-30, and from 2012 to 2022 as Chairman of the Board of Trustees of the G-30. From 2004 to 2009, he served as Vice Chairman of American International Group, Inc. and from 2000 to 2004 as Chairman of Merrill Lynch International. Between 1991 and 2000 he served two terms as the Governor of the Bank of Israel. Dr. Frenkel is Chairman Emeritus of the Board of Governors of Tel Aviv University, where he is also Chairman of the Frenkel-Zuckerman Institute for Global Economics. He holds a B.A. in economics and political science from the Hebrew University of Jerusalem, and an M.A. and Ph.D. in economics from the University of Chicago. We believe Dr. Frenkel possesses specific attributes that qualify him to serve on our Board, including his valuable leadership skills and his deep knowledge of the financial industry.

Dr. Irit Arbel, one of the Company’s co-founders, joined the Company in May 2004 as a director and served as President of the Company for six months. Currently, Dr. Arbel is the Vice-Chairperson of the Board and the Chair of the Governance, Nominating and Compensation Committee. She previously served as Chief Executive Officer of Neurochords Corp (“Neurochords”), a biotechnology firm developing graphene-based scaffolds for nerve reconstruction in the acute spinal cord and peripheral nerve injury, from August 2018 to 2020. Prior to Neurochords, Dr. Arbel served as Executive Vice President, Research and Development at Savicell Diagnostic Ltd from July 2012 until August 2018. From 2009 through 2011, Dr. Arbel served as Chairperson of Real Aesthetics Ltd., a company specializing in cellulite ultrasound treatment, and BRH Medical, a developer of medical devices for wound healing. She was also Director of M&A at RFB Investment House, a private investment firm focusing on early stage technology related companies. Previously, Dr. Arbel was President and Chief Executive Officer of Pluristem Life Systems, Inc., a biotechnology company, and prior to that, Israeli Sales Manager of Merck, Sharp & Dohme, a pharmaceutical company. Dr. Arbel earned her Post Doctorate degree in 1997 in Neurobiology, after performing research in the area of Multiple Sclerosis. Dr. Arbel also holds a Chemical Engineering degree from the Technion, Israel’s Institute of Technology. We believe Dr. Arbel possesses specific attributes that qualify her to serve on our Board, including Dr. Arbel’s extensive experience in the biotechnology field and significant leadership skills as a chief executive officer. Dr. Arbel previously served as our President and the Chairperson of the Board.

Dr. Anthony Polverino joined the Company on February 5, 2018 as a director. Dr. Polverino is currently an independent consultant to corporate executives and board members. Dr. Polverino was an Executive Vice President Early Development and Chief Scientific Officer of Zymeworks Inc. (“Zymeworks”) from September of 2018 to January 2022, and where he was responsible for establishing the vision, strategy, and general management of the organization and overseeing the advancement of products from discovery research through translational research/early development to create a seamless link to clinical development. Prior to Zymeworks, Dr. Polverino was the interim Chief Scientific Officer of Kite Pharma, Inc. (“Kite”) (now a wholly-owned subsidiary of Gilead Sciences), which he joined in 2015, and where he was responsible for establishing Kite’s strategic non-clinical R&D roadmap to support its current and future portfolio. Prior to this, he was the Vice President of research at Kite, where his responsibilities included corporate goal setting, budget allocation, scientific and investor interactions, business development in-licensing and partnership deals. Dr. Polverino spent 20 years in positions of increasing responsibilities at Amgen, Inc. (“Amgen”), most recently as executive director of its Therapeutic Innovation Unit, where he managed research programs in oncology, metabolic disease, inflammatory disease and schizophrenia. Prior to Amgen, he was a postdoctoral scientist at Cold Spring Harbor Laboratory, where he worked primarily on oncology research. He earned a B.Sc. in Biochemistry/Physiology and a B.Sc. (Honors) in Pharmacology, both from Adelaide University in Adelaide, Australia and a Ph.D. in Biochemistry from Flinders University, also in Adelaide. We believe that Dr. Polverino possesses specific attributes that qualify him to serve on our Board, including his deep knowledge of the pharmaceutical industry.

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

Mr. Nir Naor joined the Company in June 2023 as a director and as Chair of the Audit Committee. Mr. Naor has been serving in a finance advisory capacity to a number of private companies. Mr. Naor serves as Chief Financial Officer of Axogen since December 2023. From October 2022 to November 2023, Mr. Naor held advisory and short-term CFO roles at a number of growth companies. Mr. Naor previously served as the Chief Financial Officer of HMNC Brain Health from December 2021 to October 2022 and as the Chief Financial Officer of Arbor Pharmaceuticals from January 2021 to September 2021. Prior to this, Mr. Naor served as the Chief Financial Officer, U.S. and the Americas, of Molnlycke, from October 2017 to January 2021. Prior to this, Mr. Naor served as Chief Financial Officer, U.S., of UCB from July 2016 to July 2017. Previously, Mr. Naor held various senior leadership finance roles in the biopharmaceutical industry. Previously, Mr. Naor worked as an investment banker and as a commercial lawyer in Israel. Mr. Naor is a Certified Public Accountant (Israel, inactive) and a Chartered Financial Analyst, and holds an MBA from IMD Business School in Switzerland and an MBA from Tel Aviv University in Israel, an L.L.M. from Hamburg University in Germany, and an L.L.B. in Law and a Bachelor degree in Accounting from Tel Aviv University in Israel. We believe that Mr. Naor possesses specific attributes that qualify him to serve on our Board, including his substantial experience in corporate finance and the biopharmaceutical industry.

Dr. Stacy Lindborg was appointed as a member of the Board in May 2024. Dr. Lindborg joined the Company in June 2020 as Executive Vice President and Chief Development Officer. In January 2023, she was appointed to serve as Co-Chief Executive Officer until resigning from the position effective May 9, 2024. She also serves on the board of directors of Imunon, Inc. (formerly Celsion Corporation), a publicly-traded clinical stage biotechnology company. Dr. Lindborg previously served at Biogen Inc. (“Biogen”) from 2012 to 2020, where she was most recently Vice President, Analytics and Data Science. She also served on the R&D governance team during a time of significant growth for Biogen, and was active in guiding the firm’s long-term vision for growth through analytics and by stimulating innovative development platforms to increase productivity. Prior to her role at Biogen, Dr. Lindborg worked at Eli Lilly & Company, where she held positions of increasing responsibility. In her role as the Head of R&D strategy, she was responsible for characterizing the productivity of the portfolio and driving key R&D strategy projects including the annual R&D Long-Range Plan. Additionally, she was Leader of Zyprexa Product Management in which she was responsible for R&D, Commercial and Manufacturing plans. Dr. Lindborg holds a Ph.D. in statistics from Baylor University.

Qualifications of Directors

The Board believes that each director has valuable individual skills and experiences that, taken together, provide the variety and depth of knowledge, judgment and vision necessary for the effective oversight of the Company. As indicated in the foregoing biographies, the directors have extensive experience in a variety of fields, including biotechnology (Drs. Arbel, Bairu, Polverino and Linborg), business consulting and development (Dr. Frenkel, Dr. Lindborg, Dr. Polverino and Mr. Yablonka), and media and Israeli law (Mr. Yablonka), each of which the Board believes provides valuable knowledge about important elements of our business. Most of our directors have leadership experience at major companies or firms with operations inside and outside the United States and/or experience on other companies’ boards, which provides an understanding of ways other companies address various business matters, strategies and issues. As indicated in the foregoing biographies, the directors have each demonstrated significant leadership skills, including as a chief executive officer (Dr. Arbel, Dr. Bairu and Dr. Lindborg), executive officer (Dr. Polverino and Mr. Yablonka) or as general manager of a business consulting firm (Mr. Yablonka). A number of the directors have extensive public policy, government or regulatory experience, which can provide valuable insight into issues faced by companies in regulated industries such as the Company. Among the existing directors of the Company, Dr. Lindborg has served as Co-Chief Executive Officer of the Company, Dr. Arbel has served as the President of the Company and Mr. Yablonka is currently serving as Chief Business Officer, which service has given each a deep knowledge of the Company and its business and directly relevant management experience. The Board believes that these skills and experiences qualify each individual to serve as a director of the Company.

Certain Arrangements

On June 1, 2015, pursuant to the Company’s First Amendment to the Second Amended and Restated Director Compensation Plan, we granted a stock option to Dr. Irit Arbel, the Company’s Vice Chairperson of the Board of Directors, to purchase up to 6,667 shares of Common Stock at a purchase price of $0.75 per share. On February 26, 2017 pursuant to the Company’s Second Amendment to the Second Amended and Restated Director Compensation Plan, we granted a stock option to Dr. Arbel to purchase up to 6,667 shares of Common Stock at a purchase price of $0.75 per share. On July 13, 2017 pursuant to the Company’s Third Amendment to the Second Amended and Restated Director Compensation Plan, we granted a stock option to Dr. Arbel to purchase up to 12,000 shares of Common Stock at a purchase price of $0.75 per share. Each option was fully vested and exercisable on the date of grant.

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

Pursuant to the separation agreement between the Company and Dr. Lindborg on April 16, 2024, among other things, (i) the Company agrees to pay Dr. Lindborg a lump sum of $300,000 as separation bonus, which shall be paid in full by March 15, 2025, (ii) Dr. Lindborg agrees to a general release of all claims that she may have against the Company, and (iii) Dr. Lindborg agrees to serve as a member of the Board effective as of May 9, 2024. In addition, Dr. Lindborg’s outstanding equity awards, other than her March 11, 2024 grant of 16,129 shares of restricted stock (the “March 2024 RSA”), will cease vesting following May 9, 2024 and any such awards that are unvested as of May 9, 2024 will be forfeited. Dr. Lindborg’s March 2024 RSA will continue vesting while Dr. Lindborg is a member of the Board in accordance with the relevant equity agreement between her and the Company and the applicable equity plan of the Company, provided, however, that any unvested shares shall accelerate and become fully vested in the event of a change of control of the Company. After Dr. Lindborg joined the Board on the Separation Date, as a non-employee director, Dr. Lindborg shall be entitled to equity compensation paid by the Company pursuant to its Second Amended and Restated Director Compensation Plan, as amended.

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

The Audit Committee currently consists of Mr. Naor (Chair), Dr. Bairu and Dr. Arbel, each of whom is independent within the meaning of the Nasdaq rules and Rule 10A-3 under the Exchange Act. The Board of Directors has determined that Dr. Arbel is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The Audit Committee held four meetings during the fiscal year ended December 31, 2024. The Audit Committee operates under a written charter which is available on our website at www.brainstorm-cell.com. The Audit Committee’s responsibilities include, among other things:

●	appointing, evaluating, retaining and, when necessary, terminating the engagement of the independent auditor;
●	taking, or recommending that the Board take, appropriate action to oversee the independence of the independent auditor;
●	setting the compensation of the independent auditor;
●	preapproving all audit services to be provided to the Company, and all other services to be provided to the Company by the independent auditor;
●	overseeing the work of the independent auditor;
●	reviewing and discussing with the Company’s management and independent auditor the Company’s audited financial statements;
●	recommending whether the Company’s audited financial statements be included in our Annual Report on Form 10-K;
●	preparing an annual report for inclusion where necessary in the proxy statement of the Company relating to its annual meeting;
●	coordinating the Board’s oversight of the Company’s internal control over financial reporting, disclosure controls and procedures and code of conduct;

●	reviewing all related party transactions, and approving all such transactions; and
●	engaging and paying such independent legal, accounting and other advisors as it deems necessary or appropriate to carry out its responsibilities.

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

The GNC Committee currently consists of Dr. Arbel (Chair), Dr. Polverino and Mr. Naor, each of whom is independent as defined under applicable Nasdaq listing standards. The GNC Committee held three meetings during the fiscal year ended December 31, 2024. The GNC Committee operates under a written charter which is available on our website at www.brainstorm-cell.com. The GNC Committee’s responsibilities include, among other things:

●	periodically reviewing the Company’s corporate governance guidelines and recommending any amendments to the Board for approval;
●	overseeing an annual self-evaluation by the Board and each committee and
●	periodically conducting an evaluation of the Company’s senior executives;
●	reviewing all stockholder proposals submitted to the Company, including any proposal relating to candidates for nominations to the Board of Directors, and recommending to the Board appropriate action on each one;
●	identifying and recommending to the Board any person to be nominated by the Board for election as a director and any person to be elected by the Board or to be nominated by the Board for election by stockholders to fill any vacancies on the Board;
●	reviewing the composition and size of the Board to ensure that the backgrounds and qualifications of directors considered as a group provide a significant breadth of experience, knowledge and abilities to assist the Board in fulfilling its responsibilities;
●	evaluating the performance of any existing directors proposed for nomination for reelection and such directors’ continuing qualification under the Company’s criteria for director nominees;
●	annually reviewing and approving corporate goals and objectives relevant to the compensation of the Company’s Chief Executive Officer;
●	evaluating the Chief Executive Officer’s performance in light of those goals and objectives, and setting the Chief Executive Officer’s compensation level based on this evaluation;
●	reviewing and approving the compensation of the Company’s other executive officers;
●	periodically reviewing and making recommendations to the Board with respect to incentive compensation plans and equity-based plans;
●	exercising the rights, authority and functions of the Board under the Company’s stock option, stock incentive, employee stock purchase and other equity-based plans;
●	periodically reviewing and making recommendations to the Board of Directors with respect to director compensation; and
●	preparing a compensation committee report if and when required by SEC rules.

The GNC Committee meets without the presence of executive officers when approving or deliberating on executive officer compensation, but may invite the Chief Executive Officer to be present during the approval of, or deliberations with respect to, other executive officer compensation.

The GNC Committee identifies candidates for director nominees in consultation with management and the independent members of the Board, through the use of search firms or other advisers, through the recommendations submitted by stockholders, or through such other methods as the GNC Committee deems to be helpful to identify candidates. Once candidates have been identified, the GNC Committee confirms that the candidates meet the independence requirements and qualifications for director nominees established by the Board. The GNC Committee may gather information about the candidates through interviews, questionnaires, background checks, or any other means that the GNC Committee deems to be helpful in the evaluation process. The GNC Committee meets to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of the Board. Upon selection of a qualified candidate, the GNC Committee would recommend the candidate for consideration by the full Board.

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

Stockholder Nominations

During the fourth quarter of fiscal year 2024, we made no material changes to the procedures by which stockholders may recommend nominees to our Board, as described in our most recent proxy statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of Forms 3, 4 and 5, and any amendments thereto, filed by such reporting persons and/ or written representations that no Form 5 was required, we believe that during the fiscal year ended December 31, 2024, all filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% percent of a registered class of our equity securities under the Exchange Act were met in a timely manner except for (i) two late Form 4 filings for Chaim Lebovits with respect to two purchases of Common Stock and (ii) one late Form 4 filing for Ibrahim B. Dagher with respect to one sale of Common Stock.

Code of Conduct

On May 27, 2005, our Board adopted a Code of Conduct that applies to, among other persons, members of our Board, officers and employees. A copy of our Code of Conduct is posted on the page titled “Corporate Governance” on our website at www.brainstorm-cell.com/documents-charters. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Conduct applicable to our Principal Executive Officer or our senior financial officers (Principal Financial Officer and Controller or Principal Accounting Officer, or persons performing similar functions) by posting such information on our website.

Item 11.        EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth certain summary information with respect to the compensation paid during the fiscal years ended December 31, 2024 and 2023 earned by our Chief Executive Officer, Former President & Former Chief Medical Officer, and Co-Chief Executive Officer (the “Named Executive Officers”). In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Summary Compensation Table

					Stock	All Other
		Salary	Bonus		Awards	Compensation
Name and Principal Position	Year	($) (1)	($)		($) (2)	($)		Total ($)
Chaim Lebovits (*),Chief Executive Officer & President	2024	387,500	121,654	(3)	100,715	140,434	(4)	750,303
	2023	441,667	250,000	(5)	250,012	187,116		1,128,795
Dr. Ibrahim B. Dagher , Executive Vice President, Chief Medical Officer (6)	2024	294,000	103,750	(7)	71,855	28,973	(8)	498,578

Stacy Lindborg, Former Co-Chief Executive Officer (9)	2024	125,947	100,000	(10)	79,839	40,589	(11)	346,375
	2023	475,000	200,000	(12)	256,650	76,075		1,007,725
Uri Yablonka (*), Executive Vice President, Chief Business Officer, Secretary and Director	2024	151,390	—		36,111	78,637	(13)	266,138
	2023	164,780	—		—	82,275	(14)	247,055

(*)

Mr. Lebovits and Mr. Yablonka were paid in NIS; the amounts above are the U.S. dollar equivalent. The conversion rate used was the average of the 2024 and 2023 daily rates between the U.S. dollar and the NIS as published by the Bank of Israel, the central bank of Israel.

(1)	The amounts shown reflect the base salary earned for services in the applicable year. In November 2023, the Company reduced each executive officer’s base salary by 30% as part of a strategic realignment of the Company.
(2)	The amounts shown in the “Stock Awards” columns represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the Named Executive Officer during fiscal 2024 and fiscal 2023. ASC 718 fair value amount as of the grant date for stock awards generally is spread over the number of months of service required for the grant to vest.
(3)	During 2024, the Company paid Mr. Lebovits a discretionary cash bonus payment of $121,654 in recognition of his contributions to the Company’s performance in fiscal year 2024.
(4)	For 2024, includes (i) $55,593 in management insurance (which includes pension, disability insurance and severance pay), (ii) $28,964 towards such employee’s education fund, (iii) $11,101 for Israeli social security and (iv) $23,918 for use of a Company car. Also includes $20,858 in the form of a tax gross-up for these benefits.
(5)	During 2023, the Company paid Mr. Lebovits a discretionary cash bonus payment of $250,000 in recognition of his contributions to the Company’s performance in fiscal year 2023.
(6)	Dr. Ibrahim B. Dagher joined the Company in July 2023 as the Chief Development Officer, and was promoted to the Chief Medical Officer in April 2024.
(7)	During 2024, the Company paid Dr. Ibrahim B. Dagher a discretionary cash bonus payment of $103,750 in recognition of his contributions to the Company’s performance in fiscal year 2024.

(8)	For 2024, includes (i) $2,380 for income protection, (ii) $16,243 for government benefits and (iii) $10,350 for retirement benefits.
(9)	Ms. Lindborg’s employment with the Company began on June 1, 2020. Ms. Lindborg served as EVP, Chief Development Officer through January 3, 2023, when she was promoted to Co-Chief Executive Officer until resigning from the position effective from May 9, 2024.
(10)	During 2024, the Company agreed to pay Dr. Lindborg a discretionary cash bonus payment of $100,000 in recognition of her contributions to the Company’s performance in fiscal year 2024.
(11)	For 2024, includes (i) $19,102 for health benefits, (ii) $968 income protection, (iii) $13,724 for government benefits and (iv)$6,795 for retirement benefits.
(12)	During 2023, the Company paid Dr. Lindborg a discretionary cash bonus payment of $200,000 in recognition of her contributions to the Company’s performance in fiscal year 2023.
(13)	For 2024, includes (i) $24,630 in management insurance (which includes pension, disability insurance and severance pay), (ii) $11,354 towards such employee’s education fund, (iii) $11,069 for Israeli social security and (iv) $15,923 for use of a Company car. Also includes $15,661 in the form of a tax gross-up for these benefits.

Equity Grant Timing

The Board and GNC Committee do not have a set policy with regard to the timing of equity grants.  However, neither the Board nor the GNC Committee currently takes material nonpublic information into account when determining the timing of equity award grants in order to take advantage of a depressed stock price or an anticipated increase in stock price. Similarly, it is the Company’s practice to not release material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation. The Company did not grant any stock options, stock-appreciation rights or similar option-like instructions to any named executive officer during 2024.

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

Pursuant to the Lebovits Employment Agreement, Mr. Lebovits was granted a stock option under the Company’s 2014 Global Share Option Plan on September 28, 2015 for the purchase of up to 24,641 shares of the Company’s Common Stock at a per share exercise price of $36.75, which grant is fully vested and exercisable and shall be exercisable for a period of two years after termination of employment. Pursuant to the Lebovits Employment Agreement, Mr. Lebovits will receive an annual cash bonus equal to 50% of his base salary.

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

Stacy Lindborg

Dr. Stacy Lindborg, PhD, the Company’s Co-Chief Executive Officer, was party to a May 26, 2020 employment agreement with the Company, as amended on January 10, 2021, September 21, 2022 and January 3, 2023 (as amended, the “Lindborg Employment Agreement”). Pursuant to the Lindborg Employment Agreement, Dr. Lindborg initially received an annual base compensation of $375,000, which was increased to $469,000 in January 2021 and $500,000 in January 2023. Dr. Lindborg’s base salary was subject to an annual increase of 5% effective each January 1, and Dr. Lindborg was eligible to receive an annual cash bonus equal to 450 of her base salary, subject to satisfaction of pre-established performance goals.

Pursuant to the Lindborg Employment Agreement, in the event that the Company terminated the Lindborg Employment Agreement or the Executive’s employment without cause or if Dr. Lindborg terminated the Agreement or employment with good reason, the Company would pay Dr. Lindborg an amount equal to six months of the Base Salary, subject to delivery and execution of a full and general waiver and release to the Company. On April 16, 2024, Dr. Lindborg stepped down from the role of Co-Chief Executive Officer and entered into a separation agreement with the Company on April 16, 2024.

Pursuant to the separation agreement between the Company and Dr. Lindborg, among other things, (i) the Company agreed to pay Dr. Lindborg a lump sum of $300,000 as a separation bonus, by payable no later than March 15, 2025, (ii) Dr. Lindborg agreed to a general release of all claims that she may have against the Company, and (iii) Dr. Lindborg agreed to serve as a member of the Board effective as of May 9, 2024. In addition, Dr. Lindborg’s outstanding equity awards, other than her March 11, 2024 grant of 16,129 shares of restricted stock (the “March 2024 RSA”), ceased vesting following May 9, 2024 and any such awards that were unvested as of May 9, 2024 were forfeited. Dr. Lindborg’s March 2024 RSA will continue vesting while Dr. Lindborg is a member of the Board in accordance with the relevant equity agreement between her and the Company and the applicable equity plan of the Company, provided, however, that any unvested shares shall accelerate and become fully vested in the event of a change of control of the Company. After Dr. Lindborg joined the Board on the Separation Date, as a non-employee director, Dr. Lindborg became entitled to equity compensation paid by the Company pursuant to its Second Amended and Restated Director Compensation Plan, as amended.

Uri Yablonka

Uri Yablonka, the Company’s Executive Vice President, Chief Business Officer and director, is party to a June 6, 2014 employment agreement with the Subsidiary, which was amended July 26, 2017 and June 23, 2020. Pursuant to the agreement, Uri Yablonka is paid an annual salary of 640,000 NIS. Mr. Yablonka also receives other benefits that are generally made available to the Company’s employees, including pension and education fund benefits. The Company provides Mr. Yablonka with a Company car and cellular phone, and a gross-up payment for any taxes relating thereto. Pursuant to the agreement, Mr. Yablonka also was granted a stock option for the purchase of 33,333 shares of the Company’s Common Stock, which was fully vested and exercisable upon grant. The exercise price for the grant is $40.5 per share. In addition, the Company agreed to grant Mr. Yablonka a stock option for the purchase of up to 889 shares of Common Stock (subject to appropriate adjustment in the case of stock splits, reverse stock splits and the like) of the Company on the first business day after each annual meeting of stockholders (or special meeting in lieu thereof) of the Company beginning with the 2014 annual meeting, and provided that Mr. Yablonka remains an employee of the Company on each such date. The exercise price per share of the Common Stock subject to each additional option shall be equal to $11.25(subject to appropriate adjustment in the case of stock splits, reverse stock splits and the like, or changes to the Israeli Annual Option Award under the Company’s Director Compensation Plan as amended from time to time). Each additional option vests and becomes exercisable on each monthly anniversary date as to 1/12th the number of shares subject to the option, over a period of twelve months from the date of grant, such that each additional option will be fully vested and exercisable on the first anniversary of the date of grant, provided that Mr. Yablonka remains an employee of the Company on each such vesting date. In the event the Company terminates Mr. Yablonka’s employment, he will be entitled to receive three months’ salary.

Dr. Ibrahim B. Dagher

Dr. Ibrahim B. Dagher, the Company’s Executive Vice President and Chief Medical Officer, is party to a June 27, 2023 employment agreement with the Company. Pursuant to the Dagher Employment Agreement, Dr. Dagher is paid an annual salary of $450,000 and is eligible to receive an annual cash bonus of up to 35% of his base salary, at the Company’s discretion. Dr. Dagher also receives other benefits that are generally made available to the Company’s senior executive employees, including but not limited to eligibility to participate in a Section 401(k) retirement plan, as well as health, dental and long-term disability plans. Additionally, Dr. Dagher was granted a stock option for the purchase of 5,333 shares of Common Stock. 25% of the shares underlying this option vested and became exercisable on the first anniversary of the date of grant, and the remaining shares underlying that option have been vesting and becoming exercisable in equal quarterly installments thereafter, until they will all be fully vested and exercisable on the fourth anniversary of the grant date, provided that Dr. Dagher remains continuously employed by the Company from the date of grant through each of the applicable vesting dates. The exercise price per share of the option will be equal to the fair market value per share of the Company’s common stock as of the date on which such option was granted, as determined by the Board. In the event the Company terminates Dr. Dagher’s employment without cause, he will be entitled to receive seven months’ salary for the period immediately following the date of termination. Further, in the event of such termination, Dr. Dagher would also be entitled to a lump sum payment of his full target bonus, prorated through the date of termination, within 60 days of his termination, subject to the Company’s prior written determination that an annual bonus would be owed to Dr. Dagher.

Outstanding Equity Awards

The following table sets forth information regarding equity awards granted to the Named Executive Officers that are outstanding as of December 31, 2024. All equity awards in the following table were granted pursuant to the 2014 Global Share Option Plan (solely to participants who are residents of Israel) (the “2014 Global Plan”) or the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”). In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Outstanding Equity Awards at December 31, 2024

	Option Awards					Stock Awards
								Market
	Number of	Number of				Number		Value of
	Securities	Securities				of Shares		Shares or
	Underlying	Underlying				or Units		Units of
	Unexercised	Unexercised		Option		of Stock		Stock That
	Options	Options		Exercise	Option	That Have		Have Not
	(#)	(#)		Price	Expiration	Not Vested		Vested
Name	Exercisable	Unexercisable		($)	Date	(#)		($)(1)
Chaim Lebovits	24,641	—		36.75	9/28/2025	—		—
						20,347	(2)	46,188
						520	(3)	1,180
						1,039	(4)	2,360
						1,559	(5)	3,540

Stacy Lindborg	—	—		—	—	16,129	(6)	36,613

Uri Yablonka	889	—		11.25	08/27/2025	—		—
	889	—		11.25	06/22/2026	—		—
	889	—		11.25	11/10/2027	—		—
	889	—		11.25	11/30/2028	—		—
	889	—		11.25	12/12/2029	—		—
	889	—		11.25	12/10/2031	—		—
	889	—		11.25	12/15/2031	—		—
						7,295	(7)	16,560
Dr. Ibrahim B. Dagher	1,667	3,666	(8)	25.95	08/01/2033	14,516	(9)	32,951

(1)	Based on the fair market value of our Common Stock on December 31, 2024 ($2.27 per share).
(2)	Restricted stock award vests 50% on each of the 1st and 2nd anniversary of date of grant (March 11, 2024), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(3)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (July 26, 2021), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(4)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (July 26, 2022), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(5)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (July 26, 2023), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(6)	Restricted stock award vests 50% on each of the 1st and 2nd anniversary of date of grant (March 11, 2024), provided that Stacy Lindborg remains director of the Company
(7)	through each applicable vesting date.
(8)	Restricted stock award vests 50% on each of the 1st and 2nd anniversary of date of grant (March 11, 2024), provided that Uri Yablonka remains continuously employed by the Company from the date of grant through each applicable vesting date.
(9)	The shares subject to this stock option vest in installments of 25% of the shares underlying the option shall vest and become exercisable on the first anniversary of August 2, 2023 and the remaining shares underlying the Option shall vest and become exercisable in equal quarterly installments thereafter until fully vested and exercisable on the fourth anniversary of August 2, 2023, provided that Ibrahim Dagher remains continuously employed by the Company from the date of grant through each applicable vesting date.
(10)	Restricted stock award vests 50% on each of the 1st and 2nd anniversary of date of grant (March 11, 2024), provided that Ibrahim Dagher remains continuously employed by the Company from the date of grant through each applicable vesting date.

Stock Incentive Plans

During the fiscal year ended December 31, 2024, the Company has outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

On September 16, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”), and the stockholders of the Company approved Amendment No. 4 to the 2014 U.S. Plan, as amended, and Amendment No. 4 to the 2014 Global Option Plan, as amended (collectively, the “Amendments to the 2014 Plans”). The Amendments to the 2014 Plans amend each of the U.S. Plan, as amended, and 2014 Global Option Plan, as amended, respectively (collectively, the “Original 2014 Plans”) to (i) increase the shared pool of shares of the Common Stock available for issuance under the Company’s Original 2014 Plans by 533,333 shares of Common Stock (on a post-Reverse Stock Split basis), resulting in a shared pool of 906,666 shares of Common Stock (on a post-Reverse Stock Split basis), and (ii) extend the term of each of the Original 2014 Plans by an additional ten years. This extension applies solely to future grants and does not affect any grants made under the original terms.

The 2014 Plans now have a shared pool of 906,666 shares of Common Stock available for issuance. As of December 31, 2024, 585,379 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised.

Compensation of Directors

The following table sets forth certain summary information with respect to the compensation paid during the fiscal year ended December 31, 2024 earned by each of the directors of the Company. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Director Compensation Table for Fiscal 2024

	Fees		Option
	Earned or	Stock	Awards
	Paid in	Awards	($)		Total
Name	Cash ($)	($)(1)	(1)		($)
Dr. Jacob Frenkel	—	—	—	(2)	—
Dr. Irit Arbel	—	—	—	(3)	—
Dr. Anthony Polverino(4)	—	—	—		—
Dr. Menghisteab Bairu (5)	60,000	—	—		60,000
Nir Naor(6)	—	—	—		—

(1)	We did not grant any restricted stock awards nor grant any stock options to our non-employee directors in 2024.
(2)	At December 31, 2024, Dr. Frenkel held unexercised options (vested and unvested) to purchase 10,000 shares of Common Stock and no unvested shares of restricted Common Stock. Stock and no unvested shares of restricted Common Stock.
(3)	At December 31, 2024, Dr. Arbel held unexercised options (vested and unvested) to purchase 13,511 shares of Common Stock and no unvested shares of restricted Common Stock.
(4)	At December 31, 2024, Dr. Polverino held no unvested shares of restricted Common Stock and no unexercised options to purchase shares of Common Stock.
(5)	As of December 31, 2024, Dr. Bairu held no unvested shares of restricted common stock or unexercised option to purchase shares of Common Stock.
(6)	At December 31, 2024, Nir Naor held no unvested shares of restricted Common Stock and no unexercised options to purchase shares of Common Stock.

Director Compensation Plan

On September 30, 2024 the Company effected the Reverse Stock Split of the Company’s ordinary shares at the one-for-fifteen ratio, such that every fifteen shares of Common Stock were consolidated into one share. As a result, the share amounts in this section have all been adjusted retroactively.

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

The Company’s Second Amended and Restated Director Compensation Plan was approved July 9, 2014 and amended on April 29, 2015, February 26, 2017 and July 13, 2017 (as amended, the “Director Compensation Plan”). Under the Director Compensation Plan, each eligible director is granted an annual award immediately following each annual meeting of stockholders. For non-U.S. directors, this annual award consists of a nonqualified stock option to purchase 889 shares of Common Stock. For U.S. directors, at their option, this annual award is either (i) a nonqualified stock option to purchase 444 shares of Common Stock or (ii) 444 shares of restricted stock. Additionally, each member of the GNC Committee or Audit Committee of the Board receives (i) a nonqualified stock option to purchase 133 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 133 shares of restricted stock. The chair of the GNC Committee or Audit Committee will instead of the above committee award receive (i) a nonqualified stock option to purchase 222 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 222 shares of restricted stock. Any eligible participant who is serving as chairperson of the Board shall also receive (i) a nonqualified stock option to purchase 444 shares of Common Stock or (ii) in the case of U.S. directors and at their option, 444 shares of restricted stock. Awards are granted on a pro rata basis for directors serving less than a year at the time of grant. All awards granted to non-U.S. directors shall be made under the 2014 Global Plan, and all awards granted to U.S. directors shall be made under the 2014 U.S. Plan. The exercise price for options for U.S. directors will be equal to the closing price per share of the Common Stock on the grant date as reported on the Over-the-Counter Bulletin Board or the national securities exchange on which the Common Stock is then traded. The exercise price for options for non-U.S. directors is $11.25. Every option and restricted stock award will vest monthly as to 1/12 the number of shares subject to the award over a period of twelve months, provided that the recipient remains a member of the Board on each such vesting date, or, in the case of a committee award, remains a member of the committee on each such vesting date. Every non-employee director of the Company is eligible to participate in the Director Compensation Plan, except that Dr. Menghisteab Bairu, and Dr. Anthony Polverino are not entitled to receive annual director awards under the Director Compensation Plan, but are entitled to committee compensation under the Director Compensation Plan in the event that they qualify for and serve as a member of any committee of the Board. Dr. Menghisteab Bairu and Dr. Polverino’s director compensation is further discussed below.

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

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 1, 2025 (unless otherwise indicated) with respect to the beneficial ownership of our Common Stock by the following: (i) each of our current directors; (ii) the Named Executive Officers; and (iii) all of the current executive officers and directors as a group. As of March 1, 2025, to the knowledge of the Company, no shareholder of the Company beneficially owns more than five percent (5)% of the outstanding shares of our Common Stock.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of our Common Stock issuable under options that are exercisable on or within 60 days after March 1, 2025 (“Presently Exercisable Options”) or under warrants that are exercisable on or within 60 days after March 1, 2025 (“Presently Exercisable Warrants”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the Common Stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the Common Stock beneficially owned by any other person or entity. Unless otherwise indicated, the address of each person listed in the table is c/o Brainstorm Cell Therapeutics Inc., 1325 Avenue of Americas, 28th Floor, New York, NY 10019.

The percentage of the Common Stock beneficially owned by each person or entity named in the following table is based on 6,418,640 shares of Common Stock outstanding as of March 1, 2025, plus any shares issuable upon exercise of Presently Exercisable Options and Presently Exercisable Warrants held by such person or entity.

	Shares Beneficially Owned
	(Includes Common Stock, Presently
	Exercisable Options and Presently
	Exercisable Warrants)
Name of Beneficial Owner	#		%
Directors and Named Executive Officers in 2024
Chaim Lebovits	358,990	(1)	5.57%
Dr. Stacy Lindborg	44,146	(2)	*
Uri Yablonka	74,686	(3)	1.16%
Dr. Irit Arbel	54,565	(4)	*
Dr. Anthony Polverino	25,730	(5)	*
Nir Naor	—		—
Dr. Jacob Frenkel	53,777	(6)	*
Dr. Menghisteab Bairu	24,000	(7)	*
Dr. Ibrahim B. Dagher	81,848	(8)	1.26%
Dr. Hartoun Hartounian	52,000	(9)	*
All current directors and executive officers as a group (11 persons)	815,251	(10)	12.59%

*     Less than 1%.

(1)	Consists of (i)128,919 shares of Common Stock owned by ACCBT Corp. acquired through an investment into the Company and (ii) 4,470 shares of Common Stock owned by ACC International Holdings Ltd., (iii) 24,641 shares of Common Stock issuable to Chaim Lebovits upon the exercise of Presently Exercisable Options and (iv) 200,960 shares of restricted stock. Chaim Lebovits, our Chief Executive Officer, may be deemed the beneficial owner of these shares. The address of ACCBT Corp. and ACC International Holdings Ltd.is Morgan & Morgan Building, Pasea Estate, Road Town, Tortola, British Virgin Islands.
(2)	Dr. Lindborg’s employment with the Company commenced on June 1, 2020. Consists of 44,146 shares of restricted stock.
(3)	Consists of 6,222 of shares of Common Stock issuable upon the exercise of Presently Exercisable Options and 68,464 shares of restricted stock.
(4)	Consists of 13,511 shares of Common Stock issuable upon the exercise of Presently Exercisable Options and 41,054 shares of restricted stock.
(5)	Consists of 25,730 shares of restricted stock.
(6)	Prof. Frenkel joined the board of directors of the Company on March 31, 2020. Consists of 43,777 shares of Common Stock owned prior to joining the board and 10,000 issuable upon the exercise of Presently Exercisable Options.
(7)	Consists of 24,000 shares of restricted stock.
(8)	Consists of 79,515 shares of restricted stock and 2,333 issuable upon the exercise of Presently Exercisable Options.
(9)	Consists of 52,000 shares of restricted stock.
(10)	Includes 57,868 shares of Common Stock issuable upon the exercise of Presently Exercisable Options.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2024:

	Number of				Number of
	securities		Weighted-		securities
	to be		Average		remaining
	issued upon		Exercise		available for
	exercise of		price of		future
	outstanding		Outstanding		issuance
	options,		options,		under equity
	warrants		warrants		compensation
Plan Category	and rights (*)		and rights (*)		Plans (*)
Equity compensation plans approved by security holders	86,359	(2)	$34.5494	(3)	585,379	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	86,359		$34.5494		585,379	(1)

* Retroactively adjusted (See Note 8).

(1) Includes 86,359 shares of common stock issuable upon the exercise of outstanding options only.

(2) Since restricted stock units do not have any exercise price, such units are not included in the weighted average exercise price calculation.

(3) A total of 671,738 shares of our Common Stock are reserved for issuance in aggregate under the Equity Plans and the Prior Plans. Any awards granted under either the 2014 Global Plan or the 2014 U.S. Plan will reduce the total number of shares available for future issuance under the other plan.

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

In consideration for the rights granted to our Israeli Subsidiary in and to the Ramot IP, our Israeli Subsidiary is required to pay Ramot royalties ranging between three percent (3)% and five percent (5)% of all net sales realized from the exploitation of the Ramot IP, as well as remittances between twenty percent (20)% and twenty-five percent (25)% on revenues received from the sub-licensing of the Ramot IP.

Pursuant to the third amendment of the Amended and Restated Agreement referenced above, Ramot agreed to convert the exclusive licenses then-existing, to outright transfers and assignments of the Ramot IP, thereby granting our Israeli Subsidiary ownership thereof.

Investment Agreement with ACCBT

We are party to a July 2, 2007 subscription agreement and related registration rights agreement and warrants, amended July 31, 2009, May 10, 2012, May 19, 2014 and November 2, 2017 (together as amended, the “ACCBT Documents”) with ACCBT, a company under the control of Mr. Chaim Lebovits, our President and Chief Executive Officer, pursuant to which, for an aggregate purchase price of approximately $5.0 million, we sold to ACCBT 128,031 shares of our Common Stock (the “Subscription Shares”) and warrants to purchase up to 134,444 shares of our Common Stock (the “ACCBT Warrants”). The ACCBT Warrants contain cashless exercise provisions, which permit the cashless exercise of up to 50% of the underlying shares of Common Stock. 672,222 of the ACCBT Warrants have an exercise price of $45.00 and the remainder have an exercise price of $65.25. All of the ACCBT Warrants are presently outstanding.

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

We registered 128,031 shares of Common Stock and 134,444 shares of Common Stock underlying the ACCBT Warrants on registration statement No. 333-201705 dated January 26, 2015 pursuant to ACCBT’s registration rights.

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

Independence of the Board of Directors

The Board has determined that each of Dr. Frenkel, Dr. Arbel, Dr. Polverino, Dr. Bairu and Mr. Naor satisfy the criteria for being an “independent director” under the standards of the Nasdaq and have no material relationships with the Company other than by virtue of service on the Board. Mr. Yablonka and Dr. Lindborg are not considered “independent directors.”

The Board is comprised of a majority of independent directors and the GNC Committee and Audit Committee are comprised entirely of independent directors.

Item 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm

Principal Accountant Fees and Services

Our independent public accounting firm is Brightman Almagor Zohar & Co., a Firm in the Deloitte Global Network (“Deloitte”), located at 1 Azrieli Center, P.O.B. 16593, Tel Aviv, Israel, 6701101], with PCAOB Auditor ID 1197. The following table presents fees for professional audit services rendered by Deloitte for the audit of our financial statements for the fiscal years ended December 31, 2024 and 2023 and fees billed for other services rendered by Deloitte during those periods.

	December 31,
	2024	2023
Audit Fees (1)	$150,000	$160,000
Tax Fees (2)	$12,000	$12,000
Total Fees	$162,000	$172,000

(1)	Audit fees are comprised of fees for professional services performed by Deloitte for the audit of our annual financial statements and the review of our quarterly financial statements, as well as other services provided by Deloitte in connection with statutory and regulatory filings or engagements.
(2)	Tax fees are comprised of tax compliance services to the Company performed by Deloitte.

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

PART IV

Item 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1)	Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

(2)	Financial Statement Schedules.

All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

(3)	Exhibits.
		Filed (or	Incorporated by Reference Herein
Exhibit Number	Description	Furnished) with this Form 10-K	Form	Exhibit & File No.	Date Filed

2.1	Agreement and Plan of Merger, dated as of November 28, 2006, by and between Brainstorm Cell Therapeutics Inc., a Washington corporation, and Brainstorm Cell Therapeutics Inc., a Delaware corporation.		Definitive Schedule 14A	Appendix A File No. 333-61610	November 20, 2006

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix B File No. 333-61610	November 20, 2006

3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated September 15, 2014.		Form 8-K	Exhibit 3.1 File No. 000-54365	September 16, 2014

3.3	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated August 31, 2015.		Form 8-K	Exhibit 3.1 File No. 001-366641	September 4, 2015

3.4	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 16, 2024.		Form 8-K	Exhibit 3.1 File No. 001-366641	September 16, 2024

3.5	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 30, 2024.		Form 8-K	Exhibit 3.1 File No. 001-366641	October 1, 2024

3.5	ByLaws of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix C File No. 333-61610	November 20, 2006

3.6	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007.		Form 8-K	Exhibit 3.1 File No. 333-61610	March 27, 2007

4.1	Specimen Certificate of Common Stock of Brainstorm Cell Therapeutics Inc.		Form 8-K	Exhibit 4.1 File No. 000-54365	September 16, 2014

4.2	Description of the Company’s Securities.	Form 10-K	Exhibit 4.2 File No.001-36641	March 30, 2023

4.3	Form of Common Warrant	Form 8-K	Exhibit 4.1 File No. 001-36641	July 19, 2023

10.1	Research and License Agreement, dated as of July 8, 2004, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K	Exhibit 10.1 File No. 333-61610	July 16, 2004

10.2	Research and License Agreement, dated as of March 30, 2006, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K	Exhibit 10.1 File No. 333-61610	April 4, 2006

10.3	Amendment Agreement, dated as of May 23, 2006, to Research and License Agreement, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K/A	Exhibit 10.1 File No. 333-61610	May 30, 2006

10.4	Amendment Agreement, dated as of March 31, 2006, among the Company, Ramot at Tel Aviv University Ltd. and certain warrantholders.	Form 8-K	Exhibit 10.2 File No. 333-61610	April 4, 2006

10.5	Second Amended and Restated Research and License Agreement, dated July 26, 2007, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 10-QSB	Exhibit 10.4 File No. 333-61610	August 20, 2007

10.6	Second Amended and Restated Registration Rights Agreement, dated August 1, 2007, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 10-QSB	Exhibit 10.5 File No. 333-61610	August 20, 2007

10.7	Waiver and Release, dated August 1, 2007, executed by Ramot at Tel Aviv University Ltd. in favor of the Company.	Form 10-QSB	Exhibit 10.6 File No. 333-61610	August 20, 2007

10.8	Letter Agreement, dated December 24, 2009, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K	Exhibit 10.1 File No. 333-61610	December 31, 2009

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

		Form 10-K	Exhibit 10.12 File No. 001-36641	March 9, 2016

10.13	Consulting Agreement, dated as of April 30, 2014, by and between Brainstorm Cell Therapeutics Ltd. and Dr. Daniel Offen.	Form S-1	Exhibit 10.15 File No. 333-179331	June 29, 2012

10.14*	Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.1 File No. 000-54365	August 15, 2014

10.15*	Amendment No. 1 to the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Schedule 14A	Appendix A File No. 001-36641	May 11, 2016

10.16*	Amendment No. 2 to the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.1 File No. 001-36641	November 30, 2018

10.17	Amendment No. 3 to the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Schedule 14A	Appendix A File No. 001-36641	October 1, 2020

10.18*	Amendment No. 4 to the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan	Form 8-K	Exhibit 10.5 File No. 001-3664	September 16, 2024

10.19*	Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan.	Form 8-K	Exhibit 10.2 File No. 000-54365	August 15, 2014

10.20*	Amendment No. 1 to the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan.	Schedule 14A	Appendix B File No. 001-36641	May 11, 2016

10.21*	Amendment No. 2 to the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan.	8-K	Exhibit 10.2 File No. 001-36641	November 30, 2018

10.22	Amendment No. 3 to the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan.	Schedule 14A	Appendix B File No. 001-36641	October 1, 2020

10.23*	Amendment No. 4 to the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan	Form 8-K	Exhibit 10.10 File No. 001-36641	September 16, 2024

10.24*	Form of Incentive Stock Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.1 File No. 001-36641	November 4, 2014

10.25*	Form of Nonstatutory Stock Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.2 File No. 001-36641	November 4, 2014

10.26*	Form of Restricted Stock Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.	Form 8-K	Exhibit 10.3 File No. 001-36641	November 4, 2014

10.27*	Form of Option Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan.	Form 8-K	Exhibit 10.4 File No. 001-36641	November 4, 2014

10.28	Subscription Agreement, dated July 2, 2007, by and between the Company and ACCBT Corp.	Form 8-K	Exhibit 10.1 File No. 333-61610	July 5, 2007

10.29	Amendment to Subscription Agreement, dated as of July 31, 2009, by and between the Company and ACCBT Corp.	Form 8-K	Exhibit 10.1 File No. 333-61610	August 24, 2009

10.30	Form of Common Stock Purchase Warrant issued by the Company to ACCBT Corp.	Form 8-K	Exhibit 10.2 File No. 333-61610	July 5, 2007

10.31	Form of Registration Rights Agreement by and between the Company and ACCBT Corp.	Form 8-K	Exhibit 10.3 File No. 333-61610	July 5, 2007

10.32	Form of Security Holders Agreement, by and between ACCBT Corp. and certain security holders of the Company.	Form 8-K	Exhibit 10.4 File No. 333-61610	July 5, 2007

10.33	Warrant Amendment Agreement, dated as of May 10, 2012, by and between Brainstorm Cell Therapeutics Inc. and ACCBT Corp.	Form 10-Q	Exhibit 10.1 File No. 000-54365	May 11, 2012

10.34	Amendment of Warrants dated May 19, 2014 by and among Brainstorm Cell Therapeutics Inc., ACCBT Corp. and ACC International Holdings Ltd.	Form 10-Q	Exhibit 10.4 File No. 000-54365	August 12, 2014

10.35	2017 Amendment of Warrants and Subscription Agreement dated November 2, 2017 by and among Brainstorm Cell Therapeutics Inc., ACCBT Corp. and ACC International Holdings Ltd.	Form 8-K	Exhibit 10.1 File No. 001-36641	November 3, 2017

10.36	Clinical Trial Agreement, entered into as of February 17, 2010, among Brainstorm Cell Therapeutics Ltd., Prof. Dimitrios Karousis and Hadasit Medical Research Services and Development Ltd.	Form 10-Q	Exhibit 10.1 File No. 000-54365	August 15, 2011

10.37

Amendment to the Clinical Trial Agreement, entered into as of June 27, 2011, among Brainstorm Cell Therapeutics Ltd., Prof. Dimitrios Karousis and Hadasit Medical Research Services and Development Ltd.

		Form 10-Q	Exhibit 10.2 File No. 000-54365	August 15, 2011

10.38*	Employment Agreement dated June 6, 2014 between Brainstorm Cell Therapeutics Ltd. and Uri Yablonka.	Form 8-K	Exhibit 10.1 File No. 000-54365	June 9, 2014

10.39*	Restricted Stock Award Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan, regarding July 26, 2017 grant to Chaim Lebovits.	Form 10-Q	Exhibit 10.2 File No. 001-36641	October 17, 2017

10.40	Form of Securities Purchase Agreement.	Form 8-K	Exhibit 10.1 File No. 000-54365	June 13, 2014

10.41	Form of Warrant.	Form 8-K	Exhibit 10.2 File No. 000-54365	June 13, 2014
10.42	Form of Registration Rights Agreement.	Form 8-K	Exhibit 10.3 File No. 000-54365	June 13, 2014

10.43	Form of Warrant.	Form 8-K	Exhibit 4.1 File No. 001-36641	January 8, 2015

10.44	Warrant Exercise Agreement, dated as of January 8, 2015.	Form 8-K	Exhibit 10.2 File No. 001-36641	January 8, 2015

10.45	Form of Warrant.	Form 8-K	Exhibit 4.1 File No. 001-36641	June 7, 2018

10.46	Warrant Exercise Agreement.	Form 8-K	Exhibit 10.1 File No. 001-36641	June 7, 2018

10.47	Leak-Out Agreement.	Form 8-K	Exhibit 10.2 File No. 001-36641	June 7, 2018

10.48	Share Cap Agreement.	Form 10-Q	Exhibit 10.4 File No. 001-36641	July 23, 2018

10.49*	Employment Agreement dated September 28, 2015 between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits.	Form 8-K	Exhibit 10.1 File No. 001-36641	September 28, 2015

10.50*	First Amendment to Employment Agreement dated March 7, 2016 between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits.	Form 10-K	Exhibit 10.53 File No. 001-36641	March 9, 2016

10.51*	Second Amendment to Employment Agreement dated July 26, 2017 between the Company and Chaim Lebovits.	Form 10-Q	Exhibit 10.3 File No. 001-36641	October 17, 2017

10.52*	Employment Agreement dated February 28, 2017 between Brainstorm Cell Therapeutics Inc. and Dr. Ralph Kern, as amended by Amendment No. 1 dated March 3, 2017.	Form 8-K	Exhibit 10.1 File No. 001-36641	March 6, 2017

10.53*	Brainstorm Cell Therapeutics Inc. Second Amended and Restated Director Compensation Plan.	Form 8-K	Exhibit 10.1 File No. 001-36641	July 10, 2014

10.54*	Brainstorm Cell Therapeutics Inc. First Amendment to the Second Amended and Restated Director Compensation Plan.	Form 10-Q	Exhibit 10.2 File No. 001-36641	May 14, 2015

10.55*	Brainstorm Cell Therapeutics Inc. Second Amendment to the Second Amended and Restated Director Compensation Plan dated February 26, 2017.	Form 10-K	Exhibit 10.54 File No. 001-36641	March 29, 2017

10.56*	Brainstorm Cell Therapeutics Inc. Third Amendment to the Second Amended and Restated Director Compensation Plan.	Form 10-Q	Exhibit 10.1 File No. 001-36641	October 17, 2017

10.57	Brainstorm Cell Therapeutics Inc. Fourth Amendment to the Second Amended and Restated Director Compensation Plan.	Form 10-K	Exhibit 10.54 File No. 001-36641	March 28, 2022

10.58	Notice of Award - CLIN2: Partnering Opportunity for Clinical Trial Stage Projects California Institute for Regenerative Medicine, August 25, 2017.	Form 10-K	Exhibit 10.50 File No. 001-36641	March 8, 2018

10.59	Distribution Agreement, dated June 11, 2019, by and between Brainstorm Cell Therapeutics Inc. and Raymond James & Associates, Inc.	Form 8-K	Exhibit 1.1 File No. 001-36641	June 11, 2019

10.60	Form of Warrant	Form 8-K	Exhibit 4.1 File No. 001-36641	August 2, 2019

10.61	Warrant Exercise Agreement	Form 8-K	Exhibit 10.1 File No. 001-36641	August 2, 2019

10.62	Form of Warrant Amendment Agreement, dated June 27, 2024 between the Company and the purchaser party thereto	Form 8-K	Exhibit 10.3 File No. 001 -36641	June 28, 2024

10.63*	Offer letter, dated April 1, 2020, by and between Brainstorm Cell Therapeutics Inc. and David Setboun	Form 8-K	Exhibit 10.1 File No. 001-36641	April 3, 2020

10.64*	Offer letter, dated May 26, 2020, by and between Brainstorm Cell Therapeutics Inc. and Stacy Lindborg	Form 10-K	Exhibit 10.63 File No. 001-36641	February 4, 2021

10.65*	Third Amendment to Employment Agreement dated June 23, 2020 between the Company and Chaim Lebovits.	Form 10-Q	Exhibit 10.1 File No. 001-36641	August 5, 2020

10.66*	Amendment to Employment Agreement dated June 23, 2020 between the Company and Uri Yablonka.	Form 10-Q	Exhibit 10.2 File No. 001-36641	August 5, 2020

10.67	Distribution Agreement, dated August 9, 2021, by and among Brainstorm Cell Therapeutics, Inc., SVB Leerink LLC and Raymond James & Associates, Inc.	Form S-3	Exhibit 1.2 File No. 001-36641	August 9, 2021

10.68	Amendment No. 1 dated April 2, 2024 to the Distribution Agreement dated August 9, 2021 by and among Brainstorm Cell Therapeutics Inc., Leerink Partners LLC and Raymond James & Associates, Inc.	Form 8-K	Exhibit 1.1 File No. 001 -36641	April 2, 2024

10.69*	Amendment No. 2 to Offer Letter Agreement dated September 18, 2022 between Brainstorm Cell Therapeutics Inc. and Dr. Stacy Lindborg	Form 8-K	Exhibit 10.1 File No. 001-36641	September 22, 2022

10.70*	Amendment No. 3 to Offer Letter Agreement dated January 3, 2023 between Brainstorm Cell Therapeutics Inc. and Dr. Stacy Lindborg	Form 8-K	Exhibit 10.1 File No. 001-36641	January 4, 2023

10.71*	Separation Agreement dated April 16, 2024 between Brainstorm Cell Therapeutics Inc. and Stacy Lindborg	Form 10-Q	Exhibit 10.2 File No. 001-36641	August 14, 2024

10.72*	Separation Agreement, effective January 20, 2023, between Brainstorm Cell Therapeutics Inc. and Dr. Ralph Kern	Form 8-K	Exhibit 10.2 File No. 001-36641	January 4, 2023

10.73*	Employment Agreement dated June 19, 2024 between Brainstorm Cell Therapeutics Inc. and Hartoun Hartounian	Form 10-Q	Exhibit 10.1 File No. 001-36641	August 14, 2024

10.74	Form of Securities Purchase Agreement	Form 8-K	Exhibit 10.1 File No. 001-36641	July 19, 2023

10.75	Form of Securities Purchase Agreement dated June 27, 2024 between Brainstorm Cell Therapeutics Inc. and the purchaser party thereto	Form 8-K	Exhibit 10.1 File No. 001 -36641	June 28, 2024

10.76	Placement Agency Agreement, dated as of July 17, 2023 by and between Brainstorm Cell Therapeutics Inc. and the placement agency party thereto	Form 8-K	Exhibit 10.2 File No. 001-36641	July 19, 2023

10.77	Placement Agency Agreement, dated as of June 27, 2024 by and between Brainstorm Cell Therapeutics Inc. and the placement agent party thereto	Form 8-K	Exhibit 10.2 File No. 001 -36641	June 28, 2024

10.78*	Employment Agreement, dated as of December 23, 2012 by and between Brainstorm Cell Therapeutics Ltd. and Alla Patlis	Form 10-K	Exhibit 10.69 File No. 001 -36641	April 1, 2024

10.79*	Amendment No. 1 to Employment Agreement, dated as of March 1, 2015 by and between Brainstorm Cell Therapeutics Ltd. and Alla Patlis	Form 10-K	Exhibit 10.70 File No. 001 -36641	April 1, 2024

10.80*	Amendment No. 2 to Employment Agreement, dated as of April 1, 2019 by and between Brainstorm Cell Therapeutics Ltd. and Alla Patlis	Form 10-K	Exhibit 10.71 File No. 001 -36641	April 1, 2024

10.81*	Amendment No. 3 to Employment Agreement, dated as of May 1, 2020 by and between Brainstorm Cell Therapeutics Ltd. and Alla Patlis		Form 10-K	Exhibit 10.72 File No. 001 -36641	April 1, 2024

10.82*	Amendment No. 4 to Employment Agreement, dated as of August 1, 2022 by and between Brainstorm Cell Therapeutics Ltd. and Alla Patlis		Form 10-K	Exhibit 10.73 File No. 001 -36641	April 1, 2024

10.83*	Employment Agreement, dated as of June 27, 2023 by and between Brainstorm Cell Therapeutics Ltd. and Ibrahim B. Dagher	‡

10.84	Restricted Stock Agreement dated as of June 3, 2024 under the 2014 Global Share Option Plan between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits		Form 10-Q	Exhibit 10.7 File No. 001-36641	August 14, 2024

10.85	Restricted Stock Agreement dated as of May 2, 2024 under the 2014 Stock Incentive Plan between Brainstorm Cell Therapeutics Inc. and Stacy Lindborg		Form 10-Q	Exhibit 10.8 File No. 001-36641	August 14, 2024

10.86	Restricted Stock Agreement dated as of April 21, 2024 under the 2014 Global Share Option Plan between Brainstorm Cell Therapeutics Inc. and Alla Patlis		Form 10-Q	Exhibit 10.9 File No. 001-36641	August 14, 2024

10.87	Restricted Stock Agreement dated as of April 7, 2024 under the 2014 Global Share Option Plan between Brainstorm Cell Therapeutics Inc. and Uri Yablonka		Form 10-Q	Exhibit 10.10 File No. 001-36641	August 14, 2024

19.1	Policy on Trading of Securities and Public Disclosures	‡

21	Subsidiaries of the Company.	‡

23.1	Consent of Brightman Almagor Zohar & Co., a Firm in the Deloitte Global Network.	‡

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	‡

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	‡

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡‡

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡‡

97.1	Brainstorm Cell Therapeutics Inc. Compensation Recovery Policy		Form 10-K	Exhibit 97.1 File No. 001-36641	April 1, 2024

101.SCH	Inline XBRL Taxonomy Extension Document.	‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Label Linkbase Document.	‡
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	‡
104	Cover Page Interactive Data File (formatted in inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.
‡	Filed herewith.
‡‡	Furnished herewith.

Item 16.         FORM 10-K SUMMARY.

Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: March 31, 2025	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chaim Lebovits	Chief Executive Officer	March 31, 2025
Chaim Lebovits	(Principal Executive Officer)

/s/ Alla Patlis	Interim Chief Financial Officer and Controller	March 31, 2025
Alla Patlis	(Principal Financial and Accounting Officer)

/s/ Irit Arbel		March 31, 2025
Irit Arbel	Director

/s/ Nir Naor		March 31, 2025
Nir Naor	Director

/s/ Jacob Frenkel		March 31, 2025
Jacob Frenkel	Director

/s/ Anthony Polverino		March 31, 2025
Anthony Polverino	Director

/s/ Uri Yablonka		March 31, 2025
Uri Yablonka	Director

/s/ Menghisteab Bairu		March 31, 2025
Menghisteab Bairu	Director

/s/ Stacy Lindborg		March 31, 2025
Stacy Lindborg	Director