Form 10-Q
period 2025-03-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2025-05-15
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025.

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

As of May 11, 2025, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 7,938,876.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “Brainstorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal quarter, statements regarding the market potential for treatment of neurodegenerative disorders such as amyotrophic lateral sclerosis (“ALS”), the sufficiency of our existing capital resources for continuing operations in 2024 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to the potential consequences of our potential inability to satisfy the Nasdaq Stock Market’s (the “Nasdaq”) Listing Rule 5550 by the extension date that Nasdaq granted or to meet the other conditions set forth by the Nasdaq Hearing Panel (the “Panel”) in its hearing determination letter dated March 25, 2025 (the “Determination Letter”) the outcomes of the putative securities class action and derivative lawsuits filed by five of our shareholders, the potential for more derivative lawsuits to be brought, our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broader acceptance as a treatment option for ALS, progressive multiple sclerosis (“PMS”), Alzheimer’s disease(“AD”) or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, health reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, adverse developments affecting the financial services industry, political instability, unrest and wars, such as the conflicts involving Ukraine and Russia and Israel and its surrounding regions, including our clinical development activities, our ability to improve our internal control over financial reporting, including our ability to fully remediate the identified material weakness, as well as the costs and the time associated with such efforts, and other factors described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2024. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2024 in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	March 31,	December 31,
	2025	2024
	Unaudited	Audited

	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$1,644	$187
Other accounts receivable	67	63
Prepaid expenses and other current assets	621	135
Total current assets	$2,332	$385
Long-Term Assets:
Prepaid expenses and other long-term assets	$22	$22
Restricted Cash	182	184
Operating lease right of use asset (Note 3)	653	807
Property and Equipment, Net	382	434
Total Long-Term Assets	$1,239	$1,447

Total assets	$3,571	$1,832

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payables	$6,797	$6,080
Accrued expenses	538	619
Short-term loans (Note 7)	1,200	300
Operating lease liability (Note 3)	443	549
Employees related liability	1,923	1,430
Total current liabilities	$10,901	$8,978

Long-Term Liabilities:
Operating lease liability (Note 3)	127	171
Warrants liability (Note 4)	—	447
Total long-term liabilities	$127	$618

Total liabilities	$11,028	$9,596

Stockholders’ Deficit:
Stock capital: (Note 5)	15	14

Common Stock of $0.00005 par value - Authorized: 250,000,000 shares at March 31, 2025 and at December 31, 2024 respectively; Issued and outstanding: 7,911,204 and 6,141,762 shares at March 31, 2025 and December 31, 2024 respectively

Additional paid-in-capital	222,144	218,974
Treasury stocks	(116)	(116)
Accumulated deficit	(229,500)	(226,636)
Total stockholders’ deficit	$(7,457)	$(7,764)

Total liabilities and stockholders’ deficit	$3,571	$1,832

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Three months ended
	March 31,
	2025	2024

	Unaudited
Operating expenses:

Research and development, net	$1,304	$961
General and administrative	1,785	1,513

Operating loss	(3,089)	(2,474)

Financial income, net	46	13

Gain (Loss) on change in fair value of Warrants liability (Note 4)	179	(940)

Net loss	$(2,864)	$(3,401)

Basic and diluted net loss per share from continuing operations	$(0.45)	$(0.75)	(*)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	6,342,002	4,315,903	(*)

* Retroactively adjusted (See Note 5).

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number (**)	Amount	capital	stocks	deficit	deficit
Balance as of January 1, 2024	4,032,614	13	210,258	(116)	(215,013)	(4,858)
Stock-based compensation related to stock and options granted to directors and employees	—	*	170	—	—	170
Issuance of shares in at-the-market (ATM) offering (Note 5)	530,532	*	2,539	—	—	2,539
Net loss	—	—	—	—	(3,401)	(3,401)
Balance as of March 31, 2024	4,563,146	13	212,967	(116)	(218,414)	(5,550)

*   Represents an amount less than $1.

** Retroactively adjusted (See Note 5).

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number	Amount	capital	stocks	deficit	deficit
Balance as of January 1, 2025	6,141,762	14	218,974	(116)	(226,636)	(7,764)
Stock-based compensation related to stock and options granted to directors and employees	—	*	717	—	—	717
Issuance of shares in at-the-market (ATM) offering (Note 5)	388,059	*	685	—	—	685
Exercise of warrants (Note 5)	1,381,383	1	1,768	—	—	1,769
Net loss	—	—	—	—	(2,864)	(2,864)
Balance as of March 31, 2025	7,911,204	15	222,144	(116)	(229,500)	(7,457)

*    Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2025	2024
Cash flows used in operating activities:

Net loss	$(2,864)	$(3,401)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52	64
Stock-based compensation related to options granted to employees and directors	717	170
Change in operating lease liability	4	(3)
Decrease (increase) in other accounts receivable and prepaid expenses	(490)	121
Increase (decrease) in Accounts payables	717	(264)
Gain (Loss) on change in fair value of warrants (Note 4)	179	(940)
Increase (decrease) in Employees related liability and accrued expenses	412	(690)
Total net cash used in operating activities	$(1,631)	$(3,063)
Cash flows from financing activities:
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 5)(*)	685	2,539
Proceeds from short-term loans (Note 7)	900	—
Proceeds from warrants issuance (Note 5)(*)	1,501	—
Total net cash provided by financing activities	$3,086	$2,539

Increase (decrease) in cash and cash equivalents	1,455	(524)

Cash, cash equivalents and restricted cash at the beginning of the period	$371	$1,485

Cash, cash equivalents and restricted cash at end of the period	$1,826	$961

(*) Presented after neutralizing costs of issuance.

	Three months ended
	March 31,
	2025	2024

	USD in thousands
Non-Cash Activities:
Reclassifying the warrants liabilities to equity (Note 5)	268	—

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all the research and development activities of the Company. BCT formed wholly-owned subsidiaries Brainstorm Cell Therapeutics UK Ltd., in the United Kingdom on February 19, 2013 (currently inactive), Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019. The Company formed a wholly-owned subsidiary in Delaware, Brainstorm Cell Manufacturing LLC, in August 21, 2024.

The Company’s common stock, $0.00005 par value per share (the “Common Stock”) is publicly traded on the Nasdaq Capital Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. (“Ramot”). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as ALS, also known as Lou Gherig Disease, PMS and Parkinson’s disease. The Company developed a proprietary process, called NurOwn®, for the propagation of MSCs and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.
C.	The Reverse Stock Split was effected on September 30, 2024 at 11:59 p.m. pursuant to an amendment to the Company’s Certificate of Incorporation approved by the stockholders of the Company on September 16, The Company adjusted all ordinary shares, options, warrants, per share data and exercise prices included in these financial statements for all periods presented to reflect the Reverse Stock Split. Please refer to Note 5.
D.	On July 18, 2024, the Company received a letter (the “MVLS Deficiency Notice”) from the listing qualifications department staff (the “Staff”) of Nasdaq notifying the Company that from June 2, 2024 to July 17, 2024, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). Under Nasdaq’s listing rules, the Company had 180 calendar days from this notice, until January 14, 2025 to regain compliance with Nasdaq’s MVLS.

On January 15, 2025, the Staff notified us in writing that we failed to regain compliance with the MVLS Requirement by January 14, 2025. As such, we had until January 22, 2025 to request an appeal of Nasdaq’s determination to delist, or our common stock would be delisted from The Nasdaq Capital Market at the opening of business on January 24, 2025. We promptly submitted our request to appeal Nasdaq’s determination on January 21, 2025, and on that same day, we received formal written notice from the Staff that the Nasdaq Hearing Panel (the “Panel”) would consider our appeal at an oral hearing on February 25, 2025, and that to the extent permitted by Nasdaq Listing Rules, the delisting action referenced in the Staff’s determination letter was stayed, pending a final written decision by the Panel. Subsequently, we presented our compliance plan (the “Plan”) to the Panel at the oral hearing on February 25, 2025.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 – GENERAL (Cont.):

The Extension is subject to certain conditions, including, among others, that the Company demonstrates compliance with Nasdaq Listing Rule 5550 and makes progress in completing the Plan to raise capital, as well as the provision and public disclosure of certain information prior to the Extension Date. The Company intends to provide or publicly disclose, as the case may be, the information required by the Panel’s decision within the timeframe required thereby. While the Company is actively pursuing a range of initiatives aimed at completing its Plan, the Company cannot assure its stockholders that it will be successful in raising capital or in satisfying the minimum stockholders’ equity requirement by the Extension Date.

E.	Since its inception, the Company has devoted substantially all its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of March 31, 2025, the Company had an accumulated deficit of approximately $229,000. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of March 31, 2025 the cash balance is $1,644.

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

Operating results for the three and nine months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

NOTE 3 - LEASES

As of March 31, 2025, and December 31, 2024, total right-of-use assets was approximately $653 and $807 and the operating lease liabilities for remaining long term lease was approximately $570 and $720, respectively. In the quarter ended March 31, 2025 and in the year ended December 31, 2024, the Company recognized approximately $164 and $1,467, respectively, in total lease costs. Variable lease costs for these periods were immaterial.

Supplemental cash flow and total lease cost information was as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024
Cash payments for operating leases	171	166
Operating lease expense	170	165
Finance lease expense (income)	6	(1)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

As of March 31, 2025, the Company’s operating leases had a weighted average remaining lease term of 1.25 years and a weighted average discount rate of 8.25%. Future lease payments under operating leases as of March 31, 2025 were as follows:

Operating
Leases
2025	413
2026	184
Total future lease payments	597
Less imputed interest	(27)
Total lease liability balance	570

NOTE 4 - WARRANTS LIABILITY

In July 2023, the Company issued 270,270 shares of Common Stock and 270,270 private placement warrants (“July 2023 warrants”) to purchase shares of Common Stock. The gross proceeds from this transaction were approximately $7.5 million. The Common Warrants contain provisions regarding settlement in the event of a fundamental transaction that calculate the fair value of the warrants using a prespecified volatility assumption that was not consistent with the input used to value the warrants at issuance which causes the warrants to be classified as liabilities. The Common Warrants will be measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized as financial income or expense as change in fair value of warrant liabilities in the period of change in the condensed consolidated statements of comprehensive loss. July 2023 warrants are classified as Level 3 financial instruments in the fair value hierarchy (refer to Note 6, Fair Value Measurement).

Prior to the exercising of the July 2023 warrants on March 31, 2025, the warrants were recorded at a fair value of $268, including a decrease of $179 for the three-month period ended March 31, 2025. As of March 31, 2025, the July 2023 warrants were outstanding with fair values of $268. The fair value of the warrant liability for the three – month period ended March 31, 2025 decreased by $179. The change has been recognized as loss on change in fair value of derivatives in the Company’s Consolidated Statements of Comprehensive Loss.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 5 – STOCK CAPITAL

The rights of Common Stock are as follows:

Holders of the Common Stock have the right to receive notice to participate and vote in general meetings of the Company, the right to a share in the excess of assets upon liquidation of the Company and the right to receive dividends, if declared.

The Common Stock is publicly traded on The Nasdaq Capital Market under the symbol “BCLI”.

On September 30, 2024 the Company effected the Reverse Stock Split of the Company’s Common Stock at the one- for-fifteen ratio, such that every fifteen shares of Common Stock were consolidated into one share. As a result, all share amounts were adjusted retroactively for all periods presented in these financial statements.

Private placements and public offerings:

At-the-market (ATM) Offering:

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents (as defined in the New Distribution Agreement) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock (the “Shares”), having an aggregate offering price of up to $100,000,000 (the “August 9, 2021 ATM”). Sales under the August 9, 2021 ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, sales made directly on The Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the three months ended March 31, 2025, the Company has sold 388,059 shares of Common Stock for gross proceeds of approximately $706 under the August 9, 2021, ATM. The issuance costs for the ATM are approximately $21 and the net proceeds are $685.

Securities Purchase Agreement:

On July 17, 2023, the Company entered into a Securities Purchase Agreement with the purchaser named therein, pursuant to which the Company agreed to sell, in the Offering, an aggregate of 270,270 shares of Common Stock, together with accompanying warrants (the “Common Warrants”) to purchase 270,270 shares of Common Stock, at a purchase price of $27.75 per share and accompanying warrants for gross proceeds to the Company of approximately $7.5 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Offering closed on July 19, 2023. The Common Warrants are immediately exercisable, expire five years following the date of issuance and have an exercise price of $30.00 per share. Please refer to Note 4.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 5 – STOCK CAPITAL (Cont.):

Inducement Agreement:

On March 31, 2025, the Company entered into an inducement offer (the “Warrant Inducement Agreement”) with a certain accredited and institutional holder (the “Holder”) to exercise existing warrants to purchase up to 1,381,383 shares of the Company’s common stock comprised of warrants to purchase 270,271 shares of the Company’s common stock issued on July 19, 2023 (the “2023 Existing Warrants”), and warrants to purchase 1,111,112 shares of the Company’s common stock issued on June 28, 2024 (the “2024 Existing Warrants”, and together with the 2024 Existing Warrants, the “Existing Warrants”). Pursuant to the Warrant Inducement Agreement, the Holder, upon exercise, will receive a new unregistered warrant to purchase shares of the Company’s common stock (the “New Warrant”) pursuant to Section 4(a)(2) of the Securities Act, to purchase up to equal to 200% of the number of Warrant Shares issued pursuant to the exercise of Existing Warrants pursuant to the Agreement (the “New Warrant Shares”), raising approximately $1.64 million and subject to stockholder approval and certain adjustments. On March 31, 2025, the Company issued 724,000 shares. The remaining balance of 657,383 shares was issued through May 6, 2025.

The New Warrants will have an exercise price of $1.19 per share, will be exercisable on or after the date that approval is obtained from the Company’s stockholders (the “Stockholder Approval Date”) and will expire on the five-year anniversary of the Stockholder Approval Date. The exercise price and the number of New Warrant Shares issuable upon exercise of each New Warrant are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock.

Capital Raised Since Inception:

Since its inception and as of March 31, 2025, the Company has raised approximately $182,000 gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

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

The 2014 Plans now have a shared pool of 906,666 shares of Common Stock available for issuance. As of March 31, 2025, 131,433 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company (the “Board”) administers the Company’s stock incentive compensation and equity-based plans.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 5 – STOCK CAPITAL (Cont.):

Share-based compensation to employees and to directors:

Under the 2014 Plans, the Company may award stock options to certain employees, officers, directors, and/or service providers. The stock options vest in accordance with such conditions and restrictions determined by the GNC Committee.

Stock options:

The Company did not grant stock options during the three months ended March 31, 2025.

A summary of the Company’s option activity related to options to employees and directors, and related information as of March 31, 2025, is as follows:

	For the Three months ended
	March 31, 2025
		Weighted
		average	Aggregate
	Amount of	exercise	intrinsic
	options *	price	value
		$	$
Outstanding at December 31, 2024	86,359	34.55	—
Granted	—	—	—
Forfeited	(4,720)	33.28	—
Outstanding at March 31, 2025	81,639	34.62	—
Exercisable at March 31, 2025	68,225	34.58	—

*    Represents Employee Stock Options only (not including RSUs).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on March 31, 2025, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

As of March 31, 2025, there was $123 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 1.48 years. Compensation income recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the three months ended March 31, 2025 amounted to $7. For the three months ended March 31, 2024 the Company recorded compensation expense amounted to $80.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 5 – STOCK CAPITAL (Cont.):

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

			Weighted Average
			Remaining
	Number of Shares	Weighted Average	Contractual
	of Restricted	Grant Date Fair	Term
	Stock	Value	(Years)
Nonvested as of December 31, 2024	121,286	6.69	0.72
Granted	688,666	2.14	—
Vested	136,938	3.3	—
Forfeited	—	—	—
Nonvested as of March 31, 2025	673,014	2.7	0.71

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the three months ended March 31, 2025 and March 31, 2024 amounted to $724 and $90, respectively.

As of March 31, 2025, there was $1,034 of total unrecognized compensation cost related to non-vested restricted stock under the Plan. The cost is expected to be recognized over a weighted average period of 0.86 years.

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Three months ended
	March 31,
	2025	2024
Research and development	$247	$103
General and administrative	470	67
Total stock-based compensation expense	$717	$170

Treasury Stock

The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholding upon vesting of restricted stock awards in connection with the Company’s incentive plans. The Company’s repurchases of common stock are recorded at the stock price on the vesting date of the common stock. As of March 31, 2025, the Company repurchased 1,667 shares of its common stock for $116 thousands.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 6 – FAIR VALUE MEASUREMENT

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and warrants.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, contract assets, contract liabilities and accounts payable are considered to be representative of their fair value due to the short maturity of these instruments.

Warrants Liabilities

The July 2023 warrants were classified as Level 3 financial instruments. The Company estimated the fair value of the July 2023 warrants using the Black-Scholes model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, risk-free interest rate, volatility, and time to expiration. The volatility involves unobservable inputs classified as Level 3 of the fair value hierarchy. The assumptions used to determine the fair value of the July 2023 warrants prior to exercising are as follows:

	December 31, 2024	December 31, 2023
Time to expiration	4.49 years	4.56 years
Common stock price	$2.25	$4.05	(*)
Risk-free interest rate	4.35	3.88
Volatility	123%	116%

For the Warrant Amendment Agreement please refer to Note.

* Retroactively adjusted (See Note 5).

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 – SHORT-TERM LOANS

On November 4, 2024, the Company entered into a loan agreement with a related party for a principal amount of $120,000. The loan bears interest at an annual rate of 8.5% and is required to be repaid in full no later than December 31, 2025.

Except for transactions and balances related to loans and share-based compensation to officers and directors, the Company did not engage in any other transactions or maintain any balances with related parties or executive officers during the three months period ended March 31, 2025.

On December 15, 2024, the Company entered into a short-term loan agreement with a third-party lender for a principal amount of $180,000. The loan bears interest at an annual rate of 8.5% and is required to be repaid in full no later than December 31, 2025.

On January 30, 2025, the Company entered into a short-term loan agreement with a third-party lender for a principal amount of $750,000. The loan bears interest at an annual rate of 11% and is required to be repaid in full no later than August 31, 2025.

On March 6, 2025, the Company entered into a short-term loan agreement with a third-party lender for a principal amount of approximately $100,000. The outstanding principal accrues interest at an annual rate equal to the Bank of Israel’s official monetary interest rate plus 1.5%, as published on the first business day of each calendar month. The loan is required to be repaid in full no later than March 6, 2026.

On March 13, 2025, the Company entered into a short-term loan agreement with a third-party lender for a principal amount of approximately $50,000. The maturity date of the loan was April 14, 2025. The loan was non-interest bearing and was repaid in full on April 6, 2025.

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

Recent Highlights

●	As previously disclosed, the Company has not been in compliance with the MVLS Requirement under the Nasdaq Listing Rule 5550. The Company presented its compliance plan, or the Plan, for regaining compliance with the continued listing standards under Nasdaq Listing Rule 5550 to the Panel at a hearing conducted on February 25, 2025. The Company’s Plan includes, among other items, satisfying a $2.5 million minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550 in lieu of the MVLS Requirement and conducting certain capital raising activities to attain such $2.5 million of stockholders’ equity. On March 25, 2025, we received a letter setting forth the determination of the Nasdaq Hearing Panel, granting the Company’s request for the extension to regain compliance with certain continued listing requirements of Nasdaq through the Company’s requested extension date of June 30, 2025. The extension is subject to certain conditions, including, among others, that the Company demonstrates compliance with Nasdaq Listing Rule 5550 and makes progress in completing the Plan to raise capital, as well as the provision and public disclosure of certain information prior to the Extension Date. The Company intends to provide or publicly disclose, as the case may be, the information required by the Panel’s decision within the timeframe required thereby.

On March 31, 2025, the Company entered into an inducement offer with a certain accredited and institutional holder to exercise existing warrants to purchase up to 1,381,383 shares of the Company’s common stock comprised of warrants to purchase 270,271 shares of the Company’s common stock issued on July 19, 2023, and warrants to purchase 1,111,112 shares of the Company’s common stock issued on June 28, 2024. Pursuant to the Agreement, the Holder, upon exercise, will receive a new unregistered warrant to purchase shares of the Company’s common stock to purchase up to equal to 200% of the number of Warrant Shares issued pursuant to the exercise of Existing Warrants. The transactions under the Warrant Inducement Agreement closed on April 1, 2025.

●	On April 10, 2025,the Company announced the submission of an Investigational New Drug (IND) amendment to the U.S. Food and Drug Administration (FDA) for NurOwn®, the company’s autologous mesenchymal stem cell therapy for amyotrophic lateral sclerosis (ALS).
●	On May 8, 2025, Bob Dagher presented new pharmacogenomic data of new findings on NurOwn® at the International Society for Cell & Gene Therapy (ISCT) 2025 Annual Meeting, in New Orleans. The data highlight the impact of the UNC13A genotype on clinical outcomes for amyotrophic lateral sclerosis (ALS) patients treated with NurOwn® (debamestrocel).
●	On May 13, 2025, the Company participated in the 4th Annual ALS Drug Development Summit in Boston, MA. Senior leaders shared key insights from the NurOwn® program and contributed to discussions shaping the future of ALS research.

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

On November 14, 2019, we were awarded a $495,330 grant from the National Multiple Sclerosis Society (NMSS), through its Fast Forward program, for serum and CSF biomarkers analysis in Brainstorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with PMS. As of March 31, 2025, we have received $352,156 out of the $495,330 awarded.

On June 9, 2020, we announced that The ALS Association and I AM ALS have awarded us a combined grant of $500,000 to support an ALS biomarker research study. The grant will be used to draw insights from data and samples collected from patients who participated in Brainstorm’s Phase 3 clinical trial and treated with NurOwn®, and to further the understanding of critical biomarkers associated with treatment response for people with ALS. As of March 31, 2025, we have received $400,000 out of $500,000 awarded.

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

Results of Operations

For the period from inception (September 22, 2000) until March 31, 2025, we did not generate any revenues from operations. In addition, we incurred operating costs and expenses of approximately $3,089,000 during the quarter ended March 31, 2025.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the quarter ended March 31, 2025 were $1,304,000, an increase of $343,000 compared to $961,000 for the quarter ended March 31, 2024.

This increase is due to: (i) an increase of $249,000 for costs related to payroll expenses and stock-based compensation expenses and (ii) an increase of $151,000 in connection with materials, patents and other costs. This increase was partially offset by (i) a decrease of $57,000 for costs related depreciation and travel costs.

General and Administrative

General and administrative expenses for the quarters ended March 31, 2025 and 2024 were $1,785,000 and $1,513,000, respectively. The increase of $272,000 in general and administrative expenses is mainly due to: (i) an increase of $402,000 in stock-based compensation expenses and (ii) an increase of $32,000 in consultants and stock costs. This increase was partially offset by a decrease of $162,000 in payroll expenses, rent costs, costs of our investor relations and public relations activities and in the travel costs,

Financial Expenses

Financial income for the quarter ended March 31, 2025 was $46,000 as compared to financial income of $13,000 for the quarter ended March 31, 2024 due to conversion exchange rates.

Net Loss

Net loss for the quarter ended March 31, 2025 was $2,864,000, as compared to a net loss of $3,401,000 for the quarter ended March 31, 2024. Net loss per share for the quarter ended March 31, 2025 and March 31, 2024 was $0.45 and $0.75, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the quarter ended March 31, 2025 was 6,342,002 compared to 4,315,903 for the quarter ended March 31, 2024.

The increase in the weighted average number of shares of Common Stock used in computing basic loss per share for the quarter ended March 31, 2025 was due to: (i) the issuance of shares to employees and directors; (ii) issuance and sale of shares of Common Stock pursuant to the Distribution Agreement and (iii) issuance of shares for warrants exercise.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via the ATM programs and through various grants. At March 31, 2025 cash, cash equivalents and restricted cash amounted to $1,826,000.

Net cash used in operating activities for the quarter ended March 31, 2025 was $1,631,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean room and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash provided by financing activities for the quarter ended March 31, 2025 was $3,086,000 from sales of common stock under the August 9, 2021 ATM programs, proceeds from short-term loans and warrants exercise.

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the three months ended March 31, 2025, the Company has sold 388,059 shares of Common Stock for gross proceeds of approximately $706 under the August 9, 2021, ATM.

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

On August 9, 2021, the Company entered into the New Distribution Agreement with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Exchange Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the three months ended March 31, 2025, the Company has sold 388,059 shares of Common Stock for gross proceeds of approximately $706 under the August 9, 2021, ATM. The issuance costs for the ATM are approximately $21 and the net proceeds are $685.

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

On April 1, 2025, the Company issued to an accredited and institutional holder a common warrant to purchase up to 2,762,766 shares of our Common Stock pursuant to the Warrant Inducement Agreement, in a transaction relying on the exemption under Section 4(a)(2) of the Securities Act, subject to stockholder approval and certain adjustments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, under the supervision of the Audit Committee of the Board (the “Audit Committee”) and with the participation of our Chief Executive Officer and interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on this evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting, as described below.

Notwithstanding this material weakness, the Company has concluded that the Company’s consolidated financial statements as of and for the three-month period ended March 31, 2025, are fairly presented in all material respects in accordance with U.S. generally accepted accounting principles, based on the nature of the identified control deficiency and the absence of any actual misstatements.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis.

During the quarter ended March 31, 2025, management identified a material weakness in the Company’s short-term loans initiation, review, authorization and execution controls. Although this deficiency did not result in a misstatement of the Company’s financial statements, it created a risk that a material misstatement could occur and not be prevented or detected on a timely basis. Accordingly, management concluded that this identified control deficiency constitutes a material weakness.

Remediation of Material Weakness

The Company has developed and adopted a remediation plan to address the identified material weakness. The plan establishes a defined, tiered governance structure for approval authority and sets forth clearly articulated responsibilities for the initiation, review, authorization, and execution of transactions involving this category of financial instruments, in alignment with applicable internal control standards and corporate governance principles.

Changes in Internal Control Over Financial Reporting

Other than the remediation plan adopted to address the material weakness discussed above, there have been no changes in our system of internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than the additional risk factors below, there have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10 - K for the fiscal year ended December 31, 2024.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in this Quarterly Report on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our business may be impacted by macroeconomic conditions, including fears concerning inflation, rising interest rates and volatile market conditions (including as a result of recently announced tariffs or other policy changes by the current U.S. administration), and other uncertainties beyond our control.

Our ability to effectively run our business could be adversely affected by general conditions in the global economy and in the financial services industry. Various macroeconomic factors could adversely affect our business, including fears concerning the banking sector, changes in inflation, interest rates and overall economic conditions and uncertainties (including as a result of recently announced tariffs or other policy changes by the current U.S. administration). Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. A severe or prolonged economic downturn could result in a variety of risks, including our ability to raise additional funding on a timely basis or on acceptable terms. A weak or declining economy could also impact third parties upon whom we depend to run our business. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. Moreover, significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations. Changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in April 2025, the U.S. imposed substantial tariffs on most countries throughout the world. Historically, tariffs have led to increased political and trade tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

We Have Incurred Unsecured Indebtedness That Could Adversely Affect Our Financial Condition and Results of Operations.

Between November 2024 and March 2025, we entered into several unsecured short-term loan agreements with third-party lenders in an aggregate principal amount of approximately $1.2 million to finance our working capital. As of the date of this report, we have repaid approximately $300,000 of the principal amount, and approximately $900,000 in principal remains outstanding. While the proceeds of these loans provide us with additional working capital, the incurrence of indebtedness increases our financial obligations and requires us to dedicate a portion of our cash resources to the payment of principal and interest. Our ability to make payments on this indebtedness will depend on our future financial performance, which is subject to various risks and uncertainties, including those discussed elsewhere in this report. If we are unable to secure sufficient cash flows to service our debt obligations, our business, financial condition, and results of operations could be adversely affected.

We have identified a material weakness in our system of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to fully remediate this material weakness, or if we experience additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations.

Our management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Our management has concluded that, because of this material weakness, our internal control over financial reporting was not effective as of March 31, 2025. These operational deficiencies related to the Company’s reviews and approvals of the execution of certain short term loan agreements. As a result of the material weakness, the Company’s management, under the supervision of the Audit Committee and with the participation of the Company’s Chief Executive Officer and interim Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2025.

The Company has developed and adopted a remediation plan to address the identified material weakness, and as part of the remediation plan, has adopted a short-term loan approval policy. Any actions we have taken or may take to remediate the identified material weakness are subject to continued management review supported by testing, as well as oversight by the Audit Committee. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, the accuracy and timing of our financial reporting could be materially adversely affected and we will be unable to conclude that we maintain effective internal control over financial reporting. For more information relating to the Company’s internal control over financial reporting, the material weakness that existed as of March 31, 2025 and the remediation activities undertaken by us, see Part I, Item 4, “Controls and Procedures” of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2025, the Company issued to an accredited and institutional holder a common warrant to purchase up to 2,762,766 shares of our Common Stock pursuant to the Warrant Inducement Agreement, in a transaction relying on the exemption under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, under the supervision of the Audit Committee and with the participation of our Chief Executive Officer and interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on this evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting, as described below.

Notwithstanding this material weakness, the Company has concluded that the Company’s consolidated financial statements as of and for the three-month period ended March 31, 2025, are fairly presented in all material respects in accordance with U.S. generally accepted accounting principles, based on the nature of the identified control deficiency and the absence of any misstatements.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis.

During the quarter ended March 31, 2025, management identified a material weakness in the Company’s short-term loans initiation, review, authorization and execution controls. Although this deficiency did not result in a misstatement of the Company’s financial statements, it created a risk that a material misstatement could have occurred and not be prevented or detected on a timely basis. Accordingly, management concluded that this deficiency constitutes a material weakness.

Remediation of Material Weakness

The Company has developed and adopted a remediation plan to address the identified material weakness. The plan establishes a defined, tiered governance structure for approval authority and sets forth clearly articulated responsibilities for the initiation, review, authorization, and execution of transactions involving this category of financial instruments, in alignment with applicable internal control standards and corporate governance principles.

Item 5. Other Information.

During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The following documents are filed as exhibits to this report:

Incorporated by Reference Herein
Exhibit Number	Description	Filed (or Furnished) with this Form 10-Q	Form	Exhibit & File No.	Date Filed

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix B File No. 333-61610	November 20, 2006
3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 15, 2014.		Form 8-K	Exhibit 3.1 File No. 000-54365	September 16, 2014
3.3	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated August 31, 2015.		Form 8-K	Exhibit 3.1 File No. 001-366641	September 4, 2015
3.4	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 16, 2024.		Form 8-K	Exhibit 3.1 File No. 001-366641	September 16, 2024
3.5	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 30, 2024.		Form 8-K	Exhibit 3.1 File No. 001-366641	October 1, 2024
3.6	ByLaws of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix C File No. 333-61610	November 20, 2006
3.7	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007.		Form 8-K	Exhibit 3.1 File No. 333-61610	March 27, 2007
3.8	Amendment No. 2 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of April 20, 2025.		Form 8-K	Exhibit 3.1 File No. 333-61610	April 21, 2025
4.1	Form of New Warrant		Form 8-K	Exhibit 4.1 File No. 001-36641	March 31, 2025
10.1	Form of Financial Advisory Agreement.		Form 8-K	Exhibit 1.1 File No. 001-36641	March 31, 2025
10.2	Form of Warrant Inducement Agreement, by and between the Company and the Holder identified on the signature page thereto.		Form 8-K	Exhibit 10.1 File No. 001-36641	March 31, 2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*Filed herewith

‡Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: May 15, 2025	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alla Patlis
Name: Alla Patlis
Title: Controller, Interim Chief Financial Officer (Principal Financial Officer)