Form 10-Q
period 2025-06-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2025-08-14
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025.

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00005 par value	BCLI	OTCQB Venture Market (OTCQB)

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

As of August 11, 2025, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 10,376,109.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “Brainstorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal quarter, statements regarding the market potential for treatment of neurodegenerative disorders such as amyotrophic lateral sclerosis (“ALS”), the sufficiency of our existing capital resources for continuing operations in 2025 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to the potential consequences of our delisting from The Nasdaq Stock Market (the “Nasdaq”) and move to over the OTCQB Venture Market trading which could limit the liquidity and price of our common stock; the outcomes of the putative securities class action and derivative lawsuits filed by five of our shareholders, the potential for more derivative lawsuits to be brought, our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broader acceptance as a treatment option for ALS, progressive multiple sclerosis (“PMS”), Alzheimer’s disease(“AD”) or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, health reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, adverse developments affecting the financial services industry, political instability, unrest and wars, such as the conflicts involving Ukraine and Russia and Israel and its surrounding regions, including our clinical development activities, our ability to improve our internal control over financial reporting, including our inability to remediate the identified material weakness, as well as the costs and the time associated with such efforts, and other factors described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2024. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2024 in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	June 30,	December 31,
	2025	2024
	Unaudited	Audited

	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$824	$187
Other accounts receivable	106	63
Prepaid expenses and other current assets	585	135
Total current assets	$1,515	$385
Long-Term Assets:
Prepaid expenses and other long-term assets	$24	$22
Restricted Cash	201	184
Operating lease right of use asset (Note 3)	495	807
Property and Equipment, Net	331	434
Total Long-Term Assets	$1,051	$1,447

Total assets	$2,566	$1,832

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payables	$5,997	$6,080
Accrued expenses	367	619
Short-term loans (Note 7)	101	300
Operating lease liability (Note 3)	381	549
Employees related liability	1,682	1,430
Total current liabilities	$8,528	$8,978

Long-Term Liabilities:
Operating lease liability (Note 3)	95	171
Warrants liability (Note 4)	—	447
Total long-term liabilities	$95	$618

Total liabilities	$8,623	$9,596

Stockholders’ Deficit:
Stock capital: (Note 5)	16	14

Common Stock of $0.00005 par value - Authorized: 250,000,000 shares at June 30, 2025 and at December 31, 2024 respectively; Issued and outstanding: 10,120,109 and 6,141,762 shares at June 30, 2025 and December 31, 2024 respectively

Additional paid-in-capital	226,446	218,974
Treasury stocks	(116)	(116)
Accumulated deficit	(232,403)	(226,636)
Total stockholders’ deficit	$(6,057)	$(7,764)

Total liabilities and stockholders’ deficit	$2,566	$1,832

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Six months ended			Three months ended
	June 30,			June 30,
	2025	2024		2025	2024

	Unaudited			Unaudited
Operating expenses:

Research and development, net	$2,424	$1,883		$1,120	$922
General and administrative	3,238	3,573		1,453	2,060

Operating loss	(5,662)	(5,456)		(2,573)	(2,982)

Financial income (expense), net	(284)	43		(330)	30

Gain (loss) on change in fair value of Warrants liability (Note 4)	179	529		—	(411)

Net loss	$(5,767)	$(5,942)		$(2,903)	$(2,541)

Basic and diluted net loss per share from continuing operations	$(0.77)	$(1.35)	(*)	$(0.34)	$(0.60)	(*)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	7,487,495	4,531,801	(*)	8,620,400	4,747,699	(*)

* Retroactively adjusted (See Note 5).

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number (**)	Amount	capital	stocks	deficit	deficit
Balance as of January 1, 2024	4,032,614	13	210,258	(116)	(215,013)	(4,858)
Stock-based compensation related to stock and options granted to directors and employees	—	*	170	—	—	170
Issuance of shares in at-the-market (ATM) offering (Note 5)	530,532	*	2,539	—	—	2,539
Net loss	—	—	—	—	(3,401)	(3,401)
Balance as of March 31, 2024	4,563,146	13	212,967	(116)	(218,414)	(5,550)
Stock-based compensation related to stock and options granted to directors and employees	111,721	*	194	—	—	194
Issuance of shares in at-the-market (ATM) offering (Note 5)	107,011	*	725	—	—	725
Issuance of shares for private placement (Note 5)	527,918	1	3,644	—	—	3,645
Net loss	—	—	—	—	(2,541)	(2,541)
Balance as of June 30, 2024	5,309,796	14	217,530	(116)	(220,955)	(3,527)

*   Represents an amount less than $1.

** Retroactively adjusted (See Note 5).

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

U.S. dollars in thousands

(Except share data)

			Additional				Total
	Common stock		paid-in		Treasury	Accumulated	stockholders’
	Number	Amount	capital		stocks	deficit	deficit
Balance as of January 1, 2025	6,141,762	14	218,974		(116)	(226,636)	(7,764)
Stock-based compensation related to stock and options granted to directors and employees	—	*	717		—	—	717
Issuance of shares in at-the-market (ATM) offering (Note 5)	388,059	*	685		—	—	685
Exercise of warrants (Note 5)	1,381,383	1	1,768		—	—	1,769
Net loss	—	—	—		—	(2,864)	(2,864)
Balance as of March 31, 2025	7,911,204	15	222,144		(116)	(229,500)	(7,457)
Stock-based compensation related to stock and options granted to directors and employees	—	*	503		—	—	503
Issuance of shares in at-the-market (ATM) offering (Note 5)	1,927,655	1	3,349		—	—	3,350
Debt-for-Equity Swap	281,250	*	450	**	—	—	450
Net loss	—	—	—		—	(2,903)	(2,903)
Balance as of June 30, 2025	10,120,109	16	226,446		(116)	(232,403)	(6,057)

*    Represents an amount less than $1.

** During the reporting period, the Company settled outstanding accounts payable to a supplier in the amount of $450 through the issuance of 281,250 shares of common stock. This transaction was accounted for as a debt-for-equity swap.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2025	2024	2025	2024
Cash flows from operating activities:

Net loss	$(5,767)	$(5,942)	$(2,903)	$(2,541)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	103	128	51	64
Stock-based compensation related to options granted to employees and directors	1,220	364	503	194
Change in operating lease liability	68	(7)	64	(4)
Decrease in other accounts receivable and prepaid expenses	(495)	254	(5)	133
Increase (decrease) in trade payables	(83)	386	(800)	650
Loss (gain) on change in fair value of warrants (Note 4)	(179)	529	—	(411)
Increase (decrease) in other accounts payable and accrued expenses	—	(458)	(412)	232
Total net cash used in operating activities	$(5,133)	$(4,746)	$(3,502)	$(1,683)
Cash flows from financing activities:
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 5)	4,035	3,264	3,350	725
Proceeds from Issuance of shares for private placement (Note 7) (*)	—	3,645	—	3,645
Proceeds from short-term loans (Note 7)	(199)	—	(1,099)	—
Debt-for-Equity Swap	450	—	450	—
Proceeds from warrants issuance (Note 5)(*)	1,501	—	—	—
Total net cash provided by financing activities	$5,787	$6,909	$2,701	$4,370
Increase (decrease) in cash, cash equivalents and restricted cash	654	2,163	(801)	2,687

Cash, cash equivalents and restricted cash at the beginning of the period	$371	$1,485	$1,826	$961

Cash, cash equivalents and restricted cash at end of the period	$1,025	$3,648	$1,025	$3,648

(*) Presented after neutralizing costs of issuance.

	Six months ended
	June 30,
	2025	2024

	USD in thousands
Non-Cash Activities:
Reclassifying the warrants liabilities to equity (Note 5)	268	—

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all the research and development activities of the Company. BCT formed wholly-owned subsidiaries Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019. The Company formed a wholly-owned subsidiary in Delaware, Brainstorm Cell Manufacturing LLC, in August 21, 2024.

The Company’s common stock, $0.00005 par value per share (the “Common Stock”) is publicly traded on the OTCQB Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. (“Ramot”). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as ALS, also known as Lou Gherig Disease, PMS and Parkinson’s disease. The Company developed a proprietary process, called NurOwn®, for the propagation of MSCs and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.
C.	The Reverse Stock Split was effected on September 30, 2024 at 11:59 p.m. pursuant to an amendment to the Company’s Certificate of Incorporation approved by the stockholders of the Company on September 16, The Company adjusted all ordinary shares, options, warrants, per share data and exercise prices included in these financial statements for all periods presented to reflect the Reverse Stock Split. Please refer to Note 5.
D.	On July 18, 2024, the Company received a letter (the “MVLS Deficiency Notice”) from the listing qualifications department staff (the “Staff”) of Nasdaq notifying the Company that from June 2, 2024 to July 17, 2024, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). Under Nasdaq’s listing rules, the Company had 180 calendar days from this notice, until January 14, 2025 to regain compliance with Nasdaq’s MVLS.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 – GENERAL (Cont.):

On July 17, 2025, the Company announced that it has received a delisting notification from The Nasdaq Stock Market LLC, informing the company that its common stock will be delisted from the Nasdaq Capital Market. Trading of BrainStorm’s common stock on Nasdaq was suspended at the open of trading on July 18, 2025.

The delisting is a result of the company’s non-compliance with Nasdaq Listing Rule 5550(b)(1), pertaining to its minimum shareholder equity requirement.

The Company’s shares started trading on the OTCQB Venture Market under the same symbol, BCLI, beginning at the open of trading on July 18, 2025.

E.	Since its inception, the Company has devoted substantially all its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of June 30, 2025, the Company had an accumulated deficit of approximately $232,000. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of June 30, 2025 the cash, cash equivalents and restricted cash amounted to $1,025.
F.	The Company’s primary sources of cash have been proceeds from the issuance and sale of its Common Stock and warrants, the exercise of warrants, sales of Common Stock via its at-the-market (“ATM”) program and other funding transactions. While the Company was able to raise financing in the past, there can be no assurance that it will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company has not yet commercialized any of its product candidates. Even if the Company commercializes one or more of its product candidates, it may not become profitable in the near-term. The Company’s ability to achieve profitability depends on several factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership.

Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Management’s plan includes raising funds from outside potential investors, however, as mentioned above, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. The condensed interim financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

Operating results for the six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 3 - LEASES

As of June 30, 2025, and December 31, 2024, total right-of-use assets was approximately $495 and $807 and the operating lease liabilities for remaining long term lease was approximately $476 and $720, respectively. In the six months ended June 30, 2025 and in the year ended December 31, 2024, the Company recognized approximately $342 and $324, respectively, in total lease costs. Variable lease costs for these periods were immaterial.

Supplemental cash flow and total lease cost information was as follows:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2025	2024
Cash payments for operating leases	342	331
Operating lease expense	338	328
Finance lease expense (income)	76	(4)

As of June 30, 2025, the Company’s operating leases had a weighted average remaining lease term of 1.08 years and a weighted average discount rate of 8.00%. Future lease payments under operating leases as of June 30, 2025 were as follows:

Operating
Leases
2025	291
2026	203
Total future lease payments	494
Less imputed interest	(18)
Total lease liability balance	476

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

Prior to the exercising of the July 2023 warrants on March 31, 2025, the warrants were recorded at a fair value of $268, including a decrease of $179 for the three-month period ended March 31, 2025 . As of March 31, 2025, the July 2023 warrants were outstanding with fair values of $268. The fair value of the warrant liability for the three-month period ended March 31, 2025 decreased by $179. The change has been recognized as loss on change in fair value of derivatives in the Company’s Consolidated Statements of Comprehensive Loss. The warrants were part of the March 31, 2025 warrant inducement agreement and as of June 30, 2025 no warrant liability exists.

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

The Common Stock is publicly traded on OTCQB Venture Market, a U.S. trading platform operated by OTC Markets Group. under the symbol “BCLI”. On September 30, 2024 the Company effected the Reverse Stock Split of the Company’s Common Stock at the one-for-fifteen ratio, such that every fifteen shares of Common Stock were consolidated into one share. As a result, all share amounts were adjusted retroactively for all periods presented in these financial statements.

Private placements and public offerings:

At-the-market (ATM) Offering:

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents (as defined in the New Distribution Agreement) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock (the “Shares”), having an aggregate offering price of up to $100,000,000 (the “August 9, 2021 ATM”). Sales under the August 9, 2021 ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, sales made directly on The Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the six months ended June 30, 2025, the Company has sold 2,311,940 shares of Common Stock for gross proceeds of approximately $4,149 under the August 9, 2021, ATM. The issuance costs for the ATM are approximately $114 and the net proceeds are $4,035. As discussed in Note 1 above, the Company’s common stock has been delisted from the Nasdaq and now trades on the OTCQB Venture Market. Accordingly, the August 9, 2021 ATM may no longer be available for use by the Company.

Securities Purchase Agreement:

On July 17, 2023, the Company entered into a Securities Purchase Agreement with the purchaser named therein, pursuant to which the Company agreed to sell, in the Offering, an aggregate of 270,270 shares of Common Stock, together with accompanying warrants (the “Common Warrants”) to purchase 270,270 shares of Common Stock, at a purchase price of $27.75 per share and accompanying warrants for gross proceeds to the Company of approximately $7,500, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Offering closed on July 19, 2023. The Common Warrants are immediately exercisable, expire five years following the date of issuance and have an exercise price of $30.00 per share. Please refer to Note 4.

On June 27, 2024, the Company entered into a Securities Purchase Agreement with the purchaser, pursuant to which the Company agreed to sell, (i) an aggregate of 527,918 registered shares of the Company’s Common Stock, (ii) registered pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 212,823 shares of Common Stock and (iii) unregistered warrants to purchase up to 1,111,111 shares of Common Stock, at a purchase price of $5.4 per share of Common Stock and accompanying Common Warrant, or $5.399 per Pre-Funded Warrant and accompanying Common Warrant. The Offering of the Securities yielded gross proceeds to the Company of approximately $4,000, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The issuance costs for the ATM are approximately $356 and the net proceeds are $3,644. The Offering closed on June 28, 2024. The Warrants will be exercisable six months after the issuance date, will expire five years following the date of issuance and have an exercise price of $5.868 per share. Each Pre-Funded Warrant is immediately exercisable for one share of Common Stock (the “Pre-Funded Warrant Shares”) at an exercise price of $0.00005 per share and will remain exercisable until the Pre-Funded Warrants are exercised in full.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 5 – STOCK CAPITAL (Cont.):

Inducement Agreement:

On March 31, 2025, the Company entered into an inducement offer (the “Warrant Inducement Agreement”) with a certain accredited and institutional holder (the “Holder”) to exercise existing warrants to purchase up to 1,381,383 shares of the Company’s common stock comprised of warrants to purchase 270,271 shares of the Company’s common stock issued on July 19, 2023 (the “2023 Existing Warrants”), and warrants to purchase 1,111,112 shares of the Company’s common stock issued on June 28, 2024 (the “2024 Existing Warrants”, and together with the 2024 Existing Warrants, the “Existing Warrants”). Pursuant to the Warrant Inducement Agreement, the Holder, upon exercise, will receive a new unregistered warrant to purchase shares of the Company’s common stock (the “New Warrant”) pursuant to Section 4(a)(2) of the Securities Act, to purchase up to equal to 200% of the number of Warrant Shares issued pursuant to the exercise of Existing Warrants pursuant to the Agreement (the “New Warrant Shares”), raising approximately 1.64 million and subject to stockholder approval and certain adjustments. On March 31, 2025, the Company issued 724,000 shares. The remaining balance of 657,383 shares was issued through May 6, 2025.

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

Capital Raised Since Inception:

Since its inception and as of June 30, 2025, the Company has raised approximately $185,000 gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

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

On June 25, 2025, the Company held its 2025 Annual Meeting of Stockholders. The stockholders of the Company approved amendments to the Company’s 2014 Stock Incentive Plan and the Company’s 2014 Global Share Option Plan (collectively, the “2014 Plans”) to increase the shared pool of shares available for issuance under the 2014 Plans by 2,000,000 shares from 906,666 shares to 2,906,666 shares.

The 2014 Plans now have a shared pool of 2,906,666 shares of Common Stock available for issuance. As of June 30, 2025, 1,931,433 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company (the “Board”) administers the Company’s stock incentive compensation and equity-based plans.

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

Stock options:

The Company did not grant stock options during the six months ended June 30, 2025.

A summary of the Company’s option activity related to options to employees and directors, and related information as of June 30, 2025, is as follows:

	For the Six months ended
	June 30, 2025
		Weighted
		average	Aggregate
	Amount of	exercise	intrinsic
	options *	price	value
		$	$
Outstanding at December 31, 2024	86,359	34.55	—
Granted	—	—	—
Forfeited	(5,164)	31.38	—
Outstanding at June 30, 2025	81,195	34.75	—
Exercisable at June 30, 2025	67,781	34.74	—

*    Represents Employee Stock Options only (not including RSUs).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on June 30, 2025, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

As of June 30, 2025, there was $93 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 1.38 years. Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the six months ended June 30, 2025 and 2024 amounted to $22 and $160, respectively.

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

			Weighted Average
			Remaining
	Number of Shares	Weighted Average	Contractual
	of Restricted	Grant Date Fair	Term
	Stock	Value	(Years)
Nonvested as of December 31, 2024	121,286	6.69	0.72
Granted	688,666	2.14	—
Vested	136,938	3.3	—
Forfeited	—	—	—
Nonvested as of June 30, 2025	673,014	2.7	0.46

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the six months ended June 30, 2025 and June 30, 2024 amounted to $1,197 and $204, respectively.

As of June 30, 2025, there was $496 of total unrecognized compensation cost related to non-vested restricted stock under the Plan. The cost is expected to be recognized over a weighted average period of 0.97 years.

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Six months ended
	June 30,
	2025	2024
Research and development	$427	$179
General and administrative	793	185
Total stock-based compensation expense	$1,220	$364

Treasury Stock

The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholding upon vesting of restricted stock awards in connection with the Company’s incentive plans. The Company’s repurchases of common stock are recorded at the stock price on the vesting date of the common stock. As of June 30, 2025, the Company repurchased 1,667 shares of its common stock for $116 thousands.

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

As of June 30, 2025 the total balance of warrants liability is 0. See Note 5.

* Retroactively adjusted (See Note 5).

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 – SHORT-TERM LOANS

On November 4, 2024, the Company entered into a loan agreement with a related party for a principal amount of $120,000. The loan bears interest at an annual rate of 8.5% and is required to be repaid in full no later than December 31, 2025. The loan was repaid on May 21, 2025.

On December 15, 2024, the Company entered into a short-term loan agreement with a third-party lender for a principal amount of $180,000. The loan bears interest at an annual rate of 8.5% and is required to be repaid in full no later than December 31, 2025. The loan was repaid on May 21, 2025.

On January 30, 2025, the Company entered into a short-term loan agreement with a third-party lender for a principal amount of $750,000. The loan bears interest at an annual rate of 11% and is required to be repaid in full no later than August 31, 2025. The loan was repaid on May 20, 2025.

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

Except for transactions and balances related to loans and share-based compensation to officers and directors, the Company did not engage in any other transactions or maintain any balances with related parties or executive officers during the six months period ended June 30, 2025.

NOTE 8 – SUBSEQUENT EVENTS

On July 17, 2025, the Company announced that it has received a delisting notification from The Nasdaq Stock Market LLC, informing the company that its common stock will be delisted from the Nasdaq Capital Market. Trading of BrainStorm’s common stock on Nasdaq was suspended at the open of trading on July 18, 2025.The delisting is a result of the company’s non-compliance with Nasdaq Listing Rule 5550(b)(1), pertaining to its minimum shareholder equity requirement. The Company’s shares started trading on the OTCQB Venture Market, a U.S. trading platform operated by OTC Markets Group, under the same symbol, BCLI, beginning at the open of trading on July 18, 2025.

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

Recent Highlights

●	As previously disclosed, the Company has not been in compliance with the MVLS Requirement under the Nasdaq Listing Rule 5550. The Company presented its compliance plan, or the Plan, for regaining compliance with the continued listing standards under Nasdaq Listing Rule 5550 to the Panel at a hearing conducted on February 25, 2025. The Company’s Plan includes, among other items, satisfying a $2.5 million minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550 in lieu of the MVLS Requirement and conducting certain capital raising activities to attain such $2.5 million of stockholders’ equity. On March 25, 2025, we received a letter setting forth the determination of the Nasdaq Hearing Panel, granting the Company’s request for the extension to regain compliance with certain continued listing requirements of Nasdaq through the Company’s requested extension date of June 30, 2025. On July 17, 2025, the Company announced that it has received a delisting notification from The Nasdaq Stock Market LLC, informing the company that its common stock will be delisted from the Nasdaq Capital Market. Trading of BrainStorm’s common stock on Nasdaq was suspended at the open of trading on July 18, 2025. The delisting is a result of the company’s non-compliance with Nasdaq Listing Rule 5550(b)(1), pertaining to its minimum shareholder equity requirement. The Company has already secured approval for its common stock to be quoted on the OTCQB Venture Market, a U.S. trading platform operated by OTC Markets Group. The Company’s shares started trading on the OTCQB under the same symbol, BCLI, beginning at the open of trading on July 18, 2025.

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

●	On April 10, 2025,the Company announced the submission of an Investigational New Drug (IND) amendment to the U.S. Food and Drug Administration (FDA) for NurOwn®, the company’s autologous mesenchymal stem cell therapy for amyotrophic lateral sclerosis (ALS).
●	On May 8, 2025, Bob Dagher presented new pharmacogenomic data of new findings on NurOwn® at the International Society for Cell & Gene Therapy (ISCT) 2025 Annual Meeting, in New Orleans. The data highlight the impact of the UNC13A genotype on clinical outcomes for amyotrophic lateral sclerosis (ALS) patients treated with NurOwn® (debamestrocel).
●	On May 13, 2025, the Company participated in the 4th Annual ALS Drug Development Summit in Boston, MA. Senior leaders shared key insights from the NurOwn® program and contributed to discussions shaping the future of ALS research.
●	On May 19, 2025, the Company announced that FDA has cleared the company to initiate its Phase 3b clinical trial of NurOwn® for the treatment of ALS

●	On May 27, 2025, the Company has signed a Letter of Intent (LOI) with Minaris Advanced Therapies, a global contract development and manufacturing organization (CDMO) specializing in cell and gene therapies, to manufacture NurOwn® for its upcoming clinical trial.
●	On June 16, 2025, the Company announced new survival data from 10 participants in its Expanded Access Program (EAP) for NurOwn® in ALS. The EAP enrolled 10 participants who had previously completed the Phase 3 clinical trial.
●	On July 8, 2025, the Company acknowledged that the FDA consideration of a Citizen Petition requesting a new review of the data supporting NurOwn will provide a critical opportunity to reaffirm its potential as therapy for ALS. A Citizen Petition, submitted to the FDA under the Federal Food, Drug, and Cosmetic Act (21 CFR § 10.30), is a regulatory process that allows any interested party to formally request the Agency to take action on specific matters, such as reviewing data, issuing new guidance, or taking enforcement action. In this case, the Citizen Petition is requesting that the FDA review the data supporting NurOwn.

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

On November 14, 2019, we were awarded a $495,330 grant from the National Multiple Sclerosis Society (NMSS), through its Fast Forward program, for serum and CSF biomarkers analysis in Brainstorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with PMS. As of June 30, 2025, we have received $352,156 out of the $495,330 awarded.

On June 9, 2020, we announced that The ALS Association and I AM ALS have awarded us a combined grant of $500,000 to support an ALS biomarker research study. The grant will be used to draw insights from data and samples collected from patients who participated in Brainstorm’s Phase 3 clinical trial and treated with NurOwn®, and to further the understanding of critical biomarkers associated with treatment response for people with ALS. As of June 30, 2025, we have received $400,000 out of $500,000 awarded.

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

Results of Operations

For the period from inception (September 22, 2000) until June 30, 2025, we did not generate any revenues from operations. In addition, we incurred operating costs and expenses of approximately $2,573,000 during the three months ended June 30, 2025, compared to $2,982,000 during the three months ended June 30, 2024. We incurred operating costs and expenses of approximately $5,662,000 during the six months ended June 30, 2025, compared to $5,456,000 during the six months ended June 30, 2024.

Research and Development

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the three months ended June 30, 2025 were $1,120,000, an increase of $198,000 compared to $922,000 for the three months ended June 30, 2024.

This increase is due to: (i) an increase of $138,000 for costs related to payroll expenses and stock-based compensation expenses and (ii) an increase of $163,000 in connection with clinical activities suppliers, rent and other costs. This increase was partially offset by a decrease of $103,000 for costs related to materials, patents, depreciation and travel costs.

Our research and development expenditures, net for the six months ended June 30, 2025 were $2,424,000, an increase of $541,000 compared to $1,883,000 for the six months ended June 30, 2024.

This increase is due to: (i) an increase of $387,000 for costs related to payroll expenses and stock-based compensation expenses and (ii) an increase of $294,000 in connection with clinical activities suppliers, patents, rent and other costs. This increase was partially offset by a decrease of $140,000 for costs related to materials, depreciation and travel costs.

General and Administrative

General and administrative expenses for the three months ended June 30, 2025 and 2024 were $1,453,000 and $2,060,000, respectively. The decrease in general and administrative expenses of $607,000 is primarily due to decrease in payroll, PR activities, rent costs,  depreciation and consultants’ costs. This decrease was partially offset by an increase in stock-based compensation expenses and stock management costs.

General and administrative expenses for the six months ended June 30, 2025 and 2024 were $3,238,000 and $3,573,000, respectively. The decrease in general and administrative expenses of $335,000 is primarily due to a decrease for costs related to payroll, PR activities, rent and consultants’ costs. This decrease was partially offset by an increase in stock-based compensation expenses and stock management costs.

Financial Expenses

Financial expense for the three months ended June 30, 2025 was $330,000 compared to financial income of $30,000 for the three months ended June 30, 2024, due to conversion exchange rates.

Financial expense for the six months ended June 30, 2025 was $284,000 compared to financial income of $43,000 for the six months ended June 30, 2024 as a result of interest paid for loans and due to conversion exchange rates.

Net Loss

Net loss for the three months ended on June 30, 2025 was $2,903,000, compared to a net loss of $2,541,000 for the three months ended June 30, 2024. Net loss per share for the three months ended June 30, 2025 and 2024 was $0.34 and $0.60, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended June 30, 2025 was 8,620,400, compared to 4,747,699 for the three months ended June 30, 2024.

Net loss for the six months ended on June 30, 2025 was $5,767,000, compared to a net loss of $5,942,000 for the six months ended June 30, 2024. Net loss per share for the six months ended June 30, 2025 and 2024 was $0.77 and $1.35, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the six months ended June 30, 2025 was 7,487,495, compared to 4,531,801 for the six months ended June 30, 2024.

Additional funding will be required to begin the commercialization efforts and to achieve a level of sales adequate to support the Company’s cost structure.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales of Common Stock via its August 9, 2021 ATM program and other funding transactions. While the Company has been successful in raising financing recently and in the past, there can be no assurance that it will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all.  The Company’s common stock has been delisted from the Nasdaq and now trades on the OTCQB Venture Market.  Accordingly, the August 9, 2021 ATM may no longer be available for use by the Company.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via the ATM programs and through various grants. At June 30, 2025 cash, cash equivalents and restricted cash amounted to $1,025,000.

Net cash used in operating activities for the six months ended June 30, 2025 was $5,133,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean room and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash provided by financing activities for the six months ended June 30, 2025 was $5,787,000 from sales of common stock under the August 9, 2021 ATM programs, proceeds from short-term loans and warrants exercise.

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the six months ended June 30, 2025, the Company has sold 2,311,940 shares of Common Stock for gross proceeds of approximately $4,149 under the August 9, 2021, ATM.

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

On August 9, 2021, the Company entered into the New Distribution Agreement with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Exchange Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the six months ended June 30, 2025, the Company has sold 2,311,940 shares of Common Stock for gross proceeds of approximately $4,149 under the August 9, 2021, ATM.

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

On June 27, 2024, the Company entered into a Securities Purchase Agreement with the purchaser, pursuant to which the Company agreed to sell, (i) an aggregate of 527,918 registered shares of the Company’s common stock, (ii) the Pre-Funded Warrants to purchase up to 212,823 shares of Common Stock and (iii) unregistered warrants to purchase up to 1,111,111 shares of Common Stock, at a purchase price of $5.40 per share of Common Stock and accompanying Common Warrant, or $5.399 per Pre-Funded Warrant and accompanying Common Warrant. The Offering of the Securities yielded gross proceeds to the Company of approximately $4.0 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Offering closed on June 28, 2024. The Warrants will be exercisable six months after the issuance date, will expire five years following the date of issuance and have an exercise price of $5.868 per share. The Pre-Funded Warrant Shares are immediately exercisable at an exercise price of $0.00005 per share and will remain exercisable until the Pre-Funded Warrants are exercised in full.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, under the supervision of the Audit Committee of the Board (the “Audit Committee”) and with the participation of our Chief Executive Officer and interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on this evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting, as described below.

Notwithstanding this material weakness, the Company has concluded that the Company’s consolidated financial statements as of and for the six-month period ended June 30, 2025, are fairly presented in all material respects in accordance with U.S. generally accepted accounting principles, based on the nature of the identified control deficiency and the absence of any actual misstatements.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis.

During the quarter ended June 30, 2025, management identified a material weakness in the Company’s short-term loans initiation, review, authorization and execution controls. Although this deficiency did not result in a misstatement of the Company’s financial statements, it created a risk that a material misstatement could occur and not be prevented or detected on a timely basis. Accordingly, management concluded that this identified control deficiency constitutes a material weakness.

Remediation of Material Weakness

The Company has developed and adopted a remediation plan to address the identified material weakness. The plan establishes a defined, tiered governance structure for approval authority and sets forth clearly articulated responsibilities for the initiation, review, authorization, and execution of transactions involving this category of financial instruments, in alignment with applicable internal control standards and corporate governance principles. We believe that this action will be effective in remediating the material weakness described above. However, the material weakness cannot be remediated until controls operate for a sufficient period of time and management concludes, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the remediation plan adopted to address the material weakness discussed above, there have been no changes in our system of internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 22, 2024, 3D Communications, LLC filed a lawsuit against the Company in the U.S. District Court for the District of Delaware, captioned 3D Communications, LLC v. Brainstorm Cell Therapeutics, Inc., Case No. 1:24-cv-01286. The Complaint in this lawsuit brings a claim for breach of contract, and alleges that 3D Communications, LLC provided certain consulting and other services to the Company relating to a master services agreement and statement of work, and the Company has not timely paid the corresponding invoices. The Company has filed an Answer to the Complaint, and the Court has entered a scheduling order, which sets the following deadlines: amended pleadings due by June 27, 2025, fact discovery completed by October 31, 2025, and dispositive motions due by 1/30/2026. 3D Communications, LLC seeks monetary damages relating to the master services agreement and statement of work, as well as attorneys’ fees and costs. 3D Communications, LLC seeks monetary damages relating to the master services agreement and statement of work, as well as attorneys’ fees and costs.

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

We recently transferred the trading of our common stock from The Nasdaq Stock Market to the OTCQB Venture Market after our common stock was delisted from The Nasdaq. Because our common stock is quoted on the OTCQB Venture Market, your ability to sell your shares in the secondary trading market may be limited.

On July 17, 2025, the Company announced that it has received a delisting notification from The Nasdaq, informing the company that its common stock will be delisted from the Nasdaq Capital Market. Trading of our common stock on Nasdaq was suspended at the open of trading on July 18, 2025.The delisting is a result of our non-compliance with Nasdaq Listing Rule 5550(b)(1), pertaining to its minimum shareholder equity requirement. The Company’s shares started trading on the OTCQB Venture Market, a U.S. trading platform operated by OTC Markets Group, under the same symbol, BCLI, beginning at the open of trading on July 18, 2025.

As a result of the transfer of the our common stock from Nasdaq to the OTCQB Venture Market, we anticipate that our stockholders could experience negative consequences related to our securities, including but not limited to: limited availability of market quotations for our securities; a reduced level of trading activity in the secondary trading market for shares of our common stock; a limited amount of analyst coverage; and decreased ability to issue additional securities or obtain additional financing in the future.

Because our common stock is quoted on the OTCQB Venture Market, your ability to sell your shares in the secondary trading market may be limited. Since July 18, 2025, the OTCQB Venture Marke is the only liquidity platform for our common stock. We cannot assure our stockholders that our common stock will continue to trade on this liquidity platform, whether broker-dealers will continue to provide public quotes of our common stock on this liquidity platform, whether the trading volume of our common stock will be sufficient to provide for respective efficient liquidity platforms or whether quotes for our common stock will continue on this liquidity platform in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was listed on a national securities exchange.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Shares of our common stock were considered to be covered securities because they were listed on the Nasdaq Capital Markets. Because our common stock is no longer listed on the Nasdaq Capital Market, our common stock is not deemed covered securities and we are subject to regulation in each state in which we offer our securities.

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

We Have Incurred Unsecured Indebtedness That Could Adversely Affect Our Financial Condition and Results of Operations.

Between November 2024 and March 2025, we entered into several unsecured short-term loan agreements with third-party lenders in an aggregate principal amount of approximately $1.2 million to finance our working capital. As of the date of this report, we have repaid approximately $1.1 million of the principal amount, and approximately $100,000 in principal remains outstanding. While the proceeds of these loans provide us with additional working capital, the incurrence of indebtedness increases our financial obligations and requires us to dedicate a portion of our cash resources to the payment of principal and interest. Our ability to make payments on this indebtedness will depend on our future financial performance, which is subject to various risks and uncertainties, including those discussed elsewhere in this report. If we are unable to secure sufficient cash flows to service our debt obligations, our business, financial condition, and results of operations could be adversely affected.

We have identified a material weakness in our system of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If not remediated, this material weakness could result in material misstatements in our consolidated financial statements. We may be unable to develop, implement and maintain appropriate controls in future periods.

Our management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Our management has concluded that, because of this material weakness, our internal control over financial reporting was not effective as of June 30, 2025. These operational deficiencies related to the Company’s reviews and approvals of the execution of certain short term loan agreements. As a result of the material weakness, the Company’s management, under the supervision of the Audit Committee and with the participation of the Company’s Chief Executive Officer and interim Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2025.

Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully developed and implemented. Until our remediation plan is fully implemented, our management will continue to devote significant time, attention and financial resources to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that our future consolidated financial statements could contain errors that will be undetected. Further and continued determinations that there are one or more material weaknesses in the effectiveness of the Company’s internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements. For more information relating to the Company’s internal control over financial reporting, the material weakness that existed as of June 30, 2025 and the remediation activities undertaken by us, see Part I, Item 4, “Controls and Procedures” of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered equity securities sold from April 1, 2025 to June 30, 2025, other than as previously disclosed in our current reports on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The following documents are filed as exhibits to this report:

Incorporated by Reference Herein
Exhibit Number	Description	Filed (or Furnished) with this Form 10-Q	Form	Exhibit & File No.	Date Filed

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix B File No. 333-61610	November 20, 2006
3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 15, 2014.		Form 8-K	Exhibit 3.1 File No. 000-54365	September 16, 2014
3.3	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated August 31, 2015.		Form 8-K	Exhibit 3.1 File No. 001-366641	September 4, 2015
3.4	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 16, 2024.		Form 8-K	Exhibit 3.1 File No. 001-366641	September 16, 2024
3.5	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 30, 2024.		Form 8-K	Exhibit 3.1 File No. 001-366641	October 1, 2024
3.6	ByLaws of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix C File No. 333-61610	November 20, 2006
3.7	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007.		Form 8-K	Exhibit 3.1 File No. 333-61610	March 27, 2007
3.8	Amendment No. 2 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of April 20, 2025.		Form 8-K	Exhibit 3.1 File No. 333-61610	April 21, 2025
4.1	Form of New Warrant		Form 8-K	Exhibit 4.1 File No. 001-36641	March 31, 2025
10.1	Amendment No. 5 to Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan.		Form 8-K	Exhibit 10.6 File No. 001-36641	June 25, 2025
10.2	Amendment No. 5 to Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan.		Form 8-K	Exhibit 10.12 File No. 001-36641	June 25, 2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*Filed herewith

‡Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: August 14, 2025	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alla Patlis
Name: Alla Patlis
Title: Controller, Interim Chief Financial Officer (Principal Financial Officer)