Form 10-Q
period 2025-09-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2025-11-14
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2025.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 11, 2025, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 11,034,775.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “Brainstorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal quarter, statements regarding the market potential for treatment of neurodegenerative disorders such as amyotrophic lateral sclerosis (“ALS”), the sufficiency of our existing capital resources for continuing operations in 2025 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to the potential consequences of our delisting from The Nasdaq Stock Market (the “Nasdaq”) and our common stock trading on the OTCQB Venture Market on the liquidity and price of our common stock; the outcomes of the putative securities class action and derivative lawsuits filed by five of our shareholders, the potential for more derivative lawsuits to be brought, our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broader acceptance as a treatment option for ALS, progressive multiple sclerosis (“PMS”), Alzheimer’s disease(“AD”) or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, adverse developments affecting the financial services industry, political instability, unrest and wars, such as the conflicts involving Ukraine and Russia and Israel and its surrounding regions, including our clinical development activities, our ability to improve our internal control over financial reporting, including our inability to remediate the identified material weakness, as well as the costs and the time associated with such efforts, and other factors described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2024. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2024 in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2025

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2025

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	September 30,	December 31,
	2025	2024
	Unaudited	Audited

	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$5	$187
Other accounts receivable	80	63
Prepaid expenses and other current assets	423	135
Total current assets	$508	$385

Long-Term Assets:
Prepaid expenses and other long-term assets	$24	$22
Restricted Cash	231	184
Operating lease right of use asset (Note 3)	334	807
Property and Equipment, Net	283	434
Total Long-Term Assets	$872	$1,447

Total assets	$1,380	$1,832

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payables	$6,420	$6,080
Accrued expenses	350	619
Short-term loans (Note 7)	101	300
Operating lease liability (Note 3)	276	549
Employees related liability	1,876	1,430
Total current liabilities	$9,023	$8,978

Long-Term Liabilities:
Operating lease liability (Note 3)	50	171
Warrants liability (Note 4)	—	447
Total long-term liabilities	$50	$618

Total liabilities	$9,073	$9,596

Stockholders’ Deficit:
Stock capital: (Note 5)	16	14

Common Stock of $0.00005 par value - Authorized: 250,000,000 shares at September 30, 2025 and at December 31, 2024 respectively; Issued and outstanding: 11,034,775 and 6,141,762 shares at September 30, 2025 and December 31, 2024 respectively

Additional paid-in-capital	226,916	218,974
Treasury stocks	(116)	(116)
Accumulated deficit	(234,509)	(226,636)
Total stockholders’ deficit	$(7,693)	$(7,764)

Total liabilities and stockholders’ deficit	$1,380	$1,832

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Nine months ended			Three months ended
	September 30,			September 30,
	2025	2024		2025	2024

	Unaudited			Unaudited
Operating expenses:

Research and development, net	$3,323	$2,928		$899	$1,045
General and administrative	4,386	5,576		1,148	2,003

Operating loss	(7,709)	(8,504)		(2,047)	(3,048)

Financial income (expense), net	(343)	(11)		(59)	(54)

Gain (loss) on change in fair value of Warrants liability (Note 4)	179	(135)		—	394

Net loss	$(7,873)	$(8,650)		$(2,106)	$(2,708)

Basic and diluted net loss per share from continuing operations	$(0.91)	$(1.80)	(*)	$(0.19)	$(0.51)	(*)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	8,673,908	4,793,026	(*)	11,008,047	5,309,796	(*)

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

U.S. dollars in thousands

(Except share data)

			Additional				Total
	Common stock		paid-in		Treasury	Accumulated	stockholders’
	Number	Amount	capital		stocks	deficit	deficit
Balance as of January 1, 2025	6,141,762	14	218,974		(116)	(226,636)	(7,764)
Stock-based compensation related to stock and options granted to directors and employees	—	*	717		—	—	717
Issuance of shares in at-the-market (ATM) offering (Note 5)	388,059	*	685		—	—	685
Exercise of warrants (Note 5)	1,381,383	1	1,768		—	—	1,769
Net loss	—	—	—		—	(2,864)	(2,864)
Balance as of March 31, 2025	7,911,204	15	222,144		(116)	(229,500)	(7,457)
Stock-based compensation related to stock and options granted to directors and employees	—	*	503		—	—	503
Issuance of shares in at-the-market (ATM) offering (Note 5)	1,927,655	1	3,349		—	—	3,350
Debt-for-Equity Swap	281,250	*	450	**	—	—	450
Net loss	—	—	—		—	(2,903)	(2,903)
Balance as of June 30, 2025	10,120,109	16	226,446		(116)	(232,403)	(6,057)
Stock-based compensation related to stock and options granted to directors and employees	658,666	*	157		—	—	157
Issuance of shares in at-the-market (ATM) offering (Note 5)	256,000	*	313		—	—	313
Net loss	—	—	—		—	(2,106)	(2,106)
Balance as of September 30, 2025	11,034,775	16	226,916		(116)	(234,509)	(7,693)

*    Represents an amount less than $1.

** During the reporting period, the Company settled outstanding accounts payable to a supplier in the amount of $450 through the issuance of 281,250 shares of common stock. This transaction was accounted for as a debt-for-equity swap.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2025	2024	2025	2024
Cash flows from operating activities:

Net loss	$(7,873)	$(8,650)	$(2,106)	$(2,708)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	151	187	48	59
Stock-based compensation related to options granted to employees and directors	1,377	542	157	178
Change in operating lease liability	79	23	11	30
Decrease in other accounts receivable and prepaid expenses	(307)	403	188	149
Increase (decrease) in trade payables	340	(351)	423	(737)
Loss (gain) on change in fair value of warrants (Note 4)	(179)	135	—	(394)
Increase (decrease) in other accounts payable and accrued expenses	177	(334)	177	124
Total net cash used in operating activities	$(6,235)	$(8,045)	$(1,102)	$(3,299)
Cash flows from financing activities:
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 5)	4,348	3,264	313	—
Proceeds from Issuance of shares for private placement (Note 7) (*)	—	3,645	—	—
Proceeds from short-term loans (Note 7)	(199)	—	—	—
Debt-for-Equity Swap	450	—	—	—
Proceeds from warrants issuance (Note 5)(*)	1,501	—	—	—
Total net cash provided by financing activities	$6,100	$6,909	$313	$—
Decrease in cash, cash equivalents and restricted cash	(135)	(1,136)	(789)	(3,299)

Cash, cash equivalents and restricted cash at the beginning of the period	$371	$1,485	$1,025	$3,648

Cash, cash equivalents and restricted cash at end of the period	$236	$349	$236	$349

(*) Presented after neutralizing costs of issuance.

	Nine months ended
	September 30,
	2025	2024

	USD in thousands
Non-Cash Activities:
Reclassifying the warrants liabilities to equity (Note 5)	268	—

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

The Company’s shares started trading on the OTCQB Venture Market under the same symbol, BCLI, beginning at the open of trading on July 18, 2025.

E.	Since its inception, the Company has devoted substantially all its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of September 30, 2025, the Company had an accumulated deficit of approximately $235,000. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of September 30, 2025 the cash, cash equivalents and restricted cash amounted to $236.
F.	The Company’s primary sources of cash have been proceeds from the issuance and sale of its Common Stock and warrants, the exercise of warrants, sales of Common Stock via its at-the-market (“ATM”) program and other funding transactions. While the Company was able to raise financing in the past, there can be no assurance that it will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company has not yet commercialized any of its product candidates. Even if the Company commercializes one or more of its product candidates, it may not become profitable in the near-term. The Company’s ability to achieve profitability depends on several factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership.

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

Operating results for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 3 - LEASES

As of September 30, 2025, and December 31, 2024, total right-of-use assets was approximately $334 and $807 and the operating lease liabilities for remaining long term lease was approximately $326 and $720, respectively. In the nine months ended September 30, 2025 and in the year ended December 31, 2024, the Company recognized approximately $522 and $324, respectively, in total lease costs. Variable lease costs for these periods were immaterial.

Supplemental cash flow and total lease cost information was as follows:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2025	2024
Cash payments for operating leases	522	496
Operating lease expense	513	492
Finance lease expense (income)	159	28

As of September 30, 2025, the Company’s operating leases had a weighted average remaining lease term of 1 year and a weighted average discount rate of 7.50%. Future lease payments under operating leases as of September 30, 2025 were as follows:

Operating
Leases
2025	129
2026	207
Total future lease payments	336
Less imputed interest	(10)
Total lease liability balance	326

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

Private placements and public offerings:

At-the-market (ATM) Offering:

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents (as defined in the New Distribution Agreement) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock (the “Shares”), having an aggregate offering price of up to $100,000,000 (the “August 9, 2021 ATM”). Sales under the August 9, 2021 ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, sales made directly on The Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the nine months ended September 30, 2025, the Company has sold 2,567,940 shares of Common Stock for gross proceeds of approximately $4,472 under the August 9, 2021, ATM. The issuance costs for the ATM are approximately $134 and the net proceeds are $4,347. As discussed in Note 1 above, the Company’s common stock has been delisted from the Nasdaq and now trades on the OTCQB Venture Market. Accordingly, the August 9, 2021 ATM may no longer be available for use by the Company.

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

Stock options:

The Company did not grant stock options during the nine months ended September 30, 2025.

A summary of the Company’s option activity related to options to employees and directors, and related information as of September 30, 2025, is as follows:

	For the Nine months ended
	September 30, 2025
		Weighted
		average	Aggregate
	Amount of	exercise	intrinsic
	options *	price	value
		$	$
Outstanding at December 31, 2024	86,359	34.55	—
Granted	—	—	—
Forfeited	(7,742)	24.68	—
Outstanding at September 30, 2025	78,617	35.52	—
Exercisable at September 30, 2025	69,735	35.89	—

*    Represents Employee Stock Options only (not including RSUs).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on September 30, 2025, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

As of September 30, 2025, there was $69 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 1.28 years. Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the nine months ended September 30, 2025 and 2024 amounted to $46 and $224, respectively.

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

			Weighted Average
			Remaining
	Number of Shares	Weighted Average	Contractual
	of Restricted	Grant Date Fair	Term
	Stock	Value	(Years)
Nonvested as of December 31, 2024	121,286	6.69	0.72
Granted	688,666	2.14	—
Vested	469,098	2.74	—
Forfeited	30,000	2.14	—
Nonvested as of September 30, 2025	310,854	3.01	0.70

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the nine months ended September 30, 2025 and September 30, 2024 amounted to $1,330 and $318, respectively.

As of September 30, 2025, there was $359 of total unrecognized compensation cost related to non-vested restricted stock under the Plan. The cost is expected to be recognized over a weighted average period of 0.75 years.

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Nine months ended
	September 30,
	2025	2024
Research and development	$502	$272
General and administrative	875	270
Total stock-based compensation expense	$1,377	$542

Treasury Stock

The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholding upon vesting of restricted stock awards in connection with the Company’s incentive plans. The Company’s repurchases of common stock are recorded at the stock price on the vesting date of the common stock. As of September 30, 2025, the Company repurchased 1,667 shares of its common stock for $116 thousands.

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

As of September 30, 2025 the total balance of warrants liability is 0. See Note 5.

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

Except for transactions and balances related to loans and share-based compensation to officers and directors, the Company did not engage in any other transactions or maintain any balances with related parties or executive officers during the nine months period ended September 30, 2025.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events through the date the consolidated financial statements were issued. The Company concluded that no other subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

On October 9, 2025, The Nasdaq Stock Market LLC filed with the SEC a notification of removal from listing and registration on Form 25 to effect the delisting of all shares of the Company’s common stock from Nasdaq, as well as the deregistration of the Company’s common stock under Section 12 (b) of the Securities Exchange Act of 1934, as amended. As a result, the Company’s common stock will no longer be listed on the Nasdaq.

On October 31, 2025, the Company entered into a securities purchase agreement (the “Vanquish Purchase Agreement”) with Vanquish Funding Group Inc., a Virgina corporation (“Vanquish”), pursuant to which the Company issued to Vanquish a promissory note in the principal amount of $182,400 (including $22,400 of original issue discount) and received funds of $155,000 after combined legal fees and due diligence fees of $5,000. For more information on the Vanquish Purchase Agreement, please see the Company’s Form 8 - K filed on November 6, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

Brainstorm Cell Therapeutics Inc. is a leading biotechnology company committed to the development and commercialization of best-in-class autologous cellular therapies for the treatment of neurodegenerative diseases, including amyotrophic lateral sclerosis (“ALS”), also known as Lou Gehrig’s disease), progressive multiple sclerosis (“PMS”), Alzheimer’s disease (“AD”), and other neurodegenerative diseases. NurOwn®, our proprietary cell therapy platform, leverages cell culture methods to induce autologous bone marrow-derived MSCs to secrete high levels of neurotrophic factors (“NTFs”), modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function.

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

We currently employ 23 employees in the United States and in Israel. Most of the senior management team are based in the United States, and all of our clinical trial sites for ALS and PMS from our late phase trials are in the United States. Our R&D center is located in Petach Tikva, Israel. In addition, we currently lease the GMP manufacturing center in Tel Aviv at the Sourasky Medical Center (“Sourasky Hospital”) to manufacture NurOwn®. This center increases our capacity and expand our ability to manufacture and ship NurOwn® into the EU and local Israeli markets.

Recent Highlights

●	On July 16, 2025, the Company received a delisting notification from Nasdaq, informing the company that its common stock will be delisted from The Nasdaq Capital Market. Trading in BrainStorm’s common stock on Nasdaq was suspended at the open of trading on July 18, 2025. The delisting is a result of the company’s non-compliance with Nasdaq Listing Rule 5550(b)(1), pertaining to its minimum shareholder equity requirement. On October 9, 2025, Nasdaq filed with the SEC a notification of removal from listing and registration on Form 25 to effect the delisting of the Company’s securities from Nasdaq. The Company’s common stock is currently quoted on the OTCQB Venture Market under the symbol “BCLI”.
●	On July 8, 2025, the Company acknowledged that the FDA consideration of a Citizen Petition requesting a new review of the data supporting NurOwn will provide a critical opportunity to reaffirm its potential as therapy for ALS. A Citizen Petition is a regulatory process that allows any interested party to formally request the FDA to take action on specific matters, such as reviewing data, issuing new guidance, or taking enforcement action. In this case, the Citizen Petition is requesting that the FDA review the data supporting NurOwn.

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

On November 14, 2019, we were awarded a $495,330 grant from the National Multiple Sclerosis Society (NMSS), through its Fast Forward program, for serum and CSF biomarkers analysis in Brainstorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with PMS. As of September 30, 2025, we have received $352,156 out of the $495,330 awarded.

On June 9, 2020, we announced that The ALS Association and I AM ALS have awarded us a combined grant of $500,000 to support an ALS biomarker research study. The grant will be used to draw insights from data and samples collected from patients who participated in Brainstorm’s Phase 3 clinical trial and treated with NurOwn®, and to further the understanding of critical biomarkers associated with treatment response for people with ALS. As of September 30, 2025, we have received $400,000 out of $500,000 awarded.

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

Results of Operations

For the period from inception (September 22, 2000) until September 30, 2025, we did not generate any revenues from operations. In addition, we incurred operating costs and expenses of approximately $2,047,000 during the three months ended September 30, 2025, compared to $3,048,000 during the three months ended September 30, 2024. We incurred operating costs and expenses of approximately $7,709,000 during the nine months ended September 30, 2025, compared to $8,504,000 during the nine months ended September 30, 2024.

Research and Development

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the three months ended September 30, 2025 were $899,000, a decrease of $146,000 compared to $1,045,000 for the three months ended September 30, 2024.

This decrease is due to: (i) a decrease of $168,000 for costs related to payroll expenses and stock-based compensation expenses and (ii) a decrease of $169,000 in connection with materials, patents, depreciation and travel costs, rent and other costs. This decrease was partially offset by an increase of $191,000 for costs related to clinical activities suppliers.

Our research and development expenditures, net for the nine months ended September 30, 2025 were $3,323,000, an increase of $395,000 compared to $2,928,000 for the nine months ended September 30, 2024.

This increase is due to: (i) an increase of $219,000 for costs related to payroll expenses and stock-based compensation expenses and (ii) an increase of $395,000 in connection with clinical activities suppliers, patents, rent and other costs. This increase was partially offset by a decrease of $219,000 for costs related to materials, depreciation and travel costs.

General and Administrative

General and administrative expenses for the three months ended September 30, 2025 and 2024 were $1,148,000 and $2,003,000, respectively. The decrease in general and administrative expenses of $855,000 is primarily due to decrease in payroll, PR activities, rent costs, depreciation, stock-based compensation expenses, consultants’ costs and stock management costs.

General and administrative expenses for the nine months ended September 30, 2025 and 2024 were $4,386,000 and $5,576,000, respectively. The decrease in general and administrative expenses of $1,190,000 is primarily due to a decrease for costs related to payroll, PR activities, rent and consultants’ costs. This decrease was partially offset by an increase in stock-based compensation expenses and stock management costs.

Financial Expenses

Financial expense for the three months ended September 30, 2025 was $59,000 compared to financial expense of $54,000 for the three months ended September 30, 2024, due to conversion exchange rates.

Financial expense for the nine months ended September 30, 2025 was $343,000 compared to financial income of $11,000 for the nine months ended September 30, 2024 as a result of interest paid for loans and due to conversion exchange rates.

Net Loss

Net loss for the three months ended on September 30, 2025 was $2,106,000, compared to a net loss of $2,708,000 for the three months ended September 30, 2024. Net loss per share for the three months ended September 30, 2025 and 2024 was $0.19 and $0.51, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended September 30, 2025 was 11,008,047, compared to 5,309,796 for the three months ended September 30, 2024.

Net loss for the nine months ended on September 30, 2025 was $7,873,000, compared to a net loss of $8,650,000 for the nine months ended September 30, 2024. Net loss per share for the nine months ended September 30, 2025 and 2024 was $0.91 and $1.80, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the nine months ended September 30, 2025 was 8,673,908, compared to 4,793,026 for the nine months ended September 30, 2024.

Additional funding will be required to begin the commercialization efforts and to achieve a level of sales adequate to support the Company’s cost structure.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes and other funding transactions. While the Company has been successful in raising financing recently and in the past, there can be no assurance that it will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company’s common stock has been delisted from the Nasdaq and now trades on the OTCQB Venture Market. Accordingly, the August 9, 2021 ATM may no longer be available for use by the Company.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via the ATM programs and through various grants. At September 30, 2025 cash, cash equivalents and restricted cash amounted to $236,000.

Net cash used in operating activities for the nine months ended September 30, 2025 was $6,235,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean room and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $6,100,000 from sales of common stock under the August 9, 2021 ATM programs, proceeds from short-term loans and warrants exercise.

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the nine months ended September 30, 2025, the Company has sold 2,567,940 shares of Common Stock for gross proceeds of approximately $4,472 under the August 9, 2021, ATM.

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

On August 9, 2021, the Company entered into the New Distribution Agreement with the Agents pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock, having an aggregate offering price of up to $100,000,000 (the “August 9, 2021, ATM”). Sales under the August 9, 2021, ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Exchange Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the nine months ended September 30, 2025, the Company has sold 2,567,940 shares of Common Stock for gross proceeds of approximately $4,472 under the August 9, 2021, ATM.

On April 2, 2024, we entered into Amendment No. 1 to the New Distribution Agreement (“Amendment No. 1”) pursuant to which Leerink Partners ceased to be an agent.

Recent Financing Activities:

On October 31, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Vanquish Funding Group Inc., a Virgina corporation (“Vanquish”), pursuant to which the Company issued to Vanquish a promissory note (the “Note”) in the principal amount of $182,400 (including $22,400 of original issue discount) and received funds of $155,000 after combined legal fees and due diligence fees of $5,000. Upon an event of default the Note is convertible into shares of common stock of the Company (“Conversion Shares”), subject to a 4.99% beneficial ownership limitation, at a 35% discount to the lowest trading price of the Company’s common stock for the 10 trading days prior to the conversion. The Note bears interest at 12%, which interest rate increases to 22% if not timely paid. The Note matures on August 30, 2026. Under the Note, $102,144 is payable on April 30, 2026 and $25,536 is payable on each of May 30, 2026, June 30, 2026, July 30, 2026, and August 30, 2026. The Vanquish Purchase Agreement provides that, subject to further agreement between Vanquish and the Company, Vanquish may provide additional tranches of financing during the next twelve (12) months of up to $2 million in the aggregate.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” On October 8, 2025, Nasdaq filed with the SEC a notification of removal from listing and registration on Form 25 to effect the delisting of all of the Company’s securities from Nasdaq, thereby completing its delisting process. The Company’s common stock is currently quoted on the OTCQB Venture Market under the symbol “BCLI.” However, OTC-traded securities are not considered covered securities, and we will need to follow each state’s blue sky laws for offers and sales of our securities made to residents of that state. This state level regulation introduces additional compliance requirements for brokers to consider when trading in our securities and will further negatively impact any trading liquidity in our securities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, under the supervision of the Audit Committee of the Board (the “Audit Committee”) and with the participation of our Chief Executive Officer and interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on this evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting, as described below.

Notwithstanding this material weakness, the Company has concluded that the Company’s consolidated financial statements as of and for the nine-month period ended September 30, 2025, are fairly presented in all material respects in accordance with U.S. generally accepted accounting principles, based on the nature of the identified control deficiency and the absence of any actual misstatements.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis.

During the quarter ended September 30, 2025, management identified a material weakness in the Company’s short-term loans initiation, review, authorization and execution controls. Although this deficiency did not result in a misstatement of the Company’s financial statements, it created a risk that a material misstatement could occur and not be prevented or detected on a timely basis. Accordingly, management concluded that this identified control deficiency constitutes a material weakness.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation plan adopted to address the material weakness discussed above, there have been no changes in our system of internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 15, 2025, the Court issued an opinion and order granting in part and denying in part the motion to dismiss the Amended Complaint. The Court dismissed the Section 10(b) claims that were based on statements regarding biomarker data, statements of opinion regarding the interpretation of clinical trial results, and statements regarding the likelihood of FDA approval. The Court also dismissed the insider trading claims brought against one of the individual defendants. The Court found, however, that the Amended Complaint adequately pleaded claims with respect to certain statements regarding the FDA’s views on the design of the NurOwn clinical trial; whether a particular subgroup analysis in that trial was “prespecified”; whether the FDA agreed that the results in the trial could be explained by “floor effects”; and the safety profile of NurOwn. The Section 20(a) control person liability claims survive dependent on those Section 10(b) claims.

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

On July 17, 2025, the Company announced that it has received a delisting notification from The Nasdaq, informing the company that its common stock will be delisted from the Nasdaq Capital Market. Trading of our common stock on Nasdaq was suspended at the open of trading on July 18, 2025. The delisting is a result of our non-compliance with Nasdaq Listing Rule 5550(b)(1), pertaining to its minimum shareholder equity requirement. The Company’s shares started trading on the OTCQB Venture Market, a U.S. trading platform operated by OTC Markets Group, under the same symbol, BCLI, beginning at the open of trading on July 18, 2025.

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

Because our common stock is quoted on the OTCQB Venture Market, your ability to sell your shares in the secondary trading market may be limited. Since July 18, 2025, the OTCQB Venture Market is the only liquidity platform for our common stock. We cannot assure our stockholders that our common stock will continue to trade on this liquidity platform, whether broker-dealers will continue to provide public quotes of our common stock on this liquidity platform, whether the trading volume of our common stock will be sufficient to provide for respective efficient liquidity platforms or whether quotes for our common stock will continue on this liquidity platform in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was listed on a national securities exchange.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Shares of our common stock were considered to be covered securities because they were listed on Nasdaq. Because our common stock is no longer listed on Nasdaq, our common stock is not deemed covered securities, and we are subject to regulation in each state in which we offer our securities.

We may not be able to attract the attention of securities or industry analysts because our common stock is not traded on a national securities exchange.

The trading market for our common stock is influenced by independent research and reports that securities or industry analysts publish about us or our business from time to time. Because our common stock trades on the OTCQB Venture Market rather than a national securities exchange, our exposure to media and coverage by securities and industry analysts may be limited. Further, if one or more of the analysts who cover us should downgrade our shares or change their opinion of our business prospects, our share price would likely decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered equity securities sold from April 1, 2025 to September 30, 2025, other than as previously disclosed in our current reports on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The following documents are filed as exhibits to this report:

Incorporated by Reference Herein
Exhibit Number	Description	Filed (or Furnished) with this Form 10-Q	Form	Exhibit & File No.	Date Filed

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix B File No. 333-61610	November 20, 2006
3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 15, 2014.		Form 8-K	Exhibit 3.1 File No. 000-54365	September 16, 2014
3.3	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated August 31, 2015.		Form 8-K	Exhibit 3.1 File No. 001-36641	September 4, 2015
3.4	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 16, 2024.		Form 8-K	Exhibit 3.1 File No. 001-36641	September 16, 2024
3.5	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 30, 2024.		Form 8-K	Exhibit 3.1 File No. 001-36641	October 1, 2024
3.6	ByLaws of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix C File No. 333-61610	November 20, 2006
3.7	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007.		Form 8-K	Exhibit 3.1 File No. 333-61610	March 27, 2007
3.8	Amendment No. 2 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of April 20, 2025.		Form 8-K	Exhibit 3.1 File No. 001-36641	April 21, 2025
10.1	Securities Purchase Agreement, dated October 31, 2025, between the Company and Vanquish Funding Group Inc.		Form 8-K	Exhibit 10.1 File No. 001-36641	November 6, 2025
10.2	Promissory Note, issued October 31, 2025, to Vanquish Funding Group Inc.		Form 8-K	Exhibit 10.2 File No. 001-36641	November 6, 2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*Filed herewith

‡Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: November 14, 2025	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alla Patlis
Name: Alla Patlis
Title: Controller, Interim Chief Financial Officer (Principal Financial Officer)