Form 10-K
period 2025-12-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2026-03-31
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

⌧    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was $10,496,980.

As of March 27, 2026, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 11,034,775.

BRAINSTORM CELL THERAPEUTICS INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2025

PART I

SPECIAL NOTE

Unless otherwise specified in this Annual Report on Form 10-K, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “Brainstorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal year, statements regarding the market potential for treatment of neurodegenerative disorders such as amyotrophic lateral sclerosis (“ALS”), the sufficiency of our existing capital resources for continuing operations in 2026 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to the potential consequences of our delisting from The Nasdaq Stock Market (the “Nasdaq”) and our common stock trading on the OTCQB Venture Market; the liquidity and price of our common stock;the outcomes of the putative securities class action and derivative lawsuits filed by five of our shareholders, the potential for more derivative lawsuits to be brought, our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broader acceptance as a treatment option for ALS, progressive multiple sclerosis (“PMS”), Alzheimer’s disease (“AD”) or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, health reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, adverse developments affecting the financial services industry, political instability, unrest and wars, such as the conflicts involving Ukraine and Russia and Israel and its surrounding regions, including our clinical development activities, our ability to improve our internal control over financial reporting, including our inability to remediate the identified material weakness, as well as the costs and the time associated with such efforts, and other factors described under “Risk Factors” in this annual report on Form 10-K for the fiscal year ended December 31, 2025. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

Item 1.        BUSINESS.

Company Overview

Brainstorm Cell Therapeutics Inc. is a leading biotechnology company committed to the development and commercialization of best-in-class autologous cellular therapies for the treatment of neurodegenerative diseases, including amyotrophic lateral sclerosis (“ALS”, also known as Lou Gehrig’s disease), progressive multiple sclerosis (“PMS”), Alzheimer’s disease (“AD”), and other neurodegenerative diseases. NurOwn®, our proprietary cell therapy platform, leverages cell culture methods to induce autologous bone marrow-derived mesenchymal stem cells (“MSCs”) to secrete high levels of neurotrophic factors (“NTFs”), modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function.

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

On August 15, 2022, we announced our decision to submit a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for NurOwn® for the treatment of ALS. On September 9, 2022, we filed a BLA to the FDA for NurOwn® for the treatment of ALS. On November 10, 2022, we announced that we had received a refusal to file (“RTF”) letter from the FDA regarding our BLA. The FDA indicated that we may request a Type A meeting to discuss the content of the RTF letter. On December 12, 2022, we announced the submission of a Type A meeting request with the FDA to discuss the contents of the RTF letter previously issued by the FDA regarding the BLA for NurOwn® for the treatment of ALS. On December 27, 2022, we announced that the FDA granted a Type A meeting to discuss the contents of the RTF letter previously issued regarding our BLA for NurOwn® for the treatment of ALS. The Type A Meeting was held on January 11, 2023. The perspective shared by the FDA review team reflected what was in the previously issued RTF letter. Conversations with the FDA on the best pathway to resolve the outstanding questions that remained continued, following the Type A meeting. During these discussions, Brainstorm was presented with multiple options to return the BLA to regulatory review, which included the regulatory procedure to File over Protest. Additionally, within these discussions, the FDA committed to review amendments that were filed to address items raised in the RTF letter. These discussions resulted in Brainstorm requesting the FDA to File over Protest, as this was the regulatory procedure that would allow us to reach an FDA Advisory Committee (“ADCOM”) in the shortest amount of time. Brainstorm notified the FDA on February 6, 2023 of our decision to request the FDA to File over Protest the NurOwn® BLA for ALS. We received confirmation from the FDA that the BLA was re-filed on February 7, 2023. We received the FDA Type A meeting minutes on February 9, 2023. We submitted an amendment to our BLA on March 7, 2023, in which we responded to the majority of the items included in the RTF letter. Written feedback was received on March 22, 2023, from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn® BLA for ALS. On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023. On September 22, 2023, we submitted an amendment to our BLA to revise the indication to NurOwn® for the treatment of mild to moderate ALS. On September 27, 2023, we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On October 18, 2023, we announced that FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. Brainstorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023 Brainstorm announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with FDA and is viewed by FDA as a withdrawal without prejudice. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023. On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for a Special Protocol Assessment (“SPA”) with FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®. The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS. On April 9, 2024, the Company announced that it received written agreement from the FDA, under a SPA, on the design for a Phase 3b trial of NurOwn® in ALS. The SPA agreement with the FDA validates the clinical trial protocol and statistical analysis of the planned Phase 3b trial of NurOwn, demonstrating the Company’s adequacy in addressing objectives that support a future BLA in ALS. On June 26, 2024, the Company announced that it has reached alignment with FDA on the Chemistry, Manufacturing, and Controls (“CMC”) aspects of Brainstorm’s Phase 3b clinical trial for NurOwn (R), its investigational therapy for ALS. This Type C meeting builds upon the positive momentum established in April 2024, when the FDA granted BrainStorm a SPA agreement for its NurOwn Phase 3b trial. Our wholly owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (“Israeli Subsidiary”), holds exclusive rights to commercialize NurOwn® technology through a licensing agreement with Ramot, the technology transfer company of Tel Aviv University, Israel.

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

We currently employ 20 employees in the United States and in Israel. Most of the senior management team are based in the United States, and all of our clinical trial sites for ALS and PMS from our late phase trials are in the United States. Our R&D center is located in Petach Tikva, Israel.

Recent Developments

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

On December 7, 2021, we and Catalent announced completion of technology transfer for NurOwn® manufacturing at Catalent’s cell therapy facility in Houston, Texas.

Catalent Houston manufactured NurOwn® for the EAP. As of December 31, 2022, seven participants have completed treatment with NurOwn® that was manufactured at the Catalent facility as well as all Expanded Access protocol follow-up visits.

Meetings with the FDA and FDA Senior Management

In July 2019, the Brainstorm management team was invited to participate in a special in-person, high-level meeting with the senior management of the FDA Drug and Biologics Centers and, ‘I AM ALS’, a grassroots ALS advocacy group advocating for an ALS cure. FDA’s Dr. Peter Marks, Director of the Center for Biologics Evaluation and Research (“CBER”) and Dr. Janet Woodcock, former Director of the Center for Drug Evaluation and Research (“CDER”) were in attendance with senior FDA staff. Brainstorm’s Phase 3 ALS principal Investigators Dr. Robert Brown (Massachusetts Memorial Hospital, Worcester, Massachusetts) and Dr. Merit Cudkowicz (MGH, Boston) joined by teleconference. The meeting’s purpose was to discuss Brainstorm’s ongoing Phase 3 ALS clinical trial as well as efforts to speed treatment access to the ALS patient community. The meeting enabled an open and effective dialogue between the FDA and Brainstorm, setting the stage for future meetings to explore practical options to quickly bring our investigational treatment to those living with ALS.

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

Non-Dilutive Funding

In July 2017, we were awarded a grant in the amount of $15,912,390 from the California Institute for Regenerative Medicine (CIRM) to aid in funding the Company’s pivotal Phase 3 study of NurOwn®, for the treatment of ALS. We received $12,550,000 of the CIRM grant from 2017 to 2019: $9,050,000 from 2017 through 2018, and an additional $3,500,000 in 2019. On March 16, 2020, we received $2,200,000 from CIRM for achieving our pre-determined milestones. In July 2020, we received an additional $700,000 for making further progress in our Phase 3 study. On December 1, 2020, we received our final payment of $462,390. We have now received in full the total amount of the $15,912,390 grant funding awarded by CIRM. The grant does not bear a royalty payment commitment nor is the grant otherwise refundable.

On November 14, 2019, we were awarded a $495,330 grant from the National Multiple Sclerosis Society (NMSS), through its Fast Forward program, for serum and CSF biomarkers analysis in Brainstorm’s Phase 2 open-label, multicenter clinical trial of repeated intrathecal administration of NurOwn® in participants with PMS. As of December 31, 2025, we have received $352,156 out of the $495,330 awarded.

On June 9, 2020, we announced that The ALS Association and I AM ALS have awarded us a combined grant of $500,000 to support an ALS biomarker research study. The grant will be used to draw insights from data and samples collected from patients who participated in Brainstorm’s Phase 3 clinical trial and treated with NurOwn®, and to further the understanding of critical biomarkers associated with treatment response for people with ALS. As of December 31, 2025, we have received $400,000 out of $500,000 awarded.

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

Recent Scientific and Industry Presentations

●	On May 8, 2025, Bob Dagher presented new pharmacogenomic data of new findings on NurOwn® at the International Society for Cell & Gene Therapy (ISCT) 2025 Annual Meeting, in New Orleans. The data highlights the impact of the UNC13A genotype on clinical outcomes for amyotrophic lateral sclerosis (ALS) patients treated with NurOwn® (debamestrocel).
●	From May 12-14, 2025, the Company participated in the 4th Annual ALS Drug Development Summit in Boston, MA. Senior leaders shared key insights from the NurOwn® program and contributed to discussions shaping the future of ALS research. Dr. Netta Blondheim-Shraga presented new findings on CSF biomarkers and their link to clinical outcomes in ALS. Dr. Bob Dagher led a workshop on adaptive and decentralized trial models, and Mary Kay Turner moderated a panel on access to investigational therapies and the impact of the diagnostic journey.
●	On May 27, 2025, the Company announced that it has signed a Letter of Intent (LOI) with Minaris Advanced Therapies, a global contract development and manufacturing organization (CDMO) specializing in cell and gene therapies, to manufacture NurOwn® for its upcoming clinical trial.
●	On June 16, 2025, the Company announced new survival data from 10 participants in its Expanded Access Program (EAP) for NurOwn® in ALS. The EAP enrolled 10 participants who had previously completed the Phase 3 clinical trial.
●	On July 8, 2025, the Company acknowledged that the FDA’s consideration of a Citizen Petition requesting a new review of the data supporting NurOwn will provide a critical opportunity to reaffirm its potential as therapy for ALS. A Citizen Petition, submitted to the FDA under the Federal Food, Drug, and Cosmetic Act (21 CFR § 10.30), is a regulatory process that allows any interested party to formally request the Agency to take action on specific matters, such as reviewing data, issuing new guidance, or taking enforcement action. In this case, the Citizen Petition is requesting that the FDA review the data supporting NurOwn.

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

MSC exosomes may be delivered intravenously or directly into the lungs via intratracheal administration and have several practical advantages over cellular therapy including ease of storage, stability, formulation and low immunogenicity.

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

On May 25, 2021, we made a scientific presentation of NurOwn® Exosome preclinical ARDS data at the ISCT 2021 New Orleans Virtual Meeting demonstrating that intratracheal administration of NurOwn-derived exosomes resulted in statistically significant improvements in multiple lung parameters in a mouse model of ARDS.

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

History

In 2004, the Company entered into a research and license agreement with Ramot to acquire certain stem cell technology, commenced development of novel cell therapies for neurodegenerative diseases, and discontinued its previous business selling digital data recorders. The Company was reincorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington in September 2000. In October 2004, the Company formed the Israeli Subsidiary. The Israeli Subsidiary formed wholly owned subsidiaries Brainstorm Cell Therapeutics UK Ltd., in the United Kingdom on February 19, 2013 (currently inactive), Advanced

Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019. The Company formed a wholly - owned subsidiary in Delaware, Brainstorm Cell Manufacturing LLC, on August 21, 2024.

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

The Company’s Common Stock previously traded on the Nasdaq Capital Market under the ticker symbol “BCLI.”

On July 17, 2025, the Company announced that it has received a delisting notification from Nasdaq, informing the company that its common stock will be delisted from the Nasdaq Capital Market. Trading of our common stock on Nasdaq was suspended at the open of trading on July 18, 2025. The delisting is a result of our non-compliance with Nasdaq Listing Rule 5550(b)(1), pertaining to its minimum shareholder equity requirement. The Company’s shares started trading on the OTCQB Venture Market, a U.S. trading platform operated by OTC Markets Group, under the same symbol, “BCLI”, beginning at the open of trading on July 18, 2025.

Company Business Strategy

Our overarching strategy is to develop, obtain regulatory approval for, and commercialize our proprietary NurOwn® and Exosome-based products through a methodical, data-driven approach to research, development, and clinical trials. Our clinical programs are subject to the regulatory authority of global regulatory authorities, including the U.S. Food and Drug Administration (FDA). Our highest priority is securing regulatory approval for NurOwn® in ALS, including the potential submission of a Biologics License Application (BLA) to the FDA following the successful completion of our Phase 3b clinical trial, while simultaneously advancing its clinical development in Progressive Multiple Sclerosis (PMS). We are also strategically expanding our Exosome-based platform technology to explore new therapeutic applications.

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

NurOwn® in CNS Disease

NurOwn® represents a platform technology designed to address a range of neurodegenerative diseases. Our primary objective is to achieve regulatory approval for ALS, including the submission of a BLA to the FDA, while advancing its clinical development in PMS and evaluating potential applications in other CNS disorders, including AD and Huntington’s Disease. This strategic approach leverages our extensive preclinical experience to maximize the therapeutic potential of the NurOwn® platform.

Amyotrophic Lateral Sclerosis (ALS)

ALS, often referred to as “Lou Gehrig’s disease,” is a progressive neurodegenerative disease that primarily affects motor nerve cells in the brain and the spinal cord. Motor neurons reach from the brain to the spinal cord and from the spinal cord to the muscles throughout the body. The progressive degeneration of the motor neurons in ALS patients leads to progressive weakness, respiratory failure and eventually, death. The median survival for ALS patients is between 2 and 5 years from the onset of symptoms. Across the world, the prevalence of ALS is approximately 4-7 per 100,000. It is estimated that as many as 30,000 Americans have the disease at any given time, with about 50,000 individuals affected in the territory of the European Single Market. Estimated annual treatment and health care costs for advanced stage patients can be as high as $100,000-$200,000 per annum. Worldwide it is estimated that there are 450,000 patients with ALS.

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

Progressive Multiple Sclerosis (PMS)

PMS is characterized by the relentless accumulation of central nervous system injury due to peripheral and compartmentalized inflammation, demyelination, axonal damage, and neuronal degeneration and results in increasing motor, visual, and cognitive impairment and significant disability that impacts daily living, employment, and socioeconomic status. There is currently no effective regenerative therapy for this disabling disease that affects approximately one million individuals in the United States.

There are currently over 1.25 million people with PMS worldwide, with roughly 0.5 million of these patients located in the United States. Over 10,000 new cases are diagnosed annually in the United States, mostly affecting women between the ages of 20 and 50. Annual drug treatment costs for PMS can be as much as $80,000 a year per patient.

The lack of safe and effective therapies in PMS, the intrinsic immunomodulatory properties of MSC-NTF cells and the potential of MSC-NTF secreted neurotrophic factors to promote neuronal repair and remyelination makes NurOwn® an attractive treatment option to evaluate in PMS.

Alzheimer’s Disease (AD)

AD is the most common form of dementia, a progressive brain disease that slowly destroys memories and thinking skills. The AD pathology starts 15-20 years before symptoms appear. Symptoms usually start with difficulty storing and retrieving new information. In advanced stages, symptoms include confusion, as well as mood and behavior changes, and inability to perform basic life tasks. Throughout the disease process there is a steady, unstoppable death of brain cells. This is a fatal disease with an average time of 8 years from diagnosis to death. No cure exists, but medications and management strategies may temporarily improve symptoms, in a modest fashion. In 2021, the FDA approved Aduhelm, a monoclonal antibody directed against amyloid for the treatment of AD. The implications of Aduhelm approval on the AD treatment market is evolving and we are actively reviewing the implications on the development of AD disease modifying therapies. Following its 2021 accelerated approval, Aduhelm was subsequently discontinued and withdrawn from the market by its manufacturer; however, the FDA has since granted approvals to Leqembi and Kisunla.

Over 5 million people in the United States currently have AD. The number of Americans with AD is projected to triple to 16 million by 2050. In the EU, it is estimated that greater than 7.5 million people currently have AD and it is projected to reach over 13 million by 2050. Worldwide about 50 million people have some form of dementia, and someone in the world develops dementia every three seconds. Every 65 seconds someone in United States develops AD. By 2050 this is projected to be every 33 seconds.

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

Despite Brexit, the EU GDPR and UK GDPR remain largely aligned. The UK has announced plans to reform the country’s data protection legal framework in its new Data (Use and Access) Bill (“UK Bill”) which has been introduced into parliament, which will introduce changes to the UK GDPR. Currently, the most impactful point of divergence relates to transfer mechanisms (i.e., the ability for EU/UK companies to transfer personal information to third countries, including the United States), because it requires us to implement a variety of different contractual clauses approved by EU or UK regulators. The European Commission has issued standard contractual clauses for data transfers from controllers or processors in the EU (or otherwise subject to the EU GDPR) to controllers or processors established outside the EU. The standard contractual clauses require exporters to assess the risk of a data transfer on a case-by-case basis, including an analysis of the laws in the destination country. The UK is not subject to the European Commission’s new standard contractual clauses but has published a UK-specific transfer mechanism, which enables transfers from the UK. The UK-specific mechanism, the “International Data Transfer Agreement”, requires a similar risk assessment of the transfer as the standard contractual clauses. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework (the “Framework”), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with EU GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. This complexity and the additional contractual burden increases our overall risk exposure. There may be further divergence in the future, including with regard to administrative burdens.

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

Human Capital

We currently have 20 employees, all of whom are full-time. None of our employees is represented by a labor union. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and our success by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Item 1A.           RISK FACTORS

Summary of our Risks:

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in the section entitled “Risk Factors” in this Form 10-K. These risks include, among others:

●	We are and could be further subject to securities class action litigation and other types of stockholder litigation.
●	We will need substantial additional funding to pursue our business objectives and continue our operations. If we are unable to raise capital when needed, we may be required to delay, limit, reduce or terminate our research or product development efforts or future commercialization efforts.
●	We have a history of losses and we expect to incur losses for the foreseeable future.
●	Our product development programs are based on novel technologies and are inherently risky. The field of stem cell therapy is relatively new and our development efforts may not yield an effective treatment of human diseases.
●	Our NurOwn® stem cell therapy may not demonstrate safety and efficacy sufficient to obtain regulatory approval, and may not receive regulatory approval. Our NurOwn® stem cell therapy, even if approved, may not be accepted in the marketplace; therefore, we may not be able to generate significant revenue, if any.
●	If serious or unexpected adverse side effects are identified during the development of our NurOwn® stem cell therapy, we may need to abandon or limit its development.

●	Our success will depend in part on establishing and maintaining effective strategic partnerships and collaborations, which may impose restrictions on our business and subject us to additional regulation.
●	We have never manufactured our NurOwn® stem cell therapy at commercial scale and there can be no assurance that it can be manufactured in compliance with regulations at a cost or in quantities necessary to make it commercially viable.
●	Part of our business in the foreseeable future will be based on technology licensed from Ramot and if this license were to be terminated upon failure to make required royalty payments in the future, we would need to change our business strategy and we may be forced to cease our operations.
●	Technological and medical developments or improvements in conventional therapies could render the use of stem cells and our services and planned products obsolete.
●	We face substantial competition in developing cell therapies for ALS and other neurodegenerative diseases, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	It is uncertain to what extent the government, private health insurers and third-party payors will approve coverage or provide reimbursement for the therapies and products to which our services relate. Availability for such reimbursement may be further limited by an increasing uninsured population and reductions in Medicare and Medicaid funding in the United States.
●	We are exposed to fluctuations in currency exchange rates. The dollar cost of our operations in Israel will increase to the extent increases in the rate of inflation in Israel are not offset by a devaluation of the NIS in relation to the dollar, which would harm our results of operations.
●	Political, economic and military instability in Israel may impede our ability to execute our plan of operations. For example, the Israel-Hamas war and/or other military conflicts with Lebanon, Syria, Iran or other hostile countries may lead to difficulties in bringing operational personnel and equipment into Israel.
●	There is substantial doubt about our ability to continue as a going concern. If we are unable to raise additional capital, we may be required to cease operations.
●	Our common stock has been delisted from The Nasdaq Stock Market and now trades on the OTCQB Venture Market, which may result in reduced liquidity and could negatively impact the trading price of our common stock.
●	If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations or prevent fraud.
●	We may be unable to protect our intellectual property from infringement by third parties, which could harm our competitive position.

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

As a development stage pre-revenue company, we are in the early stages of executing our business plan. We had no operational revenues for the fiscal years ended December 31, 2022, December 31, 2023, December 31, 2024, or December 31, 2025. We are currently in the process of introducing the Company to strategic partners. In 2026 and the upcoming years, the Company will focus on initiating and completing a Phase 3b trial and commercialization of NurOwn® for ALS, if approved. We are unable, at this time, to foresee when we will generate operational revenues from strategic partnerships. If NurOwn® is approved by the FDA for ALS, we hope to commercialize and start generating revenues shortly thereafter. We expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs and commercialization efforts. These losses are expected to have an adverse impact on our working capital, total assets and stockholders’ equity.

We may not be able to continue as a going concern if we do not execute our business plan or obtain additional financing in the future if necessary.

Our independent accountant’s audit report included on this Annual Report on Form 10-K states that there is substantial doubt about our ability to continue as a going concern. We have incurred only losses since our inception, raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon us executing our business plan in the planned amount of time allotted and obtaining additional financing for our planned operations, if necessary. There can be no assurance that we will be able to raise any additional funds, or if we are able to raise additional funds, that such funds will be in the amounts required or on terms favorable to us.

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

The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, in November 2023, a purported stockholder filed a lawsuit against us and certain of our officers captioned Sporn v. Brainstorm Cell Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of New York, and in February 2024, March 2024, and April 2024, four derivative actions were filed in the same court, consolidated and captioned In Re Brainstorm Cell Therapeutics, Inc. Derivative Litigation (see “Item 3. Legal Proceedings” for a more detailed description of these matters). We could also be subject to other types of litigation, which may involve claims of breach of fiduciary duties by our directors or officers for misuse/mismanagement of company assets/resources or conflicts of interest. Any such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition.

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

Our business may be impacted by macroeconomic conditions, including fears concerning inflation, rising interest rates and volatile market conditions, including as a result of recently announced tariffs or other policy changes by the current U.S. administration, and other uncertainties beyond our control.

Our ability to effectively run our business could be adversely affected by general conditions in the global economy and in the financial services industry. Various macroeconomic factors could adversely affect our business, including fears concerning the banking sector, changes in inflation, interest rates and overall economic conditions and uncertainties, including as a result of recently announced tariffs or other policy changes by the current U.S. administration. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. A severe or prolonged economic downturn could result in a variety of risks, including our ability to raise additional funding on a timely basis or on acceptable terms. A weak or declining economy could also impact third parties upon whom we depend to run our business. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. Moreover, significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations. Changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations and lead to uncertainty regarding our business prospects. For example, in April 2025, the U.S. imposed substantial tariffs on most countries throughout the world. Historically, tariffs have led to increased political and trade tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, or any resulting uncertainty, could have a material adverse effect on our financial condition or results of operations.

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

Our management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Our management has concluded that, because of this material weakness, our internal control over financial reporting was not effective as of December 31, 2025. These operational deficiencies related to the Company’s reviews and approvals of the execution of certain short term loan agreements. As a result of the material weakness, the Company’s management, under the supervision of the Audit Committee and with the participation of the Company’s Chief Executive Officer and interim Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025.

The Company has developed and adopted a remediation plan to address the identified material weakness, and as part of the remediation plan, has adopted a short-term loan approval policy. Any actions we have taken or may take to remediate the identified material weakness are subject to continued management review supported by testing, as well as oversight by the Audit Committee. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, the accuracy and timing of our financial reporting could be materially adversely affected and we will be unable to conclude that we maintain effective internal control over financial reporting. For more information relating to the Company’s internal control over financial reporting, the material weakness that existed as of December 31, 2025 and the remediation activities undertaken by us, see Part I, Item 4, “Controls and Procedures” of this Annual Report on Form 10-K.

Risks Related to Government Regulation

We are subject to a strict regulatory environment. If we fail to obtain and maintain required regulatory approvals for our potential cell therapy products, our ability to commercialize our potential cell therapy products will be severely limited.

None of our stem cell therapies have received regulatory approval for commercial sale.

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

Currently, federal agencies in the U.S. are operating under the FY2026 Consolidated Appropriations Act which is set to expire on September 30, 2026. Without the appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products, NIH’s and other agencies’ ability to conduct and partner with industry on important research, and CMS’s ability to operate efficiently can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at these agencies, including, for example, as a result of the freeze on federal funding announced in January 2025 and other restrictions, such as personnel reductions at agencies such as the FDA, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies or may slow or stall planned or ongoing research, which would adversely affect our business.

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

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

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

Our European patents and patent applications are subject to challenge in the Unified Patent Court (UPC) for the European Union. We may decide to opt out our European patents and patent applications from the UPC. However, if certain formalities and requirements are not met, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC. Under the UPC, a granted European patent would be valid and enforceable in numerous European countries. A successful invalidity challenge to a European patent under the UPC would result in loss of patent protection in those European countries. Accordingly, a single proceeding under the UPC could result in the partial or complete loss of patent protection in numerous European countries, rather than in each validated European country separately as such patents always have been adjudicated. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.

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

Risks related to our Common Stock

We transferred trading of our Common Stock from The Nasdaq Stock Market to the OTCQB Venture Market after our Common Stock was delisted from The Nasdaq. Because our Common Stock is quoted on the OTCQB Venture Market, your ability to sell your shares in the secondary trading market may be limited.

On July 17, 2025, the Company announced that it has received a delisting notification from Nasdaq, informing the company that its Common Stock will be delisted from The Nasdaq Capital Market. Trading of our Common Stock on Nasdaq was suspended at the open of trading on July 18, 2025. The delisting is a result of our non-compliance with Nasdaq Listing Rule 5550(b)(1), pertaining to its minimum shareholder equity requirement. The Company’s shares started trading on the OTCQB Venture Market, a U.S. trading platform operated by OTC Markets Group, under the same symbol, “BCLI”, beginning at the open of trading on July 18, 2025.

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

Item 2.            PROPERTIES

Corporate Headquarters and other office space

Our U.S. corporate headquarters are located in leased premises at 1325 Avenue of the Americas, 28th Floor, New York, NY 10019. We also lease office space in Burlington, Massachusetts. Additionally, our Israeli subsidiary is party to a lease agreement for approximately 950 square meters of office and laboratory space located at 12 Basel Street, Petach Tikva, Israel.

We believe that the current office, laboratory space are adequate to meet our needs for research and development and administrative operations.

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

On February 14, 2024, February 15, 2024, March 21, 2024, and April 12, 2024, four purported shareholders of the Company filed derivative action complaints against the Company as nominal defendant and certain of its officers, current and former directors, and members of its scientific advisory board, captioned Porteous v. Lebovits, et al., Case No. 1:24-cv-01095; Andrev v. Lebovits, et al., Case No. 1:24-cv-1101; Holtzman v. Lebovits, et al., Case No. 1:24-cv-02139; and Hamby v. Lebovits, et al., Case No. 1:24-cv-02811 (the “Derivative Complaints”) in the United States District Court for the Southern District of New York (the “Derivative Actions”). On April 25, 2024, the Court consolidated the Derivative Actions into a consolidated action captioned In Re Brainstorm Cell Therapeutics, Inc. Derivative Litigation, Case No. 1:24-cv-01095-DEH (the “Consolidated Derivative Action”), and appointed Co-Lead Counsel. Following the filing of Defendants’ Answer to the Amended Complaint in the securities class action on November 26, 2025, the stay of the Consolidated Derivative Action was lifted. However, the parties subsequently agreed to continue the stay of the Consolidated Derivative Action for 90 days, through April 13, 2026 . Plaintiffs have not yet filed a consolidated complaint; the Derivative Actions, brought on behalf of the Company, each assert state law claims for breach of fiduciary duty and unjust enrichment against the individual defendants. The complaints in Holtzman and Hamby also assert state law claims against the individual defendants for abuse of control, gross mismanagement, corporate waste, a claim against the individual defendants for violations of Section 14(a) of the Securities and Exchange Act of 1934, as amended, and a claim against two officer defendants for contribution under Sections 10(b) and 21D of the Exchange Act. The Derivative Complaints allege that the individual defendants breached their fiduciary duties and duties under the Exchange Act in connection with the Company’s internal controls relating to, as with the allegations in the Securities Complaint, NurOwn® for the treatment of ALS, the Company’s submissions to and communications with the FDA in support of the approval of NurOwn® for the treatment of ALS, and the prospects of future approval of NurOwn® by the FDA; their actions or omissions could not have been a good faith exercise of prudent business. The Derivative Actions seek, among other things, monetary damages and disgorgement of performance-based compensation granted in connection with an allegedly inflated stock price between August 15, 2022 and September 27, 2023, as well as attorneys’ fees and costs. The Company intends to vigorously defend against these lawsuits. On November 22, 2024, 3D Communications, LLC filed a lawsuit against the Company in the U.S. District Court for the District of Delaware, captioned 3D Communications, LLC v. Brainstorm Cell Therapeutics, Inc., Case No. 1:24-cv-01286. The Complaint in this lawsuit brings a claim for breach of contract, and alleges that 3D Communications, LLC provided certain consulting and other services to the Company relating to a master services agreement and statement of work, and the Company has not timely paid the corresponding invoices. The Company has filed an Answer to the Complaint, and the Court has entered a scheduling order, which sets the following deadlines: amended pleadings due by June 27, 2025, fact discovery completed by October 31, 2025, and dispositive motions were due by January 30, 2026. 3D Communications, LLC seeks monetary damages relating to the master services agreement and statement of work, as well as attorneys’ fees and costs.

The Company intends to vigorously defend against the lawsuits.

Item 4.           MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is currently quoted on the OTCQB Venture Market under the symbol “BCLI”. The sales prices on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Record Holders

As of March 27, 2026, there were approximately 23 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

We did not have any recent sales of unregistered securities during the period covered by this Annual Report that were not disclosed in a quarterly report on Form 10-Q or current report on Form 8-K.

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

Results of Operations

For the period from inception (September 22, 2000) until December 31, 2025, we did not generate any revenues from operations. In addition, we incurred operating costs and expenses of approximately $10,307,000 during the year ended December 31, 2025.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the year ended December 31, 2025 were $4,175,000, a decrease of $476,000 compared to $4,651,000 for the year ended December 31, 2024.

This decrease is due to: (i) a decrease of $401,000 for costs related to clinical activities suppliers; (ii) a decrease of $196,000 in connection with materials and clean room facilities; (iii) a decrease of $38,000 for costs related to payroll expenses and (iv) a decrease of $132,000 in connection with depreciation and travel costs. This decrease was partially offset by an increase of $291,000 in stock-based compensation expenses, patens, rent and other costs.

General and Administrative

General and administrative expenses for the years ended December 31, 2025 and 2024 were $5,778,000 and $7,042,000, respectively. The decrease of $1,264,000 in general and administrative expenses is mainly due to: (i) a decrease of $852,000 in in payroll expenses and (ii) a decrease of $1,020,000 in the travel costs, consultants, rent costs, depreciation, stock costs and costs of our investor relations and public relations activities. This decrease was partially offset by an increase of $608,000 in stock-based compensation expenses.

Financial Expenses

Financial expense for the year ended December 31, 2025 was $533,000 as compared to financial expenses of $77,000 for the year ended December 31, 2024 as a result of interest paid for loans and due to conversion exchange rates.

Net Loss

Net loss for the year ended December 31, 2025 was $10,307,000, as compared to a net loss of $11,623,000 for the year ended December 31, 2024. Net loss per share for the year ended December 31, 2025 and December 31, 2024 was $1.11 and $2.31, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the year ended December 31, 2025 was 9,268,976 compared to 5,021,798 for the year ended December 31, 2024.

The increase in the weighted average number of shares of Common Stock used in computing basic loss per share for the year ended December 31, 2025 was due to: (i) the issuance of shares to employees and directors; (ii) issuance and sale of shares of Common Stock pursuant to the Distribution Agreement and (iii) issuance of shares for private placement.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through public and private sales of its Common Stock and warrants, the exercise of warrants, the issuance of convertible promissory notes, sales via the ATM programs and through various grants. At December 31, 2025 cash, cash equivalents and restricted cash amounted to $276,000.

Net cash used in operating activities for the year ended December 31, 2025 was $6,975,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean rooms and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash provided by financing activities for the year ended December 31, 2025 was $6,880,000 from sales of common stock under the August 9, 2021 ATM programs, proceeds from short-term loans and warrants exercise.

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

In February 2026, the Company entered into two separate Securities Purchase Agreements (the “Agreements”) for the issuance of securities in private placement transactions, seeking to raise aggregate gross proceeds of up to $2,000,000. Under the terms of both Agreements, investors are purchasing units consisting of Common Stock at a purchase price of $0.60 per share, or Pre-Funded Warrants at a purchase price of $0.59995 per warrant (with an exercise price of $0.00005 per share) to comply with beneficial ownership limitations. In connection with these placements, the Company is also issuing Common Warrants exercisable for a number of shares equal to 120% of the purchased units at an exercise price of $1.00 per share, subject to standard anti-dilution adjustments.

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

On November 10, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Labrys Fund II, L.P., a Delaware limited partnership (“Labrys”), pursuant to which the Company issued to Labrys a promissory note (the “Labrys Note”) in the principal amount of $143,750 (including $18,750 of original issue discount) and received funds of $121,500 after legal fees of $3,500. Upon an event of default, the Labrys Note is convertible into shares of common stock of the Company (“Conversion Shares”), subject to a 4.99% beneficial ownership limitation, at a 25% discount to the lowest trading price of the Company’s common stock for the 20 trading days prior to the conversion. Under the Labrys Note, $22,589 is payable on each of May 11, 2026, June 10, 2026, July 10, 2026, August 10, 2026, September 10, 2026, and October 9, 2026. On November 10, 2026, the Note matures, and all remaining principal and any accrued and unpaid interests and other fees will be due.

On December 31, 2025, January 5, 2026 and January 6, 2026, the Company entered into three separate securities purchase transactions pursuant to which it issued three promissory notes to three institutional investors, as summarized below. Each transaction was entered into in reliance upon exemptions from registration under the Securities Act of 1933, as amended.

On December 31, 2025, the Company entered into a Securities Purchase Agreement with Vanquish Funding Group Inc., under which the Company issued a note in the aggregate principal amount of $94,300 (including $12,300 original issue discount) for aggregate purchase price proceeds of $82,000, and with the agreement contemplating additional tranches of up to $2,000,000 subject to further agreement (the “Vanquish Note”). The Vanquish Note bears a one-time interest charge of 12%, matures October 30, 2026, and provides for five scheduled payments from June 30, 2026 through October 30, 2026, with a five-day grace period. The Company may prepay at specified discounts within 180 days after issuance. Five days after a material event of default, the holder may convert all or any portion of outstanding amounts into common stock at a price equal to 65% of the lowest trading price during the 10 trading days prior to conversion, subject to a 4.99% beneficial ownership limitation, customary adjustments, and specified liquidated damages for late delivery of conversion shares. The Vanquish Note includes customary covenants, events of default and related remedies, including a default payment equal to 150% of outstanding principal and accrued amounts, adjusted to 175% upon certain subsequent defaults, and is governed by Virginia law. The Vanquish Note is unsecured.

On January 5, 2026, the Company entered into a Note Purchase Agreement with Quick Capital, LLC, under which the Company issued a convertible promissory note in the principal amount of $94,875, and received aggregate proceeds, of approximately $80,000, reflecting an original issue discount of $12,500 (the “Quick Capital Note”). The Quick Capital Note bears a one-time interest charge equal to 10% of principal and matures 12 months from the issue date, with contractual monthly amortization payments beginning July 5, 2026 through January 5, 2027. Upon an event of default, the holder may convert all or a portion of the outstanding amounts into common stock at a price per-share equal to 75% of the lowest trading price during the 20 trading days preceding conversion, subject to a 4.99% beneficial ownership limitation, customary adjustments, and specified liquidated damages for conversion delays. The Quick Capital Note contains customary covenants, events of default, cross-default provisions and remedies, including a default payment equal to 150% of outstanding principal and accrued amounts upon certain events of default. The Quick Capital Note is unsecured.

On January 6, 2026, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC, under which the Company issued a convertible promissory note in the aggregate principal amount of $140,000, including a $14,000 original issue discount, for cash proceeds of $126,000 before purchaser fees and due diligence costs withheld at closing (the “Auctus Fund Note”). The Auctus Fund Note bears a one-time interest charge of 12% of principal, matures 12 months from the issue date, and provides for scheduled amortization payments beginning 60 days after closing. Beginning six months after issuance, or earlier upon an event of default, the note is convertible at a price equal to 65% of the lowest traded price during the 15 trading days prior to conversion, subject to a 4.99% beneficial ownership limitation and customary adjustments. The agreement includes piggy-back registration rights, a most favored nation provision and variable rate transaction prohibitions, and a right permitting the holder to require up to 50% of subsequent financing or other specified cash proceeds above a $500,000 threshold to be applied to repayment. The Auctus Fund Note includes customary events of default, remedies including a default amount equal to 150% of outstanding principal and accrued amounts, liquidated damages for conversion delays, and prohibitions on certain transactions. The Auctus Fund Note is unsecured.

In February 2026, the Company entered into two separate Securities Purchase Agreements (the “Agreements”) for the issuance of securities in private placement transactions, seeking to raise aggregate gross proceeds of up to $2,000,000. Under the terms of both Agreements, investors are purchasing units consisting of Common Stock at a purchase price of $0.60 per share, or Pre-Funded Warrants at a purchase price of $0.59995 per warrant (with an exercise price of $0.00005 per share) to comply with beneficial ownership limitations. In connection with these placements, the Company is also issuing Common Warrants exercisable for a number of shares equal to 120% of the purchased units at an exercise price of $1.00 per share, subject to standard anti-dilution adjustments.

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

AS OF DECEMBER 31, 2025

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Brainstorm Cell Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brainstorm Cell Therapeutics Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024 and the related consolidated statements of comprehensive loss, Stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Stock-Based Compensation to Employees and Directors – Refer to Note 8 to the financial statements

Critical Audit Matter Description

The Company issues various types of equity awards. During the year ended December 31, 2025, the Company recorded stock based related compensation expense of $1,520 thousand.

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

March 31, 2026

We have served as the Company’s auditor since 2008.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	December 31,
	2025	2024

	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$29	$187
Other accounts receivable	86	63
Prepaid expenses and other current assets	192	135
Total current assets	$307	$385

Long-Term Assets:
Other long-term assets	$25	$22
Restricted Cash	247	184
Operating lease right of use asset (Note 4)	208	807
Property and Equipment, Net (Note 5)	235	434
Total Long-Term Assets	$715	$1,447

Total assets	$1,022	$1,832

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payables	$7,067	$6,080
Accrued expenses	396	619
Short-term loans (Note 11)	967	300
Operating lease liability (Note 4)	208	549
Employees related liability	2,369	1,430
Total current liabilities	$11,007	$8,978

Long-Term Liabilities:
Operating lease liability (Note 4)	—	171
Warrants liability (Note 7)	—	447
Total long-term liabilities	$—	$618

Total liabilities	$11,007	$9,596

Stockholders’ Deficit:
Stock capital: (Note 8)	16	14

Common Stock of $0.00005 par value - Authorized: 250,000,000 shares at December 31, 2025 and 100,000,000 shares at December 31, 2024 respectively; Issued and outstanding: 11,034,775 and 6,141,762 shares at December 31, 2025 and December 31, 2024 respectively

Additional paid-in-capital	227,058	218,974
Treasury stocks	(116)	(116)
Accumulated deficit	(236,943)	(226,636)
Total stockholders’ deficit	$(9,985)	$(7,764)

Total liabilities and stockholders’ deficit	$1,022	$1,832

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands

(Except share data)

	Year ended
	December 31,
	2025	2024

	U.S. $ in thousands
Operating expenses:

Research and development	$4,175	$4,651
General and administrative	5,778	7,042

Operating loss	(9,953)	(11,693)

Financial expense, net	533	77

Gain on change in fair value of Warrants liability (Note 7)	179	147

Net loss	$(10,307)	$(11,623)

Basic and diluted net loss per share	$(1.11)	$(2.31)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	9,268,976	5,021,798

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands

(Except share data)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number	Amount	capital	stocks	deficit	equity
Balance as of January 1, 2024	4,032,614	$13	$210,258	(116)	$(215,013)	$(4,858)

Stock-based compensation related to stock granted to service providers	9,893	—	52	—	—	52
Stock-based compensation related to stock and options granted to directors and employees	107,638	*	698	—	—	698
Issuance of shares in at-the-market (ATM) offering (Note 8)	1,250,876	1	4,322	—	—	4,323
Issuance of shares for private placement (Note 8)	740,741	*	3,644	—	—	3,644
Net loss	—	—	—	—	(11,623)	(11,623)

Balance as of December 31, 2024	6,141,762	14	218,974	(116)	(226,636)	(7,764)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands

(Except share data)

			Additional				Total
	Common stock		paid-in		Treasury	Accumulated	stockholders’
	Number	Amount	capital		stocks	deficit	equity
Balance as of January 1, 2025	6,141,762	$14	$218,974		(116)	$(226,636)	$(7,764)

Stock-based compensation related to stock and options granted to directors and employees	658,666	*	1,520		—	—	1,520
Issuance of shares in at-the-market (ATM) offering (Note 8)	2,571,714	1	4,346		—	—	4,347
Debt-for-Equity Swap	281,250	*	450	(**)	—	—	450
Exercise of warrants (Note 8)	1,381,383	1	1,768		—	—	1,769
Net loss	—	—	—		—	(10,307)	(10,307)

Balance as of December 31, 2025	11,034,775	16	227,058		(116)	(236,943)	(9,985)

*	Represents an amount less than $1.
**

During the reporting period, the Company settled outstanding accounts payable to a supplier in the amount of $450 through the issuance of 281,250 shares of common stock. This transaction was accounted for as a debt-for-equity swap.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	December 31,
	2025	2024

	U.S. $ in thousands
Cash flows from operating activities:

Net loss	$(10,307)	$(11,623)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	199	240
Stock-based compensation related to options granted to employees and directors	1,520	750
Change in operating lease liability, net	87	54
Decrease (increase) in prepaid expenses and other accounts receivable	(83)	401
Increase (decrease) in trade payables	987	1,126
Increase in accrued expense	85	—
Gain on change in fair value of warrants (Note 7)	(179)	(147)
Increase (decrease) in employees related liability and accrued expenses	716	106
Total net cash used in operating activities	$(6,975)	$(9,093)

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended
	December 31,
	2025	2024

	U.S. $ in thousands
Cash flows from investing activities:

Purchase of property and equipment	—	12
Changes in short-term deposit	—	—
Total net cash provided by investing activities	$—	$12

Cash flows from financing activities:
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 8)	4,347	4,323
Proceeds from Issuance of shares for private placement (Note 8) (*)	—	3,644
Proceeds from short-term loans (Note 11)	582	—
Proceeds from warrants issuance (Note 7)(*)	1,501	—
Debt-for-Equity Swap	450	—
Total net cash provided by financing activities	$6,880	$7,967
Decrease in cash and cash equivalents	(95)	(1,114)

Cash, cash equivalents and restricted cash at the beginning of the period	$371	$1,485

Cash, cash equivalents and restricted cash at end of the period	$276	$371

(*) Presented after neutralizing costs of issuance.

	Year ended
	December 31,
	2025	2024

Non-Cash Activities:	USD in thousands
Reclassifying the warrants liabilities to equity (Note 8)	268	—

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 1    -    GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all the research and development activities of the Company. BCT formed wholly-owned subsidiaries Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019. The Company formed a wholly - owned subsidiary in Delaware, Brainstorm Cell Manufacturing LLC, in August 21, 2024.

The Company’s common stock, $0.00005 par value per share (the “Common Stock”) is publicly traded on the OTCQB Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. (“Ramot”), (see Note 3). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as ALS, also known as Lou Gherig Disease, PMS and Parkinson’s disease. The Company developed a proprietary process, called NurOwn®, for the propagation of MSCs and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.
C.	The Reverse Stock Split was effected on September 30, 2024 at 11:59 p.m. pursuant to an amendment to the Company’s Certificate of Incorporation approved by the stockholders of the Company on September 16, 2024. The Company adjusted all ordinary shares, options, warrants, per share data and exercise prices included in these financial statements for all periods presented to reflect the Reverse Stock Split.
D.	In July 2024, the Company was notified by Nasdaq of its failure to maintain the minimum $35 million Market Value of Listed Securities (MVLS) requirement. Following an unsuccessful period to regain compliance and a subsequent appeal process through a Nasdaq Hearing Panel, the Company presented a plan to satisfy the alternative $2.5 million minimum stockholders’ equity requirement.

Despite being granted an extension through June 30, 2025, the Company was unable to meet the stockholders’ equity requirement. Consequently, on July 17, 2025, the Company received a delisting notification. Effective July 18, 2025, trading of the Company’s common stock was suspended on the Nasdaq Capital Market and transitioned to the OTCQB Venture Market under the symbol “BCLI.”

E.	Since its inception, the Company has devoted substantially all its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of December 31, 2025, the Company had an accumulated deficit of approximately $237,000. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of December 31, 2025 the cash balance is $29.

The Company’s primary sources of cash have been proceeds from the issuance and sale of its Common Stock and warrants, the exercise of warrants, short - term loan commitments, and other funding transactions. While the Company has been successful in raising financing recently and in the past, there can be no assurance that it will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company has not yet commercialized any of its product candidates. Even if the Company commercializes one or more of its product candidates, it may not become profitable in the near-term. The Company’s ability to achieve profitability depends on several factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations, and successfully commercialize its product candidates alone or in partnership.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 1    -    GENERAL (Cont.)

Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Management’s plan includes raising funds from outside potential investors and utilizing other available funding sources, such as its existing loan commitments. However, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts, or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2025 and December 31, 2024, since all such securities have an anti-dilutive effect.

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

The Company has elected not to recognize on the balance sheet leases with terms of 12 months or less.

N.	Treasury Stock

The Company records the aggregate purchase price of treasury stock at cost and includes treasury stock as a reduction to stockholders’ equity.

O.	Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of December 31, 2025, the company didn’t record any commitments and contingencies.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 2    -    SIGNIFICANT ACCOUNTING POLICIES (Cont.)

P.	Recent Accounting Standards Updates Not Yet Effective:

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets under ASC 606, Revenue from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU 2025-05 is effective for annual reporting period beginning after December 15, 2025 and interim reporting within those annual reporting periods. The new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2025, the FASB issued ASU No. 2025-09, Hedge Accounting Improvements (Topic 815), which amends certain aspects of the hedge accounting guidance in ASC 815, to more closely align hedge accounting with the economics of an entity’s risk management activities. The ASU is effective for annual periods beginning after December 15, 2026 and interim reporting within those annual reporting periods. The ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which adds guidance to ASC 832 on the recognition, measurement, and presentation of government grants. The ASU requires entities to recognize government grant income when all eligibility criteria have been met and the related costs have been incurred, clarifying the timing and presentation of such grants within the financial statements. The ASU is effective for annual periods beginning after December 15, 2028 and interim reporting within those annual reporting periods. The company is still evaluating the potential impact of the new standard on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of specified information about certain costs and expenses on an interim and annual basis in the notes to the financial statements. The guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company does not expect the new standard to have a material impact on its consolidated financial statements.

Q.	Recently Adopted Accounting Pronouncements:

On December 23, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 - Income taxes (topic 740): improvements to income tax disclosures. This ASU requires disclosure of specific categories in rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendment also includes other changes to improve the effectiveness of income tax disclosures, including further disaggregation of income taxes paid for individually significant jurisdictions. The amendment is effective for annual periods beginning after December 15, 2024. The adoption of the amendment did not have an impact on the Company’s financial position, results of operations or cash flows.

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

C.

As of December 31, 2025, and 2024, total right-of-use assets was approximately $208 and $807 and the operating lease liabilities for remaining long term lease was approximately $208 and $720, respectively. In the year ended December 31, 2025 and 2024, the Company recognized approximately $712 and $662, respectively in total lease costs for the leases. Variable lease costs for the year ended December 31, 2025 were immaterial.

Supplemental cash flow and total lease cost information was as follows:

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2025	2024
Cash payments for operating leases	712	662
Operating lease expense	698	657
Finance lease expense (income)	252	59

For supplemental noncash information on lease liabilities arising from obtaining right-of-use assets, refer to non-cash activities note in the consolidated statements of cash flows.

As of December 31, 2025, the Company’s operating leases had a weighted average remaining lease term of 1.00 year and a weighted average discount rate of 6.75%. Future lease payments under operating leases as of December 31, 2025 were as follows:

Operating
Leases
2026	215

Total future lease payments	215
Less imputed interest	(7)
Total lease liability balance	208

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 5    -    PROPERTY AND EQUIPMENT

Composition:

	December 31,
	2025	2024

	U.S. $ in thousands
Cost:
Office furniture and equipment	75	75
Computer software and electronic equipment	249	249
Laboratory equipment	2,276	2,276
Leasehold improvements	837	837
	3,437	3,437
Accumulated depreciation:
Office furniture and equipment	62	55
Computer software and electronic equipment	249	249
Laboratory equipment	2,074	1,897
Leasehold improvements	817	802
	3,202	3,003
Depreciated cost	235	434

Depreciation expenses for the years ended December 31, 2025 and December 31, 2024 were $199 and $240, respectively.

NOTE 6    -    COMMITMENTS AND CONTINGENCIES

A.	Commitments to pay royalties to the IIA:

BCT obtained from the Chief Scientist of IIA grants for participation in research and development for the years 2007 through 2020, and, in return, BCT is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of Libor per annum. Through the year ended December 31, 2025, there were no grants obtained.

B.

In addition to the royalties which the Company is required to pay to Ramot on its Commercialization of the Licensed Product as described in Note 3 hereof, the Company has other financial obligations under the License Agreement, including without limitation, certain research funding commitments as well as a commitment to reimburse Ramot for all of its documented Licensed Product patent-related expenses. Pursuant to the License Agreement, in the event the Company elects not to reimburse Ramot for any specific patent expenses, the Company’s corresponding Commercialization rights will be terminated by Ramot. By way of example, if the Company elects, in its sole discretion, not to reimburse Ramot’s patent expenses which are incurred in a particular jurisdiction, the Company’s right to Commercialize the Licensed Product in the same jurisdiction may be terminated by Ramot. As of December 31, 2025, there are no outstanding obligations owed to Ramot in connection with the above.

C.

Between November 2023 and April 2024, a putative securities class action and four consolidated derivative lawsuits were filed in the U.S. District Court for the Southern District of New York against the Company and certain officers and directors. The securities action alleges violations of Sections 10(b) and 20(a) of the Exchange Act regarding disclosures related to the FDA clinical trial and approval prospects of NurOwn®. On September 15, 2025, the Court granted in part and denied in part the Company’s motion to dismiss, removing claims related to biomarker data and insider trading while allowing claims regarding specific FDA communications and trial design to proceed. The derivative actions, which allege breaches of fiduciary duty and unjust enrichment, are currently stayed pending further developments in the securities litigation.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 6    -    COMMITMENTS AND CONTINGENCIES (Cont.)

Additionally, in November 2024, 3D Communications, LLC filed a breach of contract lawsuit against the Company in the District of Delaware alleging unpaid invoices for consulting services. The Company has filed an answer, and the case is currently in the discovery phase, with fact discovery scheduled to be completed by October 31, 2025, and dispositive motions due by January 30, 2026. The Company intends to vigorously defend against these matters; however, at this stage, it is unable to predict the ultimate outcome or estimate the range of potential loss, if any, that may result from these proceedings.

NOTE 7    -    WARRANTS LIABILITY

In July 2023, the Company issued 270,270 shares of Common Stock and 270,270 private placement warrants (“July 2023 warrants”) to purchase shares of Common Stock. The gross proceeds from this transaction were approximately $7.5 million. The Common Warrants contain provisions regarding settlement in the event of a fundamental transaction that calculate the fair value of the warrants using a prespecified volatility assumption that was not consistent with the input used to value the warrants at issuance which causes the warrants to be classified as liabilities. The Common Warrants will be measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized as financial income or expense as change in fair value of warrant liabilities in the period of change in the condensed consolidated statements of comprehensive loss. July 2023 warrants are classified as Level 3 financial instruments in the fair value hierarchy (refer to Note 9, Fair Value Measurement).

On March 31, 2025, July 2023 warrants were exercised. As of the exercise date the fair value of July 2023 warrants were recorded at a fair value of $268, including a decrease of $179 for the three - month period ended March 31, 2025. The change has been recognized as loss on change in fair value of derivatives in the Company’s Consolidated Statements of Comprehensive Loss. The warrants were part of the March 31, 2025 warrant inducement agreement and as of December 31, 2025 no warrant liability exists.

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

Private placements and public offerings:

At-the-market (ATM) Offering:

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents (as defined in the New Distribution Agreement) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock (the “Shares”), having an aggregate offering price of up to $100,000,000 (the “August 9, 2021 ATM”). Sales under the August 9, 2021 ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, sales made directly on The Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the twelve months ended December 31, 2025, the Company has sold 2,571,714 shares of Common Stock for gross proceeds of approximately $4,472 under the August 9, 2021, ATM. The issuance costs for the ATM are approximately $134 and the net proceeds are $4,347. As discussed in Note 1 above, the Company’s common stock has been delisted from the Nasdaq and now trades on the OTCQB Venture Market. Accordingly, the August 9, 2021 ATM may no longer be available for use by the Company.

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

Capital Raised Since Inception:

Since its inception and as of December 31, 2025, the Company has raised approximately $186,000 gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 8   -   STOCK CAPITAL (Cont.)

Stock Plans:

During the fiscal year ended December 31, 2025, the Company has outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

On September 16, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”), and the stockholders of the Company approved Amendment No. 4 to the 2014 U.S. Plan, as amended, and Amendment No. 4 to the 2014 Global Option Plan, as amended (collectively, the “Amendments to the 2014 Plans”). The Amendments to the 2014 Plans amend each of the U.S. Plan, as amended, and 2014 Global Option Plan, as amended, respectively (collectively, the “Original 2014 Plans”) to (i) increase the shared pool of shares of the Common Stock available for issuance under the Company’s Original 2014 Plans by 533,333 shares of Common Stock (on a post-Reverse Stock Split basis), resulting in a shared pool of 906,666 shares of Common Stock, and (ii) extend the term of each of the Original 2014 Plans by an additional ten years. This extension applies solely to future grants and does not affect any grants made under the original terms.

On June 25, 2025, the Company held its 2025 Annual Meeting of Stockholders. The stockholders of the Company approved amendments to the Company’s 2014 Stock Incentive Plan and the Company’s 2014 Global Share Option Plan (collectively, the “2014 Plans”) to increase the shared pool of shares available for issuance under the 2014 Plans by 2,000,000 shares from 906,666 shares to 2,906,666 shares.

The 2014 Plans now have a shared pool of 2,906,666 shares of Common Stock available for issuance. As of December 31, 2025, 1,931,433 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company (the “Board”) administers the Company’s stock incentive compensation and equity-based plans.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 8   -   STOCK CAPITAL (Cont.)

Stock-based compensation to employees and directors:

Stock Options:

Under the 2014 Plans, the Company may award stock options to certain employees, officers, directors, and service providers. The stock options vest in accordance with such conditions and restrictions determined by the GNC Committee. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified period. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. The Company didn’t grant stock options during the year ended December 31, 2025 and 2024.

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

	For the year ended December 31,
	2025			2024
		Weighted			Weighted
	Amount	average	Aggregate	Amount	average	Aggregate
	Of	exercise	Intrinsic	Of	exercise	intrinsic
	options(*)	price	Value	Options(*)	Price	value
		$	$		$	$
Outstanding at beginning of period	86,359	34.55		107,052	49.01
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	(34,703)	35.09		(20,693)	109.34
Outstanding at end of period	51,656	34.19	—	86,359	34.55	—
Vested at end of period	43,800	34.39	—	69,176	34.81	—

* Represents Employee Stock Options only (not including RSUs).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on December 31, 2025, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

As of December 31, 2025, there was $48 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 1.07 years. Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the year ended December 31, 2025 and 2024 amounted to $61 and $264, respectively.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 8   -   STOCK CAPITAL (Cont.)

Stock-based compensation to employees and directors: (Cont.)

Stock Options (Cont.):

The options outstanding as of December 31, 2025 and December 31, 2024, have been separated into exercise prices, as follows:

				Weighted average
				remaining
				contractual		Options
Exercise		Options outstanding		Life - Years		exercisable as of
price		As of December 31,		As of December 31,		As of December 31,
$ ()	*	2025	2024	2025	2024	2025	2024
11.25		26,989	30,011	4.15	4.70	26,989	30,011
25.95		13,213	17,693	7.60	8.60	6,940	4,423
36.75		—	24,641	—	0.75	—	24,641
45.60		—	1,760	—	7.18	—	1,210
61.35		6,327	6,727	6.72	7.72	4,744	3,364
142.65		5,127	5,527	4.81	5.81	5,127	5,527
		51,656	86,359	5.41	4.73	43,800	69,176

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

Restricted Stock:(Cont.)

			Weighted
			Average
	Number of	Weighted	Remaining
	Restricted	Average Grant	Contractual
	Stock	Date Fair Value	Term (Years)
Nonvested as of December 31, 2023	20,327	(*) 42.90	1.32
Granted	115,210	(*) 4.95
Vested	6,679	(*) 38.73
Forfeited	7,572	(*)31.11
Nonvested as of December 31, 2024	121,286	6.69	0.72
Granted	688,666	2.14
Vested	469,098	2.74
Forfeited	30,000	2.14
Nonvested as of December 31, 2025	310,854	3.01	0.45

The total compensation expense recorded by the Company in respect of its restricted stock awards to certain employees, officers, directors, and service providers for the year ended December 31, 2025 and 2024 amounted to $1,459 and $434, respectively.

As of December 31, 2025, there was $228 of total unrecognized compensation cost related to non-vested restricted stock under the Plan. The cost is expected to be recognized over a weighted average period of 0.52 years.

Share-based compensation to employees, directors and service providers:

Total Stock-Based Compensation Expense:

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	December 31,
	2025	2024

	U.S. $ in thousands
Research and development	571	355
General and administrative	949	343
Total stock-based compensation expense	1,520	698

Treasury Stock

The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholding upon vesting of restricted stock awards in connection with the Company’s incentive plans. The Company’s repurchases of common stock are recorded at the stock price on the vesting date of the common stock. As of December 31, 2025, the Company repurchased 1,667 shares of its common stock for $116 thousands.

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

	December 31, 2024	December 31, 2023
Time to expiration	4.49 years	4.56 years
Common stock price	$2.25	$4.05
Risk-free interest rate	4.35	3.88
Volatility	123%	116%

As of December 31, 2025 the total balance of warrants liability is 0. See Note 7.

NOTE 10  -   TAXES ON INCOME

A.	Tax rates applicable to the income of the Israeli subsidiary:

BCT is taxed according to Israeli tax laws.

The Israeli corporate tax rate from the year 2018 and onwards is 23%.

B.	Tax rates applicable to the income of the US company:

BrainStorm Cell Therapeutics Inc. is taxed according to U.S. tax laws and is subject to federal tax rate of 21% and additional state tax as required.

C.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2025	2024

	U.S. $ in thousands
Operating loss carryforward	231,867	201,260

Net deferred tax asset before valuation allowance	64,220	56,239
Valuation allowance	(64,220)	(56,239)
Net deferred tax asset	—	—

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 10  -   TAXES ON INCOME (Cont.)

As of December 31, 2025, the Company has provided a full valuation allowance of $64,220 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

D.	Available carryforward tax losses:

As of December 31, 2025, the Company has an accumulated tax loss carryforward of approximately $231,867. Carryforward tax losses in Israel are of unlimited duration. Under the Tax Cut and Jobs Act of 2017, or the Tax Act (subject to modifications under the Coronavirus Aid, Relief, and Economic Security Act), federal net operating losses (NOL) incurred in taxable years ending after December 31, 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

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

E.	Loss from continuing operations, before taxes on income, consists of the following:

	Year ended
	December 31,
	2025	2024

	U.S. $ in thousands
United States	(5,068)	(6,142)
Israel	(5,239)	(5,481)
	(10,307)	(11,623)

F.	Due to the Company’s cumulative losses, the effect of ASC 740 as codified from ASC 740-10 is not material.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 11  -  SHORT-TERM LOANS

On October 31, 2025, the Company entered into a securities purchase agreement with Vanquish Funding Group Inc., a Virgina corporation (“Vanquish”), pursuant to which the Company issued to Vanquish a promissory note in the principal amount of $182,400 (including $22,400 of original issue discount) and received funds of $155,000 after combined legal fees and due diligence fees of $5,000. Upon an event of default the Note is convertible into shares of common stock of the Company, subject to a 4.99% beneficial ownership limitation, at a 35% discount to the lowest trading price of the Company’s common stock for the 10 trading days prior to the conversion. The Note bears interest at 12%, which interest rate increases to 22% if not timely paid. The Note matures on August 30, 2026. Under the Note, $102,144 is payable on April 30, 2026 and $25,536 is payable on each of May 30, 2026, June 30, 2026, July 30, 2026, and August 30, 2026.

On November 10, 2025, the Company entered into a securities purchase agreement with Labrys Fund II, L.P., (“Labrys”), pursuant to which the Company issued to Labrys a promissory note in the principal amount of $143,750 (including $18,750 of original issue discount) and received funds of $121,500 after legal fees of $3,500. Upon an event of default, the Note is convertible into shares of common stock of the Company, subject to a 4.99% beneficial ownership limitation, at a 25% discount to the lowest trading price of the Company’s common stock for the 20 trading days prior to the conversion. Under the Note, $22,589 is payable on each of May 11, 2026, June 10, 2026, July 10, 2026, August 10, 2026, September 10, 2026, and October 9, 2026.

On November 20, 2025, the Company entered into a securities purchase agreement with GS Capital Partners, LLC., (“GS Capital Partners”), pursuant to which the Company issued to GS Capital Partners a promissory note in the principal amount of $180,000 (including $23,400 of original issue discount) and received funds of $152,600 after legal fees of $2,000. Upon an event of default, the Note is convertible into shares of common stock of the Company, subject to a 4.99% beneficial ownership limitation. Under the Note, principal payments shall be made in seven installments, each in the amount of US$28,800.00 commencing on the one hundred eighty first day anniversary following the Issue Date and continuing thereafter each thirty days for the following six months.

In October 2025, the Company entered into a loan agreement with a related party for a principal amount of $220,000. The loan bears interest at an annual rate of 8.5% and is required to be repaid in full no later than December 31, 2026.

On December 24, 2025, the Company entered into a short-term loan agreement with a third-party lender for a principal amount of $100,000. The loan bears interest at an annual rate of 8.5% and is required to be repaid in full no later than December 31, 2026.

On October 6 and December 15, 2025, the Company entered into a short-term loan agreement with a third-party lender for a principal amount of approximately $30,000. The loan bears interest at an annual rate of 8.5% and is required to be repaid in full no later than December 31, 2026.

NOTE 12  -   TRANSACTIONS WITH RELATED PARTIES

On November 4, 2024 the company entered into a Loan Agreement with a related party in a non-material amount. The loan was repaid in full on May 21, 2025.

During October 2025, the company entered into a Loan Agreement with a related party in a non - material amount.

Other than transactions and balances related to loan and share based compensation to officers and directors, the Company did not have any transactions and balances with related parties and executive officers during 2025 and 2024.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 13  -   SEGMENT REPORTING

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2025 and 2024:

	Year ended
	December 31,
	2025	2024

	U.S. $in thousands
Research and Development expenses (*):

Payroll and payroll related	$1,596	$1,633
Subcontractors and consultants	1,116	1,582
Other	703	849

General and Administrative expenses (*)

Payroll and payroll related	2,572	3,424
Professional services	1,299	2,007
Other	947	1,259

Other segment items:

Share-based payments	1,520	698
Finance expense, net	534	77
Gain on change in fair value of Warrants liability (Note 7)	(179)	(147)
Depreciation	199	241

Net loss	$10,307	$11,623

(*) Excluding share-based payment, depreciation and gain on change in fair value of warrants liability.

BRAINSTORM CELL THERAPEUTICS INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to Consolidated Financial Statements

NOTE 14  -   SUBSEQUENT EVENTS

A.	On December 31, 2025, January 5, 2026, and January 6, 2026, the Company entered into three separate securities purchase transactions pursuant to which it issued three promissory notes to three accredited investors, as summarized below. Each transaction was entered into in reliance upon exemptions from registration under the Securities Act of 1933, as amended.
●	On December 31, 2025, the Company issued an unsecured promissory note for $94,300, providing $82,000 in proceeds and contemplating future tranches of up to $2,000,000. The note bears a 12% one-time interest charge, matures on October 30, 2026, and is repayable in five scheduled installments beginning June 30, 2026, with an optional 180-day prepayment period at specified discounts. In the event of a default, the holder may convert outstanding balances into common stock at a significant discount to market price and is entitled to liquidated damages and default interest rates of 150% to 175% of the outstanding obligations.
●	On January 5, 2026, the Company issued an unsecured convertible promissory note for $94,875, yielding $80,000 in net proceeds after an original issue discount. The note matures on January 5, 2027, carries a 10% one-time interest charge, and requires monthly amortization payments starting July 5, 2026. In the event of a default, the holder has the right to convert the outstanding balance into common stock at a 25% discount to the lowest trading price of the preceding 20 trading days, subject to a 4.99% beneficial ownership cap and potential 150% default payment provisions.
●	On January 6, 2026, the Company issued an unsecured convertible promissory note in the principal amount of $140,000, receiving $126,000 in cash proceeds after an original issue discount. The note carries a 12% one-time interest charge, matures in 12 months, and requires scheduled amortization payments beginning 60 days post-closing. The holder may convert the note into common stock at a 35% discount to market prices starting six months after issuance (or earlier upon default) and maintains a right to sweep 50% of subsequent financings over $500,000 toward repayment.
B.

In February 2026, the Company entered into two separate Securities Purchase Agreements (the “Agreements”) for the issuance of securities in private placement transactions, seeking to raise aggregate gross proceeds of up to $2,000,000. Under the terms of both Agreements, investors are purchasing units consisting of Common Stock at a purchase price of $0.60 per share, or Pre-Funded Warrants at a purchase price of $0.59995 per warrant (with an exercise price of $0.00005 per share) to comply with beneficial ownership limitations. In connection with these placements, the Company is also issuing Common Warrants exercisable for a number of shares equal to 120% of the purchased units at an exercise price of $1.00 per share, subject to standard anti-dilution adjustments. In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events through the date the consolidated financial statements were issued. The Company concluded that no other subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, under the supervision of the Audit Committee of the Board (the “Audit Committee”) and with the participation of our Chief Executive Officer and interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on this evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting, as described below.

Notwithstanding this material weakness, the Company has concluded that the Company’s consolidated financial statements as of and for the twelve-month period ended December 31, 2025, are fairly presented in all material respects in accordance with U.S. generally accepted accounting principles, based on the nature of the identified control deficiency and the absence of any actual misstatements.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis.

During the year ended December 31, 2025, management identified a material weakness in the Company’s short-term loans initiation, review, authorization and execution controls. Although this deficiency did not result in a misstatement of the Company’s financial statements, it created a risk that a material misstatement could occur and not be prevented or detected on a timely basis. Accordingly, management concluded that this identified control deficiency constitutes a material weakness.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation plan adopted to address the material weakness discussed above, there have been no changes in our system of internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        OTHER INFORMATION.

During the quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Name	Age	Position
Mr. Chaim Lebovits	55	President and Chief Executive Officer
Ms. Alla Patlis, CPA, MBA	39	Interim Chief Financial Officer and Controller
Mr. Uri Yablonka	49	Executive Vice President, Chief Business Officer, Secretary and Director
Dr. Hartoun Hartounian	65	Executive Vice President and Chief Operating Officer
Dr. Ibrahim B. Dagher	56	Executive Vice President and Chief Medical Officer
Dr. Jacob Frenkel, PhD, MA	83	Chairperson and Director
Dr. Irit Arbel, PhD	66	Vice-Chairperson and Director
Dr. Anthony Polverino, PhD	63	Director
Dr. Menghisteab Bairu	65	Director
Mr. Nir Naor	51	Director
Dr. Stacy Lindborg, PhD	55	Director

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

Mr. Nir Naor joined the Company in June 2023 as a director and as Chair of the Audit Committee. Mr. Naor has been serving in a finance advisory capacity to a number of private companies. Mr. Naor previously served as Chief Financial Officer of Axogen from December 2023 to July 2025. From October 2022 to November 2023, Mr. Naor held advisory and short-term CFO roles at a number of growth companies. Mr. Naor previously served as the Chief Financial Officer of HMNC Brain Health from December 2021 to October 2022 and as the Chief Financial Officer of Arbor Pharmaceuticals from January 2021 to September 2021. Prior to this, Mr. Naor served as the Chief Financial Officer, U.S. and the Americas, of Molnlycke, from October 2017 to January 2021. Prior to this, Mr. Naor served as Chief Financial Officer, U.S., of UCB from July 2016 to July 2017. Previously, Mr. Naor held various senior leadership finance roles in the biopharmaceutical industry. Previously, Mr. Naor worked as an investment banker and as a commercial lawyer in Israel. Mr. Naor is a Certified Public Accountant (Israel, inactive) and a Chartered Financial Analyst, and holds an MBA from IMD Business School in Switzerland and an MBA from Tel Aviv University in Israel, an L.L.M. from Hamburg University in Germany, and an L.L.B. in Law and a Bachelor degree in Accounting from Tel Aviv University in Israel. We believe that Mr. Naor possesses specific attributes that qualify him to serve on our Board, including his substantial experience in corporate finance and the biopharmaceutical industry.

Dr. Stacy Lindborg was appointed as a member of the Board in May 2024. Dr. Lindborg joined the Company in June 2020 as Executive Vice President and Chief Development Officer. In January 2023, she was appointed to serve as Co-Chief Executive Officer until resigning from the position effective May 9, 2024. She also serves on the board of directors of Imunon, Inc. (formerly Celsion Corporation), a publicly-traded clinical stage biotechnology company. Dr. Lindborg previously served at Biogen Inc. (“Biogen”) from 2012 to 2020, where she was most recently Vice President, Analytics and Data Science. She also served on the R&D governance team during a time of significant growth for Biogen, and was active in guiding the firm’s long-term vision for growth through analytics and by stimulating innovative development platforms to increase productivity. Prior to her role at Biogen, Dr. Lindborg worked at Eli Lilly & Company, where she held positions of increasing responsibility. In her role as the Head of R&D strategy, she was responsible for characterizing the productivity of the portfolio and driving key R&D strategy projects including the annual R&D Long-Range Plan. Additionally, she was Leader of Zyprexa Product Management in which she was responsible for R&D, Commercial and Manufacturing plans. Dr. Lindborg holds a Ph.D. in statistics from Baylor University. We believe that Dr. Lindborg possesses specific attributes that qualify her to serve on our Board, including her substantial experience as an executive the biopharmaceutical industry.

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

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years, been involved in any legal proceedings that are required to be disclosed pursuant to the rules and regulations of the SEC.

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

The Audit Committee currently consists of Mr. Naor (Chair), Dr. Bairu and Dr. Arbel, each of whom is independent within the meaning of the Nasdaq rules and Rule 10A-3 under the Exchange Act. The Board of Directors has determined that Dr. Arbel is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The Audit Committee held four meetings during the fiscal year ended December 31, 2025. The Audit Committee operates under a written charter which is available on our website at www.brainstorm-cell.com. The Audit Committee’s responsibilities include, among other things:

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

The GNC Committee currently consists of Dr. Arbel (Chair), Dr. Polverino and Mr. Naor, each of whom is independent as defined under applicable Nasdaq listing standards. The GNC Committee held two meetings during the fiscal year ended December 31, 2025. The GNC Committee operates under a written charter which is available on our website at www.brainstorm-cell.com. The GNC Committee’s responsibilities include, among other things:

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

Stockholder Nominations

During the fourth quarter of fiscal year 2025, we made no material changes to the procedures by which stockholders may recommend nominees to our Board, as described in our most recent proxy statement.

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

To our knowledge, based solely on our review of Forms 3, 4 and 5, and any amendments thereto, filed by such reporting persons and/ or written representations that no Form 5 was required, we believe that during the fiscal year ended December 31, 2025, all filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% percent of a registered class of our equity securities under the Exchange Act were met in a timely manner except for one late Form 4 filing for Ibrahim B. Dagher with respect to one issuance of restricted stock.

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

Policy on Trading of Securities and Public Disclosures

Our Policy on Trading of Securities and Public Disclosures governs the purchase, sale, and other dispositions of the Company’s securities by the Company’s directors, officers and employees (the “Policy”). We believe that the Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to the Company. The Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11.        EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth certain summary information with respect to the compensation paid during the fiscal years ended December 31, 2025 and 2024 earned by our Chief Executive Officer, Former President & Former Chief Medical Officer, and Co-Chief Executive Officer (the “Named Executive Officers”). In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Summary Compensation Table

						Stock	All Other
		Salary		Bonus		Awards	Compensation
Name and Principal Position	Year	($)		($)		($) (1)	($)		Total ($)
Chaim Lebovits (*),Chief Executive Officer & President	2025	291,667	(4)	—		256,800	164,874	(5)	713,341
	2024	387,500		121,654	(2)	100,715	140,434	(3)	750,303
Dr. Ibrahim B. Dagher, Executive Vice President, Chief Medical Officer (6)	2025	143,445	(9)	—		107,000	18,240	(10)	498,578
	2024	294,000		103,750	(7)	71,855	28,973	(8)	498,578
Uri Yablonka (*), Executive Vice President, Chief Business Officer, Secretary and Director	2025	123,565	(12)	—		128,400	76,348	(13)	328,313
	2024	151,390		—		36,111	78,637	(11)	266,138

(*)

Mr. Lebovits and Mr. Yablonka were paid in NIS; the amounts above are the U.S. dollar equivalent. The conversion rate used was the average of the 2025 and 2024 daily rates between the U.S. dollar and the NIS as published by the Bank of Israel, the central bank of Israel.

(1)	The amounts shown in the “Stock Awards” columns represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the Named Executive Officer during fiscal 2025 and fiscal 2024. ASC 718 fair value amount as of the grant date for stock awards generally is spread over the number of months of service required for the grant to vest.
(2)	During 2024, the Company paid Mr. Lebovits a discretionary cash bonus payment of $121,654 in recognition of his contributions to the Company’s performance in fiscal year 2024.

(3)	For 2024, includes (i) $55,593 in management insurance (which includes pension, disability insurance and severance pay), (ii) $28,964 towards such employee’s education fund, (iii) $11,101 for Israeli social security and (iv) $23,918 for use of a Company car. Also includes $20,858 in the form of a tax gross-up for these benefits.
(4)	During the year ended December 31, 2025, cash compensation was paid to Mr. Lebovits through July 2025. Effective August 2025 through December 31, 2025, the Company deferred salary payments; however, the related payroll expenses, including applicable taxes and social benefits, were fully accrued as a liability in the Company’s financial statements.
(5)	For 2025, includes (i) $52,032 in management insurance (which includes pension, disability insurance and severance pay), (ii) $27,263 towards such employee’s education fund, (iii) $12,580 for Israeli social security and (iv) $7,199 for use of a Company car. Also includes $65,800 in the form of a tax gross - up for these benefits.
(6)	Dr. Ibrahim B. Dagher joined the Company in July 2023 as the Chief Development Officer, and was promoted to the Chief Medical Officer in April 2024.
(7)	During 2024, the Company paid Dr. Ibrahim B. Dagher a discretionary cash bonus payment of $103,750 in recognition of his contributions to the Company’s performance in fiscal year 2024.
(8)	For 2024, includes (i) $2,380 for income protection, (ii) $16,243 for government benefits and (iii) $10,350 for retirement benefits.
(9)	For the fiscal year ended December 31, 2025, cash compensation paid to Dr. Ibrahim B. Dagher was reduced as part of the Company’s cash preservation measures. The Company has recognized an accrued liability for the remaining unpaid compensation, including all associated payroll taxes and benefits, to reflect the total expense incurred for services rendered during the period.
(10)	For 2025, includes (i) $2,764 for income protection, (ii) $11,117 for government benefits and (iii) $4,359 for retirement benefits.
(11)	For 2024, includes (i) $24,630 in management insurance (which includes pension, disability insurance and severance pay), (ii) $11,354 towards such employee’s education fund, (iii) $11,069 for Israeli social security and (iv) $15,923 for use of a Company car. Also includes $15,661 in the form of a tax gross-up for these benefits.
(12)	During the year ended December 31, 2025, cash compensation was paid to Mr. Yablonka through August 2025. Effective September 2025 through December 31, 2025, the Company deferred salary payments; however, the related payroll expenses, including applicable taxes and social benefits, were fully accrued as a liability in the Company’s financial statements.
(13)	For 2025, includes (i) $20,178 in management insurance (which includes pension, disability insurance and severance pay), (ii) $9,267 towards such employee’s education fund, (iii) $12,580 for Israeli social security and (iv) $16,816 for use of a Company car. Also includes $17,507 in the form of a tax gross-up for these benefits.

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

Outstanding Equity Awards

The following table sets forth information regarding equity awards granted to the Named Executive Officers that are outstanding as of December 31, 2025. All equity awards in the following table were granted pursuant to the 2014 Global Share Option Plan (solely to participants who are residents of Israel) (the “2014 Global Plan”) or the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”). In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Outstanding Equity Awards at December 31, 2025

	Option Awards					Stock Awards
								Market
	Number of	Number of				Number		Value of
	Securities	Securities				of Shares		Shares or
	Underlying	Underlying				or Units		Units of
	Unexercised	Unexercised		Option		of Stock		Stock That
	Options	Options		Exercise	Option	That Have		Have Not
	(#)	(#)		Price	Expiration	Not Vested		Vested
Name	Exercisable	Unexercisable		($)	Date	(#)		($)(1)
Chaim Lebovits						60,000	(2)	33,000
						10,173	(3)	5,595
						520	(4)	286
						1,039	(5)	571

Uri Yablonka	889	—		11.25	06/22/2026	—		—
	889	—		11.25	11/10/2027	—		—
	889	—		11.25	11/30/2028	—		—
	889	—		11.25	12/12/2029	—		—
	889	—		11.25	12/10/2031	—		—
	889	—		11.25	12/15/2031	—		—
						40,000	(6)	22,000
						3,647	(7)	2,006
Dr. Ibrahim B. Dagher	3,000	2,333	(8)	25.95	08/01/2033	7,258	(9)	3,992
						25,000	(10)	13,750

(1)	Based on the fair market value of our Common Stock on December 31, 2025 ($0.55 per share).

(2)	Restricted stock award vests 50% of the award on the six-month anniversary of the date of grant (January 1, 2025) and the remaining 50% of the award shall vest on the eighteenth-month anniversary of the date of grant, provided that Chaim Lebovits remains employed by the Company from the date of grant through each applicable vesting date.
(3)	Restricted stock award vests 50% on each of the 1st and 2nd anniversary of date of grant (March 11, 2024), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(4)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (July 26, 2022), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(5)	Restricted stock award vests 25% on each of the 1st, 2nd, 3rd and 4th anniversary of date of grant (July 26, 2023), provided that Chaim Lebovits remains continuously employed by the Company from the date of grant through each applicable vesting date.
(6)	Restricted stock award vests 50% of the award on the six-month anniversary of the date of grant (January 1, 2025) and the remaining 50% of the award shall vest on the eighteenth-month anniversary of the date of grant, provided that Uri Yablonka remains employed by the Company from the date of grant through each applicable vesting date.
(7)	Restricted stock award vests 50% on each of the 1st and 2nd anniversary of date of grant (March 11, 2024), provided that Uri Yablonka remains continuously employed by the Company from the date of grant through each applicable vesting date.
(8)	The shares subject to this stock option vest in installments of 25% of the shares underlying the option shall vest and become exercisable on the first anniversary of August 2, 2023 and the remaining shares underlying the Option shall vest and become exercisable in equal quarterly installments thereafter until fully vested and exercisable on the fourth anniversary of August 2, 2023, provided that Ibrahim Dagher remains continuously employed by the Company from the date of grant through each applicable vesting date.
(9)	Restricted stock award vests 50% on each of the 1st and 2nd anniversary of date of grant (March 11, 2024), provided that Ibrahim Dagher remains continuously employed by the Company from the date of grant through each applicable vesting date.
(10)	Restricted stock award vests 50% of the award on the six-month anniversary of the date of grant (January 1, 2025) and the remaining 50% of the award shall vest on the eighteenth-month anniversary of the date of grant, provided that Chaim Lebovits remains employed by the Company from the date of grant through each applicable vesting date.

Stock Incentive Plans

During the fiscal year ended December 31, 2025, the Company has outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

The 2014 Plans now have a shared pool of 2,906,666 shares of Common Stock available for issuance. As of December 31, 2025, 1,931,433 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company (the “Board”) administers the Company’s stock incentive compensation and equity - based plans.

Compensation of Directors

The following table sets forth certain summary information with respect to the compensation paid during the fiscal year ended December 31, 2025 earned by each of the directors of the Company. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

Director Compensation Table for Fiscal 2025

	Fees
	Earned or	Stock		Option
	Paid in	Awards		Awards	Total
Name	Cash ($)	($)(1)		($)(1)	($)
Dr. Jacob Frenkel	—	85,600	(2)	—	85,600
Dr. Irit Arbel	—	65,625	(3)	—	65,625
Dr. Anthony Polverino	—	51,360	(4)	—	51,360
Dr. Menghisteab Bairu	—	51,360	(5)	—	51,360
Nir Naor(6)	—	—		—	—

(1)	The amounts shown in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the directors during fiscal 2025. The fair value of each stock option award is estimated as of the date of grant using the Black - Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note 8 - Share - based compensation to employees and to directors to Consolidated Financial Statements.
(2)	At December 31, 2025, Dr. Frenkel held unexercised options (vested and unvested) to purchase 10,000 shares of Common Stock and no unvested shares of restricted Common Stock.
(3)	At December 31, 2025, Dr. Arbel held unexercised options (vested and unvested) to purchase 11,377 shares of Common Stock and no unvested shares of restricted Common Stock.
(4)	At December 31, 2025, Dr. Polverino held no unvested shares of restricted Common Stock and no unexercised options to purchase shares of Common Stock.
(5)	As of December 31, 2025, Dr. Bairu held no unvested shares of restricted common stock or unexercised option to purchase shares of Common Stock.
(6)	At December 31, 2025, Nir Naor held no unvested shares of restricted Common Stock and no unexercised options to purchase shares of Common Stock.

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

Policies and Procedures Related to the Timing of Certain Equity Awards and the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information for the purpose of affecting the value of executive compensation. During the year ended December 31, 2025, we did not grant unit options or option-like equity awards to our executive officers or directors. Accordingly, we do not currently have a formal practice or policy with respect to the grant of unit options or option-like awards.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 1, 2026 (unless otherwise indicated) with respect to the beneficial ownership of our Common Stock by the following: (i) each of our current directors; (ii) the Named Executive Officers; and (iii) all of the current executive officers and directors as a group. As of March 1, 2026, to the knowledge of the Company, no shareholder of the Company beneficially owns more than five percent (5)% of the outstanding shares of our Common Stock.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of our Common Stock issuable under options that are exercisable on or within 60 days after March 1, 2026 (“Presently Exercisable Options”) or under warrants that are exercisable on or within 60 days after March 1, 2026 (“Presently Exercisable Warrants”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the Common Stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the Common Stock beneficially owned by any other person or entity. Unless otherwise indicated, the address of each person listed in the table is c/o Brainstorm Cell Therapeutics Inc., 1325 Avenue of Americas, 28th Floor, New York, NY 10019.

The percentage of the Common Stock beneficially owned by each person or entity named in the following table is based on 11,034,775 shares of Common Stock outstanding as of March 1, 2026, plus any shares issuable upon exercise of Presently Exercisable Options and Presently Exercisable Warrants held by such person or entity.

	Shares Beneficially Owned
	(Includes Common Stock, Presently
	Exercisable Options and Presently
	Exercisable Warrants)
Name of Beneficial Owner	#		%
Directors and Named Executive Officers in 2025
Chaim Lebovits	334,349	(1)	3.03%
Dr. Stacy Lindborg	44,146	(2)	*
Uri Yablonka	73,797	(3)	*
Dr. Irit Arbel	52,432	(4)	*
Dr. Anthony Polverino	25,730	(5)	*
Nir Naor	—		—
Dr. Jacob Frenkel	53,777	(6)	*
Dr. Menghisteab Bairu	24,000	(7)	*
Dr. Ibrahim B. Dagher	82,515	(8)	*
Dr. Hartoun Hartounian	52,000	(9)	*
All current directors and executive officers as a group (11 persons)	788,615	(10)	7.13%

*     Less than 1%.

(1)	Consists of (i)128,919 shares of Common Stock owned by ACCBT Corp. acquired through an investment into the Company and (ii) 4,470 shares of Common Stock owned by ACC International Holdings Ltd., and (iii) 200,960 shares of restricted stock. Chaim Lebovits, our Chief Executive Officer, may be deemed the beneficial owner of these shares. The address of ACCBT Corp. and ACC International Holdings Ltd.is Morgan & Morgan Building, Pasea Estate, Road Town, Tortola, British Virgin Islands.
(2)	Consists of 44,146 shares of restricted stock.
(3)	Consists of 5,333 of shares of Common Stock issuable upon the exercise of Presently Exercisable Options and 68,464 shares of restricted stock.

(4)	Consists of 11,378 shares of Common Stock issuable upon the exercise of Presently Exercisable Options and 41,054 shares of restricted stock.
(5)	Consists of 25,730 shares of restricted stock.
(6)	Prof. Frenkel joined the board of directors of the Company on March 31, 2020. Consists of 43,777 shares of Common Stock owned prior to joining the board and 10,000 issuable upon the exercise of Presently Exercisable Options.
(7)	Consists of 24,000 shares of restricted stock.
(8)	Consists of 79,515 shares of restricted stock and 3,000 issuable upon the exercise of Presently Exercisable Options.
(9)	Consists of 52,000 shares of restricted stock.
(10)	Includes 31,231 shares of Common Stock issuable upon the exercise of Presently Exercisable Options.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2025:

	Number of				Number of
	securities		Weighted-		securities
	to be		Average		remaining
	issued upon		Exercise		available for
	exercise of		price of		future
	outstanding		Outstanding		issuance
	options,		options,		under equity
	warrants		warrants		compensation
Plan Category	and rights		and rights		Plans
Equity compensation plans approved by security holders	51,656	(2)	$34.19	(3)	1,931,433	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	51,656		$34.19		585,379	(1)

(1) Includes 51,656 shares of common stock issuable upon the exercise of outstanding options only.

(2) Since restricted stock units do not have any exercise price, such units are not included in the weighted average exercise price calculation.

(3) A total of 1,983,089 shares of our Common Stock are reserved for issuance in aggregate under the Equity Plans and the Prior Plans. Any awards granted under either the 2014 Global Plan or the 2014 U.S. Plan will reduce the total number of shares available for future issuance under the other plan.

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

Item 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm

Principal Accountant Fees and Services

Our independent public accounting firm is Brightman Almagor Zohar & Co., a Firm in the Deloitte Global Network (“Deloitte”), located at 1 Azrieli Center, P.O.B. 16593, Tel Aviv, Israel, 6701101], with PCAOB Auditor ID 1197. The following table presents fees for professional audit services rendered by Deloitte for the audit of our financial statements for the fiscal years ended December 31, 2025 and 2024 and fees billed for other services rendered by Deloitte during those periods.

	December 31,
	2025	2024
Audit Fees (1)	$125,000	$150,000
Tax Fees (2)	$13,500	$12,000
Total Fees	$138,500	$162,000

(1)	Audit fees are comprised of fees for professional services performed by Deloitte for the audit of our annual financial statements and the review of our quarterly financial statements, as well as other services provided by Deloitte in connection with statutory and regulatory filings or engagements.
(2)	Tax fees are comprised of tax compliance services to the Company performed by Deloitte.

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

PART IV

Item 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1)	Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

(2)	Financial Statement Schedules.

All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

(3)	Exhibits.
		Filed (or	Incorporated by Reference Herein
Exhibit Number	Description	Furnished) with this Form 10-K	Form	Exhibit & File No.	Date Filed

2.1	Agreement and Plan of Merger, dated as of November 28, 2006, by and between Brainstorm Cell Therapeutics Inc., a Washington corporation, and Brainstorm Cell Therapeutics Inc., a Delaware corporation.		Definitive Schedule 14A	Appendix A File No. 333-61610	November 20, 2006

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix B File No. 333-61610	November 20, 2006

3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated September 15, 2014.		Form 8-K	Exhibit 3.1 File No. 000-54365	September 16, 2014

3.3	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc. dated August 31, 2015.		Form 8-K	Exhibit 3.1 File No. 001-366641	September 4, 2015

3.4	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 16, 2024.		Form 8-K	Exhibit 3.1 File No. 001-366641	September 16, 2024

3.5	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 30, 2024.		Form 8-K	Exhibit 3.1 File No. 001-366641	October 1, 2024

3.5	ByLaws of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix C File No. 333-61610	November 20, 2006

3.6	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007.		Form 8-K	Exhibit 3.1 File No. 333-61610	March 27, 2007

3.7	Certificate of Amendment to the Brainstorm Cell Therapeutics Inc. Certificate of Incorporation.		Form 8-K	Exhibit 3.1 File No. 001-36641	September 16, 2024

3.8	Certificate of Amendment to the Brainstorm Cell Therapeutics Inc. Certificate of Incorporation.	Form 8-K	Exhibit 3.1 File No. 001-36641	October 1, 2024

3.9	Amendment No. 2 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of April 20, 2025.	Form 8-K	Exhibit 3.1 File No. 001-36641	April 21, 2025

4.1	Specimen Certificate of Common Stock of Brainstorm Cell Therapeutics Inc.	Form 8-K	Exhibit 4.1 File No. 000-54365	September 16, 2014

4.2	Description of the Company’s Securities.	Form 10-K	Exhibit 4.2 File No.001-36641	March 30, 2023

4.3	Form of Common Warrant	Form 8-K	Exhibit 4.1 File No. 001-36641	July 19, 2023

4.4	Common Stock Purchase Warrants (June 2024)	Form 8-K	Exhibit 4.1 File No. 001-36641	June 28, 2024

4.5	Pre-Funded Warrant (June 2024)	Form 8-K	Exhibit 4.2 File No. 001-36641	June 28, 2024

4.6	Common Stock Purchase Warrant (Augst 2024)	Form 10-Q	Exhibit 4.1 File No. 001-36641	August 14, 2024

4.7	Form of Senior Indenture (including Form of Senior Note)	Form S-3	Exhibit 4.2 File No. 333-281827	August 28, 2024

4.8	Form of Subordinated Indenture (including Form of Subordinated Note)	Form S-3	Exhibit 4.3 File No. 333-281827	August 28, 2024

4.9	Common Stock Purchase Warrant (March 2025)	Form 8-K	Exhibit 4.1 File No. 001-36641	March 31, 2025

4.10	Form of Common Stock Purchase Warrant (February 2026)	Form 8-K	Exhibit 4.1 File No. 001-36641	February 13, 2026

4.10	Form of Pre-Funded Warrant (February 2026)	Form 8-K	Exhibit 4.2 File No. 001-36641	February 13, 2026

4.11	Form of Common Stock Purchase Warrant (February 24, 2026)	Form 8-K	Exhibit 4.1 File No. 001-36641	February 27, 2026

4.12	Form of Pre-Funded Warrant (February 24, 2026)	Form 8-K	Exhibit 4.2 File No. 001-36641	February 27, 2026

10.1	Research and License Agreement, dated as of July 8, 2004, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K	Exhibit 10.1 File No. 333-61610	July 16, 2004

10.2	Research and License Agreement, dated as of March 30, 2006, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K	Exhibit 10.1 File No. 333-61610	April 4, 2006

10.3	Amendment Agreement, dated as of May 23, 2006, to Research and License Agreement, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K/A	Exhibit 10.1 File No. 333-61610	May 30, 2006

10.4	Amendment Agreement, dated as of March 31, 2006, among the Company, Ramot at Tel Aviv University Ltd. and certain warrantholders.	Form 8-K	Exhibit 10.2 File No. 333-61610	April 4, 2006

10.5	Second Amended and Restated Research and License Agreement, dated July 26, 2007, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 10-QSB	Exhibit 10.4 File No. 333-61610	August 20, 2007

10.6	Second Amended and Restated Registration Rights Agreement, dated August 1, 2007, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 10-QSB	Exhibit 10.5 File No. 333-61610	August 20, 2007

10.7	Waiver and Release, dated August 1, 2007, executed by Ramot at Tel Aviv University Ltd. in favor of the Company.	Form 10-QSB	Exhibit 10.6 File No. 333-61610	August 20, 2007

10.8	Letter Agreement, dated December 24, 2009, by and between the Company and Ramot at Tel Aviv University Ltd.	Form 8-K	Exhibit 10.1 File No. 333-61610	December 31, 2009

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

		Form 10-Q	Exhibit 10.2 File No. 000-54365	August 15, 2011

10.38*	Employment Agreement dated June 6, 2014 between Brainstorm Cell Therapeutics Ltd. and Uri Yablonka.	Form 8-K	Exhibit 10.1 File No. 000-54365	June 9, 2014

10.39*	Restricted Stock Award Agreement under the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan, regarding July 26, 2017 grant to Chaim Lebovits.	Form 10-Q	Exhibit 10.2 File No. 001-36641	October 17, 2017

10.40	Form of Securities Purchase Agreement.	Form 8-K	Exhibit 10.1 File No. 000-54365	June 13, 2014

10.41	Form of Warrant.	Form 8-K	Exhibit 10.2 File No. 000-54365	June 13, 2014

10.42	Form of Registration Rights Agreement.	Form 8-K	Exhibit 10.3 File No. 000-54365	June 13, 2014

10.43	Form of Warrant.	Form 8-K	Exhibit 4.1 File No. 001-36641	January 8, 2015

10.44	Warrant Exercise Agreement, dated as of January 8, 2015.	Form 8-K	Exhibit 10.2 File No. 001-36641	January 8, 2015

10.45	Form of Warrant.	Form 8-K	Exhibit 4.1 File No. 001-36641	June 7, 2018

10.46	Warrant Exercise Agreement.	Form 8-K	Exhibit 10.1 File No. 001-36641	June 7, 2018

10.47	Leak-Out Agreement.	Form 8-K	Exhibit 10.2 File No. 001-36641	June 7, 2018

10.48	Share Cap Agreement.	Form 10-Q	Exhibit 10.4 File No. 001-36641	July 23, 2018

10.49*	Employment Agreement dated September 28, 2015 between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits.	Form 8-K	Exhibit 10.1 File No. 001-36641	September 28, 2015

10.50*	First Amendment to Employment Agreement dated March 7, 2016 between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits.	Form 10-K	Exhibit 10.53 File No. 001-36641	March 9, 2016

10.51*	Second Amendment to Employment Agreement dated July 26, 2017 between the Company and Chaim Lebovits.	Form 10-Q	Exhibit 10.3 File No. 001-36641	October 17, 2017

10.52*	Employment Agreement dated February 28, 2017 between Brainstorm Cell Therapeutics Inc. and Dr. Ralph Kern, as amended by Amendment No. 1 dated March 3, 2017.	Form 8-K	Exhibit 10.1 File No. 001-36641	March 6, 2017

10.53*	Brainstorm Cell Therapeutics Inc. Second Amended and Restated Director Compensation Plan.	Form 8-K	Exhibit 10.1 File No. 001-36641	July 10, 2014

10.54*	Brainstorm Cell Therapeutics Inc. First Amendment to the Second Amended and Restated Director Compensation Plan.	Form 10-Q	Exhibit 10.2 File No. 001-36641	May 14, 2015

10.55*	Brainstorm Cell Therapeutics Inc. Second Amendment to the Second Amended and Restated Director Compensation Plan dated February 26, 2017.	Form 10-K	Exhibit 10.54 File No. 001-36641	March 29, 2017

10.56*	Brainstorm Cell Therapeutics Inc. Third Amendment to the Second Amended and Restated Director Compensation Plan.	Form 10-Q	Exhibit 10.1 File No. 001-36641	October 17, 2017

10.57	Brainstorm Cell Therapeutics Inc. Fourth Amendment to the Second Amended and Restated Director Compensation Plan.	Form 10-K	Exhibit 10.54 File No. 001-36641	March 28, 2022

10.58	Notice of Award - CLIN2: Partnering Opportunity for Clinical Trial Stage Projects California Institute for Regenerative Medicine, August 25, 2017.	Form 10-K	Exhibit 10.50 File No. 001-36641	March 8, 2018

10.59	Distribution Agreement, dated June 11, 2019, by and between Brainstorm Cell Therapeutics Inc. and Raymond James & Associates, Inc.	Form 8-K	Exhibit 1.1 File No. 001-36641	June 11, 2019

10.60	Form of Warrant	Form 8-K	Exhibit 4.1 File No. 001-36641	August 2, 2019

10.61	Warrant Exercise Agreement	Form 8-K	Exhibit 10.1 File No. 001-36641	August 2, 2019

10.62	Form of Warrant Amendment Agreement, dated June 27, 2024 between the Company and the purchaser party thereto	Form 8-K	Exhibit 10.3 File No. 001 -36641	June 28, 2024

10.63*	Offer letter, dated April 1, 2020, by and between Brainstorm Cell Therapeutics Inc. and David Setboun	Form 8-K	Exhibit 10.1 File No. 001-36641	April 3, 2020

10.64*	Offer letter, dated May 26, 2020, by and between Brainstorm Cell Therapeutics Inc. and Stacy Lindborg	Form 10-K	Exhibit 10.63 File No. 001-36641	February 4, 2021

10.65*	Third Amendment to Employment Agreement dated June 23, 2020 between the Company and Chaim Lebovits.	Form 10-Q	Exhibit 10.1 File No. 001-36641	August 5, 2020

10.66*	Amendment to Employment Agreement dated June 23, 2020 between the Company and Uri Yablonka.	Form 10-Q	Exhibit 10.2 File No. 001-36641	August 5, 2020

10.67	Distribution Agreement, dated August 9, 2021, by and among Brainstorm Cell Therapeutics, Inc., SVB Leerink LLC and Raymond James & Associates, Inc.	Form S-3	Exhibit 1.2 File No. 001-36641	August 9, 2021

10.68	Amendment No. 1 dated April 2, 2024 to the Distribution Agreement dated August 9, 2021 by and among Brainstorm Cell Therapeutics Inc., Leerink Partners LLC and Raymond James & Associates, Inc.	Form 8-K	Exhibit 1.1 File No. 001 -36641	April 2, 2024

10.69*	Amendment No. 2 to Offer Letter Agreement dated September 18, 2022 between Brainstorm Cell Therapeutics Inc. and Dr. Stacy Lindborg	Form 8-K	Exhibit 10.1 File No. 001-36641	September 22, 2022

10.70*	Amendment No. 3 to Offer Letter Agreement dated January 3, 2023 between Brainstorm Cell Therapeutics Inc. and Dr. Stacy Lindborg	Form 8-K	Exhibit 10.1 File No. 001-36641	January 4, 2023

10.71*	Separation Agreement dated April 16, 2024 between Brainstorm Cell Therapeutics Inc. and Stacy Lindborg	Form 10-Q	Exhibit 10.2 File No. 001-36641	August 14, 2024

10.72*	Separation Agreement, effective January 20, 2023, between Brainstorm Cell Therapeutics Inc. and Dr. Ralph Kern	Form 8-K	Exhibit 10.2 File No. 001-36641	January 4, 2023

10.73*	Employment Agreement dated June 19, 2024 between Brainstorm Cell Therapeutics Inc. and Hartoun Hartounian	Form 10-Q	Exhibit 10.1 File No. 001-36641	August 14, 2024

10.74	Form of Securities Purchase Agreement	Form 8-K	Exhibit 10.1 File No. 001-36641	July 19, 2023

10.75	Form of Securities Purchase Agreement dated June 27, 2024 between Brainstorm Cell Therapeutics Inc. and the purchaser party thereto	Form 8-K	Exhibit 10.1 File No. 001 -36641	June 28, 2024

10.76	Placement Agency Agreement, dated as of July 17, 2023 by and between Brainstorm Cell Therapeutics Inc. and the placement agency party thereto	Form 8-K	Exhibit 10.2 File No. 001-36641	July 19, 2023

10.77	Placement Agency Agreement, dated as of June 27, 2024 by and between Brainstorm Cell Therapeutics Inc. and the placement agent party thereto	Form 8-K	Exhibit 10.2 File No. 001 -36641	June 28, 2024

10.78*	Employment Agreement, dated as of December 23, 2012 by and between Brainstorm Cell Therapeutics Ltd. and Alla Patlis	Form 10-K	Exhibit 10.69 File No. 001 -36641	April 1, 2024

10.79*	Amendment No. 1 to Employment Agreement, dated as of March 1, 2015 by and between Brainstorm Cell Therapeutics Ltd. and Alla Patlis	Form 10-K	Exhibit 10.70 File No. 001 -36641	April 1, 2024

10.80*	Amendment No. 2 to Employment Agreement, dated as of April 1, 2019 by and between Brainstorm Cell Therapeutics Ltd. and Alla Patlis	Form 10-K	Exhibit 10.71 File No. 001 -36641	April 1, 2024

10.81*	Amendment No. 3 to Employment Agreement, dated as of May 1, 2020 by and between Brainstorm Cell Therapeutics Ltd. and Alla Patlis	Form 10-K	Exhibit 10.72 File No. 001 -36641	April 1, 2024

10.82*	Amendment No. 4 to Employment Agreement, dated as of August 1, 2022 by and between Brainstorm Cell Therapeutics Ltd. and Alla Patlis	Form 10-K	Exhibit 10.73 File No. 001 -36641	April 1, 2024

10.83*	Employment Agreement, dated as of April 16, 2024 by and between Brainstorm Cell Therapeutics Ltd. and Ibrahim B. Dagher	Form 10-K	Exhibit 10.83	March 31, 2025

10.84	Restricted Stock Agreement dated as of June 3, 2024 under the 2014 Global Share Option Plan between Brainstorm Cell Therapeutics Inc. and Chaim Lebovits	Form 10-Q	Exhibit 10.7 File No. 001-36641	August 14, 2024

10.85	Restricted Stock Agreement dated as of May 2, 2024 under the 2014 Stock Incentive Plan between Brainstorm Cell Therapeutics Inc. and Stacy Lindborg	Form 10-Q	Exhibit 10.8 File No. 001-36641	August 14, 2024

10.86	Restricted Stock Agreement dated as of April 21, 2024 under the 2014 Global Share Option Plan between Brainstorm Cell Therapeutics Inc. and Alla Patlis	Form 10-Q	Exhibit 10.9 File No. 001-36641	August 14, 2024

10.87	Restricted Stock Agreement dated as of April 7, 2024 under the 2014 Global Share Option Plan between Brainstorm Cell Therapeutics Inc. and Uri Yablonka	Form 10-Q	Exhibit 10.10 File No. 001-36641	August 14, 2024

10.88	Inducement Offer to Exercise Common Stock Purchase Warrants	Form 8-K	Exhibit 10.1 File No. 001-36641	March 31, 2025

10.89*	Amendment No. 5 to the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan	Form 8-K	Exhibit 10.6 File No. 001-3664	June 25, 2025

10.90*	Amendment No. 5 to the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan	Form 8-K	Exhibit 10.12 File No. 001-36641	June 25, 2025

10.91	Securities Purchase Agreement, dated November 10, 2025, between the Company and Labrys Fund II, L.P.	Form 8-K	Exhibit 10.1 File No. 001-36641	November 14, 2025

10.92	Promissory Note, issued October 10, 2025, to Labrys Fund II, L.P.	Form 8-K	Exhibit 10.2 File No. 001-36641	November 14, 2025

10.93	Securities Purchase Agreement, dated December 31, 2025, by and between the Company and Vanquish Funding Group Inc.	Form 8-K	Exhibit 10.1 File No. 001-36641	January 9, 2026

10.94	Promissory Note, issued December 31, 2025, to Vanquish Funding Group Inc.	Form 8-K	Exhibit 10.2 File No. 001-36641	January 9, 2026

10.95	Note Purchase Agreement, dated January 5, 2026, by and between the Company and Quick Capital, LLC.	Form 8-K	Exhibit 10.3 File No. 001-36641	January 9, 2026

10.96	Convertible Promissory Note, issued January 5, 2026, to Quick Capital, LLC.	Form 8-K	Exhibit 10.4 File No. 001-36641	January 9, 2026

10.97	Securities Purchase Agreement, dated January 6, 2026, by and between the Company and Auctus Fund, LLC.	Form 8-K	Exhibit 10.5 File No. 001-36641	January 9, 2026

10.98	Convertible Promissory Note, issued January 6, 2026, to Auctus Fund, LLC.		Form 8-K	Exhibit 10.6 File No. 001-36641	January 9, 2026

10.99	Securities Purchase Agreement, dated February 9, 2026		Form 8-K	Exhibit 10.1 File No. 001-36641	February 13, 2026

10.100	Securities Purchase Agreement, dated February 24, 2026		Form 8-K	Exhibit 10.1 File No. 001-36641	February 24, 2026

10.101*	Amendment No. 6 to the Brainstorm Cell Therapeutics Inc. 2014 Stock Incentive Plan		Form 8-K	Exhibit 10.8 File No. 001-3664	February 27, 2026

10.102*	Amendment No. 6 to the Brainstorm Cell Therapeutics Inc. 2014 Global Share Option Plan		Form 8-K	Exhibit 10.15 File No. 001-36641	February 27, 2026

19.1	Policy on Trading of Securities and Public Disclosures		Form 10-K	Exhibit 19.1	March 31, 2025

21	Subsidiaries of the Company.	‡

23.1	Consent of Brightman Almagor Zohar & Co., a Firm in the Deloitte Global Network.	‡

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	‡

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	‡

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡‡

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡‡

97.1	Brainstorm Cell Therapeutics Inc. Compensation Recovery Policy		Form 10-K	Exhibit 97.1 File No. 001-36641	April 1, 2024

101.SCH	Inline XBRL Taxonomy Extension Document.	‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Label Linkbase Document.	‡
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	‡
104	Cover Page Interactive Data File (formatted in inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.
‡	Filed herewith.
‡‡	Furnished herewith.

Item 16.         FORM 10-K SUMMARY.

Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: March 31, 2026	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chaim Lebovits	Chief Executive Officer	March 31, 2026
Chaim Lebovits	(Principal Executive Officer)

/s/ Alla Patlis	Interim Chief Financial Officer and Controller	March 31, 2026
Alla Patlis	(Principal Financial and Accounting Officer)

/s/ Irit Arbel		March 31, 2026
Irit Arbel	Director

/s/ Nir Naor		March 31, 2026
Nir Naor	Director

/s/ Jacob Frenkel		March 31, 2026
Jacob Frenkel	Director

/s/ Anthony Polverino		March 31, 2026
Anthony Polverino	Director

/s/ Uri Yablonka		March 31, 2026
Uri Yablonka	Director

/s/ Menghisteab Bairu		March 31, 2026
Menghisteab Bairu	Director

/s/ Stacy Lindborg		March 31, 2026
Stacy Lindborg	Director