Form 10-Q
period 2026-03-31
BRAINSTORM CELL THERAPEUTICS INC.
filed 2026-05-15
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2026.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2026, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 11,034,775.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains numerous statements, descriptions, forecasts and projections, regarding Brainstorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “Brainstorm,” “we,” “us” or “our”) and its potential future business operations and performance, including financial results for the most recent fiscal quarter, statements regarding the market potential for treatment of neurodegenerative disorders such as amyotrophic lateral sclerosis (“ALS”), the sufficiency of our existing capital resources for continuing operations in 2026 and beyond, the safety and clinical effectiveness of our NurOwn® technology, our clinical trials of NurOwn® and its related clinical development, and our ability to develop collaborations and partnerships to support our business plan. In some cases you can identify such “forward-looking statements” by the use of words like “may,” “will,” “should,” “could,” “expects,” “hopes,” “anticipates,” “believes,” “intends,” “plans,” “projects,” “targets,” “goals,” “estimates,” “predicts,” “likely,” “potential,” or “continue” or the negative of any of these terms or similar words. These statements, descriptions, forecasts and projections constitute “forward-looking statements,” and as such involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from any results, levels of activity, performance and achievements expressed or implied by any such “forward-looking statements.” These risks and uncertainties include, but are not limited to the potential consequences of our delisting from The Nasdaq Stock Market (the “Nasdaq”) and our common stock trading on the OTCQB Venture Market on the liquidity and price of our common stock; the outcomes of the putative securities class action and derivative lawsuits filed by five of our shareholders, the potential for more derivative lawsuits to be brought, our need to raise additional capital, our ability to continue as a going concern, regulatory approval of our NurOwn® treatment candidate, the success of our product development programs and research, regulatory and personnel issues, development of a global market for our services, the ability to secure and maintain research institutions to conduct our clinical trials, the ability to generate significant revenue, the ability of our NurOwn® treatment candidate to achieve broader acceptance as a treatment option for ALS, progressive multiple sclerosis (“PMS”), Alzheimer’s disease(“AD”) or other neurodegenerative diseases, our ability to manufacture and commercialize our NurOwn® treatment candidate, obtaining patents that provide meaningful protection, competition and market developments, our ability to protect our intellectual property from infringement by third parties, heath reform legislation, demand for our services, currency exchange rates and product liability claims and litigation, adverse developments affecting the financial services industry, political instability, unrest and wars, such as the conflicts involving Ukraine and Russia and Israel and its surrounding regions, including our clinical development activities, our ability to improve our internal control over financial reporting, including our inability to remediate the identified material weakness, as well as the costs and the time associated with such efforts, and other factors described under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2025. These “forward-looking statements” are based on certain assumptions that we have made as of the date hereof. To the extent these assumptions are not valid, the associated “forward-looking statements” and projections will not be correct. Although we believe that the expectations reflected in these “forward-looking statements” are reasonable, we cannot guarantee any future results, levels of activity, performance, or achievements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do and we undertake no obligation to do so, except as required by applicable securities laws and regulations. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2025 in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission (“SEC”).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share and per share amounts)

	March 31,	December 31,
	2026	2025
	Unaudited	Audited

	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$15	$29
Other accounts receivable	122	86
Prepaid expenses and other current assets	47	192
Total current assets	$184	$307

Long-Term Assets:
Prepaid expenses and other long-term assets	$25	$25
Restricted Cash	191	247
Right of use asset (Note 3)	157	208
Property and equipment, net	198	235
Total Long-Term Assets	$571	$715

Total assets	$755	$1,022

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$7,317	$7,067
Accrued expenses	414	396
Short-term loans (Note 6)	1,329	967
Operating lease liability (Note 3)	159	208
Employees related liability	2,545	2,369
Total current liabilities	$11,764	$11,007

Total liabilities	$11,764	$11,007

Stockholders’ Deficit:
Stock capital: (Note 4)	16	16
Common stock $0.00005 par value; 250,000,000 shares authorized and 11,034,775 shares issued and outstanding
Additional paid-in-capital	228,161	227,058
Treasury stock	(116)	(116)
Accumulated deficit	(239,070)	(236,943)
Total stockholders’ deficit	$(11,009)	$(9,985)

Total liabilities and stockholders’ deficit	$755	$1,022

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share and per share amounts)

	Three months ended
	March 31,
	2026	2025

	Unaudited
Operating expenses:

Research and development, net	$762	$1,304
General and administrative	1,284	1,785

Operating loss	(2,046)	(3,089)

Financial income (expense), net	(81)	46

Change in fair value of warrant liability	—	179

Net loss	$(2,127)	$(2,864)

Basic and diluted net loss per share	$(0.19)	$(0.45)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	11,034,775	6,342,002

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

U.S. dollars in thousands

(Except share and per share amounts)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number	Amount	capital	stocks	deficit	deficit
Balance as of January 1, 2025	6,141,762	14	218,974	(116)	(226,636)	(7,764)
Stock-based compensation related to stock and options granted to directors and employees	—	*	717	—	—	717
Issuance of shares in at-the-market (ATM) offering, net (Note 4)	388,059	*	685	—	—	685
Exercise of warrants (Note 4)	1,381,383	1	1,768	—	—	1,769
Net loss	—	—	—	—	(2,864)	(2,864)
Balance as of March 31, 2025	7,911,204	15	222,144	(116)	(229,500)	(7,457)

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

U.S. dollars in thousands

(Except share and per share amounts)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number	Amount	capital	stocks	deficit	deficit
Balance as of January 1, 2026	11,034,775	16	227,058	(116)	(236,943)	(9,985)
Stock-based compensation related to stock and options granted to directors and employees	—	—	133	—	—	133
Issuance of shares for private placement, net (Note 4)	—	—	970	—	—	970
Net loss	—	—	—	—	(2,127)	(2,127)
Balance as of March 31, 2026	11,034,775	16	228,161	(116)	(239,070)	(11,009)

*    Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2026	2025
Cash flows from operating activities:

Net loss	$(2,127)	$(2,864)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37	52
Stock-based compensation related to options granted to employees and directors	133	717
Change in operating lease liability	2	4
Decrease (increase) in other accounts receivable and prepaid expenses	109	(490)
Increase in accounts payable	250	717
Increase in interest expense	82	—
Change in fair value of warrant liability	—	179
Increase in employees related liability and accrued expenses	194	412
Net cash used in operating activities	$(1,320)	$(1,631)
Cash flows from financing activities:
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 4)(*)	—	685
Proceeds from Issuance of shares for private placement (Note 4) (*)	970	—
Proceeds from short-term loans (Note 6)	280	900
Proceeds from warrants issuance (Note 4)(*)	—	1,501
Net cash provided by financing activities	$1,250	$3,086
Increase (decrease) in cash and cash equivalents	(70)	1,455

Cash, cash equivalents and restricted cash at the beginning of the period	$276	$371

Cash, cash equivalents and restricted cash at end of the period	$206	$1,826

(*) Presented after neutralizing costs of issuance.

	Three months ended
	March 31,
	2026	2025

	USD in thousands
Non-Cash Activities:
Reclassifying the warrant liability to equity (Note 4)	—	268

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all the research and development activities of the Company. BCT formed wholly-owned subsidiaries Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019. The Company formed a wholly-owned subsidiary in Delaware, Brainstorm Cell Manufacturing LLC, in August 21, 2024.

The Company’s common stock, $0.00005 par value per share (the “Common Stock”) is publicly traded on the OTCQB Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. (“Ramot”). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as ALS, also known as Lou Gherig Disease, PMS and Parkinson’s disease. The Company developed a proprietary process, called NurOwn®, for the propagation of MSCs and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.
C.	On July 16, 2025, the Company received a delisting notification from Nasdaq, informing the company that its common stock will be delisted from The Nasdaq Capital Market. Trading in BrainStorm’s common stock on Nasdaq was suspended at the open of trading on July 18, 2025. The delisting is a result of the company’s non-compliance with Nasdaq Listing Rule 5550(b)(1), pertaining to its minimum shareholder equity requirement. On October 9, 2025, Nasdaq filed with the SEC a notification of removal from listing and registration on Form 25 to effect the delisting of the Company’s securities from Nasdaq. The Company’s common stock is currently quoted on the OTCQB Venture Market under the symbol “BCLI”.
D.	Since its inception, the Company has devoted substantially all its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of March 31, 2026, the Company had an accumulated deficit of approximately $235,000. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of March 31, 2026 the cash, cash equivalents and restricted cash amounted to $206.

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

Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 3 - LEASES

As of March 31, 2026, and December 31, 2025, total right-of-use assets was approximately $157 and $208 and the operating lease liabilities for remaining long term lease was approximately $159 and $208, respectively. In the three months ended March 31, 2026 and in the year ended December 31, 2025, the Company recognized approximately $199 and $712, respectively, in total lease costs. Variable lease costs for these periods were immaterial.

Supplemental cash flow and total lease cost information was as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Cash payments for operating leases	199	171
Operating lease expense	197	170
Finance lease expense (income)	3	6

As of March 31, 2026, the Company’s operating leases had a weighted average remaining lease term of 0.75 year and a weighted average discount rate of 6.75%. Future lease payments under operating leases as of March 31, 2026 were as follows:

Operating
Leases
2026	162
Total future lease payments	162
Less imputed interest	(3)
Total lease liability balance	159

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 4 – STOCKHOLDERS’ DEFICIT

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

Private placements and public offerings:

At-the-market (ATM) Offering:

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents (as defined in the New Distribution Agreement) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock (the “Shares”), having an aggregate offering price of up to $100,000,000 (the “August 9, 2021 ATM”). Sales under the August 9, 2021 ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, sales made directly on The Nasdaq Capital Market, on any other existing trading market for the Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous Distribution Agreement and the September 25, 2020, ATM. During the twelve months ended December 31, 2025, the Company has sold 2,571,714 shares of Common Stock for gross proceeds of approximately $4,472 under the August 9, 2021 ATM. The issuance costs for the ATM are approximately $134 and the net proceeds are $4,347. As discussed in Note 1 above, the Company’s common stock has been delisted from the Nasdaq and now trades on the OTCQB Venture Market. Accordingly, the August 9, 2021 ATM may no longer be available for use by the Company.

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

On June 27, 2024, the Company entered into a Securities Purchase Agreement with the purchaser, pursuant to which the Company agreed to sell, (i) an aggregate of 527,918 registered shares of the Company’s Common Stock, (ii) registered pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 212,823 shares of Common Stock and (iii) unregistered warrants to purchase up to 1,111,111 shares of Common Stock, at a purchase price of $5.4 per share of Common Stock and accompanying Common Warrant, or $5.399 per Pre-Funded Warrant and accompanying Common Warrant. The Offering of the Securities yielded gross proceeds to the Company of approximately $4,000, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The issuance costs are approximately $356 and the net proceeds are $3,644. The Offering closed on June 28, 2024. The Warrants will be exercisable six months after the issuance date, will expire five years following the date of issuance and have an exercise price of $5.868 per share. Each Pre-Funded Warrant is immediately exercisable for one share of Common Stock (the “Pre-Funded Warrant Shares”) at an exercise price of $0.00005 per share and will remain exercisable until the Pre-Funded Warrants are exercised in full.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 4 – STOCKHOLDERS’ DEFICIT (Cont.):

Securities Purchase Agreement (Cont.):

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

Capital Raised Since Inception:

Since its inception and as of March 31, 2026, the Company has raised approximately $187 million, gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

Stock Plans:

During the quarter ended March 31, 2026, the Company has outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

On September 16, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”), and the stockholders of the Company approved Amendment No. 4 to the 2014 U.S. Plan, as amended, and Amendment No. 4 to the 2014 Global Plan, as amended (collectively, the “Amendments to the 2014 Plans”). The Amendments to the 2014 Plans amend each of the U.S. Plan, as amended, and 2014 Global Option Plan, as amended, respectively (collectively, the “Original 2014 Plans”) to (i) increase the shared pool of shares of the Common Stock available for issuance under the Company’s Original 2014 Plans by 533,333 shares of Common Stock (on a post - Reverse Stock Split basis), resulting in a shared pool of 906,666 shares of Common Stock, and (ii) extend the term of each of the Original 2014 Plans by an additional ten years. This extension applies solely to future grants and does not affect any grants made under the original terms.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 4 – STOCKHOLDERS’ DEFICIT (Cont.):

Stock Plans (Cont.):

The 2014 Plans now have a shared pool of 2,906,666 shares of Common Stock available for issuance. As of March 31, 2026, 1,931,433 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company (the “Board”) administers the Company’s stock incentive compensation and equity-based plans.

Share-based compensation to employees and to directors:

Under the 2014 Plans, the Company may award stock options to certain employees, officers, directors, and/or service providers. The stock options vest in accordance with such conditions and restrictions determined by the GNC Committee.

Stock options:

The Company did not grant stock options during the three months ended March 31, 2026.

A summary of the Company’s option activity related to options to employees and directors, and related information as of March 31, 2026, is as follows:

	For the Three months ended
	March 31, 2026
		Weighted
		average	Aggregate
	Amount of	exercise	intrinsic
	options *	price	value
		$	$
Outstanding at December 31, 2025	51,656	34.19	—
Granted	—	—	—
Vested	(400)	25.95	—
Outstanding at March 31, 2026	51,256	34.25	—
Exercisable at March 31, 2026	43,934	34.36	—

*    Represents Employee Stock Options only (not including RSUs).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on March 31, 2026, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

As of March 31, 2026, there was $33 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 0.89 years. Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the three months ended March 31, 2026 amounted to $13. Compensation income recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the three months ended March 31, 2025 amounted to $7.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 4 – STOCKHOLDERS’ DEFICIT (Cont.):

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

			Weighted Average
			Remaining
	Number of Shares	Weighted Average	Contractual
	of Restricted	Grant Date Fair	Term
	Stock	Value	(Years)
Nonvested as of December 31, 2025	310,854	3.01	0.45
Granted	—	—	—
Vested	57,605	4.95	—
Forfeited	—	—	—
Nonvested as of March 31, 2026	253,249	2.57	0.26

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the three months ended March 31, 2026 and March 31, 2025 amounted to $120 and $724, respectively.

As of March 31, 2026, there was $108 of total unrecognized compensation cost related to non-vested restricted stock under the Plan. The cost is expected to be recognized over a weighted average period of 0.35 years.

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Three months ended
	May 31,
	2026	2025
Research and development	$63	$247
General and administrative	70	470
Total stock-based compensation expense	$133	$717

Treasury Stock

The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholding upon vesting of restricted stock awards in connection with the Company’s incentive plans. The Company’s repurchases of common stock are recorded at the stock price on the vesting date of the common stock. As of March 31, 2026, the Company repurchased 1,667 shares of its common stock for $116 thousands.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 5 – FAIR VALUE MEASUREMENT

The Company’s financial instruments consist of cash and cash equivalents and accounts.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, contract assets, contract liabilities and accounts payable are considered to be representative of their fair value due to the short maturity of these instruments.

NOTE 6 – SHORT-TERM LOANS

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

NOTE 6 – SHORT-TERM LOANS (Cont.):

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

The Company has elected the fair value option to account for the convertible loans when the lender has the option to exercise the principle amount into shares. Direct costs and fees related to the convertible loan were expensed as incurred. Subsequent changes in the fair value are recorded as a gain or loss in the consolidated statement of operations.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 7 – SEGMENT REPORTING

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
	2026	2025

	U.S. $in thousands
Research and Development expenses (*):

Payroll and payroll related	$339	$434
Subcontractors and consultants	140	400
Other	178	174

General and Administrative expenses (*)

Payroll and payroll related	612	713
Professional services	337	327
Other	262	272

Other segment items:

Share-based payments	133	717
Finance expense (income), net	81	(46)
Gain on change in fair value of Warrants liability	—	(179)
Depreciation	45	52

Net loss	$2,127	$2,864

(*) Excluding share-based payment, depreciation and gain on change in fair value of warrants liability.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 8 – SUBSEQUENT EVENTS

●	On May 11, 2026, the Company entered into two separate Securities Purchase Agreements (collectively, the “May 2026 SPAs”) with two accredited investors, pursuant to which the Company issued and sold, in private placement transactions, an aggregate of 210,526 shares of the Company’s Common Stock at a per-share purchase price of $0.95, together with Common Warrants to purchase an aggregate of 252,630 shares of Common Stock, representing 120% of the Shares issued, at an exercise price of $1.45 per share, exercisable immediately and expiring five (5) years from the date of issuance. The Company received aggregate gross proceeds of $200,000 from the transactions. The Shares, the Common Warrants and the shares of Common Stock issuable upon exercise of the Common Warrants were issued in relianceMake sure y upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder.
●	On May 11, 2026, the Company issued an unsecured convertible promissory note in the principal amount of $151,800, receiving $125,000 in cash proceeds after an original issue discount. The note carries a 12% one-time interest charge, matures in 12 months, and requires scheduled amortization payments beginning on October 30, 2026.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

Brainstorm Cell Therapeutics Inc. (together with its consolidated subsidiaries, the “Company,” “Brainstorm,” “we,” “us” or “our”) is a leading biotechnology company committed to the development and commercialization of best-in-class autologous cellular therapies for the treatment of neurodegenerative diseases, including amyotrophic lateral sclerosis (“ALS”, also known as Lou Gehrig’s disease), progressive multiple sclerosis (“PMS”), Alzheimer’s disease (“AD”), and other neurodegenerative diseases. NurOwn®, our proprietary cell therapy platform, leverages cell culture methods to induce autologous bone marrow-derived mesenchymal stem cells (“MSCs”) to secrete high levels of neurotrophic factors (“NTFs”), modulate neuroinflammatory and neurodegenerative disease processes, promote neuronal survival and improve neurological function.

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

We currently employ 19 employees in the United States and in Israel. Most of the senior management team are based in the United States, and all of our clinical trial sites for ALS and PMS from our late phase trials are in the United States. Our R&D center is located in Petach Tikva, Israel.

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

On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. On June 6, 2023, we announced that the advisory committee meeting has been scheduled for September 27, 2023. On September 22, 2023, we submitted an amendment to our BLA to revise the indication to NurOwn® for the treatment of mild to moderate ALS. On September 27, 2023 we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On October 18, 2023, we announced that the FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. Brainstorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023, Brainstorm announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with the FDA and is viewed by the FDA as a withdrawal without prejudice. On November 20, 2023, we announced that the FDA granted the Company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023. On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for a SPA with the FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®. The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS. On April 9, 2024, the Company announced that it received written agreement from the FDA, under a SPA, on the design for a Phase 3b trial of NurOwn® in ALS. The SPA agreement with the FDA validates the clinical trial protocol and statistical analysis of the planned Phase 3b trial of NurOwn, demonstrating the Company’s adequacy in addressing objectives that support a future BLA in ALS. On June 26, 2024, the Company announced that it has reached alignment with FDA on the CMC aspects of Brainstorm’s Phase 3b clinical trial for NurOwn (R), its investigational therapy for ALS. This Type C meeting builds upon the positive momentum established in April 2024, when the FDA granted BrainStorm a SPA agreement for its NurOwn Phase 3b trial.

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

Results of Operations

For the period from inception (September 22, 2000) until March 31, 2026, we did not generate any revenues from operations. In addition, we incurred operating costs and expenses of approximately $2,046,000 during the quarter ended March 31, 2026.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the quarter ended March 31, 2026 were $762,000, a decrease of $542,000 compared to $1,304,000 for the quarter ended March 31, 2025.

This decrease is due to: (i) a decrease of $279,000 for costs related to payroll expenses and stock-based compensation expenses, and (ii) a decrease of $311,000 in connection with materials, depreciation, patents and other costs. This decrease was partially offset by (i) an increase of $48,000 for travel costs.

General and Administrative

General and administrative expenses for the quarters ended March 31, 2026 and 2025 were $1,284,000 and $1,785,000, respectively. The decrease of $501,000 in general and administrative expenses is mainly due to: (i) a decrease of $501,000 for costs related to payroll expenses and stock-based compensation expenses, and (ii) a decrease of $112,000 in rent costs, costs of our investor relations and public relations activities consultants and stock costs. This decrease was partially offset by an increase of $112,000 in consultants expenses.

Financial Expenses

Financial expense for the quarter ended March 31, 2026 was $81,000 as compared to financial income of $46,000 for the quarter ended March 31, 2025. The change was primarily attributable to fluctuations in foreign currency exchange rates and increased interest expense associated with the Company’s outstanding loan obligations.

Net Loss

Net loss for the quarter ended March 31, 2026 was $2,127,000, as compared to a net loss of $2,864,000 for the quarter ended March 31, 2025. Net loss per share for the quarter ended March 31, 2026 and March 31, 2025 was $0.19 and $0.45, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the quarter ended March 31, 2026 was 11,034,775 compared to 6,342,002 for the quarter ended March 31, 2025.

Additional funding will be required to begin the commercialization efforts and to achieve a level of sales adequate to support the Company’s cost structure.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional public and private sales of its Common Stock and warrants, the exercise of outstanding warrants, the issuance of convertible promissory notes and other funding transactions. While the Company has been successful in raising financing recently and in the past, there can be no assurance that it will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company’s common stock has been delisted from the Nasdaq and now trades on the OTCQB Venture Market. Accordingly, the August 9, 2021 ATM may no longer be available for use by the Company.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through public and private sales of its Common Stock and warrants, the exercise of outstanding warrants, the issuance of convertible promissory notes, sales via the ATM programs and through various grants. At March 31, 2026 cash, cash equivalents and restricted cash amounted to $206,000. Subsequent to March 31, 2026, in May 2026, the Company received aggregate gross proceeds of $200,000 from the closing of two separate private placement transactions described under “Recent Financing Activities” below, which proceeds further supplemented the Company’s cash position.

Net cash used in operating activities for the three months ended March 31, 2026 was $1,320,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean room and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash provided by financing activities for the three months ended March 31, 2026 was $1,250,000 from sales of common stock under the private placement and proceeds from short-term loans.

Recent Financing Activities:

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

In February 2026, the Company entered into two separate Securities Purchase Agreements (the “Agreements”) for the issuance of securities in private placement transactions, seeking to raise aggregate gross proceeds of up to $2,000,000. Under the terms of both Agreements, investors are purchasing units consisting of Common Stock at a purchase price of $0.60 per share, or Pre-Funded Warrants at a purchase price of $0.59995 per warrant (with an exercise price of $0.00005 per share) to comply with beneficial ownership limitations. In connection with these placements, the Company is also issuing Common Warrants exercisable for a number of shares equal to 120% of the purchased units at an exercise price of $1.00 per share, subject to standard anti-dilution adjustments. By May 14, 2026, the Company had raised $1.125 million under these agreements.

In May 2026, the Company entered into two separate Securities Purchase Agreements (collectively, the “May 2026 SPAs”) with two accredited investors for the issuance of securities in private placement transactions, resulting in aggregate gross proceeds to the Company of $200,000. Under the terms of the May 2026 SPAs, the investors purchased an aggregate of 210,526 shares of Common Stock at a purchase price of $0.95 per share. In connection with these placements, the Company also issued Common Warrants exercisable for an aggregate of 252,630 shares of Common Stock, representing 120% of the Shares purchased, at an exercise price of $1.45 per share, exercisable immediately and expiring five (5) years from the date of issuance, subject to standard anti-dilution adjustments. The Company intends to use the net proceeds from the May 2026 SPAs for working capital and general corporate purposes.

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

While our significant accounting policies are described in more detail in the notes to our audited consolidated financial statements appearing elsewhere in this Quarter Report on Form 10-Q we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, under the supervision of the Audit Committee of the Board (the “Audit Committee”) and with the participation of our Chief Executive Officer and interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on this evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting, as described below.

Notwithstanding this material weakness, the Company has concluded that the Company’s consolidated financial statements as of and for the three-month period ended March 31, 2026, are fairly presented in all material respects in accordance with U.S. generally accepted accounting principles, based on the nature of the identified control deficiency and the absence of any actual misstatements.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis.

During the quarter ended March 31, 2026, management identified a material weakness in the Company’s short-term loans initiation, review, authorization and execution controls. Although this deficiency did not result in a misstatement of the Company’s financial statements, it created a risk that a material misstatement could occur and not be prevented or detected on a timely basis. Accordingly, management concluded that this identified control deficiency constitutes a material weakness.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation plan adopted to address the material weakness discussed above, there have been no changes in our system of internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 15, 2025, the Court issued an opinion and order granting in part and denying in part the motion to dismiss the Amended Complaint. The Court dismissed the Section 10(b) claims that were based on statements regarding biomarker data, statements of opinion regarding the interpretation of clinical trial results, and statements regarding the likelihood of FDA approval. The Court also dismissed the insider trading claims brought against one of the individual defendants. The Court found, however, that the Amended Complaint adequately pleaded claims with respect to certain statements regarding the FDA’s views on the design of the NurOwn clinical trial; whether a particular subgroup analysis in that trial was “prespecified”; whether the FDA agreed that the results in the trial could be explained by “floor effects”; and the safety profile of NurOwn. The Section 20(a) control person liability claims survive dependent on those Section 10(b) claims. The parties are currently in discovery; fact discovery closes on December 18, 2026. On May 4, 2026, Plaintiffs filed a motion for class certification; Defendants’ opposition is due by August 3, 2026, and Plaintiffs’ reply is due by September 17, 2026.

On February 14, 2024, February 15, 2024, March 21, 2024, and April 12, 2024, four purported shareholders of the Company filed derivative action complaints against the Company as nominal defendant and certain of its officers, current and former directors, and members of its scientific advisory board, captioned Porteous v. Lebovits, et al., Case No. 1:24-cv-01095; Andrev v. Lebovits, et al., Case No. 1:24-cv-1101; Holtzman v. Lebovits, et al., Case No. 1:24-cv-02139; and Hamby v. Lebovits, et al., Case No. 1:24-cv-02811 (the “Derivative Complaints”) in the United States District Court for the Southern District of New York (the “Derivative Actions”). On April 25, 2024, the Court consolidated the Derivative Actions into a consolidated action captioned In Re Brainstorm Cell Therapeutics, Inc. Derivative Litigation, Case No. 1:24-cv-01095-DEH (the “Consolidated Derivative Action”), and appointed Co-Lead Counsel. Following the filing of Defendants’ Answer to the Amended Complaint in the securities class action on November 26, 2025, the stay of the Consolidated Derivative Action was lifted. However, the parties subsequently agreed to continue the stay of the Consolidated Derivative Action through June 26, 2026. Plaintiffs have not yet filed a consolidated complaint; the Derivative Actions, brought on behalf of the Company, each assert state law claims for breach of fiduciary duty and unjust enrichment against the individual defendants. The complaints in Holtzman and Hamby also assert state law claims against the individual defendants for abuse of control, gross mismanagement, corporate waste, a claim against the individual defendants for violations of Section 14(a) of the Securities and Exchange Act of 1934, as amended, and a claim against two officer defendants for contribution under Sections 10(b) and 21D of the Exchange Act. The Derivative Complaints allege that the individual defendants breached their fiduciary duties and duties under the Exchange Act in connection with the Company’s internal controls relating to, as with the allegations in the Securities Complaint, NurOwn® for the treatment of ALS, the Company’s submissions to and communications with the FDA in support of the approval of NurOwn® for the treatment of ALS, and the prospects of future approval of NurOwn® by the FDA; their actions or omissions could not have been a good faith exercise of prudent business. The Derivative Actions seek, among other things, monetary damages and disgorgement of performance-based compensation granted in connection with an allegedly inflated stock price between August 15, 2022 and September 27, 2023, as well as attorneys’ fees and costs.

On December 31, 2025, a purported shareholder of the Company filed a complaint pursuant to 8 Del. C. § 220 in the Delaware Court of Chancery, captioned Roth v. BrainStorm Cell Therapeutics, Case No. 2025-1507, seeking inspection of certain books, records, and documents of the Company. The matter is currently being held in abeyance.

The Company intends to vigorously defend against these lawsuits. On November 22, 2024, 3D Communications, LLC filed a lawsuit against the Company in the U.S. District Court for the District of Delaware, captioned 3D Communications, LLC v. Brainstorm Cell Therapeutics, Inc., Case No. 1:24-cv-01286. The Complaint asserts a claim for breach of contract and alleges that 3D Communications, LLC provided certain consulting and other services to the Company pursuant to a master services agreement and statement of work, and that the Company has not timely paid the corresponding invoices. The Company has filed an Answer to the Complaint. The Court entered a scheduling order, which has subsequently been amended. Under the amended scheduling order, fact discovery is scheduled to close on May 15, 2026, with depositions of Company representatives to be taken in May 2026. 3D Communications, LLC seeks monetary damages relating to the master services agreement and statement of work, as well as attorneys’ fees and costs.

The Company intends to vigorously defend against these lawsuits.

Item 1A. Risk Factors.

Other than the additional risk factors below, there have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10 - K for the fiscal year ended December 31, 2025.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in this Quarterly Report on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Our management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Our management has concluded that, because of this material weakness, our internal control over financial reporting was not effective as of March 31, 2026. These operational deficiencies related to the Company’s reviews and approvals of the execution of certain short term loan agreements. As a result of the material weakness, the Company’s management, under the supervision of the Audit Committee and with the participation of the Company’s Chief Executive Officer and interim Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2026.

Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully developed and implemented. Until our remediation plan is fully implemented, our management will continue to devote significant time, attention and financial resources to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that our future consolidated financial statements could contain errors that will be undetected. Further and continued determinations that there are one or more material weaknesses in the effectiveness of the Company’s internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements. For more information relating to the Company’s internal control over financial reporting, the material weakness that existed as of March 31, 2026 and the remediation activities undertaken by us, see Part I, Item 4, “Controls and Procedures” of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered equity securities sold from April 1, 2025 to September 30, 2025, other than as previously disclosed in our current reports on Form 8-K.

On May 4, 2026, subsequent to the quarter ended March 31, 2026, the Company entered into two separate Securities Purchase Agreements with two accredited investors and issued, in private placement transactions, an aggregate of up to 210,526 shares of Common Stock and Common Warrants to purchase up to 252,631 shares of Common Stock, for aggregate gross proceeds to the Company of $200,000. The shares of Common Stock, the Common Warrants, and the shares of Common Stock issuable upon exercise thereof were offered and sold without registration under the Securities Act in reliance on the exemptions from the registration requirements of Section 5 of the Securities Act provided by Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder. Each investor represented that it was an “accredited investor,” as defined in Rule 501 of Regulation D, and that it was acquiring the securities for its own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. Neither the Company nor any person acting on its behalf engaged in any form of general solicitation or general advertising within the meaning of Rule 502 of Regulation D in connection with the offering. The securities have not been registered under the Securities Act or any applicable state securities laws, and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from such registration requirements.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 11, 2026, the Company entered into a securities purchase agreement pursuant to which it issued a promissory note (the “Note”) to an institutionalinvestor. The transaction was entered into in reliance upon exemptions from registration requirent under the Securities Act of 1933, as amended.

The Note has the aggregate principal amount of $151,800 (including $19,800 original issue discount) for aggregate purchase price proceeds of $132,000, and with the agreement contemplating additional tranches of up to $2,000,000 subject to further agreement. The note bears a one-time interest charge of 12%, matures February 27, 2026, and provides for five scheduled payments from October 30, 2026 through February 28, 2027, with a five-day grace period. The Company may prepay at specified discounts within 180 days after issuance. Five days after a material event of default, the holder may convert all or any portion of outstanding amounts into common stock at a price equal to 65% of the lowest trading price during the 10 trading days prior to conversion, subject to a 4.99% beneficial ownership limitation, customary adjustments, and specified liquidated damages for late delivery of conversion shares. The note includes customary covenants, events of default and related remedies, including a default payment equal to 150% of outstanding principal and accrued amounts, adjusted to 175% upon certain subsequent defaults, and is governed by Virginia law. The note is unsecured.

The Note, and the shares of the Company’s common stock issuable upon conversion of the Note, if any, were or will be issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder. The investors represented that they are accredited investors and are acquiring the securities for investment purposes.

On May 11, 2026, the Company entered into two separate Securities Purchase Agreements (collectively, the “May 2026 SPAs”) with two accredited investors, pursuant to which the Company agreed to issue and sell, in private placement transactions, (i) an aggregate of 210,526 shares (the “Shares”) of the Company’s Common Stock, par value $0.00005 per share (the May 2026 SPAs also provided investors the option to receive, in lieu of Shares, pre-funded warrants exercisable for Common Stock at $0.00005 per share to comply with beneficial ownership limitations, but no such pre-funded warrants were issued), and (ii) Common Stock purchase warrants (the “Common Warrants”) to purchase an aggregate of 252,630 shares of Common Stock, representing 120% of the Shares issued.

The purchase price was $0.95 per Share. The Common Warrants have an exercise price of $1.45 per share, are exercisable immediately upon issuance and expire five (5) years from the date of issuance. The exercise price of, and the number of shares of Common Stock issuable upon exercise of, the Common Warrants are subject to customary adjustments for stock splits, stock combinations, stock dividends, recapitalizations and similar events. Each investor’s ability to exercise the Common Warrants is subject to a beneficial ownership limitation of either 4.99% or 9.99% of the Company’s outstanding Common Stock, at the election of such investor.

The aggregate gross proceeds to the Company from the May 2026 SPAs were $200,000, before deducting estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the May 2026 SPAs for working capital and general corporate purposes. The May 2026 SPAs contain customary representations, warranties and covenants of the Company and the investors. Pursuant to the May 2026 SPAs, the Company has agreed, among other things, (i) to file a registration statement with the Securities and Exchange Commission within 45 calendar days following the date of the May 2026 SPAs registering the resale of the Shares and the shares of Common Stock issuable upon exercise of the Warrants, and to use commercially reasonable efforts to cause such registration statement to be declared effective within 181 days following the closing date and to keep such registration statement continuously effective thereafter, and (ii) to use its reasonable best efforts to call a meeting of its stockholders within ninety (90) days of the closing date for the purpose of obtaining stockholder approval of the issuance of all shares of Common Stock issuable upon exercise of the Warrants.

The Shares, the Common Warrants and the shares of Common Stock issuable upon exercise of the Common Warrants were offered and sold in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Each investor represented to the Company that it is an “accredited investor” as defined in Rule 501 of Regulation D and is acquiring the securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof. The disclosure set forth in this Item 5 is intended to satisfy the Company’s disclosure obligations under Item 1.01 (Entry into a Material Definitive Agreement) and Item 3.02 (Unregistered Sales of Equity Securities) of Form 8-K with respect to the May 2026 SPAs, and accordingly the Company is not filing a separate Current Report on Form 8-K with respect to these transactions.

The foregoing summary of the May 2026 SPAs and the Common Warrants does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Securities Purchase Agreement and the form of Common Warrant, copies of which are filed as exhibits to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The following documents are filed as exhibits to this report:

Incorporated by Reference Herein
Exhibit Number	Description	Filed (or Furnished) with this Form 10-Q	Form	Exhibit & File No.	Date Filed

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix B File No. 333-61610	November 20, 2006
3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 15, 2014.		Form 8-K	Exhibit 3.1 File No. 000-54365	September 16, 2014
3.3	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated August 31, 2015.		Form 8-K	Exhibit 3.1 File No. 001-36641	September 4, 2015
3.4	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 16, 2024.		Form 8-K	Exhibit 3.1 File No. 001-36641	September 16, 2024
3.5	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 30, 2024.		Form 8-K	Exhibit 3.1 File No. 001-36641	October 1, 2024
3.6	ByLaws of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix C File No. 333-61610	November 20, 2006
3.7	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007.		Form 8-K	Exhibit 3.1 File No. 333-61610	March 27, 2007
3.8	Amendment No. 2 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of April 20, 2025.		Form 8-K	Exhibit 3.1 File No. 001-36641	April 21, 2025
10.1	Form of Securities Purchase Agreement, dated May 11, 2026, between the Company and Vanquish Funding Group Inc.	*
10.2	Form of Promissory Note, issued May 11, 2026, to Vanquish Funding Group Inc.	*
10.3	Form of Securities Purchase Agreement, dated May 11, 2026.	*
10.4	Form of Common Warrant, dated May 11, 2026.	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*Filed herewith

‡Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: May 15, 2026	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alla Patlis
Name: Alla Patlis
Title: Controller, Interim Chief Financial Officer (Principal Financial Officer)