Form 10-Q
period 2026-06-30
BRAINSTORM CELL THERAPEUTICS INC.
filed 2026-08-14
CIK 1137883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026.

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

As of August 11, 2026, the number of shares outstanding of the registrant’s Common Stock, $0.00005 par value per share, was 11,034,775.

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

As of June 30, 2026

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026

U.S. DOLLARS IN THOUSANDS

(Except share data and exercise prices)

(UNAUDITED)

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share and per share amounts)

	June 30,	December 31,
	2026	2025
	Unaudited	Audited

	U.S. $ in thousands
ASSETS

Current Assets:
Cash and cash equivalents	$22	$29
Other accounts receivable	162	86
Prepaid expenses and other current assets	132	192
Total current assets	$316	$307

Long-Term Assets:
Prepaid expenses and other long-term assets	$27	$25
Restricted Cash	187	247
Right of use asset (Note 3)	106	208
Property and equipment, net	152	235
Total Long-Term Assets	$472	$715

Total assets	$788	$1,022

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$7,488	$7,067
Accrued expenses	454	396
Short-term loans (Note 6)	1,261	967
Operating lease liability (Note 3)	113	208
Employees related liability	3,069	2,369
Total current liabilities	$12,385	$11,007

Total liabilities	$12,385	$11,007

Stockholders’ Deficit:
Stock capital: (Note 4)	16	16
Common stock $0.00005 par value; 250,000,000 shares authorized and 11,034,775 shares issued and outstanding
Additional paid-in-capital	231,428	227,058
Treasury stock	(116)	(116)
Accumulated deficit	(242,925)	(236,943)
Total stockholders’ deficit	$(11,597)	$(9,985)

Total liabilities and stockholders’ deficit	$788	$1,022

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share and per share amounts)

	Six months ended		Three months ended
	June 30,		June 30,
	2026	2025	2026	2025

	Unaudited		Unaudited
Operating expenses:

Research and development, net	$1,725	$2,424	$963	$1,120
General and administrative	3,934	3,238	2,650	1,453

Operating loss	(5,659)	(5,662)	(3,613)	(2,573)

Financial income (expense), net	(323)	(284)	(242)	(330)

Gain (loss) on change in fair value of Warrants liability	—	179	—	—

Net loss	$(5,982)	$(5,767)	$(3,855)	$(2,903)

Basic and diluted net loss per share from continuing operations	$(0.54)	$(0.77)	$(0.35)	$(0.34)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	11,034,775	7,487,495	11,034,775	8,620,400

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

U.S. dollars in thousands

(Except share and per share amounts)

			Additional				Total
	Common stock		paid-in		Treasury	Accumulated	stockholders’
	Number	Amount	capital		stocks	deficit	deficit
Balance as of January 1, 2025	6,141,762	14	218,974		(116)	(226,636)	(7,764)
Stock-based compensation related to stock and options granted to directors and employees	—	*	717		—	—	717
Issuance of shares in at-the-market (ATM) offering (Note 4)	388,059	*	685		—	—	685
Exercise of warrants (Note 5)	1,381,383	1	1,768		—	—	1,769
Net loss	—	—	—		—	(2,864)	(2,864)
Balance as of March 31, 2025	7,911,204	15	222,144		(116)	(229,500)	(7,457)
Stock-based compensation related to stock and options granted to directors and employees	—	*	503		—	—	503
Issuance of shares in at-the-market (ATM) offering (Note 4)	1,927,655	1	3,349		—	—	3,350
Debt-for-Equity Swap	281,250	*	450	**	—	—	450
Net loss	—	—	—		—	(2,903)	(2,903)
Balance as of June 30, 2025	10,120,109	16	226,446		(116)	(232,403)	(6,057)

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

U.S. dollars in thousands

(Except share and per share amounts)

			Additional			Total
	Common stock		paid-in	Treasury	Accumulated	stockholders’
	Number	Amount	capital	stocks	deficit	deficit
Balance as of January 1, 2026	11,034,775	16	227,058	(116)	(236,943)	(9,985)
Stock-based compensation related to stock and options granted to directors and employees	—	—	133	—	—	133
Issuance of shares for private placement, net (Note 4)	—	—	970	—	—	970
Net loss	—	—	—	—	(2,127)	(2,127)
Balance as of March 31, 2026	11,034,775	16	228,161	(116)	(239,070)	(11,009)
Stock-based compensation related to stock and options granted to directors and employees	—	—	2,244	—	—	2,244
Issuance of shares for private placement, net (Note 4)	—	—	1,023	—	—	1,023
Net loss	—	—	—	—	(3,855)	(3,855)
Balance as of June 30, 2026	11,034,775	16	231,428	(116)	(242,925)	(11,597)

*   Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Cash flows from operating activities:

Net loss	$(5,982)	$(5,767)	$(3,855)	$(2,903)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	83	103	46	51
Stock-based compensation related to options granted to employees and directors	2,377	1,220	2,244	503
Change in operating lease liability	7	68	5	64
Decrease in other accounts receivable and prepaid expenses	(18)	(495)	(127)	(5)
Increase in accounts payable	421	(83)	171	(800)
Increase in interest expense	139	—	57	—
Loss (gain) on change in fair value of warrants (Note 4)	—	(179)	—	—
Increase (decrease) in employees related liability and accrued expenses	758	—	564	(412)
Net cash used in operating activities	$(2,215)	$(5,133)	$(895)	$(3,502)
Cash flows from financing activities:
Proceeds from issuance of shares in at-the-market (ATM) offering (Note 4)(*)	—	4,035	—	3,350
Proceeds from issuance of shares for private placement (Note 4) (*)	1,993	—	1,023	—
Proceeds from short-term loans (Note 6)	155	(199)	(125)	(1,099)
Debt-for-Equity Swap	—	450	—	450
Proceeds from warrants issuance (Note 4)(*)	—	1,501	—	—
Net cash provided by financing activities	$2,148	$5,787	$898	$2,701
Increase (decrease) in cash and cash equivalents	(67)	654	3	(801)

Cash, cash equivalents and restricted cash at the beginning of the period	$276	$371	$206	$1,826

Cash, cash equivalents and restricted cash at end of the period	$209	$1,025	$209	$1,025

(*) Presented after neutralizing costs of issuance.

	Six months ended
	June 30,
Non-Cash Activities:	2026	2025

	USD in thousands
Reclassifying the warrants liabilities to equity (Note 4)	—	268

The accompanying notes are an integral part of the consolidated financial statements.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

A.	The Company was incorporated in the State of Delaware on November 15, 2006, and previously was incorporated in the State of Washington. In October 2004, the Company formed its wholly-owned subsidiary, Brainstorm Cell Therapeutics Ltd. (“BCT”) in Israel, which currently conducts all the research and development activities of the Company. BCT formed wholly-owned subsidiaries Advanced Cell Therapies Ltd. in Israel on June 21, 2018 and Brainstorm Cell Therapeutics Limited in Ireland on October 1, 2019. The Company formed a wholly-owned subsidiary in Delaware, Brainstorm Cell Manufacturing LLC, in August 21, 2024.

The Company’s common stock, $0.00005 par value per share (the “Common Stock”) is publicly traded on the OTCQB Market under the symbol “BCLI”.

B.	The Company, through BCT, holds rights to commercialize certain stem cell technology developed by Ramot of Tel Aviv University Ltd. (“Ramot”). Using this technology, the Company has been developing novel adult stem cell therapies for debilitating neurodegenerative disorders such as ALS, also known as Lou Gehrig’s Disease, PMS and Parkinson’s disease. The Company developed a proprietary process, called NurOwn®, for the propagation of MSCs and their differentiation into neurotrophic factor secreting cells. These cells are then transplanted at or near the site of damage, offering the hope of more effectively treating neurodegenerative diseases. The process is currently autologous, or self-transplanted.
C.	On July 16, 2025, the Company received a delisting notification from Nasdaq, informing the Company that its common stock will be delisted from The Nasdaq Capital Market. Trading in BrainStorm’s common stock on Nasdaq was suspended at the open of trading on July 18, 2025. The delisting is a result of the Company’s non-compliance with Nasdaq Listing Rule 5550(b)(1), pertaining to its minimum shareholder equity requirement. On October 9, 2025, Nasdaq filed with the SEC a notification of removal from listing and registration on Form 25 to effect the delisting of the Company’s securities from Nasdaq. The Company’s common stock is currently quoted on the OTCQB Venture Market under the symbol “BCLI”.
D.	Since its inception, the Company has devoted substantially all its efforts to research and development. The Company is still in its development and clinical stage and has not yet generated revenues. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of June 30, 2026, the Company had an accumulated deficit of approximately $243,000. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of June 30, 2026 the cash, cash equivalents and restricted cash amounted to $209.

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

Operating results for the six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

NOTE 3 - LEASES

As of June 30, 2026, and December 31, 2025, total right-of-use assets was approximately $106 and $208 and the operating lease liabilities for remaining long term lease was approximately $113 and $208, respectively. In the six months ended June 30, 2026 and in the year ended December 31, 2025, the Company recognized approximately $279 and $712, respectively, in total lease costs. Variable lease costs for these periods were immaterial.

Supplemental cash flow and total lease cost information was as follows:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2025
Cash payments for operating leases	279	342
Operating lease expense	276	338
Finance lease expense (income)	10	76

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 3 – LEASES (Cont.):

As of June 30, 2026, the Company’s operating leases had a weighted average remaining lease term of 0.50 year and a weighted average discount rate of 6.75%. Future lease payments under operating leases as of June 30, 2026 were as follows:

Operating
Leases
2026	115
Total future lease payments	115
Less imputed interest	(2)
Total lease liability balance	113

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

Private placements and public offerings:

At-the-market (ATM) Offering:

On August 9, 2021, the Company entered into an Amended and Restated Distribution Agreement (the “New Distribution Agreement”) with the Agents (as defined in the New Distribution Agreement) pursuant to which the Company may sell from time to time, through the Agents, shares of Common Stock (the “August 9, 2021 ATM Shares”), having an aggregate offering price of up to $100,000,000 (the “August 9, 2021 ATM”). Sales under the August 9, 2021 ATM are to be made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, sales made directly on The Nasdaq Capital Market, on any other existing trading market for the August 9, 2021 ATM Shares, through a market maker or as otherwise agreed by the Company and the Agents. In connection with the New Distribution Agreement, the Company terminated the previous distribution agreement and the September 25, 2020, ATM. During the twelve months ended December 31, 2025, the Company sold 2,571,714 shares of Common Stock for gross proceeds of approximately $4,472 under the August 9, 2021 ATM. The issuance costs for the ATM are approximately $134 and the net proceeds are $4,347. As discussed in Note 1 above, the Company’s common stock has been delisted from the Nasdaq and now trades on the OTCQB Venture Market. Accordingly, the August 9, 2021 ATM may no longer be available for use by the Company.

Securities Purchase Agreement:

On July 17, 2023, the Company entered into a Securities Purchase Agreement with the purchaser named therein, pursuant to which the Company agreed to sell, in the offering, an aggregate of 270,270 shares of Common Stock, together with accompanying warrants (the “July 2023 Common Warrants”) to purchase 270,270 shares of Common Stock, at a purchase price of $27.75 per share and accompanying warrants for gross proceeds to the Company of approximately $7.5 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The offering closed on July 19, 2023. The July 2023 Common Warrants are immediately exercisable, expire five years following the date of issuance and have an exercise price of $30.00 per share.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 4 – STOCKHOLDERS’ DEFICIT (Cont.):

Securities Purchase Agreement (Cont.):

On June 27, 2024, the Company entered into a Securities Purchase Agreement with the purchaser, pursuant to which the Company agreed to sell, (i) an aggregate of 527,918 registered shares of the Company’s Common Stock, (ii) registered pre-funded warrants (the “June 2024 Pre-Funded Warrants”) to purchase up to 212,823 shares of Common Stock and (iii) unregistered warrants (the “June 2024 Common Warrants”) to purchase up to 1,111,111 shares of Common Stock, at a purchase price of $5.40 per share of Common Stock and accompanying June 2024 Common Warrant, or $5.399 per June 2024 Pre-Funded Warrant and accompanying June 2024 Common Warrant. The offering of the Securities yielded gross proceeds to the Company of approximately $4,000, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The issuance costs are approximately $356 and the net proceeds are $3,644. The offering closed on June 28, 2024. The June 2024 Common Warrants will be exercisable six months after the issuance date, will expire five years following the date of issuance and have an exercise price of $5.868 per share. Each June 2024 Pre-Funded Warrant is immediately exercisable for one share of Common Stock (the “June 2024 Pre-Funded Warrant Shares”) at an exercise price of $0.00005 per share and will remain exercisable until the June 2024 Pre-Funded Warrants are exercised in full.

In February 2026, the Company entered into two separate Securities Purchase Agreements (the “February 2026 Purchase Agreements”) for the issuance of securities in private placement transactions, seeking to raise aggregate gross proceeds of up to $2,000,000. Under the terms of both February 2026 Purchase Agreements, investors are purchasing units consisting of Common Stock at a purchase price of $0.60 per share, or February 2026 Pre-Funded Warrants at a purchase price of $0.59995 per warrant (with an exercise price of $0.00005 per share) to comply with beneficial ownership limitations. In connection with these placements, the Company also issued February 2026 Common Warrants exercisable for a number of shares equal to 120% of the purchased units at an exercise price of $1.00 per share, subject to standard anti-dilution adjustments.

On May 11, 2026, we entered into the May 11, 2026 Securities Purchase Agreements with two accredited investors, pursuant to which we sold, in a private placement, (i) shares of Common Stock, or, in lieu of shares as elected by the investor, pre-funded warrants to purchase Common Stock Pre-Funded Warrants, and (ii) Common Stock Purchase Warrants. The purchase is $0.95 per share of Common Stock, or Pre-Funded Warrants in lieu thereof, and Common Stock Purchase Warrant to purchase 1.2 shares of Common Stock, with an exercise price of $1.45 per share, subject to adjustment. The aggregate subscription amount was $200,000. The May 11, 2026 Offerings closed on May 11, 2026.

On May 19, 2026, we entered into the May 19, 2026 Securities Purchase Agreement with an accredited investor, pursuant to which we sold, in a private placement, (i) shares of Common Stock, or, in lieu of shares as elected by the investor, pre-funded warrants to purchase Common Stock Pre-Funded Warrants, and (ii) Common Stock Purchase Warrants. The purchase is $0.95 per share of Common Stock, or Pre-Funded Warrants in lieu thereof, and Common Stock Purchase Warrant to purchase 1.2 shares of Common Stock, with an exercise price of $1.45 per share, subject to adjustment. The subscription amount was $200,000. The May 19, 2026 Offering closed on May 19, 2026.

Capital Raised Since Inception:

Since its inception and as of June 30, 2026, the Company has raised approximately $188 million, gross in cash in consideration for issuances of Common Stock and warrants in private placements and public offerings as well as proceeds from warrants exercises.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 4 – STOCKHOLDERS’ DEFICIT (Cont.):

Stock Plans:

During the six months ended June 30, 2026, the Company has outstanding awards for stock options under four stockholder approved plans: (i) the 2004 Global Stock Option Plan and the Israeli Appendix thereto (the “2004 Global Plan”) (ii) the 2005 U.S. Stock Option and Incentive Plan (the “2005 U.S. Plan,” and together with the 2004 Global Plan, the “Prior Plans”); (iii) the 2014 Global Share Option Plan and the Israeli Appendix thereto (which applies solely to participants who are residents of Israel) (the “2014 Global Plan”); and (iv) the 2014 Stock Incentive Plan (the “2014 U.S. Plan” and together with the 2014 Global Plan, the “2014 Plans”).

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

On May 21, 2026, the Company registered an additional 5,500,000 shares of common stock, par value $0.00005 per share, reserved for issuance under the Company’s 2014 Stock Incentive Plan and 2014 Global Share Option Plan (as amended through February 26, 2026, collectively, the “2014 Plans”). This registration covers additional securities of the same class and under the same plans as previously registered on Form S-8.

The 2014 Plans now have a shared pool of 8,406,666 shares of Common Stock available for issuance. As of June 30, 2026, 3,238,933 shares were available for future issuances under the 2014 Plans. The exercise price of the options granted under the 2014 Plans may not be less than the nominal value of the shares into which such options are exercised. Any options under the 2014 Plans that are canceled or forfeited before expiration become available for future grants. The Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors of the Company (the “Board”) administers the Company’s stock incentive compensation and equity-based plans.

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

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 4 – STOCKHOLDERS’ DEFICIT (Cont.):

Stock options:

The Company granted 1,512,500 stock options during the six months ended June 30, 2026. The stock options awarded may contain conditions and restrictions. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified period. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options.

A summary of the Company’s option activity related to options to employees and directors, and related information as of June 30, 2026, is as follows:

	For the Six months ended
	June 30, 2026
		Weighted
		average	Aggregate
	Amount of	exercise	intrinsic
	options *	price	value
		$	$
Outstanding at December 31, 2025	51,656	34.19	—
Granted	1,512,500	0.70	—
Cancelled	(2,978)	13.22	—
Outstanding at June 30, 2026	1,561,178	1.78	—
Exercisable at June 30, 2026	802,387	2.61	—

*   Represents Employee Stock Options only (not including RSUs).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on June 30, 2026, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

As of June 30, 2026, there was $106 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 0.28 years. Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with ASC 718-10 for the six months ended June 30, 2026 and 2025 amounted to $591 and $22, respectively.

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

			Weighted Average
			Remaining
	Number of Shares	Weighted Average	Contractual
	of Restricted	Grant Date Fair	Term
	Stock	Value	(Years)
Nonvested as of December 31, 2025	310,854	3.01	0.45
Granted	2,680,000	0.70	—
Vested	1,647,604	1.07	—
Forfeited	—	—	—
Nonvested as of June 30, 2026	1,343,250	0.78	0.16

Compensation expense recorded by the Company in respect of its stock and restricted stock awards to certain employees, officers, directors, and/or service providers for the six months ended June 30, 2026 and June 30, 2025 amounted to $1,786 and $1,197, respectively.

As of June 30, 2026, there was $352 of total unrecognized compensation cost related to non-vested restricted stock under the Plan. The cost is expected to be recognized over a weighted average period of 0.18 years.

Total Stock-Based Compensation Expense

The total stock-based compensation expense, related to shares, options and warrants granted to employees, directors and service providers was comprised, at each period, as follows:

	Six months ended
	June 30,
	2026	2025
Research and development	$466	$247
General and administrative	1,911	470
Total stock-based compensation expense	$2,377	$717

Treasury Stock

The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholding upon vesting of restricted stock awards in connection with the Company’s incentive plans. The Company’s repurchases of common stock are recorded at the stock price on the vesting date of the common stock. As of June 30, 2026, the Company repurchased 1,667 shares of its common stock for $116 thousand.

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

NOTE 6 – SHORT-TERM LOANS

On October 31, 2025, the Company entered into a securities purchase agreement with Vanquish Funding Group Inc., a Virginia corporation (“Vanquish”), pursuant to which the Company issued to Vanquish a promissory note (the “Vanquish Note”) in the principal amount of $182,400 (including $22,400 of original issue discount) and received funds of $155,000 after combined legal fees and due diligence fees of $5,000. Upon an event of default the Vanquish Note is convertible into shares of common stock of the Company, subject to a 4.99% beneficial ownership limitation, at a 35% discount to the lowest trading price of the Company’s common stock for the 10 trading days prior to the conversion. The Vanquish Note bears interest at 12%, which interest rate increases to 22% if not timely paid. The Vanquish Note matures on August 30, 2026. Under the Vanquish Note, $102,144 was payable on April 30, 2026 and $25,536 is payable on each of May 30, 2026, June 30, 2026, July 30, 2026, and August 30, 2026.

On November 10, 2025, the Company entered into a securities purchase agreement with Labrys Fund II, L.P., (“Labrys”), pursuant to which the Company issued to Labrys a promissory note (the “Labrys Note”) in the principal amount of $143,750 (including $18,750 of original issue discount) and received funds of $121,500 after legal fees of $3,500. Upon an event of default, the Labrys Note is convertible into shares of common stock of the Company, subject to a 4.99% beneficial ownership limitation, at a 25% discount to the lowest trading price of the Company’s common stock for the 20 trading days prior to the conversion. Under the Labrys Note, $22,589 is payable on each of May 11, 2026, June 10, 2026, July 10, 2026, August 10, 2026, September 10, 2026, and October 9, 2026.

On November 20, 2025, the Company entered into a securities purchase agreement with GS Capital Partners, LLC., (“GS Capital Partners”), pursuant to which the Company issued to GS Capital Partners a promissory note (the “GS Note”) in the principal amount of $180,000 (including $23,400 of original issue discount) and received funds of $152,600 after legal fees of $2,000. Upon an event of default, the GS Note is convertible into shares of common stock of the Company, subject to a 4.99% beneficial ownership limitation. Under the GS Note, principal payments shall be made in seven installments, each in the amount of US$28,800.00 commencing on the one hundred eighty first day anniversary following the Issue Date and continuing thereafter each thirty days for the following six months.

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

On April 5, 2026, the Company entered into a short-term loan agreement with a third-party lender for a principal amount of NIS 200,000 (approximately $67,000). The loan bears interest at an annual rate of 8.5% and is required to be repaid in full no later than July 3, 2027.

On May 5, 2026, the Company issued an unsecured convertible promissory note (the “May 5 Note”) in the principal amount of $151,800, receiving $132,000 in cash proceeds after an original issue discount. The May 5 Note carries a 12% one-time interest charge, matures in 12 months, and requires scheduled amortization payments beginning on October 30, 2026.

On May 11, 2026, the Company entered into a securities purchase agreement pursuant to which it issued a promissory note (the “May 11 Note”) to an institutional investor. The transaction was entered into in reliance upon exemptions from registration requirement under the Securities Act of 1933, as amended. The May 11 Note has the aggregate principal amount of $151,800 (including $19,800 original issue discount) for aggregate purchase price proceeds of $132,000, and with the agreement contemplating additional tranches of up to $2,000,000 subject to further agreement. The May 11 Note bears a one-time interest charge of 12%, matures February 28, 2027, and provides for five scheduled payments from October 30, 2026 through February 28, 2027, with a five-day grace period. The Company may prepay at specified discounts within 180 days after issuance. Five days after a material event of default, the holder may convert all or any portion of outstanding amounts into common stock at a price equal to 65% of the lowest trading price during the 10 trading days prior to conversion, subject to a 4.99% beneficial ownership limitation, customary adjustments, and specified liquidated damages for late delivery of conversion shares. The May 11 Note includes customary covenants, events of default and related remedies, including a default payment equal to 150% of outstanding principal and accrued amounts, adjusted to 175% upon certain subsequent defaults, and is governed by Virginia law. The May 11 Note is unsecured. The May 11 Note, and the shares of the Company’s common stock issuable upon conversion of the May 11 Note, if any, were or will be issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder. The investors represented that they are accredited investors and are acquiring the securities for investment purposes.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 6 – SHORT-TERM LOANS (Cont.):

On June 15 2026, the Company entered into a loan agreement with a related party for a principal amount of $15,000. The loan bears interest at an annual rate of 8.5% and is required to be repaid in full no later than July 30, 2027.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the six months ended June 30, 2026 and 2025:

	Six months ended
	June 30,
	2026	2025

	U.S. $ in thousands
Research and Development expenses (*):

Payroll and payroll related	$688	$822
Subcontractors and consultants	141	725
Other	350	352

General and Administrative expenses (*)

Payroll and payroll related	1,104	1,357
Professional services	539	566
Other	376	517

Other segment items:

Share-based payments	2,377	1,220
Finance expense (income), net	323	284
Gain on change in fair value of Warrants liability	—	(179)
Depreciation	84	103

Net loss	$5,982	$5,767

(*) Excluding share-based payment, depreciation and gain on change in fair value of warrants liability.

BRAINSTORM CELL THERAPEUTICS INC. AND SUBSIDIARIES

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 8 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation that arises through the normal course of business. On June 18, 2026, Brainstorm Cell Therapeutics Ltd., the Company’s wholly owned Israeli subsidiary, was served with a statement of claim filed by Sourasky University Medical Center (“Ichilov”) in the Magistrates’ Court of Tel Aviv-Jaffa. The claim alleges breach of an agreement for the use of clean rooms at Ichilov’s facility and seeks NIS 2,117,950 (approximately $0.7 million), in alleged unpaid use fees, interest and related charges, as well as a declaration that the subsidiary fundamentally breached the agreement. The statement of defense, together with any counterclaim, is due in October, 2026. The subsidiary denies the claim, intends to contest it vigorously.

At this time, the Company is unable to reasonably estimate the amount or range of possible loss, if any, that may result from this matter. The Company has already included approximately $570,000 in overdue rent as trade payables. Accordingly no additional accrual for any loss contingency has been recorded in the accompanying consolidated financial statements. The Company does not expect the outcome of this litigation to have a material adverse effect on its financial condition or results of operations, or cash flows, although there can be no assurance as to the ultimate outcome.

NOTE 9 – SUBSEQUENT EVENTS

On July 2, 2026, the Company issued an unsecured convertible promissory note (the “July 2 Note”) in the principal amount of $115,000, receiving $96,500 in cash proceeds after an original issue discount of $15,000. Under the July 2 Note, $18,071 is payable on each of January 4, 2027, February 2, 2027, March 2, 2027, April 2, 2027, May 3, 2027, June 2, 2027 and July 2, 2027.

On July 6, 2026, the Company issued an unsecured convertible promissory note (the “July 6 Note”) in the principal amount of $151,800, receiving $125,000 in cash proceeds after an original issue discount of $19,800. The July 6 Note carries a 12% one-time interest charge, matures in 12 months, and requires scheduled amortization payments beginning on December 30, 2026.

Jacob Frenkel, Ph.D., resigned as Chairman of the Board and as a director on July 24, 2026. Dr. Frenkel will transition to an advisory role effective immediately to assist with the transition of chairman duties.

On July 24, 2026, the Board of Directors of the Company appointed Peter Pitts, a member of the Board, as Executive Chairman of the Board and Chief Strategic Regulatory Officer. In connection with his appointment, Mr. Pitts and the Company entered into an offer letter dated July 24, 2026, which provides a stock option grant to purchase 900,000 shares of the Company’s common stock, as evidenced by a Stock Option Grant Notice of the same date, and he will not be eligible to receive any base salary or cash bonus or participate in the director compensation program. The Pitts Stock Option generally vests with respect to one-fourth of the total shares on July 24, 2027, with the remaining shares vesting in equal monthly installments over the next three years.

On July 26, 2026, Ibrahim B. Dagher, MD, Executive Vice President and Chief Medical Officer of the Company, resigned from his positions with the Company, effective immediately. In connection with his departure, Dr. Dagher will transition to a consulting role effective immediately to assist the Company with the transition of his duties as Chief Medical Officer, pursuant to a Consulting Agreement. Pursuant to the Dagher Consulting Agreement, while Dr. Dagher provides services thereunder, the Company will treat such services as “continued employment” for the purposes of any outstanding Company equity awards held by Dr. Dagher. The Dagher Consulting Agreement has a term of one year, and at the conclusion of the term, if Dr. Dagher remains in compliance with his obligations thereunder, (i) all outstanding and unvested equity awards held by Dr. Dagher as of immediately prior to that date will vest in full, and (ii) the post-termination exercise period for each of Dr. Dagher’s outstanding and vested stock options will be extended until the earlier of (x) the second anniversary of the conclusion of the Dagher Consulting Agreement, or (y) the expiration of the stated maximum term of the stock option.

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

On August 15, 2022, we announced our decision to submit a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for NurOwn® for the treatment of ALS. On September 9, 2022, we filed a BLA to the FDA for NurOwn® for the treatment of ALS. On November 10, 2022, we announced that we had received a refusal to file (“RTF”) letter from the FDA regarding our BLA. The FDA indicated that we may request a Type A meeting to discuss the content of the RTF letter. On December 12, 2022, we announced the submission of a Type A meeting request with the FDA to discuss the contents of the RTF letter previously issued by the FDA regarding the BLA for NurOwn® for the treatment of ALS. On December 27, 2022, we announced that the FDA granted a Type A meeting to discuss the contents of the RTF letter previously issued regarding our BLA for NurOwn® for the treatment of ALS. The Type A Meeting was held on January 11, 2023. The perspective shared by the FDA review team reflected what was in the previously issued RTF letter. Conversations with the FDA on the best pathway to resolve the outstanding questions that remained continued, following the Type A meeting. During these discussions, Brainstorm was presented with multiple options to return the BLA to regulatory review, which included the regulatory procedure to File over Protest. Additionally, within these discussions, the FDA committed to review amendments that were filed to address items raised in the RTF letter. These discussions resulted in Brainstorm requesting the FDA to File over Protest, as this was the regulatory procedure that would allow us to reach an FDA Advisory Committee (“ADCOM”) in the shortest amount of time. Brainstorm notified the FDA on February 6, 2023 of our decision to request the FDA to File over Protest the NurOwn® BLA for ALS. We received confirmation from the FDA that the BLA was re-filed on February 7, 2023. We received the FDA Type A meeting minutes on February 9, 2023. We submitted an amendment to our BLA on March 7, 2023, in which we responded to the majority of the items included in the RTF letter. Written feedback was received on March 22, 2023, from the FDA project manager associated with the BLA confirming the FDA’s decision to grant an ADCOM for the NurOwn® BLA for ALS. On March 27, 2023, we announced that the FDA will hold an ADCOM to discuss the company’s BLA for NurOwn® for the treatment of ALS. On June 6, 2023, we announced that the advisory committee meeting was scheduled for September 27, 2023. On September 22, 2023, we submitted an amendment to our BLA to revise the indication to NurOwn® for the treatment of mild to moderate ALS. On September 27, 2023, we announced that the Advisory Committee voted, with 17 voting no, one voting yes, and one abstention, that NurOwn® did not demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. On October 18, 2023, we announced that FDA invited the Company to request an expedited face-to-face meeting to discuss the path forward for NurOwn® as a treatment for ALS. Brainstorm remains committed to the ALS Community and is actively exploring the next steps in support of NurOwn®, including publication of emerging clinical data and development of a protocol for an additional clinical study. On October 18, 2023 Brainstorm announced that the BLA for NurOwn® would be withdrawn. The BLA was withdrawn on November 3, 2023. The decision to withdraw the BLA was coordinated with FDA and is viewed by FDA as a withdrawal without prejudice. On November 20, 2023, we announced that the FDA granted the company a meeting to discuss the regulatory path forward for NurOwn® in ALS. The meeting took place on December 6, 2023. On December 7, 2023, we announced the completion of a productive meeting with the FDA to discuss NurOwn®. The primary objective of the meeting was to discuss plans for a Special Protocol Assessment (“SPA”) with FDA on the overall protocol design for a planned Phase 3b registrational trial for NurOwn®. The ultimate goal of the SPA is to secure the FDA’s agreement that critical elements of the overall protocol design (e.g., entry criteria, endpoints, planned analyses) are adequate and acceptable for a study intended to support a future marketing application. On February 23, 2024, we announced that we submitted the SPA request to the FDA for the planned Phase 3b clinical trial of NurOwn® for the treatment of ALS. On April 9, 2024, the Company announced that it received written agreement from the FDA, under a SPA, on the design for a Phase 3b trial of NurOwn® in ALS. The SPA agreement with the FDA validates the clinical trial protocol and statistical analysis of the planned Phase 3b trial of NurOwn, demonstrating the Company’s adequacy in addressing objectives that support a future BLA in ALS. On June 26, 2024, the Company announced that it has reached alignment with FDA on the Chemistry, Manufacturing, and Controls (“CMC”) aspects of Brainstorm’s Phase 3b clinical trial for

NurOwn (R), its investigational therapy for ALS. This Type C meeting builds upon the positive momentum established in April 2024, when the FDA granted BrainStorm a SPA agreement for its NurOwn Phase 3b trial. Our wholly owned Israeli subsidiary, Brainstorm Cell Therapeutics Ltd. (“Israeli Subsidiary”), holds exclusive rights to commercialize NurOwn® technology through a licensing agreement with Ramot, the technology transfer company of Tel Aviv University, Israel.

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

Recent Developments

●	On May 21, 2026, the Company filed a Registration Statement on Form S-1 covering the resale of up to 7,796,496 shares of common stock, comprising 1,310,528 outstanding shares of common stock, up to 2,233,334 shares issuable upon the exercise of pre-funded warrants, and up to 4,252,634 shares issuable upon the exercise of common stock purchase warrants previously issued in private placements. The Company will not receive any proceeds from the resale of shares by the selling securityholders, but will receive net cash proceeds to the extent any associated warrants are exercised for cash.
●	On May 21, 2026, the Company registered an additional 5,500,000 shares of common stock, par value $0.00005 per share, reserved for issuance under the Company’s 2014 Stock Incentive Plan and 2014 Global Share Option Plan (as amended through February 26, 2026, collectively, the “2014 Plans”). This registration covers additional securities of the same class and under the same plans as previously registered on Form S-8.
●	On May 25, 2026, the Board of Directors of the Company approved an increase in the number of directors constituting the Board from seven to eight directors and appointed Peter Pitts to serve as a director of the Company, effective as of the same day, to serve until the Company’s 2026 Annual Meeting of Stockholders and until his successor is duly elected and qualified.
●	Jacob Frenkel, Ph.D., resigned as Chairman of the Board and as a director on July 24, 2026. Dr. Frenkel will transition to an advisory role effective immediately to assist with the transition of chairman duties
●	On July 24, 2026, the Board of Directors of the Company appointed Peter Pitts, a member of the Board, as Executive Chairman of the Board and Chief Strategic Regulatory Officer. In connection with his appointment, Mr. Pitts and the Company entered into an offer letter dated July 24, 2026, which provides a stock option grant to purchase 900,000 shares of the Company’s common stock, as evidenced by a Stock Option Grant Notice of the same date, and he will not be eligible to receive any base salary or cash bonus or participate in the director compensation program. The Pitts Stock Option generally vests with respect to one-fourth of the total shares on July 24, 2027, with the remaining shares vesting in equal monthly installments over the next three years.
●	On July 26, 2026, Ibrahim B. Dagher, MD, Executive Vice President and Chief Medical Officer of the Company, resigned from his positions with the Company, effective immediately. In connection with his departure, Dr. Dagher will transition to a consulting role effective immediately to assist the Company with the transition of his duties as Chief Medical Officer, pursuant to a Consulting Agreement. Pursuant to the Dagher Consulting Agreement, while Dr. Dagher provides services thereunder, the Company will treat such services as “continued employment” for the purposes of any outstanding Company equity awards held by Dr. Dagher. The Dagher Consulting Agreement has a term of one year, and at the conclusion of the term, if Dr. Dagher remains in compliance with his obligations thereunder, (i) all outstanding and unvested equity awards held by Dr. Dagher as of immediately prior to that date will vest in full, and (ii) the post-termination exercise period for each of Dr. Dagher’s outstanding and vested stock options will be extended until the earlier of (x) the second anniversary of the conclusion of the Dagher Consulting Agreement, or (y) the expiration of the stated maximum term of the stock option.

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

Patient Access Programs (ALS)

The Company had previously worked collaboratively with Tel Aviv Sourasky Medical Center to treat ALS patients with NurOwn®, under the Israel Hospital Exemption (“HE”) regulatory pathway for Advanced Therapy Medicinal Products (“ATMP”), which was adopted by the Israeli MoH from the EMA regulation. Between the first quarter of 2019 and the fourth quarter of 2020, the Company enrolled and treated 12 ALS patients with NurOwn®, under the HE pathway. The Company received $3.4 million in gross proceeds in connection with the treatment of the aforementioned patients, which did not cover the costs of the trial. The remaining cost associated with the HE pathway were paid by Brainstorm.

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

Results of Operations

For the period from inception (September 22, 2000) until June 30, 2026, we did not generate any revenues from operations. In addition, we incurred operating costs and expenses of approximately $3,613,000 during the three months ended June 30, 2026, compared to $2,573,000 during the three months ended June 30, 2025. We incurred operating costs and expenses of approximately $5,659,000 during the six months ended June 30, 2026, compared to $5,662,000 during the six months ended June 30, 2025.

Research and Development, net

Our business model calls for significant investments in research and development. Our research and development expenditures, net in the three months ended June 30, 2026 were $963,000, a decrease of $157,000 compared to $1,120,000 for the three months ended June 30, 2025.

This decrease is due to: (i) a decrease of $39,000 for costs related to payroll expenses and (ii) a decrease of $386,000 in connection with clinical activities suppliers, materials, depreciation, rent and other costs. This decrease was partially offset by an increase of $268,000 for costs related to patents, travel costs and stock-based compensation expenses.

Our research and development expenditures, net for the six months ended June 30, 2026 were $1,725,000, a decrease of $699,000 compared to $2,424,000 for the six months ended June 30, 2025.

This decrease is due to: (i) a decrease of $134,000 for costs related to payroll expenses and (ii) a decrease of $692,000 in connection with clinical activities suppliers, materials, depreciation, patents, rent and other costs. This decrease was partially offset by an increase of $127,000 for costs related to travel costs and stock-based compensation expenses.

General and Administrative

General and administrative expenses for the three months ended June 30, 2026 and June 30, 2025 were $2,650,000 and $1,453,000, respectively. The increase in general and administrative expenses of $1,197,000 is primarily due to increased stock-based compensation expenses. This increase was partially offset by a decrease in and stock management costs, in payroll, PR activities, rent costs, depreciation and consultants’ costs.

General and administrative expenses for the six months ended June 30, 2026 and 2025 were $3,934,000 and $3,238,000, respectively. The increase in general and administrative expenses of $696,000 is primarily due to an increase for costs related to stock-based compensation expenses. This increase was partially offset by a decrease in and stock management costs, payroll, PR activities, rent and consultants’ costs.

Financial Expenses

Financial expense for the three months ended June 30, 2026 was $242,000 compared to financial expense of $330,000 for the three months ended June 30, 2025. The change was primarily attributable to fluctuations in foreign currency exchange rates and increased interest expense associated with the Company’s outstanding loan obligations.

Financial expense for the six months ended June 30, 2026 was $323,000 compared to financial expense of $284,000 for the six months ended June 30, 2025 as a result of interest paid for loans and due to conversion exchange rates.

Net Loss

Net loss for the three months ended on June 30, 2026 was $3,855,000, compared to a net loss of $2,903,000 for the three months ended June 30, 2025. Net loss per share for the three months ended June 30, 2026 and 2025 was $0.35 and $0.34, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the three months ended June 30, 2026 was 11,034,775, compared to 8,620,400 for the three months ended June 30, 2025.

Net loss for the six months ended on June 30, 2026 was $5,982,000, compared to a net loss of $5,767,000 for the six months ended June 30, 2025. Net loss per share for the six months ended June 30, 2026 and 2025 was $0.54 and $0.77, respectively.

The weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the six months ended June 30, 2026 was 11,034,775, compared to 7,487,495 for the six months ended June 30, 2025.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through public and private sales of its Common Stock and warrants, the exercise of outstanding warrants, the issuance of convertible promissory notes, sales via the ATM programs and through various grants. At June 30, 2026 cash, cash equivalents and restricted cash amounted to $209,000.

Net cash used in operating activities for the six months ended June 30, 2026 was $2,215,000. Cash used for operating activities was primarily attributed to cost of clinical trials, rent of clean room and materials for clinical trials, payroll costs, rent, outside legal fee expenses and public relations expenses.

Net cash provided by financing activities for the six months ended June 30, 2026 was $2,148,000 from sales of common stock under private placement and proceeds from short-term loans.

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

In February 2026, the Company entered into the February 2026 Purchase Agreements for the issuance of securities in private placement transactions, seeking to raise aggregate gross proceeds of up to $2,000,000. Under the terms of both February 2026 Purchase Agreements, investors purchased units consisting of Common Stock at a purchase price of $0.60 per share, or February 2026 Pre-Funded Warrants at a purchase price of $0.59995 per warrant (with an exercise price of $0.00005 per share) to comply with beneficial ownership limitations. In connection with these placements, the Company also issued February 2026 Common Warrants exercisable for a number of shares equal to 120% of the purchased units at an exercise price of $1.00 per share, subject to standard anti-dilution adjustments. By May 14, 2026, the Company had raised $1.125 million under these agreements.

In May 2026, the Company entered into the May 2026 SPAs with two accredited investors for the issuance of securities in private placement transactions, resulting in aggregate gross proceeds to the Company of $200,000. Under the terms of the May 2026 SPAs, the investors purchased an aggregate of 210,526 shares of Common Stock at a purchase price of $0.95 per share. In connection with these placements, the Company also issued May 2026 Common Warrants exercisable for an aggregate of 252,631 shares of Common Stock, representing 120% of the shares purchased, at an exercise price of $1.45 per share, exercisable immediately and expiring five (5) years from the date of issuance, subject to standard anti-dilution adjustments.

On May 5, 2026, the Company issued the May 5 Note in the principal amount of $151,800, receiving $132,000 in cash proceeds after an original issue discount. The note carries a 12% one-time interest charge, matures in 12 months, and requires scheduled amortization payments beginning on October 30, 2026.

On July 2, 2026, the Company issued an unsecured convertible promissory note (the “July 2 Note”) in the principal amount of $115,000, receiving $96,500 in cash proceeds after an original issue discount of $15,000. Under the July 2 Note, $18,071 is payable on each of January 4, 2027, February 2, 2027, March 2, 2027, April 2, 2027, May 3, 2027, June 2, 2027 and July 2, 2027.

On July 6, 2026, the Company issued an unsecured convertible promissory note (the “July 6 Note”) in the principal amount of $151,800, receiving $125,000 in cash proceeds after an original issue discount of $19,800. The July 6 Note carries a 12% one-time interest charge, matures in 12 months, and requires scheduled amortization payments beginning on December 30, 2026.

We expect that we will continue to generate losses from the clinical development and regulatory activities, which will result in a negative cash flow from operating activity. Having received an SPA with the FDA, additional capital raises will be needed to conduct a Phase 3b trial in ALS, to commercialize NurOwn® for ALS, and for future trials that may be needed for other indications. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our product candidates, along with cost to commercialize these product candidates.

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

While our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements appearing elsewhere in this Quarter Report on Form 10-Q we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, under the supervision of the Audit Committee of the Board (the “Audit Committee”) and with the participation of our Chief Executive Officer and interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on this evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting, as described below.

Notwithstanding this material weakness, the Company has concluded that the Company’s consolidated financial statements as of and for the six-month period ended June 30, 2026, are fairly presented in all material respects in accordance with U.S. generally accepted accounting principles, based on the nature of the identified control deficiency and the absence of any actual misstatements.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis.

During the quarter ended June 30, 2026, management identified a material weakness in the Company’s short-term loans initiation, review, authorization and execution controls. Although this deficiency did not result in a misstatement of the Company’s financial statements, it created a risk that a material misstatement could occur and not be prevented or detected on a timely basis. Accordingly, management concluded that this identified control deficiency constitutes a material weakness.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation plan adopted to address the material weakness discussed above, there have been no changes in our system of internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may become involved in litigation relating to claims arising out of operations in the normal course of business, which the Company considers routine and incidental to its business.

Between November 1, 2023 and April 12, 2024, five lawsuits were filed in the U.S. District Court for the Southern District of New York by purported shareholders of the Company.

On November 1, 2023, a purported shareholder of the Company filed a putative securities class action complaint against the Company and certain of its then current officers, captioned Sporn v. Brainstorm Cell Therapeutics Inc., et al. (the “Securities Complaint”), in the United States District Court for the Southern District of New York (the “Securities Action”). The Lead Plaintiff filed an Amended Complaint on April 1, 2024; the Amended Complaint adds a former officer as an individual defendant. The Amended Complaint in the Securities Action alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder against all defendants and control person violations of Section 20(a) against the individual defendants, relating to NurOwn® for the treatment of ALS, the Company’s submissions to and communications with the FDA in support of the approval of NurOwn® for the treatment of ALS, and the prospects of future approval of NurOwn® by the FDA. The Securities Action seeks, among other things, damages in connection with an allegedly inflated stock price between February 18, 2020 and September 27, 2023, as well as attorneys’ fees and costs.

On September 15, 2025, the Court issued an opinion and order granting in part and denying in part the motion to dismiss the Amended Complaint. The Court dismissed the Section 10(b) claims that were based on statements regarding biomarker data, statements of opinion regarding the interpretation of clinical trial results, and statements regarding the likelihood of FDA approval. The Court also dismissed in its entirety the insider trading claim brought against the Company and one of the individual defendants, finding that the plaintiffs failed to allege motive and opportunity to commit fraud. The Court found, however, that the Amended Complaint adequately pleaded claims with respect to certain statements regarding the FDA’s views on the design of the NurOwn clinical trial; whether a particular subgroup analysis in that trial was “prespecified”; whether the FDA agreed that the results in the trial could be explained by “floor effects”; and the safety profile of NurOwn. The Section 20(a) control person liability claims survive dependent on those Section 10(b) claims. The parties are currently in discovery.

On February 14, 2024, February 15, 2024, March 21, 2024, and April 12, 2024, four purported shareholders of the Company filed derivative action complaints against the Company as nominal defendant and certain of its then current and former officers and directors, captioned Porteous v. Lebovits, et al.; Andrev v. Lebovits, et al.; Holtzman v. Lebovits, et al.; and Hamby v. Lebovits, et al. (the “Derivative Complaints”) in the United States District Court for the Southern District of New York (the “Derivative Actions”). On April 25, 2024, the Court consolidated the Derivative Actions into a consolidated action captioned In Re Brainstorm Cell Therapeutics, Inc. Derivative Litigation (the “Consolidated Derivative Action”), and appointed Co-Lead Counsel... The plaintiffs have not yet filed a consolidated complaint; the Derivative Actions, brought on behalf of the Company, each assert state law claims for breach of fiduciary duty and unjust enrichment against the individual defendants. The complaints in Holtzman and Hamby also assert state law claims against the individual defendants for abuse of control, gross mismanagement, corporate waste, a claim against the individual defendants for violations of Section 14(a) of the Exchange Act, and a claim against two officer defendants for contribution under Sections 10(b) and 21D of the Exchange Act. The Derivative Complaints allege that the individual defendants breached their fiduciary duties and duties under the Exchange Act in connection with the Company’s internal controls relating to the same matters alleged in the Securities Action, and that their actions or omissions could not have been a good faith exercise of prudent business judgment. The Derivative Actions seek, among other things, monetary damages and disgorgement of performance-based compensation granted in connection with an allegedly inflated stock price between August 15, 2022 and September 27, 2023, as well as attorneys’ fees and costs. The Company and the individual defendants intend to vigorously defend against these lawsuits.

On November 22, 2024, 3D Communications, LLC filed a lawsuit against the Company in the U.S. District Court for the District of Delaware, captioned 3D Communications, LLC v. Brainstorm Cell Therapeutics, Inc. The Complaint asserts a claim for breach of contract and alleges that 3D Communications provided certain consulting and other services to the Company pursuant to a master services agreement and statement of work, and that the Company has not timely paid the corresponding invoices. The Company has filed an Answer to the Complaint. 3D Communications seeks monetary damages under those agreements, as well as attorneys’ fees and costs. Fact discovery has concluded. On June 11, 2026, 3D Communications filed a motion for summary judgment on its breach of contract claim, seeking judgment of approximately $0.5 million in allegedly unpaid invoices, plus pre- and post-judgment interest. The Company filed an answering brief in opposition to the motion, and 3D Communications filed a reply. The motion is fully briefed and remains pending before the Court. The Company disputes the allegations and intends to continue to vigorously defend against the action.

On June 18, 2026, Brainstorm Cell Therapeutics Ltd., the Company’s wholly owned Israeli subsidiary, was served with a statement of claim filed by Sourasky University Medical Center (“Ichilov”) in the Magistrates’ Court of Tel Aviv-Jaffa. The claim alleges breach of an agreement for the use of clean rooms at Ichilov’s facility and seeks NIS 2,117,950 (approximately $0.7 million), in alleged unpaid use fees, interest and related charges, as well as a declaration that the subsidiary fundamentally breached the agreement. The statement of defense, together with any counterclaim, is due in October, 2026. The subsidiary denies the claim, intends to contest it vigorously and is considering a counterclaim arising from Ichilov’s breaches of the agreement. The subsidiary previously demanded NIS 17 million (approximately $5.5 million) from Ichilov and expects any counterclaim to be in that range.

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

Our management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Our management has concluded that, because of this material weakness, our internal control over financial reporting was not effective as of June 30, 2026. These operational deficiencies related to the Company’s reviews and approvals of the execution of certain short term loan agreements. As a result of the material weakness, the Company’s management, under the supervision of the Audit Committee and with the participation of the Company’s Chief Executive Officer and interim Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2026.

Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully developed and implemented. Until our remediation plan is fully implemented, our management will continue to devote significant time, attention and financial resources to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that our future consolidated financial statements could contain errors that will be undetected. Further and continued determinations that there are one or more material weaknesses in the effectiveness of the Company’s internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements. For more information relating to the Company’s internal control over financial reporting, the material weakness that existed as of June 30, 2026 and the remediation activities undertaken by us, see Part I, Item 4, “Controls and Procedures” of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered equity securities sold from April 1, 2025 to June 30, 2026, other than as previously disclosed in our current reports on Form 8-K and described herein.

On May 11, 2026, we entered into the May 11, 2026 Securities Purchase Agreements with two accredited investors, pursuant to which we sold, in a private placement, (i) shares of Common Stock, or, in lieu of shares as elected by the investor, pre-funded warrants to purchase Common Stock Pre-Funded Warrants, and (ii) Common Stock Purchase Warrants. The purchase is $0.95 per share of Common Stock, or Pre-Funded Warrants in lieu thereof, and Common Stock Purchase Warrant to purchase 1.2 shares of Common Stock, with an exercise price of $1.45 per share, subject to adjustment. The aggregate subscription amount was $200,000. The May 11, 2026 Offerings closed on May 11, 2026.

On May 19, 2026, we entered into the May 19, 2026 Securities Purchase Agreement with an accredited investor, pursuant to which we sold, in a private placement, (i) shares of Common Stock, or, in lieu of shares as elected by the investor, pre-funded warrants to purchase Common Stock Pre-Funded Warrants, and (ii) Common Stock Purchase Warrants. The purchase is $0.95 per share of Common Stock, or Pre-Funded Warrants in lieu thereof, and Common Stock Purchase Warrant to purchase 1.2 shares of Common Stock, with an exercise price of $1.45 per share, subject to adjustment. The subscription amount was $200,000. The May 19, 2026 Offering closed on May 19, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 2, 2026, the Company issued an unsecured convertible promissory note (the “July 2 Note”) in the principal amount of $115,000, receiving $96,500 in cash proceeds after an original issue discount of $15,000. Under the July 2 Note, $18,071 is payable on each of January 4, 2027, February 2, 2027, March 2, 2027, April 2, 2027, May 3, 2027, June 2, 2027 and July 2, 2027. The July 2 Note bears interest at 10% and matures on July 2, 2027.

On July 6, 2026, the Company issued an unsecured convertible promissory note (the “July 6 Note”) in the principal amount of $151,800, receiving $125,000 in cash proceeds after an original issue discount of $19,800. The July 6 Note carries a 12% one-time interest charge, matures in 12 months, and requires scheduled amortization payments beginning on December 30, 2026. The July 6 Note carries a 12% one-time interest charge, matures in 12 months, and requires scheduled amortization payments beginning on December 31, 2026.

The July 2 Note and the July 6 Note were sold in reliance upon an exemption from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and/or Rule 506(b) of Regulation D promulgated thereunder.

The disclosure set forth in this Item 5 is intended to satisfy the Company’s disclosure obligations under Item 1.01 (Entry into a Material Definitive Agreement), Item 2.03 (Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant), and Item 3.02 (Unregistered Sales of Equity Securities) of Form 8-K with respect to the July 2 Note and the July 8 Note, and accordingly the Company is not filing a separate Current Report on Form 8-K with respect to these transactions. The foregoing summaries of the July 2 Note and the July 6 Note do not purport to be complete and are qualified in their entirety by reference to the full text of the forms of the July 2 Note and July 6 Note, copies of which are filed as exhibits to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The following documents are filed as exhibits to this report:

Incorporated by Reference Herein
Exhibit Number	Description	Filed (or Furnished) with this Form 10-Q	Form	Exhibit & File No.	Date Filed

3.1	Certificate of Incorporation of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix B File No. 333-61610	November 20, 2006
3.2	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 15, 2014.		Form 8-K	Exhibit 3.1 File No. 000-54365	September 16, 2014
3.3	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated August 31, 2015.		Form 8-K	Exhibit 3.1 File No. 001-36641	September 4, 2015
3.4	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 16, 2024.		Form 8-K	Exhibit 3.1 File No. 001-36641	September 16, 2024
3.5	Certificate of Amendment of Certificate of Incorporation of Brainstorm Cell Therapeutics Inc., dated September 30, 2024.		Form 8-K	Exhibit 3.1 File No. 001-36641	October 1, 2024
3.6	ByLaws of Brainstorm Cell Therapeutics Inc.		Definitive Schedule 14A	Appendix C File No. 333-61610	November 20, 2006
3.7	Amendment No. 1 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of March 21, 2007.		Form 8-K	Exhibit 3.1 File No. 333-61610	March 27, 2007
3.8	Amendment No. 2 to ByLaws of Brainstorm Cell Therapeutics Inc., dated as of April 20, 2025.		Form 8-K	Exhibit 3.1 File No. 001-36641	April 21, 2025
10.1	Form of Securities Purchase Agreement, dated May 11, 2026, between the Company and Vanquish Funding Group Inc.		Form 10-Q	Exhibit 10.1 File No. 001-36641	May 15, 2026
10.2	Form of Promissory Note, issued May 11, 2026, to Vanquish Funding Group Inc.		Form 10-Q	Exhibit 10.2 File No. 001-36641	May 15, 2026
10.3	Form of Securities Purchase Agreement, dated May 11, 2026		Form 10-Q	Exhibit 10.3 File No. 001-36641	May 15, 2026
10.4	Form of Common Warrant, dated May 11, 2026		Form 10-Q	Exhibit 10.4 File No. 001-36641	May 15, 2026
10.5	Form of Promissory Note, dated July 2, 2026	*
10.6	Form of Promissory Note, dated July 6, 2026	*
10.7	Form of Securities Purchase Agreement, dated May 19, 2026	*	Form S-1	Exhibit 10.107 File No. 333-296090	May 21, 2026
10.8	Form of Common Warrant, dated May 19, 2026		Form S-1	Exhibit 10.108 File No. 333-296090	May 21, 2026
10.9	Form of Unsecured Convertible Promissory Note, dated May 5, 2026.	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	‡
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*Filed herewith

‡Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAINSTORM CELL THERAPEUTICS INC.

Date: August 14, 2026	By:	/s/ Chaim Lebovits
Name: Chaim Lebovits
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alla Patlis
Name: Alla Patlis
Title: Controller, Interim Chief Financial Officer (Principal Financial Officer)